Form 10QSB
period 2006-08-31
MAXIMUS EXPLORATION CORP
filed 2006-11-17
CIK 1372183

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136630

MAXIMUS EXPLORATION CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3355 Morgan Creek Way
Suite 43
Surrey, British Columbia
Canada   V6Z 2X4
 (Address of principal executive offices, including zip code.)

(604) 781-0221
 (Registrant's telephone number, including area code)

The Company is a Shell company:   Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

As of October 18, 2006, the Company had 5,000,000 shares of common stock outstanding.

============================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Maximus Exploration Corporation
(An Exploration Stage Company)

August 31, 2006

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
(unaudited)

August 31,
2006
$

ASSETS

Current Assets

Cash	70
Total Assets	70

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	11,988
Accrued liabilities	1,500
Due to related party (Note 3)	19,351
Total Liabilities	32,839

Stockholders' Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value Nil issued and outstanding	-

Common Stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding	50

Donated Capital (Note 3)	6,000

Deficit Accumulated During the Exploration Stage	(38,819)
Total Stockholders' Deficit	(32,769)
Total Liabilities and Stockholders' Deficit	70

Continuance of Operations (Note 2)

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated
	From	For the	For the
	December 29, 2005	Three Months	Six Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2006	2006	2006
	$	$	$

Revenue	-	-	-

Expenses

General and administrative (Note 3)	6,655	2,321	4,590
Impairment of mineral property costs (Note 4)	3,776	-	-
Professional fees	28,388	10,988	13,388

Total Expenses	38,819	13,309	17,978

Net Loss	(38,819)	(13,309)	(17,978)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated
	From	For the
	December 29, 2005	Six months
	(Date of Inception)	Ended
	to August 31,	August 31,
	2006	2006
	$	$

Operating Activities

Net loss	(38,819)	(17,978)

Adjustments to reconcile net loss to cash

Stock issued for expenses	50	-
Donated services and expenses	6,000	4,500

Changes in operating assets and liabilities

Accounts payable	13,488	7,973
Due to related party	19,351	5,575

Net Cash From Operating Activities	70	70

Increase In Cash	70	70

Cash - Beginning of Period	-	-

Cash - End of Period	70	70

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Interim Reporting

The accompanying unaudited interim financial statements have been prepared by Maximus Exploration Corporation (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended February 28, 2006, as filed with the United States Securities and Exchange Commission.

The results of operations for the six months ended August 31, 2006 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at August 31, 2006, the Company has accumulated losses of $38,819 since inception and has a working capital deficiency of $32,769. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has no formal plan in place to address this concern, but considers that the Company will be able to obtain additional funds by equity financings and/or related party advances, however there is no assurance of additional funding being available.

3.	Related Party Transactions

a)

During the six month period ended August 31, 2006, the Company recognized a total of $3,000 for donated services at $500 per month, and $1,500 for donated rent at $250 per month provided by the President of the Company.

	b)	At August 31, 2006, the Company is indebted to the President of the Company for $19,315 of expenses incurred on behalf of the Company.

	c)	At August 31, 2006, the Company is indebted to a Director of the Company for $36 of expenses incurred on behalf of the Company.

4.	Mineral Properties

On November 1, 2005 the Company obtained the right to explore one property in British Columbia, Canada, in consideration for $3,776. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. At February 28, 2006, the Company recognized an impairment loss of $3,776, as it has not yet been determined whether there are proven or probable reserves on the property.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This Form 10-QSB for the period ended August 31, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in this offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find a molybdenum mineralization. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until we complete our public offering, if that occurs, of which there is no assurance. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once our public offering is concluded, we intend to start exploration for mineralized material. If we find mineralized material, we have to determine if it is economically feasible to remove it. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Doherty, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Doherty will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Boise, Idaho. We have not selected any of the foregoing as of the date of this prospectus. We will only make the selections in the event we raise the minimum amount of this offering.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000, if the maximum amount of the offering is raised. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of our prospectus, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must remove and sell mineralized material. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise the minimum amount in our public offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

We have discussed this matter with our officers and directors and Mr. Doherty has agreed to advance funds as needed until our public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Doherty has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year.

We acquired the right to explore one property containing six claims. We do not own the property. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing this offering, weather permitting. As of the date of this report, we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

In December 2005, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Randy Doherty covered our initial expenses of $19,315 for incorporation, accounting and legal fees and $3,776 for the acquisition of the claims. The amount owed to Mr. Doherty is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Doherty is oral and there is no written document evidencing the agreement.

As of August 31, 2006, our total assets were $70 and our total liabilities were $32,839.

ITEM 3.     CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)   Changes in Internal Control over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II.   OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 31, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-136630, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock in our public offering.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of November, 2006.

MAXIMUS EXPLORATION CORPORATION

BY:	RANDY DOHERTY
Randy Doherty, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer