Form 10QSB
period 2006-11-30
MAXIMUS EXPLORATION CORP
filed 2007-01-16
CIK 1372183

============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-136630

MAXIMUS EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0516430
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3355 Morgan Creek Way
Suite 43
Surrey, British Columbia
Canada V6Z 2X4
(Address of principal executive offices, including zip code.)

604-535-7787
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 10, 2007, the Company had 5,000,000 shares of common stock outstanding.

============================================================================================================

PART I

ITEM 1.	INTERIM FINANCIAL STATEMENTS

Maximus Exploration Corporation
(An Exploration Stage Company)
November 30, 2006
Index
Balance Sheet		F-1

Statements of Operations		F-2

Statements of Cash Flows		F-3

Notes to the Financial Statements		F-4

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
(Unaudited)

November 30,
2006
$

ASSETS
Current Assets
Cash	54
Total Assets	54

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	2,572
Accrued liabilities	1,500
Due to related party (Note 3)	30,746
Total Liabilities	34,818

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value
Nil issued and outstanding	–

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding	50

Donated Capital (Note 3)	8,250

Deficit Accumulated During the Exploration Stage	(43,064)
Total Stockholders’ Deficit	(34,764)
Total Liabilities and Stockholders’ Deficit	54

Continuance of Operations (Note 2)

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated
	From	For the	For the
	December 29, 2005	Three Months	Nine Months
	(Date of Inception)	Ended	Ended
	to November 30,	November 30,	November 30,
	2006	2006	2006
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 3)	9,416	2,761	7,351
Impairment of mineral property costs (Note 4)	3,776	–	–
Professional fees	29,872	1,484	14,872
Total Expenses	43,064	4,245	22,223

Net Loss	(43,064)	(4,245)	(22,223)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated
	From	For the
	December 29, 2005	Nine months
	(Date of Inception)	Ended
	to November 30,	November 30,
	2006	2006
	$	$

Operating Activities

Net loss	(43,064)	(22,223)

Adjustments to reconcile net loss to cash

Stock issued for expenses	50	–
Donated services and expenses	8,250	6,750

Changes in operating assets and liabilities

Accounts payable	4,072	(1,443)
Due to related party	30,746	(16,970)

Net Cash Provided by Operating Activities	54	54

Increase In Cash	54	54

Cash - Beginning of Period	–	–

Cash - End of Period	54	54

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
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

The results of operations for the nine months ended November 30, 2006 are not indicative of the results that may be expected for the full year.

2.	Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $43,064 since its inception, has a working capital deficiency of $34,764 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

3.	Related Party Transactions

a)

During the nine month period ended November 30, 2006, the Company recognized a total of $4,500 for donated services at $500 per month, and $2,250 for donated rent at $250 per month provided by the President of the Company.

	b)	At November 30, 2006, the Company is indebted to the President of the Company for $30,710 of expenses incurred on behalf of the Company. This amount is unsecured, non-interest bearing and has no specific terms for repayment.

	c)	At November 30, 2006, the Company is indebted to a Director of the Company for $36 of expenses incurred on behalf of the Company.

4.	Mineral Properties

On November 1, 2005 the Company obtained the right to explore one property in Idaho, USA, in consideration for $3,776. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. At February 28, 2006, the Company recognized an impairment loss of $3,776, as it has not yet been determined whether there are proven or probable reserves on the property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

This Form 10-QSB for the period ended November 30, 2006 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

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

Our exploration target is to find a molybdenum mineralization. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until we complete our public offering, if that occurs, of which there is no assurance. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

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

As of November 30, 2006, our total assets were $54 and our total liabilities were $34,818.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of January , 2007.

MAXIMUS EXPLORATION CORPORATION

BY: RANDY DOHERTY
Randy Doherty, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer