Form 10KSB
period 2007-02-28
MAXIMUS EXPLORATION CORP
filed 2007-05-31
CIK 1372183

===================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-136630

MAXIMUS EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3355 Morgan Creek Way, Suite 43
Surrey, British Columbia
Canada V3S 0J9
(Address of principal executive offices, including zip code.)

(604) 535-7787
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 15(d) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

===================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year February 28, 2007: $-0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2007: $50.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 20, 2007: 5,000,000 shares.

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

Page
FORWARD LOOKING STATEMENT

PART I
Item 1. Description of Business	4
Item 2. Description of Property	15
Item 3. Legal Proceedings	15
Item 4. Submission of Matters to a Vote of Security Holders	15

PART II
Item 5. Market for Common Stock and Related Stockholder Matters	16
Item 6. Plan of Operations	17

PART III
Item 7. Financial Statements and Supplementary Data	21
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial	31
Disclosure
Item 8A. Controls and Procedures	32
Item 9. Directors, Executive Officers, Promoters and Control Persons	32
Item 10. Executive Compensation	35
Item 11. Security Ownership of Certain Beneficial Owners and Management	36
Item 12. Certain Relationships and Related Transactions	38

PART IV
Item 13. Exhibits	39
Item 14. Principal Accounting Fees and Services	39

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in the State of Nevada on December 29, 2005. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 3355 Morgan Creek Way, Suite 43, Surrey, British Columbia, Canada. This is our mailing address as well. Our telephone number is (604) 535-7787. Mr. Doherty provides this office space at $250 per month.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plans to change its business activities or to combine with another business, and is not aware of any events or circumstances that might cause its plans to change.

Status of our public offering

     On April 9, 2007, the Securities and Exchange Commission declared the Post Effective Amendment to our Form SB-2 Registration Statement effective, file number 333-136630, permitting us to offer 500,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.10 per share. There was no underwriter involved in our public offering.

     As of the date of this report, we have not completed our initial public offering.

Background

     In December, 2005, we acquired six unpatented mining claims from James Ebisch in consideration of $3,776. The claims are located in Kootenai County, Idaho.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     The fee simple title to the property is owned by Randy Doherty The property is referred to as the Black Rock Basin Project (BRB). James Ebisch acquired these claims and assigned us his right in the claims by way of a quit claim deed dated November 1, 2005.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

     The following is a list of claim numbers and description of our claims:

Claim No.	Description
189109-189114	SB#1 - SB#6

     In order to maintain these claims we must pay a fee of $100 per year per claim.

Location and Access

     During October 2005, six unpatented lode mining claims were located to cover the main area of interest on the property. The land claimed lies within the Kootenai National Forest, administered by the U.S. Forest Service in Coeur d’Alene, Idaho.

     Access to the property up Hayden Creek is good. Roughly three miles of improved gravel road lead to within a mile of the property. Presently, access is precluded by a locked gate, but a key to this gate could probably be obtained from the U.S. Forest Service if legitimate work is undertaken on the property. The final mile of road leading to the property has been reclaimed, but is an easy walk that takes only about thirty minutes.

History

     Extensive work has been completed on the property during the early 20th century. Most of this work was done between 1918 and 1940 by the Hayden Lake Mining and Milling Company. Although there is no known record of production, extensive underground development was undertaken. One tunnel contains 1600 feet of workings while another tunnel contains 800 feet of workings. The tunnels are presently inaccessible.

Geology

     Very limited outcrop exists on the property. Most of the rock in the area consists of metasediments belonging to the Precambrian Age Belt (Purcell) Supergroup. Locally, these metasediments have been intruded by diabase dikes and sills. Weathered surfaces indicate that the rocks contain a substantial amount of carbonate, characteristic of the Wallace Formation. This is corroborated by the work of Anderson (1940).

     In general, the rocks strike northeasterly and dip moderately to the northwest. The veins are not concordant. Although they closely parallel the strike of the strata, the angle of dip does not conform to the dip of the strata.

     Two main directions of structures exist in the area. The most prominent structures trend roughly N60W, parallel to the major faults which control mineralization in the nearby Silver Valley. The second structural trend is northerly. Neither of these parallel the northeasterly trending veins documented in the Bradbury Mine.

Mineralization

     The quartz veins which host sulfide mineralization strike northeasterly, but dip in various directions. The veins pinch and swell abruptly, with very irregular thicknesses. They range from about one foot up to thirty feet in thickness. The veins are bordered by a fringe of quartz seams and stringers which extend outward at various angles for a short distance.

     The veins are composed primarily of medium to coarse-grained white quartz containing pyrite, arsenopyrite, chalcopyrite, and galena. The quartz is partly a fracture filling, but mostly a replacement of the country rock.

MAP 1

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

     Other than our interest in the property, we own no plants or other property.

Our Proposed Exploration Program

     Our exploration target is to find a molybdenum mineralization. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the acquisition of the claims. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Doherty, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Doherty will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Boise, Idaho. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000, if the maximum amount of the offering is raised. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity ninety days after this public offering is completed, weather permitting.

     The breakdowns were made in consultation with James Ebisch, registered professional geologist.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

     We anticipate starting exploration activity ninety days after this public offering is completed, weather permitting.

Competitive Factors

     The molybdenum mining industry is fragmented, that is there are many, many molybdenum prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the regulations of the U.S. Forest Service.

     The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local U.S. Forest Service (USFS) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

     The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the USFS. All claimants must pay a yearly maintenance fee of $100 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the U.S. Forest Service by August 31, of each year. We have paid this fee through 2006. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the USFS and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders made qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets for the USFS fee schedule:

Fee Schedule* (per claim)
Location Fee	$30.00
Maintenance Fee.	$125.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00
* Fee schedule reflects increases of July 2005 and July 2006.

     The USFS regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

     1. Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake-horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

     2. Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

     3. Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

     Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

     If an operator constructs access or uses an existing access way for an operation and would object to USFS blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

     Concurrence by the USFS for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

     The Idaho law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Idaho trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the USFS would be required. Also, we would be required to comply with the laws of the state of Idaho and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Idaho is returning the surface to its previous condition upon abandonment of the property. We will only be using "non-intrusive" exploration techniques and will not leave any indication that a sample was taken from the area. We will be required to leave the area in the same condition as they found it - on a daily basis.

     We have not allocated any funds from the proceeds of this offering for the cost of reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Doherty, our president has agreed to pay the cost of reclamation should we not find mineralized material.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Doherty will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Risk Factors

     1. If we do not raise at least the minimum amount in our public offering, we will have to suspend or cease operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. If we do not raise at least the minimum amount from our public offering, we will have to suspend or cease operations within twelve months.

     2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raise from this offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

     3. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on December 29, 2005, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $43,064. Our ability to achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     6. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     7. Weather interruptions in the state of Idaho may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

Risks associated with this offering:

     8. If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have two officers and directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find others person to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

     9. Because our officers and directors will own more than 50% of the outstanding shares after the completion of our public offering, they will be able to decide who will be directors and you will not be able to elect any directors or control operations.

     Even if we sell all 2,000,000 shares of common stock in our public offering, our officers and directors will still own 5,000,000 shares and will continue to control us. As a result, after completion of our public offering, regardless of the number of shares we sell, our officers and directors will be able to elect all of our directors and control our operations.

     10. Because there is no public trading market for our common stock, you may not be able to resell your stock and as a result your investment is illiquid.

     There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale, of which there is no assurance. As a result, your investment is illiquid.

ITEM 2.      DESCRIPTION OF PROPERTY

     We do not own any property.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

     There are 2 holders of record for our common stock. The record holders are our officers and directors who together own 5,000,000 restricted shares of our common stock.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our public offering

     On April 9, 2007, the Securities and Exchange Commission declared the Post Effective Amendment to our Form SB-2 Registration Statement effective, file number 333-136630, permitting us to offer 500,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.10 per share. There was no underwriter involved in our public offering.

     As of the date of this report, we have not completed our initial public offering.

ITEM 6.      PLAN OF OPERATIONS

     This section of the report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find a molybdenum mineralization. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our public offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration for mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. .

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Doherty, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Doherty will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Boise, Idaho. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

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

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in this public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

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

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from this offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officers and directors and Mr. Doherty has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Doherty has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We acquired one property containing six claims. The property is staked and we will begin our exploration plan upon completion of this offering. We expect to start exploration operations within 90 days of completing this offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

     In December 2005, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Randy Doherty covered our initial expenses of $16,715 of incorporation, accounting and other fees related to this offering. The amount owed to Mr. Doherty is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Doherty is oral and there is no written document evidencing the agreement.

     As of February 28, 2007, our total assets were $36 and our total liabilities were $43,860.

Recent accounting pronouncements

     We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

PART III

ITEM 7.       FINANCIAL STATEMENTS.

Maximus Exploration Corporation
(An Exploration Stage Company)

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Maximus Exploration Corporation
(An Exploration Stage Company)
Vancouver BC Canada

We have audited the accompanying balance sheet of Maximus Exploration Corporation as of February 28, 2007, and the related statements of expenses, cash flows and changes in stockholders’ equity (deficit) for the year ended February 28, 2007 and the period from December 29, 2005 (inception) through February 28, 2007. The financial statements for the period December 29, 2005 (inception) through February 28, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period December 29, 2005 (inception) through February 28, 2006, include total revenues and net loss of $0 and $20,841, respectively. Our opinion on the statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the period December 29, 2005 (inception) through February 28, 2006, insofar as it relates to amounts for prior periods through February 28, 2006, is based solely on the report of other auditors. These financial statements are the responsibility of Maximus’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maximus, as of February 28, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Maximus will continue as a going concern. As discussed in Note 2 to the financial statements, Maximus has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

May 23, 2007

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Maximus Exploration Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Maximus Exploration Corporation (An Exploration Stage Company) (the “Company”) as of February 28, 2006 and the related statements of operations, cash flows and stockholders' deficit for the period December 29, 2005 (Date of Inception) to February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Maximus Exploration Corporation as of February 28, 2006 and the results of its operations and its cash flows for the period December 29, 2005 (Date of Inception) to February 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raises substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
June 8, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheet
February 28, 2007

ASSETS

Current Assets

Cash	$36

Total Assets	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$4,989
Accrued liabilities	1,500
Due to related parties (Note 4 (b))	37,371

Total Liabilities	43,860

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding	50

Additional paid in capital	12,123

Deficit accumulated during the exploration stage	(55,997)

Total Stockholders’ Deficit	(43,824)

Total Liabilities and Stockholders’ Deficit	$36

 See accompanying summary of accounting policies and notes to financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Expenses
For the Year ended February 28, 2007 and the Period From
December 29, 2005 (Inception) Through February 28, 2006 and 2007

	Year		(Inception)
	Ended	(Inception)	to February
	February 28,	to February 28,	28,
	2007	2006	2007

Expenses

General and administrative	$33,533	$17,065	$50,598
Impairment of mineral property costs	-	3,776	3,776
Interest expense	1,623	-	1,623

Net Loss	$(35,156)	$(20,841)	$(55,997)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	5,000,000	4,918,000

See accompanying summary of accounting policies and notes to financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Year ended February 28, 2007 and the Period From
December 29, 2005 (Inception) Through February 28, 2006 and 2007

			(Inception)
	Year Ended	(Inception)	to February
	February 28,	to February 28,	28,
	2007	2006	2007

Cash Flows From Operating Activities

Net loss	$(35,156)	$(20,841)	$(55,997)

Adjustments to reconcile net loss to net cash
used in operating activities

Donated consulting services and expenses	9,000	1,500	10,500
Imputed interest	1,623	-	1,623

Changes in:

Increase (decrease) in accounts payable	(526)	5,515	4,989
Increase in accrued liabilities	1,500	-	1,500

Net Cash Used in Operating Activities	(23,559)	(13,826)	(37,385)

Cash Flows From Financing Activities

Increase in due to related parties	23,595	13,776	37,371
Proceeds from the issuance of common stock	-	50	50

Net Cash Provided by Financing Activities	23,559	13,826	37,421

Increase in Cash	36	-	36

Cash – Beginning of Period	-	-	-

Cash – End of Period	$36	$-	$36

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

 See accompanying summary of accounting policies and notes to financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from December 29, 2005 (Date of Inception) to February 28, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Founders shares issued for cash	5,000,000	$50	$ –	$ –	$50

Donated services and expenses	–	–	1,500	–	1,500

Net loss for the period	–	–	–	(20,841)	(20,841)

Balance – February 28, 2006	5,000,000	50	1,500	(20,841)	(19,291)

Donated services and expenses	–	–	9,000	–	9,000

Imputed interest	–	–	1,623	–	1,623

Net loss for the year	–	–	–	(35,136)	(35,136)

Balance – February 28, 2007	5,000,000	$50	$12,123	$(55,997)	$43,824

 See accompanying summary of accounting policies and notes to financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Maximus Exploration Corporation was incorporated in Nevada on December 29, 2005. Maximus is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard No.7 “ Accounting and Reporting for Development Stage Enterprises ”. Maximus’s principal business is the acquisition and exploration of mineral resources. Maximus has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the period ended February 28, 2007, there were no potentially dilutive securities outstanding.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Maximus considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2007.

Mineral Property Costs. Maximus has been in the exploration stage since its formation on December 29, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Maximus ’ operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to Maximus ’ operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, Maximus does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes: Maximus recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Maximus provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation. Maximus’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Maximus has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recently Issued Accounting Pronouncements. Maximus does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operations, financial position or cash flow.

Note 2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Maximus will continue to realize its assets and discharge its liabilities in the normal course of business. Maximus has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Maximus as a going concern is dependent upon the continued financial support from its shareholders, the ability of Maximus to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of February 28, 2007, Maximus has accumulated losses of $55,997 since inception. These factors raise substantial doubt regarding Maximus’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Maximus be unable to continue as a going concern.

Note 3. Mineral Properties

On December 29, 2005 Maximus acquired a 100% interest in a mineral claim located in Idaho, USA, for $3,776. The claims are registered in the name of the President of Maximus, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of Maximus. The cost of the mineral property was initially capitalized. At February 28, 2007, Maximus recognized an impairment loss of $3,776, as it has not yet been determined whether there are proven or probable reserves on the property.

Note 4. Related Party Transactions

During the year ended February 28, 2007 Maximus recognized $6,000 (fiscal 2006 - $1,000) for donated services at $500 per month and $3,000 (fiscal 2006 - $500) for donated rent at $250 per month provided by the President and Director of Maximus.

On February 28, 2007, Maximus owed the President and Director of Maximus $37,371 for expenses paid on behalf of Maximus and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment. Interest expense of 7.5% or $1,623 has been imputed and is included in additional paid in capital.

On December 29, 2005, Maximus entered into a trust agreement with the President of Maximus. Refer to Note 3.

Note 5.Common Stock

At inception in 2005, Maximus issued 3,000,000 founder’s shares of common stock to the President of Maximus for $30.

At inception in 2005, Maximus issued 2,000,000 common shares to a Director of Maximus for $20.

Note 6.Income Taxes

Maximus uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, Maximus incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $55,997 at February 28, 2007, and will begin expiring in the year 2026.

At February 28, 2007, deferred tax assets consisted of the following:

Deferred Tax Asset	$19,031
Valuation Allowance	(19,031)
Net Deferred Tax Asset	$–

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to February 28, 2006, were audited by Amisano Hanson, Chartered Accountants, of 750 West Pender Street, Suite 604, Vancouver, BC V6C 2T7, Vancouver, British Columbia, Canada Tel: 604-689-0188. Our financial statements for the period from March 1, 2006 to February 28, 2007, were audited by Malone and Bailey, Certified Public Accountants, of 2925 Briarpark Drive, Suite 930, Houston, Texas 77042; Telephone: 713-266-0530, as set forth in their report included in this report. Their reports are given upon their authority as experts in accounting and auditing.

     On February 12, 2007, Amisano Hanson, Chartered Accountants informed us that it resigned as our independent registered public accounting firm effective as of that date. On February 22, 2007, our the board of directors accepted the resignation of Amisano Hanson, Chartered Accountants.

     Amisano Hanson, Chartered Accountants’ report on the financial statements as of and for the period from the date of inception on December 29, 2005 to February 28, 2006 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles save and except for a “going concern opinion” provided with the overall audit opinion.

     During the year ended February 28, 2006, through the date of resignation and through the date of our acceptance of Amisano Hanson, Chartered Accountants resignation, there were no disagreements with Amisano Hanson, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, Chartered Accountants, would have caused Amisano Hanson, Chartered Accountants to make reference to the subject matter of the disagreement in its reports on our financial statements for such periods.

     On March 8, 2007, we delivered a copy of this report to Amisano Hanson, Chartered Accountants. The Company has requested a letter addressed to the SEC stating whether or not it agrees with the foregoing. Amisano Hanson, Chartered Accountants issued a response. The response stated that it agreed with the foregoing disclosure. A copy of their response is attached to our Form 8-K/A-1 filed with the SEC on March 9, 2007 as Exhibit 16.1.

     On February 22, 2007, we engaged Malone & Bailey, P.C., an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Malone & Bailey, P.C. on any accounting issues prior to engaging them as our new auditors.

ITEM 8A.      CONTROLS AND PROCEDURES.

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

     (b)      Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Randy Doherty	58	president, principal executive officer, treasurer, principal
3355 Morgan Creek Way		financial officer and a member of the board of directors
Suite 43
Surrey, British Columbia
Canada V3S 0J9

Robert M. Robertson	60	secretary and a member of the board of directors
7091 Kimberly Dr.
Richmond, British Columbia
Canada V5E 2A4

     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

     Randy Doherty has been our President, CEO, Treasurer, and Director since December 29, 2005. From December 1989 to May 2003, Mr. Doherty was employed at Canaccord Capital Corporation, Vancouver, British Columbia as an investment advisor. Canaccord Capital Corporation is a Canadian broker-dealer. From May 2003 to December 29, 2005, Mr. Doherty was retired.

     Robert M. Robertson has been our Secretary and Director since December 29, 2005. From 1969 to September 2001, Mr. Robertson was employed by Royal Bank of Canada in British Columbia, holding various management positions. From September 2001 to December 2005, Mr. Robertson was retired.

Conflicts of Interest

     We believe that Mr. Doherty and Mr. Robertson will not be subject to conflicts of interest. No policy has been implemented or will be implemented to address conflicts of interest.

     In the event both Mr. Doherty and Mr. Robertson resign as an officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last three fiscal years ending February 28. for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Randy Doherty	2007	0	0	0	0	0	0	0	0
President & Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Robert M. Robertson	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2007. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Randy Doherty	2007	0	0	0	0	0	0

Robert M. Robertson	2007	0	0	0	0	0	0

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

				Percentage of
		Number of Shares		Ownership
	Number of	After Offering	Percentage of	After the Offering
Name and Address	Shares Before	Assuming all of the	Ownership	Assuming all of the
Beneficial Ownership [1]	Our Offering	Shares are Sold	Before the Offering	Shares are Sold
Randy Doherty	3,000,000	3,000,000	60.00%	42.86%
3355 Morgan Creek Way,
Suite 43
Surrey, BC
Canada V3S 0J9

Robert M. Robertson	2,000,000	2,000,000	40.00%	28.57%
7091 Kimberly Dr.
Richmond, BC
Canada V7A 4S7

All Officers and Directors	5,000,000	5,000,000	100.00%	71.43%
as a Group (2 persons)

[ 1 ]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr.
	Doherty and Mr. Robertson are the only "promoters" of our company.

Future Sales by Existing Stockholders

     3,000,000 shares of common stock were issued to Randy Doherty, one of our officers and directors in December 2005 and 2,000,000 shares of common stock were issued to Robert M. Robertson, one of our officers and directors in December 2005. The 5,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     Shares purchased in our public offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     A total of 5,000,000 shares of our stock are currently owned by our officers and directors. They will likely sell a portion of their stock if the market price goes above $0.10. If they do sell their stock into the market, the sales may cause the market price of the stock to drop.

     Because our officers and directors will control us after our public offering, regardless of the number of shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

Changes in Control

     There are no arrangements which may result in a change of control of Maximus Exploration Corporation There are no known persons that may assume control of us after our public offering.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2005, we issued a total of 5,000,000 shares of restricted common stock to our officers and directors. This was accounted for as an acquisition of shares of common stock in the amount of $50.00.

     Mr. Doherty also caused the property, comprised of six unpatented mining claims, to be acquired from James Ebisch at a cost of $3,776.

     Mr. Doherty is providing us with rent at $250 per month.

     Mr. Doherty and Mr. Robertson are our only promoters. They have not received or will they receive anything of value from us, directly or indirectly in their capacities as promoters.

PART IV

ITEM 13.      EXHIBITS

Exhibits

     The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-136630 on August 15, 2006. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
99.1	Subscription Agreement.

     The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$-0-	Amisano Hanson, Chartered Accountants
2006	$6,088	Amisano Hanson, Chartered Accountants
2007	$2,500	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$-0-	Amisano Hanson, Chartered Accountants
2006	$-0-	Amisano Hanson, Chartered Accountants
2007	$-0-	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$-0-	Amisano Hanson, Chartered Accountants
2006	$-0-	Amisano Hanson, Chartered Accountants
2007	$-0-	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$-0-	Amisano Hanson, Chartered Accountants
2006	$-0-	Amisano Hanson, Chartered Accountants
2007	$-0-	Malone & Bailey, P.C.
2006	$-0-	Malone & Bailey, P.C.

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-KSB and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia on this 29th day of May, 2007.

MAXIMUS EXPLORATION CORPORATION

BY:	RANDY DOHERTY
Randy Doherty, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

RANDY DOHERTY	President, Principal Executive Officer, Treasurer,	May 29, 2007
Randy Doherty	Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors

ROBERT M. ROBERTSON	Secretary and a member of the Board of Director	May 29, 2007
Robert M. Robertson