Form 10QSB
period 2007-05-31
MAXIMUS EXPLORATION CORP
filed 2007-07-16
CIK 1372183

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52669

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of July 3, 2007, the Company had 5,000,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Maximus Exploration Corporation
(An Exploration Stage Company)

May 31, 2007

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheets
As of May 31, 2007 and February 28, 2007
(Unaudited)

	May 31,	February 28,
	2007	2007
ASSETS

Current Assets

Cash	$–	$36

Total Assets	$–	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtness	$25	$–
Accounts payable	–	4,989
Accrued liabilities	1,500	1,500
Due to related parties	42,297	37,371

Total Liabilities	43,822	43,860

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding	50	50

Additional paid-in capital	15,090	12,123

Deficit accumulated during the exploration stage	(58,962)	(55,997)

Total Stockholders’ Deficit	(43,822)	(43,824)

Total Liabilities and Stockholders’ Deficit	$–	$36

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Expenses
For the Three Months Ended May 31, 2007 and 2006 and the Period From
December 29, 2005 (Inception) Through May 31, 2007
(Unaudited)

			Period From December
			29, 2005 (Inception)
	Three Months Ended		Through
	May 31, 2007	May 31, 2006	May 31, 2007

Expenses

General and administrative	$2,248	$4,669	$52,846
Impairment of mineral property costs	–	–	3,776
Interest expense	717	-	2,340

Total Expenses	2,965	4,669	58,962

Net Loss	$(2,965)	$(4,669)	$(58,962)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Three Months Ended May 31, 2007 and May 31, 2006 and the Period From
December 29, 2005 (Inception) Through May 31, 2007
(Unaudited)

			Period From
			December 29, 2005
	Three Months Ended		(Inception) Through
	May 31, 2007	May 31, 2006	May 31, 2007

Cash Flows From Operating Activities

Net loss	$(2,965)	$(4,669)	$(58,962)

Adjustments to reconcile net loss to net cash
used in operating activities

Donated consulting services and expenses	2,250	2,250	12,750
Imputed interest	717	–	2,340

Changes in:

Accounts payable	(4,989)	–	-
Accrued liabilities	25	–	1,525

Net Cash Used in Operating Activities	(4,962)	(2,419)	(42,347)

Cash Flows From Financing Activities
Increase in due to related parties	4,926	2,424	42,297
Proceeds from issuance of common stock	–	–	50
Net Cash Provided by Financing Activities	4,926	2,424	42,347

Increase in Cash	(36)	5	-

Cash – Beginning of Period	36	–	–

Cash – End of Period	$-	$5	$-

Supplemental Disclosures:

Interest paid	$–	$–	$–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2007
(UNAUDITED)

1.         Summary of Significant Accounting Policies

a)         Basis of Presentation

The accompanying audited interim financial statements of Maximus have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Maximus’s audited 2007 annual financial statements and notes thereto contained in Maximus’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Maximus’s fiscal 2007 financial statements have been omitted.

2.         Going Concern

These financial statements have been prepared on a going concern basis, which implies Maximus will continue to realize its assets and discharge its liabilities in the normal course of business. Maximus has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Maximus as a going concern is dependent upon the continued financial support from its shareholders, the ability of Maximus to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2007, Maximus has accumulated losses of $58,962 since inception. These factors raise substantial doubt regarding Maximus’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Maximus be unable to continue as a going concern.

3.         Related Party Balances Transactions

During the quarter ended May 31, 2007 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of Maximus.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended May 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     Our exploration target is to find a molybdenum mineralization. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we complete our public offering, if that occurs, of which there is no assurance. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Doherty, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Doherty will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Boise, Idaho. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount from our public offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000, if the maximum amount of the offering is raised. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

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

     As of May 31, 2007, our total assets were $0 and our total liabilities were $43,822.

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

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 9, 2007, the Securities and Exchange Commission declared the post-effective amendment to our Form SB-2 Registration Statement effective, file number 333-136630, permitting us to offer up to 500,000 shares of common stock minimum, 2,000,000 shares of common stock maximum at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock in our public offering.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July, 2007.

MAXIMUS EXPLORATION CORPORATION

BY:	RANDY DOHERTY
Randy Doherty, President, Principal Executive
Officer, Treasurer, Principal Financial Officer, and
Principal Accounting Officer