Form 10QSB
period 2007-08-31
MAXIMUS EXPLORATION CORP
filed 2007-10-22
CIK 1372183

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No  [  ]

As of August 31, 2007, the Company had 5,000,000 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Maximus Exploration Corporation
(An Exploration Stage Company)

August 31, 2007

Index

Balance Sheets	F–1

Statements of Expenses	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2007	2007
ASSETS

Current Assets

Cash	$52	$36

Total Assets	$52	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$1,447	$4,989
Accrued liabilities	1,500	1,500
Due to related parties	43,047	37,371

Total Liabilities	45,994	43,860

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding	50	50

Additional Paid In Capital	18,140	10,500

Deficit Accumulated During the Exploration Stage	(64,132)	(54,374)

Total Stockholders’ Deficit	(45,942)	(43,824)

Total Liabilities and Stockholders’ Deficit	$52	$36

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

					Period From
					December 29, 2005
	For the Three Months Ended		For the Six Months Ended	(Inception) Through
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006	August 31, 2007

Expenses

General and administrative	$4,370	$13,309	$6,618	$17,978	$57,216
Impairment of mineral property costs	–	–	-	-	3,776
Interest expense	800	–	1,517	-	3,140

Net Loss	$(5,170)	$(13,309)	$(8,135)	$(17,978)	$(64,132)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000	N/A

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Period From December
			29, 2005 (Inception)
	For the Six Months Ended		Through
	August 31, 2007	August 31, 2006	August 31, 2007

Operating Activities

Net loss	$(8,135)	$(17,978)	$(64,132)

Adjustments to reconcile net loss to net cash
used in operating activities

Donated consulting services and expenses	4,500	4,500	15,000
Imputed interest	1,517	–	3,140

Changes in operating assets and liabilities

Increase (decrease) in accounts payable	-	7,973	1,447
Increase in accrued liabilities	–	–	1,500

Net Cash Used in Operating Activities	(2,118)	(5,505)	(43,045)

Cash Flow From Financing Activities

Increase in due to related parties	2,134	5,575	43,047
Proceeds from issuance of common stock	–	–	50

Net Cash Provided by Financing Activities	2,134	5,575	43,097

Increase in Cash	16	70	52

Cash – Beginning of Period	36	–	–

Cash – End of Period	$52	$70	$52

Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

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

These financial statements have been prepared on a going concern basis, which implies Maximus will continue to realize its assets and discharge its liabilities in the normal course of business. Maximus has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Maximus as a going concern is dependent upon the continued financial support from its shareholders, the ability of Maximus to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2007, Maximus has accumulated losses since inception. These factors raise substantial doubt regarding Maximus’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Maximus be unable to continue as a going concern.

3.	Related Party Balances Transactions

During the six months ended August 31, 2007 the Company recognized donated services at $500 per month and donated rent at $250 per month provided by the President and Director of Maximus.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended August 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in more detail in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find a molybdenum mineralization. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by a consultant that the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until we complete our public offering. We cannot give assurance that we will complete the public offering. If we don’t find mineralized material, or we cannot justify removing the mineralized material, either because we do not have the money to do it or because it is not economically feasible, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or through loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our property, and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have enough money to start exploration. Once our public offering is concluded, we intend to start our exploration for mineralized material. If we find mineralized material, we will have to determine if it is economically feasible to remove it. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Doherty, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Doherty will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations, proceed with additional exploration of the property, or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Boise, Idaho. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount from our public offering.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price increases in services.

     To become profitable and competitive, we must remove and sell mineralized material. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise the minimum amount in our public offering to stay in business. Whatever money we do raise will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete our exploration, we will have to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officer and director Mr. Doherty and he has agreed to advance funds as needed until our public offering is completed or failed, and he has agreed to pay the cost of reclamation of the property should mineralized material not be found. The agreement is oral, there is nothing in writing. While Mr. Doherty has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for it.

     If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year.

     We acquired the right to explore one property containing six claims. We do not own the property. The property is staked and we will begin our exploration plan upon completion of our public offering. We expect to start exploration operations within 90 days of completing the offering, weather permitting. As of the date of this report, we have yet to being operation.

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

     As of August 31, 2007, our total assets were $52 and our total liabilities were $45,994.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of October, 2007.

MAXIMUS EXPLORATION CORPORATION

BY:	RANDY DOHERTY
Randy Doherty, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
and Principal Accounting Officer

EXHIBIT INDEX

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