Form 10QSB
period 2007-11-30
MAXIMUS EXPLORATION CORP
filed 2008-01-22
CIK 1372183

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-52669

MAXIMUS EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3355 Morgan Creek Way
Suite 43
Surrey, British Columbia
Canada V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 535-7787
(Registrant's telephone number, including area code)

The Company is a Shell company:  Yes [X]    No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

As of November 30, 2007, the Company had 5,511,500 shares of common stock outstanding.

===================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

Maximus Exploration Corporation
(An Exploration Stage Company)

November 30, 2007

Index

Balance Sheets	F–2

Statements of Expenses	F–3

Statements of Cash Flows	F–4

Notes to the Financial Statements	F–5

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
	November 30,	February 28,
	2007	2007
ASSETS

Current Assets

Cash	$44,515	$36

Total Assets	$44,515	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$-	$4,989
Accrued liabilities	1,500	1,500
Due to related parties	43,047	37,371

Total Liabilities	44,547	43,860

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,511,500 and 5,000,000 shares issued and outstanding, respectively	55	50

Additional Paid-in Capital	71,535	12,123

Deficit Accumulated During the Exploration Stage	(71,622)	(55,997)

Total Stockholders’ Deficit	(32)	(43,824)

Total Liabilities and Stockholders’ Deficit	$44,515	$36

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the three months ended		For the nine months ended		Period From December 29, 2005
	November 30,	November 30,	November 30,	November 30,	(Inception) Through
	2006	2007	2006	2007	November 30, 2007

Expenses
General and administrative	4,245	$7,490	$22,223	$14,108	$64,706
Impairment of mineral property costs	–	-	–	–	3,776
Interest expense	–	-	–	1,517	3,140

Net Loss	$(4,245)	$(7,490)	$(22,223)	$(15,625)	$(71,622)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	N/A

Weighted Average Shares Outstanding –
Basic and Diluted	5,000,000	5,321,363	5,000,000	5,106,342	N/A

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
			Period From December 29, 2005
	For the nine months ended		(Inception) Through
	November 30, 2006	November 30, 2007	November 30, 2007

Operating Activities

Net loss	$(22,223)	$(15,625)	$(71,622)

Adjustments to reconcile net loss to net cash
used in operating activities

Donated consulting services and expenses	6,750	6,750	17,250
Imputed interest	-	1,517	3,140

Changes in operating assets and liabilities

Increase (decrease) in accounts payable	(1,443)	–	–
Increase in accrued liabilities	–	–	1,500

Net Cash Used in Operating Activities	(16,916)	(7,358)	(49,732)

Cash Flow From Financing Activities

Increase in due to related parties	16,970	687	43,047
Proceeds from issuance of common stock	–	51,150	51,200

Net Cash Provided by Financing Activities	16,970	51,837	94,247

Increase in Cash	54	44,479	44,515

Cash – Beginning of Period	–	36	–

Cash – End of Period	$54	$44,515	$44,515

Supplemental Disclosures:

Interest paid	$–	$–	$–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007

1.       Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying audited interim financial statements of Maximus Exploration Corporation (“Maximus”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Maximus’s audited 2007 annual financial statements and notes thereto contained in Maximus’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Maximus’s fiscal 2007financial statements have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies Maximus will continue to realize its assets and discharge its liabilities in the normal course of business. Maximus has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Maximus as a going concern is dependent upon the continued financial support from its shareholders, the ability of Maximus to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of November 30, 2007, Maximus has accumulated losses since inception. These factors raise substantial doubt regarding Maximus’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Maximus be unable to continue as a going concern.

3.	Related Party Balances Transactions

During the nine months ended November 30, 2007 the Company recognized donated services at $500 per month and donated rent at $250 per month provided by the President and Director of Maximus.

4.	Common Stock

During the nine months ended November 30, 2007 Maximus sold 511,500 shares of common stock for $51,150 of cash.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This Form 10-QSB for the period ended November 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results of our predictions.

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

     We may be conducting research in the form of exploration on one property. We do not own the property, we only have the right to explore the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Our exploration target is to find a molybdenum mineralization. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by a consultant that the property contains reserves. We have conducted limited exploration activity on the property in the form of geological reconnaissance. As of the date hereof, we have not discovered mineralized material.

     In the spring of 2008, we will review this matter and decide if further exploration is warranted. We will decide on our plan of exploration at that time.

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

     To become profitable and competitive, we must remove and sell mineralized material. We believe the funds we now have will allow us to operate for one year.

Liquidity and Capital Resources

     If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     We acquired the right to explore one property containing six claims. We do not own the property. The property is staked and we have conducted exploration on the property in the form of geological reconnaissance. We did not find mineralized material. In the spring of 2008 we will decide upon further exploration.

     In December 2005, we issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Randy Doherty covered our initial expenses of $19,315 for incorporation, accounting and legal fees and $3,776 for the acquisition of the claims. The amount owed to Mr. Doherty is non-interest bearing, unsecured and due on demand. The agreement with Mr. Doherty is oral and there is no written document evidencing the agreement.

     On October 22, 2007, we sold 511,500 shares of common stock at $0.10 per share in our public offering for total proceeds of $51,150.

     As of November 30, 2007, our total assets were $44,515 and our total liabilities were $44,547.

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

     On October 22, 2007, we sold 511,500 shares of common stock at $0.10 per share in our public offering for total proceeds of $51,150. We have used the proceeds as follows:

Mining Exploration	$3,275.00
Auditors Fees	$3,360.00
TOTAL	$6,635.00

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of January, 2008.

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