Form 10-K
period 2008-02-29
MAXIMUS EXPLORATION CORP
filed 2008-05-29
CIK 1372183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2008

Commission file number 000-52669

MAXIMUS EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3355 Morgan Creek Way
Suite 43
Surrey, British Columbia
Canada V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 535-7787
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [X] No [  ]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 29, 2008: $0.00.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including “will”, “believes”, “may”, “expects”, “should”, “seeks”, “anticipates” or “intends” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the section entitled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

     The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. The Company is an exploration stage company and its properties have no known body of ore. U.S. investors are cautioned not to assume that the Company has any mineralization that is economically or legally mineable.

     All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Maximus Resources Corporation.

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in the State of Nevada on December 29, 2005. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 3355 Morgan Creek Way, Suite 43, Surrey, British Columbia, Canada. This is our mailing address as well. Our telephone number is (604) 781-0221. Mr. Doherty provides this office space valued at $250 per month for free.

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

     On October 22, 2007, we completed our initial public offering and raised $51,150 byselling 5,511,500 shares of common stock at an offering price of $0.10 per share.

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

     The fee simple title to the property is owned by Randy Doherty. The property is referred to as the Black Rock Basin Project (BRB). James Ebisch acquired these claims and assigned us his right in the claims by way of a quit claim deed dated November 1, 2005.

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

MAP 1

BRADBURY MINE
Coeur d'Alene
Lewiston
Salmon
Boise
Idaho Falls
I D A H O
0 50 100
MILES
BRADBURY MINE
KOOTENAI COUNTY, IDAHO
LOCATION MAP

Figure 1.

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

Work Performed:

     Martin Clemets and Michael Floersch of Northwest Geotechnical Services performed a site visit of the property on October 13th, 2007 and spent the next 2 days completing the geological reconnaissance as detailed below.

Geological Observations:

     No geological mapping was performed because no outcrops were located on the property. However, a geologic map of the area by Jim Brown of the Idaho Geologic Survey was obtained and is included in this report (figure). Anderson (1940) reports: The country rock consists of somewhat disturbed but not much altered quartzitic beds of the Wallace formation which locally strike northeast and dip northwest at a moderate angle. The vein, or veins, appears in general to conform rather closely with the strike of the strata; but the angle of the dip is much greater than the dip of the strata and in places is in the opposite direction. The veins are extremely irregular as to thickness and pinch and swell abruptly. In places they are about a foot thick; in other places, 30 feet. They are also bordered by a fringe of quartz seams and stringers which extend outward at diverse angles, but for no great distance. The bodies have been cut by some faults of N. 10o W. strike, but displacement along them does not appear to exceed a few feet.

     The only mineralization that was noted on the property was in quartzites containing approximately 1% isseminate pyrites found at the base of the mine dump.

Rock Sample Results:

     The 4 rock samples collected from Bradbury Claims and surrounding Wallace formation belt rocks were also analyzed for gold and silver. The highest gold value received from rock samples is 0.008 oz/Ton. This sample was a grab sample of material collected near the stream channel on SB#4. The balance of the rock samples collected from the property returned gold values of 0.006 oz/ ton Au or less. The following are the results to of the grab samples collected:

	Au (oz/ton)	Ag (oz/ton)
SB-1.07	0.004	0.14
SB-2.07	0.006	0.26
SB-3.07	0.004	0.26
SB-4.07	0.008	0.28

Conclusions

     No mineralized material was found.

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

Rental Fee Requirement

     The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the USFS. All claimants must pay a yearly maintenance fee of $100 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the U.S. Forest Service by August 31, of each year. We have paid this fee through 2008. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the USFS and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders made qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets for the USFS fee schedule:

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

ITEM 1A.     RISK FACTORS

Risks associated with our company:

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

     6. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

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

     9. Because our officers and directors own more than 50% of the outstanding shares, they will be able to decide who will be directors and you will not be able to elect any directors or control operations.

Our officers and directors are able to elect all of our directors and control our operations.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     None.

ITEM 3.     LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “MXEX.” A summary of trading by quarter for 2008 and 2007 fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 12-01-07 to 2-29-08	$0.57	$0.55
Third Quarter 9-01-07 to 11-30-07	$0.00	$0.00
Second Quarter 6-01-07 to 8-31-07	$0.00	$0.00
First Quarter 3-01-07 to 5-31-07	$0.00	$0.00
Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 12-01-06 to 2-28-07	$0.00	$0.00
Third Quarter 9-01-06 to 11-30-06	$0.00	$0.00
Second Quarter 6-01-06 to 8-31-06	$0.00	$0.00
First Quarter 3-01-05 to 5-31-06	$0.00	$0.00

     In December 2005, we issued a total of 5,000,000 shares of restricted common stock to our officers and directors. This was accounted for as an acquisition of shares of common stock in the amount of $50.00.

Holders

     There are 50 holders of record for our common stock. The record holders are our officers and directors who together own 5,000,000 restricted shares of our common stock.

Status of our public offering

     On April 9, 2007, the Securities and Exchange Commission declared the Post Effective Amendment to our Form SB-2 Registration Statement effective, file number 333-136630, permitting us to offer 500,000 shares minimum, 2,000,000 shares maximum of our common stock at $0.10 per share. There was no underwriter involved in our public offering. On October 22, 2007, we completed our public offering and raised $51,150 by selling 5,511,500 shares of common stock at an offering price of $0.10 per share. We raised $51,150 in gross proceeds. The net proceeds, after deducting total expenses incurred in connection with the issuance and distribution of securities, was $51,150.

Use of Proceeds

     On October 22, 2007, we completed our public offering and raised $51,150 by selling 5,511,500 shares of common stock at an offering price of $0.10 per share. Since then we have used the proceeds as follows:

Bank charges	$241
G&A	3,097
Stock transfer fee	15,097
Accounting	13,816
Mining Exploration	3,363
Legal Fees	16,158
TOTAL	$51,772

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

ITEM 6.     SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Milestones

     Due to the uneconomic findings of the exploration program performed on our property, we are looking at other possible opportunities.

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

     As of February 29, 2008, our total assets were $15,981 and our total liabilities were $50,937.

Recent accounting pronouncements

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007),Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Maximus Exploration Corporation
(An Exploration Stage Company)

February 29, 2008

Index

Balance Sheets		F–2

Statements of Operations		F–3

Statements of Cash Flows		F–4

Statement of Stockholders’ Equity (Deficit)		F–5

Notes to the Financial Statements		F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Maximus Exploration Corporation
(An Exploration Stage Company)
Vancouver BC Canada

We have audited the accompanying balance sheet of Maximus Exploration Corporation as of February 29, 2008 and February 28, 2007, and the related statements of expenses, cash flows and changes in stockholders’ deficit for the years ended and the period from December 29, 2005 (inception) through February 29, 2008. These financial statements are the responsibility of Maximus’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maximus, as of February 29, 2008 and February 29, 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

May 28, 2008

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheets

	February 29,	February 28,
	2008	2007

ASSETS
Current Assets
Cash	$15,981	$36
Total Assets	$15,981	$36

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$7,890	$4,989
Accrued liabilities	-	1,500
Due to related parties	43,047	37,371
Total Liabilities	50,937	43,860

Stockholders’ Deficit
Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,511,500 and 5,000,000 shares issued and outstanding, respectively	55	50
Additional Paid-in Capital	75,722	12,123
Deficit accumulated during the exploration stage	(110,733)	(55,997)
Total Stockholders’ Deficit	(34,956)	(43,824)
Total Liabilities and Stockholders’ Deficit	$15,981	$36

See the accompanying summary of accounting policies and notes to the financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Expenses

			Accumulated from
	Year	Year	December 29, 2005
	Ended	Ended	(Date of Inception)
	February 29,	February 28,	to February 29,
	2008	2007	2008

Expenses

General and administrative	$51,282	$33,533	$101,880
Impairment of mineral property costs	-	-	3,776
Interest expense	3,454	1,623	5,077
Net Loss	$(54,736)	$(35,156)	$(110,733)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	n/a

Weighted Average Shares Outstanding	5,207,078	5,000,000	n/a

See the accompanying summary of accounting policies and notes to the financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows

			Accumulated from
			December 29, 2005
	Year Ended	Year Ended	(Date of Inception)
	February 29,	February 28,	to February 29,
	2008	2007	2008

Operating Activities
Net loss	$(54,736)	$(35,156)	$(110,733)
Adjustments to reconcile net loss to net cash used in
operating activities
Donated consulting services and expenses	9,000	9,000	19,500
Imputed interest	3,455	1,623	5,078
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,901	(526)	7,889
Increase in accrued liabilities	(1,500)	1,500	-
Net Cash Used in Operating Activities	(40,880)	(23,559)	(78,266)
Financing Activities
Increase in due to related parties	5,676	23,595	43,047
Proceeds from sale of common stock	51,150	-	51,200
Net Cash Provided by Financing Activities	56,826	23,595	94,247
Increase in Cash	15,946	36	15,981
Cash – Beginning of Period	36	-	-
Cash – End of Period	$15,981	$ 36	$ 15,981
Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

See the accompanying summary of accounting policies and notes to the financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
Period from December 29, 2005 (Date of Inception) to February 29, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total
Balance – December 29, 2005
(Date of Inception)	–	$–	$–	$–	$–
Issuance of common stock for cash
at $0.00001 per share	5,000,000	50	–	–	50
Donated services and expenses	–	–	1,500	–	1,500
Net loss for the period	–	–	–	(20,841)	(20,841)
Balance – February 28, 2006	5,000,000	50	1,500	(20,841)	(19,291)
Donated services and expenses	–	–	9,000	–	9,000
Imputed interest	–	–	1,623	–	1,623
Net loss for the year	–	–	–	(35,136)	(35,136)
Balance – February 28, 2007	5,000,000	50	12,123	(55,977)	(43,824)
Issuance of common stock for cash at
$0.10 per share	511,500	5	51,145	–	51,150
Donated services and expenses	–	–	9,000	–	9,000
Imputed interest	–	–	3,455	–	3,455
Net loss for the year	–	–	–	(54,736)	(54,736)
Balance – February 29, 2008	5,511,500	$55	$75,723	$(110,733)	$(34,956)

See the accompanying summary of accounting policies and notes to the financial statements.

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008

1.	Nature of Operations and Summary of Significant Accounting Policies

The Company was incorporated in the State of Nevada on December 29, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

	a)	Use of Estimates

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

	b)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, has not experienced any losses on any of its balances.

	d)	Mineral Property Costs

The Company has been in the exploration stage since its inception on December 29, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	e)	Financial Instruments

Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	f)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	g)	Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

2.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At February 29, 2008, the Company has accumulated losses since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Mineral Properties

On November 1, 2005 the Company acquired a 100% interest in a mineral claim located in British Columbia, Canada, in consideration for $3,776. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The cost of the mineral property was initially capitalized. For the year ended February 28, 2007, the Company recognized an impairment loss of $3,776, as it has not yet been determined whether there are proven or probable reserves on the property.

4.	Related Party Balances/Transactions

a)

During the years ended February 29, 2008 and 2007 the Company recognized a total of $6,000 and $6,000, respectively for donated services at $500 per month and $3,000 and $3,000, respectively for donated rent at $250 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

As of February 29, 2008 and 2007, the Company owed the President and Director of the Company $43,047 and $37,371, respectively, for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment. Interest is being imputed by the Company,

	c)	On November 1, 2005, the Company entered into a trust agreement with the President of the Company. Refer to Note 3.

5.	Common Stock

	a)	On December 30, 2005, the Company issued 3,000,000 shares of common stock to the President of the Company for $30 of expenses paid on behalf of the Company.

	b)	On December 30, 2005, the Company issued 2,000,000 shares of common stock to a Director of the Company for $20 of expenses paid on behalf of the Company.

	c)	During the year ended November 30, 2007 Maximus sold 511,500 shares of common stock for $51,150 of cash.

6.	Income Taxes

Maximus uses asset and the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of $110,733 which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years. The components of the net deferred tax asset at February 29, 2008 and 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	February 29,	February 28,
	2008	2007
Net Operating Loss
Carryforwards	$110,733	$55,997
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	38,755	19,031
Valuation Allowance	(38,755)	(19,031)
Net Deferred Tax Asset	$–	$–

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 12, 2007, Amisano Hanson, Chartered Accountants informed us that Amisano Hanson, Chartered Accountants resigned as our independent registered public accounting firm effective as of that date. On February 22, 2007, our the board of directors accepted the resignation of Amisano Hanson, Chartered Accountants.

     Amisano Hanson, Chartered Accountants' report on the financial statements as of and for the period from the date of inception on December 29, 2005 to February 28, 2006 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles save and except for a "going concern opinion" provided with the overall audit opinion.

     During the year ended February 28, 2006, through the date of resignation and through the date of our acceptance of Amisano Hanson, Chartered Accountants resignation, there were no disagreements with Amisano Hanson, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, Chartered Accountants, would have caused Amisano Hanson, Chartered Accountants to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

     On February 22, 2007, we delivered a copy of this report to Amisano Hanson, Chartered Accountants. The Company has requested a letter addressed to the SEC stating whether or not it agrees with the foregoing, but as of the date of this report has not received a written response from Amisano Hanson, Chartered Accountants.

     On February 22, 2007, we engaged Malone & Bailey, P.C., an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Malone & Bailey, P.C. on any accounting issues prior to engaging them as our new auditors.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a maerial misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company’s lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.     OTHER INFORMATION

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Randy Doherty	60	president, principal executive officer, treasurer, principal
3355 Morgan Creek Way		financial officer and a member of the board of directors
Suite 43
Surrey, British Columbia
Canada V3S 0J9

Robert M. Robertson	62	secretary and a member of the board of directors
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

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Our audit committee met once last year. All directors participated in the meetings.

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

Section 16(a) of the Securities Exchange Act of 1934

     Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last three fiscal years ending February 28 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Randy Doherty	2008	0	0	0	0	0	0	0	0
President & Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Robert M. Robertson	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We do not anticipate paying any salaries in 2008. We do not anticipate paying salaries until we have a defined ore body and begin extracting minerals from the ground.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Director’s Compensation Table

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Randy Doherty	2008	0	0	0	0	0	0

Robert M. Robertson	2008	0	0	0	0	0	0

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in our public offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Randy Doherty	3,000,000	54.43%
3355 Morgan Creek Way, Suite 43
Surrey, BC
Canada V3S 0J9

Robert M. Robertson	2,000,000	36.29%
7091 Kimberly Dr.
Richmond, BC
Canada V7A 4S7

All Officers and Directors	5,000,000	90.72%
as a Group (2 persons)

[1]	The persons named above "promoters" as defined in the Securities Exchange Act of 1934. Mr. Doherty and Mr. Robertson are the only "promoters" of our company.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$12,000	Malone & Bailey, P.C.
2007	$2,500	Malone & Bailey, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Malone & Bailey, P.C.
2007	$-0-	Malone & Bailey, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Malone & Bailey, P.C.
2007	$-0-	Malone & Bailey, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Malone & Bailey, P.C.
2007	$-0-	Malone & Bailey, P.C.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	08-15-06	3.1

3.2	Bylaws.	SB-2	08-15-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-15-06	4.1

14.1	Code of Ethics.	10-KSB	05-31-07	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Office and Chief
	Financial Officer).

99.1	Subscription Agreement.	SB-2	08-15-06	99.1

99.2	Audit Committee Charter.	10-KSB	05-31-07	99.1

99.3	Disclosure Committee Charter.	10-KSB	05-31-07	99.2

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 29th day of May, 2008.

MAXIMUS EXPLORATION CORPORATION

BY:   RANDY DOHERTY
         Randy Doherty, President, Principal Executive
         Officer, Treasurer, Principal Financial Officer, and
         Principal Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

RANDY DOHERTY	President, Principal Executive Officer, Treasurer,	May 29, 2008
Randy Doherty	Principal Financial Officer, Principal Accounting
Officer and a member of the Board of Directors

ROBERT M. ROBERTSON	Secretary and a member of the Board of Directors	May 29, 2008
Robert M. Robertson

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	08-15-06	3.1

3.2	Bylaws.	SB-2	08-15-06	3.2

4.1	Specimen Stock Certificate.	SB-2	08-15-06	4.1

14.1	Code of Ethics.	10-KSB	05-31-07	14.1

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act
	of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Office and Chief
	Financial Officer).

99.1	Subscription Agreement.	SB-2	08-15-06	99.1

99.2	Audit Committee Charter.	10-KSB	05-31-07	99.1

99.3	Disclosure Committee Charter.	10-KSB	05-31-07	99.2