Form 10-Q
period 2008-05-31
MAXIMUS EXPLORATION CORP
filed 2008-07-16
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-52669

MAXIMUS EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

3355 Morgan Creek Way
Suite 43
Surrey, British Columbia
Canada V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 535-7787
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,511,500 as of July 15, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets		F-1
Statements of Expenses		F-2
Statements of Cash Flows		F-3
Notes to the Financial Statements		F-4

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
	May 31,	February 29,
	2008	2008

ASSETS
Current Assets
Cash	$9,378	$15,981
Total Assets	$9,378	$15,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$7,970	$7,890
Due to related parties	43,047	43,047
Total Liabilities	51,017	50,937

Stockholders’ Deficit
Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,511,500 and 5,511,500 shares issued and outstanding, respectively	55	55
Additional Paid-in Capital	79,101	75,722
Deficit Accumulated During the Exploration Stage	(120,795)	(110,733)
Total Stockholders’ Deficit	(41,639)	(34,956)
Total Liabilities and Stockholders’ Deficit	$9,378	$15,981

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

			Accumulated from
	Three Months	Three Months	December 29, 2005
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2008	2007	2008

Expenses
General and administrative	$8,933	$2,248	$110,813
Impairment of mineral property costs	-	-	3,776
Interest expense	1,129	717	6,206
Total Expenses	8,933	2,965	120,795
Net Loss	$(10,062)	$(2,965)	$(120,795)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	n/a

Weighted Average Shares Outstanding	5,511,500	5,000,000	n/a

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	Three	Three	December 29,
	Months	Months	2005
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2008	2007	2008

Operating Activities

Net loss	$(10,062)	$(2,965)	$(120,795)

Adjustments to reconcile net loss to net cash used in
operating activities

Donated consulting services and expenses	2,250	2,250	21,750
Imputed interest	1,129	717	6,207

Changes in operating assets and liabilities

Increase (decrease) in accounts payable	80	(4,989)	7,969
Increase in accrued liabilities	-	25	-
Net Cash Used in Operating Activities	(6,603)	(4,962)	(84,869)

Financing Activities
Increase in due to related parties	-	4,926	43,047
Proceeds from the issuance of common stock	-	-	51,200

Net Cash Provided by Financing Activities	-	4,926	94,247

Increase (Decrease) in Cash	(6,603)	(36)	9,378

Cash – Beginning of Period	15,981	36	-
Cash – End of Period	$9,378	$-	$9,378

Supplemental Disclosures:
Interest paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008

1. Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying audited interim financial statements of Maximus have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Maximus’s audited 2008 annual financial statements and notes thereto contained in Maximus’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Maximus’s fiscal 2008 financial statements have been omitted.

2. Going Concern

These financial statements have been prepared on a going concern basis, which implies Maximus will continue to realize its assets and discharge its liabilities in the normal course of business. Maximus has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Maximus as a going concern is dependent upon the continued financial support from its shareholders, the ability of Maximus to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of May 31, 2008, Maximus has accumulated losses since inception. These factors raise substantial doubt regarding Maximus’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Maximus be unable to continue as a going concern.

3. Related Party Transactions

During the quarter ended May 31, 2008 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of Maximus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      As of May 31, 2008, our total assets were $9,378 and our total liabilities were $51,017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company's disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

     On October 22, 2007, we sold 511,500 shares of common stock at $0.10 per share in our public offering for total proceeds of $51,150. We have used the proceeds as follows:

Bank charges	$241
G&A	$2,475
Stock transfer fee	$15,097
Accounting	$13,816
Mining Exploration	$3,363
Legal Fees	$16,158
TOTAL	$51,150

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of July, 2008.

MAXIMUS EXPLORATION CORPORATION
(Registrant)

BY: RANDY DOHERTY
Randy Doherty
President, Principal Executive Officer, Treasurer,
Principal Financial Officer, and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.