Form 10-Q
period 2008-08-31
MAXIMUS EXPLORATION CORP
filed 2008-10-01
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52669

MAXIMUS EXPLORATION CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#8-26 Zivova Street
Ternopil, Ukraine 282001
(Address of principal executive offices and Zip Code)

011380352520416
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [x] NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,511,500 as of October 1, 2008.

PART I – FINANCIAL INFORMATION

Maximus Exploration Corporation
(An Exploration Stage Company)

August 31, 2008

Maximus Exploration Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	August 31,	February 29,
	2008	2008
ASSETS
Current Assets
Cash	$719	$15,981
Total Assets	$719	$15,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$6,002	$7,890
Due to related parties	43,047	43,047
Total Liabilities	49,049	50,937

Stockholders’ Deficit
Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,511,500 and 5,511,500 shares issued and outstanding, respectively	55	55
Additional Paid-in Capital	81,351	75,722
Deficit Accumulated During the Exploration Stage	(129,736)	(110,733)
Total Stockholders’ Deficit	(48,330)	(34,956)
Total Liabilities and Stockholders’ Deficit	$719	$15,981

The accompanying notes are an integral part of these unaudited financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

					Period From
					December 29,
					2005
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007	August 31, 2008

Expenses

General and administrative	$8,941	$4,370	$17,874	$6,618	$119,754
Impairment of mineral property costs	-	-	-	-	3,776
Interest expense	-	800	1,129	1,517	6,206

Total Expenses	8,941	5,170	19,003	8,135	129,736

Net Loss	$(8,941)	$(5,170)	$(19,003)	$(8,135)	$(129,736)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	n/a

Weighted Average Shares Outstanding	5,511,500	5,000,000	5,511,500	5,000,000	n/a

The accompanying notes are an integral part of these unaudited financial statements

Maximus Exploration Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Accumulated from
	Six Months	Six Months	December 29, 2005
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2008	2007	2008

Operating Activities
Net loss	$(19,003)	$(8,135)	$(129,736)
Adjustments to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	4,500	4,500	24,000
Imputed interest	1,129	1,517	6,207
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,888)	-	6,001
Increase in accrued liabilities	-	-	-
Net Cash Provided by (Used in) Operating Activities	(15,262)	(2,118)	(93,528)
Financing Activities
Increase in due to related parties	-	2,134	43,047
Proceeds from the issuance of common stock	-	-	51,200
Net Cash Provided by Financing Activities	-	2,134	94,247
Increase (Decrease) in Cash	(15,262)	16	719
Cash – Beginning of Period	15,981	36	-
Cash – End of Period	$719	$52	$719
Supplemental Disclosures:
Interest paid	$–	$–	$–
Income taxes paid	–	–	–

The accompanying notes are an integral part of these unaudited financial statements

1.	Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited interim financial statements of Maximus have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Maximus’ audited 2008 annual financial statements and notes thereto contained in Maximus’ Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Maximus’ fiscal 2008 financial statements have been omitted.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies Maximus will continue to realize its assets and discharge its liabilities in the normal course of business. Maximus has never generated revenues since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of Maximus as a going concern is dependent upon the continued financial support from its shareholders, the ability of Maximus to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of August 31, 2008, Maximus has accumulated losses since inception. These factors raise substantial doubt regarding Maximus’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Maximus be unable to continue as a going concern.

3.	Related Party Transactions

During the quarter ended August, 2008 the Company recognized a total of $1,500 for donated services at $500 per month and $750 for donated rent at $250 per month provided by the President and Director of Maximus.

4.	Subsequent Events

On September 5, 2008, Randy Doherty transferred 3 million common stock shares to Andriy Volianuk at $.00001 per share ($30). Robert Robertson transferred 2 million common stock shares to Andriy Volianuk at $.00001 per share ($20). On September 5, 2008, Randy Doherty and Robert Robertson resigned as directors. Andriy Volianuk replaced Doherty and Robertson as President and Board of Directors.

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

Plan of Operation

     We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

     Our auditors issued a going concern opinion during the fiscal 2008 audit. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point.

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

As of August 31, 2008, our total assets were $719 and our total liabilities were $49,049.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 1st day of October, 2008.

MAXIMUS EXPLORATION CORPORATION
(Registrant)

BY: /s/ Andriy Volianuk
Andriy Volianuk
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