Form 10-Q
period 2008-11-30
Next 1 Interactive, Inc.
filed 2009-01-20
CIK 1372183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-52669

NEXT 1 INTERACTIVE, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2400 N Commerce Parkway, Suite 105
Weston, FL. 33326
(954) 888-9779

 (Address of principal executive offices)

Issuer’s telephone number:	(954) 888-9779
Issuer’s facsimile number:	(954) 888-9082

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of January 20, 2009, there were 24,611,500 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEXT 1 INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	November 30, 2008	February 29, 2008
	(Unaudited)	(Audited)
Current Assets
Cash	$97,051	$64,369
Accounts receivable	91,618	48,249
Prepaid expenses and other current assets	373,139	-
Security Deposits	50,433	120,000
Total current assets	612,241	232,618

Fixed Assets, net	831,883	176,911
Intellectual Property	16,014,545	-
Total assets	$17,458,669	$409,529

Current Liabilities
Accounts payable and accrued expenses	$1,332,831	$793,311
Related party notes payable	825,781	899,255
Convertible promissory notes	250,000	250,000
Total current liabilities	2,408,612	1,942,566

Shareholders' Equity

Common stock, $.00001 par value; 200,000,000 shares authorized; 24,611,500 and 314,957 shares issued and outstanding at November 30, 2008 and December 31, 2007, respectively	4,365,370	314,957
Preferred stock, $1 par value; 100,000,000 authorized; 504,000 and 1,152,000 shares issued and outstanding at November 30, 2008 and February 28, 2008, respectively	504,000	1,152,000
Preferred stock B, $.0001 par value; 10,000,000 authorized; 0 and 1,369,643 shares issued and outstanding at November 30, 2008 and February 28, 2008, respectively		13,696
Additional paid-in-capital	15,036,872	5,357,967
Accumulated deficit	(4,856,186)	(8,371,656)
Total shareholders' equity (deficit)	15,050,056	(1,533,036)

Total liabilities and shareholders' equity (deficit)	$17,458,669	$409,529

NEXT 1 INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2008	2007	2008	2007

Sales	$985,195	$1,876,079	$2,365,568	$3,671,483
Cost of Sales	227,815	1,270,059	1,581,874	2,508,463
Gross profit	757,380	606,020	783,694	1,163,020

Operating expenses
Sales and marketing	(1,512)	-	39,784	-
General and administrative	423,390	1,241,265	2,113,034	3,316,586
Total operating expenses	421,878	1,241,265	2,152,818	3,316,586

Operating income (loss)	335,503	(635,244)	(1,369,124)	(2,153,566)

Interest income	1,506	-	-	-
Other extraordinary income	-	-	-	1,283,539
Interest expense	-	-	(47,560)	-
Depreciation	-	-	(23,000)	-
Other extraordinary expense	-	-	-	(1,133,382)
Total other expense	1,506	-	(70,560)	150,157

Net Profit (Loss)	$337,009	$(635,244)	$(1,439,684)	$(2,003,409)

Weighted average number of shares outstanding	7,724,516	77,183,841	7,724,516	77,183,841

Basic and diluted net loss per share	$0.04	$(0.01)	$(0.19)	$(0.03)

NEXT 1 INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	November 30
	2008	2007
Cash flow from operating activities:
Net income (loss)	$(1,439,684)	$(635,245)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	23,000	50,809
Net advances from related parties	(139,536)	(103,937)
Impairment of intangible assets	-	1,125,399

Changes in operating assets and liabilities:
Accounts receivable	(43,369)	(30,684)
Prepaid expenses and other assets	(303,572)	(637,010)
Accounts payable, accrued expenses and other	(791,019)	(45,292)
Net cash provided used in operating activities	(2,694,180)	(275,960)

Cash flows from financing activities:
Decrease in promissory notes payable	(73,474)	(1,128,286)
Proceeds from issuance of common stock	4,622,883	1,170,326
Issuance costs	(1,822,547)	(14,879)

Net cash provided by financing activities	2,726,862	27,161

Net increase (decrease) in cash	32,682	(248,799)

Cash and cash equivalents at beginning of period	64,369	98,375

Cash and cash equivalents at end of period	$97,051	$(150,424)

Supplemental disclosure:
Noncash Transactions
Stock Trade Agreements	$13,985,539	$8,962,969

NEXT 1 INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008
UNAUDITED

Note 1- Basis of Presentation

ORGANIZATION AND CAPITALIZATION
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Item 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2009.

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At November 30, 2008 and February 28, 2008, the Company did not have any, low risk investments.

ACCOUNT RECEIVABLES
The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Machinery and equipment are depreciated over 3 to 10 years. Furniture and fixtures are depreciated over 7 years. Accelerated methods of depreciation are generally used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPAIRMENT OF LONG LIVED ASSETS
In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

OTHER INTANGIBLE ASSETS
Acquired intangible assets are separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the Company’s intent to do so.

REVENUE RECOGNITION
In accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as amended by SAB No. 104, “Revenue Recognition”, and related interpretations, revenue is recognized when the services have been rendered and are billable.

ADVERTISING EXPENSES
 The Company follows the provisions of Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements. Advertising expense for the FISCAL year ended February 29, 2008 was $172,014; the advertising expenses for nine months ending November 30, 2008 were $33,832

INCOME TAXES
The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements include the accounts of Next 1 Interactive, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reported period

GOODWILL AND OTHER INTANGIBLE ASSETS
In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment of the goodwill at least annually, if not more depending upon substantial changes in the Company that may lead to a change in the goodwill during interim periods.

INCOME TAXES
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company’s tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48.

EARNINGS (LOSS) PER SHARE
Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2008 and 2007 respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service.

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value. The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008.  This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target.  Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies.  As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on the financial condition and results of operations.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008.  This statement clarifies the classification of noncontolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.  The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R),  Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement; however, the new statement will not have an impact on the determination of our financial results.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411,

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

In May 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009. The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its’ consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Note 2 – Notes Payable

Notes payable November 30, 2008 consists of  loans totaling $1,085,281, of which approximately $350,000  from related parties and the balance from private investors.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Intangible Assets

Intangible assets consist of the following at November 30, 2008:

Travel Magazine Website	$664,064
Echo software	695,044
1,359,108
Less accumulated amortization	(1,184,602)
$174,506

During the year ended February 29, 2008, the assets were adjusted to their appraised value by    recording a loss due to impairment of $ 261,288.

Note 4 – Income Taxes

As of February 29, 2008, the Company had approximately $1,549,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.
uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at February 29, 2008.

The table below summarizes the differences between the Company’s effective tax rate and the statutory federal rate as follows for the period ended February 29, 2008:

Tax benefit computed at “expected” statutory rate	$(1,548,556)
State income taxes, net of benefit	(72,482)
Other permanent differences	1,525,562
Increase in valuation allowance	95,476
Net income tax benefit	$-

Note 5– Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,367,383 and a working capital deficit of $1,600,665 at February 29, 2008, net losses for the year ended February 29, 2008 of $4,751,602 and cash used in operations during the year ended February 29, 2008 of $3,565,235. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. In order to raise funds, the Company has continued to raise funds through private placements with third party. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate increased revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company.

Note 6 – Equity

PREFERRED STOCK
The Board of Directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of the Company’s 100,000,000 shares of authorized Preferred Stock. The Company has designated 3,000,000 shares as Preferred Stock Series A, par value $.01 per share; each share is convertible into common shares at $.50 per share.  October 10, 2008 the company issued 504,763 shares to its CEO in exchange for forgiveness of  $252,381deferred compensation. . The Preferred A stock has super voting power of 100 votes per share.

COMMON STOCK
On October 9, 2008 the Company merged with a public OTCBB company and changed its name to Next 1 Interactive Inc and authorized 200,000,000 common shares at par value $.00001. The reverse merger resulted in the issuance of 18,511,500 common shares

On October 29, 2008, the Company issued 1,000,000 shares of its common stock for stock purchase of a Cable TV Network known as Home Preview Channel Inc. valued at $3,000,000 with contracts for marketplaces that totaled
4,000,000 home viewerships. The company specializes in listing residential real estate in 5 marketplaces, showing the homes that are for sale in the respective marketplaces.

On October 30, 2008 the Company acquired a technology company known as Loop Networks Inc. for 5,100,000 shares of Next 1 valued at $3.00 a share. The technology behind the Loop Networks consists of a proprietary informative content aggregation network and a five-point content distribution model which consists of Basic TV, Video On Demand (VOD), Broadband, Interactive TV, and Wireless -- all designed to facilitate live end-user feedback. The entire content distribution model is supported by Loop Networks centralized content database.

Note 7 – Subsequent Events

Subsequent Event:

As of January 15, 2009, Bradley Heureux, the Company’s Chief Marketing Officer and Director is no longer employed with the Company in any capacity. Mr. Heureux is no longer an Officer of the Company or a Member of the Company’s Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Organization History; Business Overview

We are an interactive media company focusing on video and rich media advertising delivered over internet and television platforms.

Our predecessor, Maximus Exploration Corporation, was a reporting shell company incorporated in the state of Nevada on December 29, 2005.  On October 9, 2008, we consummated reverse merger with Maximus, and Maximus changed its name to Next 1 Interactive, Inc.  We merged with Maximus in order to become a reporting company under the Securities Exchange Act of 1934, as amended, and to have our common stock traded on the Over-the-Counter Bulletin Board (OTCBB). Our common stock is traded on the OTCBB under the ticker symbol “NXOI.”

Prior to the reverse merger, we conducted our operations under name Extraordinary Vacations Group, Inc. (EXVG). EXVG was incorporated in the state of Delaware on June 24, 2002.

We conduct all of our operations business through our wholly-owned subsidiary, Extraordinary Vacations USA, Inc., a Delaware corporation (EVUSA). EVUSA was formed in June 2004 under the predecessor name Cruise and Vacation Shoppes, Inc., a consortium of leisure-oriented travel agencies. EVUSA acquired Attaché Concierge Services, a high-end travel concierge business in January 2005. In September 2006, EVUSA acquired Maupintour Extraordinary Vacations, an upscale tour operator specializing in luxury escorted and “fully inclusive” independent tours worldwide. EVUSA also owns The Travel Magazine, a substantial library of travel-oriented television shows and other destination videos. Combining the email databases of these acquisitions, the Company has an opt-in email list of over 2 million travelers.

Since our inception in June 2002, we have been focused on the travel industry solely through the Internet. We intend to change our current business model from a company that generates nearly all of its revenues from its travel divisions, to a media company focusing on travel and residential real estate by utilizing the Internet, Internet radio and cable television.

In April 2008, we acquired Brands on Demand, an internet media company. Brands on Demand is engaged in interactive media advertising.

In August 2008, we launched an Internet radio station called Next TripRadio.com.

In October 2008, we acquired two companies:  Home Preview Channel (HPC) and Loop Networks Inc (Loop). HPC is a real-estate focused cable television network currently distributed in 1.6 million homes controlled by Comcast, the nation’s largest cable operator.  Loop is a technology company for TV and Internet interface for HPC.

We believe that Brands on Demand will allow for advertising revenues and that HPC will allow for significant additional distribution through the HPC TV network.

The technology behind the Loop Networks consists of a proprietary informative content aggregation network and a five-point content distribution model which consists of Basic TV, Video On Demand (VOD), Broadband, Interactive TV, and Wireless, all of which are designed to facilitate live end-user feedback. The entire content distribution model is supported by Loop Networks centralized content database.

We have three divisions dedicated to our travel business:  NextTrip.com, Maupintour Extraordinary Vacations and Cruise Shoppes. Currently, the majority of our revenue is generated by Maupintour Extraordinary Vacations and Cruise Shoppes.

Our websites are:

Next 1 Interactive Inc. Investor Site:	www.n1ii.com*

NextTrip.com Site:	www.NextTrip.com*

NextTrip Radio Site:	www.NextTripRadio.com*

NextTrip TV Site:	www.NextTripTV.com*

NextTrip Affiliates:	http://nexttrip.com/affiliate-program.aspx*

Maupintour Site:	www.Maupintour.com*

Cruise Shoppe Site:	www.CruiseShoppes.com*

Home Preview Channel Site:	www.HPCTV.com*

Brands On Demand:	www.BrandsOnDemand.com*

*The contents of our websites are not incorporated by reference herein.

Travel Divisions:

NextTrip.com is an all-purpose travel site that includes user-generated content, relevant social networking, a directory of travel affiliate links, and travel business showcases, with an emphasis on video. NextTrip.com provides viewers with a diverse video experience that entertains, informs, and offers utility and savings. The site aspires to become the “MySpace of Travel,” that is, a community-driven social networking hub for travel aficionados worldwide, enabling users to share video, text and photographic travel stories with friends, family and the public, and in turn, enabling the public to find information on most any travel destination.

Our travel information website offers users, free of charge, over 1,000 destination videos and promotion worldwide vacation destinations through NextTrip.com and NextTriptv.com. The NextTrip.com division generates revenues through its Affiliate program, NextTrip Travel Solution. The program allows travel suppliers including hotels, airlines, cruise lines, and tour operators to place banner ads and showcases on the website for a fee. The website also offers live 24/7 travel talk radio (NextTripRadio.com). The Next Trip Radio site offers travel articles, destination guides, travel deals and Brag and Share Social Network; where users can post photos and commentary.

NextTrip.com was launched in March 2008 and did not generate any revenues until May 1, 2008. For the three and nine months ended November 30, 2008, NextTrip.com generated $127,753 and $326,407, respectively, in net revenues (unaudited). NextTrip.com’s website is www.NextTrip.com

Maupintour Extraordinary Vacations is a luxury tour operator offering escorted and independent tours worldwide to upscale travelers. The company has operated for over 50 years and has an active alumni that desires luxury vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. Sizes of the tourist groups range from 10 to 25. The Company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru.  The Company’s peak season for this division is from February to July. For the three and nine months ended November 30, 2008, Maupintour generated $361,191 and $426,552, respectively, in net revenues (unaudited). Maupintour’s website is www.Maupintour.com

Cruise Shoppes is a travel consortia and marketer of cruises worldwide, offering its approximately 200 members high commissions and the cruise industry over $50 million in annual revenues. For the three and nine months ended November 30, 2008, Cruise Shoppes generated $11,466 and $30,735, respectively, in net revenues (unaudited). Cruise Shoppes’ website is www.CruiseShoppes.com.

Media Divisions:

Home Preview Channel® is a digital 24 hour cable TV network that provides cost effective advertising and gives realtors a local and competitive edge in promoting themselves and their real estate listings to a potential target audience of thousands of households. Home Preview Channel brings the most up-to-date listing information to viewers. It currently reaches 1.6 million households of Comcast subscribers. HPC’s website is www.HPCTV.com.

Brands on Demand is an Interactive advertising company that earns revenues from advertising online and building traffiec to Next 1 related Sites based on fee for each click online.connects consumers with brands and brands with consumers. For advertisers, Brands on Demand identifies key consumer interests and partners with quality publishers to maximize revenue through niche networks. For publishers, Brands on Demand quality networks deliver new, relevant, higher value brand advertisers to their sites maximizing revenue. Its website is www.BrandsonDemand.com.

Other Offerings:

We also offer travel advisory services through NextTripTV.com and NextTripRadio.com. They are hyperlinked through our NextTrip.com website.

NextTripTV.com helps consumers plan their vacations by providing helpful traveling tips and an inside view of their respective destinations. We launched NextTripTV.com in July 15, 2008. The website address is www.NextTripTV.com.

NextTripRadio.com is an Internet radio station that includes 6 hours of travel-talk shows. Launched in August 2008, NextTripRadio.com enables web listeners to listen live or play programs when desired. NextTrip Radio also produces and broadcasts content to 240 terrestrial stations that reaches 475,000 listeners across the United States. The website address is www.NextTripRadio.com.

Reverse Merger with Maximus Exploration Corporation

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, between Andriy Volianuk, a 90.7% stockholder of Maximus Exploration Corporation (Maximus), Extraordinary Vacation Group, Inc., a wholly-owned subsidiary of our company (EXVG), and EVUSA, Mr. Volianuk sold his 5,000,000 shares of Maximus common stock, representing 100% of his shares of Maximus common stock, to EXVG for an aggregate purchase price of $200,000. After the sale, Mr. Volianuk did not own any shares of Maximus. EXVG then proceeded to dividend the 5,000,000 shares of Maximums stock to the management of EXVG upon the conversion of their preferred stock of EXVG.

Pursuant to a Share Transaction Purchase Agreement, dated October 9, 2008, between Maximus, EXVG and EVUSA, EXVG exchanged 100% of its shares in EVUSA (the “EVUSA Shares”) for 13,000,000 shares of common stock of Maximus (the Share Exchange). EXVG then proceeded to dividend the 13,000,000 shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”), on a pro rata basis. As a result of the transactions, EVUSA became a wholly-owned subsidiary of Maximus. Maximus then changed its name to Next 1 Interactive, Inc. and authorized 200,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. Such transactions are hereinafter referred to as the “Acquisition.”

As a result of the Acquisition, there were 18,511,500 shares of common stock of Next 1 Interactive, Inc. issued and outstanding, of which 13,000,000 are held by the former stockholders of EXVG and 5,000,000 are held by the management of Next 1 Interactive, Inc., and 511,500 shares belong to the Company’s investors. Of the 18,511,500 shares held by the former stockholders of EXVG 5,646,765 shares are held by the current executive officers and directors of Next 1 Interactive, Inc.

Executive Offices and Telephone Number

Our principal executive offices are located at 2400 N Commerce Parkway, Weston, Florida 33326 and our telephone number is (954) 888-9779.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,367,383 and a working capital deficit of $1,600,665 at February 29, 2008, net losses for the year ended February 29, 2008 of $4,751,602 and cash used in operations during the year ended February 29, 2008 of $3,565,235. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations. In order to raise funds, the Company has continued to raise funds through private placements with third party. Management may attempt to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.
The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate increased revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company

The current worldwide recession and declines or disruptions in the travel industry could adversely affect our business or financial performance.

Our business and financial performance is affected by the health of the worldwide travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline or grow more slowly during economic downturns, including downturns in any of our major markets. Events or weaknesses specific to the air travel industry that could negatively affect our business include continued fare increases, travel-related strikes or labor unrest, consolidations, bankruptcies or liquidations and further fuel price escalation. Additionally, our business is sensitive to safety concerns, and thus our business has in the past and may in the future decline after incidents of actual or threatened terrorism, during periods of political instability or geopolitical conflict in which travelers become concerned about safety issues, as a result of natural disasters such as hurricanes or earthquakes or when travel might involve health-related risks, such as avian flu. Such concerns could result in a protracted decrease in demand for our travel services. This decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as actual or threatened terrorist activity or war, could result in the incurrence of significant additional costs and constrained liquidity if we provide relief to affected travelers by not charging cancellation fees and/or by refunding the price of airline tickets, hotel reservations and other travel products and services.

We operate in an increasingly competitive global environment.

The market for the services we offer is increasingly and intensely competitive. We compete with both established and emerging online and traditional sellers of travel services with respect to each of the services we offer. Some of our competitors, particularly travel suppliers such as airlines and hotels, may offer products and services on more favorable terms, including lower prices, no fees or unique access to proprietary loyalty programs, such as points and miles. Many of these competitors, such as airlines, hotel and rental car companies, have been steadily focusing on increasing online demand on their own websites in lieu of third-party distributors such as our Company. For instance, some low cost airlines, which are having increasing success in the marketplace, distribute their online inventory exclusively through their own websites. Suppliers who sell on their own websites typically do not charge a processing fee, and, in some instances, offer advantages such as increased or exclusive product availability and their own bonus miles or loyalty points, which could make their offerings more attractive to consumers than offerings like ours. In addition, we face increasing competition from other travel agencies, which in some cases may have favorable offerings for both travelers and suppliers, including pricing, connectivity and supply breadth. We also compete with other travel agencies for both travelers and the acquisition and retention of supply. The introduction of new technologies and the expansion of existing technologies, such as metasearch and other search engine technologies, may increase competitive pressures or lead to changes in our business model. Increased competition has resulted in and may continue to result in reduced margins, as well as loss of travelers, transactions and brand recognition. We cannot assure you that we will be able to compete successfully against current, emerging and future competitors or provide differentiated products and services to our traveler base.

Evolving Industry Standards; Rapid Technological Changes

Our success will depend in part upon our continued ability to enhance our existing products and services, to introduce new products and services quickly and cost effectively, meet evolving customer needs, achieve market acceptance for new product and service offerings, and to respond to emerging industry standards and other technological changes. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that our competitors will not develop competitive products, or that any such competitive products will not have an adverse effect upon our operating results.

Moreover, we intend to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that we will be successful in refining, enhancing and developing our operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that our existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Acquisitions could result in operating and financial difficulties.

We plan on entering into new web 2.0 business in the future. Our growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany that strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, increased complexity of our business, impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful and their performance may result in the impairment of their carrying value.

Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	Costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful;

•	Difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company;

•	Impairment of relationships with employees, suppliers and affiliates of our business and the acquired business;

•	The assumption of known and unknown debt and liabilities of the acquired company;

•	Failure to generate adequate returns on our acquisitions and investments;

•	Entrance into markets in which we have no direct prior experience; and

•	Impairment of goodwill or other intangible assets arising from our acquisitions.

Results of Operations

At November 30, 2008, our cash on hand was $97,051, compared to $64,369 at February 29, 2008. This increase was primarily attributable to private investor equity funding.

At November 30, 2008, our accounts receivable were $91,618, compared to $48,249 at February 29, 2008. This increase was due to increase of interactive media sales from travel suppliers.

At November 30, 2008, our total assets were $17,458,669, compared to $409,369 at February 29, 2008. This increase was primarily due to our acquisition of Loop Networks, Inc.

At November 30, 2008, our total current liabilities were $2,408,612, compared to $1,942,566 at February 29, 2008. This increase was due to $500,000 in payables from the companies we recently acquired.

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Revenues. Our total revenues were $985,195 for the three months ended November 30, 2008, compared to $1,876,079 for the three months ended November 30, 2007. The decrease from 2007 to 2008 was primarily due to the declining economy, resulting in a general decline in the travel and leisure industry.

Net Profit. We had a net profit of $337,009 for the three months ended November 30, 2008 compared to a net loss of $635,245 for the three months ended November 30, 2007. The increase in profit from 2007 to 2008 was primarily due to the closing of the Las Vegas office and consolidation of our staff in Florida, in addition to gross operating profits from increased sales totaling approximately $150,000.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, bad debt expense, advertising and promotion, legal and professional fees. Our total operating expenses decreased from $1,241,265 for the three months ended November 30, 2007 to $421,878 for the three months ended November 30, 2008. The decrease from 2007 to 2008 was primarily due to the closing of our Las Vegas office and capitalization of development costs that had been previously expensed throughout the current period, and reclassification of capital asset purchase which had been expensed.

Nine Months Ended November 30, 2008 Compared to Nine Months Ended November 30, 2007

Revenues. Our total revenues were $2,365,568 for the nine months ended November 30, 2008, compared to $3,671,483 for the nine months ended November 30, 2007. The decrease from 2007 to 2008 was primarily due to the decline of approximately 260 travelers on escorted tours. .

Net Loss. We had a net loss of $1,439,684 for the nine months ended November 30, 2008 compared to $2,003,410 for the nine months ended November 30, 2007. The decrease in net loss from 2007 to 2008 was primarily attributable to a discharge of accruals in August 2007 and bad debt expense, totaling $1,133,382.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, bad debt expense, advertising and promotion, legal and professional fees. Our total operating expenses decreased from $3,316,586 for the nine months ended November 30, 2007 compared to $2,152,818 for the nine months ended November 30, 2008. The decrease from 2007 to 2008 was primarily attributable to a discharge of accruals in August 2007 and bad debt expense, totaling $1,133,382.

Liquidity and Capital Resources; Going Concern

In their audit report for the fiscal year ended February 29, 2008, our auditors expressed their substantial doubt as to the Company’s ability to continue as a going concern. As reflected in the accompanying consolidated financial statements, at November 30, 2008, the Company had $97,051 cash on hand and a stockholders’ equity of $15,050,056. While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations and the Company cannot currently fund its operations for the next 12 months. To date, we have funded our operations primarily from private equity financings. From the fiscal year ended February 28, 2006 to 2008, we have issued an aggregate of 734,431,280 for an aggregate purchase price of $4,622,883. Until the Company becomes and maintains profitability, if ever, management may attempt to raise additional funds by way of one or more public or private equity or debt offerings. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. The availability of funds depends in large measure on capital markets and over which we exert no control and liquidity factors. We can provide no assurance that sufficient financing will be available on desirable terms to fund investments, acquisitions, stock repurchases or extraordinary actions.  General weakening in the credit markets could increase our cost of capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 4T.  Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of as of November 30, 2008. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended November 30, 2008, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding nor has any knowledge of any pending claim.

Item 1A. Risk Factors.

N/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

N/A.

Item 3.   Defaults upon Senior Securities.

None

 Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

Subsequent Event:

As of January 15, 2009, Bradley Heureux, the Company’s Chief Marketing Officer and Director is no longer employed with the Company in any capacity. Mr. Heureux is no longer an Officer of the Company or a Member of the Company’s Board of Directors.

Item 6.   Exhibits.

Exhibit No.	Description

31.1	Certification by William Kerby, the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Teresa McWilliams, the Principal Financial and Accounting Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by William Kerby, the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification by Teresa McWilliams, the Principal Financial and Accounting Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: January 20, 2009

NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

/s/ Teresa McWilliams
Teresa McWilliams
Chief Financial Officer
(Principal Financial and Accounting Officer)