Form 10-K
period 2009-02-28
Next 1 Interactive, Inc.
filed 2009-06-16
CIK 1372183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52669

NEXT 1 INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2400 N Commerce Parkway, Suite 105
Weston, FL 33326
 (Address of principal executive offices)

Issuer’s telephone number:	(954) 888-9779
Issuer’s facsimile number:	(954)888-9082

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                            Y es ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                            Y es ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                 Yes ☐ No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last business day of the Issuer’s most recently completed fiscal year February 28, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $59,024,973 based on the last sales price of $3.00 per share as reported on the OTC Bulletin Board (OTCBB: NXOI).  4,993,340 shares of our issued and outstanding common stock are held by affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of June 16, 2009, there were 25,387,978 shares of Common Stock, $0.00001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of THE Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Selling Stockholder Registration Statement on Form S-1

On October 10, 2008, we filed a Registration Statement on Form S-1 (File No.: 333-154177) with the Securities Exchange Commission therein registering 10,832,840 shares of our common stock on behalf of the selling stockholders named therein.  The offering price of the common stock was arbitrarily set at $1.00 per share.  On March 12, 2009, we filed Amendment No. 1 to the Registration Statement on Form S-1 therein reducing the number of shares to 4,757,099 shares of common stock and increasing the offering price to $3.00. We are still in the review process by the SEC.

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation was incorporated in the state of Nevada on December 29, 2005 and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. was incorporated in the state of Nevada, June 2004, and its wholly owned subsidiary Extraordinary Vacations USA Inc. is a Delaware corporation, incorporated on June 24, 2002 and has been operating since such date. On October 9, 2008, EXVG. agreed to sell 100% of E VUSA to Maximus and consummated a reverse merger with Maximus.  Maximus then changed its name to Next 1 Interactive, Inc. The transaction is described below.

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, between Andriv Volianuk, a 90.7% stockholder of Maximus; EXVG and EVUSA, Mr. Volianuk sold his 5,000,000 shares of Maximus common stock, representing 100% of his shares, to EXVG for an aggregate purchase price of $200,000. After the sale, Mr. Volianuk did not own any shares of Maximus. EXVG then reissued the 5,000,000 Maximus shares to the management of EXVG in exchange for the cancellation of their preferred and common stock of EXVG under the same terms and conditions as that offered to  EXVG shareholders .

Pursuant to a Share Exchange Agreement, dated October 9, 2008, between Maximus,  EXVG and EVUSA exchanged 100% of its shares in EVUSA (the “EVUSA Shares”) for 13 million shares of common stock of Maximus (the “Share Exchange”), resulting in EXVG becoming the majority shareholder of Maximus. EXVG then proceeded to distribute the 13 million shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”),  and the management of EXVG, on a pro rata basis. As a result of these transactions, EVUSA became a wholly-owned subsidiary of Maximus.  Maximus then amended its Certificate of Incorporation to change its name to Next 1 Interactive, Inc. and to authorize 200,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. Such transactions are hereinafter referred to as the “Acquisition.”

The  purpose for Acquisition was so that Next 1 Interactive, Inc. would become a fully reporting company with the Securities and Exchange Commission and have our stock listed on the OTC Bulletin Board.

As a result of the Acquisition, there were 18,511,500 shares of common stock of Next 1 Interactive, Inc. issued and outstanding, of which 13,000,000 are held by the EXVG Stockholders and 5,000,000 are held by the management of Next 1 Interactive, Inc. and 511,500 shares by the Company’s investors. Of the 13,000,000 shares held by the former stockholders of EXVG, 5,646,765shares are held by the current executive officers and directors of Next 1 Interactive, Inc.

Executive Offices and Telephone Number

Our principal executive offices are located at 2400 N Commerce Parkway, Weston, Florida 33326 and our telephone number is (954) 888-9779.

Our web hosting operations are based in Florida and Michigan.

Who We Are:

Next 1 Interactive is an emerging interactive media company whose focus is in video and rich media advertising delivered over internet and television platforms. The Company addresses advertisers' needs to provide compelling content in the emerging convergent landscape of internet, television and mobile platforms. Next 1 Interactive accomplishes this goal by the synergistic strength of its companies and media channels.

Since our inception, we have been focused on the travel industry solely through the Internet. We have changed our current business model from a company that generates nearly all of its revenues from its travel divisions to a media company focusing on Interactive Media advertising platforms utilizing the Internet, Internet Radio and Cable Television. The Company launched an Internet radio station in August 2008 called Next Trip Radio.com, and on October 30, 2008, we acquired the Home Preview Channel and Loop Networks, Inc. as discussed below. Also, on April 11, 2008, we acquired Brands on Demand as discussed below.

Our websites are:

Next 1 Interactive, Inc. Investor Site:	www.n1ii.com

NextTrip.com Site:	www.NextTrip.com

NextTrip Radio Site:	www.NextTripRadio.com

NextTrip Affiliates:	http://nexttrip.com/affiliate-program.aspx

Maupintour Site:	www.Maupintour.com

Cruise Shoppe Site:	www.CruiseShoppes.com

Home Preview Channel Site:	www.HPCTV.com

The contents of our websites are not incorporated by reference herein

Travel Divisions:

NextTrip.com is an all-purpose travel site that includes user-generated content, relevant social networking, a directory of travel affiliate links, and travel business showcases, with an emphasis on video. NextTrip.com provides viewers with a diverse video experience that entertains, informs, and offers utility and savings. The travel information website offers users, free of charge,  hundreds of destination videos and promotion worldwide vacation destinations through NextTrip.com. NextTrip.com division generates revenues through advertising, travel commission, referral fees, and its Affiliate program,.

Nexttrip.com  allows advertisers such as  hotels, airlines, cruise lines, and tour operators to place banner ads and SHOWCASES on the website for a fee. The website also offers live 24/7 travel talk radio (NextTripRadio.com). The Next Trip Radio site offers travel articles, destination guides, travel deals and “Brag and Share Social Network”; where users can post photos and commentary. NextTrip.com was launched and began to generate revenues in May 2008.  From inception through May 28, 2009, NextTrip.com has generated $446,000, in net revenues. The website is www.NextTrip.com. The contents of the website are not incorporated by reference herein.

Maupintour Extraordinary Vacations is a luxury tour operator offering escorted and independent tours worldwide to upscale travelers. The company has operated for over 50 years and has an active alumni that desires luxuries vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. Sizes of the tourist groups range from 10 to 25. The Company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru.  The Company’s peak season for this division is from February to July. For the fiscal years ended February 28, 2009 and February 29, 2008, Maupintour generated $1.3 million and $2.6 million, respectively, in net revenues. Maupintour’s website is www.Maupintour.com. The contents of the website are not incorporated by reference herein.

Cruise Shoppes is a Travel Consortia and marketer of cruises worldwide, offering its 200 members high commissions and the Cruise Industry over $50 million in annual revenues. For the fiscal years ended February 28, 2009 and February 29, 2008, Cruise Shoppes generated $.9 million and $1.2 million, respectively, in net revenues. Cruise Shoppes’ website is www.CruiseShoppes.com. The contents of the website are not incorporated by reference herein.

Media Divisions:

Home Preview Channel® was originally a 24-hour digital cable TV network that provided cost effective advertising solutions for local realtors.  We have recently secured permission from two major cable operators, Comcast and Time Warner, to re-brand HPC as the Home and Away Channel (H&A) expanding its markets in both the traditional linear and the up and coming Video on Demand /IPTV networks in August 2009. The H&A Cable television network is currently distributed into 1.6 million homes in Houston and Detroit through Comcast.  We are currently negotiating new contracts with the Cable operators   which will expand H&A’s reach to include Verizon’s FIOS Network, AT&T U verse and DirecTV.  This expansion will give H&A a national footprint and a base of nearly 25 million subscriber households and includes the introduction of Next Trip Vacation Shopping program – the first vacation shopping programming on a fully interactive television network. The Vacation Shopping programming will be supported by the company’s web property www.nexttrip.com and rich media advertising campaigns directed at a highly targeted web audience.

NextTripRadio.com - a unique Internet radio station that includes 6 hours of travel- talk shows. Launched in August 2008, NextTripRadio.com enables web listeners to listen live or play programs when desired. NextTrip Radio also produces and broadcasts content to terrestrial stations that reaches listeners across the United States. Since its launch in August 2008, Next Trip Radio has not generated any revenues from advertising or travel. Its website is www.NextTripRadio.com. The contents of the website are not incorporated by reference herein.

Our Principal Products and Services and Their Markets

We have two operating segments, Travel and Media.  Travel revenue is generated by Maupintour Extraordinary Vacations, Inc. , (Maupintour) and Extraordinary Vacations USA, Inc. (Cruise Shoppes) and the Travel Magazine. Our current market is primarily the North American leisure travel industry, though our websites are available in English worldwide.

Maupintour’s revenue is generated from the sale high end escorted tours and Flexible Independent Travel (FIT) tours.   Cruise Shoppes  receives revenues from commissions on direct bookings with cruise lines for affiliate travel agent’s and the general public  The Travel Magazine does not currently generate any revenue.  During the previous fiscal year its revenues were derived from CNN who broadcasted clips from The Travel Magazines travel destinations on the CNN Airport TV Network on televisions located in 41 USA airports. We plan to resurrect The Travel Magazine during the second quarter 2009 by broadcasting its travel destinations programming both on our NextTrip web site and Home and Away cable television network.

Maupintour and Cruise Shoppes generated approximately $ 2.1 million and $3.9 million in net revenues in the fiscal year ended February 28, 2009 and February 29, 2008, respectively, representing approximately 93% and 95% of the Company’s 2009 and 2008 revenues, respectively. Maupintour generated approximately $1.2 million and $2.6 million in net revenues, representing approximately 55% and  64% of total revenues, and Cruise Shoppes generated approximately 800,000 and 1.3 million in net revenues, representing approximately 45% and 31% of the Company’s revenues for the fiscal years  ended February 28, 2009 and February 29, 2008 respectively. Also, the Company’s “The Travel Magazine” generated approximately $200,000 and $200,000 in revenues during the fiscal year ended February 28, 2009 and February 29, 2008 respectively, representing approximately 8% and 5% of revenues

The Company’s target market is the traditional travel sector, which the Company continues to operate as mature businesses.  These businesses continue to serve their existing client bases, and include Maupintour Extraordinary Vacations (a luxury worldwide tour operator) and Cruise Shoppes (a cruise industry consortia and marketer of cruises).  The travel businesses cater to upscale clientele seeking customized trips. The Company estimates that its target market represents 5% of all U.S. domestic leisure travelers. We believe that upscale travelers, primarily discerning Baby Boomers, seek travel solutions rather than pre-packaged tours, and the Company has made a consistent business of catering to this niche marketplace, rather than compete on the lower end of the market which is now dominated by names like Expedia and Travelocity.

Since our inception, we have been focused on the travel industry solely through the Internet. We have changed our current business model from a company that generates nearly all of its revenues from its travel divisions to a media company focusing on Interactive Media advertising platforms utilizing the Internet, Internet Radio and Cable Television. The Company launched an Internet radio station in August 2008 called Next Trip Radio.com, and on October 30, 2008, we acquired two companies: Home Preview Channel (HPC) and Loop Networks, Inc (Loop). HPC is a real-estate focused cable television network currently distributed in 1.6 million homes controlled by Comcast, the nation’s largest cable operator. We have received permission to re-brand HPC and Loop as the Home and Away Channel (Network). The Network branding gives us the ability to expand the platform beyond real estate and include travel and lifestyle components with real estate. This broadens the focus of the network on two key areas consumers are passionate about – their home and their vacation. One of the first key changes in format includes the introduction of the Next Trip Mall; a first for vacation shopping on a network. Additional distribution through the cable networks to other cities may be dramatically enhanced to include the Video on Demand (VOD) market. The Network has been working with cable operators to be a first in VOD for the real estate and travel areas. The Home and Away Network is currently distributed in 1.6 million homes controlled by Comcast, the nation’s largest cable operator. We believe that the new format changes will allow for significant expansion of the network starting with a Time Warner Station in New York City, and additional time in Chicago and Philadelphia. This expansion could put the Network into 5 of the top 10 markets in the U.S. We believe our Network has vast growth potential. In addition to growth around its current business model, the Network provides the basis for Next 1 to enter the travel and real estate vertical ad sales marketplace online.

Loop is a technology company for cable television and Internet interface. The technology behind Loop consists of a proprietary informative content aggregation network and a five-point content distribution model which consists of Basic TV, Video On Demand (VOD), Broadband, Interactive TV, and Wireless -- all designed to facilitate live end-user feedback. The entire content distribution model is supported by Loop’s centralized content database.

On April 11, 2008, we acquired Brands on Demand (BOD), a media company engaged in interactive media sales, pursuant to a Stock Purchase Agreement between EVUSA and James Bradford Heureux, representing all of the shareholders of BOD. Pursuant to the agreement, EVUSA acquired 50,000 shares of common stock of BOD, representing 100% off the issued and standing shares of BOD, for an aggregate purchase price of $140,000 by way of a payment of $70,000 and 50,000,000 shares of common stock (with certain fulfillment  and earn out conditions attached). EVUSA paid Mr. Heureux $70,000 of the $140,000 purchase price and issued 50,000,000 shares of EVUSA in trust for 100% of his shares (20,000 shares representing 40% of the issued and outstanding shares of BOD). EVUSA paid the other stockholders of BOD $70,000 for 100% of their shares of BOD which represented 60% of the total issued and outstanding stock of BOD (30,000 shares).  As a part of the stock purchase agreement we entered into an employment agreement with Mr. Heureux pursuant to which Mr. Heureux served as the Chief Marking Officer of the Company and as a Director of the Board of Directors. On January 15, 2009, the employment agreement was terminated.  Mr. Heureux is no longer employed by Company nor is he a director of Next 1 Interactive, Inc.

The acquisition of Brands on Demand was based on the business model of a media company which effected the change of business strategy of EXVG (Next 1 Interactive, Inc.). The acquisitions of HPC and Loop were consummated based on revenue projections submitted by former President of HPC. Although we will not be operating the BOD brand name, we still expect to generate revenues from media advertising sales beginning in fiscal year 2009.

Business Strategy

The Company will continue to generate revenues through our travel entities: Next Trip.com, Next Trip Radio, Cruise Shoppes, and Maupintour Extraordinary Vacations. We will continue to sell advertising using interactive platforms such as the internet, cable television, and internet radio. We will also launch a new television cable network, the Home and Away Network.

The Company has permission to rebrand Home Preview Channel (HPC) as the Home and Away Channel. As discussed above, we believe that the Company’s Network branding will give us the ability to expand the platform beyond real estate and include travel and lifestyle components with real estate. This broadens the focus of the network on two key areas consumers are passionate about – their home and their vacation. One of the first key changes in format includes the introduction of the Next Trip Mall; a vacation shopping program to be aired on the Network. Additional distribution through the cable networks to other cities may be dramatically enhanced to include the Video on Demand (VOD) market. Next 1’s management has been working with cable operators to be a first mover in VOD for the real estate and travel areas. The network is currently distributed in 1.6 million homes controlled by Comcast, the nation’s largest cable operator. The new format changes will allow for significant expansion of the network starting with a Time Warner Station in New York City, and additional time in Chicago and Philadelphia. This expansion will put the Network into 5 of the top 10 markets in the U.S. The Company believes the Network has vast growth potential. In addition to growth around its current business model, the Network provides the basis for the Company to enter the travel and real estate vertical ad sales marketplace online.

Objectives:

We have developed several methods to extend our reach on behalf of advertisers. For travel-oriented sites with their own content and formats, Next 1 has formed the NextTrip Travel Ad Network, an alliance of “Member” travel sites which accept Company video content including related advertising sold by our Company. To further maximize our  reach for non-travel sites that would like to have a travel section, we have developed “white label” versions of the Company’s travel information and services which can be easily integrated into these “Affiliate” sites as their own branded travel section.

Our rich media sales efforts, “Showcases”, are large online displays of advertiser messages packaged with related video devoted exclusively to the content and marketing of a specific travel brand. Our clients include Royal Caribbean Cruise Lines, Norwegian Cruise Lines, Carnival Cruise Lines, the Tourist Board of Spain, and the SeaMiles Visa card.

In addition to the Network, we have formed alliances to create the Travel Vertical Ad Network and Affiliate programs which drive traffic to the Showcases.  We have taken steps to increase our control over relevant content, and to establish cost-effective methods of deploying requisite technology. The Company has strategic alliances with various new media firms to provide additional content, content distribution, advertising inventory, and infrastructure support.

These alliances include FOX Media, CPX Interactive, and other ad network enablers and website tools providers, various content suppliers such as Compulsive Traveler and GeoBeats, Ning.com (a social network enabler), On Networks (a video streaming specialist distributing 180 million video streams per month) and CNN Airports. These alliances complement each other while their collective resources empower our Company to offer advertisers unique, targeted, multi-element rich media campaigns.
Near-Term Objectives:

In order to increase our count of allied sites and stable of advertisers, we are becoming “aggregators” and complimenting it with several existing Travel sites who have agreed to become part of the NextTrip Travel Ad Network, and our Company will continue to pursue such relationships to drive Company-saleable traffic to meet the needs of its advertisers including providing the delivery of a qualified number of visitors to its advertisers sites as part of their program.  At this level, all major travel-oriented advertisers, and non-travel advertisers seeking a travel-oriented audience demographic, will take a serious interest in our Company’s ad inventory and guaranteed click through traffic.

In addition to fostering its Travel Ad Network and Affiliate business models, we are refining our strategy of selling Showcases (described above), in the course of building out our own consumer-direct website, the “NextTrip.com” travel portal. Extending the model we have already deployed, Next 1 is developing new content and formats like teaser video, to plant on its Member and Affiliate sites, to both create inventory and drive traffic to Showcases. Allied websites are already driving traffic to NextTrip.com and to Company Showcases. Next 1 expects to increase its focus on selling this type of online shelf space, to which consumers are driven by teaser and/or full-form video and other content placed on its Ad Network and Affiliate websites.

Brands which have already run campaigns on these various Company platforms include Tremor Media, MGM/Mirage, and On Networks – this combination of brand-direct and co-operative ad network clients have found it advantageous to mesh their ad messages with Company content and services, and Next 1 is aggressively expanding this model.

The Company has content and services also populate NextTrip Radio, which was launched in August 2008 while traditional terrestrial radio marketing is declining at 8 percent a year, web radio marketing is growing at nearly 40% per year reflecting consumers desire to access radio (like other media) on demand. The Company is continuing to develop content and audience at NextTrip Radio so that we can grow into another robust supplier of ad inventory for sale by our Company.

Long-term Objectives:

As we expand our business model we will become a full-service multi-media advertising outlet offering internet display ads, rich media ads, video ads, radio, television (traditional and video-on-demand) and mobile outlets.,. As we build our Internet ad network traffic, the online network will cross-promote the cable and radio properties and vice-versa. Our involvement in cable TV and radio will keep us at the forefront of cross-platform deal-making as such activity becomes more common among advertisers.

Our Competitors

Our primary competitors are companies such as the Travel Channel. Other sites like Travel.com, Travelchannel.com, Expedia.com and many others still run on “web 1.0” technologies, and seem narrowly-focused on their own core functionality like fare searches and ticket sales. We not only focus on creating travel sales from our site, we also focus on the delivery of customers to “Travel Showcases” for our advertisers” using our existing internet ad networks.

Intellectual Property

The acquisition of Loop Networks, Inc. and Home Preview Channel included the purchase of their proprietary software that had investments of $16,014,545 in the development of the technology.

This technology consists of proprietary information content aggregation network and a five-point content distribution model which consists of Basic TV, Video On Demand (VOD), Broadband, Interactive TV, and Wireless; all designed to facilitate live end-user feedback. The entire content distribution model is supported by Loop Networks centralized content database.

Our current intellectual property consists of trademarks, domain names and proprietary information content aggregation network. We do not own any patents nor are any pending.

TRADEMARKS
Trademark:	Serial No.:	Status:	Owner:	Date of Issuance:	Date of Expiration:
Cable TV	78949226	Good Standing	Next 1 Interactive, Inc.	12/11/08	6/17/09
Home Preview Channel	78949249	Good Standing	Next 1 Interactive, Inc.	12/17/08	6/17/09

DOMAIN NAME
Domain Name:	Owner:
www.n1ii.com	Next 1 Interactive, Inc.
www.NextTrip.com	Next 1 Interactive, Inc.
www.NextTripRadio.com	Next 1 Interactive, Inc.
http://nexttrip.com/affiliate-program.aspx	Next 1 Interactive, Inc.
www.Maupintour.com	Next 1 Interactive, Inc.
www.CruiseShoppes.com	Next 1 Interactive, Inc.
www.HPCTV.com	Next 1 Interactive, Inc.
www.HomeandAwayChannel.com	Next 1, Interactive, Inc.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our products do not require the consumption of raw materials.

Dependence on One or a Few Customers

We do not depend on one or more customers. As we expand our business, we do not anticipate that we will depend on one or more customers.

Government Regulation

There are currently no regulations governing our products or services.

Research & Development

The Company is not currently engaged in any research and development. The Company is currently focused on marketing and distributing its current inventory of products and services.

Employees

The Company has 16 full-time employees. 10 are located in the headquarter office and 4 are located in the Ann Arbor, Michigan office of Home and Away Channel; and 2 are remote sales representatives located in Nevada and Kansas. The headquarter staff is comprised of 4 sales representatives; 2 administrative support staff, a web designer, 1 senior management and the chief executive staff.

Item 1A. Risk Factors.

Risk Factors

Investing in our securities involves risk.  You should carefully consider all of the information contained in or incorporated by reference into this report and, in particular, the risks described below before investing in our securities.  If any of the following risks actually occur, our business, financial condition or results of operations could be materially harmed and you may lose part or all of your investment.

Risks Inherent to this Company:

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our Independent Registered Public Accounting Firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.

At February 28, 2009, we had $18,801 cash on hand. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $6,081,214 and a working capital deficit of $1,582,950 at February 28, 2009, net losses for the year ended February 28, 2009 of $1,843,567 and cash used in operations during the year ended February 28, 2009 of $1,705,759. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We have a limited operating history and we anticipate that we will have operating losses in the foreseeable future.

We cannot assure you that we will ever achieve profitable operations or generate significant revenues.  Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth.  As a result of our limited operating history and the emerging nature of the market in which we will compete, we anticipate that we will have operating losses until such time as we can develop a substantial and stable revenue base.

We will need additional capital which may not be available on commercially acceptable terms, if at all.

We have very limited financial resources.  We currently have a monthly cash requirement of approximately $350,000, exclusive of capital expenditures. We will need to raise substantial additional capital to continue the national launch of Home and Away Channel (the Network) beyond the third quarter of 2009 and provide substantial working capital for the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we begin to generate revenues sufficient to fund ongoing operations.  We believe that in the aggregate, we will need as much as approximately $10 million to $15 million to complete the launch of the Network, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until advertising and e-commerce revenues begin to offset our operating costs.   Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity.  In addition, as of February 28, 2009 we had $1.1 million of principal debt outstanding that will become due at various dates in the near future.  We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms.  We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future.  At February 28, 2009, we had $2.6 million of debt outstanding, including $.9 million of promissory notes outstanding.    If we are unable to issue additional promissory notes or secure other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

Moreover, as a result of our liquidity issues, we have experienced delays in the repayment of promissory notes upon maturity and the payment of trade receivables to vendors and others when due.  Our failure to pay vendors and others may continue to result in litigation, as well as interest and late charges, which will increase our cost of operations.  If in the future, holders of promissory notes demand repayment of principal and accrued interest instead of electing to convert to common stock and we are unable to repay our debt when due or resolve issues with existing promissory note holders, we may be forced to refinance these notes on terms less favorable to us than the existing notes.

Our business revenue generation model is unproven and could fail.

Our revenue model is new and evolving, and we cannot be certain that it will be successful.  The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations.  Our ability to generate revenues depends, among other things, on our ability to launch our television network and sign recording artists.  Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

Our success is dependent upon our senior management team and our ability to hire and retain qualified employees.

We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel.  The development of our business and operations is dependent upon the efforts and talents of our executive officers, whose extensive experience and contacts within the industries in which we wish to compete are a critical component of our business strategy.  We cannot assure you that we will be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and administrative personnel.  We do not have "key person" life insurance policies on any of our key personnel, so in the event of a tragic incident we would find ourselves in a very precarious position without the financial ability or management skill to overcome it.  If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

We may be unable to implement our business and growth strategy.

Our growth strategy and ability to generate revenues and profits is dependent upon our ability to:  (1) develop and provide new services and products; (2) establish and maintain sales and distribution channels, including the launch of our television network; (3) develop new business opportunities; (4) maintain our existing clients and develop the organization and systems to support these clients; (5) establish financial and management systems; (6) attract, retain and hire highly skilled management and consultants; (7) obtain adequate financing on acceptable terms to fund our growth strategy; (8) develop and expand our client and customer bases; and (9) negotiate agreements on terms that will permit us to generate adequate profit margins.  Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which could have a material adverse effect on our results of operations and financial condition.

We intend to launch new products in a volatile market and we may be unsuccessful.

We intend to launch new products, which include a television network featuring a vacation shopping program and VOD for real estate and travel related products.  The travel market and the television industry are volatile marketplaces and we may not be able to successfully penetrate and develop either sector.  We cannot assure you that we will be able to maintain the airwave space necessary to carry and successfully launch a new television network.  We will be successful only if consumers establish a loyalty to our network and purchase the products and services advertised on the network.  We will have no control over consumer reaction to our network or product offerings.  If we are not successful in building a strong and loyal consumer following, we may not be able to generate sufficient sales to achieve profitability.

We do not have the ability to control the volatility of sales.

Our business is dependent on selling our products in a volatile consumer-oriented marketplace.  The retail consumer industry, by its nature, is very volatile and sensitive to numerous economic factors, including competition, market conditions and general economic conditions.  None of these conditions are within our control.  There can be no assurance that we will have stable or growing sales of our record company products and advertising space on our television network, and maintain profitability in the volatile consumer marketplace.

We may not be able to purchase and/or license assets that are critical to our business.

We intend to purchase and/or license archived video and travel collection libraries to fulfill the programming needs of the Network.  The acquisition or licensure of these assets is critical to accomplishing our business plan.  We cannot assure you that we will be successful in obtaining these assets or that if we do acquire them, that we will be able to do so at a reasonable cost.  Our failure to purchase and/or license these libraries at a reasonable cost would have a material adverse effect on our business, results of operations and financial condition.

We enter into charter affiliation agreements with companies that will broadcast Home and Away Channel. If we do not maintain good working relationships with these companies, or perform as required under these agreements, it could adversely affect our business.

The charter affiliation agreements establish complex relationships between these companies and us. We intend to spend a significant amount of time and effort to maintain our relationships with these companies and address the issues that from time to time may arise from these complex relationships.  These companies could decide not to renew their agreements at the end of their respective terms. Additionally, if we do not perform as required under these agreements or if we breach these agreements, these companies could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of these existing charter affiliation agreements, would adversely affect our ability to launch the Network as well as our ability to implement our business plan.

Additionally, the companies that we have charter affiliation agreements are subject to FCC jurisdiction under the Communications Act of 1934, as amended.  FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses and limit concentrations of broadcasting control inconsistent with the public interest.  If these companies do not maintain their radio and television broadcasting licenses, our business could be substantially harmed.

Our failure to develop advertising revenues could adversely impact our business.

We intend to generate a significant portion of our revenue from our television network, Home and Away Channel, through sales of advertising time.  We may not be able to obtain long-term commitments from advertisers due to the start-up nature of our business.  Advertisers generally may cancel, reduce or postpone orders without penalty.  Cancellations, reductions or delays in purchases of advertising could occur as a result of a strike, or a general economic downturn in one or more industries or in one or more geographic areas.  If we are unable to generate significant revenue from advertising, it will have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain our client relationships that we have developed.

Our clients are, and will be, comprised primarily of travel agencies, cruise lines, real estate agents and  brokers, and national advertisers.  This clientele is fragmented and requires a great deal of servicing to maintain strong relationships.  Our ability to maintain client loyalty will be dependent upon our ability to successfully market and distribute their products.  We cannot assure you that we will be successful in maintaining relationships with our artists.  Our inability to maintain these relationships could have a material adverse effect on our business, results of operations and financial condition.

We may encounter intense competition from substantially larger and better financed companies.

Our success will depend upon our ability to penetrate the consumer market for media oriented products and establish a television network with sufficient ratings to cover the costs associated with operating the network and provide a return to our investors.  Our television network and travel company will compete with more established entities with greater financial resources, longer operating histories and more recognition in the market place than we do.  It is also possible that previously unidentified competitors may enter the market place and decrease our chance of acquiring the requisite market share.  Our future success will depend upon our ability to penetrate the market quickly and efficiently.  Our ability to respond to competitive product offerings and the evolving demands of the marketplace will play a key role in our success.  Our failure to develop, maintain and continually improve our distribution process could prevent us from attaining sufficient market share.  If we are unable to respond and compete in these markets, it will have a material adverse effect on our business, results of operations and financial condition.

We may not be able to adequately manage future growth.

If we are successful in developing our business plan, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage significant growth in our business.  If we are successful in executing our business plan and achieve our anticipated growth, such success will place significant demands on our management, as well as on our administrative, operational and financial resources.  For us to manage our growth and satisfy the greater financial, disclosure and internal control requirements that arise with exiting the development stage and becoming fully operational, we must:

•	upgrade our operational, financial, accounting and management information systems, which would include the purchase of new accounting and human resources software;

•	identify and hire an adequate number of operating, accounting and administrative personnel and other qualified employees;

•	manage new employees and integrate them into our culture;

•	incorporate effectively the components of any businesses or assets that we may acquire in our effort to achieve or support growth;

•	closely monitor the actions of our music company distributors and broadcast entities which air The Tube and manage the contractual relationships we have with them; and

•
develop and improve financial and disclosure processes to satisfy the reporting requirements of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002, and the National Association of Securities Dealers, Inc.

The failure to adequately manage any growth would adversely affect our business operations and financial results.

Mr. Kerby owns approximately 71% of our voting securities which gives him control of our Company.

Mr. Kerby also owns 2,610,951 shares of common stock and 504,762 shares of Series A Preferred Stock each having the voting equivalency of 100 votes per Series A preferred Stock.  This  gives him voting rights equivalent to 53,087,251 shares of common stock, representing approximately 71%of the total votes.  Such control by Mr. Kerby of our voting securities gives him control of our electing our directors and appointing management and can delay or prevent possible mergers or deals and suppress the market value of our common stock.

We may be unable to adequately react to market changes.

Our success is partially dependent upon our ability to develop our market and change our business model as may be necessary to react to changing market conditions.  Our ability to modify or change our business model to fit the needs of a changing market place is critical to our success, and our inability to do so could have a material adverse effect on our business, liquidity and financial condition.

There are potential conflicts of interests and agreements that are not subject to arm’s length negotiations.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the Registrant that will be entitled to proceed with the proposed transaction.

Risks Related to Investment in Our Securities

There is not presently an active market for shares of our common stock, and therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity.

Although our common stock is quoted on the Over-The-Counter Bulletin Board, the trading market in our common stock has substantially less liquidity than the trading in stock on other markets or stock of other companies quoted on the Over-The-Counter Bulletin Board.  A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  In the event an active market does not develop, you may be unable to sell your shares of common stock at or above the price you paid for them or at any price.

Existing stockholders may suffer substantial dilution with future issuances of our common stock.

We anticipate issuing a substantial amount of common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements.  Any grants or sales of additional shares of our common stock will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock.

Our management, through its significant ownership of our common stock, has substantial control over our operations.

Our management owns a significant portion of the total outstanding shares of our common stock.  These officers and employees have been and will continue to be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

We have never paid dividends and do not anticipate paying any in the foreseeable future.

We have never declared or paid a cash dividend and we do not expect to have any cash with which to pay cash dividends in the foreseeable future.  If we do have available cash, we intend to use it to grow our business.

Our incorporation documents and Nevada law may inhibit a takeover that stockholders consider favorable and could also limit the market price of your shares of common stock, which may inhibit an attempt by our stockholders to change our direction or management.

Delaware law and our certificate of incorporation contain provisions that could delay or prevent a change in control of our company.  Some of these provisions include the following:

(a)
authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders; and

(b)	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.

These and other provisions in our amended and restated certificate of incorporation and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

We adopted provisions in our amended and restated certificate of incorporation limiting the liability of management to stockholders.

We have adopted provisions, and will maintain provisions, to our amended and restated certificate of incorporation that limit the liability of our directors, and provide for indemnification by us of our directors and officers to the fullest extent permitted by Nevada law.  Our amended and restated certificate of incorporation and Nevada law provides that directors have no personal liability to third parties for monetary damages for actions taken as a director, except for breach of duty of loyalty, acts or omissions not in good faith involving intentional misconduct or knowing violation of law, unlawful payment of dividends or unlawful stock repurchases, or transactions from which the director derived improper personal benefit.  Such provisions limit the stockholders’ ability to hold directors liable for breaches of fiduciary duty and reduce the likelihood of derivative litigation against directors and officers.

We are subject to the penny stock rules, which may adversely affect trading in our common stock.

Currently our common stock is a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer's rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with “low-priced” securities from being established with respect to our securities.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Company leases approximately 4,740 square feet of office space in Weston, Florida pursuant to a lease agreement, with WBP One Limited Partnership, Suite 105 of the building commonly known as Beacon Pointe I located at 2400 North Commerce Parkway, Weston, Florida 33326. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of four years commencing December 31, 2006 through December 31, 2010. The rent for the year ending February 28, 2009 was $229,838

The Company owns no real property.

Item 3.  Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock, par value $0.00001 per share. As of the date of this Annual Report, there are 24,678,167 shares of common stock issued and outstanding.

Limited and Sporadic Public Market for Common Stock

Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol “NXOI.” Prior to our merger with Maximus Exploration Corporation on October 9, 2008, there was no public trading market for our common stock.  The market for our common stock has been limited and stagnant. You might find your investment in our stock to be relatively illiquid.

Our fiscal year end is February 28th, and in the case of a leap year, February 29th.  The range of high and low bid information for our common stock on the OTCBB for each quarterly period since our stock began trading on the OTCBB is forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There was no active trading market for our common stock during the period reflected below:

Period	Low Bid	High Bid

2009
1st Quarter as of May 31, 2008	$1.15	$3.10
4th Quarter Ended February 28, 2009	$1.02	$3.00

Preferred Stock

The Board of Directors is authorized to determine, without stockholder approval, the designations, rights, preferences, powers and limitations of the Company’s 100,000,000 shares of authorized Preferred Stock

Series A Preferred Stock

On October 14, 2008, we filed a Certificate of Designations with the Secretary of State of the State of Nevada therein establishing out of our “blank check” Preferred Stock, a series designated as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of our shareholders of and is entitled to one hundred (100) votes for each share of Series A Preferred Stock. On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer. Mr. Kerby also owns 2,610,951 shares of common stock, which, together with his Series A Preferred Stock, gives him voting rights equivalent to 53,087,251 shares of common stock, representing approximately 71%  of the total votes,

Options, Warrants and Convertible Securities

As of the date of this registration statement, there are no issued and outstanding options or warrants. There are currently 504,763 shares of the Company’s Series A Preferred Stock which are convertible into shares of common stock at a rate of 2:1. These shares were issued to the Company’s CEO as protection for his loans; personal assets pledged on behalf of the company, personal guarantees and deferred compensation.

Rule 144

As of the date of this registration, there are no shares of our Company which can be sold under Rule 144 of the Securities Act due to the fact that our predecessor was a shell company.

Penny Stock Rules

The term “penny stock” generally refers to low-priced (below $5.00), speculative securities of very small companies. While penny stocks generally are quoted over-the-counter, such as on the OTC Bulletin Board or in the Pink Sheets, they may also trade on securities exchanges, including foreign securities exchanges. In addition, penny stocks include the securities of certain private companies with no active trading market. Before a broker-dealer can sell a penny stock, SEC rules require the firm to first approve the customer for the transaction and receive from the customer a written agreement to the transaction. The firm must furnish the customer a document describing the risks of investing in penny stocks. The firm must tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, the firm must send monthly account statements showing the market value of each penny stock held in the customer’s account. Penny stocks may trade infrequently, which means that it may be difficult to sell penny stock shares once you own them. Because it may be difficult to find quotations for certain penny stocks, they may be impossible to accurately price. Investors in penny stocks should be prepared for the possibility that they may lose their whole investment.

The Company’s fiscal year end is February 28th, and in the case of a leap year, February 29th. The range of high and low bid information for our common stock on the OTCBB for each quarterly period within the two most recent fiscal years is set forth below. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

Dividend Policy

The Series A Preferred Stock is entitled to receive cash dividends out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on any other class of Preferred Stock or Common Stock at an annual rate of 10% of the $1.00 liquidation value preference per share. Such dividends shall be cumulative and shall be payable on the first day of April, July, October and January. To date, we have not paid any dividends and all the dividends payable on the Series A Preferred Stock was converted to shares of the Company’s common stock.

We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

Transfer Agent

Holladay Stock Transfer, Inc.
2939 N 67th Place
Scottsdale, AZ 85251

Holders of Our Common Stock

As of the date of this Annual Report on Form 10-K, we had approximately 370 holders of record of our common stock, and one holder of our preferred stock.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “NextTrip” in this Annual Report collectively refers to the Company.

Organizational History

 Our predecessor, Maximus Exploration Corporation was incorporated in the state of Nevada on December 29, 2005 and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. was incorporated in the state of  Nevada, June 2004, and it’s wholly owned subsidiary Extraordinary Vacations USA Inc. is a Delaware corporation, incorporated on June 24, 2002 and has been operating since such date. On October 9, 2008, Extraordinary Vacations Group, Inc. agreed to sell 100% of Extraordinary Vacations USA to Maximus which consummated a reverse merger with Maximus, and Maximus changed its name to Next 1 Interactive, Inc.

Next 1 Interactive, Inc. conducts all of its business through its wholly-owned subsidiary, Extraordinary Vacations USA, Inc., a Delaware corporation (EVUSA). EVUSA was formed in June 2004 under the predecessor name Cruise and Vacation Shoppes, Inc., a consortium of leisure-oriented travel agencies. In December 2005, EVUSA acquired certain assets of Maupintour, LLC an upscale tour operator specializing in luxury escorted and “fully inclusive” independent tours worldwide. On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party.  In October 2007, the purchaser notified EXVG that it was unable to raise the capital required for the ongoing operations of Maupintour LLC and exercised it right under the purchase agreement to turn back Maupintour LLC to EXVG.  As a part of the wind down of Maupintour LLC, EXVG formed Maupintour Extraordinary Vacations, Inc.,  (“Maupintour”) on December 14, 2007.   EVUSA also owns The Travel Magazine, a substantial library of travel-oriented television shows and other video. Combining the email databases of these acquisitions, the Company has an opt-in email list of over 6 million travelers.

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, between Andriv Volianuk, a 90.7% stockholder of Maximus; Extraordinary Vacation Group, Inc., a Nevada corporation (“EXVG”); and EVUSA, a Delaware corporation and a wholly-owned subsidiary of EXVG, Mr. Volianuk sold his 5,000,000 shares of Maximus common stock, representing 100% of his shares, to EXVG for an aggregate purchase price of $200,000. After the sale, Mr. Volianuk did not own any shares of Maximus. EXVG then reissued  the 5,000,000 Maximus shares with the management of EXVG in exchange for the cancellation of their preferred and common stock of EXVG under the same  terms and conditions as that offered to  EXVG shareholders .

On October 9, 2008, EXVG acquired Maximus, a reporting shell company, pursuant to a Share Exchange Agreement (the “Exchange Agreement”) between Maximus, EXVG and EXVUSA.

Pursuant to this Exchange Agreement, EXVG exchanged 100% of its shares in EVUSA (the “EVUSA Shares”) for 13 million shares of common stock of Maximus (the “Share Exchange”), resulting in EXVG becoming the majority shareholder of Maximus. EXVG then proceeded to distribute the 13 million shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”), on a pro rata basis. As a result of these transactions, EVUSA became a wholly-owned subsidiary of Maximus. Maximus then amended its Certificate of Incorporation to change its name to Next 1 Interactive, Inc. and to authorize 200,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. Such transactions are hereinafter referred to as the “Acquisition.”

to the purpose for the merger was to become a fully reporting company with the Securities and Exchange Commission and have our stock listed on the OTC Bulletin Board.

As a result of the Acquisition, there were 18,511,500 shares of common stock of Next 1 Interactive, Inc. issued and outstanding, of which 13,000,000 are held by the former stockholders of EXVG and 5,000,000 are held by the management of Next 1 Interactive, Inc. and 511,500 shares by the Company’s investors. Of the 13,000,000 shares held by the former stockholders of EXVG, 5,646,765shares are held by the current executive officers and directors of Next 1 Interactive, Inc.

Recent Acquisitions

The Home Preview Channel

On October 29, 2008, we purchased an aggregate of approximately 115,114 shares of The Home Preview Channel, Inc. (“HPC”), which represented 100% of the issued and outstanding shares of common stock of HPC, in exchange for an aggregate of 677,999 of our shares of the Company’s common stock. All of the assets were included in the sale, free of clear of any and all liens, encumbrances, charges, securities interests and claims of others.

Loop Networks, LLC

On October 30, 2008, we purchased 102,179 membership interests from the Loop Networks, LLC (“Loop”), representing 100% of the issued and outstanding membership interests of Loop, in exchange for an aggregate of 5,345,000 shares of our common stock. Loop is a technology company for TV and Internet interface.

Brands on Demand

On April 11, 2008, we acquired Brands on Demand (BOD), a media company engaged in interactive media sales, pursuant to a Stock Purchase Agreement between EVUSA and James Bradford Heureux, representing all of the shareholders of BOD. Pursuant to the agreement, EVUSA acquired 50,000 shares of common stock of BOD, representing 100% off the issued and standing shares of BOD, for an aggregate purchase price of $140,000 by way of a payment of $70,000 and 50,000,000 shares of common stock (with certain fulfillment  and earn out conditions attached). EVUSA paid Mr. Heureux $70,000 of the $140,000 purchase price and issued 50,000,000 shares of EVUSA in trust for 100% of his shares (20,000 shares representing 40% of the issued and outstanding shares of BOD). EVUSA paid the other stockholders of BOD $70,000 for 100% of their shares of BOD which represented 60% of  the total issued and outstanding stock of BOD (30,000 shares).  As a part of the stock purchase agreement we entered into an employment agreement with Mr. Heureux pursuant to which Mr. Heureux served as the Chief Marking Officer of the Company and as a Director of the Board of Directors. On January 15, 2009, the employment agreement was terminated.  Mr. Heureux is no longer employed by Company nor is he a director of Next 1 Interactive, Inc.

The acquisition of Brands on Demand was based on the business model of a media company which effected the change of business strategy of EXVG (Next 1 Interactive, Inc.). The acquisitions of HPC and Loop were consummated based on revenue projections submitted by former President of HPC. Although we will not be operating the BOD brand name, we still expect to generate revenues from media advertising sales beginning in fiscal year 2009.

Business

You can read about our business in the “Business” section of this Annual Report.

Evolving Industry Standards; Rapid Technological Changes

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Industry Trends

Our current revenue is primarily derived from our travel website divisions: NextTrip.com, Maupintour and Cruise Shoppes. According to PhoCusWright, 2007 is the first year in which more than half of all travel in the U.S. was purchased online. The remainder of travel in the U.S. was booked through traditional offline channels. Suppliers, including airlines, hotels and car rental companies, have continued to focus their efforts on direct sale of their products through their own websites, further promoting the migration of customers to online booking. In the current environment, suppliers' websites are believed to be taking market share domestically from both online travel companies ("OTCs") and traditional offline travel companies.

In the U.S., the booking of air travel has become increasingly driven by price. As a result, we believe that OTCs will continue to focus on differentiating themselves from supplier websites by offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into one-stop shopping vacation packages.

 Despite the increase in online marketing costs, the continued growth of search and meta-search sites as well as Web 2.0 features creates new opportunities for travel websites to add value to the customer experience and generate advertising revenue. Web 2.0 is a term used to describe content features such as social networks, blogs, user reviews, videos and podcasts such as our NextTrip.com, NetTripRadio.com, Maupitour.Com, and CruiseShoppes.com websites. We believe that the ability of Web 2.0 websites will add value for customers, suppliers and third-party partners while simultaneously creating new revenue streams.

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2009 Compared to the Fiscal Year Ended February 29, 2008

Our total revenues were $2,755.608 for the fiscal year ended February 28, 2009 compared to $4,148,172 for the fiscal year ended February 29, 2008. Our revenues were derived primarily from travel sales and marketing largely driven by perceived product value, advertising and promotional activities which can be adversely impacted during periods with reduced discretionary travel spending.  The decrease in revenue from fiscal 2008 to 2009 is primarily attributable to the Company’s limited financial resources which prevented the Company from aggressively advertising its products and services. Increased competition in our industry may require us to increase advertising for our brand and for our products. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenue from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

We do not know what our general and administrative expenses as a percentage of revenue will be in future periods. There may be fluctuations that have a material impact on our results of operations. We expect our headcount to continue to increase in the future. The Company's headcount is one of the main drivers of general and administrative expenses. Therefore, we expect our absolute general and administrative expenses to continue to increase.

Assets. Our total assets were $8,228,292 at February 28, 2009 compared to $409,529 at February 29, 2008.
The increase from 2008 to 2009 was primarily due to an increase in intellectual property from $0 to $7,052,964 resulting from our acquisitions of the Home Preview Channel and Loop Networks, Inc. on October 31, 2008 and Brands on Demand on April 11, 2008. ..

Liabilities. Our total liabilities were 2,571,662at February 28, 2009 compared to $1,942,566 at February 29, 2008.
The increase from 2008 to 2009 was primarily due to an increase in Other Liabilities from $0 for the fiscal year ended February 29, 2008 to $550,291 for the fiscal year ended February 28, 2009.  Other Liabilities consist of  contingent liabilities and stock of Next 1 for which the company received cash that had not been issued at year end.  Also contributing to the increase in liabilities was an increase in Notes Payable – Long Term Position from $308,773 for the fiscal year ended February 29, 2008 to $628,807 for the fiscal year ended February 28, 2009. In February 2009, the Company restructured note agreements with three existing note-holders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and mature on May 31, 2010 at which time the total amount of principle and accrued interest is due. In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance is considered a discount and is included in other assets at February 28, 2009 and will be amortized monthly over the term of the note.

Total Stockholders’ Deficit. Our stockholders’ equity was $5,656,630at February 28, 2009 compared to a deficit of $1,533,036 at February 29, 2008.

 Revenues. $2,142,591 for the fiscal year ended February 28, 2009 compared to $4,148,172 for the fiscal year ended February 29, 2008.

Net Loss. We had a net loss of $1,843,567 and $3,487,342 for the fiscal years ended February 28, 2009 compared to February 29, 2008. The increase from 2008 to 2009 was primarily due to the write off of intercompany debt and the impairment of certain assets.

Cost of Revenue. Costs of Sales were $1,410,113for the fiscal year ended February 28, 2009 compared to $1,971,521 for the fiscal year ended February 29, 2008. . This decrease was primarily due a decrease in marketing.  Our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

Operating Expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, bad debt expense, advertising and promotion, legal and professional fees. Our total operating expenses were $3,084,420for the fiscal year ended February 28, 2009 compared to $4,511,294 for the fiscal year ended February 29, 2008. The increase from 2008 to 2009 was primarily due to bad debt expense related to a discontinued business services involved in merchant credit card processing.

Liquidity and Capital Resources; Going Concern

Cash Balance. We had $18,801cash on-hand and an accumulated deficit of $6,081,214 at February 28, 2009 compared to $64,369 cash on-hand and an accumulated deficit of $1,533,036 on February 29, 2008.

We anticipate entering into several additional affiliate agreements with digital broadcasters, which will allow The Home and Away Network to be seen in approximately 9.6 million homes in 2009. While we expect this market penetration to generate a substantial increase in marketing, promotion and other expenses, we also expect that our revenues will ultimately increase sufficiently enough to cover these increases. Thus, we believe that our results of operations in fiscal 2009 and 2008 are not indicative of our projected results of operations in fiscal 2010 and beyond.

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

Since our inception in June 2002, we have been focused on the travel industry solely through the Internet. We have recently changed our business model from a company that generates nearly all its revenues from its travel divisions to a media company focusing on travel and real estate by utilizing the Internet, Internet radio and cable television As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes the launch of The Home and Away Network.

Since our inception, we have financed our operations through numerous debt and equity issuances. In addition to the convertible notes discussed below:

The Rider Group, Inc.

On October 16, 2006, EXVG entered into a Debenture Security Agreement with The Rider Group, Inc. (“Rider”), an “accredited investor” as defined by the Securities Act of 1933. Pursuant to the Agreement, Rider loaned the Company $201,000 in exchange for a promissory note in the principal amount of $201,000 and a warrant to purchase 2,680,000 shares of common stock a purchase price of $0.01 per share until the fifth anniversary date of the date of issuance.  The note was to mature 90 days after the date of issuance and was secured by all of the assets of the Company.

On February 26, 2007, EXVG and Rider amended the agreement pursuant to which Rider purchased 201,000 shares of 10% Senior Convertible Preferred Class A Stock (the “Preferred Shares”) of the Company for $1.00 per share by converting the promissory note referenced above.  The Preferred Shares carry a 10% dividend payable semi-annually in arrears. The Company is required to redeem the at a redemption price equal to 1-1/2 of the face amount upon the second anniversary date of the date of the amendment.  The holder of the Preferred Shares may convert the Preferred Shares into common stock at the rate of $0.01 per share.  In the event the Company enters into an underwriting agreement in connection with a public offering of common stock, Rider has 30 days to convert the Preferred Shares into common shares.  Thereafter, they are subject only to redemption by the Company. The Company is required to use 50% of all proceeds raised by the Company through its first public underwriting of the Company’s common stock, towards the mandatory call of the Preferred Shares.  The Company has the right to call the series of preferred stock within one year at a call premium of 105% of the face amount plus cumulative dividends and between 13 and 23 months, at a call premium of 125% of the face amount, plus cumulative dividends.  If called, the preferred shareholder will have 7 days from the date of call to determine whether to accept the call or to convert the Preferred Shares into common stock.   Also, pursuant to the amendment, Rider purchased 50,000 additional Preferred Shares for $50,000 upon the same terms and conditions as set forth above.

On June 8, 2007, EXVG entered into a Debenture Security Agreement with The Rider Group, an accredited investor.  Pursuant to the agreement, Rider loaned to the Company $50,000 in exchange for a promissory note in the  principal amount of $50,000 bearing interest at a rate of 25% per annum and was to mature on September 8, 2007.  The note, including all accrued penalties and interest, was converted into shares of common stock on November 18, 2007.  The conversion price was $0.01 per share and resulted in the receipt of an aggregate of 25,000,000 shares of the Company’s common stock.

Warren Kettlewell

On October 16, 2006, EXVG entered into a Debenture Security Agreement with Warren Kettlewell (“Kettlewell”), an “accredited investor” as defined by the Securities Act of 1933. Pursuant to the Agreement, Kettlewell loaned the Company $201,000 in exchange for a promissory note in the principal amount of $201,000 and a warrant to purchase 2,680,000 shares of common stock a purchase price of $0.01 per share until the fifth anniversary date of the date of issuance.  The note was to mature 90 days after the date of issuance and was secured by all of the assets of the Company.

On December 26, 2006, EXVG entered into a Debenture Security Agreement with Cardar Investments Limited (“Cardar”), of which Kettlewell has voting and dispositive control. Pursuant to the Agreement, Cardar loaned the Company $20,000 in exchange for a promissory note in the principal amount of $20,000 and a warrant to purchase 200,000 shares of common stock a purchase price of $0.01 per share until the fifth anniversary date of the date of issuance.  The note was to mature on March 26, 2007.

 On January 29, 2007, EXVG entered into a second Debenture Security Agreement with Cardar. Pursuant to the Agreement, Cardar loaned the Company $30,000 in exchange for a promissory note in the principal amount of $30,000 and a warrant to purchase 200,000 shares of common stock a purchase price of $0.01 per share until the fifth anniversary date of the date of issuance.  The note was to mature on March 26, 2007 and was secured by all of the assets of the Company.

On February 23, 2007, EXVG, Kettlewell and Cardar amended the three agreements pursuant to which Kettlewell and Cardar converted their debentures in the principal amounts of $201,000, $20,000 and $30,000 into 251,000 Preferred Shares.  Also, pursuant to the amendment, Rider purchased 50,000 additional Preferred Shares for $50,000 upon the same terms and conditions as set forth above.

On June 8, 2007, EXVG entered into a Debenture Security Agreement Kettlewell.  Pursuant to the Agreement, Kettlewell loaned $70,000 to the Company in exchange for promissory note for the principal amount of $70,000, bearing interest at a rate of 25% per annum and payable on demand. The note, including all accrued penalties and interest, was converted into shares of common stock on November 18, 2007.  The conversion price was $0.01 per share and resulted in the receipt of an aggregate of 29,000,000 shares of the Company’s common stock.

Michael Craig

On October 16, 2006, EXVG entered into a Debenture Security Agreement with Michael Craig (“Craig”), an “accredited investor” as defined by the Securities Act of 1933. Pursuant to the Agreement, Craig loaned the Company $201,000 in exchange for a promissory note in the principal amount of $201,000 and a warrant to purchase 2,680,000 shares of common stock a purchase price of $0.01 per share until the fifth anniversary date of the date of issuance.  The note was to mature 90 days after the date of issuance and was secured by all of the assets of the Company.

On February 26, 2007, EXVG and Craig amended the agreement pursuant to which Craig converted his debenture into 201,000 Preferred Shares.  Also, pursuant to the amendment, Rider purchased 50,000 additional Preferred Shares for $50,000 upon the same terms and conditions as set forth above.

On June 8, 2007, EXVG entered into a Debenture Security Agreement with Craig. Pursuant to the agreement, Craig loaned the Company $50,000 in exchange for a promissory note in the principal amount of $50,000. The principal sum was payable on demand and accrued interest at 25% per annum. The note, including all accrued penalties and interest, was converted into shares of common stock on November 18, 2007.  The conversion price was $0.01 per share and resulted in the receipt of an aggregate of 25,000,000 shares of the Company’s common stock.

Frank Dallison

On July 9, 2006, we entered into an agreement with Frank Dallison, (“Dallison”), an “accredited investor” as defined by the Securities Act of 1933, 0pursuant to which Dallison loaned the Company $50,000. In connection with the loan, the Company issued a promissory note in the principal amount of $50,000 to the Dallison, bearing interest at the rate of 18% per annum and was to maturing on January 9, 2007. In addition to the interest payment the promissory note, the Company issued to Dallison warrants to purchase150,000 shares of the Company’s common stock at a at purchase price of $0.10 per share until the fifth anniversary date of the date of issuance.  The loan, including all accrued penalties and interest, was converted into shares of EXVG common stock on September 26, 2007.  The conversion price was $.01 per share and resulted in the receipt of an aggregate of 6,250,000 shares of the Company’s EXVG common stock.

Temporis Group LTD

On December 13, 2006, Temporis Group LTD (“Temporis”), an “accredited investor” as defined by the Securities Act of 1933, loaned $100,000 to the Company.  In connection with this loan, the Company to Temporis issued a promissory Note in the principal amount of $100,000, bearing interest at 20% per annum plus warrants to purchase 125,000 shares of the Company’s common stock at a purchase price of $0.10 per until the fourth anniversary date of the date of issuance. The loan, including all accrued penalties and interest, was converted into shares of common stock on September 26, 2007.  The conversion price was $0.01 per share and resulted in the receipt of an aggregate of 12,890,000 shares of the Company’s common stock.

Ralph Blatt

On January 29, 2007, Ralph Blatt (“Blatt”), an “accredited investor” as defined by the Securities Act of 1933, loaned the Company $10,000. In connection with this loan, the Company issued a promissory note to Blatt in the principal amount of $10,000 bearing interest at a rate of 10% per annum and a warrant to purchase 100,000 shares of the Company’s common stock at a price of $.10 per share with an exercise date of January 28, 2010.  The note was converted into shares of the Company’s common stock on October 1, 2007. The conversion price was $0.01 per share and resulted in the receipt of an aggregate of 1,000,000 shares of the Company’s EXVG common stock.

Shelly Shifman

On January 29, 2007, Shelly Shifman (“Shifman”), an “accredited investor” as defined by the Securities Act of 1933, loaned $50,000. In connection with this loan, the Company issued a promissory note to Shifman in the principal amount of $50,000 bearing interest at a rate of 10% per annum and a warrant to purchase 500,000 shares of the Company’s common stock at a price of $.10 per share with an exercise date of January 28, 2010.  The note was converted into shares of the Company’s common stock on October 1, 2007.  The conversion price was $0.01 per share and resulted in the receipt of an aggregate of 5,000,000 shares of the Company’s common stock.

Michael Ryan Stuckey

On December 26, 2006, Michael Ryan Stuckey (“Stuckey”), an “accredited investor” as defined by the Securities Act of 1933, loaned $20,000 to the Company. In connection with the loan Debenture, the Company issued a promissory Note to Stuckey in the principal amount of $20,000 bearing interest at a rate of 10% per annum and was payable on demand.  In connection with the loan, the Company issued warrants to Stuckey to purchase 200,000 the Company’s common stock at a purchase price $.10 per share for a period of five years. On February 26, 2007, the loan was converted to 20,000 of the Company’s Preferred Shares.  On August 15, 2008 the Preferred Shares were converted to 2,000,000 shares of the Company’s common stock.

 Subscription Agreements – 2006 through 2008

On January 5, 2006, the Company sold an aggregate of 926,667 shares of common stock and issued   warrants for 926,667 shares of our EXVG common stock at an exercise price of 0.10 per share, exercisable within 48 months of issuance, to accredited investors for $278,000.  On October 1, 2007, the warrants were exercised resulting in $9,266.67 cash to the Company and the issuance of 926,667 shares of EXVG common stock.

On October 25, 2006 under a certain subscription agreement for $24,990, the Company issued 83,300 units of the Corporation to an accredited investor at a price of $0.30 per unit. Each unit was comprised of one (1) common share and one common share purchase warrant.  Each warrant entitles the holder thereof to purchase one (1) share of the Company’s EXVG common stock at an exercise price of $0.10 for a period of 24 months from the date of issuance. As of February 15, 2009 these warrants have not been exercised.

The Company will need to raise substantial additional capital to continue the launch of The Home and Away Network beyond the second quarter of 2009 and provide substantial working capital for the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as the Company begins to generate revenues sufficient to fund ongoing operations. The Company believes that in the aggregate, it will need as much as approximately $6 million to $10 million to complete the launch of The Home and Away Network, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until advertising and e-commerce revenues begin to offset our operating costs.  There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

We intend to generate a significant portion of our revenue from our television network, The Home and Away Network, and our radio station, Next Trip Radio through sales of advertising time.

To date, we have funded our operations with the proceeds from the private equity financings. The Company issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that terms is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(2) and Regulation D thereunder.

Summary of Business Operations and Significant Accounting Policies

Financial Reporting

The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. Revenues and expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Revenue and Expense Recognition

Revenues are expenses are reported on the accrual basis, which means that income is recognized as it is earned and expenses are recognized as they are incurred.

Principles of Consolidation
The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates
The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents
Cash and cash equivalents include all interest-bearing deposits or investments with original maturities of three months or less.

Fair value of financial instruments
The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid expenses accounts payable and accrued expenses and other current liabilities payable approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At February 28, 2009 and February 29, 2008 the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

Accounts Receivable
The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Machinery and equipment are depreciated over 3 to 10 years. Furniture and fixtures are depreciated over 7 years. Equipment leased under a capital lease is amortized over the term of that lease The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets
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

During the year ended February 29, 2008, the Company identified and recognized impaired losses of $261,000 on long-lived assets

Website Development Costs
The Company accounts for website development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2.  Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with Statement of Position (SOP) 98-1 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred.

Management expects the website to be placed into service during the fiscal year ended February 28, 2010 at which time it will be subject to straight-line amortization over a five year period.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

Revenue Recognition

We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." and related interpretations, revenue is recognized when the services have been rendered and collection is reasonably assured.

Travel: Gross travel tour revenues represent the total retail value of transactions booked for both agency and merchant transactions recorded at the time of booking, reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds.  We also generate revenue from paid cruise ship bookings in the form of commissions.  Commission revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

The Travel Magazine: Subscription revenue is unearned revenue and is recognized on a net proportionate basis over the life of the subscription.

Advertising: We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company considers an insertion order signed by the client or its agency to be evidence of an arrangement.

Cost of Sales
Cost of sales comprises the directly attributable costs of goods and services sold and delivered. These costs include such items as sales commission to business partners, hotel and airfare, cruises and membership fees. Future costs will also include network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to affiliate partners and salary expenses associated with network operations staff.

Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses.  The goal of our advertising is to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness.

Advertising Expense
The Company follows the provisions of Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements. Advertising expense for the years ended February 28, 2009 and February 29, 2008 was $42,335 and $172,014, respectively.

Income taxes
The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax basis of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of SFAS 109, the Company's net losses for all periods presented would not materially change.

Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008.  This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target.  Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies.  As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition and results of operations.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008.  This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.  The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option” which provides companies an irrevocable option to report selected financial assets and liabilities at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for entities as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), which replaced SFAS No. 141. This pronouncement establishes requirements and principles for how the acquiring entity in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest on the financial statement; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 141R may have a material effect on our financial statements to the extent the Company pursues future business combinations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore necessitate inclusion in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. The Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only, effective March 30, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS No. 157-2), which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities. In October 2008, FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS No. 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This Staff Position offers clarifying guidance related to the application of SFAS No. 157, issued in September 2006, when the market for the financial asset is not active. This guidance includes clarification related to (1) how management should consider its internal cash flow and discount rate assumptions when measuring fair value when relevant observable data do not exist; (2) how observable market information in a market that is not active should be considered when measuring fair value; and (3) how to use market quotes when assessing the relevance of observable and unobservable data available to measure fair value. See Note 8 “Fair Value Measurements” for disclosure applicable to SFAS No. 157, FSP FAS No. 157-2, and FSP FAS No. 157-3.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements which may apply to the company.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.” This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis. FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.” EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise are effective for the first period (including interim periods) beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for us as of January 1, 2009 and early adoption is not permitted. The Company is currently evaluating the potential impact of FSP APB No. 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of  SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)). This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the  purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160). This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method,” which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and pre-acquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition and results of operations.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests,” which is effective for fiscal years beginning after December 15, 2008. This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.

The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option” which provides companies an irrevocable option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for entities as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

 Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Next 1 Interactive, Inc.
Weston, Florida

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. as of February 28, 2009 and February 29, 2008 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $6,081,214 and a working capital deficit of $1,582,950 at February 28, 2009, net losses for the year ended February 28, 2009 of $1,843,567 and cash used in operations during the year ended February 28, 2009 of $1,704,195. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
June 13, 2009

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2009	February 29, 2008

Assets
Current Assets
Cash	$18,801	$64,369
Accounts receivable, net of allowance for doubtful accounts	125,783	48,249
Prepaid expenses and other current assets	15,612	-
Security deposits	128,239	120,000
Total current assets	288,435	232,618

Property and equipment, net	190,765	176,911
Other assets	181,130	-
Develoment costs	514,998	-
Intellectual property	7,052,964	-
Total assets	$8,228,292	$409,529

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$968,452	$839,752
Other current liabilities	550,291	-
Related party notes payable	221,513	287,555
Capital lease payable - current portion	43,163	41,854
Notes payable - current portion	87,966	350,000
Total current liabilities	1,871,385	1,519,161

Capital lease payable - long-term portion	71,470	114,632
Notes payable - long-term portion	628,807	308,773

Total liabilities	2,571,662	1,942,566

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized;
and 504,379 and 0 shares issued and outstanding at
February 28, 2009 and February 29, 2008, respectively	5,048	-
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 and 1,152,000 shares issued and outstanding at
February 28, 2009 and February 29, 2008, respectively	-	1,152,000
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 and 1,369,643 shares issued and outstanding at
February 28, 2009 and February 29, 2008, respectively	-	13,696
Common stock, $.00001 par value; 200,000,000 shares authorized;
24,611,500 and 314,956,578 shares issued and outstanding at
February 28, 2009 and February 29, 2008, respectively	247	314,957
Additional paid-in-capital	11,732,549	5,357,967
Accumulated deficit	(6,081,214)	(8,371,656)
Total stockholders' equity (deficit)	5,656,630	(1,533,036)

Total liabilities and stockholders' equity (deficit)	$8,228,292	$409,530

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended February 28, 2009 and February 29, 2008

	February 28, 2009	February 29, 2008

Revenues
Travel and commission revenues	$2,142,591	$4,148,172
Advertising revenues	613,017	-
Total revenues	2,755,608	4,148,172

Cost of revenues	1,410,113	1,971,521

Gross profit	1,345,495	2,176,651

Operating expenses
Salaries & benefits	1,553,546	1,236,700
Selling and promotions expense	42,335	173,784
Bad debt expense	-	1,279,894
General & administrative	1,488,539	1,820,916
Total operating expenses	3,084,420	4,511,294

Operating income (loss)	(1,738,925)	(2,334,643)

Other income/(expense)
Interest income	42	-
Other income	29,040	-
Interest expense	(119,237)	(127,095)
Loss on forgiveness of debt	-	(759,943)
Impairment of assets	-	(261,288)
Other expenses	(14,487)	(4,373)
Total other income (expense)	(104,642)	(1,152,699)

Net loss	$(1,843,567)	$(3,487,342)

Weighted average number of shares outstanding	13,448,861	7,724,516

Basic and diluted net loss per share	$(0.14)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity (Deficit)

									Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, March 1, 2007	-	-	-	-	-	-	140,682,948	$140,683	$9,487,347	$(10,035,241)	$(407,211)

Preferred stock of EXVG issued for cash	-	-	1,369,643	13,696	1,152,000	1,152,000	-	-	-	-	1,165,696

Common stock of EXVG issued for cash	-	-	-	-	-	-	174,273,630	174,274	2,437,684	-	2,611,958

Recapitalization	-	-	-	-	-	-	-	-	(10,684,125)	10,684,125	-

Dividend	-	-	-	-	-	-	-	-	264,665	(264,665)	-

Net loss	-	-	-	-	-	-	-	-	-	(4,751,602)	(4,751,602)

Balances, February 29, 2008	-	-	1,369,643	13,696	1,152,000	1,152,000	314,956,578	314,957	1,505,571	(4,367,383)	(1,381,159)

Preferred stock of EXVG issued for cash	-	-	180,000	1,800	350,000	350,000	-	-	178,200	-	530,000

Common stock of EXVG issued for cash	-	-	-	-	-	-	195,600,000	1,956	1,954,044	-	1,956,000

Preferred stock of EXVG converted to common stock of EXVG	-	-	-	-	(1,502,000)	(1,502,000)	150,200,000	1,502	1,500,498	-	-

Common stock of EXVG issued in exchange for services	-	-	-	-	-	-	86,622,337	866	71,134	-	72,000

Common stock of EXVG issued in connection with acquisition of Brands on Demand	-	-	-	-	-	-	40,000,000	400	69,600	-	70,000
											-
Reverse merger and recapitalization			-	-	-	-	(786,867,415)	(319,675)	(81,424)	129,736	(271,363)

Common stock of Next 1 issued in exchange for common stock of EXVG	-	-	-	-	-	-	13,000,000	130	-	-	130

Common stock and preferred stock of Next 1 issued in exchange for preferred stock of EXVG	504,763	5,048	(1,549,643)	(15,496)	-	-	5,000,000	50	10,398	-	-

Common stock of Next 1 issued for cash	-	-	-	-	-	-	66,667	1	199,999	-	200,000

Common stock of Next 1 issued in connection with acquisitions of Home Preview Channel and Loop Networks	-	-	-	-	-	-	6,022,999	60	6,143,399	-	6,143,459

Detachable warrants issued in connection with debt restructure	-	-	-	-	-	-	-	-	181,130	-	181,130

Fractional share adjustment	-	-	-	-	-	-	67,065	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,843,567)	(1,843,567)

Balances, February 28, 2009	504,763	$5,048	-	$-	-	$-	24,668,231	$247	$11,732,549	$(6,081,214)	$5,656,630

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cashflows
For the Years Ended February 28, 2009 and February 29, 2008

	2/28/2009	2/29/2008
Cash flow from operating activities:
Net loss	$(1,843,567)	$(3,487,342)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	100,616	405,321
Loss on impairment of asset	-	173,945
Loss on forgiveness of related party debt	-	1,020,976
Discount on note payable	(181,300)	-
Stock based compensation and extinguishment of debt	72,000	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(77,534)	154,681
(Increase) decrease in prepaid expenses and other current assets	(15,612)	118,055
Increase (decrease) in accounts payable and accrued expenses	128,702	(1,467,987)
Increase in other current liabilities	112,500	-
Net cash (used in) operating activities	(1,704,195)	(3,082,351)

Cash flows from investing activities:
Purchase of furniture, software and equipment	-	100,567
Technology development costs	(514,999)	-
Proceeds received from note receivable	-	20,000
Net cash provided by (used in) investing activities	(514,999)	120,567

Cash flows from financing activities:
Payments on notes payable	(83,204)	(849,876)
Net payments of related party loans	(117,318)	-
Payments of capital lease payable	(41,853)	-
Proceeds from the sale of common stock and preferred stock	2,686,000	2,611,958
Purchase of common stock of Maximus	(200,000)
Cash payment for acquistion of Brands on Demand	(70,000)
Issuance costs	-	1,165,696
Net cash provided by financing activities	2,173,625	2,927,778

Net increase (decrease) in cash	(45,568)	(34,006)

Cash at beginning of period	64,369	98,375

Cash at end of period	$18,801	$64,369

Supplemental disclosure:
Cash paid for interest	$19,091	$31,016

Non-cash investing and financing activities:
Security deposits, equipment and intellectual property acquired by common stock issuance in connection with acquisitions of Home Preview
Channel and Loop Networks	$7,251,967
Contingent liabilities assumed in connection with purchase of Maupintour LLC	$420,042

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc., a Nevada corporation (“Next 1” or the “Company”) formerly known as Maximus Exploration Corp. (“Maximus”),  is an interactive media company whose focus is in video and rich media advertising delivered over internet and television platforms. The Company was initially incorporated as Extraordinary Vacations Group, Inc. in the state of Delaware on June 24, 2002 and focused on the travel industry solely through the Internet.

The Company is changing its business model from a travel company that generates nearly all of its revenues from its travel divisions to a media company focusing on Interactive Media advertising platforms utilizing the Internet, Internet Radio and Cable Television. The Company launched an Internet radio station in August 2008 called Next Trip Radio.com, and in October 2008, the Company acquired two entities: Home Preview Channel (“HPC”) and Loop Networks, Inc. (“Loop”). The Company intends to begin broadcasting operations in during the fiscal year ended February 28, 2010.

On October 9, 2008, the Company acquired the majority of shares in Maximus Exploration Corporation, a reporting shell company, pursuant to a Share Exchange Agreement.

Principles of Consolidation
The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates
The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Fair value of financial instruments
The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid expenses accounts payable and accrued expenses and other current liabilities payable approximate their fair market value based on the short-term maturity of these instruments. The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At February 28, 2009 and February 29, 2008 the aggregate fair value of the Company’s notes payable and long-term debt approximated its carrying value.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company also performs ongoing credit evaluations of customers’ financial condition. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Machinery and equipment are depreciated over 3 to 10 years. Furniture and fixtures are depreciated over 7 years. Equipment leased under a capital lease is amortized over the term of that lease. The Company performs ongoing evaluations of the estimated useful lives of the property and equipment for depreciation purposes. The estimated useful lives are determined and continually evaluated based on the period over which services are expected to be rendered by the asset. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets
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

During the year ended February 29, 2008, the Company identified and recognized impaired losses of $261,000 on long-lived assets

Website Development Costs
The Company accounts for website development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2.  Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage are accounted for in accordance with Statement of Position (SOP) 98-1 which requires the capitalization of certain costs that meet specific criteria, and costs incurred in the day to day operation of the website are expensed as incurred.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management expects the website to be placed into service during the fiscal year ended February 28, 2010 at which time it will be subject to straight-line amortization over a five year period.

Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

Earnings Per Share
The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per share, which establishes standards for computing and presenting basic and diluted earnings per share.  Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period.  Diluted earnings per share is computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive.  For loss periods common share equivalents are excluded from the calculation, as their effect would be anti-dilutive.

Revenue Recognition
We recognize revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition." and related interpretations, revenue is recognized when the services have been rendered and collection is reasonably assured.

Travel: Gross travel tour revenues represent the total retail value of transactions booked for both agency and merchant transactions recorded at the time of booking, reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds.  We also generate revenue from paid cruise ship bookings in the form of commissions.  Commission revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Travel Magazine: Subscription revenue is unearned revenue and is recognized on a net proportionate basis over the life of the subscription.

Advertising: We recognize advertising revenues in the period in which the advertisement is displayed, provided that evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company considers an insertion order signed by the client or its agency to be evidence of an arrangement.

Cost of Revenues
Cost of revenues comprises the directly attributable costs of goods and services sold and delivered. These costs include such items as sales commission to business partners, hotel and airfare, cruises and membership fees. Future costs will also include network expenses, including fees we pay for co-location services, depreciation of network equipment, payments made to affiliate partners and salary expenses associated with network operations staff.

Sales and Marketing
Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses.  The goal of our advertising is to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness.

Advertising Expense
The Company follows the provisions of Statement of Position (SOP) 93-7, “Reporting on Advertising Costs,” in accounting for advertising costs.  Advertising costs are charged to expense as incurred and are included in sales and marketing expenses in the accompanying financial statements. Advertising expense for the years ended February 28, 2009 and February 29, 2008 was $42,335 and $172,014, respectively.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes
The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".  Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax basis of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Recent Accounting Pronouncements
In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008.  This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target.  Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies.  As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition and results of operations.

In December 2007, the FASB also issued FAS No. 160, “Accounting for Noncontrolling Interests”, which is effective for fiscal years beginning after December 15, 2008.  This statement clarifies the classification of noncontrolling interests in the consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and the holders of non-controlling interests.  The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In February 2007, the FASB issued FAS No. 159, “Fair Value Option” which provides companies an irrevocable option to report selected financial assets and liabilities at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for entities as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of this standard will have a significant impact on its financial condition, results or operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), which replaced SFAS No. 141. This pronouncement establishes requirements and principles for how the acquiring entity in a business combination recognizes and measures the identifiable assets acquired, the liabilities assumed, and any non-controlling interest on the financial statement; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The requirements are effective for the Company beginning in the first quarter of fiscal 2010. The adoption of SFAS No. 141R may have a material effect on our financial statements to the extent the Company pursues future business combinations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore necessitate inclusion in the computation of earnings per share under the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not impose fair value measurements on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurements. The Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only, effective March 30, 2008. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS No. 157-2), which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities. In October 2008, FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS No. 157-3) which is effective upon issuance, including prior periods for which financial statements have not been issued. This Staff Position offers clarifying guidance related to the application of SFAS No. 157, issued in September 2006, when the market for the financial asset is not active. This guidance includes clarification related to (1) how management should consider its internal cash flow and discount rate assumptions when measuring fair value when relevant observable data do not exist; (2) how observable market information in a market that is not active should be considered when measuring fair value; and (3) how to use market quotes when assessing the relevance of observable and unobservable data available to measure fair value. See Note 8 “Fair Value Measurements” for disclosure applicable to SFAS No. 157, FSP FAS No. 157-2, and FSP FAS No. 157-3.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,081,214 and a working capital deficit of $1,582,950 at February 28, 2009, net losses for the year ended February 28, 2009 of $1,843,567 and cash used in operations during the year ended February 28, 2009 of $1,704,195.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.

Management’s plans with regard to this going concern are as follows:  the Company will continue to raise funds through private placements with third parties by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect.   The  Company's limited  financial  resources  have  prevented  the  Company  from  aggressively advertising  its products and services to achieve  consumer  recognition.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate increased revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment consisted of the following at February 28/29:

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008

Leased equipment	$177,754	$177,754
Furniture and equipment	21,069	6,049
Software	92,557	1,044,444
	291,380	1,228,247
Less: Accumulated depreciation	(100,615)	(1,188,247)
Net property and equipment	$190,765	$176,911

Note 4 – Acquisitions and Intangible Assets

In August 2008, the Company paid $70,000 and issued approximately 667,000 shares of common stock to acquire controlling shares in Brands on Demand. The net assets acquired were valued at $140,000. No goodwill or intangible assets were recognized in connection with the transaction and the acquired entity was subsequently dissolved.

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement, dated July 15, 2008 with the stockholders of The Home Preview Channel, Inc. (“HPC”). Pursuant to the HPC Agreement, the Company issued 677,999 shares of its common stock in exchange for 100% of the issued and outstanding shares of HPC. The total value of the consideration given was approximately $692,000.

The Company acquired assets with a net realizable value of approximately $166,000 and assumed liabilities of approximately $491,000 resulting in intangible assets of approximately $1,350,000. This amount was recorded in intellectual property at February 28, 2009.

On October 30, 2008, the Registrant consummated the transactions contemplated by a Purchase Agreement with the members of Loop Networks LLC (“Loop”). Pursuant to the Loop Agreement, the Company issued 5,345,000 shares of its common stock in exchange for 100% of the issued and outstanding membership interests of Loop. The total value of the consideration given was approximately $5,450,000.

The Company acquired assets with a net realizable value of approximately $5,000 and assumed liabilities of approximately $300,000 resulting in intangible assets of approximately $5,650,000. This amount was recorded in intellectual property at February 28, 2009.

The Company had certain intangible assets which were considered impaired during the year ended February 29, 2008. As a result, the Company recognized a loss on impairment of $ 261,288.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Notes Payable

The Company has a note payable with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note was approximately $309,000 of which approximately $88,000 was current at February 28, 2009.

In February 2009, the Company restructured note agreements with three existing note-holders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and mature on May 31, 2010 at which time the total amount of principle and accrued interest is due. In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance is considered a discount and is included in other assets at February 28, 2009 and will be amortized monthly over the term of the note.

Note 6 – Capital Lease Payable

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011.

The following is a schedule by years of future minimum payments required under the lease together with their present value as of February 28, 2009.

Year Ending February 28:
2010	$60,945
2011	60,945
2012	20,513
Total minimum lease payments	142,203
Less amount representing interest	27,570
Present value of minimum lease payments	$114,633
Less: current portion	43,163
Present value of minimum lease payments	$71,470

Interest expense paid on the capital lease was $19,091 and $31,016 during the ended February 28, 2009 and February 29, 2008, respectively.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Related Party Transactions

The Company has a note payable with a director and officer for approximately $272,643.      The loan bears interest at 18 % per year and matures and has no stated maturity date. Interest expense on the loan was approximately $20,000 for the each of the years ended February 28, 2009 and February 29, 2008.

The Company also has loan payable to an existing shareholder for approximately $30,000. The loan has no stated interest rate and no stated maturity date.

As discussed further in Note 5, the Company leases equipment under a capital lease from an existing shareholder.

Note 8 – Stockholders’ Equity

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, a 90.7% stockholder of Maximus sold 5,000,000 shares of Maximus common stock, representing 100% of his shares, to EXVG for an aggregate purchase price of $200,000. EXVG then reissued the 5,000,000 Maximus common shares to the management of EXVG in exchange for the cancellation of their existing preferred and common stock of EXVG.

EXVG exchanged 100% of its shares in EVUSA (the “EVUSA Shares”) for 13 million shares of common stock of Maximus (the “Share Exchange”), resulting in EXVG becoming the majority shareholder of Maximus. EXVG then proceeded to distribute the 13 million shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”) and the management of EXVG, on a pro rata basis. As a result of these transactions, EVUSA became a wholly-owned subsidiary of Maximus.

On October 9, 2008, Maximus amended its Certificate of Incorporation to change its name to Next 1 Interactive, Inc. authorizing the issuance of up to 200,000,000 shares of common stock with a par value of $0.00001 per share and creating 100,000,000 shares of blank check preferred stock with a par value of $0.00001 per share. In addition the amendment authorizes the establishment of 3,000,000 Series A 10% cumulative convertible preferred stock out of the authorized blank check preferred stock. Series A preferred stockholders are entitled to 100 votes on stockholder matters for each share of preferred stock held.

Preferred Stock
During the year ended February 28, 2009, issued 180,000 shares of EXVG Series B Preferred Stock and 350,000 shares of EXVG Series C Preferred Stock in exchange for $530,000.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 14, 2008, the Company issued 504,763 shares of Series A preferred stock to a director and officer of the Company in connection with a share exchange for shares of Series C Preferred stock of EXVG.

Common Stock
In connection with the reverse merger with Maximus and recapitalization of the Company’s equity, the Company exchanged all of the outstanding shares of Extraordinary Vacations Group for Next One shares at a ratio of 60 to 1 to the existing EXVG shareholders resulting in 13,000,000 shares of Next 1 common stock issued. Also in connection with this transaction, certain officers and directors exchanged approximately 1.5 million shares of Series B preferred stock of EXVG for 5,000,000 shares of Next One common stock. All common stock transactions of EXVG common stock heretofore are disclosed in terms of pre-merger shares of EXVG common stock and post-merger shares of Next One common stock.

During the year ended February 28, 2009, the Company issued 195,600,000 shares of EXVG common stock (equivalent to approximately 3,260,000 shares of Next 1 common stock) in exchange for cash of $1,956,000. The Company also issued 180,000 shares of EXVG Series B Preferred Stock at and 350,000 shares of EXVG Series C Preferred Stock in exchange for $530,000.

During the year ended February 28, 2009, the company issued approximately 87,000,000 shares of EXVG common stock (equivalent to approximately 1,450,000 shares of Next 1 common stock) in exchange for services rendered and accrued interest value at approximately $72,000.

As discussed in Note 3, in August 2008, the Company issued 40,000,000 shares of EXVG common stock (equivalent to approximately 667,000 shares of Next 1 common stock) in connection with the acquisition of Brands on Demand, an internet marketing company. The fair value of the net assets received by the Company in the acquisition was determined to be $140,000. The Company also issued 10,000,000 shares of EXVG common stock (equivalent to approximately 167,000 shares of Next 1 common stock) to a major shareholder of Brands on Demand for consulting services associated with the acquisition.

In August 2008, the Company converted 1,502,000 shares of EXVG Series C preferred stock, representing the total number of outstanding Preferred Series C shares, into approximately 150,000,000 shares of EXVG common stock (equivalent to approximately 2.5 million shares of Next 1 common stock).

As discussed further in Note 3, in October 2008, the Company issued approximately 6,000,000 shares of Next 1common stock in connection with the acquisitions of Home Preview Channel and Loop Networks, LLC. The fair value of the Next 1 shares issued on the date of the closing of the acquisition was $1.02.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2008, the Company issued 66,667 shares of Next 1 common stock in exchange for $200,000.

As of February 28, 2009, there were approximately 94,000 shares of Next 1 common stock that had not been issued for which the Company received $112,500  prior to year end. This amount has been recorded as a liability and year end and is included in “other current liabilities” on the balance sheet.

Share Based Compensation.  Effective October 1, 2006, we adopted the provisions of SFAS No. 123(R) (as amended), “Share Based Payment,” using the modified prospective method, which results in the provisions of SFAS No. 123(R) being applied to the consolidated financial statements on a going forward basis.  SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Stock-based compensation awarded non-employees is accounted for under the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.

The fair value of equity instruments exchanged for services rendered was taken at the date of issuance.  Shares were unvested and issued upon the signing of the individual agreement and were therefore expensed in the period incurred.  During the fiscal year ending February 28, 2009, the Company issued approximately 87,000,000 shares for consulting and other services rendered totaling approximately $72,000.

Warrants
In connection with the restructure and reissuance of certain notes payable, the Company granted 150,000 warrants to purchase Next One common stock at an exercise price of $3.00 per share. The warrants expire on March 31, 2012.

The value of the warrants was calculated utilizing the Black-Sholes model and incorporate the following assumptions: stock price of $3.00 per share at date of grant; risk-free interest rate of 1.4%; volatility of 128%; expected term to exercise of 4 years. The total value of the warrants issued was recorded as a discount on the notes payable and is amortized over the life of the note (See Note 4).

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income taxes

As of February 28, 2009, the Company had approximately $12,500,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at February 28, 2009.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

Tax benefit computed at “expected” statutory rate	$719,000
State income taxes, net of benefit	-0-
Other permanent differences	-0-
Increase in valuation allowance	(719,000)
Net income tax benefit	$-

The Company’s deferred tax asset account consisted of the following at February 28, 2009:

Net operating loss carryforwards	$4,250,000
Valuation allowance	(4,250,000)
Net deferred tax asset	$-

Note 10 - Commitments and Contingencies

Office Leases
The Company occupies 4,740 square feet of office space at 2400 North Commerce Parkway, Weston, FL.  The Company is leasing the space under a five year lease agreement with a commencement date of January 1, 2006 and a termination date of December 31, 2010.  Under the terms of the lease agreement, the monthly lease payment is $7,700 with 3.5% annual increases in each subsequent year, resulting in monthly lease payments of $8,900 at the expiration of the lease.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by James Bradford Heureux while acting as an officer of the company.  Subsequent to his dismissal, the company entered into an early termination agreement with the Lessor in the amount of $30,000 secured by a promissory note payable over twelve months at $2,500 per month without interest.

Rent expense for the years ended February 28, 2009 and February 29, 2008 was $229,838 and $236,190.

Other Matters
In December 2005, the Company acquired Maupintour LLC On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007 the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities as a result of this matter and has recorded an accrual in other current liabilities at February 28, 2009.

Note 11 – Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products, services, and geographic areas.  Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company has two reportable operating segments: Media and Travel.  The accounting policies of each segment are the same as those described in the summary of significant accounting policies.  Each segment has its own product manager but the overall operations are managed and evaluated by the Company’s chief operating decision makers for the purpose of allocating the Company’s resources.  The Company also has a corporate headquarters function which does not meet the criteria of a reportable operating segment.  Interest expense and corporate expenses are not allocated to the operating segments.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about reportable segments for the years ended February 28, 2009 and February 29, 2008:

	2/28/2009	2/29/2008
Revenues
Media	$613,017	$-
Travel	2,142,591	4,148,172
Consolidated revenues	$2,755,608	$4,148,172

The table below reconciles the measurement of segment expenses shown in the previous table to the Company’s consolidated loss before taxes:

	2/28/2009	2/29/2008
Operating Expense
Media	$1,873,186	$-
Travel	650,920	2,238,694
Segment Expense	$2,524,106	$2,238,694
Corporate	459,698	4,105,973
Consolidated Operating Expense	$2,983,804	$1,805,235

Depreciation and amortization
Media	$100,616	$-
Travel	-	405,321
Segment Total	$100,616	$405,321
Corporate	-	-
Consolidated depreciation	$100,616	$405,321

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below shows information regarding segment assets:

	2/28/2009	2/29/2008
Segment Assets
Media	$7,683,525	$-
Travel	363,389	47,309
Segment Total	$8,046,914	$47,309
Corporate	181,378	362,220
Total assets	$8,228,292	$409,529

The Company did not generate any revenues outside the United States for the years ended February 28, 2009 and February 29, 2009, and the Company did not have any assets located outside the United States.

Note 12 – Subsequent Events

Legal Matters.

On May 11, 2009 a complaint was filed in the Circuit Court of Broward County, Florida against Maupintour Extraordinary Vacations, Inc. by American Express Travel Related Services Company, Inc. in the amount of approximately $164,000 for amounts related to the operations of Maupintour LLC. The Company denies and wrongdoing and is aggressively defending this action.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective as of the consummation of the reverse merger with Maximus Exploration Corporation on October 9, 2008, the Company dismissed Malone & Bailey, P.C., an independent registered public auditors (“Malone”), as its accountants. Malone had previously been engaged as the accountants to audit Maximus’ financial statements and review the Company’s unaudited financial statements. The reason for the dismissal of Malone is that, upon the consummation of the Acquisition on October 9, 2008, (i) the former stockholders of EXVG owned a majority of the outstanding shares of Maximus’ common stock and (ii) Maximus’ primary business unit became the business previously conducted by EVUSA. The Board of Directors of Maximus deemed it practical that EVUSA’s registered independent public auditors be engaged, going forward.

None of Malone’s audit reports on Maximus’ financial statements for each of the past two fiscal years ended February 29, 2008 and February 27, 2007 contained an adverse opinion or disclaimer of opinion nor were they qualified or modified as to audit scope or accounting principles. However, Malone’s audit reports on Maximus’ financial statements for the past two fiscal years included Malone’s uncertainty as to the Company’s ability to continue as a going concern.

In each of the reports, Malone stated that its “going concern” opinion was made in light of the fact that the Company was a “blank check” company with no operations and had not made any efforts to identify a possible business combination at the time of the Company’s respective financial statements. The decision to change the Company’s registered independent public auditors was approved by the Company’s board of directors on October 9, 2008.

From February 22, 2007 through October 9, 2008, there were no disagreements between Maximus and Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Malone, would have caused it to make reference to the matter in connection with the firm’s reports.

On October 9, 2008, the Company engaged Kramer, Weisman & Associates, LLP (“Kramer”) as its new registered independent public auditors. The appointment of Kramer was approved by our board of directors on October 9, 2008. During our most recent fiscal year ended February 29, 2008 and the subsequent interim periods through August 31, 2008, the Company did not consult Kramer regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K.

Prior to engaging Kramer, the Company had not consulted Kramer regarding the application of accounting principles to any specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Registrant’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2009 and that a material weakness in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents a material weakness as of February 28, 2009:

Lack of an independent audit committee or audit committee financial expert.  Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

Our management determined that this deficiency constituted a material weakness.

Due to liquidity issues, we are not able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert.  Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Management’s Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. The Registrant’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Registrant’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Registrant’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Registrant’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of February 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that, as of February 28, 2009, our internal control over financial reporting is ineffective based on these criteria.

Changes in Internal Controls over Financial Reporting

During the fourth quarter ended February 28, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director with Next 1. The terms of all of the directors, as identified below, will run until their successors are elected and qualified.

Person and Position:	Age:	Director Since:
James Whyte — Chairman of the Board	62	2008

William Kerby — Chief Executive Officer and Vice Chairman (Principal Executive Officer)	51	2008

Teresa McWilliams — Chief Financial Officer (Principal Financial/Accounting Officer)	53	--

Anthony Byron — Chief Operating Officer and and Director	55	2008

Management and Director Biographies:

  James Whyte - Chairman:

•
1977- 2008 Entrepreneur in Travel Industry owned and operated over 12 companies as Canadian Marketing Consultants, offices located in Vancouver, Honolulu, and Sydney; including 20 retail Travel Agencies and 1,056 boat slip Marina.

James Whyte has 38 years experience in the Travel and Real Estate Industries as senior management, entrepreneur and owner of several Travel and Real Estate related companies. Jim’s experience includes owner of 20 Travel Agents and wholesale travel companies, travel magazines, owner of a Hotels in Australia and San Francisco, printing, marketing, marina's, as well as several real estate developments and ventures worldwide. Jim has lived in Australia, Canada and the USA. His diverse career included supervision of 20- 250 employees at a time.

In the past 5 years he has been President of three companies (continuously during the full 5 years): Globespan (travel) had 25 employees, Moberly Investments (property management) was staffed with 12 employees and Lowtian (property development) employed 15.

Over the years, Jim was involved in several travel trade associations ACTA, ASTA, SKAL, HVB, ATO, Tourism Canada, etc. He has attended countless travel trade events: ATE (15 times), PowWow (20 times), Rendezvous and WTM (10).

Jim was a member of many government committees, focus groups etc. including: the White House Commission on Tourism & Travel, the Hawaii Visitor Bureau, and Australia Tourism etc.

William Kerby – Chief Executive Officer and Vice Chairman:

•	June 2004 – October 2008 Chief Executive Officer of Extraordinary Vacations Group, Inc.
•	October 2008 to Present: Chief Executive Officer and Vice Chairman of Next 1 Interactive, Inc.

From 2004 to Present, Mr. Kerby has been the Chairman and CEO of Extraordinary Vacations Group and has overseen the development and operations of both the Travel and Media divisions of the company. Travel operations include Cruise & Vacation Shoppes - consortia of nearly 200 cruise agencies, Attaché - a Concierge Services agency, Maupintour Extraordinary Vacations - a tour operation (discontinued in early 2008), the Travel Magazine - a TV series of 160 travel show and Brands on Demand - a digital media and marketing company.

2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. He was given the mandate to expand the operations focusing on a marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group.

1999 to 2002– Founder of Travelbyus a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the  Travelbyus  model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million.

Teresa McWilliams -Chief Financial Officer:

•	November 17, 2008 – Present: Next 1 Interactive CFO
•	September 1, 2007 – Present: American Scientific Resources, Inc., Acting CFO
•	June 16, 2006 – August 31, 2007: Steven Douglas Associates, Accounting and Finance consultant for various public companies (clients)

•	February 1, 2006 – June 15, 2006: Tube Media Corp, Interim Controller/Director of Financial Reporting
•
June 1, 2004 – January 31, 2006:
Aventura Hospital and Medical Center, Finance Consultant in charge of Sarbanes Oxley implementation and compliance, $134M capital project, and Financial Reporting
Westside Regional Hospital, Finance Consultant in charge of Sarbanes Oxley compliance
Radiology Corporation of America, Finance Consultant

•	September 1, 2002 – May 31, 2004: Seigel Corporation, Interim CFO/Controller

Ms. McWilliams has diverse industry experience in Healthcare and Biotech, Media and Entertainment, Securities Broker/Dealers, and Public Accounting.

Anthony Michael Byron- Chief Operating Officer and Director

•	August 2008 to Present: Next 1 Interactive, Inc. Chief Operating Officer and Director
•	1986 - 2008 Owner Operator of Meridican Incentive Consultants d/b/a Meridican Travel Inc. as President and CEO

Anthony Michael Byron, a 33 year industry veteran and a respected leader in the motivational incentive travel and event marketing industry. He graduated from York University in Toronto with an Honours Bachelor of Arts Degree.

Mr. Byron has owned and operated various different Travel and Incentive companies, including wholesale tour operations, retail travel, Incentive travel and Event management. Prior leadership roles in the travel field includes; President of Hemisphere Tours Ltd. (an international tour wholesale package tour operator, employing 7 employees and generating revenues of $5 million), President of Travelsphere Inc./Select Travel Inc. (a retail and Incentive tour company with 55 employees generating over $8 million revenue), and President of The Travel Producers Inc. (a corporate Incentive travel firm which was merged with Meridican in 1986).

He remains active as the President and CEO of Meridican Incentive Consultants, with annual sales of $10 million with 14 full time and over 20 part-time and contract employees. Mr. Byron relocated to Weston Florida on August 1, 1008 and is the Chief Operations Officer for Next 1 Interactive, Inc.

Family Relationships amongst Directors and Officers:

None of the Officers or Directors is related by blood or marriage.

Involvement in Certain Legal Proceedings

None of the executive officers of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Information Concerning Non-Director Executive Officers

We currently have one executive officer serving who is a non-director. Teresa McWilliams our Chief Financial Officer is not a member of our Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Registrant’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Registrant’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

Our Executive Officers and Directors have not filed Forms 3, 4 and 5 to date.  They intend to file them in the near future.

Item 11.  Executive Compensation.

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal years ended February 28, 2009 and February 29, 2008

Name and principal position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Whyte Chairman of the Board	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

William Kerby CEO and Vice Chair (1)	2009 2008	300,000 300,000			0	0	0	14,400 14,400	314,400 314,400

David Fisher Former CFO(2)	2009	0	0	0	0	0	0	0	0
	2008	44,000	0	52,250	0	0	0	0	96,250

Bradford Heureux Former CMO (3)and Director (3)	2009	0	0	0	0	0	0	0	0
	2008	150,000	0	100,000	0	0	0	0	250,000

Anthony Byron COO and Director (4)	2009	240,000							240,000
	2008	150,000	100,000	90,000	0	0	0	0	340,000

Teresa McWilliams CFO (5)	2009	140,000							140,000
	2008	12,500	0	0	0	0	0	0	12,500

(1)	In 2008, Bill Kerby receives a base salary of $300,000 of which $160,000 is deferred. He also receives an auto allowance in the amount of $1,200 per month, as additional compensation

(2)
David Fisher served as the Company’s Chief Financial Officer from June 3, 2008 to November 16, 2008. He received a base salary of $210,000 of which a portion was paid in stock. He received 5,225,000 EXVG shares valued at $52,250.

(3)
Brad Heureux  was eligible to receive 10,000,000 EXVG shares if he reached certain revenue targets as a performance bonus valued at $100,000. In connection with EVUSA’s purchase of Brands on Demand pursuant to a stock purchase agreement, dated April 11, 2008, we entered into an employment agreement with Mr. Heureux under which he served as the Chief Marking Officer of the Company and as a Director of the Board of Directors. On January 15, 2009, the employment agreement was terminated with cause. Mr. Heureux is no longer employed by the Company nor is he a director of the Company’s Board of Directors. -

(4)
Anthony Byron receives a base salary of  $240,000 per year of which $90,000 is deferred for which he received 4.8 million shares of EXVG common stock., In 2008 he received a sign on bonus of $100,000 paid by the issuance of 10,000,000 shares of EXVG common stock.

(5)
Teresa McWilliams replaced David Fisher as the Company’s Chief Financial Officer on November 17, 2008 at a base salary of $140,000,000 per year of which $40,000 is deferred.  She did not receive any other compensation.

Outstanding Equity Awards at Fiscal Year-End

Except for stock awards issued to David Fisher, James Heureux and Anthony Byron as a part of their employment contracts, we do not have a current equity award plan nor have we granted any equity awards.

Employment Agreements

We have the following employment contracts with the named executive officers:

William Kerby has an employment agreement, dated October 15, 2006, with the Company. Pursuant to this employment agreement, Mr. Kerby is employed as the Company’s Chief Executive Officer at an annual base salary of $300,000 in cash and Company common stock.  He may also, as determined by the Board of Directors, receive a year-end performance bonus. The initial term of the agreement commenced June 1, 2002 and terminated June 1, 2008, with an automatic renewal for a period of four years. Upon termination of the second term, the Agreement shall be automatically renewed for successive periods of four years each subject to the same terms and conditions, unless modified or terminated by one or both parties in accordance with the Agreement.

Teresa McWilliams has an employment agreement, dated November 17, 2008, with the Company. Pursuant to this employment agreement, Mrs. Teresa McWilliams is employed as the Company’s Chief Financial Officer at an annual base salary of $100,000 in cash and a bonus to be determined by the Board. Also, the Company is obligated to conduct a review after 90 days and has the option to increase Ms. McWilliams’ salary up to $140,000 a year. Teresa’s initial term as CFO commenced on November 17, 2008 and terminates November 17, 2010. Upon the termination of the initial term, the Agreement shall be automatically renewed for successive periods of one year each subject to the same terms and conditions, unless modified or terminated by one or both parties in accordance with the Agreement.

Anthony Byron has a consulting agreement, dated August 15, 2008, with the Company. Pursuant to this agreement, Mr. Byron is employed as the Company’s Chief Operating Officer at an annual base salary of $240,000 in cash ($20,000 per month), $12,500 of which shall payable in cash the remaining in stock at $0.01 per share, upon the shorter of (i) 180 days after the date of employment, (ii) the Company obtaining profitability for a 60 day period at any time during the first 180 days of employment, or (iii) the Company obtaining an underwritten financing of $1,000,000.  Mr. Byron  may also receive a year-end performance bonus to be determined by the Board.  Mr. Byron’s initial term as COO commenced on August 4, 2008 and terminates August 4, 2012. Upon the termination of the initial term, the Agreement shall be automatically renewed for successive periods of one year each subject to the same terms and conditions, unless modified or terminated by one or both parties in accordance with the Agreement.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Annual Report. We conduct our business through agreements with consultants and arms-length third parties.

The Company currently has 19 full-time employees.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Code of Business Conduct and Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Preferred Stock as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)

Common Stock	James Whyte	1,674,000		6.8%
Series A Preferred Stock	Chairman of the Board	0		—

Common Stock	William Kerby	2,610,951		10.6%
Preferred Stock	CEO & Vice Chairman	504,762	(3)	100%

Common Stock	Teresa McWilliams	0		—
Series A Preferred Stock	Chief Financial Officer	0		—

Common Stock	Anthony Byron	708,289	(2)	2.9%
Series A Preferred Stock	Chief Operating Officer and Director	0		—

Common Stock	All Officers and Directors as a group	4,993,240		20.2%
Series A Preferred Stock	(4 persons)	504,762	(3)	100%

(1)
The percentage of common stock held by each listed person is based on 24,678,167 shares of common stock issued and outstanding as of the date of this Annual Report. The percentage of Series A Preferred Stock held by each person is based on 504,762 shares of Series A Preferred Stock issued and outstanding as of this date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	Anthony Byron holds 700,617 shares individually, and his spouse Liana Byron owns 10,517. Due to this relationship, Anthony Byron beneficially owns 711,134 shares of common stock of the Company.
(3)	Having the voting equivalency of 100 votes per share (50,476,200 votes).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18.6% per year. The lease expires on June 30, 2011. Interest expense paid on the capital lease was $19,091 and $31,116 during the ended February 28, 2009 and February 29, 2008, respectively.

The Company has a note payable with a director and officer for approximately $272,643.  The loan bears interest at 18 % per year and matures and has no stated maturity date. Interest expense on the loan was approximately $20,000 for the each of the years ended February 28, 2009 and February 29, 2008.

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18.6% per year. The lease expires on June 30, 2011. Interest expense paid on the capital lease was $19,091 and $31,116 during the ended February 28, 2009 and February 29, 2008, respectively.

Series A Preferred Stock

On October 14, 2008, we filed a Certificate of Designations with the Secretary of State of the State of Nevada therein establishing out of the our “blank check” Preferred Stock, a series designated as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock is entitled to vote on all matters submitted to a vote of our shareholders of and is entitled to one hundred (100) votes for each share of Series A Preferred Stock. On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer. Mr. Kerby also owns 2,610,951 shares of common stock, with together with his Series A Preferred Stock, gives him the right to a vote equivalent to 53,087,251 shares of common stock, representing 70.7% of the total votes.
Director Independence

None of our directors are deemed to be independent.

Item 14.  Principal Accountant Fees and Services.

Effective as of the consummation of the reverse merger with Maximus Exploration Corporation on October 9, 2008, the Company dismissed Malone & Bailey, P.C., an independent registered public auditors (“Malone”), as its accountants.  Upon the consummation of our merger with Maximus Exploration Corporation on October 9, 2008, we engaged Kramer, Weisman & Associates, LLP as our new registered independent public auditors.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$25,000
2008	12,500

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0
2008

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0
2008

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0
2008

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Maximus (1)

3.1.1	Amended Articles of Incorporation of Maximus (1)

3.1.2	Amendment to the Articles of Incorporation of Maximus (4)

3.2.1	Bylaws of Next 1 Interactive, Inc. (1)

3.2.2	Bylaws of Extraordinary Vacations USA, Inc. (4)

4.1	Form of Common Stock Certificate (4)

4.2	Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (4)

10.1	Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (2)

10.2	Employment Agreement between the Company and William Kerby (4)

10.3	Employment Agreement between the Company and Teresa McWilliams (4)

10.4	Consulting Agreement between the Company and Anthony Byron (4)

14.1	Code of Ethics (4)

14.2	Code of Business Conduct (4)

16.1	Letter, dated October 10, 2008, by Malone & Bailey, P.C., registered independent public auditors (3)

31.1
Certification of the Registrant’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009

31.2
Certification of the Registrant’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2009

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630) filed on August 14, 2006.

(2) Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No. 333-154177) filed on October 10, 2008.

(3) Incorporated by reference from the Company’s Registration Statement on Form 8-K filed on October 10, 2008.

(4) Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2009		NEXT 1 INTERACTIVE, INC.

	By:	/s/ WILLIAM KERBY
William Kerby Chief Executive Officer and Vice Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ WILLIAM KERBY	Chief Executive Officer and Vice Chairman	June 16, 2009
William Kerby	(Principal Executive Officer)

/s/ TERESA MCWILLIAMS	Chief Financial Officer	June 16, 2009
Teresa McWilliams	(Principal Financial and Accounting Officer)

/s/ JAMES WHYTE	Chairman of the Board	June 16, 2009
James Whyte

/s/ ANTHONY BYRON	Chief Operating Officer and Director	June 16, 2009
Anthony Byron