Form 10-K/A
period 2009-02-28
Next 1 Interactive, Inc.
filed 2009-06-24
CIK 1372183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

Yes ☐ No ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of June 24, 2009, there were 25,387,978 shares of Common Stock, $0.00001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended February 28, 2009 to correct an error on the facing page of the originally filed Form 10-K filed with the Commission on June 16, 2009.  On the facing page of the originally filed Form 10-K, the Registrant had inadvertently indicated that it is a “shell company” as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  The Registrant is filing this Amendment No. 1 to indicate on the facing page that it is not a shell company.

All of the other information contained in the originally filed Form 10-K are incorporated by reference herein.

The Registrant is also filing Exhibits 31 and 32 as required under the Sarbanes-Oxley Act of 2002.

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

Date: June 24, 2009		NEXT 1 INTERACTIVE, INC.

	By:	/s/ WILLIAM KERBY
William Kerby Chief Executive Officer and Vice Chairman (Principal Executive Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ WILLIAM KERBY	Chief Executive Officer and Vice Chairman	June 24, 2009
William Kerby	(Principal Executive Officer)

/s/ TERESA MCWILLIAMS	Chief Financial Officer	June 24, 2009
Teresa McWilliams	(Principal Financial and Accounting Officer)

/s/ JAMES WHYTE	Chairman of the Board	June 24, 2009
James Whyte

/s/ ANTHONY BYRON	Chief Operating Officer and Director	June 24, 2009
Anthony Byron