Form 10-Q
period 2009-05-31
Next 1 Interactive, Inc.
filed 2009-07-20
CIK 1372183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 000-52669

NEXT 1 INTERACTIVE, INC.
(Exact name of Registrant in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2400 N Commerce Parkway, Suite 105
Weston, FL. 33326
(954) 888-9779
 (Address of principal executive offices)

Registrant’s telephone number:   (954) 888-9779

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
Joseph M. Lucosky, Esq.
Anslow & Jaclin, LLP
195 Route 9 South, Suite 204
Manalapan, New Jersey 07726
Tel.: (732) 409-1212
Fax.: (732) 577-1188

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

As of July 20, 2009, there were 27,264,727 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31, 2009	February 28, 2009

Assets
Current Assets
Cash	$13,376	$18,801
Accounts receivable, net of allowance for doubtful accounts	105,468	125,783
Prepaid expenses and other current assets	8,470	15,612
Security deposits	102,317	128,239
Total current assets	229,631	288,435

Property and equipment, net	172,128	190,765
Other assets	144,904	181,130
Develoment costs	514,998	514,998
Intellectual property	7,052,964	7,052,964
Total assets	$8,114,625	$8,228,292

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank overdrafts	$56,391	$-
Accounts payable and accrued expenses	1,018,176	968,452
Other current liabilities	630,649	550,291
Related party notes payable	191,107	221,513
Capital lease payable - current portion	43,163	43,163
Notes payable - current portion	130,000	87,966
Total current liabilities	2,069,486	1,871,385

Capital lease payable - long-term portion	61,424	71,470
Notes payable - long-term portion	616,773	628,807

Total liabilities	2,747,683	2,571,662

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 504,379 and 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	5,048	5,048
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 25,502,167 and 24,611,500 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	257	247
Additional paid-in-capital	12,427,883	11,732,549
Accumulated deficit	(7,066,246)	(6,081,214)
Total stockholders' equity (deficit)	5,366,942	5,656,630

Total liabilities and stockholders' equity (deficit)	$8,114,625	$8,228,292

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	May 31
	2009	2008

Revenues
Travel and commission revenues	$165,104	$780,442
Advertising revenues	26,311	-
Total revenues	191,415	780,442

Cost of revenues	112,388	576,574

Gross profit	79,027	203,868

Operating expenses
Salaries & benefits	366,870	400,662
Selling and promotions expense	24,025	24,025
General & administrative	600,310	325,847
Total operating expenses	991,205	750,534

Operating income (loss)	(912,178)	(546,666)

Other income/(expense)
Interest expense	(62,728)	(22,989)
Loss on forgiveness of debt	(10,213)	-
Other expenses	88	(6,841)
Total other income (expense)	(72,853)	(29,830)

Net loss	$(985,031)	$(576,496)

Weighted average number of shares outstanding	25,109,083	464,967,638

Basic and diluted net loss per share	$(0.04)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	May 31
	2009	2008
Cash flow from operating activities:
Net loss	$(985,031)	$(576,496)
Adjustments to reconcile net loss to net cash from
operating activities:
Loss on forgiveness of debt	10,213	-
Depreciation and amortization	18,636	-
Amortization of discount on notes payable	36,226	-
Stock based compensation and extinguishment of debt	281,195	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	20,315	(143,062)
(Increase) decrease in prepaid expenses and other current assets	7,142	(11,907)
Increase (decrease) in accounts payable and accrued expenses	39,510	(119,970)
Increase in other current liabilities	80,358	-
Net cash (used in) operating activities	(491,436)	(851,435)

Cash flows from investing activities:
Purchase of furniture, software and equipment	-	132,808
Technology development costs	-	(136,328)
Increase in decurity seposits	25,922	(23,189)
Proceeds received from note receivable	-	(20,000)
Net cash provided by (used in) investing activities	25,922	(46,709)

Cash flows from financing activities:
Bank overdraft	56,391	(22,360)
Net payments of related party loans	(30,407)	(9,760)
Proceeds from note payable	30,000	-
Payments of capital lease payable	(10,046)	(19,789)
Proceeds from the sale of common stock and preferred stock	414,150	1,142,149
Net cash provided by financing activities	460,088	1,090,240

Net increase (decrease) in cash	(5,425)	192,097

Cash at beginning of period	18,801	64,369

Cash at end of period	$13,376	$256,465

Supplemental disclosure:
Cash paid for interest	$6,878	$5,181

The accompanying notes are an integral part of these consolidated financial statements.

NEXT 1 INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

EARNINGS (LOSS) PER SHARE
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

ACCOUNTING FOR STOCK-BASED COMPENSATION
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

Stock-based compensation awarded to non-employees is accounted for under the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” and Staff Accounting Bulletin No. 107.

RECLASSIFICATION
Certain reclassifications have been made to the prior year financial statements in order for them to be in conformity with the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENT
The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $7,066,246 and $6,081,214 and a working capital deficit of $1,839,855 and $1,582,950 at May 31, 2009 and February 28, 2009, respectively, net losses for the quarters ended May 31, 2009 and May 31, 2008 of $985,031 and $576,496, respectively and cash used in operations during the three months ended May 31, 2009 and May 31, 2008 of $491,436 and $851,435, respectively.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.  The Company has continued to raise funds through private placements with third party.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The  Company's limited  financial  resources  have  prevented  the  Company  from  aggressively advertising  its products and services to achieve  consumer  recognition.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate increased revenues.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at May 31, 2009:

Leased equipment	$177,754
Furniture and equipment	21,069
Software	92,557
291,380
Less: Accumulated depreciation	(119,252)
Net property and equipment	$172,128

Depreciation expense for the quarters ended May 31, 2009 and 2008 was $18,636 and 0, respectively

NOTE 5 – NOTES PAYABLE

The Company has a note payable with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note was approximately $309,000 of which approximately $100,000 was current at May 31, 2009.

In February 2009, the Company restructured note agreements with three existing note-holders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and mature on May 31, 2010 at which time the total amount of principle and accrued interest is due. In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance is considered a discount and is included in other assets at May 31, 2009 and is amortized monthly over the term of the note. Approximately $36,000 was amortized as interest expense for the quarter ended May 31, 2009.

The Company executed a non-interest bearing promissory note with one of its landlords dated April 28, 2009 in the amount of $30,000. The note was originated in exchange for early termination of a lease agreement for office space located in West Chester, Pennsylvania. The terms of the note call for a $2,500 payment upon execution of the note and 11 monthly $2,500 payments beginning June 1, 2009. The Company recognized a loss of approximately $10,000 on the forgiveness of the lease commitment.

Interest expense on the notes payable was $20,345 and $22,989 for the quarters ended May 31, 2009 and 2008 respectively.

NOTE 6 – CAPITAL LEASE PAYABLE

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011.

Interest expense on the lease was $6,878 and $5,181 for the quarters ended May 31, 2009 and 2008, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has two note payable with directors and officers for approximately $144,600.   The notes bear interest at 18 % and 4% per year and have no stated maturity date. Interest expense on the loan was approximately $7,150 for each of the quarters ended May 31, 2009 and 2008.

The Company also has a loan payable to an existing shareholder for approximately $30,000. The loan has no stated interest rate and no stated maturity date.

As discussed further in Note 5, the Company leases equipment under a capital lease from an existing shareholder.

NOTE 8 – EQUITY

During the quarter ended May 31, 2009, the Company issued 908,000 shares of common stock for cash proceeds of $434,950

The Company also issued 133,450 shares of common stock for services valued at approximately $281,000 during the quarter.

In May 2009, the Company cancelled approximately 207,085 shares of common stock that had been previously issued to a former employee of the Company.

NOTE 9 – SEGMENT REPORTING

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

The table below presents information about reportable segments for the three month period ended May 31, 2009 and May 31, 2008:

	5/31/2009	5/31/2008

Revenues
Media	$26,311	$-
Travel	165,104	780,442
Consolidated revenues	$191,415	$780,442

The table below reconciles the measurement of segment expenses shown in the previous table to the Company’s consolidated loss before taxes:

	5/31/2009	5/31/2008

Operating Expense
Media	$412,322	$-
Travel	217,020	951,841
Segment Expense	629,342	951,841
Corporate	361,863	375,267
Consolidated operating expense	$991,205	$1,327,108

Depreciation and Amortization
Media	$8,766	$-
Travel	9,870	-
Segment Total	18,636	-
Corporate	-
Consolidated depreciation and amortization	$18,636	$-

The Company did not generate any revenues outside the United States for quarters ended May 31, 2009 and 2008, and the Company did not have any assets located outside the United States.

NOTE 10 – SUBSEQUENT EVENTS

In June 2009, the Company completed the acquisition of certain rights, trademarks and other intangible property of Resort and Residence TV from its parent company, Televisual Media Works LLC (“Seller”). In exchange for these assets the Company paid $175,000. In addition, the Company is required to pay the Seller $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture to the Seller payable on June 9th 2012. The debenture bears interest at 5% annually payable in full upon maturity. The debenture also entitles the holder to receive 20% of all profits earned from the specified purchased assets through maturity, with such proceeds going towards the retirement of the debt. In connection with the agreement, the seller also receives $3,500,000 of Series B Preferred Stock of the Company. The Preferred Series B shares mature June 9, 2019. The seller has the right to convert the Preferred Series B shares into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Series B. The Company has the right to redeem or force conversion of the shares after the first year of operation of the network.

In June 2009, the Company received notice from a vendor that it would accept certain payment terms to settle a past balance due. In response to the settlement the Company paid the vendor $185,000 and will pay 10 monthly installments of $18,500.

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

Next 1 plans to launch a TV Network known as Resort & Residence (R&R) during the second half of this year.  The R&R Network will deploy both Interactive and Video on Demand capabilities and will allow Next 1 access to roughly 25 million households in the United States. The R&R TV Network will be supported by Next Ones digital media assets and expertise in the Travel and Real Estate arenas. During the first quarter of the year management has focused its efforts on the realignment of the company’s existing assets in both the travel and real estate arenas so they might compliment the planned introduction of the R&R National television network.

In order to accomplish this goal the company has and will continue to incur a number of expenditures throughout the balance of the year. New expenditures have included the purchase of the Resort and Residence Network, upgrades to existing technology solutions, outsourcing of interactive technology solutions,  elimination of certain staff and the hiring of key consultants and/or full time management with significant expertise in the set up and operations of an Interactive Network such as Resort and Residence.  Additionally management has looked to use its limited financial resources to either reconfigure existing operations so they will integrate with R&R or alternatively discontinue operations of certain non performing assets. Key examples of this include the closure of the Brands on Demand offices in Philadelphia with all web sales and travel solutions being realigned to be integrated into the R&R interactive sales programs. Additionally the company ceased real estate listings operations of the Home Preview Channel in Houston and Detroit pending the launch of the R&R Network and its new format.

In managements view these expenditures are a key investment to allow the company to secure a foothold in the new interactive platforms for TV. The acquisition of the R&R Network as well as the elimination or realignment of non conforming operations has resulted in both a significant drop in revenue from traditional operations while at the same time showing a marked increase in operational costs. These steps are deemed to be essential by management as they should reposition the company’s travel and real estate programs to capture potentially very significant new revenue once the R&R Network is launched.

The Company’s targeted focus of its TV Network in the Travel and Real Estate industries combined with its On-Demand and Interactive services for both television and the Internet puts the Company in position to address advertisers’ evolving need to focus on exploiting video opportunities on multiple platforms with the convergence of internet, television and mobile.  The Company has developed and assembled key assets that allow it to provide media and technology solutions for consumers in the Home and Travel arenas across multiple media platforms. These two verticals (Home and Travel) hold significant appeal to advertisers as they continuously remain in the top five advertising spend categories in the North American market. Management believes the steps it is taking now will create a ‘clear differentiation’ in the cable TV space and provides the company’s shareholders and its clients with a unique and cutting edge solution to both traditional and non linear platforms to advertise their products.

Results of Operations

At May 31, 2009, our cash on hand was $13,376, compared to $18,801 at February 28, 2009. This decrease was primarily attributable to revenue reductions and cash requirements to fund on-going operations.

At May 31, 2009, our accounts receivable were $105,469, compared to $125,783 at February 28, 2009. This decrease was due to timing of interactive media sales to travel suppliers.

At May 31, 2009, our total assets were $8,114,625, compared to $8,228,292 at February 28, 2009. This decrease was  due to small reductions in all asset classes.

At May 31, 2009, our total current liabilities were $2,069,486, compared to $1,871,385 at February 28, 2009. This increase was due primarily to an increase in the current portion of notes payable.

Three Months Ended May 31, 2009 Compared to Three Months Ended May 31, 2008

Revenues. Our total revenues were $191,415 for the three months ended May 31, 2009, compared to $780,442 for the three months ended May 31, 2008. The decrease from 2008 to 2009 was primarily due to the declining economy, resulting in a general decline in the travel and leisure industry.

Net Loss. We had a net loss of $985,031 for the three months ended May 31, 2009 compared to a net loss of $576,496 for the three months ended May 31, 2008. The loss increase from 2008 to 2009 was primarily due to the reduction in revenues while positioning the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees. Our total operating expenses increased from $750,534 for the three months ended May 31, 2008 to $991,205 for the three months ended May 31, 2009. The increase from 2008 to 2009 was primarily due to the cost required to position the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Liquidity and Capital Resources

At May 31, 2009, we had total current assets of $229,631, consisting primarily of accounts receivable and security deposits. Current liabilities of $2,069,486 consisting primarily of accounts payable and accrued expenses. The Company has accumulated a net loss from inception through May 31, 2009 of $7,066,246. Stockholders’ equity as of May 31, 2008 was $5,366,942. The Company has recorded gross revenues of $191,415 for the three months ended May 31, 2009.

While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations and the Company cannot currently fund its operations for the next 12 months. To date, we have funded our operations primarily from private equity financings. Until the Company becomes profitable, if ever, management will attempt to raise additional funds by way of one or more public or private equity or debt offerings. Several funding sources have been identified and discussions are underway. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. The availability of funds depends in large measure on capital markets and over which we exert no control and liquidity factors. We can provide no assurance that sufficient financing will be available on desirable terms to fund investments, acquisitions, stock repurchases or extraordinary actions.  General weakening in the credit markets could increase our cost of capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at May 31, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4.  Controls and Procedures.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of as of May 31, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended May 31, 2009, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

In addition to the risk factors enumerated in our Form 10-K filed on June 16, 2009, we are subject to various additional risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

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

We operate in an increasingly competitive global environment which may affect our competitive advantage.

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

Evolving industry standards and rapid technological changes may render our technology obsolete.

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

Integration of certain acquisitions could result in operating and financial difficulties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended May 31, 2009.

Item 3.   Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended May 31, 2009.

 Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended May 31, 2009.

Item 5.  Other Information.

Subsequent Event:

In June 2009, the Company completed the acquisition of certain rights, trademarks and other intangible property of Resort and Residence TV from its parent company, Televisual Media Works LLC (“Seller”). In exchange for these assets the Company paid $175,000. In addition, the Company is required to pay the Seller $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture to the Seller payable on June 9th 2012. The debenture bears interest at 5% annually payable in full upon maturity. The debenture also entitles the holder to receive 20% of all profits earned from the specified purchased assets through maturity, with such proceeds going towards the retirement of the debt. In connection with the agreement, the seller also receives $3,500,000 of Series B Preferred Stock of the Company. The Preferred Series B shares mature June 9, 2019. The seller has the right to convert the Preferred Series B shares into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Series B. The Company has the right to redeem or force conversion of the shares after the first year of operation of the network.

Item 6.   Exhibits.

Exhibit No.	Description

31.1	Certification by William Kerby, the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2
Certification by Richard Sokolowski, the Principal Financial and Accounting Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by William Kerby, the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification by Richard Sokolowski,  the Principal Financial and Accounting Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: July 20, 2009

NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

/s/ Richard Sokolowski
Richard Sokolowski,
Chief Financial Officer
(Principal Financial and Accounting Officer)