Form 10-K/A
period 2009-02-28
Next 1 Interactive, Inc.
filed 2009-10-05
CIK 1372183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
Anslow & Jaclin, LLP
Joseph M. Lucosky
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of June 15, 2009, there were 25,387,978 shares of Common Stock, $0.00001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:
None

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of THE Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation was incorporated in the state of Nevada on December 29, 2005 and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. was incorporated in the state of Nevada, June 2004, and its wholly owned subsidiary Extraordinary Vacations USA Inc. is a Delaware corporation, incorporated on June 24, 2002 and has been operating since such date. On October 9, 2008, EXVG agreed to sell 100% of E VUSA to Maximus and consummated a reverse merger with Maximus.  Maximus then changed its name to Next 1 Interactive, Inc. The transaction is described below.

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

The purpose of the Acquisition was so that Next 1 Interactive, Inc. would become a fully reporting company with the Securities and Exchange Commission and have our stock quoted on the OTC Bulletin Board.

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

Loop is a technology company for cable television and Internet interface. The technology behind Loop consists of a proprietary informative content aggregation network and a five-point content distribution model which consists of Basic TV, Video On Demand (VOD), Broadband, Interactive TV, and Wireless — all designed to facilitate live end-user feedback. The entire content distribution model is supported by Loop’s centralized content database.

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

The purpose of the Acquisition was so that Next 1 Interactive, Inc. would become a fully reporting company with the Securities and Exchange Commission and have our stock quoted on the OTC Bulletin Board.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2009 Compared to the Fiscal Year Ended February 29, 2008

Our total revenues were $2,755,608 for the fiscal year ended February 28, 2009 compared to $3,858,142 for the fiscal year ended February 29, 2008. Our revenues were derived primarily from travel sales and marketing largely driven by perceived product value, advertising and promotional activities which can be adversely impacted during periods with reduced discretionary travel spending.  The decrease in revenue from fiscal 2008 to 2009 is primarily attributable to the Company’s limited financial resources which prevented the Company from aggressively advertising its products and services. Increased competition in our industry may require us to increase advertising for our brand and for our products. We may see a unique opportunity for a brand marketing campaign that will result in an increase of marketing expenses. Further, our strategy to replicate our business model may result in a significant increase in our sales and marketing expenses and have a material adverse impact on our results of operations. We expect fluctuations of sales and marketing expenses as a percentage of revenue from quarter to quarter. Some of the fluctuations may be significant and have a material impact on our results of operations.

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

Assets. Our total assets were $8,228,292 at February 28, 2009 compared to $409,529 at February 29, 2008.
The increase from 2008 to 2009 was primarily due to an increase in intellectual property from $0 to $7,052,964 resulting from our acquisitions of the Home Preview Channel and Loop Networks, Inc. on October 31, 2008 and Brands on Demand on April 11, 2008. .

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

Total Stockholders’ Deficit. Our stockholders’ equity was $5,656,630 at February 28, 2009 compared to a deficit of $1,381,159 at February 29, 2008.

Revenues. $2,755,608 for the fiscal year ended February 28, 2009 compared to $3,858,142 for the fiscal year ended February 29, 2008.

Net Loss. We had a net loss of $1,843,567 and $4,751,602 for the fiscal years ended February 28, 2009 compared to February 29, 2008. The increase from 2008 to 2009 was primarily due to the write off of intercompany debt and the impairment of certain assets.

Cost of Revenue. Costs of Sales were $1,410,113 for the fiscal year ended February 28, 2009 compared to $1,879,301 for the fiscal year ended February 29, 2008. . This decrease was primarily due a decrease in marketing.  Our liquidity constraints have severely limited our ability to engage in marketing, promotion, advertising and similar expenses necessary to develop our business. We expect this trend to continue until such time as we can complete a substantial debt or equity offering.

Operating Expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, bad debt expense, advertising and promotion, legal and professional fees. Our total operating expenses were $3,084,420 for the fiscal year ended February 28, 2009 compared to $4,063,934 for the fiscal year ended February 29, 2008. The increase from 2008 to 2009 was primarily due to bad debt expense related to a discontinued business services involved in merchant credit card processing.

Liquidity and Capital Resources; Going Concern

Cash Balance. We had $18,801cash on-hand and an accumulated deficit of $6,081,214 at February 28, 2009 compared to $64,369 cash on-hand and an accumulated deficit of $4,367,383 on February 29, 2008.

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

As discussed in Part I, Item 1-Business-Organizational History, Extraordinary Vacations USA, Inc. (“EVUSA”) was a wholly owned subsidiary of Extraordinary Vacations Group, Inc. (“EXVG”). As part of a Stock Purchase Agreement, dated September 24, 2008, 100% of the shares (1,000) of EVUSA were exchanged for 13,000,000 shares of Maximus Exploration Corporation (“Maximus”), a reporting shell company. EXVG then proceeded to dividend 13 million shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”), on a pro rata basis, in exchange for their EXVG shares. As a result of these transactions, EVUSA became a wholly-owned subsidiary of Maximus. Maximus then amended its Certificate of Incorporation to change its name to Next 1 Interactive, Inc. and to authorize 200,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share.

Accordingly, the following equity transactions occurring prior to executing the Stock Purchase Agreement dated September 24, 2008 are stated in terms of the predecessor to the registrant, EXVG.

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

Currently, revenues provide approximately 20% of the company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $300,000. It is projected that with the launch of the television network in October, 2009, the monthly cash burn rate will gradually increase to approximately $500,000, with the expectation of profitability by March, 2010.

Our revenue model is new and evolving, and we cannot be certain that it will be successful.  The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations.  Our ability to generate revenues depends, among other things, on our ability to launch our television network and sign advertising, sponsorship, programming, infomercial and other revenue contracts.  Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

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

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
June 13, 2009

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2009	February 29, 2008

Assets
Current Assets
Cash	$18,801	$64,369
Accounts receivable, net of allowance for doubtful accounts	125,783	48,249
Prepaid expenses and other current assets	15,612	-
Security deposits	128,239	120,000
Total current assets	288,435	232,618

Property and equipment, net	190,765	176,911
Other assets	181,130	-
Development costs	514,998	-
Goodwill	7,052,964	-
Total assets	$8,228,292	$409,529

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$968,452	$687,874
Other current liabilities	550,291	-
Related party notes payable	221,513	287,555
Capital lease payable - current portion	43,163	41,854
Notes payable - current portion	87,966	350,000
Total current liabilities	1,871,385	1,367,283

Capital lease payable - long-term portion	71,470	114,632
Notes payable - long-term portion	628,807	308,773

Total liabilities	2,571,662	1,790,688

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 504,379 and 0 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	5,048	-
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 and 1,152,000 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	-	1,152,000
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 and 1,369,643 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	-	13,696
Common stock, $.00001 par value; 200,000,000 shares authorized; 24,668,231 and 314,956,578 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	247	314,957
Additional paid-in-capital	11,732,549	1,505,571
Accumulated deficit	(6,081,214)	(4,367,383)
Total stockholders' equity (deficit)	5,656,630	(1,381,159)

Total liabilities and stockholders' equity (deficit)	$8,228,292	$409,529

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended February 28, 2009 and February 29, 2008

	February 28, 2009	February 29, 2008

Revenues
Travel and commission revenues	$2,142,591	$3,858,142
Advertising revenues	613,017	-
Total revenues	2,755,608	3,858,142

Cost of revenues	1,410,113	1,879,301

Gross profit	1,345,495	1,978,841

Operating expenses
Salaries & benefits	1,553,546	1,236,700
Selling and promotions expense	42,335	172,014
Bad debt expense	-	1,279,894
General & administrative	1,488,539	1,375,326
Total operating expenses	3,084,420	4,063,934

Operating income (loss)	(1,738,925)	(2,085,093)

Other income/(expense)
Interest income	42	-
Other income	29,040	-
Interest expense	(119,237)	(127,095)
Loss on forgiveness of debt	-	(2,273,753)
Impairment of assets	-	(261,288)
Other expenses	(14,487)	(4,373)
Total other income (expense)	(104,642)	(2,666,509)

Net loss	$(1,843,567)	$(4,751,602)

Weighted average number of shares outstanding	13,448,861	5,908,368

Basic and diluted net loss per share	$(0.14)	$(0.80)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity (Deficit)

									Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, March 1, 2007	-	-	-	-	-	-	2,344,716	$140,683	$9,487,347	$(10,035,241)	$(407,211)

Preferred stock issued for cash	-	-	1,369,643	13,696	1,152,000	1,152,000	-	-	-	-	1,165,696

Common stock issued for cash	-	-	-	-	-	-	2,904,561	174,274	2,437,684	-	2,611,958

Recapitalization	-	-	-	-	-	-	-	-	(10,684,125)	10,684,125	-

Dividend	-	-	-	-	-	-	-	-	264,665	(264,665)	-

Net loss	-	-	-	-	-	-	-	-	-	(4,751,602)	(4,751,602)
Balances, February 29, 2008	-	-	1,369,643	13,696	1,152,000	1,152,000	5,249,277	314,957	1,505,571	(4,367,383)	(1,381,159)

Preferred stock issued for cash	-	-	180,000	1,800	350,000	350,000	-	-	178,200	-	530,000

Common stock issued for cash	-	-	-	-	-	-	3,326,677	1,957	2,154,042	-	2,155,999

Series C preferred stock converted to common stock	-	-	-	-	(1,502,000)	(1,502,000)	2,503,333	1,502	1,500,498	-	-

Common stock issued in exchange for services	-	-	-	-	-	-	1,443,706	866	71,134	-	72,000

Common stock issued in connection with acquisition of Brands on Demand	-	-	-	-	-	-	666,667	400	69,600	-	70,000
											-
Reverse merger with Maximus			-	-	-	-	511,500	(319,545)	(81,424)	129,736	(271,233)

Common stock and Series A preferred stock issued in exchange for Series B preferred stock	504,763	5,048	(1,549,643)	(15,496)	-	-	5,000,000	50	10,399	-	1

Common stock issued in connection with acquisitions of Home Preview Channel and Loop Networks	-	-	-	-	-	-	6,022,999	60	6,143,399	-	6,143,459

Detachable warrants issued in connection with debt restructure	-	-	-	-	-	-	-	-	181,130	-	181,130

Fractional share adjustment	-	-	-	-	-	-	(55,917)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,843,567)	(1,843,567)

Balances, February 28, 2009	504,763	$5,048	-	$-	-	$-	24,668,242	$247	$11,732,549	$(6,081,214)	$5,656,630

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cashflows
For the Years Ended February 28, 2009 and February 29, 2008

	2/28/2009	2/29/2008
Cash flow from operating activities:
Net loss	$(1,843,567)	$(4,751,602)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	100,616	2,728
Loss on impairment of asset	-	261,288
Loss on forgiveness of related party debt	-	2,273,753
Discount on note payable	(181,300)	-
Stock based compensation and extinguishment of debt	72,000	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(77,534)	154,681
(Increase) decrease in prepaid expenses and other current assets	(15,612)	118,055
Increase in accounts payable and accrued expenses	128,702	54,736
Increase in other current liabilities	112,500	-
Net cash (used in) operating activities	(1,704,195)	(1,886,361)

Cash flows from investing activities:
Purchase of furniture, software and equipment	-	100,567
Technology development costs	(514,999)	-
Proceeds received from note receivable	-	20,000
Net cash provided by (used in) investing activities	(514,999)	120,567

Cash flows from financing activities:
Payments on notes payable	(83,204)	(849,876)
Net payments of related party loans	(117,318)	-
Payments of capital lease payable	(41,853)	(30,294)
Proceeds from the sale of common stock and preferred stock	2,686,000	2,611,958
Purchase of common stock of Maximus	(200,000)	-
Cash payment for acquistion of Brands on Demand	(70,000)	-
Net cash provided by financing activities	2,173,625	1,731,788

Net increase (decrease) in cash	(45,568)	(34,006)

Cash at beginning of period	64,369	98,375

Cash at end of period	$18,801	$64,369

Supplemental disclosure:
Cash paid for interest	$19,091	$31,016

Non-cash investing and financing activities:
Security deposits, equipment and goodwill acquired by common stock issuance in connection with acquisitions of Home Preview Channel and Loop Networks	$7,251,967
Contingent liabilities assumed in connection with purchase of Maupintour LLC	$420,042

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

On October 9, 2008, the Company acquired the majority of shares in Maximus Exploration Corporation, a reporting shell company, pursuant to a Share Exchange Agreement. The Share Exchange provides for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. The financial statements of Next 1, Interactive, Inc. reflect the retroactive effect of the Share Exchange as if it had occurred at the beginning of the reporting period. All per loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

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

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,081,214 and a working capital deficit of $1,582,950 at February 29, 2009, net losses for the year ended February 29, 2009 of $1,843,567 and cash used in operations during the year ended February 29, 2009 of $1,704,195.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at February 28/29:

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008

Leased equipment	$177,754	$177,754
Furniture and equipment	21,069	6,049
Software	92,557	1,044,444
	291,380	1,228,247
Less: Accumulated depreciation	(100,615)	(1,051,336)
Net property and equipment	$190,765	$176,911

Note 4 – Acquisitions and Intangible Assets

In August 2008, the Company paid $70,000 and issued approximately 667,000 shares of common stock to acquire controlling shares in Brands on Demand (“BOD”). Prior to the acquisition, the Company had been working with BOD in order to develop certain video applications for its nextrip.com website. Management believed that the combined entities would better position the Company to capture new revenue streams by focusing efforts in travel and hopefully position the company as a leader that could capture more advertisers as they began to embrace video. Through this purchase the Company intended to develop several new media solutions and relationships to offer to its advertisers including, a hybrid web property that was both a niche portal and social network, social networking tools within the site as well as brand/fan page development for clients and customized micro sites built for clients called Showcases.

The net assets acquired were valued at $140,000. No goodwill or intangible assets were recognized in connection with the transaction.

Subsequent to the acquisition, due to slow development and deployment of the website combined with a significant economic downturn, management determined that the project was not cost effective and the acquired entity was subsequently dissolved.

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement, dated July 15, 2008 with the stockholders of The Home Preview Channel, Inc. (“HPC”). The Home Preview Channel is a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes.  The network had a technology that was developed in conjunction with Loop Networks (see below) that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. The Company saw in HPC a significant opportunity to revamp and re-launch the network into a more current format that could include travel and real estate while utilizing the reach to accelerate Web and Mobile properties for the company. In addition the Company recognized the opportunity to use the HPC relationship to expand the platform for both Linear and Video on Demand opportunities.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the HPC Agreement, the Company issued 677,999 shares of its common stock in exchange for 100% of the issued and outstanding shares of HPC. The total value of the consideration given was approximately $692,000. The value of the consideration was based on the average stock price of Next One Interactive shares fifteen days prior to and fifteen days after the acquisition date as follows:

Number of shares issued	677,999
Average stock price on October 29, 2008	$1.02
Total consideration	$691,559

The Company acquired assets with a net realizable value of approximately $166,000 and assumed adjusted liabilities of approximately $824,000 resulting in intangible assets of approximately $1,350,000. This amount was recorded as goodwill at February 28, 2009. The condensed financial statements of HPC on the date of the acquisition and the calculation of the excess of consideration paid over the value of the purchased assets were as follows:

ASSETS:
Cash	7,781
Accounts receivable net	8,975
Other current assets	7,628
Fixed assets – net realizable value	131,684
Other asset	10,381
Total assets	166,449

LIABILITIES:
Accounts payable and accrued expenses	(393,627)
Notes and loans payable	(735,000)
Total liabilities	(1,128,627)

Net assets acquired	(962,178)

ADJUSTMENT TO NET ASSETS:
Add: Note payable to affiliated entity	637,500
Less: Contingent liability	(332,898)

Adjusted net assets	(657,576)

Total consideration given	691,559

Excess of consideration over purchase	$1,349,135

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total net assets were adjusted to reflect the effect of a note payable to Loop Networks, LLC and to reserve for estimated liabilities due to cable providers. There were no other contingent liabilities, options or commitments specified in the acquisition agreement that would require future adjustment to the purchase price.

The following unaudited pro forma consolidated results of operations have been prepared as if the HPC acquisition had occurred at the beginning of the respective periods below:

	Fiscal 2008	Fiscal 2007
	(unaudited)	(unaudited)
Revenues	$2,977,535	$4,889,591
Loss from operations	(2,265,615)	(3,014,886)
Loss before extraordinary items	(2,393,097)	(5,716,274)
Net loss	(2,393,097)	(5,716,274)

Loss per share, basic and dilutive	$(0.18)	$(0.97)

On October 30, 2008, the Registrant consummated the transactions contemplated by a Purchase Agreement with the members of Loop Networks, LLC (“Loop”). Loop Networks is a technology company that owns the Detroit HPC charter agreement. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for the Home Preview Channel.  This technology allows for images and data to be broken down, moved over the internet and reformatted as video at the television distribution point. Which the Company sees as essential in allowing the TV network to amass and store large amounts of data (i.e. 8 million real estate listings) and deliver them to the consumer on demand - thereby conserving significant bandwidth.

Pursuant to the Loop Agreement, the Company issued 5,345,000 shares of its common stock in exchange for 100% of the issued and outstanding membership interests of Loop. The total value of the consideration given was approximately $5,450,000. The value of the consideration was based on the average stock price of Next One, Interactive shares fifteen days prior to and fifteen days after the acquisition date as follows:

Number of shares issued	5,345,000
Average stock price on October 30, 2008	$1.02
Total consideration	$5,451,900

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired assets with a net realizable value of approximately $5,000 and assumed liabilities of approximately $300,000 resulting in intangible assets of approximately $5,650,000. This amount was recorded goodwill at February 28, 2009. The condensed financial statements of Loop and resulting adjusted value of the consideration received at the date of the transaction were as follows:

ASSETS:
Note receivable from affiliated entity	$637,500
Fixed assets – net realizable value	623
Other assets	4,058
Total assets	642,181

LIABILITIES:
Accounts payable	(35,000)
Deferred salary and taxes	(166,793)
Loan payable to acquiring entity	(100,000)
Total liabilities	(301,793)

Net assets acquired	340,388

ADJUSTMENTS TO NET ASSETS:
Less: Note receivable from affiliated entity	(637,500)
Add: Loan payable to acquiring entity	100,000

Adjusted value of purchase	(197,112)

Total consideration given	5,451,900

Excess of consideration over purchase	$5,649,012

Total net assets were adjusted to reflect the effect of a note receivable from HPC and a note payable to Next One. There were no contingent liabilities, options or commitments specified in the acquisition agreement that would require future adjustment to the purchase price.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma consolidated results of operations have been prepared as if the Loop acquisition had occurred at the beginning of the respective periods below:

	Fiscal 2008	Fiscal 2007
	(unaudited)	(unaudited)
Revenues	$2,755,608	$3,858,142
Loss from operations	(2,824,411)	(2,769,282)
Loss before extraordinary items	(3,304,696)	(5,441,464)
Net loss	(3,304,696)	(5,441,464)

Loss per share, basic and dilutive	$(0.25)	$(1.04)

The Company had certain intangible assets which were considered impaired during the year ended February 29, 2008. As a result, the Company recognized a loss on impairment of $261,288.

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

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ending February 28:
2010	$60,945
2011	60,945
2012	20,313

Total minimum lease payments	142,203
Less amount representing interest	27,570

Present value of minimum lease payments	$114,633

Less: current portion	43,163

Present value of minimum lease payments	$71,470

Interest expense paid on the capital lease was $19,091 and $31,016 during the ended February 28, 2009 and February 29, 2008, respectively.

Note 7 – Related Party Transactions

The Company has a note payable with a director and officer for approximately $272,643.      The loan bears interest at 18% per year and matures and has no stated maturity date. Interest expense on the loan was approximately $20,000 for the each of the years ended February 28, 2009 and February 29, 2008.

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

As a result of the reverse merger and resulting share exchange agreement, the outstanding EXVG exchanged 100% of its shares in EXVG (the “EXVG Shares”) for 13 million shares of common stock of Maximus (the “Share Exchange”), resulting in EXVG becoming the majority shareholder of Maximus. EXVG then proceeded to distribute the 13 million shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”) and the management of EXVG on a pro rata basis. As a result of these transactions, EXVG became a wholly-owned subsidiary of Maximus.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Share Exchange provides for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. Upon execution of the Share Exchange, approximately 786,000,000 outstanding shares of EXVG common stock were converted to 13,000,000 shares of Maximus, with stockholders afforded all the rights and privileges therein. The financial statements of Next 1, Interactive, Inc. reflect the retroactive effect of the Share Exchange as if it had occurred at the beginning of the reporting period. All per loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

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

Preferred Stock
During the year ended February 28, 2009, issued 180,000 shares of Series B Preferred Stock and 350,000 shares of Series C Preferred Stock in exchange for $530,000.

On October 14, 2008, the Company issued 504,763 shares of Series A preferred stock to a director and officer of the Company in connection with a share exchange for shares of Series C Preferred stock.

Common Stock
In connection with the reverse merger with Maximus and recapitalization of the Company’s equity, the Company exchanged all of the outstanding shares of Extraordinary Vacations Group for Next One shares at a ratio of 60 to 1 to the existing EXVG shareholders resulting in 13,000,000 shares of Next 1 common stock issued. Also in connection with this transaction, certain officers and directors exchanged approximately 1.5 million shares of Series B preferred stock for 5,000,000 shares of Next One common stock.

During the year ended February 28, 2009, the Company issued 3,260,000 shares of common stock in exchange for cash of $1,956,000.

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended February 28, 2009, the company issued approximately 1,450,000 shares in exchange for services rendered and accrued interest valued at approximately $72,000. The value of the common stock issued was based on the value of the services provided or the consideration given.

As discussed in Note 3, in August 2008, the Company issued 667,000 shares of EXVG common stock in connection with the acquisition of Brands on Demand, an internet marketing company. The fair value of the net assets received by the Company in the acquisition was determined to be $140,000. The Company also issued 167,000 shares of common stock to a major shareholder of Brands on Demand for consulting services associated with the acquisition.

In August 2008, the Company converted 1,502,000 shares of EXVG Series C preferred stock, representing the total number of outstanding Preferred Series C shares, into approximately 2,500,000 shares of common stock.

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

As of February 28, 2009, there were approximately 94,000 shares of common stock that had not been issued for which the Company received $112,500 prior to year end. This amount has been recorded as a liability and year end and is included in “other current liabilities” on the balance sheet.

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

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present information about reportable segments for the years ended February 28, 2009 and February 29, 2008:

	2/28/2009	2/29/2008
Revenues
Media	$613,017	$-
Travel	2,142,591	3,858,142
Consolidated revenues	$2,755,608	$3,858,142

	2/28/2009	2/29/2008
Operating Expense
Media	$1,873,186	$-
Travel	650,920	1,682,709
Segment expense	$2,524,106	$1,682,709
Corporate	459,698	1,975,904
Consolidated operating expense	$2,983,804	$3,658,613

Depreciation and amortization
Media	$100,616	$-
Travel	-	405,321
Segment total	$100,616	$405,321
Corporate	-	-
Consolidated depreciation	$100,616	$405,321

Next 1 Interactive, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below shows information regarding segment assets:

	2/28/2009	2/29/2008
Segment Assets
Media	$7,683,525	$-
Travel	363,389	47,309
Segment Total	$8,046,914	$47,309
Corporate	181,378	362,220
Total assets	$8,228,292	$409,529

The Company did not generate any revenue outside the United States for the years ended February 28, 2009 and February 29, 2009, and the Company did not have any assets located outside the United States.

Note 12 – Subsequent Events

Legal Matters.

On May 11, 2009 a complaint was filed in the Circuit Court of Broward County, Florida against Maupintour Extraordinary Vacations, Inc. by American Express Travel Related Services Company, Inc. in the amount of approximately $164,000 for amounts related to the operations of Maupintour LLC. The Company denies any wrongdoing and is aggressively defending this action.

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

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of February 28, 2009.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under that Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

Our internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of February 28, 2009, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2009 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2009:
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

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Person and Position:	Age:	Director Since:
James Whyte — Chairman of the Board	62	2008

William Kerby — Chief Executive Officer and Vice Chairman (Principal Executive Officer)	51	2008

Richard Sokolowski — Chief Financial Officer (Principal Financial/Accounting Officer)	56	—

Anthony Byron — Chief Operating Officer and and Director	55	2008

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

Richard Sokolowski -Chief Financial Officer:

Richard Sokolowski (56) combines over 25 years of experience in various industries and positions including finance, information technology & project management, operations and SEC reporting, including Sarbanes-Oxley compliance. Mr. Sokolowski spent the last eleven years in various capacities, most recently as Vice President-Corporate Controller, with Memry Corporation, a publicly-traded company listed on the American Stock Exchange.  From 1995 through 1998 he was the Controller and Director of Management Information Services for Harco Laboratories, Inc.  Previously, he had been associated with a number of different public and privately held companies holding various middle and senior management positions.  Mr. Sokolowski earned a M.S. Degree in Computer Science from the University of New Haven and a B.S. Degree in Accounting from Central Connecticut State University.  He is also a Certified Public Accountant (CPA), Certified Management Accountant (CMA), Certified Financial Manager (CFM) and Certified Information Technology Professional (CITP).

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

Name and principal position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Whyte	2009	0	0	0	0	0	0	0	0
Chairman of the Board	2008	0	0	0	0	0	0	0	0

William Kerby	2009	300,000						14,400	314,400
CEO and Vice Chair (1)	2008	300,000	0	0	0	0	0	14,400	314,400

David Fisher	2009	0	0	0	0	0	0	0	0
Former CFO(2)	2008	44,000	0	52,250	0	0	0	0	96,250

Bradford Heureux	2009	0	0	0	0	0	0	0	0
Former CMO (3)and Director (3)	2008	150,000	0	100,000	0	0	0	0	250,000

Anthony Byron	2009	140,000	100,000	0	0	0	0	0	240,000
COO and Director (4)	2008	0	0	0	0	0	0	0	0

Teresa McWilliams	2009	140,000	0	0	0	0	0	0	140,000
CFO (5)(6)	2008	12,500	0	0	0	0	0	0	12,500

(1)	In 2008, Bill Kerby receives a base salary of $300,000 of which $160,000 is deferred. He also receives an auto allowance in the amount of $1,200 per month, as additional compensation

(2)
David Fisher served as the Company’s Chief Financial Officer from June 3, 2008 to November 16, 2008. He received a base salary of $210,000 of which a portion was paid in stock. He received 5,225,000 EXVG shares valued at $52,250.\

(3)
Brad Heureux was eligible to receive 10,000,000 EXVG shares if he reached certain revenue targets as a performance bonus valued at $100,000. In connection with EVUSA’s purchase of Brands on Demand pursuant to a stock purchase agreement, dated April 11, 2008, we entered into an employment agreement with Mr. Heureux under which he served as the Chief Marking Officer of the Company and as a Director of the Board of Directors. On January 15, 2009, the employment agreement was terminated with cause.  Mr. Heureux is no longer employed by the Company nor is he a director of the Company’s Board of Directors. -

(4)
Anthony Byron receives a base salary of  $240,000 per year of which $90,000 is deferred for which he received 4.8 million shares of EXVG common stock., In 2008 he received a sign on bonus of $100,000 paid by the issuance of 10,000,000 shares of EXVG common stock.

(5)
Teresa McWilliams resigned on July 6, 2009 she previously replaced David Fisher as the Company’s Chief Financial Officer on November 17, 2008 at a base salary of $140,000 per year of which $40,000 is deferred.  She did not receive any other compensation

(6)
Richard Sokolowski was appointed as the Company’s Chief Financial Officer and Principal Financial Officer effective July 6, 2009.  Mr. Sokolowski entered into a 3 year employment with a minimum base salary of no less than $150,000 per year of employment.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)

Common Stock	James Whyte	1,674,000		6.8%
Series A Preferred Stock	Chairman of the Board	0		—

Common Stock	William Kerby	2,610,951		10.6%
Preferred Stock	CEO & Vice Chairman	504,762	(3)	100%

Common Stock	Richard Sokolowski	0		—
Series A Preferred Stock	Chief Financial Officer	0		—

Common Stock	Anthony Byron	711,134	(2)	2.9%
Series A Preferred Stock	Chief Operating Officer and Director	0		—

Common Stock	All Officers and Directors as a group	4,993,240		20.2%
Series A Preferred Stock	(4 persons)	504,762	(3)	100%

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

Date: October 2, 2009		NEXT 1 INTERACTIVE, INC.

	By:	/s/ WILLIAM KERBY
William Kerby Chief Executive Officer and Vice Chairman (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM KERBY	Chief Executive Officer and Vice Chairman	October 2, 2009
William Kerby	(Principal Executive Officer)

/s/ RICHARD SOKOLOWSKI	Chief Financial Officer	October 2, 2009
Richard Sokolowski	(Principal Financial and Accounting Officer)

/s/ JAMES WHYTE	Chairman of the Board	October 2, 2009
James Whyte

/s/ ANTHONY BYRON	Chief Operating Officer and Director	October 2, 2009
Anthony Byron