Form 10-Q/A
period 2009-05-31
Next 1 Interactive, Inc.
filed 2009-10-07
CIK 1372183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31, 2009	February 28, 2009

Assets
Current Assets
Cash	$13,376	$18,801
Accounts receivable, net of allowance for doubtful accounts	105,468	125,783
Prepaid expenses and other current assets	8,470	15,612
Security deposits	102,317	128,239
Total current assets	229,631	288,435

Property and equipment, net	172,128	190,765
Other assets	144,904	181,130
Development costs	514,998	514,998
Goodwill	7,052,964	7,052,964
Total assets	$8,114,625	$8,228,292

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank overdrafts	$56,391	$-
Accounts payable and accrued expenses	1,018,176	968,452
Other current liabilities	630,649	550,291
Related party notes payable	191,107	221,513
Capital lease payable - current portion	43,163	43,163
Notes payable - current portion	130,000	87,966
Total current liabilities	2,069,486	1,871,385

Capital lease payable - long-term portion	61,424	71,470
Notes payable - long-term portion	616,773	628,807

Total liabilities	2,747,683	2,571,662

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 504,379 and 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	5,048	5,048
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 25,502,167 and 24,668,231 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	257	247
Additional paid-in-capital	12,427,883	11,732,549
Accumulated deficit	(7,066,246)	(6,081,214)
Total stockholders' equity (deficit)	5,366,942	5,656,630

Total liabilities and stockholders' equity (deficit)	$8,114,625	$8,228,292

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	May 31
	2009	2008

Revenues
Travel and commission revenues	$165,104	$780,442
Advertising revenues	26,311	-
Total revenues	191,415	780,442

Cost of revenues	112,388	576,574

Gross profit	79,027	203,868

Operating expenses
Salaries & benefits	366,870	400,662
Selling and promotions expense	24,025	24,025
General & administrative	600,310	325,847
Total operating expenses	991,205	750,534

Operating income (loss)	(912,178)	(546,666)

Other income/(expense)
Interest expense	(62,728)	(22,989)
Loss on forgiveness of debt	(10,213)	-
Other expenses	88	(6,841)
Total other income (expense)	(72,853)	(29,830)

Net loss	$(985,031)	$(576,496)

Weighted average number of shares outstanding	25,109,083	7,749,461

Basic and diluted net loss per share	$(0.04)	$(0.07)

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of as of May 31, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has determined that the lack of an independent audit committee or audit committee financial expert represents a material weakness as reported in the February 28, 2009 10K. Due to liquidity issues, has not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert.  Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

b) Changes in Internal Control over Financial Reporting.

In the 10K for the year ended February 28, 2009, management determined that the Company’s Internal Controls over Financial Reporting was ineffective based on its assessment under criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company is implementing certain policies and procedures to improve the effectiveness of its internal controls over financial reporting, however during the quarter ended May 31, 2009, management has assessed that internal control over financial reporting is ineffective  based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Dated: October 7, 2009
NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

/s/ Richard Sokolowski
Richard Sokolowski,
Chief Financial Officer
(Principal Financial and Accounting Officer)