Form 10-Q
period 2009-08-31
Next 1 Interactive, Inc.
filed 2009-10-20
CIK 1372183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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
☐ Yes      ☒ No

As of October 20, 2009, there were 29,202,369 shares of common stock, par value $0.00001 per share, of the Registrant issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2009	February 28, 2009

Assets
Current Assets
Cash	$65,364	$18,801
Accounts receivable, net of allowance for doubtful accounts	123,863	125,783
Prepaid expenses and other current assets	10,258	15,612
Security deposits	89,683	128,239
Total current assets	289,168	288,435

Property and equipment, net	153,673	190,765
Other assets	124,822	181,130
Development costs	514,998	514,998
Intellectual property	6,881,659	-
Goodwill	7,052,964	7,052,964
Total assets	$15,017,284	$8,228,292

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank overdrafts	$69,724	$-
Accounts payable and accrued expenses	1,068,458	968,452
Other current liabilities	673,788	550,291
Related party notes payable	158,127	221,513
Capital lease payable - current portion	47,340	43,163
Notes payable - current portion	802,963	87,966
Total current liabilities	2,820,400	1,871,385

Capital lease payable - long-term portion	46,717	71,470
Notes payable - long-term portion	4,366,773	628,807

Total liabilities	7,233,890	2,571,662

Preferred stock to be issued in connection with Resort and Residence TV Asset Acquisition	2,418,696	-

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 873,625 and 504,763 shares issued and outstanding at August 31, 2009 and February 28, 2009 respectively	8,736	5,048
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 shares issued and outstanding at August 31, 2009 and February 28, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 shares issued and outstanding at August 31, 2009 and February 28, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 28,731,229 and 24,668,231 shares issued and outstanding at August 31, 2009 and February 28, 2009 respectively	287	247
Additional paid-in-capital	14,518,195	11,732,549
Accumulated deficit	(9,162,520)	(6,081,214)
Total stockholders' equity (deficit)	5,364,698	5,656,630

Total liabilities and stockholders' equity (deficit)	$15,017,284	$8,228,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31		August 31
	2009	2008	2009	2008

Revenues
Travel and commission revenues	$263,791	$785,703	$428,895	$1,566,145
Advertising revenues	64,595	-	90,906	-
Total revenues	328,386	785,703	519,801	1,566,145

Cost of revenues	485,942	706,287	598,330	1,282,861

Gross profit	(157,556)	79,416	(78,529)	283,284

Operating expenses
Salaries & benefits	625,580	414,571	992,450	815,233
Selling and promotions expense	25,660	17,271	49,685	41,296
General & administrative	1,159,793	527,452	1,760,103	853,299
Total operating expenses	1,811,033	959,294	2,802,238	1,709,828

Operating income (loss)	(1,968,588)	(879,878)	(2,880,766)	(1,426,544)

Other income/(expense)
Interest expense	(128,687)	(13,936)	(191,415)	(36,925)
Loss on forgiveness of debt	0	-	(10,213)	-
Other expenses	1,001	(288,489)	1,089	(295,330)
Total other income (expense)	(127,686)	(302,425)	(200,539)	(332,255)

Net loss	$(2,096,274)	$(1,182,303)	$(3,081,305)	$(1,758,799)

Weighted average number of shares outstanding	26,500,557	10,787,252	25,804,820	10,774,780

Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.12)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	August 31
	2009	2008
Cash flow from operating activities:
Net loss	$(3,081,305)	$(1,758,799)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on forgiveness of debt	10,213	-
Depreciation and amortization	37,272	-
Amortization of discount on notes payable	72,452	-
Stock based compensation and extinguishment of debt	1,102,228	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,920	(130,015)
(Increase) decrease in prepaid expenses and other current assets	5,354	-
Increase (decrease) in accounts payable and accrued expenses	295,314	(228,156)
Increase in other current liabilities	123,497	-
Net cash (used in) operating activities	(1,433,055)	(2,116,970)

Cash flows from investing activities:
Purchase of furniture, software and equipment	-	10,391
Cash paid in connection with purchase of assets of Resorts and Residence TV	(175,000)	-
Technology development costs	-	(270,000)
Decrease (increase) in security deposits	38,556	(208,189)
Net cash provided by (used in) investing activities	(136,444)	(467,798)

Cash flows from financing activities:
Bank overdraft	69,724	-
Net payments of related party loans	(69,489)	(199,381)
Proceeds from note payable	165,000	(20,385)
Payments of capital lease payable	(20,724)	-
Proceeds from the sale of common stock and preferred stock	1,471,550	2,883,292
Net cash provided by financing activities	1,616,061	2,663,526

Net increase (decrease) in cash	46,563	78,759

Cash at beginning of period	18,801	64,369

Cash at end of period	$65,364	$143,127

Supplemental disclosure:
Cash paid for interest	$9,185	$11,000

Supplemental disclosure of non-cash investing and financing activities:
During the six months ended August 31, 2009, the Company acquired intangible and tangible assets of approximately $6,800,000 in exchange for debt of approximately  $4,250,000 and preferred stock of $3,500,000.

During the six months ended August 31, 2009, the Company issued preferred stock to two officers as payment in lieu of salary accrued of approximately $230,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT 1 INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company’s Annual Report on Form 10K and 10-K/A (Amendment No. 2) filed subsequent with the United States Securities and Exchange. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K and 10-K/A (Amendment No. 2) filed subsequent. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended August 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $9,162,520 and $6,081,214 and a working capital deficit of $2,531,231 and $1,582,950 at August 31, 2009 and February 28, 2009, respectively, net losses for the six months ended August 31, 2009 and August 31, 2008 of $3,081,305 and $1,758,799, respectively and cash used in operations during the six months ended August 31, 2009 and August 31, 2008 of $1,628,363 and $2,116,970, respectively.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.  The Company has continued to raise funds through private placements with third party.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at August 31, 2009:

Leased equipment	$177,754
Furniture and equipment	21,250
Software	92,557
291,561
Less: Accumulated depreciation	(137,888)
Net property and equipment	$153,673

Depreciation expense for the six months ended August 31, 2009 and 2008 was $37,272 and $17,250, respectively

NOTE 5 – NOTES AND LOANS PAYABLE

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. (See Note 10).
Pursuant to the Agreement, the Company is required to pay to Televisual Media $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture (the “Debenture”) to Televisual Media payable on June 9, 2012. The Debenture bears interest at 5% per annum payable in full upon maturity.

The Company has a note payable with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note was approximately $309,000 of which approximately $100,000 was current at August 31, 2009.

In February 2009, the Company restructured note agreements with three existing note-holders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and mature on August 31, 2010 at which time the total amount of principle and accrued interest is due.

In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance is considered a discount and is included in other assets at August 31, 2009 and is amortized monthly over the term of the note. Approximately $72,000 was amortized as interest expense for the six months ended August 31, 2009.

Interest expense on the notes payable was $39,583 and $36,925 for the six months ended August 31, 2009 and 2008 respectively.

NOTE 6 – CAPITAL LEASE PAYABLE

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011.

Interest expense on the lease was $9,896 and $12,604 for the six months ended August 31, 2009 and 2008, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has three notes payable with directors and officers for approximately $115,330. Two of the three notes bear interest at 18% annually, and the third note at an annual rate of 4%. The notes have no stated maturity date.

On August 17, 2009, the Company executed a note payable in the amount of $135,000 with an investment firm associated with a Company stockholder.

The Company also has loans payable to two existing shareholders for approximately $46,000. The loans have no stated interest rate and no stated maturity date.

As discussed further in Note 5, the Company leases equipment under a capital lease from an existing shareholder.

Interest expense on the related party debt was approximately $38,000 and $4,000 for the six months ended August 31, 2009 and 2008 respectively.

NOTE 8 – EQUITY

During the six months ended August 31, 2009, the Company issued 1,516,000 shares of common stock for cash proceeds of $1,472,000.

The Company also issued 883,000 shares of common stock for services valued at approximately $1,102,000 during the six months ended August 31, 2009.

In May and July, 2009, the Company cancelled approximately 1,067,000 shares of common stock primarily from former employees.

In August, 2009, the Company issued 368,862 shares of Series A preferred stock to executives in exchange for deferred salary, accrued interest on loans and conversion of EXVG common stock.

During the period ended August 31, 2009, the Company issued 1,687,867 shares of common stock in connection with an addendum to the purchase agreement with Maximus executed in October 2008. The agreement identifies additional assets that were to be included in the acquisition. The agreement calls for the issuance of common stock of the Company in exchange for certain tangible and intangible assets. As of August 31, 2009, the Company has not finalized the agreement and has not recognized the value of any assets acquired.

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

	Three Months Ended		Six Months Ended
	August 31		August 31
	2009	2008	2009	2008

Revenues
Media	$64,595	$-	$90,906	$-
Travel	263,791	785,703	428,895	1,566,145
Consolidated revenues	$328,386	$785,703	$519,801	$1,566,145

Operating Expense
Media	$807,412	$-	$1,210,968	$-
Travel	158,288	414,592	365,438	839,279
Segment Expense	965,700	414,592	1,576,406	839,279
Corporate	826,696	527,452	1,188,559	853,299
Consolidated operating expense	$1,792,397	$942,044	$2,764,966	$1,692,578

Depreciation and Amortization
Media	$8,766	$-	$17,532	$-
Travel	9,870	17,250	19,740	17,250
Segment Total	18,636	17,250	37,272	17,250
Corporate	-	-	-	-
Consolidated operating expense	$18,636	$17,250	$37,272	$17,250

The Company did not generate any revenues outside the United States for quarters ended August 31, 2009 and 2008, and the Company did not have any assets located outside the United States.

NOTE 10 – ACQUISITION

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media, consisting of the following:

1)	Tradename of the Company of Resort & Residence;
2)	Trademark of Resort & Residence;
3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net; resortandresidencechannel.tv and resortandresidencechannel.info;
4)	Licenses and permits necessary for the conduct of the business of the Company;
5)	Interactive application design;
6)	Network promotional video clip.

Certain assets acquired will be amortized over their contractual life or estimated useful life. Amortization of those assets will begin when the network is launched during the third quarter of this fiscal year.

Pursuant to the Agreement, the Company made a $250,000 initial payment for the assets of RRTV, $175,000 of which was paid at closing and the remaining $75,000 paid October, 2009. In addition, the Company is required to pay to Televisual Media $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture (the “Debenture”) to Televisual Media payable on June 9, 2012. The Debenture bears interest at 5% per annum payable in full upon maturity. The Debenture also entitles Televisual Media to receive 20% of all profits earned from the RRTV assets through maturity, with such proceeds being used towards the retirement of the Debenture.

In connection with the Agreement, Televisual Media also receives $3,500,000 of Secured Series Convertible Preferred Stock (the “Preferred Stock”) of the Company. The Preferred Stock has a mandatory redemption date of June 9, 2019. Televisual Media has the right to convert the Preferred Stock into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Stock. The Company has the right to redeem or force conversion of the Preferred Stock after the first year of operation of the network.  The Preferred Stock is secured by all of the assets of RRTV.

As of August 31, 2009, the Company has not authorized or issued the Secured Series Convertible Preferred Stock.

Except for the Agreement, there is no material relationship between the Company or its affiliates and any of the parties to the Agreement.

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

Results of Operations

At August 31, 2009, our cash on hand was $65,364 compared to $18,801 at February 28, 2009. This increase was primarily attributable to private investor equity funding.

At August 31, 2009,our accounts receivable level was relatively consistent at $123,863 when compared to $125,783 at February 28, 2009.

At August 31, 2009, our total assets were $15,017,284, compared to $8,228,292 at February 28, 2009. This increase was due to the acquisition of the assets of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. See Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for discussion of the asset purchase.

At August 31, 2009, our total current liabilities were $2,820,400, compared to $1,871,385 at February 28, 2009. This increase was due primarily to liabilities incurred in the acquisition of the assets of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. See Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for discussion of the asset purchase.

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

Revenues. Our total revenues decreased 58% to $328,386 for the three months ended August 31, 2009, compared to $785,703 for the three months ended August 31, 2008, a decrease of $457,317. In addition to general economic environment resulting in a decline in the travel and leisure industry, the decrease was due primarily to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees. Our total operating expenses increased 89% from $959,294 for the three months ended August 31, 2008 to $1,811,033 for the three months ended August 31, 2009, an increase of $851,739. The increase was primarily due to fees incurred in raising capital, paid primarily through equity awards.

Net Loss. Our net loss increased 77% to $2,096,274 for the three months ended August 31, 2009 compared to a net loss of $1,182,303 for the three months ended August 31, 2008, an increase of $913,971. In addition to fees incurred in raising capital, the loss increase was due to the reduction in revenues while positioning the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Six Months Ended August 31, 2009 Compared to Six Months Ended August 31, 2008

Revenues. Our total revenues decreased 68% to $519,801 for the six months ended August 31, 2009, compared to $1,566,145 for the six months ended August 31, 2008, a decrease of $1,046,344. In addition to general economic environment resulting in a decline in the travel and leisure industry, the decrease was due primarily to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees. Our total operating expenses increased 64% from $1,709,828 for the six months ended August 31, 2008 to $2,802,238 for the six months ended August 31, 2009, an increase of $1,092,410. The increase was primarily due to fees incurred in raising capital, paid primarily through equity awards.

Net Loss. Our net loss increased 75% to $3,081,305 for the six months ended August 31, 2009 compared to a net loss of $1,758,799 for the six months ended August 31, 2008, an increase of $1,322,506. In addition to fees incurred in raising capital, the loss increase was due to the reduction in revenues while positioning the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Liquidity and Capital Resources

At August 31, 2009, we had total current assets of $289,168, consisting primarily of accounts receivable and security deposits. Current liabilities of $2,820,400 consisting primarily of accounts payable, accrued expenses and current portion of note payable as a result of the asset purchase of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media, as discussed in Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. The Company has accumulated a net loss from inception through August 31, 2009 of $9,162,520. The Company has recorded gross revenues of $519,801 for the six months ended August 31, 2009.

While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations and the Company cannot currently fund its operations for the next 12 months. To date, we have funded our operations primarily from private equity financings. Until the Company becomes profitable, if ever, management will attempt to raise additional funds by way of one or more public or private equity or debt offerings. Several funding sources have been identified and discussions are underway. While we believe in the viability of our strategy to improve sales volume and in our ability to raise additional funds, there can be no assurances to that effect. The availability of funds depends in large measure on capital markets over which we exert no control and liquidity factors. We can provide no assurance that sufficient financing will be available on desirable terms to fund investments, acquisitions, stock repurchases or extraordinary actions.  General weakening in the credit markets could increase our cost of capital.

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

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at August 31, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of as of August 31, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has determined that the lack of an independent audit committee or audit committee financial expert represents a material weakness. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert.  Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended August 31, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and during the period ended August 31, 2009.

Item 3.   Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended August 31, 2009.

 Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended August 31, 2009.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

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

Dated: October 20, 2009
NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

/s/ Richard Sokolowski
Richard Sokolowski,
Chief Financial Officer
(Principal Financial and Accounting Officer)