Form 10-K/A
period 2009-02-28
Next 1 Interactive, Inc.
filed 2010-01-11
CIK 1372183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

We have very limited financial resources.  We currently have a monthly cash requirement of approximately $350,000, exclusive of capital expenditures. We will need to raise substantial additional capital to continue the national launch of Home and Away Channel (the Network) beyond the third quarter of 2009 and provide substantial working capital for the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we begin to generate revenues sufficient to fund ongoing operations.  We believe that in the aggregate, we will need as much as approximately $6 million to $10 million to complete the launch of the Network, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until advertising and e-commerce revenues begin to offset our operating costs.   Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity.  In addition, as of February 28, 2009 we had $1.1 million of principal debt outstanding that will become due at various dates in the near future.  We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Assets. Our total assets were $7,892,437 at February 28, 2009 compared to $409,529 at February 29, 2008.
The increase from 2008 to 2009 was primarily due to an increase in intellectual property from $0 to $6,717,109, net of amortization,  resulting from our acquisitions of the Home Preview Channel and Loop Networks, Inc. on October 31, 2008 and Brands on Demand on April 11, 2008. .

Liabilities. Our total liabilities were 2,571,662at February 28, 2009 compared to $1,790,688 at February 29, 2008.
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

Total Stockholders’ Equity/Deficit. Our stockholders’ equity was $5,320,775 at February 28, 2009 compared to a deficit of $1,381,159 at February 29, 2008.

Revenues. $2,755,608 for the fiscal year ended February 28, 2009 compared to $3,858,142 for the fiscal year ended February 29, 2008.

Net Loss. We had a net loss of $3,045,831 and $4,751,602 for the fiscal years ended February 28, 2009 compared to February 29, 2008. The decrease from 2008 to 2009 was primarily due to the write off of intercompany debt and the impairment of certain assets recorded in 2008 partially offset increases in general and administrative expenses recorded in 2009 due to increased amortization and consulting fees.

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

Operating Expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, bad debt expense, advertising and promotion, legal and professional fees. Our total operating expenses were $4,286,684 for the fiscal year ended February 28, 2009 compared to $4,063,934 for the fiscal year ended February 29, 2008. The increase from 2008 to 2009 was primarily due to increases in general and administrative expenses recorded in 2009 due to increased amortization and consulting fees recorded in 2009, substantially offset by bad debt expense related to a discontinued business services involved in merchant credit card processing in 2008.

Liquidity and Capital Resources; Going Concern

Cash Balance. We had $18,801cash on-hand and an accumulated deficit of $18,097,339 at February 28, 2009 compared to $64,369 cash on-hand and an accumulated deficit of $15,051,508 on February 29, 2008.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $18,097,339 and a working capital deficit of $1,582,950 at February 28, 2009, net losses for the year ended February 28, 2009 of $3,045,831 and cash used in operations during the year ended February 28, 2009 of $1,704,195. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
June 13, 2009, except for Notes 4, 8 and 13 which are dated December 14, 2009

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2009	February 29, 2008
	(As Restated)	(As Restated)
Assets
Current Assets
Cash	$18,801	$64,369
Accounts receivable, net of allowance for doubtful accounts	125,783	48,249
Prepaid expenses and other current assets	15,612	-
Security deposits	128,239	120,000
Total current assets	288,435	232,618

Property and equipment, net	190,765	176,911
Other assets	181,130	-
Development costs	514,998	-
Intellectual property	6,717,109	-
Total assets	$7,892,437	$409,529

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$968,452	$687,874
Other current liabilities	550,291	-
Related party notes payable	221,513	287,555
Capital lease payable - current portion	43,163	41,854
Notes payable - current portion	87,966	350,000
Total current liabilities	1,871,385	1,367,283

Capital lease payable - long-term portion	71,470	114,632
Notes payable - long-term portion	628,807	308,773

Total liabilities	2,571,662	1,790,688

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 504,379 and 0 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	5,048	-
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 and 1,152,000 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	-	1,152,000
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 and 1,369,643 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	-	13,696
Common stock, $.00001 par value; 200,000,000 shares authorized; 24,668,231 and 314,956,578 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	247	314,957
Additional paid-in-capital	23,412,819	12,189,696
Accumulated deficit	(18,097,339)	(15,051,508)
Total stockholders' equity (deficit)	5,320,775	(1,381,159)

Total liabilities and stockholders' equity (deficit)	$7,892,437	$409,529

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended February 28, 2009 and February 29, 2008

	February 28, 2009	February 29, 2008
	(As Restated)	(As Restated)
Revenues
Travel and commission revenues	$2,142,591	$3,858,142
Advertising revenues	613,017	-
Total revenues	2,755,608	3,858,142

Cost of revenues	1,410,113	1,879,301

Gross profit	1,345,495	1,978,841

Operating expenses
Salaries & benefits	1,553,546	1,236,700
Selling and promotions expense	42,335	172,014
Bad debt expense	-	1,279,894
General & administrative	2,690,803	1,375,326
Total operating expenses	4,286,684	4,063,934

Operating income (loss)	(2,941,189)	(2,085,093)

Other income/(expense)
Interest income	42	-
Other income	29,040	-
Interest expense	(119,237)	(127,095)
Loss on forgiveness of debt	-	(2,273,753)
Impairment of assets	-	(261,288)
Other expenses	(14,487)	(4,373)
Total other income (expense)	(104,642)	(2,666,509)

Net loss	$(3,045,831)	$(4,751,602)

Weighted average number of shares outstanding	13,448,861	4,746,246

Basic and diluted net loss per share	$(0.23)	$(1.00)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity (Deficit)
(As Restated)

									Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, March 1, 2007	-	-	-	-	-	-	2,344,716	$140,683	$9,487,347	$(10,035,241)	$(407,211)

Preferred stock issued for cash	-	-	1,369,643	13,696	1,152,000	1,152,000	-	-	-	-	1,165,696

Common stock issued for cash	-	-	-	-	-	-	2,904,561	174,274	2,437,684	-	2,611,958

Dividend	-	-	-	-	-	-	-	-	264,665	(264,665)	-

Net loss	-	-	-	-	-	-	-	-	-	(4,751,602)	(4,751,602)
Balances, February 29, 2008	-	-	1,369,643	13,696	1,152,000	1,152,000	5,249,277	314,957	12,189,696	(15,051,508)	(1,381,159)

Preferred stock issued for cash	-	-	180,000	1,800	350,000	350,000	-	-	178,200	-	530,000

Common stock issued for cash	-	-	-	-	-	-	3,326,677	1,957	2,154,042	-	2,155,999

Series C preferred stock converted to common stock	-	-	-	-	(1,502,000)	(1,502,000)	2,503,333	1,502	1,500,498	-	-

Common stock issued in exchange for services	-	-	-	-	-	-	1,443,706	866	937,543	-	938,409

Common stock issued in connection with acquisition of Brands on Demand	-	-	-	-	-	-	666,667	400	69,600	-	70,000
											-
Reverse merger with Maximus			-	-	-	-	511,500	(319,545)	48,312	-	(271,233)

Common stock and Series A preferred stock issued in exchange for Series B preferred stock	504,763	5,048	(1,549,643)	(15,496)	-	-	5,000,000	50	10,399	-	1

Common stock issued in connection with acquisitions of Home Preview Channel and Loop Networks	-	-	-	-	-	-	6,022,999	60	6,143,399	-	6,143,459

Detachable warrants issued in connection with debt restructure	-	-	-	-	-	-	-	-	181,130	-	181,130

Fractional share adjustment	-	-	-	-	-	-	(55,917)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(3,045,831)	(3,045,831)

Balances, February 28, 2009	504,763	$5,048	-	$-	-	$-	24,668,242	$247	$23,412,819	$(18,097,339)	$5,320,775

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cashflows
For the Years Ended February 28, 2009 and February 29, 2008

	2/28/2009	2/29/2008
	(As Restated)	(As Restated)
Cash flow from operating activities:
Net loss	$(3,045,831)	$(4,751,602)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	436,471	2,728
Loss on impairment of asset	-	261,288
Loss on forgiveness of related party debt	-	2,273,753
Discount on note payable	(181,300)	-
Stock based compensation and extinguishment of debt	938,409	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(77,534)	154,681
(Increase) decrease in prepaid expenses and other current assets	(15,612)	118,055
Increase in accounts payable and accrued expenses	128,702	54,736
Increase in other current liabilities	112,500	-
Net cash (used in) operating activities	(1,704,195)	(1,886,361)

Cash flows from investing activities:
Purchase of furniture, software and equipment	-	100,567
Technology development costs	(514,999)	-
Proceeds received from note receivable	-	20,000
Net cash provided by (used in) investing activities	(514,999)	120,567

Cash flows from financing activities:
Payments on notes payable	(83,204)	(849,876)
Net payments of related party loans	(117,318)	-
Payments of capital lease payable	(41,853)	(30,294)
Proceeds from the sale of common stock and preferred stock	2,686,000	2,611,958
Purchase of common stock of Maximus	(200,000)	-
Cash payment for acquistion of Brands on Demand	(70,000)	-
Net cash provided by financing activities	2,173,625	1,731,788

Net increase (decrease) in cash	(45,568)	(34,006)

Cash at beginning of period	64,369	98,375

Cash at end of period	$18,801	$64,369

Supplemental disclosure:
Cash paid for interest	$19,091	$31,016

Non-cash investing and financing activities:
Security deposits, equipment and goodwill acquired by common stock issuance in connection with acquisitions of Home Preview Channel and Loop Networks	$7,251,967
Contingent liabilities assumed in connection with purchase of Maupintour LLC	$420,042

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

Goodwill and Intangible Assets
In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives will be amortized over their useful lives.

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $18,097,339 and a working capital deficit of $1,582,950 at February 29, 2009, net losses for the year ended February 29, 2009 of $3,045,831 and cash used in operations during the year ended February 29, 2009 of $1,704,195.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.

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

Next 1 Interactive, Inc.

Note 3 – Property and Equipment

Property and equipment consisted of the following at February 28/29:

	2009	2008

Leased equipment	$177,754	$177,754
Furniture and equipment	21,069	6,049
Software	92,557	1,044,444
	291,380	1,228,247
Less: Accumulated depreciation	(100,615)	(1,051,336)
Net property and equipment	$190,765	$176,911

Note 4 – Acquisitions and Intangible Assets

In August 2008, the Company paid $70,000 and issued approximately 667,000 shares of common stock to acquire controlling shares in Brands on Demand (“BOD”). Prior to the acquisition, the Company had been working with BOD in order to develop certain video applications for its nextrip.com website. Management believed that the combined entities would better position the Company to capture new revenue streams by focusing efforts in travel and hopefully position the company as a leader that could capture more advertisers as they began to embrace video. Through this purchase the Company intended to develop several new media solutions and relationships to offer to its advertisers including, a hybrid web property that was both, a niche portal and social network, social networking tools within the site as well as brand/fan page development for clients and customized micro sites built for clients called Showcases.

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

Next 1 Interactive, Inc.

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

Next 1 Interactive, Inc.

The following unaudited pro forma consolidated results of operations have been prepared as if the HPC acquisition had occurred at the beginning of the respective periods below:

	Fiscal 2008	Fiscal 2007
	(unaudited)	(unaudited)
Revenues	$2,977,535	$4,889,591
Loss from operations	(3,267,879)	(3,014,886)
Loss before extraordinary items	(3,595,361)	(5,716,274)
Net loss	(3,595,361)	(5,716,274)

Loss per share, basic and dilutive	$(0.27)	$(0.97)

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

Next 1 Interactive, Inc.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the Loop acquisition had occurred at the beginning of the respective periods below:

	Fiscal 2008	Fiscal 2007
	(unaudited)	(unaudited)
Revenues	$2,755,608	$3,858,142
Loss from operations	(3,826,675)	(2,769,282)
Loss before extraordinary items	(4,506,960)	(5,441,464)
Net loss	(4,506,960)	(5,441,464)

Loss per share, basic and dilutive	$(0.34)	$(0.70)

Next 1 Interactive, Inc.

The capitalized intellectual property recorded with the Loop Networks and HPC acquisitions is $7,052,964. The following table sets forth intangible assets, including accumulated amortization:

	February 28, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Value

Supplier Relationships	$1,349,135	$64,245	$1,284,890
Technology	5,703,829	271,611	5,432,218

Totals	$7,052,964	$335,855	$6,717,109

Intangible assets are amortized on a straight-line basis over their expected useful lives which are estimated to be 7 years. Amortization expense related to intangible assets was $335,855 for the year ended February 28, 2009.

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

Next 1 Interactive, Inc.

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

Next 1 Interactive, Inc.

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

Preferred Stock
During the year ended February 28, 2009, the Company issued 180,000 shares of Series B Preferred Stock and 350,000 shares of Series C Preferred Stock in exchange for $530,000.

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

Next 1 Interactive, Inc.

During the year ended February 28, 2009, the Company issued 3,260,000 shares of common stock in exchange for cash of $1,956,000.

During the year ended February 28, 2009, the company issued approximately 1,450,000 shares in exchange for services rendered and accrued interest valued at approximately $938,000. The value of the common stock issued was based on the value of shares sold for cash.

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

Next 1 Interactive, Inc.

Stock-based compensation awarded non-employees is accounted for under the provisions of EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services”.

The fair value of equity instruments exchanged for services rendered was taken at the date of issuance.  Shares were unvested and issued upon the signing of the individual agreement and were therefore expensed in the period incurred.  During the fiscal year ending February 28, 2009, the Company issued approximately 1,450,000 shares in exchange for services rendered and accrued interest valued at approximately $938,000.

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

Note 9 – Income taxes

As of February 28, 2009, the Company had approximately $13,700,000 of U.S. federal and state net operating loss carryforwards available to offset future taxable income which begin expiring in 2026, if not utilized.  Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at February 28, 2009.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

Next 1 Interactive, Inc.

Tax benefit computed at “expected” statutory rate	$1,036,000
State income taxes, net of benefit	-0-
Other permanent differences	-0-
Increase in valuation allowance	(1,036,000)
Net income tax benefit	$-

The Company’s deferred tax asset account consisted of the following at February 28, 2009:

Net operating loss carryforwards	$4,658,000
Valuation allowance	(4,658,000)
Net deferred tax asset	$-

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

Rent expense for the years ended February 28, 2009 and February 29, 2008 was $229,838 and $236,190.

Other Matters
In December 2005, the Company acquired Maupintour LLC On March 1, 2007. The Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007 the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities as a result of this matter and has recorded an accrual in other current liabilities at February 28, 2009.

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

The tables below present information about reportable segments for the years ended February 28, 2009 and February 29, 2008:

	2/28/2009	2/29/2008
Revenues
Media	$613,017	$-
Travel	2,142,591	3,858,142
Consolidated revenues	$2,755,608	$3,858,142

	2/28/2009	2/29/2008
Operating Expense
Media	$1,873,186	$-
Travel	650,920	1,682,709
Segment expense	$2,524,106	$1,682,709
Corporate	1,326,107	1,975,904
Consolidated operating expense	$3,850,213	$3,658,613

Next 1 Interactive, Inc.

Depreciation and amortization
Media	$436,471	$-
Travel	-	405,321
Segment total	$436,471	$405,321
Corporate	-	-
Consolidated depreciation	$436,471	$405,321

The table below shows information regarding segment assets:

	2/28/2009	2/29/2008
Segment Assets
Media	$7,347,670	$-
Travel	363,389	47,309
Segment total	$7,711,059	$47,309
Corporate	181,378	362,220
Total Assets	$7,892,437	$409,529

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

Note 13 – Restatement

The Company has restated its previously issued fiscal 2009 consolidated financial statements due to an increase in the valuation of common shares exchanged for services and amortization of intellectual property. The accompanying financial statements for fiscal 2009 have been restated to reflect the corrections. Accumulated deficit at February 28, 2009 increased by $1,202,264 as a result of the change to the valuation of common shares exchanged for services and amortization of intellectual property. In addition, the recapitalization entry recorded in the equity statement in fiscal 2008 was reversed thereby increasing both accumulated deficit and additional paid-in capital by $10,684,125 at March 1, 2008. Also, the accumulated deficit was increased by $129,736 as a result of eliminating the entry to record the accumulated earnings of Maximus.

Next 1 Interactive, Inc.

The following is a summary of the restatements for 2009:

Increase in valuation of common shares exchanged for services	$866,409
Amortization of intellectual property	335,855

Total increase in FY2009 net loss	$1,202,264

The effect on the Company’s previously issued fiscal 2009 financial statements is summarized as follows:

Balance Sheet as of February 28, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Current Assets	$288,435	$-	$288,435

Total Assets	$8,228,292	$(335,855)	$7,892,437

Current Liabilities	$1,871,385	-	$1,871,385

Total Liabilities	2,571,662	-	2,571,662

Stockholders' Deficit:

Equity	5,295	-	5,295

Additional Paid-In Capital	11,732,549	11,680,270	23,412,819

Accumulated Deficit	(6,081,214)	(12,016,125)	(18,097,339)

Total Liabilities and Stockholders' Deficit	$8,228,292	$(335,855)	$7,892,437

Next 1 Interactive, Inc.

Statement of Operations for the Fiscal Year Ended February 28, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Revenues	$2,755,608	$-	$2,755,608

Cost of revenues	1,410,113	-	1,410,113

Gross profit	1,345,495	-	1,345,495

Operating expenses	3,084,420	1,202,264	4,286,684

(Loss) from operations	(1,738,925)	(1,202,264)	(2,941,189)

Other (expense)	(104,642)	-	(104,642)

Net (loss)	$(1,843,567)	$(1,202,264)	$(3,045,831)

The Company has restated its previously issued fiscal 2008 consolidated financial statements due to the inclusion of an incorrect version of the prior period statements being reported. The matters are related to the following previously reported items: accounts payable and accrued expenses; additional paid-in capital; accumulated deficit; revenues; cost of revenues; sales and promotion expense; general and administrative; loss on forgiveness of debt; weighted average number of shares outstanding; and basic and diluted loss per share. The accompanying financial statements for fiscal 2008 have been restated to reflect the corrections. In addition, the recapitalization entry previously recorded in the equity statement was reversed thereby increasing both accumulated deficit and additional paid-in capital by $10,684,125 at March 1, 2008.

Next 1 Interactive, Inc.

The following is a summary of the restatements for 2008:

Decrease of previously reported revenues, net of related cost of revenues	$(197,810)
Reduction of operating expenses	447,360
Increase of loss on forgiveness of debt	(1,513,810)

Total increase in FY2008 net loss	$(1,264,260)

The effect on the Company’s previously issued fiscal 2008 financial statements is summarized as follows:

Balance Sheet as of February 29, 2008

	Previously	Increase
	Reported	(Decrease)	Restated

Current Assets	$232,618	$-	$232,618

Total Assets	$409,529	$-	$409,529

Current Liabilities	1,519,161	(151,878)	1,367,283

Total Liabilities	1,942,566	(151,878)	1,790,688

Stockholders' Deficit:

Equity	1,480,653	-	1,480,653

Additional Paid-In Capital	5,357,967	6,831,729	12,189,696

Accumulated Deficit	(8,371,656)	(6,679,852)	(15,051,508)

Total Liabilities and Stockholders' Deficit	$409,530	$(1)	$409,529

Next 1 Interactive, Inc.

Statement of Operations for the Fiscal Year Ended February 29, 2008

	Previously	Increase
	Reported	(Decrease)	Restated

Revenues	$4,148,172	$(290,030)	$3,858,142

Cost of revenues	1,971,521	(92,220)	1,879,301

Gross profit	2,176,651	(197,810)	1,978,841

Operating expenses	4,511,294	(447,360)	4,063,934

(Loss) from operations	(2,334,643)	249,550	(2,085,093)

(Loss) on forgiveness of debt	(759,943)	(1,513,810)	(2,273,753)

Other (expense)	(392,756)	-	(392,756)

Net (loss)	$(3,487,342)	$(1,264,260)	$(4,751,602)

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

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of February 28, 2009.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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

Person and Position:	Age:	Director Since:
James Whyte — Chairman of the Board	62	2008

Person and Position:	Age:	Director Since:
William Kerby — Chief Executive Officer and Vice Chairman (Principal Executive Officer)	51	2008

Richard Sokolowski — Chief Financial Officer (Principal Financial/Accounting Officer)	56	--

Anthony Byron — Chief Operating Officer and and Director	55	2008

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

Name and principal position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Whyte	2009	0	0	0	0	0	0	0	0
Chairman of the Board	2008	0	0	0	0	0	0	0	0

William Kerby	2009	300,000	0	0	0	0	0	14,400	314,400
CEO and Vice Chair (1)	2008	300,000						14,400	314,400

David Fisher	2009	0	0	0	0	0	0	0	0
Former CFO(2)	2008	44,000	0	52,250	0	0	0	0	96,250

Bradford Heureux	2009	0	0	0	0	0	0	0	0
Former CMO (3) and Director (3)	2008	150,000	0	100,000	0	0	0	0	250,000

Anthony Byron	2009	140,000	100,000	0	0	0	0	0	240,000
COO and Director (4)	2008	0	0	0	0	0	0	0	0

Teresa McWilliams	2009	140,000	0	0	0	0	0	0	140,000
CFO (5)(6)	2008	12,500	0	0	0	0	0	0	12,500

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
2008

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0
2008

PART IV
Item 15.  Exhibits and Financial Statement Schedules.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation of Maximus (1)

3.1.1	Amended Articles of Incorporation of Maximus (1)

3.1.2	Amendment to the Articles of Incorporation of Maximus (4)

3.2.1	Bylaws of Next 1 Interactive, Inc. (1)

3.2.2	Bylaws of Extraordinary Vacations USA, Inc. (4)

4.1	Form of Common Stock Certificate (4)

4.2	Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (4)

10.1	Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (2)

10.2	Employment Agreement between the Company and William Kerby (4)

10.3	Employment Agreement between the Company and Teresa McWilliams (4)

10.4	Consulting Agreement between the Company and Anthony Byron (4)

10.5	Purchase of all Shares of Home Preview Channel (5)

10.6	Purchase of 100% of the issued and outstanding shares of Loop Networks (5)

14.1	Code of Ethics (4)

14.2	Code of Business Conduct (4)

16.1	Letter, dated October 10, 2008, by Malone & Bailey, P.C., registered independent public auditors (3)

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

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630) filed on August 14, 2006.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (SEC File No. 333-154177) filed on October 10, 2008.

(3)	Incorporated by reference from the Company’s Registration Statement on Form 8-K filed on October 10, 2008.

(4)	Incorporated by reference from the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009.

(5)	Incorporated by reference from the Company’s Purchase Agreements on Form 8-K filed November 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 11, 2010		NEXT 1 INTERACTIVE, INC.

	By:	/s/ WILLIAM KERBY
William Kerby Chief Executive Officer and Vice Chairman (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM KERBY	Chief Executive Officer and Vice Chairman	January 11, 2010
William Kerby	(Principal Executive Officer)

/s/ RICHARD SOKOLOWSKI	Chief Financial Officer	January 11, 2010
Richard Sokolowski	(Principal Financial and Accounting Officer)

/s/ JAMES WHYTE	Chairman of the Board	January 11, 2010
James Whyte

/s/ ANTHONY BYRON	Chief Operating Officer and Director	January 11, 2010
Anthony Byron