Form 10-Q/A
period 2009-05-31
Next 1 Interactive, Inc.
filed 2010-01-11
CIK 1372183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	May 31, 2009	February 28, 2009
	(As Restated)	(As Restated)
Assets
Current Assets
Cash	$13,376	$18,801
Accounts receivable, net of allowance for doubtful accounts	105,468	125,783
Prepaid expenses and other current assets	8,470	15,612
Security deposits	102,317	128,239
Total current assets	229,631	288,435

Property and equipment, net	172,128	190,765
Other assets	144,904	181,130
Development costs	514,998	514,998
Intellectual property	6,465,217	6,717,109
Total assets	$7,526,878	$7,892,437

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank overdrafts	$56,391	$-
Accounts payable and accrued expenses	1,018,176	968,452
Other current liabilities	630,649	550,291
Related party notes payable	191,107	221,513
Capital lease payable - current portion	43,163	43,163
Notes payable - current portion	130,000	87,966
Total current liabilities	2,069,486	1,871,385

Capital lease payable - long-term portion	61,424	71,470
Notes payable - long-term portion	616,773	628,807

Total liabilities	2,747,683	2,571,662

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 504,379 and 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	5,048	5,048
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 25,502,167 and 24,668,231 shares issued and outstanding at May 31, 2009 and February 28, 2009 respectively	257	247
Additional paid-in-capital	24,108,153	23,412,819
Accumulated deficit	(19,334,263)	(18,097,339)
Total stockholders' equity (deficit)	4,779,195	5,320,775

Total liabilities and stockholders' equity (deficit)	$7,526,878	$7,892,437

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	May 31
	2009	2008
	(As Restated)
Revenues
Travel and commission revenues	$165,104	$780,442
Advertising revenues	26,311	-
Total revenues	191,415	780,442

Cost of revenues	112,388	576,574

Gross profit	79,027	203,868

Operating expenses
Salaries & benefits	366,870	400,662
Selling and promotions expense	24,025	24,025
General & administrative	852,202	325,847
Total operating expenses	1,243,097	750,534

Operating income (loss)	(1,164,070)	(546,666)

Other income/(expense)
Interest expense	(62,728)	(22,989)
Loss on forgiveness of debt	(10,213)	-
Other expenses	88	(6,841)
Total other income (expense)	(72,853)	(29,830)

Net loss	$(1,236,923)	$(576,496)

Weighted average number of shares outstanding	25,109,083	7,749,461

Basic and diluted net loss per share	$(0.05)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	May 31
	2009	2008
	(As Restated)
Cash flow from operating activities:
Net loss	$(1,236,923)	$(576,496)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on forgiveness of debt	10,213	-
Depreciation and amortization	270,528	-
Amortization of discount on notes payable	36,226	-
Stock based compensation and extinguishment of debt	281,195	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	20,315	(143,062)
(Increase) decrease in prepaid expenses and other current assets	7,142	(11,907)
Increase (decrease) in accounts payable and accrued expenses	39,510	(119,970)
Increase in other current liabilities	80,358	-
Net cash (used in) operating activities	(491,436)	(851,435)

Cash flows from investing activities:
Purchase of furniture, software and equipment	-	132,808
Technology development costs	-	(136,328)
Increase in decurity seposits	25,922	(23,189)
Proceeds received from note receivable	-	(20,000)
Net cash provided by (used in) investing activities	25,922	(46,709)

Cash flows from financing activities:
Bank overdraft	56,391	(22,360)
Net payments of related party loans	(30,407)	(9,760)
Proceeds from note payable	30,000	-
Payments of capital lease payable	(10,046)	(19,789)
Proceeds from the sale of common stock and preferred stock	414,150	1,142,149
Net cash provided by financing activities	460,088	1,090,240

Net increase (decrease) in cash	(5,425)	192,097

Cash at beginning of period	18,801	64,369

Cash at end of period	$13,376	$256,465

Supplemental disclosure:
Cash paid for interest	$6,878	$5,181

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

GOODWILL AND INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives will be amortized over their useful lives. Amortization expense for the three months ended May 31, 2009 and 2008 was $251,892 and $0, respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $19,334,263 and $18,097,339 and a working capital deficit of $1,839,855 and $1,582,950 at May 31, 2009 and February 28, 2009, respectively, net losses for the quarters ended May 31, 2009 and May 31, 2008 of $1,236,923 and $576,496, respectively and cash used in operations during the three months ended May 31, 2009 and May 31, 2008 of $491,436 and $851,435, respectively.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.  The Company has continued to raise funds through private placements with third party.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial  resources  have prevented the Company from aggressively advertising its products and services to achieve consumer  recognition.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has two notes payable with directors and officers for approximately $144,600.   The notes bear interest at 18 % and 4% per year and have no stated maturity date. Interest expense on the loan was approximately $7,150 for each of the quarters ended May 31, 2009 and 2008.

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

The table below presents information about reportable segments for the three month period ended May 31, 2009 and May 31, 2008:

	5/31/2009	5/31/2008
Revenues
Media	$26,311	$-
Travel	165,104	780,442
Consolidated revenues	$191,415	$780,442

	5/31/2009	5/31/2008
	(As Restated)	(As Restated)
Operating Expense
Media	$403,556	$-
Travel	207,150	424,687
Segment Expense	610,706	424,687
Corporate	361,863	325,847
Consolidated operating expense	$972,569	$750,534

Depreciation and Amortization
Media	$8,766	$-
Travel	9,870	-
Segment Total	18,636	-
Corporate	251,892
Consolidated depreciation and amortization	$270,528	$-

The Company did not generate any revenues outside the United States for quarters ended May 31, 2009 and 2008, and the Company did not have any assets located outside the United States.

NOTE 10 – SUBSEQUENT EVENTS

During the next quarter, the company anticipates completing the acquisition of certain rights, trademarks and other intangible property of Resort and Residence TV from its parent company, Televisual Media Works LLC (“Seller”). In exchange for these assets the Company will pay $250,000. In addition, the Company is required to pay the Seller $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company will also issue a $3,000,000 zero coupon debenture to the Seller payable on June 9th 2012. The debenture bears interest at 5% annually payable in full upon maturity. The debenture also entitles the holder to receive 20% of all profits earned from the specified purchased assets through maturity, with such proceeds going towards the retirement of the debt. In connection with the agreement, the seller will also  receive $3,500,000 of Series B Preferred Stock of the Company to collateralize the final loan payment of $3,500,000 due June 9, 2019. The Preferred Series B shares mature June 9, 2019. The seller has the right to convert the Preferred Series B shares into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Series B. The Company has the right to redeem or force conversion of the shares after the first year of operation of the network. Should the Company fail to repay the $3,500,000 loan on June 9, 2019, interest thereafter will be fixed at 1% per year until such time as the loan is repaid or the Preferred Series B shares are converted.

In June 2009, the Company received notice from a vendor that it would accept certain payment terms to settle a past balance due. In response to the settlement the Company paid the vendor $185,000 and will pay 10 monthly installments of $18,500.

NOTE 11 – INTANGIBLE ASSETS

The following table sets forth intangible assets, including accumulated amortization:

	May 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Value
Supplier Relationships	$1,349,135	$112,428	$1,236,707
Technology	5,703,829	475,319	5,228,510
Totals	$7,052,964	$587,747	$6,465,217

Intangible assets are amortized on a straight-line basis over their expected useful lives which are estimated to be 7 years. Amortization expense related to intangible assets was $251,892 for the three months ended May 31, 2009.

NOTE 12 – RESTATEMENT

The Company has restated its previously issued May 31, 2009 quarterly consolidated financial statements due to an increase in the valuation of common shares exchanged for services during the fiscal year ended February 28, 2009 and amortization of intellectual property beginning November, 2008. The accompanying financial statements for the quarter ended May 31, 2009 have been restated to reflect the corrections, the result of which increased accumulated deficit by $1,454,156. In addition, the recapitalization entry recorded in the equity statement in fiscal 2008 was reversed thereby increasing both accumulated deficit and additional paid-in capital by $10,684,125 at March 1, 2008. Also, the accumulated deficit was increased by $129,736 as a result of eliminating the entry to record the accumulated earnings of Maximus.

The following is a summary of the restatements for the quarter ended May 31, 2009:

Amortization of intellectual property	$251,892

Total increase in FY2010-Q1 net loss	$251,892

The effect on the Company’s previously issued fiscal 2009 financial statements is summarized as follows:

Balance Sheet as of May 31, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Current Assets	$229,631	$-	$229,631

Total Assets	$8,114,625	$(587,747)	$7,526,878

Current Liabilities	2,069,486	-	2,069,486

Total Liabilities	2,747,683	-	2,747,683

Stockholders' Deficit:
Equity	5,305	-	5,305
Additional Paid-In Capital	12,427,883	11,680,270	24,108,153
Accumulated Deficit	(7,066,246)	(12,268,017)	(19,334,263)

Total Liabilities and Stockholders' Deficit	$8,114,625	$(587,747)	$7,526,878

Statement of Operations for the three-month period ended May 31, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Revenues	$191,415	$-	$191,415

Cost of revenues	112,388	-	112,388

Gross profit	79,027	-	79,027

Operating expenses	991,205	251,892	1,243,097

(Loss) from operations	(912,178)	(251,892)	(1,164,070)

Other (expense)	(72,853)	-	(72,853)

Net (loss)	$(985,031)	$(251,892)	$(1,236,923)

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

At May 31, 2009, our total assets were $7,526,878, compared to $7,892,437 at February 28, 2009. This decrease was due to small reductions in all asset classes.

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

Net Loss. We had a net loss of $1,236,923 for the three months ended May 31, 2009 compared to a net loss of $576,496 for the three months ended May 31, 2008. The loss increase from 2008 to 2009 was primarily due to the reduction in revenues while positioning the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television. In addition, there was an increase in amortization of intangibles of $251,892 during the three months ended May 31, 2009.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees. Our total operating expenses increased from $750,534 for the three months ended May 31, 2008 to $1,243,097 for the three months ended May 31, 2009. The increase from 2008 to 2009 was primarily due to the cost required to position the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television. In addition, there was an increase in amortization of intangibles of $251,892 during the three months ended May 31, 2009.

Liquidity and Capital Resources

At May 31, 2009, we had total current assets of $229,631, consisting primarily of accounts receivable and security deposits. Current liabilities of $2,069,486 consisting primarily of accounts payable and accrued expenses. The Company has accumulated a net loss from inception through May 31, 2009 of $19,334,263. Stockholders’ equity as of May 31, 2009 was $4,779,195. The Company has recorded gross revenues of $191,415 for the three months ended May 31, 2009.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represent a material weakness as reported in the February 28, 2009 Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert.  Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Dated:  January 11, 2010

NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

/s/ Richard Sokolowski
Richard Sokolowski,
Chief Financial Officer
(Principal Financial and Accounting Officer)