Form 10-Q/A
period 2009-08-31
Next 1 Interactive, Inc.
filed 2010-01-11
CIK 1372183

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

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2009	February 28, 2009
	(As Restated)	(As Restated)
Assets
Current Assets
Cash	$65,364	$18,801
Accounts receivable, net of allowance for doubtful accounts	123,863	125,783
Prepaid expenses and other current assets	10,258	15,612
Security deposits	89,683	128,239
Total current assets	289,168	288,435

Property and equipment, net	153,673	190,765
Other assets	124,822	181,130
Development costs	514,998	514,998
Intellectual property	13,094,984	6,717,109
Total assets	$14,177,645	$7,892,437

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank overdrafts	$69,724	$-
Accounts payable and accrued expenses	1,068,458	968,452
Other current liabilities	673,788	550,291
Related party notes payable	158,127	221,513
Capital lease payable - current portion	47,340	43,163
Notes payable - current portion	802,963	87,966
Total current liabilities	2,820,400	1,871,385

Capital lease payable - long-term portion	46,717	71,470
Notes payable - long-term portion	6,785,469	628,807

Total liabilities	9,652,586	2,571,662

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized;
and 873,625 and 504,763 shares issued and outstanding at
August 31, 2009 and February 28, 2009 respectively	8,736	5,048
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 shares issued and outstanding at August 31, 2009
and February 28, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 shares issued and outstanding at August 31, 2009
and February 28, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized;
28,731,229 and 24,668,231 shares issued and outstanding at
August 31, 2009 and February 28, 2009 respectively	287	247
Additional paid-in-capital	26,198,465	23,412,819
Accumulated deficit	(21,682,429)	(18,097,339)
Total stockholders' equity (deficit)	4,525,059	5,320,775

Total liabilities and stockholders' equity (deficit)	$14,177,645	$7,892,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31		August 31
	2009	2008	2009	2008
	(As Restated)		(As Restated)
Revenues
Travel and commission revenues	$263,791	$785,703	$428,895	$1,566,145
Advertising revenues	64,595	-	90,906	-
Total revenues	328,386	785,703	519,801	1,566,145

Cost of revenues	485,942	706,287	598,330	1,282,861

Gross profit	(157,556)	79,416	(78,529)	283,284

Operating expenses
Salaries & benefits	625,580	414,571	992,450	815,233
Selling and promotions expense	25,660	17,271	49,685	41,296
General & administrative	1,411,685	527,452	2,263,887	853,299
Total operating expenses	2,062,925	959,294	3,306,022	1,709,828

Operating income (loss)	(2,220,480)	(879,878)	(3,384,550)	(1,426,544)

Other income/(expense)
Interest expense	(128,687)	(13,936)	(191,415)	(36,925)
Loss on forgiveness of debt	0	-	(10,213)	-
Other	1,001	(288,489)	1,089	(295,330)
Total other income (expense)	(127,686)	(302,425)	(200,539)	(332,255)

Net loss	$(2,348,166)	$(1,182,303)	$(3,585,089)	$(1,758,799)

Weighted average number of shares outstanding	26,500,557	10,787,252	25,804,820	10,774,780

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.14)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	August 31
	2009	2008
	(As Restated)
Cash flow from operating activities:
Net loss	$(3,585,089)	$(1,758,799)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on forgiveness of debt	10,213	-
Depreciation and amortization	541,056	-
Amortization of discount on notes payable	72,452	-
Stock based compensation and extinguishment of debt	1,102,228	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,920	(130,015)
(Increase) decrease in prepaid expenses and other current assets	5,354	-
Increase (decrease) in accounts payable and accrued expenses	295,314	(228,156)
Increase in other current liabilities	123,497	-
Net cash (used in) operating activities	(1,433,055)	(2,116,970)

Cash flows from investing activities:
Purchase of furniture, software and equipment	-	10,391
Cash paid in connection with purchase of assets of Resorts and Residence TV	(175,000)	-
Technology development costs	-	(270,000)
Decrease (increase) in security deposits	38,556	(208,189)
Net cash provided by (used in) investing activities	(136,444)	(467,798)

Cash flows from financing activities:
Bank overdraft	69,724	-
Net payments of related party loans	(69,489)	(199,381)
Proceeds from note payable	165,000	(20,385)
Payments of capital lease payable	(20,724)	-
Proceeds from the sale of common stock and preferred stock	1,471,550	2,883,292
Net cash provided by financing activities	1,616,061	2,663,526

Net increase (decrease) in cash	46,563	78,759

Cash at beginning of period	18,801	64,369

Cash at end of period	$65,364	$143,127

Supplemental disclosure:
Cash paid for interest	$9,185	$11,000

Supplemental disclosure of non-cash investing and financing activities:
During the six months ended August 31, 2009, the Company acquired intangible and tangible assets of approximately $6,800,000 in exchange for debt.

During the six months ended August 31, 2009, the Company issued preferred stock to two officers as payment in lieu of salary accrued of approximately $265,000.

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

GOODWILL AND INTANGIBLE ASSETS
In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives will be amortized over their useful lives. Amortization expense for the three months ended August 31, 2009 and 2008 was $251,892 and $0, respectively. Amortization expense for the six months ended August 31, 2009 and 2008 was $503,784 and $0, respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $21,682,429 and $18,097,339 and a working capital deficit of $2,531,231 and $1,582,950 at August 31, 2009 and February 28, 2009, respectively, net losses for the six months ended August 31, 2009 and August 31, 2008 of $3,585,089 and $1,758,799, respectively and cash used in operations during the six months ended August 31, 2009 and August 31, 2008 of $1,433,055 and $2,116,970, respectively.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.  The Company has continued to raise funds through private placements with third party.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

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

	Three Months Ended		Six Months Ended
	August 31		August 31
	2009	2008	2009	2008
	(As Restated)		(As Restated)
Revenues
Media	$64,595	$-	$90,906	$-
Travel	263,791	785,703	428,895	1,566,145
Consolidated revenues	$328,386	$785,703	$519,801	$1,566,145

Operating Expense
Media	$807,412	$-	$1,210,968	$-
Travel	158,288	414,592	365,438	839,279
Segment Expense	965,700	414,592	1,576,406	839,279
Corporate	826,696	527,452	1,188,559	853,299
Consolidated operating expense	$1,792,397	$942,044	$2,764,966	$1,692,578

Depreciation and Amortization
Media	$8,766	$-	$17,532	$-
Travel	9,870	17,250	19,740	17,250
Segment Total	18,636	17,250	37,272	17,250
Corporate	251,892	-	503,784	-
Consolidated operating expense	$270,528	$17,250	$541,056	$17,250

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

In connection with the Agreement, Televisual Media also receives $3,500,000 of Secured Series Convertible Preferred Stock (the “Preferred Stock”) of the Company which collateralizes the final loan payment of $3,500,000 due June 9, 2019. Accordingly, the Preferred Stock is classified as a long-term liability on the balance sheet and has a mandatory redemption date of June 9, 2019. Televisual Media has the right to convert the Preferred Stock into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Stock. The Company has the right to redeem or force conversion of the Preferred Stock after the first year of operation of the network.  Should the Company fail to repay the $3,500,000 loan on June 9, 2019, interest thereafter will be fixed at 1% per year until such time as the loan is repaid or the Preferred shares are converted. The Preferred Stock is secured by all of the assets of RRTV.

As of August 31, 2009, the Company has not authorized or issued the Secured Series Convertible Preferred Stock.

Except for the Agreement, there is no material relationship between the Company or its affiliates and any of the parties to the Agreement.

NOTE 11 – INTANGIBLE ASSETS

The following table sets forth intangible assets, including accumulated amortization:

	August 31, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Value
Supplier Relationships	$1,349,135	$160,611	$1,188,524
Technology	5,703,829	679,027	5,024,802
Intellectual Property	6,881,659	-	6,881,659
Totals	$13,934,623	$839,639	$13,094,984

Intangible assets are amortized on a straight-line basis over their expected useful lives which are estimated to be 7 years. Amortization expense related to intangible assets was $503,784 for the six months ended August 31, 2009. Intellectual Property is directly related to the assets acquired in the RRTV transaction (See Note 10). The allocation of the RRTV Intellectual Property in to its various intangible components will be finalized with the filing of the fiscal 2010 10-K.

NOTE 12 – RESTATEMENT

The Company has restated its previously issued August 31, 2009 quarterly consolidated financial statements due to an increase in the valuation of common shares exchanged for services during the fiscal year ended February 28, 2009 and amortization of intellectual property beginning November, 2008. The accompanying financial statements for the quarter ended May 31, 2009 have been restated to reflect the corrections, the result of which increased accumulated deficit by $1,706,048. In addition, the recapitalization entry recorded in the equity statement in fiscal 2008 was reversed thereby increasing both accumulated deficit and additional paid-in capital by $10,684,125 at March 1, 2008. Also, the accumulated deficit was increased by $129,736 as a result of eliminating the entry to record the accumulated earnings of Maximus. Preferred shares to be issued to collateralize the $3,500,000 final payment on debt (present value of $2,418,696) incurred in the Resort and Residence TV asset acquisition was reclassified to long-term debt.

The following is a summary of the restatements for the quarter ended August 31, 2009:

Amortization of intellectual property FY2010-Q1	$251,892
Amortization of intellectual property FY2010-Q2	251,892

Total increase in FY2010-Q2 YTD net loss	$503,784

Balance Sheet as of August 31, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Current Assets	$289,168	$-	$289,168

Total Assets	$15,017,284	$(839,639)	$14,177,645

Current Liabilities	2,820,400	-	2,820,400

Total Liabilities	7,233,890	2,418,696	9,652,586

Preferred stock to be issued in connection with Resort and Residence TV Asset Acquisition	2,418,696	(2,418,696)	-

Stockholders' Deficit:
Equity	9,023	-	9,023
Additional Paid-In Capital	14,518,195	11,680,270	26,198,465

Accumulated Deficit	(9,162,520)	(12,519,909)	(21,682,429)

Total Liabilities and Stockholders' Deficit	$15,017,284	$(839,639)	$14,177,645

Statement of Operations for the three-month period ended August 31, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Revenues	$328,386	$-	$328,386

Cost of revenues	485,942	-	485,942

Gross profit	(157,556)	-	(157,556)

Operating expenses	1,811,033	251,892	2,062,925

(Loss) from operations	(1,968,589)	(251,892)	(2,220,481)

Other (expense)	(127,686)	-	(127,686)

Net (loss)	$(2,096,275)	$(251,892)	$(2,348,167)

Statement of Operations for the six-month period ended August 31, 2009

	Previously	Increase
	Reported	(Decrease)	Restated

Revenues	$519,801	$-	$519,801

Cost of revenues	598,330	-	598,330

Gross profit	(78,529)	-	(78,529)

Operating expenses	2,802,238	503,784	3,306,022

(Loss) from operations	(2,880,767)	(503,784)	(3,384,551)

Other (expense)	(200,539)	-	(200,539)

Net (loss)	$(3,081,306)	$(503,784)	$(3,585,090)

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

At August 31, 2009, our accounts receivable level was relatively consistent at $123,863 when compared to $125,783 at February 28, 2009.

At August 31, 2009, our total assets were $14,177,645, compared to $7,892,437 at February 28, 2009. This increase was due to the acquisition of the assets of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. See Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for discussion of the asset purchase.

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

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

Revenues. Our total revenues decreased 58% to $328,386 for the three months ended August 31, 2009, compared to $785,703 for the three months ended August 31, 2008, a decrease of $457,317. In addition to the general economic environment resulting in a decline in the travel and leisure industry, the decrease was due primarily to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees. Our total operating expenses increased 115% from $959,294 for the three months ended August 31, 2008 to $2,062,925 for the three months ended August 31, 2009, an increase of $1,103,631. The increase was primarily due to fees incurred in raising capital, paid primarily through equity awards. In addition, there was an increase in amortization of intangibles of $251,892 during the three months ended August 31, 2009.

Net Loss. Our net loss increased 99% to $2,348,166 for the three months ended August 31, 2009 compared to a net loss of $1,182,303 for the three months ended August 31, 2008, an increase of $1,165,863. In addition to fees incurred in raising capital, the loss increase was due to the reduction in revenues while positioning the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television. In addition, there was an increase in amortization of intangibles of $251,892 during the three months ended August 31, 2009.

Six Months Ended August 31, 2009 Compared to Six Months Ended August 31, 2008

Revenues. Our total revenues decreased 67% to $519,801 for the six months ended August 31, 2009, compared to $1,566,145 for the six months ended August 31, 2008, a decrease of $1,046,344. In addition to the general economic environment resulting in a decline in the travel and leisure industry, the decrease was due primarily to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees. Our total operating expenses increased 93% from $1,709,828 for the six months ended August 31, 2008 to $3,306,022 for the six months ended August 31, 2009, an increase of $1,596,194. The increase was primarily due to fees incurred in raising capital, paid primarily through equity awards. In addition, there was an increase in amortization of intangibles of $503,784 during the six months ended August 31, 2009.

Net Loss. Our net loss increased 104% to $3,585,089 for the six months ended August 31, 2009 compared to a net loss of $1,758,799 for the six months ended August 31, 2008, an increase of $1,826,290. In addition to fees incurred in raising capital, the loss increase was due to the reduction in revenues while positioning the Company for a change in its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television. In addition, there was an increase in amortization of intangibles of $503,784 during the six months ended August 31, 2009.

Liquidity and Capital Resources

At August 31, 2009, we had total current assets of $289,168, consisting primarily of accounts receivable and security deposits. Current liabilities of $2,820,400 consisting primarily of accounts payable, accrued expenses and current portion of note payable as a result of the asset purchase of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media, as discussed in Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. The Company has accumulated a net loss from inception through August 31, 2009 of $21,682,429. Stockholders’ equity as of August 31, 2009 was $4,525,059. The Company has recorded gross revenues of $519,801 for the six months ended August 31, 2009.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represent a material weakness as reported in the February 28, 2009 Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert.  Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended August 31, 2009.

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