Form 10-Q
period 2009-11-30
Next 1 Interactive, Inc.
filed 2010-01-19
CIK 1372183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	November 30, 2009	February 28, 2009

Assets
Current Assets
Cash	$-	$18,801
Accounts receivable, net of allowance for doubtful accounts	268,052	125,783
Prepaid expenses and other current assets	13,865	15,612
Security deposits	151,005	128,239
Total current assets	432,922	288,435

Property and equipment, net	135,542	190,765
Other assets	83,165	181,130
Development costs	514,998	514,998
Intellectual property, net	12,597,318	6,717,109
Total assets	$13,763,945	$7,892,437

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank overdraft	$15,635	$-
Accounts payable and accrued expenses	1,334,419	968,452
Other current liabilities	688,243	550,291
Related party notes payable	144,830	221,513
Capital lease payable - current portion	36,312	43,163
Notes payable - current portion	691,963	87,966
Total current liabilities	2,911,402	1,871,385

Capital lease payable - long-term portion	46,717	71,470
Notes payable - long-term portion	6,785,469	628,807

Total liabilities	9,743,588	2,571,662

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized;
and 579,763 and 504,763 shares issued and outstanding at
November 30, 2009 and February 28, 2009 respectively	5,798	5,048
Series B Preferred stock, $1 par value; 100,000,000 authorized; 0 shares issued and outstanding at November 30, 2009
and February 28, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 10,000,000 authorized; 0 shares issued and outstanding at November 30, 2009
and February 28, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized;
31,036,093 and 24,668,231 shares issued and outstanding at
November 30, 2009 and February 28, 2009 respectively	310	247
Additional paid-in-capital	28,286,727	23,412,819
Accumulated deficit	(24,272,478)	(18,097,339)
Total stockholders' equity (deficit)	4,020,357	5,320,775

Total liabilities and stockholders' equity (deficit)	$13,763,945	$7,892,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2009	2008	2009	2008

Revenues
Travel and commission revenues	$253,297	$985,195	$682,192	$2,365,568
Advertising revenues	255,952	-	346,858	-
Total revenues	509,249	985,195	1,029,050	2,365,568

Cost of revenues	896,637	227,815	1,494,967	1,581,874

Gross profit	(387,388)	757,380	(465,917)	783,694

Operating expenses
Salaries & benefits	483,494	173,069	1,475,944	1,032,414
Selling and promotions expense	21,575	(1,512)	71,260	39,784
General & administrative	1,517,633	1,200,694	3,781,520	2,053,993
Total operating expenses	2,022,702	1,372,251	5,328,724	3,126,191

Operating income (loss)	(2,410,090)	(614,871)	(5,794,641)	(2,342,497)

Other income/(expense)
Interest expense	(179,882)		(371,297)	(47,560)
Loss on forgiveness of debt	0	-	(10,213)	-
Other	(87)	1,507	1,002	-
Total other income (expense)	(179,969)	1,507	(380,508)	(47,560)

Net loss	$(2,590,058)	$(613,364)	$(6,175,148)	$(2,390,057)

Weighted average number of shares outstanding	29,420,892	7,724,516	27,016,912	7,724,516

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.23)	$(0.31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	November 30
	2009	2008
Cash flow from operating activities:
Net loss	$(6,175,148)	$(2,390,057)
Adjustments to reconcile net loss to net cash from
operating activities:
Loss on forgiveness of debt	10,213	-
Depreciation and amortization	1,057,357	106,964
Gain on forgiveness of debt payable to related parties	-	(139,536)
Amortization of discount on notes payable	108,678	-
Stock based compensation and extinguishment of debt	1,813,468	866,409

Changes in operating assets and liabilities:
Increase in accounts receivable	(142,269)	(43,369)
(Increase) decrease in prepaid expenses and other current assets	1,747	(303,572)
Decrease in other assets	10,713	-
Increase (decrease) in accounts payable and accrued expenses	364,355	(791,019)
Increase in other current liabilities	137,952	-
Net cash (used in) operating activities	(2,812,934)	(2,694,180)

Cash flows from investing activities:
Cash payment made in connection with asset acquisition	(250,000)	-
Increase in security deposits	(22,766)	-
Net cash used in investing activities	(272,766)	-

Cash flows from financing activities:
Bank overdraft	15,635	-
Net payments of related party loans	(76,683)	-
Payments of notes payable	-	(73,474)
Proceeds from note payable	135,000	-
Payments of capital lease payable	(31,604)	-
Proceeds from the sale of common stock, preferred stock and warrants	3,024,550	4,622,883
Issuance cost	-	(1,822,547)
Net cash provided by financing activities	3,066,898	2,726,862

Net increase (decrease) in cash	(18,802)	32,683

Cash at beginning of period	18,802	64,369

Cash at end of period	$-	$97,051

Supplemental disclosure:
Cash paid for interest	$14,094	$19,428

Supplemental disclosure of non-cash investing and financing activities:
During the nine months ended November 30, 2009, the Company acquired intangible and tangible assets of approximately $6,800,000 in exchange for debt.

During the nine months ended November 30, 2009, the Company issued preferred stock to two officers as payment in lieu of salary accrued of approximately $230,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT 1 INTERACTIVE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2009 included in the Company’s Annual Report on Form 10K and 10-K/A (Amendment No. 2) filed subsequent with the United States Securities and Exchange. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K and 10-K/A (Amendment No. 2) filed subsequent. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended November 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2010.

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

IMPAIRMENT OF LONG LIVED ASSETS
In accordance with Accounting Standards Codification 360-10 “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

GOODWILL AND INTANGIBLE ASSETS
The Company applies Accounting Standards Codification 350-20 “Goodwill and Other” which establishes accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives will be amortized over their useful lives. Amortization expense for the three months ended November 30, 2009 and 2008 was $497,666 and $83,964, respectively. Amortization expense for the nine months ended November 30, 2009 and 2008 was $1,001,450 and $83,964, respectively.

WEBSITE DEVELOPMENT COSTS
The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred.

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

INCOME TAXES
The Company accounts for income taxes under the liability method in accordance with Accounting Standards Codification 740-10 “Income Taxes”. Under this standard, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

Had income taxes been determined based on an effective tax rate of 37.6% consistent with the method of (ASC 740-40), the Company's net losses for all periods presented would not materially change.

EARNINGS (LOSS) PER SHARE
The Company computes earnings per share in accordance with the provisions of Accounting Standards Codification 260-10, “Earnings Per Share”, which establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive.  For loss periods common share equivalents are excluded from the calculation, as their effect would be anti-dilutive.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation”. (ASC 718-10) establishes standards for the accounting for transitions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments.

In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

RECENT ACCOUNTING PRONOUNCEMENT
In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $24,275,478 and $18,097,339 and a working capital deficit of $2,478,479 and $1,582,950 at November 30, 2009 and February 28, 2009, respectively, net losses for the nine months ended November 30, 2009 and November 30, 2008 of $6,175,149 and $2,390,057, respectively and cash used in operations during the nine months ended November 30, 2009 and November 30, 2008 of $3,312,934 and $2,694,180, respectively.  While the Company is attempting to increase sales, the growth has not been significant enough to support the Company’s daily operations.  The Company has continued to raise funds through private placements with third parties, primarily through the support of its directors and senior shareholders.  Management may attempt to raise additional funds by way of a public or private offering.  While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at November 30, 2009:

Leased equipment	$177,754
Furniture and equipment	21,250
Software	92,557
291,561
Less: Accumulated depreciation	(156,019)
Net property and equipment	$135,542

Depreciation expense for the nine months ended November 30, 2009 and 2008 was $55,908 and $23,000, respectively

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

The Company has a note payable with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note was approximately $309,000 of which approximately $100,000 was current at November 30, 2009.

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

In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance is considered a discount and is included in other assets at November 30, 2009 and is amortized monthly over the term of the note. Approximately $108,000 was amortized as interest expense for the nine months ended November 30, 2009.

Interest expense on the notes payable was $371,297 and $47,560 for the nine months ended November 30, 2009 and 2008 respectively.

NOTE 6 – CAPITAL LEASE PAYABLE

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011.

Interest expense on the lease was $14,094 and $19,428 for the nine months ended November 30, 2009 and 2008, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has three notes payable with directors and officers for approximately $102,000. Two of the three notes bear interest at 18% annually, and the third note at an annual rate of 4%. The notes have no stated maturity date.

The Company also has loans payable to two existing shareholders for approximately $46,000. The loans have no stated interest rate and no stated maturity date.

As discussed further in Note 6, the Company leases equipment under a capital lease from an existing shareholder.

Interest expense on the related party debt was approximately $38,000 and $15,000 for the nine months ended November 30, 2009 and 2008 respectively.

NOTE 8 – EQUITY

During the nine months ended November 30, 2009, the Company issued 1,546,000 shares of common stock for cash proceeds of $1,490,000. In addition, during the three months ended November 30, 2009, the Company issued 1,785,000 equity units for cash proceeds of $1,785,000. Each equity unit includes 1 share of common stock and 1 warrant exercisable at $2.00.

The Company also issued 1,022,000 shares of common stock for services valued at approximately $1,215,000 during the nine months ended November 30, 2009. In addition, during the three months ended November 30, 2009, the Company issued 103,000 warrants for services valued at $39,000.

In May and July, 2009, the Company cancelled approximately 1,067,000 shares of common stock primarily from former employees.

In August, 2009, the Company issued 368,862 shares of Series A preferred stock to executives in exchange for deferred salary, accrued interest on loans and conversion of EXVG common stock. During November, 2009, 293,862 shares of the Series A preferred stock was exchanged for 587,724 common shares.

During the period ended August 31, 2009, the Company issued 1,687,867 shares of common stock in connection with an addendum to the purchase agreement with Maximus executed in October 2008. The agreement identifies additional assets that were to be included in the acquisition. The agreement calls for the issuance of common stock of the Company in exchange for certain tangible and intangible assets. As of November 30, 2009, the Company has not finalized the agreement and has not recognized the value of any assets acquired.

NOTE 9 – SEGMENT REPORTING

Accounting Standards Codification 280-16 “Segment Reporting”, established standards for reporting information about operating segments in annual financial statements and required selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products, services, and geographic areas.  Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2009	2008	2009	2008

Revenues
Media	$255,952	$-	$346,858	$-
Travel	253,297	985,195	682,192	2,365,568
Consolidated revenues	$509,249	$985,195	$1,029,050	$2,365,568

Operating Expense
Media	$753,826	$-	$1,964,794	$-
Travel	(69,274)	165,807	296,164	1,049,198
Segment Expense	684,552	165,807	2,260,958	1,049,198
Corporate	821,849	1,200,694	2,010,408	2,053,993
Consolidated operating expense	$1,506,401	$1,366,501	$4,271,367	$3,103,191

Depreciation and Amortization
Media	$8,765	$-	$26,297	$-
Travel	9,870	5,750	29,610	23,000
Segment Total	18,635	5,750	55,907	23,000
Corporate	497,666	-	1,001,450	-
Consolidated depreciation and amortization	$516,301	$5,750	$1,057,357	$23,000

The Company did not generate any revenues outside the United States for quarters ended November 30, 2009 and 2008, and the Company did not have any assets located outside the United States.

NOTE 10 – ACQUISITION

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media, consisting of the following:

1)	Trade name of the company of Resort & Residence;
2)	Trademark of Resort & Residence;
3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net; resortandresidencechannel.tv and resortandresidencechannel.info;
4)	Licenses and permits necessary for the conduct of the business of the Company;
5)	Interactive application design;
6)	Network promotional video clip.

Certain assets acquired will be amortized over their contractual life or estimated useful life. Amortization of those assets has begun during the third quarter of this fiscal year.

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

As of November 30, 2009, the Company has not issued the Secured Series Convertible Preferred Stock.

Except for the Agreement, there is no material relationship between the Company or its affiliates and any of the parties to the Agreement.

NOTE 11 – INTANGIBLE ASSETS

The following table sets forth intangible assets, including accumulated amortization:

	November 30, 2009
		Accumulated	Net Carrying
	Cost	Amortization	Value
Supplier Relationships	$1,349,135	$208,795	$1,140,340
Technology	5,703,829	882,735	4,821,094
Intellectual Property	6,881,659	245,775	6,635,884
	$13,934,623	$1,337,305	$12,597,318

Intangible assets are amortized on a straight-line basis over their expected useful lives, which are estimated to be 7 years. Amortization expense related to intangible assets was $1,001,450 for the nine months ended November 30, 2009. Intellectual Property is directly related to the assets acquired in the RRTV transaction (See Note 10). The allocation of the RRTV Intellectual Property in to its various intangible components will be finalized with the filing of the fiscal 2010 10-K.

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

Overview - In 2009 management made the decision to change the company’s business model from travel sales to a media based company with focus on two segments; travel and real estate.    This has been made possible through acquisitions, the most notable of which is the acquisition of Resort and Residence TV (R&R) in August 2009. The R&R network was launched on November 6, 2009 into roughly 21 million households with DirecTV and Comcast.  The Company has plans to expand R&R’s  24/7 full time lifestyle programming network as well as the  introduction of interactive and transactional capabilities. Additionally the Network has plans to include two distinct Video On demand “channels” called R&R Vacation travel and R&R Homes TV on Demand supported by websites and call centers. This new model when completed will allow consumers their choice of platforms (TV, web, mobile) to view and transact in both the travel and real estate arenas. The company believes this new model will provide multiple sources of revenue, mainly from production, interactive applications, advertising, referral/lead generation fees and commissions due to the company’s existing licenses and expertise in travel and real estate arenas. During this difficult transition year the company saw a dramatic drop in revenues accompanied with significant increases in expenditures to put the model in place. Management believes the company has reached significant milestones including the launch of the network and that the process is well underway to allow the company to achieve profitability within the next 4 to 6 months.

Next 1 launched its TV Network known as Resort & Residence (R&R) on November 6th 2009 with DirecTV and Comcast into roughly 21 million households.  The R&R Network plans to expand its number of households and deploy both Interactive and Video on Demand capabilities over the next 2 quarters allowing Next 1 to access to roughly 35 million households in the United States. The R&R TV Network will be supported by Next One’s digital media relationships and platforms and expertise in the Travel and Real Estate arenas. During the first 3 quarters of the year management has focused its efforts on the realignment of the company’s business model in both the travel and real estate arenas so they might complement the R&R National television network.

In order to accomplish this goal the Company has and will continue to incur a number of expenditures throughout the balance of the year. New expenditures have included the purchase of the Resort and Residence Network, modification of the business model to work in conjunction with television broadcasting, programming, outsourcing of key interactive technology solutions to complement our in-house expertise in maximizing the efficiency of the operation. Additionally management has looked to use its limited financial resources to either reconfigure existing operations so they will integrate with R&R or alternatively discontinue operations of certain non-performing assets. Key examples of this include the closure of the Brands on Demand offices in Philadelphia with all web sales and travel solutions being realigned to be integrated into the R&R interactive sales programs. Additionally the company ceased real estate listings operations of the Home Preview Channel in Houston and Detroit in favor of the R&R Network and its new format.

In management’s view these expenditures are a key investment to allow the company to secure a foothold in the new interactive platforms for TV. The acquisition of the R&R Network as well as the elimination or realignment of non conforming operations has resulted in both a significant drop in revenue from traditional operations while at the same time showing a marked increase in operational costs. These steps are deemed to be essential by management as they should reposition the company’s travel and real estate programs to capture potentially very significant new revenue once the R&R Network is launched.

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

Results of Operations

At November 30, 2009, our cash on hand was zero compared to $18,802 at February 28, 2009.

At November 30, 2009, our accounts receivable level increased by $142,269 to $268,052 compared to $125,783 at February 28, 2009. This increase is primarily due to travel sales toward the end of the period as well as new business generated as a result of launching the Resort and Residence TV network. See Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

At November 30, 2009, our total assets were $13,748,310, compared to $7,892,437 at February 28, 2009. This increase was due to the acquisition of the assets of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. See Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for discussion of the asset purchase.

At November 30, 2009, our total current liabilities were $2,895,766, compared to $1,871,385 at February 28, 2009. This increase was due primarily to liabilities incurred in the acquisition of the assets of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. See Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS for discussion of the asset purchase.

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

Revenues. Our total revenues decreased 48% to $509,249 for the three months ended November 30, 2009, compared to $985,195 for the three months ended November 30, 2008, a decrease of $475,946. In addition to the general economic environment resulting in a decline in the travel and leisure industry, the decrease was due primarily to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Cost of revenues: Cost of revenues increased 294% to $896,637 for the three months ended November 30, 2009, compared to $227,815 for the same year ago period, an increase of $668,822. These increased costs are due primarily to the cost of carriage fees and production costs directly related to the launch of the Resort and Residence TV network.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 47% from $1,372,251 for the three months ended November 30, 2008 to $2,022,703 for the three months ended November 30, 2009, an increase of $650,452. The increase was due primarily to an increase in amortization of intangibles of $420,000 and personnel costs of $200,000 during the three months ended November 30, 2009.

Net Loss. For the three months ended November 30, 2009, our net loss increased 322% to $2,590,059 compared to a net loss of $613,364 for the three months ended November 30, 2008, an increase of $1,976,695. The reduction of revenue in conjunction with increased expenses as previously discussed is a direct result of the Company positioning itself to change its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television. This objective was achieved with the launch of the Resort and Residence TV network on November 6, 2009.

Nine Months Ended November 30, 2009 Compared to Nine Months Ended November 30, 2008

Revenues. Our total revenues decreased 56% to $1,029,050 for the nine months ended November 30, 2009, compared to $2,365,568 for the nine months ended November 30, 2008, a decrease of $1,336,518. In addition to the general economic environment resulting in a decline in the travel and leisure industry, the decrease was due primarily to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television.

Cost of revenues: Cost of revenues decreased 5% to $1,494,967 for the nine months ended November 30, 2009, compared to $1,581,874 for the same year ago period, a decrease of $86,907. The costs associated with higher travel revenue in fiscal 2008 were substantially replaced in fiscal 2009 by costs, primarily broadcast carriage fees and production, directly associated with the launch of the Resort and Residence TV network.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 70% from $3,126,191 for the nine months ended November 30, 2008 to $5,328,725 for the nine months ended November 30, 2009, an increase of $2,202,534. The increase was due primarily to an increase in amortization of intangibles of $950,000 and finance and consulting fees incurred in raising capital of $1,250,000.

Net Loss. Our net loss increased 158% to $6,175,149 for the nine months ended November 30, 2009 compared to a net loss of $2,390,057 for the nine months ended November 30, 2008, an increase of $3,785,092. The reduction of revenue in conjunction with increased expenses as previously discussed is a direct result of the Company positioning itself to change its business model from that of providing recreational travel services to that of a media business with a focus on travel and residential real estate utilizing the internet, internet radio and cable television. This objective was achieved with the launch of the Resort and Residence TV network on November 6, 2009.

Liquidity and Capital Resources

At November 30, 2009, we had total current assets of $417,287, consisting primarily of accounts receivable and security deposits. Current liabilities are $2,895,766 consisting primarily of accounts payable, accrued expenses and the current portion of notes payable as a result of the asset purchase of Resort and Residence TV (“RRTV”), as discussed in Note 10 of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. The Company has accumulated a net loss from inception through November 30, 2009 of $24,272,478. Stockholders’ equity as of November 30, 2009 was $4,020,358. The Company has recorded gross revenues of $1,029,050 for the nine months ended November 30, 2009.

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

Currently, revenues provide approximately 20% of the company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $700,000. With the launch of the Resort and Residence TV network in November, 2009, it is projected that the monthly cash burn rate will remain at this level or even higher during the next quarter, with the expectation of profitability during the first quarter of fiscal year 2011.

Our revenue model is new and evolving, and we cannot be certain that it will be successful.  The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations.  Our ability to generate revenues depends, among other things, on our ability to launch our television network and sign advertising, sponsorship, programming, infomercial and other revenue contracts.  Accordingly, we cannot be assured that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

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

Intangible Asset Risk. We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at November 30, 2009, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2009. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represent a material weakness as reported in the February 28, 2009 Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert.  Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended November 30, 2009, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended November 30, 2009.

Item 3.   Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2009.

 Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended November 30, 2009.

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

Dated: January 19, 2010
NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

/s/ Richard Sokolowski
Richard Sokolowski,
Chief Financial Officer
(Principal Financial and Accounting Officer)