Form 10-K
period 2010-02-28
Next 1 Interactive, Inc.
filed 2010-06-08
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52669

NEXT 1 INTERACTIVE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2400 N Commerce Parkway, Suite 105
Weston, FL 33326
(Address of principal executive offices)

(954) 888-9779
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Issuer’s revenue for its most recent fiscal year was approximately $1,320,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 7, 2010, based on a closing price of $0.53 was approximately $13,960,293. As of June 7, 2010, the registrant had 33,305,626 shares of its common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the filing date to conform these statements to actual results, unless required by law.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

PART I

Item 1. Business

Organizational History

Our predecessor, Maximus Exploration Corporation was incorporated in the state of Nevada on December 29, 2005 and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. (“EXVG”) was incorporated in the state of Nevada, June 2004, and its wholly-owned subsidiary Extraordinary Vacations USA Inc. (“EVUSA”). EVUSA is a Delaware corporation, incorporated on June 24, 2002 and has been operating since such date. On October 9, 2008, EXVG agreed to sell 100% of EVUSA to Maximus and consummated a reverse merger with Maximus.  Maximus then changed its name to Next 1 Interactive, Inc. (“Next 1” or “Company”). The transaction is described below.

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, between Andriv Volianuk, a 90.7% stockholder of Maximus; EXVG and EVUSA, Mr. Volianuk sold his 5,000,000 shares of Maximus common stock, representing 100% of his shares, to EXVG for an aggregate purchase price of $200,000. After the sale, Mr. Volianuk did not own any shares of Maximus. EXVG then reissued the 5,000,000 Maximus shares to the management of EXVG in exchange for the cancellation of their preferred and common stock of EXVG under the same terms and conditions as that offered to EXVG shareholders.

Pursuant to a Share Exchange Agreement, dated October 9, 2008, between Maximus,  EXVG and EVUSA, EXVG exchanged 100% of its shares in EVUSA (the “EVUSA Shares”) for 13 million shares of common stock of Maximus (the “Share Exchange”), resulting in EXVG becoming the majority shareholder of Maximus. EXVG then proceeded to distribute the 13 million shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”),  and the management of EXVG, on a pro rata basis. As a result of these transactions, EVUSA became a wholly-owned subsidiary of Maximus.  Maximus then amended its Certificate of Incorporation to change its name to Next 1 and to authorize 200,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. Such transactions are hereinafter referred to as the “Acquisition.”

The purpose of the Acquisition was so that Next 1 would become a fully reporting company with the Securities and Exchange Commission and have our stock quoted on the OTC Bulletin Board.

At the time of the Acquisition, there were 18,511,500 shares of common stock of Next 1 issued and outstanding, of which 13,000,000 were held by the EXVG Stockholders and 5,000,000 were held by the management of Next 1 and 511,500 shares by the Company’s investors.  Of the 13,000,000 shares held by the former stockholders of EXVG, 5,646,765 shares were held by the executive officers and directors of Next 1.

On October 29, 2008, Next 1 acquired two companies: Home Preview Channel (HPC) and Loop Networks, Inc (Loop) by issuing 6.1 million shares and assuming certain debts. The Home Preview Channel was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for the Home Preview Channel. This technological solution allowed for large quantities of data content (i.e. home listings, information, and pictures) to be ingested into the system and then be moved over the internet to the cable head-end and be reassembled in TV quality video format, thus providing the Company with a unique solution for cable television and internet interface.

On August 17, 2009, we entered into an asset purchase agreement with Televisual Media Works, LLC whereby we purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual Media.

Executive Offices and Telephone Number

Our principal executive offices are located at 2400 N Commerce Parkway, Weston, Florida 33326 and our telephone number is (954) 888-9779.

Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off site hosting facility.

Our Business

Next 1 is a multi-faceted interactive media company whose key focus is around two of the most universal, yet powerful consumer-passion categories - real estate and travel. The Company delivers targeted content via digital platforms including Satellite, Cable, Broadcast, Broadband, Web, Print and Mobile. Its media platforms include a 24/7 full time lifestyle programming TV Network called “R&R TV”, a real estate Video-On-Demand (“VOD”) channel called Home TV on Demand (“Home TV”), a web radio network called “R&R Radio” and multiple websites including “RRTV.com” which features live streaming of its television network over the web.

Next 1 has expended significant capital over the past two years in the creation of its interactive media platforms. The Company is targeting to have all platforms operational by the third quarter of fiscal 2011.  The platforms will allow the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorships. These media platforms have been designed to address the Advertisers' and Marketers’ needs to provide compelling content and a delivery system in the emerging convergent landscape of the web, television and mobile platforms. Additionally, these integrated media platforms provide for the delivery of measurable return on investment to its advertisers, sponsors and business partners.

The most expensive media platforms to roll out have been the television properties. This includes the full-time R&R television programming network and the Home TV real estate channel.  The television properties are the key platforms that differentiate the Company. The ability to launch a full time TV network with over 25 million households and an exclusive nationwide real estate VOD channel to 15 million households is unusual in the television industry. The price of entry, the programming and advertising needs and the opportunity to enhance the full time networks with interactive TV applications and VOD is truly unique.

Additionally the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. This is a distinct advantage that will provide new revenue streams in addition to the traditional marketing and advertising revenues that are not available to TV networks.  The Company’s executive team has extensive backgrounds in the travel and real estate/property development space and has been augmented by experienced media developers and marketers.

The Company has structured itself to allow it to carefully control its expenses and share costs between its distinct business units. The roll out, promotion and marketing of its various business units and media are inter-related and cross promoted. This allows the Company to control its G & A and to leverage the strength of its executive and sales teams for all of its media platforms. Our sales force has been trained to understand the key benefits of all of the Company’s holdings allowing it to sell advertising, sponsorships, proprietary group travel, affinity programs and services.

Media Division:

1.	R&R TV, Inc.: A full time 24/7 programming network

R&R is the first television network specifically designed to combine targeted lifestyle, travel and real estate programming with state-of-the-art interactive advertising and transactional shopping components. Marketers can reach consumers in ways that were not available a few short years ago. The R&R TV Network roots came from the Home Preview Channel® which was originally a 24-hour digital cable TV network that was distributed into 1.6 million homes in Houston and Detroit through Comcast. The Network provided cost effective advertising solutions for local realtors. Next 1 secured permission from the cable operator to change the programming format and re-brand HPC to the R&R TV Network.  The R&R network was launched on November 6th 2009 with Comcast and DIRECTV bringing it into roughly 21 million households. In March 2010 the Company announced a further expansion to 28 million homes with Capital Broadcasting Corporation and is planning to reach 60 million households by the end of fiscal 2011.

R&R has expanded its regular programming to include over 60 independent series of shows that are aired in network programming blocks including:

•	Planet Golf
•	Outdoor Adventure
•	Culinary Destinations
•	Home Style
•	Travel the World
•	Real Estate

Additionally the Network has monthly themes where all programming, tips, contests, events, news updates, movies, travel and home opportunities and of course great vacation getaways are tied to the theme and supported by key sponsors. All theme months are supported with interactive solutions allowing viewers to access information, travel programs and contests that are designed to target R&R's two great passions - "home” and “travel."

The Network owns original programming including the following television series:

•	The Travel Magazine (160 episodes)
•	The Golf Show (40 episodes)
•	Extraordinary Vacations

The network will only produce original programming with pre-committed sponsorship dollars that cover both the cost of production and provide the Company with dollars to cover the pro-rata retail value of the airtime associated with the programming.  The full-time network will also become a marketer of the wholly-owned travel and real estate businesses and will promote the VOD platform as well as the various specialized web properties.

2.	R&R Interactive television campaigns

Next 1 has been working with advertising and strategic business partners to deliver interactive marketing campaigns over the cable and satellite platforms. Theses interactive campaigns offer unique opportunities for consumers, programmers, marketers and advertisers. An interactive campaign allows a consumer to use their remote control to simply register, receive information, request a phone call or even order products. To date the Company has the option of running two types of campaigns – static or dynamic – as outlined below, however advancements are being implemented by cable and satellite operators that will greatly expand the capabilities of interactive television over the next 12 months.

•
Static Campaigns – Static advertising campaigns offer simple level of user interactivity to make an immediate impact on the viewer. These campaigns are ideal for a call to action message, one-touch RFI programs for lead generation and direct access to long form video assets. In a typical static campaign a viewer interest can be captured with cross channel advertising driving the viewer to the interactive TV campaign.

•
Dynamic Campaigns – Dynamic advertising campaigns typically offer the advertiser their own channel for an agreed upon time period, offering the viewers enhanced user interactivity. These campaigns are often designed around long form video content. The user experience is further enhanced with a micro site that can include multiple pages of content and video promoting the advertisers products and services. The dynamic advertising campaign elements can include analytics, RFI, video, games, sweepstakes, trivia product samples and special offers.

3.	Home TV – A Video-On-Demand solution for Real Estate

In the real estate space, the Company acquired Home Preview Channel® (“HPC”) - the first and only cable real estate listing television network.  The Company, through the acquisition of HPC recognized the opportunity real estate presented with multiple streams of revenue, from targeting advertising, sponsorships and premium listing ads to the opportunity to actually share in the sales commission from the sale of specific property listing. To take advantage of this, the Company has secured its real estate broker license and acts as a referral agent and is therefore entitled to a percentage of the commission earned by the purchaser’s sales agent.

The original HPC model had severe limitations and after the acquisition, the Company discontinued the traditional real estate model that called for agents to pay for posting listings in favor of a new nationwide VOD model called Home TV.

Home TV is a new channel being launched by the Company in the second quarter. Home TV will allow prospective home buyers in more than 70 U.S. markets, representing 15 million digital cable homes, to view thousands of in-market real estate listings on Comcast by selecting channel 888 or by selecting “Searchlight” on the Comcast On-Demand menu - and then selecting "Real Estate." The Company has secured an exclusivity relationship with Comcast for residential homes on the On-Demand platform.

Next 1 believes that VOD is an ideal platform for consumers to shop for homes in their local market or across the nation as well as vacation properties in destinations around the world. Interested buyers can use their remotes to browse listings in a video tour format on their televisions from the comfort of their couch. Then viewers will have their choice of using - interactive or online applications, the latest texting techniques or 800 numbers to put the prospective buyers directly in touch with real estate agents and brokers.  Home TV is another media platform for Next 1 to generate revenue from interstitial advertising, sponsorships, referral fees and commissions consistent with our business model. The real estate industry today seeks brand awareness and the ability to reach new potential buyers. Comcast Spotlight's Searchlight advertising platform enables Home TV to provide a valuable service to consumers and real estate companies.

The future media choice for consumers is an On-Demand video world that is available across multiple platforms - cable/satellite, web, mobile. It is increasingly clear that video is a key element to engagement with consumers.  Today, while consumers still watch their “favorite “TV shows, they are increasingly watched through time shifting or On-Demand. VOD, with its engaging video, user-controlled experience and 24x7 availability, is an ideal platform for potential home buyers to get information on specific properties in the market they seek. Home TV is a natural fit with our strategy of making advertising more engaging and connecting with consumers by making relevant, interactive content available when they want to view it. While today the bandwidth for real estate listings on VOD does not allow for all of the available multiple listings in the U.S. to be placed on the VOD platform, the VOD TV viewer can also be taken to the R&R Home TV On-Demand website to see the national listing database.

Next 1 will also produce Home video showcases on its full time TV Network R&R TV. Like Home TV on Demand, R&R Network will generate revenues from advertising as well as generating leads and customer referrals that it will forward to licensed realtors interested in receiving leads generated from the Network

4.	RRTV.com Website

The RRTV.com website is designed to guide users through the television programming schedule, highlight the weekly featured series and to allow viewers access to special promotions, travel clubs and contests, sign up for customized e-newsletters as well as taking advantage of great discounts and special offers from R&R marketing partners. The web properties, while the least expensive to launch, also provide the true platform for “community”. In today’s environment, it is all about hyper-targeting to the customers’ business want and need to reach.  It is the web properties which engage users with personalized transactional options that also allows Next 1 to create databases of specific customers that are of value to marketers connected with the travel and real estate verticals.  The websites all combine features that allow for e-commerce, revenue sharing, database development, sponsorships, rich media and video advertising, internet radio mirroring the TV offerings and social communities. An integral extension of the broadcast television network, RRTV.com offers live streaming of the full-time broadcast feed along with pre-roll video display of advertising messages prior to the viewer watching the programming, rich media banner advertising, custom micro-site and traditional banner advertising.

RRTV.com will be a destination for the TV viewer to go to after watching the TV programs and participate in interactive promotions plus take advantage of specials from featured sponsors that will appear on R&R TV, R&R Radio and the R&R web platforms.

•
Broadband - we are live streaming R&R TV’s full time television network on www.RRTV.com. Consumers are able to watch the channel from their home computer, laptop or mobile device no matter where they are. Live streaming on the web serves a dual purpose by both expanding R&R's viewership reach while at the same time providing R&R TV new revenue sources through its advertising and marketing partners. Not only do advertisers receive increased exposure for their television ads and special offers, but they will also receive additional marketing opportunities through pre-roll advertising and linked banner ads and contextual display ads surrounding the streaming video player. This allows viewers the option to both watch and immediately transact.

•
Showcases and Affiliate Solutions - we have developed several methods to extend our reach on behalf of advertisers. For travel-oriented sites with their own content and formats, we are able to include our rich media “showcases” which feature travel related video devoted exclusively to the content and marketing of a specific travel brand.  Advertisers can package messages around the relevant showcases.  Some of our clients include Royal Caribbean Cruise Lines, Norwegian Cruise Lines, Carnival Cruise Lines, the Tourist Board of Spain, Spirit Airlines and RCI.   To further maximize our reach for non-travel sites that would like to have a travel section, we are deploying a “white label” version of the Company’s travel videos, information and services which can be easily integrated into these “Affiliate” sites travel section.

•
R&R Radio Network - a unique Internet radio network that includes 6 hours of travel-talk shows. Launched in May 2010, the channel features programming hosted by travel, real estate and home improvement experts. The audience interacts with chat and blogs on travel ideas, resort reviews, real estate tips and more.  The platform enables web listeners to listen live or play programs when desired. R&R Radio is carried by Blog Talk radio and reaches over 9 million listeners every month. R&R Radio also produces and broadcasts content to terrestrial stations that reaches listeners across the United States.

5.	OnBoard TV

Next 1 has won the contract to operate OnBoard TV thereby allow it to control and insert all advertising messages for the television network that airs on the major cruise lines. OnBoard TV includes Carnival, Celebrity, Holland America Cruise Lines, Royal Caribbean Cruise Lines, Chrystal Cruise Lines and Norwegian Cruise Lines. OnBoard TV is sent by satellite to cruise ships around the globe giving passengers access to well-established channels like FOX NEWS, CNBC, BBC, MSNBC, SKY NEWS and SKY SPORTS. OnBoard TV will be viewed by 270,000 unique active adults every month.

Real Estate Division:

1.	Next One Realty, Inc.

Next One Realty was established in March 2010 to allow the Company to execute on its Home TV on Demand business model. The Company currently holds realtor licenses in several states and in the process of acquiring mortgage licenses as well. It is the Company’s plan to expand this to all 50 states over the next 12 months. Additionally the Company has numerous operating and marketing agreements with both brokers and agents throughout the U.S.

2.	The Home Preview Channel

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement, dated July 15, 2008 with the stockholders of The Home Preview Channel, Inc. (“HPC”). The Home Preview Channel was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes.  The network had a technology that was developed in conjunction with Loop Networks (see below) that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. The Company saw in HPC a significant opportunity to revamp and re-launch the network into a more current format that could include travel and real estate while utilizing the reach to accelerate Web and Mobile properties for the company. In addition the Company recognized the opportunity to use the HPC carrier relationships to expand the platform for both Linear and Video on Demand opportunities.

3.	Loop Networks, Inc.

On October 29, 2008, the Registrant consummated the transactions contemplated by a Purchase Agreement with the members of Loop Networks, LLC (“Loop”). Loop Networks is a technology company that owns the Detroit HPC charter agreement. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for the Home Preview Channel.  This technological solution was developed over several years at a cost of over $16 million and allowed for large quantities of data content (i.e. home listings, information, pictures) to be ingested into the system and then be moved over the internet to the cable head-end and be reassembled in TV quality video format, thus providing the Company with a unique solution for cable television and internet interface. The technology behind Loop consists of a proprietary content aggregation network and a five-point content distribution model which consists of Basic TV, VOD, Broadband, Interactive TV, and Wireless - all designed to facilitate live end-user feedback. The entire content distribution model was supported by Loop’s centralized content database.  The source code for the technology was given to a company named Kuvata to allow for continued development and further enhance the operating system in exchange for Kuvata granting a perpetual license to the upgraded solution.

4.	R&R TV

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual Media, consisting of the following:

1)	Trade name of the company of Resort & Residence;
2)	Trademark of Resort & Residence;
3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net; resortandresidencechannel.tv and resortandresidencechannel.info;
4)	Licenses and permits necessary for the conduct of the business of the Company;
5)	Interactive application design;
6)	Network promotional video clip.

The previously listed intangibles, in conjunction with the industry contacts of the seller, resulted in the execution of a Broadcast Services Agreement (“BSA”) with a major satellite service provider. The achievement of this relationship in a timely manner was critical to launching R&R TV.

The carriage/distribution agreements acquired as a result of the HPC acquisition and TV Media Works asset acquisition, in conjunction with the licensed technology acquired in the Loop acquisition make possible the Real Estate Revenue Model of Next One Realty, Inc., which will be broadcast via the R&R TV network. See Note 4 to the consolidated financial statements for additional information regarding acquisitions and intangible assets.

Travel Division:

1.	NextTrip.com

NextTrip.com is an all-purpose travel site that includes user-generated content, relevant social networking, a directory of travel affiliate links, and travel business showcases, with an emphasis on video. NextTrip.com provides viewers with a diverse video experience that entertains, informs, and offers utility and savings. The travel information website offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations. NextTrip.com generates revenues through advertising, travel commission, referral fees, and its Affiliate program. The NextTrip.com travel fulfillment and services are handled by Mark Travel. Mark Travel is the largest wholesaler of travel products in the United States.

NextTrip.com, in conjunction with the R&R TV network allows advertisers such as hotels, airlines, cruise lines, and tour operators to place banner ads and SHOWCASES on the Company’s websites for a fee. The website also offers live 24/7 travel talk radio (R&R Radio), travel articles, destination guides, travel deals and “Brag and Share Social Network”, where users can post photos and commentary. NextTrip.com was launched in July of 2008. Operation of the site was taken over by Mark Travel in February, 2010.  The website is www.NextTrip.com.

2.	Maupintour Extraordinary Vacations

Maupintour is a luxury tour operator offering escorted and independent tours worldwide to upscale travelers. The company has operated for over 50 years and has an active alumni that desires luxury vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. Sizes of the tourist groups range from 10 to 25. The company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru.  The company’s peak season for this division is from February to July. Maupintour’s website is www.Maupintour.com.

3.	Cruise and Vacation Shoppes

Cruise and Vacation Shoppes (“Cruise Shoppes”) is a Travel Consortia and marketer of cruises worldwide. The company offers its membership complete marketing solutions, industry expertise, technology solutions and higher   commissions then they would receive as an independent agency.  The Cruise Shoppes website is www.CruiseShoppes.com.

The Company assets make it a diversified business focused on two very strong vertical consumer-passion categories that are also founded on industries that need to constantly market since they have “perishable” inventory that always needs to be sold or revenue is lost.  The media assets, while generating discrete revenue streams are connected to and leveraged to grow the Company's non-media based travel businesses. This makes for a sound business which is substantially more marketable through both traditional outlets, earned media and virally through large groups and individuals - friends tell friends using the Company’s travel assets to motivate and reward engagement and sales.

Web Properties

The websites and mobile applications are anticipated to quickly drive incremental revenues based on the promotion and awareness being driven by the TV platforms.  It is anticipated that these web properties will generate advertising and referral revenue as a result of the integrated sales packages offered by the sales team beginning with the third quarter of fiscal 2011. The primary web properties are:

•	www.nxoi.com
•	www.RRTV.com
•	www.nexttrip.com
•	www.hometvondemand.com
•	www.Maupintour.com
•	www.cruiseshoppes.com

Our Principal Products and Services and Their Markets

We currently have two operating segments, Media (R&R) and Travel (Maupintour & Cruise and Vacation Shoppes-EVUSA), with a third segment, Real Estate, to be launched June of 2010. Since our inception, we have been focused on the travel industry solely through the Internet. We have changed our current business model from a company that generates nearly all of its revenues from its travel divisions to a media company focusing on Interactive Media advertising platforms utilizing Cable and Satellite Television, the Internet, (including Radio and Broadband) and Mobile. The most expensive media platforms to roll out have been the television networks. This includes the full-time R&R television programming network and the Home TV VOD real estate network.  These networks are the key platforms that differentiate the Company giving it significant reach into over 25 million households as a linear 24/7 network and an exclusive nationwide real estate VOD to 15 million households. In the initial stages the largest source of revenue for the Company will come from advertising. This revenue will increase as the Company expands the number of households for the R&R programming network to over 45 million thereby becoming eligible to be a “Nielsen Rated Network”.

Additionally the Company believes it will see significant revenue growth with advertisers with the planned industry enhancements for interactive television. At present the Company has designed its media platforms to address the advertisers' needs to provide compelling content and a delivery system in the emerging convergent landscape of the internet, television and mobile platforms. The network is now in the position to begin to capture significant advertising revenue from Direct Response long form advertising (infomercials), short form and general advertisers. General advertising provides the highest revenue per 30 second commercial. As the network is new and unrated, the Company has taken steps to integrate its media platforms in such a way as to allow for the delivery of measurable return on investment to its advertisers, sponsors and business partners.

Additionally the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. The Company believes this model gives it a distinct advantage and it will see sponsorships, transactional commissions and referral fees grow over time to the point where they will exceed the advertising revenues that are available to traditional TV networks.

The Company has also launched an internet radio network called the R&R Radio Network running on the Blog Talk Radio platform. The R&R Radio Network features targeted travel shows like the Extraordinary Vacation show and others that are designed to drive travel sales. In short, it is a first for vacation shopping on a network. Additional planned distribution to other satellite and cable networks should dramatically enhance advertising rates the Company can charge. This expansion includes the VOD. The Network has been working with cable operators to become the first nationwide VOD network for real estate and is in discussions to introduce a travel VOD offering. In addition to growth around its current business model, the network provides the basis for Next 1 to enter the travel and real estate vertical ad sales marketplace online. We believe our network has vast growth potential

The media assets, while generating distinct advertising revenue streams, also affords the Company the opportunity to leverage the growth of the non-media based travel businesses. This makes for a sound business opportunity to significantly improve the marketing scope of the base travel business through both traditional outlets and its extensive media reach.

Travel revenues are generated by Maupintour Extraordinary Vacations, Inc., (“Maupintour”), NextTrip.com and Cruise Shoppes. Our current market is primarily the North American leisure travel industry, though our websites are available in English worldwide.

Maupintour’s revenue is generated from the sale of high end escorted tours and Flexible Independent Travel (FIT) tours. Cruise Shoppes receives revenues from commissions on direct bookings with cruise lines for affiliate travel agent’s and the general public.  NextTrip.Com is a travel website with primary focus centered on vacation packages. The Company currently uses certain of its media assets like clips from its Travel Magazine TV series to promote travel destinations on the Nextrip site. We plan to significantly expand the number of travel clips available on the web to both our properties and other Company websites by utilizing much of the content that is being broadcast as part of R&R’s travel destinations programming.

The Company’s target market is the traditional travel sector, which the Company continues to operate as mature businesses. These businesses continue to serve their existing client bases, and include Maupintour Extraordinary Vacations (a luxury worldwide tour operator) and Cruise Shoppes (a cruise industry consortia and marketer of cruises) and NextTrip.com (a vacation website). The travel businesses cater to upscale clientele seeking customized trips. The Company estimates that its target market represents 5% of all U.S. domestic leisure travelers. We believe that upscale travelers, primarily discerning Baby Boomers, seek travel solutions rather than pre-packaged tours, and the Company has made a consistent business of catering to this niche marketplace, rather than compete on the lower end of the market which is now dominated by names like Expedia and Travelocity.

Business Strategy

Near-Term Objectives:

Next 1 is a multi-faceted interactive media company whose key focus is to continue to grow its media interests around two of the most universal, yet powerful consumer passions - real estate and travel. The Company delivers targeted content via digital platforms including Satellite, Cable, Broadcast, Broadband, Web, Print and Mobile. Its media platforms  include a 24/7 full time lifestyle programming TV Network called “R&R TV, Inc.” is currently in over 25 million and the Company would like to expand this to 60 million  households. The Company is launching an exclusive nationwide real estate VOD channel to 15 million households this quarter called “Home TV on Demand”.

Additionally the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These real estate and travel businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. Next 1 has expended significant capital over the past two years in the creation of its interactive media platforms and the launching and roll out of its television networks. The Company is targeting to have all platforms operational by the third quarter of fiscal 2011.

The key objective for the Company, once all platforms are operating, is to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorship.

Long-Term Objectives:

As we expand our business model we will become a full-service multi-media advertising outlet offering television (traditional and VOD), internet display ads, rich media ads, video ads, radio, and mobile outlets. As we build our television network, viewership and traffic, our reach and cross-promotion capabilities will lead to the launching of additional targeted TV networks. Our involvement in cable TV, web and radio will keep us at the forefront of cross-platform deal-making as such activity becomes more common among advertisers.

Our Competitors

Our primary competitors are companies such as the Travel Channel, Home and Garden TV, Plum TV, Wealth TV, the Outdoor Channel, and others. These are television networks that are primarily targeted at specific verticals in the travel, real estate and lifestyle fields.

In the travel sector, internet sites such as “Travelocity.com”, “Expedia.com”, and “Priceline.com” appear focused on their own core functionality - fare searches and ticket sales.  Therefore, they are more likely to become actual advertisers on our network then they are to be competitors.  As such, we see greater potential in providing advertising solutions to drive customers to “Travel Video Showcases” and to websites, than to compete in the sale of low margin travel product.

Intellectual Property

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual Media. These assets, in conjunction with the industry contacts of the seller, resulted in the execution of a Broadcast Services Agreement (“BSA”) with a major satellite service provider. The achievement of this relationship in a timely manner was critical to launching R&R TV. The cost of the Resort and Residence TV asset acquisition was $6.88 million of which a $250,000 deposit has been paid. See Note 6 to the consolidated financial statements for discussion of future debt payments.

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement, dated July 15, 2008 with the stockholders of The Home Preview Channel, Inc. (“HPC”). The Home Preview Channel was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes.  The network had a technology that was developed in conjunction with Loop Networks (see below) that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. Pursuant to the HPC Agreement, the Company issued 677,999 shares of its common stock in exchange for 100% of the issued and outstanding shares of HPC. The total value of the consideration given was approximately $692,000. The Company acquired assets with a net realizable value of approximately $166,000 and assumed adjusted liabilities of approximately $824,000 resulting in amortizable intangible assets of approximately $1,350,000. The assets acquired consist primarily of broadcast services agreements and developed relationships with cable TV carriers and are being amortized over an estimated useful life of seven years.

On October 29, 2008, the Registrant consummated the transactions contemplated by a Purchase Agreement with the members of Loop Networks, LLC (“Loop”). Loop Networks is a technology company that owns the Detroit HPC charter agreement. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for the Home Preview Channel. Pursuant to the Loop Agreement, the Company issued 5,345,000 shares of its common stock in exchange for 100% of the issued and outstanding membership interests of Loop. The total value of the consideration given was approximately $5,450,000. The Company acquired assets with a net realizable value of approximately $5,000 and assumed liabilities of approximately $300,000 resulting in intangible assets of approximately $5,650,000. The assets acquired consist primarily of the exclusive use of technology required to provide video-on-demand and interactive TV capabilities and are being amortized over an estimated useful life of seven years.

Costs in the amount of $515,000 incurred in the development of our website application and infrastructure were capitalized. Management placed the website into service during the fiscal year ended February 28, 2010, subject to straight-line amortization over a three year period.

The following is a list of the Company’s active domain names:

Domain Name:	Owner:
www.nxoi.com	Next 1 Interactive, Inc.
www.RRTV.com	Next 1 Interactive, Inc.
www.nexttrip.com	Next 1 Interactive, Inc.
www.hometvondemand.com	Next 1 Interactive, Inc.
www.Maupintour.com	Next 1 Interactive, Inc.
www.CruiseShoppes.com	Next 1 Interactive, Inc.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our products do not require the consumption of raw materials.

Dependence on One or a Few Customers

We do not depend on one or a few customers. As we expand our business, we do not anticipate that we will depend on one or a few customers.

Government Regulation

Our operations are subject to and affected by various government regulations, U.S. federal, state and local government authorities. The operations of cable, satellite and telecommunications service providers, or distributors, are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. The license is also subject to periodic renewal and ongoing regulatory requirements. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

Effect of “Must-Carry” Requirements

The Cable Act of 1992 imposed “must carry” or “retransmission consent” regulations on cable systems, requiring them to carry the signals of local broadcast television stations. Direct broadcast satellite (“DBS”) systems are also subject to their own must carry rules. The FCC recently adopted an order requiring cable systems, following the anticipated end of analog television broadcasting in June 2009, to carry the digital signals of local television stations that have must carry status and to carry the same signal in analog format, or to carry the signal in digital format alone, provided that all subscribers have the necessary equipment to view the broadcast content. The FCC’s implementation of these “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our network by cable television systems and DBS operators. Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect R&R TV. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on R&R TV’s operations.

Closed Captioning and Advertising Restrictions on Children’s Programming1
Our network will provide closed-captioning of programming for the hearing impaired prior to the three-year compliance requirement. Our programming and Internet websites intended primarily for children 12 years of age and under must comply with certain limits on advertising. We are a “family-friendly” network that provides on-screen notices of programs that may not be appropriate for children.

Obscenity Restrictions
Cable operators and other distributors are prohibited from transmitting obscene programming, and our carriage/distribution agreements generally require us to refrain from including such programming on our network.

Regulation of the Internet
We operate several internet websites which we use to distribute information about and supplement our programs. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Other Regulations
In addition to the regulations applicable to the television industry in general, we are also subject to various local, state and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies.

Research & Development

The Company is not currently engaged in any research and development. The Company is currently focused on marketing and distributing its current inventory of products and services.

Employees

The Company has 25 full-time employees. 19 are located in the headquarter office, 5 are located in various states across the U.S. and 1 in Canada. The headquarters staff is comprised of 4 sales representatives, 2 administrative support staff, a web designer, 1 senior management and the chief executive staff.

We lease our employees through ADP TotalSource. The basic function of an employee leasing company is to achieve economies of scale through volume purchasing of employee health benefits and other “big-ticket” items. In addition, this service provided other HR-related functions thereby eliminating the cost associated with an in-house HR department.

Item 1A. Risk Factors

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Form 10-K or that we have made or will make elsewhere.

Risks Inherent to this Company:

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our Independent Registered Public Accounting Firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.

At February 28, 2010, we had $211,905 cash on hand. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $29,961,571 and a working capital deficit of $2,137,631 at February 28, 2010, net losses for the year ended February 28, 2010 of $11,864,232 and cash used in operations during the year ended February 28, 2010 of $5,594,142. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We have a limited operating history and we anticipate that we will have operating losses in the foreseeable future.

We cannot assure you that we will ever achieve profitable operations or generate significant revenues.  Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth.  As a result of our limited operating history and the emerging nature of the market in which we compete, we anticipate that we will have operating losses until such time as we can develop a substantial and stable revenue base.

We will need additional capital which may not be available on commercially acceptable terms, if at all.

We have very limited financial resources.  We currently have a monthly cash requirement of approximately $1 million, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of R&R TV including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself.  We believe that in the aggregate, we will need as much as approximately $10 million to $15 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from media advertising and e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs.   Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity.  In addition, as of February 28, 2010 we had $5 million of current liabilities.  We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms.  We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future.  At February 28, 2010, we had $2.9 million of current debt outstanding and $6.5 million of long-term debt outstanding.    If we are unable to achieve operational profitability or not successful in issuing additional promissory notes or securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations. Our ability to generate revenues depends, among other things, on our ability to operate our television network and create enough viewership to provide advertisers, sponsors, travelers and home buyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

Our success is dependent upon our senior management team and our ability to hire and retain qualified employees.

We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel.  The development of our business and operations is dependent upon the efforts and talents of our executive officers, whose extensive experience and contacts within the industries in which we wish to compete are a critical component of our business strategy.  We cannot assure you that we will be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and administrative personnel.  We do not have "key person" life insurance policies on any of our key personnel.  If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

We may be unable to implement our business and growth strategy.

Our growth strategy and ability to generate revenues and profits is dependent upon our ability to:  (1) develop and provide new services and products; (2) establish and maintain sales and distribution channels, including the on-going operation and expansion of our television network; (3) develop new business opportunities; (4) maintain our existing clients and continue to develop the organization and systems to support these clients; (5) establish financial and management systems; (6) attract, retain and hire highly skilled management and consultants; (7) obtain adequate financing on acceptable terms to fund our growth strategy; (8) develop and expand our client and customer bases; and (9) negotiate agreements on terms that will permit us to generate adequate profit margins.  Our failure with respect to any or all of these factors could impair our ability to successfully implement our growth strategy, which could have a material adverse effect on our results of operations and financial condition.

We intend to launch new products in a volatile market and we may be unsuccessful.

We intend to launch new products, which include a television network featuring a vacation shopping program and VOD for real estate and travel related products.  The media, travel and real estate sectors are volatile marketplaces and we may not be able to successfully penetrate and develop all or either of them.  We cannot assure you that we will be able to maintain the airwave space necessary to carry a new television network.  We will be successful only if consumers establish a loyalty to our network and purchase the products and services advertised on the network.  We will have no control over consumer reaction to our network or product offerings.  If we are not successful in building a strong and loyal consumer following, we may not be able to generate sufficient revenues to achieve profitability.

We do not have the ability to control the volatility of sales.

Our business is dependent on selling our products in a volatile consumer-oriented marketplace.  The retail consumer industry, by its nature, is very volatile and sensitive to numerous economic factors, including competition, market conditions and general economic conditions.  None of these conditions are within our control.  There can be no assurance that we will have stable or growing sales of our products and advertising space on our television network, and maintain profitability in the volatile consumer marketplace.

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

We enter into carriage/distribution agreements with companies that will broadcast R&RTV. If we do not maintain good working relationships with these companies, or perform as required under these agreements, it could adversely affect our business.

The carriage/distribution agreements establish complex relationships between these companies and us. We intend to spend a significant amount of time, effort and cost to maintain our relationships with these companies and address the issues that from time to time may arise from these complex relationships.  These companies could decide not to renew their agreements at the end of their respective terms. Additionally, if we do not perform as required under these agreements or if we breach these agreements, these companies could seek to terminate their agreements prior to the end of their respective terms or seek damages from us. Loss of these existing carriage/distribution agreements would adversely affect our ability to continue to operate our network as well as our ability to fully implement our business plan.

Additionally, the companies that we have carriage/distribution agreements with are subject to FCC jurisdiction under the Communications Act of 1934, as amended.  FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses and limit concentrations of broadcasting control inconsistent with the public interest.  If these companies do not maintain their radio and television broadcasting licenses, our business could be substantially harmed.

Our failure to develop advertising revenues could adversely impact our business.

Initially, we intend to generate a significant portion of our revenue from our full-time television programming network, R&RTV, through sales of advertising time, television commerce of travel packages and sponsorships of programming enhanced by interactive applications.  We may not be able to obtain long-term commitments from advertisers and sponsors or fully deploy the strategy of interactive applications due to the start-up nature of our business.  Advertisers generally may cancel, reduce or postpone orders without penalty.  Cancellations, reductions or delays in purchases of advertising could occur as a result of a strike, or a general economic downturn in one or more industries or in one or more geographic areas.  If we are unable to generate significant revenue from advertising, it will have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain our client relationships that we have developed.

Our clients are, and will be, comprised primarily of travel agencies, cruise lines, real estate agents and brokers, and national consumer lifestyle product advertisers.  This clientele is fragmented and requires a great deal of servicing to maintain strong relationships.  Our ability to maintain client loyalty will be dependent upon our ability to successfully market and distribute their products.  We cannot assure you that we will be successful in maintaining relationships with our artists.  Our inability to maintain these relationships could have a material adverse effect on our business, results of operations and financial condition.

We may encounter intense competition from substantially larger and better financed companies.

Our success will depend upon our ability to continue to penetrate the consumer market for media-oriented products and establish a television network with sufficient ratings to cover the costs associated with operating the network and provide a return to our investors.  Our Television Network, Travel Company and Real Estate business will compete with more established entities with greater financial resources, longer operating histories and more recognition in the market place than we do.  It is also possible that previously unidentified competitors may enter the market place and decrease our chance of acquiring the requisite market share.  Our future success will depend upon our continued ability to penetrate the market quickly and efficiently.  Our ability to respond to competitive product offerings and the evolving demands of the marketplace will play a key role in our success.  Our failure to develop, maintain and continually improve our distribution process could prevent us from attaining and maintaining sufficient market share.  If we are unable to respond and compete in these markets, it will have a material adverse effect on our business, results of operations and financial condition.

Certain legal proceedings and regulatory matters could adversely impact our results of operations.

We are involved in certain legal proceedings and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims employment issues, vendor matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 — “Legal Proceedings” for further discussion of the Company’s legal matters.

We may not be able to adequately manage future growth.

If we are successful in implementing our business plan to maturity, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage significant growth in our business.  If we are successful in executing our business plan and achieve our anticipated growth, such success will place significant demands on our management, as well as on our administrative, operational and financial resources.  For us to manage our growth and satisfy the greater financial disclosure and internal control requirements that arise with exiting the development stage and becoming fully operational, we must:

•	upgrade our operational, financial, accounting and management information systems, which would include the purchase of new accounting and human resources software;

•	identify and hire an adequate number of operating, accounting and administrative personnel and other qualified employees;

•	manage new employees and integrate them into our culture;

•	incorporate effectively the components of any businesses or assets that we may acquire in our effort to achieve or support growth;

•	closely monitor the actions of our broadcast entities and manage the contractual relationships we have with them; and

•
develop and improve financial and disclosure processes to satisfy the reporting requirements of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002, and the National Association of Securities Dealers, Inc.

The failure to adequately manage any growth would adversely affect our business operations and financial results.

Mr. Kerby owns approximately 61% of our voting securities which gives him control of our Company.

Mr. Kerby also owns 2,927,503 shares of common stock and 583,243 shares of Series A Preferred Stock each having the voting equivalency of 100 votes per Series A preferred Stock.  This gives him voting rights equivalent to 61,251,803 shares of common stock, representing approximately 61% of the total votes.  Such control by Mr. Kerby of our voting securities gives him control of electing our directors and appointing management and can delay or prevent possible mergers or deals and suppress the market value of our common stock.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the Registrant that will be entitled to proceed with the proposed transaction.

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

We anticipate issuing a substantial amount of common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements.  In addition, we have convertible debt and approximately 11,700,000 outstanding warrants. Also, there are currently 663,243 shares of the Company’s Series A Preferred Stock which are convertible into shares of common stock at a rate of 2:1. Any grants or sales of additional shares of our common stock, or exercise of our convertible instruments will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock.

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

Nevada law and our certificate of incorporation contain provisions that could delay or prevent a change in control of our company.  Some of these provisions include the following:

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

These and other provisions in our amended and restated certificate of incorporation and under Nevada law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company leases approximately 4,740 square feet of office space in Weston, Florida pursuant to a lease agreement, with WBP One Limited Partnership, Suite 105 of the building commonly known as Beacon Pointe I located at 2400 North Commerce Parkway, Weston, Florida 33326. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of four years commencing December 31, 2006 through December 31, 2010. The rent for the year ending February 28, 2010 was $163,624.

The Company owns no real property.

Item 3.  Legal Proceedings

On November 17, 2009, an action was filed for breach of contract by a service provider to a wholly-owned subsidiary (Brands on Demand, LLC) of the Company which has since been dissolved. A Motion to Dismiss was filed, after which the Company agreed to participate in the mediation program offered by the United States District Court for the District of Columbia. On April 10, 2010, a settlement was reached whereby the Company agreed to a settlement amount of $65,000 consisting of a cash payment of $25,000 and $40,000 worth of the Company’s common stock which equals approximately 70,000 shares.

There is currently a case pending whereby the Company’s Chief Executive Officer (“defendant”) is being sued for allegedly breaching a contract which he signed in his role as CEO of Extraordinary Vacations Group, Inc. The case is being strongly contested. The defendant’s motion to dismiss plaintiff’s amended complaint with prejudice has been argued before the judge in the case. We are awaiting a ruling at this time.

Other than the litigation matters listed above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock, par value $0.00001 per share. As of the date of this Annual Report, there are 33,305,626 shares of common stock issued and outstanding.

Limited and Sporadic Public Market for Common Stock

Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol “NXOI.OB.” Our fiscal year end is February 28.  The following table sets forth the high and low trade information for our common stock for each quarter since we completed the Reverse Merger and began trading on July 11, 2006. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Period	Low Price	High Price

Quarter ended November 30, 2008	$1.02	$1.02
Quarter ended February 28, 2009	$1.02	$3.00
Quarter ended May 31, 2009	$1.15	$3.10
Quarter ended August 31, 2009	$1.46	$2.25
Quarter ended November 30, 2009	$0.95	$2.07
Quarter ended February 28, 2010	$0.56	$1.06

Preferred Stock

The aggregate number of shares of Preferred Stock that the Corporation will have authority to issue is One Hundred Million (100,000,000), with a par value of $0.00001 per share.

The Preferred Stock may be divided into and issued in series. The Board of Directors of the Corporation is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Corporation is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

Series A Preferred Stock

On October 14, 2008, we filed a Certificate of Designations with the Secretary of State of the state of Nevada therein establishing our “blank check” Preferred Stock, a designation as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares of Series A Preferred Stock into Common Stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing after January 1, 2006 up to the date of such conversion. In the event of any liquidation, dissolution or winding up of this Corporation, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Corporation to the holders of the Common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series A Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer, in recognition of outstanding loans, personal assets pledged and personal guarantees provided by the executive, all deemed essential in allowing the Company to continue operating. On May 10, 2010, an additional 78,480 shares of Series A Preferred Stock was issued to Mr. Kerby as settlement for accrued dividends. Mr. Kerby also owns 2,927,503 shares of common stock, which, together with his Series A Preferred Stock, gives him voting rights equivalent to 61,251,803 shares of common stock, representing approximately 61% of the total votes.

Series B Preferred Stock

The Company has authorized 3,000,000 shares of Series B 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series B Preferred Stock”). The holders of record of shares of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (400) votes for each share of Series B Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares into Common Stock at a conversion formula of the greater of (i.e. whichever formula yields the greater number of shares of Common Stock upon conversion): (1) twelve and one-half (12.5) shares of Common Stock for each share of Series B Preferred Stock converted  or (2) the number of shares of Series B Preferred Stock being converted multiplied by a fraction, the numerator of which is $1.00 and the denominator of which is 80% of the lower of (a) the lowest price at which the Company issued a share of Common Stock on or after January 1, 2006 up to the date of such conversion or (b) the lowest market price of a share of Common Stock up to the date of such conversion.

In the event of any liquidation, dissolution or winding up of this Corporation, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Corporation to the holders of the Common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series B Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

There were no Series B Preferred shares issued and outstanding at February 28, 2010.

Series C Preferred Stock

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to NO votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at February 28, 2010.

Options, Warrants and Convertible Securities

As of June 8, 2010, there are no issued and outstanding options. We have approximately 11,700,000 outstanding warrants. We also have convertible debt outstanding in the amount of $300,000, convertible in to units of one common share and one or two warrants for each $1 of debt. There are currently 663,243 shares of the Company’s Series A Preferred Stock which are convertible into shares of common stock at a rate of 2:1. 583,243 shares were issued to the Company’s Chief Executive Officer as protection for his loans; personal assets pledged on behalf of the company, personal guarantees, deferred compensation and settlement of accumulated dividends. 80,000 shares were issued to the Company’s Chief Operating Officer as settlement for deferred compensation and settlement of accumulated dividends.

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

Dividend Policy

The Series A Preferred Stock is entitled to receive cash dividends out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on any other class of Preferred Stock or Common Stock at an annual rate of 10% of the $1.00 liquidation value preference per share. Such dividends shall be cumulative and shall be payable on the first day of April, July, October and January. To date, we have not paid any dividends and all the dividends payable on the Series A Preferred Stock was converted to additional shares of Series A Preferred Stock.

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

Transfer Agent

American Stock Transfer & Trust Company, LLC
59 Maiden Lane
Plaza Level
New York, NY 10038

Holders of Our Common Stock

As of June 7, 2010, we had approximately 477 holders of record of our common stock, and 2 holders of our preferred stock.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company,” “Next 1 Interactive, Inc.,” or “Next 1” in this Annual Report collectively refers to the Company.

Organizational History

 Our predecessor, Maximus Exploration Corporation was incorporated in the state of Nevada on December 29, 2005 and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. was incorporated in the state of Nevada June 2004, and its wholly-owned subsidiary Extraordinary Vacations USA Inc. is a Delaware corporation, incorporated on June 24, 2002 and has been operating since such date. On October 9, 2008, Extraordinary Vacations Group, Inc. agreed to sell 100% of Extraordinary Vacations USA to Maximus which consummated a reverse merger with Maximus, and Maximus changed its name to Next 1 Interactive, Inc.

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

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, between Andriv Volianuk, a 90.7% stockholder of Maximus; Extraordinary Vacation Group, Inc., a Nevada corporation (“EXVG”); and EVUSA, a Delaware corporation and a wholly-owned subsidiary of EXVG, Mr. Volianuk sold his 5,000,000 shares of Maximus common stock, representing 100% of his shares, to EXVG for an aggregate purchase price of $200,000. After the sale, Mr. Volianuk did not own any shares of Maximus. EXVG then reissued the 5,000,000 Maximus shares with the management of EXVG in exchange for the cancellation of their preferred and common stock of EXVG under the same terms and conditions as that offered to EXVG shareholders.

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

As a result of the Acquisition, there were 18,511,500 shares of common stock of Next 1 Interactive, Inc. issued and outstanding, of which 13,000,000 were held by the former stockholders of EXVG and 5,000,000 were held by the management of Next 1 Interactive, Inc. and 511,500 shares by the Company’s investors. Of the 13,000,000 shares held by the former stockholders of EXVG, 5,646,765shares were held by the current executive officers and directors of Next 1 Interactive, Inc.

Recent Acquisitions

Resort and Residence TV

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual Media, consisting of the following:

1)	Trade name of the company of Resort & Residence;
2)	Trademark of Resort & Residence;
3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net; resortandresidencechannel.tv and resortandresidencechannel.info;
4)	Licenses and permits necessary for the conduct of the business of the Company;
5)	Interactive application design;
6)	Network promotional video clip.

The previously listed intangibles, in conjunction with the industry contacts of the seller, resulted in the execution of a Broadcast Services Agreement (“BSA”) with a major satellite service provider. The achievement of this relationship in a timely manner was critical to launching R&R TV.

The cost of the R&R TV acquisition is $6.88 million, of which a $250,000 deposit has been paid. See Note 6 to the consolidated financial statements for discussion of future debt payments.

The acquired assets are amortized over their contractual life or estimated useful life. Amortization of those assets has begun during the third quarter of this fiscal year.

Pursuant to the Agreement, the Company made a $250,000 initial payment for the assets of Resort and Residence TV, $175,000 of which was paid at closing and the remaining $75,000 paid October, 2009. In addition, the Company is required to pay to Televisual Media $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture (the “Debenture”) to Televisual Media payable on June 9, 2012. The Debenture bears interest at 5% per annum payable in full upon maturity. The Debenture also entitles Televisual Media to receive 20% of all profits earned from the Resort and Residence TV assets through maturity, with such proceeds being used towards the retirement of the Debenture.

In connection with the Agreement, Televisual Media also receives $3,500,000 of Secured Series Convertible Preferred Stock (the “Preferred Stock”) of the Company which collateralizes the final loan payment of $3,500,000 due June 9, 2019. Accordingly, the Preferred Stock is classified as a long-term liability on the balance sheet and has a mandatory redemption date of June 9, 2019. Televisual Media has the right to convert the Preferred Stock into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Stock. The Company has the right to redeem or force conversion of the Preferred Stock after the first year of operation of the network.  Should the Company fail to repay the $3,500,000 loan on June 9, 2019, interest thereafter will be fixed at 1% per year until such time as the loan is repaid or the Preferred shares are converted. The Preferred Stock is secured by all of the assets of Resort and Residence TV.

As of February 28, 2010, the Company has not issued the Secured Series Convertible Preferred Stock.

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

Loop Networks, LLC

On October 29, 2008, we purchased 102,179 membership interests from the Loop Networks, LLC (“Loop”), representing 100% of the issued and outstanding membership interests of Loop, in exchange for an aggregate of 5,345,000 shares of our common stock. Loop is a technology company for TV and Internet interface.

Brands on Demand

On April 11, 2008, we acquired Brands on Demand (“BOD”), a media company engaged in interactive media sales, pursuant to a Stock Purchase Agreement between EVUSA and James Bradford Heureux, representing all of the shareholders of BOD. Pursuant to the agreement, EVUSA acquired 50,000 shares of common stock of BOD, representing 100% off the issued and standing shares of BOD, for an aggregate purchase price of $140,000 by way of a payment of $70,000 and 50,000,000 shares of EXVG common stock (which was held by the Company pending certain fulfillment and earn out conditions being achieved). EVUSA paid Mr. Heureux $70,000 of the $140,000 purchase price and issued 50,000,000 shares of EVUSA in trust for 100% of his shares (20,000 shares representing 40% of the issued and outstanding shares of BOD). EVUSA paid the other stockholders of BOD $70,000 for 100% of their shares of BOD which represented 60% of the total issued and outstanding stock of BOD (30,000 shares).  As a part of the stock purchase agreement we entered into an employment agreement with Mr. Heureux pursuant to which Mr. Heureux served as the Chief Marking Officer of the Company and as a Director of the Board of Directors. On January 15, 2009, the employment agreement was terminated and all common stock issued under the agreement was cancelled and returned to treasury.  Mr. Heureux is no longer employed by Company nor is he a director of Next 1 Interactive, Inc.

Business

You can read about our business in the “Business” section of this Annual Report.

Evolving Industry Standards; Rapid Technological Changes

The technologies used in the pay television industry are rapidly evolving. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. We cannot accurately predict the effects that implementing new technologies will have on our programming and broadcasting operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harming our business and operating results.

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

Travel Industry Trends

Our current revenue is primarily derived from customers accessing our travel websites: NextTrip.com, Maupintour and Cruise Shoppes. According to PhoCusWright, 2007 is the first year in which more than half of all travel in the U.S. was purchased online. The remainder of travel in the U.S. was booked through traditional offline channels. Suppliers, including airlines, hotels and car rental companies, have continued to focus their efforts on direct sale of their products through their own websites, further promoting the migration of customers to online booking. In the current environment, suppliers' websites are believed to be taking market share domestically from both online travel companies ("OTCs") and traditional offline travel companies.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2010 Compared to the Fiscal Year Ended February 28, 2009

Revenues. Our total revenues decreased 52% to $1,320,225 for the fiscal year ended February 28, 2010, compared to $2,755,608 for the fiscal year ended February 28, 2009, a decrease of $1,435,383. In addition to the general economic environment resulting in a decline in the travel and leisure industry, the decrease was due primarily to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, radio and cable television.

Revenues from the travel segment decreased 66% to $724,734 for the fiscal year ended February 28, 2010, compared to $2,142,591 for the fiscal year ended February 28, 2009, a decrease of $1,417,857. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The Company made a strategic decision to direct virtually all of its limited resources to launching the R&R TV network, thereby diverting promotional efforts away from its traditional travel business.

Revenues from advertising decreased 3% to $595,491 for the fiscal year ended February 28, 2010, compared to $613,017 for the fiscal year ended February 28, 2009, a decrease of $17,526. Advertising revenue is generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network. Advertising revenues were substantially unchanged in fiscal 2010 compared to fiscal 2009 with reductions in showcase and print advertising revenues offset by revenues from R&R TV network advertising.

Cost of revenues. Cost of revenues increased 145% to $3,456,658 for fiscal 2010, compared to $1,410,113 for the same year ago period, an increase of $2,046,545. The costs associated with higher travel revenue in fiscal 2009 were replaced and increased in fiscal 2010 by costs, primarily broadcast carriage fees and production, directly associated with the launch of the Resort and Residence TV network.

Cost of revenues from the travel segment decreased 47% to $382,036 for fiscal 2010, compared to $718,252 for the same year ago period, a decrease of $336,216. The reduction in cost is directly associated with the reduction in revenue due to a shift in the Company’s strategy away from its traditional business model of providing recreational travel services, to that of a media business with a focus on travel and residential real estate utilizing the internet, radio and cable television.

Cost of revenues from advertising increased 66% to $3,160,884 for fiscal 2010, compared to $1,906,470 for the same year ago period, an increase of $1,254,414. The increase in cost is a result of the significant additional costs, primarily carriage fees, directly related to the network launch and on-going operation of R&R TV.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 109% from $4,286,684 for the fiscal year ended February 28, 2009 to $8,955,569 for the fiscal year ended February 28, 2010, an increase of $4,668,885. The increase was due primarily to an increase in amortization of intangibles of $1,334,927, finance and consulting fees incurred in raising capital of $2,651,834 and payroll and benefits of $604,930. Various other operating expenses account for the remaining difference of $77,194.

Other expenses: Interest expense increased 540% to $642,164 in fiscal 2010, compared to $119,195 in fiscal 2009, an increase of $522,969 due primarily to interest accrued on debt incurred in the acquisition of Resort and Residence TV assets of $199,318, amortization on discount on notes payable of $145,000, with the balance of $178,651 due primarily to interest paid on short-term debt through the issuance of stock and stock equivalents. Loss on disposal of fixed assets was $128,704 in fiscal 2010 due to the write off of leased equipment which is no longer used and abandoned furniture and software acquired with the acquisition of the Home Preview Channel.

Net Loss. We had a net loss of $11,864,232 and $3,045,831 for the fiscal years ended February 28, 2010 compared to February 28, 2009. The increase from 2009 to 2010 was primarily due to the cost incurred to launch and operate a television network as well as the amortization of significant intangible assets and equity issued in raising capital.  See following discussions on cost of revenues and operating expenses and the notes to the consolidated financial statements included in this Annual Report.

Assets. Our total assets were $15,405,745 at February 28, 2010 compared to $7,892,437 at February 28, 2009. The increase from 2009 to 2010 was primarily due to an increase in amortizable intangible assets from $6,717,109 to $12,099,652, net of amortization, resulting from our acquisitions of the RRTV assets on August 9, 2009.

Liabilities. Our total liabilities were $11,597,412 at February 28, 2010 compared to $2,571,662 at February 28, 2009.

The increase from 2009 to 2010 was primarily due to an increase in Notes Payable – Long Term Portion from $628,807 for the fiscal year ended February 28, 2009 to $6,477,469 for the fiscal year ended February 28, 2010. This increase of $5,848,662 is due primarily to long-term liabilities incurred in the RRTV asset acquisition.

Also contributing to the increase in liabilities was an increase in Related Party Notes Payable from $221,513 for the fiscal year ended February 28, 2009 to $1,900,710 for the fiscal year ended February 28, 2010. On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder has agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The holder will advance the funds under the terms of the note in tranches through April 15, 2010. The balance of the note payable is $1,492,346 at February 28, 2010. In addition, the Company had five outstanding convertible notes payable with shareholders in the amount of $300,000. Net reductions in Related Party Notes Payable in the amount of $113,149 were due substantially to payments to an officer of the Company.

Accounts Payable and Accrued Expenses increased from $968,452 for the fiscal year ended February 28, 2009 to $1,429,591 for the fiscal year ended February 28, 2010. The increase was due primarily to increased accrued interest of $263,213, increased accrued expenses of $146,980, and increased accounts payable of $92,403 offset by a reduction in other liabilities of $41,457.

Other Current Liabilities increased from $550,291 for the fiscal year ended February 28, 2009 to $817,199 for the fiscal year ended February 28, 2010.  The increase was due primarily to increases in customer deposits of $192,981 for tours to be taken in the future and increases in contingent liabilities of $73,927.

Total Stockholders’ Equity. Our stockholders’ equity was $3,808,333 at February 28, 2010, compared to $5,320,775 at February 28, 2009.

Contractual Obligations. The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2011	FY2012	FY 2013	Totals
Carriage Fees	$8,879,000	$10,354,000	$8,021,000	$27,254,000
Service Providers	147,000	36,000		183,000
Leases	172,000			172,000

Totals	$9,198,000	$10,390,000	$8,021,000	$27,609,000

Liquidity and Capital Resources; Going Concern

At February 28, 2010, the Company had $211,905 cash on-hand, an increase of $193,104 from $18,801 at the start of fiscal 2010. The increase in cash was due primarily to cash provided by debt and equity financing.

Net cash used by operations was $5,594,177 for the year ended February 29, 2010, an increase of $3,889,982 from $1,704,195 used during fiscal 2009. This increase was due to costs, primarily carriage fees, incurred to launch and operate a television network

Net cash used in investing activities decreased $186,892 to $328,107 for fiscal 2010 compared to $514,999 for fiscal 2009. Investments in web site development in the prior year were greater than deposit payments on acquisitions and additional security deposits made in the current year.

During the year ended February 28, 2010, net cash provided by financing activities was $6,115,389 consisting of net proceeds from related party loans of $2,363,194, proceeds from the sale of equity instruments of $3,795,348 less payments of capital lease obligations of $43,153.  During the year ended February 28, 2009, net cash provided by financing activities was $2,173,625 consisting primarily of the sale of equity instruments in the amount of $2,686,000 less payment of acquisitions of $270,000 and payments on loans and a lease in the amount of $242,375.

The R&R network was launched on November 6th 2009 with Comcast and DIRECTV bringing it into roughly 21 million households. In March 2010 the Company announced a further expansion to 28 million homes with Capital Broadcasting Corporation and is planning to reach 60 million households by the end of fiscal 2011. While we expect this market penetration to generate a substantial increase in operating, marketing, promotion and other expenses, we also expect that our revenues will ultimately increase sufficiently enough to cover these increases. Although carriage fees, our largest operating cost, begin immediately, brand recognition, which will result in greater revenues, takes time to develop. Accordingly, we believe that our results of operations in fiscal 2011 will not begin to improve until the fourth quarter.

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

Since our inception in June 2002, we have been focused on the travel industry solely through the internet. We have recently changed our business model from a company that generates nearly all revenues from its travel divisions to a media company focusing on travel and real estate by utilizing multiple media platforms including the internet, radio and television. As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes all associated revenue streams.

Since our inception, we have financed our operations through numerous debt and equity issuances.

The Company will need to raise substantial additional capital to support the on-going operation and increased market penetration of R&RTV including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business.  We believe that in the aggregate, we will need approximately $10 million to $15 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations under carriage/distribution agreements, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from media advertising, sponsorships, e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs.  There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

To date, we have funded our operations with the proceeds from the private equity financings. The Company issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(2) and Regulation D thereunder.

Currently, revenues provide approximately 10% of the company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $1.0 million. With the successful launch of the television network in November, 2009, virtually all of the associated expenses began immediately. However, it will take several months to drive viewers to the network which will subsequently improve visibility and increase our advertising client base and advertising and sponsorship rates. We expect the monthly cash burn rate will gradually increase to approximately $1.4 million, with the expectation of profitability by the fourth quarter of fiscal 2011.

Our multi-platform media revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations. Our ability to generate revenues depends, among other things, on our ability to operate our television network and create enough viewership to provide advertisers, sponsors, travelers and home buyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1”), an interactive media company, focuses on video and media advertising over Internet and Television platforms. Historically, the Company operated through two divisions, Media and Travel. A third (Real Estate) division is expected to launch during the second quarter of fiscal 2011.

The Media division targets two of the most universal, yet powerful consumer-passion categories - real estate and travel. The Company broadcasts a 24/7 digital television network called “R&R TV” via satellite and cable carriers. In addition, the Company delivers other digital targeted content via Broadband, Web, Print and Mobile. The Company’s other media platforms include a real estate Video-On-Demand (“VOD”) channel called Home TV on Demand (“Home TV”), a web radio network called “R&R Radio” and multiple websites including “RRTV.com” which features live streaming of its television network over the web. Revenues from the Media division include advertising fees from advertisements and programming aired on the R&R TV network and production services.

The Travel division operates NextTrip.com, a travel site that includes user-generated content, social networking, a directory of travel affiliate links, and travel business showcases. In addition, this division operates as a luxury tour operator offering escorted and independent tours worldwide to upscale travelers. Revenues from the Travel division include the sale of escorted and independent tours.

The Company was initially incorporated as Extraordinary Vacations Group, Inc. in the state of Delaware on June 24, 2002 and focused on the travel industry solely through the Internet.

On October 9, 2008, the Company acquired the majority of shares in Maximus Exploration Corporation, a reporting shell company, pursuant to a Share Exchange Agreement. The Share Exchange provides for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. The financial statements of Next 1, Interactive, Inc. reflects the retroactive effect of the Share Exchange as if it had occurred at the beginning of the reporting period. All loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

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

Impairment of Long-Lived Assets
In accordance with Accounting Standards Codification 360-10, "Property, Plant and Equipment", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

During the year ended February 28, 2010, the Company identified and recognized impaired losses of $116,000 on long-lived assets.

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

Management placed the website into service during the fiscal year ended February 28, 2010, subject to straight-line amortization over a three year period.

Goodwill and Intangible Assets
The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the years ended February 28, 2010 and 2009 was $1,670,784 and $335,856, respectively.

Earnings Per Share
Earnings per share are reported pursuant to the provisions of FASB ASC 210. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as the effect would be anti-dilutive.

Revenue Recognition
For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The barter transactions that have occurred since launching the television network in November of 2009 are immaterial. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $nil and $nil for the fiscal years ended February 28, 2010 and 2009 respectively.

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

Cost of Revenues
Cost of revenues includes costs directly attributable to services sold and delivered. These costs include such items as broadcast carriage fees, costs to produce television content, sales commission to business partners, hotel and airfare, cruises and membership fees.

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

Advertising Expense
Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the years ended February 28, 2010 and February 28, 2009 was $71,260 and $42,335, respectively.

Share Based Compensation
 The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transitions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments.

In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

Income taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Fair Value of Financial Instruments
The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements
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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective April 1, 2009. The implementation of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10, “Subsequent Events” (“ASC No. 855-10”). ASC No. 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC No. 855-10 was adopted by the Company on June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted FASB ASC Topic 855 on June 30, 2009 with no material effects to the financial results of the Company.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-33 which appear at the end of this annual report.

Next 1 Interactive, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Next 1 Interactive, Inc.
Weston, Florida

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. as of February 28, 2010 and February 28, 2009 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. as of February 28, 2010 and February 28, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $28,426,928 and a working capital deficit of $3,821,197 at February 28, 2010, net losses for the year ended February 28, 2010 of $10,329,599 and cash used in operations during the year ended February 28, 2010 of $5,589,426. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
June 8, 2010

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2010	February 28, 2009

Assets
Current Assets
Cash	$211,905	$18,801
Accounts receivable, net of allowance for doubtful accounts	166,059	125,783
Prepaid expenses and other current assets	2,378,450	15,612
Security deposits	206,346	128,239
Total current assets	2,962,760	288,435

Property and equipment, net	-	190,765
Other assets	-	181,130
Development costs, net	343,333	514,998
Amortizable intangible assets, net	12,099,652	6,717,109
Total assets	$15,405,745	$7,892,437

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,429,591	$968,452
Other current liabilities	817,199	550,291
Related party notes payable	1,900,710	221,513
Capital lease payable - current portion	51,928	43,163
Notes payable - current portion	900,963	87,966
Total current liabilities	5,100,391	1,871,385

Capital lease payable - long-term portion	19,552	71,470
Notes payable - long-term portion	6,477,469	628,807

Total liabilities	11,597,412	2,571,662

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 579,763 and 504,763 shares issued and outstanding at February 28, 2010 and February 28, 2009 respectively	5,798	5,048
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at February 28, 2010 and February 28, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at February 28, 2010 and February 28, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 32,756,045 and 24,668,231 shares issued and outstanding at February 28, 2010 and February 28, 2009 respectively	328	247
Additional paid-in-capital	33,763,778	23,412,819
Accumulated deficit	(29,961,571)	(18,097,339)
Total stockholders' equity (deficit)	3,808,333	5,320,775

Total liabilities and stockholders' equity (deficit)	$15,405,745	$7,892,437

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations
For the year ended February 28, 2010 and 2009

	February 28
	2010	2009

Revenues
Travel and commission revenues	$724,734	$2,142,591
Advertising revenues	595,491	613,017
Total revenues	1,320,225	2,755,608

Cost of revenues	3,456,658	1,410,113

Gross profit (Loss)	(2,136,433)	1,345,495

Operating expenses
Salaries & benefits	1,936,501	1,553,546
Selling and promotions expense	71,260	42,335
General & administrative	6,947,808	2,690,803
Total operating expenses	8,955,569	4,286,684

Operating income (loss)	(11,092,002)	(2,941,189)

Other income/(expense)
Interest expense	(642,164)	(119,195)
Gain on forgiveness of debt	9,650	-
Loss on disposal of assets	(128,704)
Other expense	(11,012)	14,553
Total other income (expense)	(772,230)	(104,642)

Net loss	$(11,864,232)	$(3,045,831)

Weighted average number of shares outstanding	27,016,912	13,448,861

Basic and diluted net loss per share	$(0.44)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity (Deficit)

									Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, February 29, 2008	-	-	1,369,643	$13,696	1,152,000	$1,152,000	5,249,277	$314,957	$12,189,696	$(15,051,508)	$(1,381,159)

Preferred stock issued for cash	-	-	180,000	1,800	350,000	350,000	-	-	178,200	-	530,000

Common stock issued for cash	-	-	-	-	-	-	3,326,677	1,957	2,154,042	-	2,155,999

Series C preferred stock converted to common stock	-	-	-	-	(1,502,000)	(1,502,000)	2,503,333	1,502	1,500,498	-	-

Common stock issued in exchange for services	-	-	-	-	-	-	1,443,706	866	937,543	-	938,409

Common stock issued in connection with acquisition of Brands on Demand	-	-	-	-	-	-	666,667	400	69,600	-	70,000
											-
Reverse merger with Maximus			-	-	-	-	511,500	(319,545)	48,312	-	(271,233)

Common stock and Series A preferred stock issued in exchange for Series B preferred stock	504,763	5,048	(1,549,643)	(15,496)	-	-	5,000,000	50	10,399	-	1

Common stock issued in connection with acquisitions of Home Preview Channel and Loop Networks	-	-	-	-	-	-	6,022,999	60	6,143,399	-	6,143,459

Detachable warrants issued in connection with debt restructure	-	-	-	-	-	-	-	-	181,130	-	181,130

Fractional share adjustment	-	-	-	-	-	-	(55,917)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(3,045,831)	(3,045,831)

Balances, February 28, 2009	504,763	5,048	-	-	-	-	24,668,242	247	23,412,819	(18,097,339)	5,320,775

Common stock issued for cash	-	-	-	-	-	-	1,110,910	11	940,337	-	940,348

Sale of private placement units consisting of one share of common stock and one warrant	-	-	-	-	-	-	2,570,000	26	2,854,973		2,854,999

Common stock issued in exchange for services	-	-	-	-	-	-	1,838,933	18	5,279,565	-	5,279,583

Warrants issued as interest									123,549		123,549

Common stock and warrants issued in connection with conversion of notes payable and interest due	-	-	-	-	-	-	785,733	8	715,267	-	715,275

Preferred and common stock issued for accounts payable and accrued expenses	368,862	3,689	-	-	-	-	61,807	1	434,335	-	438,024

Series A preferred stock converted to common stock	(293,862)	(2,939)	-	-	-	-	587,724	6	2,933		0

Cancellation and return of common stock	-	-	-	-	-	-	(1,132,818)	(11)	-	-	(11)

Common stock issued to replace shares of Extraordinary Vacations USA, Inc. in connection with share exchange agreement	-	-	-	-	-	-	577,647	6	-	-	6

Common stock issued for acquisition of former assets of Extraordinary Vacations USA, Inc.	-	-	-	-	-	-	1,687,867	17	-	-	17

Net loss										(11,864,232)	(11,864,232)

Balances, February 28, 2010	579,763	$5,798	-	-	-	-	32,756,045	$328	$33,763,778	$(29,961,571)	$3,808,333

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended February 29, 2010 and 2009

	February 28
	2010	2009
Cash flow from operating activities:
Net loss	$(11,864,232)	$(3,045,831)
Adjustments to reconcile net loss to net cash from
operating activities:
Gain on forgiveness of debt	(9,650)	-
Loss on disposal of fixed assets	128,704	-
Depreciation and amortization	1,733,023	436,471
Discount on note payable		(181,300)
Amortization of discount on notes payable	144,904	-
Stock and warrants issued for services	5,279,583	938,409
Warrants issued for interest	123,549
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(40,276)	(77,534)
(Increase) in prepaid expenses and other current assets	(2,362,885)	(15,612)
Increase in accounts payable and accrued expenses	1,006,194	128,702
Increase in other current liabilities	266,908	112,500
Net cash (used in) operating activities	(5,594,177)	(1,704,195)

Cash flows from investing activities:
Cash payment made in connection with asset acquisition	(250,000)	-
Technology development costs	-	(514,999)
Decrease (increase) in security deposits	(78,107)	-
Net cash provided by (used in) investing activities	(328,107)	(514,999)

Cash flows from financing activities:
Net proceeds from (payments of) related party loans	2,363,194	(117,318)
Payments of notes payable	-	(83,204)
Proceeds from note payable	-	-
Payments of capital lease payable	(43,153)	(41,853)
Proceeds from the sale of common stock, preferred stock and warrants	3,795,348	2,686,000
Purchase of common stock of Maximus	-	(200,000)
Cash payment for acquisition of Brands on Demand	-	(70,000)
Net cash provided by financing activities	6,115,389	2,173,625

Net increase (decrease) in cash	193,105	(45,568)

Cash at beginning of period	18,801	64,369

Cash at end of period	$211,905	$18,801

Supplemental disclosure:
Cash paid for interest	$17,780	$19,091

Supplemental disclosure of non-cash investing and financing activity:
During the year ended February 28, 2010, the Company acquired intangible and tangible assets of approximately $6,881,659 in exchange for debt.
During the year ended February 28, 2010 the Company converted notes payable and accrued interest in the amount of $715,275 for 785,733 shares of common stock
During the year ended February 28, 2010 the Company converted accounts payable and accrued expenses of $438,024 for 368,862 shares of preferred stock and 61,807 shares of common stock
During the year ended February 28, 2009, the Company acquired intangible and tangible assets of approximately $7,251,967 in exchange for common stock.
During the year ended February 28, 2009 contingent liabilities in the amount of $420,042 assumed in connection with the purchase of Maupintour LLC

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1”), an interactive media company, focuses on video and media advertising over Internet, Mobile and Television platforms. Historically, the Company operated through two divisions, Media and Travel. A third (Real Estate) division is expected to launch during the second quarter of fiscal 2011.

The Media division targets real estate and travel. The Company broadcasts a 24/7 digital television network called “R&R TV” via satellite and cable carriers. In addition, the Company delivers other digital targeted content via Broadband, Web, Print and Mobile. The Company’s other media platforms include a real estate Video-On-Demand (“VOD”) channel called Home TV on Demand (“Home TV”), a web radio network called “R&R Radio” and multiple websites including “RRTV.com” which features live streaming of its television network over the web. Revenues from the Media division include advertising fees from advertisements and programming aired on the R&R TV network and production services.

The Travel division operates NextTrip.com, a travel site that includes user-generated content, social networking, a directory of travel affiliate links, and travel business video showcases. In addition, this division operates as a luxury tour operator offering escorted and independent tours worldwide to upscale travelers and a cruise consortium offering marketing and technology solutions for independent cruise agencies. Revenues from the Travel division include the sale of escorted and independent tours.

The Company was initially incorporated as Extraordinary Vacations Group, Inc. in the state of Delaware on June 24, 2002 and focused on the travel industry solely through the Internet.

On October 9, 2008, the Company acquired the majority of shares in Maximus Exploration Corporation, a reporting shell company, pursuant to a Share Exchange Agreement. The Share Exchange provides for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. The financial statements of Next 1, Interactive, Inc. reflects the retroactive effect of the Share Exchange as if it had occurred at the beginning of the reporting period. All loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

Principles of Consolidation
The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets
In accordance with Accounting Standards Codification 360-10, "Property, Plant and Equipment", the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

During the year ended February 28, 2010, the Company identified and recognized impaired losses of $129,000 on long-lived assets.

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

Management placed the website into service during the fiscal year ended February 28, 2010, subject to straight-line amortization over a three year period.

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the years ended February 28, 2010 and 2009 was $1,670,784 and $335,856, respectively.

Earnings per Share

Earnings per share are reported pursuant to the provisions of FASB ASC 210. Accordingly, basic earnings per share reflects the weighted average number of shares outstanding during the year, and diluted shares adjusts that figure by the additional hypothetical shares that would be outstanding if all exercisable outstanding common stock equivalents with an exercise price below the current market value of the underlying stock were exercised. Common stock equivalents consist of stock options and warrants. Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed assuming the exercise of stock options under the treasury stock method and the related income taxes effects, if not anti-dilutive. For loss periods common share equivalents are excluded from the calculation, as the effect would be anti-dilutive.

Revenue Recognition

For advertising services, the Company recognizes revenue in the period when advertisements are either aired or published. Revenues from advertising barter transactions are recognized in the period during which the advertisements are either aired or published. Expenses from barter transactions are recognized in the period as incurred. Barter transactions are accounted for in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions. The barter transactions that have occurred since launching the television network in November of 2009 are immaterial. The amounts included in advertising services revenue and general and administrative for barter transactions were approximately $nil and $nil for the fiscal years ended February 28, 2010 and 2009 respectively.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

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

Cost of Revenues
Cost of revenues includes costs directly attributable to services sold and delivered. These costs include such items as broadcast carriage fees, costs to produce television content, sales commission to business partners, hotel and airfare, cruises and membership fees.

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

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

Advertising Expense
Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the years ended February 28, 2010 and February 28, 2009 was $82,493 and $42,335, respectively.

Share Based Compensation.  The Company computes share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments.

In March 2005 the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s financial statements.

ASC 820 also describes three levels of inputs that may be used to measure fair value:

•	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements
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

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. Pursuant to the requirements of FASB ASC Topic 820, we adopted the provisions of Topic 820 with respect to our non-financial assets and non-financial liabilities effective April 1, 2009. The implementation of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued Accounting Standards Codification No. ASC 855-10,  “Subsequent Events” (“ASC No. 855-10”). ASC No. 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:
1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. We adopted FASB ASC Topic 855 on June 30, 2009 with no material effects to the financial results of the Company.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $29,961,571 and a working capital deficit of $2,137,631 at February 28, 2010, net losses for the year ended February 28, 2010 of $11,864,232 and cash used in operations during the year ended February 28, 2010 of $5,594,142.  While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

Management’s plans with regard to this going concern are as follows:  The Company will continue to raise funds through private placements with third parties by way of a public or private offering. In addition, the Board of Directors has agreed to make available, to the extent possible, the necessary capital required to allow management to aggressively expand the R&R TV Linear Network, as well as its planned Interactive and Video on Demand solutions. Management and Board members are working aggressively to increase the viewership of our network by promoting it across other mediums as well as other networks which will increase value to advertisers and result in higher advertising rates and revenues.

While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company's limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

Note 3 – Property and Equipment

Property and equipment consisted of the following at February 28:

	2010	2009

Leased equipment	$-	$177,754
Furniture and equipment	-	21,069
Software	-	92,557
	-	291,380
Less: Accumulated depreciation	-	(100,615)
Net property and equipment	$-	$190,765

The property, plant and equipment consisted of leased equipment which is no longer used and abandoned furniture and software acquired with the acquisition of the Home Preview Channel. Accordingly, an impairment charge in the amount of $129,000 was recognized during the year ended February 28, 2010.

Depreciation expense for the fiscal years ended February 28, 2010 and 2009 was $62,240 and $110,616, respectively

Note 4 – Acquisitions and Intangible Assets

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual Media, consisting of the following:

1)	Trade name of the company of Resort & Residence;
2)	Trademark of Resort & Residence;
3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net; resortandresidencechannel.tv and resortandresidencechannel.info;
4)	Licenses and permits necessary for the conduct of the business of the Company;
5)	Interactive application design;
6)	Network promotional video clip.

The previously listed intangibles, in conjunction with the industry contacts of the seller, resulted in the execution of a Broadcast Services Agreement (“BSA”) with a major satellite service provider. The achievement of this relationship in a timely manner was critical to launching R&R TV.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

The cost of the Resort and Residence TV acquisition was approximately $6.88 million, of which a $250,000 deposit was paid during the year ended February 28, 2010. See Note 6 for discussion of future debt payments.

The acquired assets are amortized over their contractual life or estimated useful life. Amortization of those assets has begun during the third quarter of this fiscal year.

Pursuant to the Agreement, the Company made a $250,000 initial payment for the assets of Resort and Residence TV, $175,000 of which was paid at closing and the remaining $75,000 paid October, 2009. In addition, the Company is required to pay to Televisual Media $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture (the “Debenture”) to Televisual Media payable on June 9, 2012. The Debenture bears interest at 5% per annum payable in full upon maturity. The Debenture also entitles Televisual Media to receive 20% of all profits earned from the Resort and Residence TV assets through maturity, with such proceeds being used towards the retirement of the Debenture.

In connection with the Agreement, Televisual Media also receives $3,500,000 of Secured Series Convertible Preferred Stock (the “Preferred Stock”) of the Company which collateralizes the final loan payment of $3,500,000 due June 9, 2019. Accordingly, the Preferred Stock is classified as a long-term liability on the balance sheet and has a mandatory redemption date of June 9, 2019. Televisual Media has the right to convert the Preferred Stock into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Stock. The Company has the right to redeem or force conversion of the Preferred Stock after the first year of operation of the network.  Should the Company fail to repay the $3,500,000 loan on June 9, 2019, interest thereafter will be fixed at 1% per year until such time as the loan is repaid or the Preferred shares are converted. The Preferred Stock is secured by all of the assets of Resort and Residence TV.

As of February 28, 2010, the Company has not issued the Secured Series Convertible Preferred Stock.

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

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement, dated July 15, 2008 with the stockholders of The Home Preview Channel, Inc. (“HPC”). The Home Preview Channel was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes.  The network had a technology that was developed in conjunction with Loop Networks (see below) that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. The Company saw in HPC a significant opportunity to revamp and re-launch the network into a more current format that could include travel and real estate while utilizing the reach to accelerate Web and Mobile properties for the company. In addition the Company recognized the opportunity to use the HPC carrier relationships to expand the platform for both Linear and Video on Demand opportunities.

Pursuant to the HPC Agreement, the Company issued 677,999 shares of its common stock in exchange for 100% of the issued and outstanding shares of HPC. The total value of the consideration given was approximately $692,000. The Company acquired assets with a net realizable value of approximately $166,000 and assumed adjusted liabilities of approximately $824,000 resulting in amortizable intangible assets of approximately $1,350,000. The assets acquired consist primarily of broadcast services agreements and developed relationships with cable TV carriers and are being amortized over an estimated useful life of seven years.

On October 29, 2008, the Registrant consummated the transactions contemplated by a Purchase Agreement with the members of Loop Networks, LLC (“Loop”). Loop Networks is a technology company that owns the Detroit HPC charter agreement. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for the Home Preview Channel.  This technology allows for images and data to be broken down, moved over the internet and reformatted as video at the television distribution point, which the Company sees as essential in allowing the TV network to amass and store large amounts of data (i.e. the potential to process 8 million real estate listings) and deliver them to the consumer on demand, thereby conserving significant bandwidth.

Pursuant to the Loop Agreement, the Company issued 5,345,000 shares of its common stock in exchange for 100% of the issued and outstanding membership interests of Loop. The total value of the consideration given was approximately $5,450,000. The Company acquired assets with a net realizable value of approximately $5,000 and assumed liabilities of approximately $300,000 resulting in intangible assets of approximately $5,650,000. The assets acquired consist primarily of the exclusive use of technology required to provide video-on-demand and interactive TV capabilities and are being amortized over an estimated useful life of seven years.

The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

	February 28, 2010
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	6.1 years	$7,938,935	$727,681	$7,211,254
Technology	5.7 years	5,703,829	1,086,444	4,617,385
Web Site	2.0 years	514,999	171,666	343,333
Trade Name	6.5 years	291,859	20,847	271,012
		$14,449,622	$2,006,638	$12,442,984

	February 28, 2009
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	6.7 years	$1,349,135	$64,245	$1,284,890
Technology	6.7 years	5,703,829	271,611	5,432,218
Web Site	3.0 years	514,999	-	514,999
		$7,567,963	$335,856	$7,232,107

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $1,670,782 for the year ended February 28, 2010.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at February 28:

	2010	2009
Trade accounts payable	$779,778	$695,380
Accrued interest	319,938	56,724
Deferred salary	178,450	153,262
Accrued expenses – other	151,425	63,086
Totals	$1,429,591	$968,452

Note 6 – Notes Payable

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual Media. (See Note 4).

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

Pursuant to the Agreement, the Company made a $250,000 initial payment for the assets of Resort and Residence TV, $175,000 of which was paid at closing and the remaining $75,000 paid October, 2009. In addition, the Company is required to pay to Televisual Media $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture (the “Debenture”) to Televisual Media payable on June 9, 2012. The Debenture bears interest at 5% per annum payable in full upon maturity. The Debenture also entitles Televisual Media to receive 20% of all profits earned from the Resort and Residence TV assets through maturity, with such proceeds being used towards the retirement of the Debenture.

In connection with the Agreement, Televisual Media also receives $3,500,000 of Secured Series Convertible Preferred Stock (the “Preferred Stock”) of the Company which collateralizes the final loan payment of $3,500,000 due June 9, 2019. Accordingly, the Preferred Stock is classified as a long-term liability included in notes payable in the accompanying balance sheet, discounted to approximately $2,419,000 due to the present value effect of imputed interest. The preferred stock has a mandatory redemption date of June 9, 2019. Televisual Media has the right to convert the Preferred Stock into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Stock. The Company has the right to redeem or force conversion of the Preferred Stock after the first year of operation of the network.  Should the Company fail to repay the $3,500,000 loan on June 9, 2019, interest thereafter will be fixed at 1% per year until such time as the loan is repaid or the Preferred shares are converted. The Preferred Stock is secured by all of the assets of Resort and Residence TV.

As of February 28, 2010, the Company has not issued the Secured Series Convertible Preferred Stock.

Except for the Agreement, there is no material relationship between the Company or its affiliates and any of the parties to the Agreement.

On July 31, 2009, the Company entered in to an agreement with an investment services provider (“provider”) to raise $500,000 in debt funding whereby the Company provided 500,000 shares (1 share for each dollar of debt raised) of S-8 free-trading shares as collateral. The agreement provided that in the event the share price dropped below a predetermined loan-to-value level, additional collateral would be required. The provider was able to raise only $99,000. Due to the decrease in the stock price, the provider retained 162,233 shares in exchange for the funds delivered and returned 337,767 shares to the Company.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

The Company has a note payable with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note was approximately $309,000 at February 28, 2010.

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

In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and is amortized monthly over the term of the note. Approximately $36,000 of the remaining discount is included in prepaid expenses and other current assets. At February 28, 2010, approximately $145,000 was amortized as interest expense for the fiscal year ended February 28, 2010.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the Lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500. As of February 28, 2010, the Company has not made any installment payments on this obligation

Required principal payment obligations attributable to the foregoing are tabulated below:

Year ending February 28,
2011	$900,963
2012	1,059,037
2013 and later	5,418,482

Total	$7,378,482

Interest expense on the notes payable was $408,000 and $59,000 for the fiscal year ended February 28, 2010 and 2009, respectively.

Note 7 – Capital Lease Payable

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

The following is a schedule by years of future minimum payments required under the lease together with their present value as of February 28, 2010.

Year Ending February 28:	2010	2009

2010	$-	$60,945
2011	60,945	60,945
2012	20,313	20,313

Total minimum lease payments	81,258	142,203
Less amount representing interest	9,778	27,570

Present value of minimum lease payments	71,480	114,633

Less: current portion	51,928	43,163

Long-term portion	$19,552	$71,470

Interest expense paid on the capital lease was $18,000 and $19,000 during the fiscal years ended February 28, 2010 and February 28, 2009, respectively.

Note 8 – Related Party Transactions

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder has agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The holder will advance the funds under the terms of the note in tranches through April 15, 2010.  The balance of the note payable is $1,492,346 at February 28, 2010.

As consideration for the loan, the Company issued 7,000,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.46%
Dividend yield	0%
Volatility factor	136.1%
Expected life	1.5 years

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.283 million in prepaid finance fees upon origination and amortized approximately $219,000 in expense during the year. In addition, interest expense in the amount of $5,000 was recorded on the note for fiscal 2010.

The Company had six convertible notes payable with shareholders totalling $400,000 of which $100,000 was converted to equity and $300,000 is currently due. The notes have terms ranging from 14 to 27 days and are convertible at the option of the note holder to units consisting of one common share and from 1 to 2 warrants with exercise prices ranging from $1.00 to $2.00 and terms ranging from 1 to 3 years. The notes are secured by the Company’s accounts receivable. Warrants with a fair value in the amount of $114,000 were issued as a one-time interest payment on the loans representing an equivalent average annualized rate of interest of 1,775%.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Risk-free interest rate	0.47%-1.57%
Dividend yield	0%
Volatility factor	138.9%-140.3%
Expected life	0.5-1.5 years

The Company considered whether these convertible notes should have been accounted for pursuant to ASC 470, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio (formerly EITF Issue No. 98-5), and ASC 470, Application of EITF Issue No. 98-5 to Certain Convertible Instruments (formerly EITF Issue No. 00-27). Pursuant to the terms of these subordinated convertible notes, no beneficial conversion feature was recorded.

The Company has notes payable with a director and officer for approximately $51,000.      The loans bear interest at 18% compounded daily and have no stated maturity date. Interest expense on the loans was approximately $37,000 and $20,000 for the years ended February 28, 2010 and February 28, 2009 respectively.

The Company has a loan payable with a director and officer for approximately $10,000. The loan bears interest at 4% per annum and has no stated maturity date. Interest expense on the loan was approximately $400 and $nil for the years ended February 28, 2010 and February 28, 2009 respectively.

The Company also has a loan payable to an existing shareholder for approximately $30,000. The loan bears interest at 10% per year and has no stated maturity date. Interest expense recorded on the loan for fiscal 2010 was approximately $4,000.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

The Company also has a loan payable to an existing shareholder for approximately $17,000. The loan bears interest at 4% per year and has no stated maturity date. Interest expense recorded on the loan for fiscal 2010 was approximately $1,000.

The Company executed two agreements with a family member of an executive who is the guarantor of a merchant account required to process credit card transactions. The fee per the agreements is $2,100 per month. The first agreement is retroactive to when the merchant account began processing transactions in April of 2007. As a result, the Company has recorded an accrued expense in the amount of $73,500 at February 28, 2010. The second agreement provides for the same monthly fee in the amount of $2,100 for a term of 3 years beginning April, 2010.

From time to time the Company has used the services of a law firm for which a relative works and that activity was insignificant.

As discussed in Note 7, the Company leases equipment under a capital lease from an existing shareholder.

Note 9 – Stockholders’ Equity

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

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

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

Preferred Stock

The aggregate number of shares of Preferred Stock that the Corporation will have authority to issue is One Hundred Million (100,000,000), with a par value of $0.00001 per share.

The Preferred Stock may be divided into and issued in series. The Board of Directors of the Corporation is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Corporation is authorized, within any limitations prescribed by law and this Article, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

The Company has authorized 3,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares of Series A Preferred Stock into Common Stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing after January 1, 2006 up to the date of such conversion.

In the event of any liquidation, dissolution or winding up of this Corporation, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Corporation to the holders of the Common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series A Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

During November, 2009, 293,862 shares of the Series A preferred stock were exchanged for 587,724 common shares.

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

On October 14, 2008, the Company issued 504,763 shares of Series A preferred stock to a director and officer of the Company in connection with a share exchange for shares of Series C Preferred stock.

In August, 2009, the Company issued 368,862 shares of Series A preferred stock valued at $368,862 to executives in exchange for deferred salary and accrued interest on loans.

The Company has authorized 3,000,000 shares of Series B 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series B Preferred Stock”). The holders of record of shares of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (400) votes for each share of Series B Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares into Common Stock at a conversion formula of the greater of (i.e. whichever formula yields the greater number of shares of Common Stock upon conversion): (1) twelve and one-half (12.5) shares of Common Stock for each share of Series B Preferred Stock converted  or (2) the number of shares of Series B Preferred Stock being converted multiplied by a fraction, the numerator of which is $1.00 and the denominator of which is 80% of the lower of (a) the lowest price at which the Company issued a share of Common Stock on or after January 1, 2006 up to the date of such conversion or (b) the lowest market price of a share of Common Stock up to the date of such conversion.

In the event of any liquidation, dissolution or winding up of this Corporation, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Corporation to the holders of the Common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series B Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

There were no Series B Preferred shares issued and outstanding at February 28, 2010.

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to NO votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at February 28, 2010.

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

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

During the year ended February 28, 2010, the Company issued 2,285,000 units consisting of 1 share of common stock and 1 warrant with an exercise price of $2.00 and three year life, in exchange for cash of $2,285,000. In addition, the Company issued 285,000 units consisting of 1 share of common stock and 2 warrants with an exercise price of $3.00 and three year life, for $570,000. The Company also issued 1,111,000 shares of common stock in exchange for cash of $940,000.

During the year ended February 28, 2010, the company issued approximately 1,839,000 shares of common stock in exchange for services rendered valued at approximately $2,790,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the year ended February 28, 2010, the company issued approximately 786,000 shares, consisting primarily of units which include 1 share of common stock and 1 warrant with an exercise price valued at approximately $715,000 for conversion of notes payable and interest due.

During the year ended February 28, 2010, the company issued approximately 62,000 shares of common stock in exchange for settlement of accounts payable and accrued expenses valued at approximately $69,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During November, 2009, an executive director of the company converted 293,862 shares of the Series A preferred stock for 587,724 shares of common stock.

During the year ended February 28, 2010, the company issued approximately 578,000 shares of common stock in exchange for EXVG stock sold in the prior year. See previous discussion of the Share Exchange at the beginning of this note on Stockholders’ Equity.

During the year ended February 28, 2010, the Company issued approximately 1,700,000 shares of common stock in connection with the valuation of certain video assets currently televised on the R&R TV network and the Maupintour trade name not previously recognized in the initial reverse merger transaction with Maximus. Management engaged an independent appraiser to assist in the valuation of these assets resulting in an appraised value of approximately $1,700,000. See 10-K discussion of organizational history regarding the reverse merger transaction. Since these assets were not previously recognized on the books of EXVG or EVUSA, no value was recorded in the financial statements reported herein.

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

As discussed in Note 4, in August 2008, the Company issued 664,000 shares of EXVG common stock in connection with the acquisition of Brands on Demand, an internet marketing company. The Company also issued 167,000 shares of common stock to a major shareholder of Brands on Demand for consulting services associated with the acquisition. As a result of the dissolution of Brands on Demand, an executive director of the Company was terminated and 667,000 shares of common stock were cancelled during the year ended February 28, 2010.

In addition, during the year ended February 28, 2010, approximately 294,000 common shares, which represented the unearned portion of shares issued to another Company executive, were cancelled. Another 172,000 common shares were cancelled, primarily from employees forfeiting their shares which were subsequently reissued.

In August 2008, the Company converted 1,502,000 shares of EXVG Series C preferred stock, representing the total number of outstanding Preferred Series C shares, into approximately 2,500,000 shares of common stock.

As discussed further in Note 4, in October 2008, the Company issued approximately 6,000,000 shares of Next 1 common stock in connection with the acquisitions of Home Preview Channel and Loop Networks, LLC. The fair value of the Next 1 shares issued on the date of the closing of the acquisition was $1.02.

In December 2008, the Company issued 66,667 shares of Next 1 common stock in exchange for $200,000.

Warrants

During the year ended February 28, 2010, the company issued 7,837,862 warrants valued at approximately $2,544,142 in exchange for services rendered, consisting primarily of financing fees incurred in raising capital.

During the year ended February 28, 2010, the company issued 427,000 warrants valued at approximately $124,000 as interest on related-party debt.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.12%-1.66%
Dividend yield	0%
Volatility factor	101.0%-140.9%
Expected life	1.5-2.5 years

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

In connection with the restructure and reissuance of certain notes payable, the Company granted 150,000 warrants to purchase Next One common stock at an exercise price of $3.00 per share as further discussed in Note 6. The warrants expire on March 31, 2012.

At February 28, 2010 there were 11,704,862 warrants outstanding with a weighted average exercise price of $1.35 and weighted average life of 2.9 years. No warrants were exercised during fiscal 2010.

Note 10 – Income Taxes

The provision for income taxes consists of the following components for the years ended February 28, 2010 and 2009:

	2010	2009
Current	$-	$-
Deferred	-	-
	$-	$-

The components of deferred income tax assets and liabilities are as follows:

	February 28,	February 28,
	2010	2009
Long-term deferred tax assets:
Stock compensation benefit	$1,847,854	$1,539,069
Net operating loss carryforward	7,099,627	4,795,000
Total long-term deferred tax assets	8,947,481	6,334,069
Valuation allowance	(8,947,481)	(6,334,069)

	$-	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

The effective tax rates for 2010 and 2009 were computed by applying the federal and state statutory corporate tax rates as follows:

	2010	2009
Statutory Federal income tax rate	35%	35%
Less valuation allowance	-35%	-35%
	0%	0%

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

Changes in deferred tax valuation allowances are as follows:

	Fiscal Year Ended February 28, 2010	Fiscal Year Ended February 28, 2009
Balance at beginning of period	$6,334,069	$3,622,000
Increase in valuation allowance	2,613,412	2,712,069

Balance at end of period	$8,947,481	$6,334,069

The net operating loss (“NOL”) carryforward balance as of February 28, 2010 was $20,300,000, expiring between 2010 and 2029. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2006 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2006.

Note 11 - Commitments and Contingencies

The Company currently has agreements in place with a major satellite provider to carry the R&R TV network. The agreement become effective in November 2009 and is for a term of three years. It requires the Company to pay carriage fees of approximately $125,000 per week in year one, $127,000 per week in year two and $147,000 per week in year three. The Company is heavily reliant on this provider in order to continue broadcasting and if this commitment is not met it could seriously impede the Company’s ability to generate revenues.

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

In addition, the Company has agreements in place with a cable provider for various linear and video-on-demand (“VOD”) services. The agreement requires that the Company pay monthly carriage fees ranging from $150,000 to $300,000.

The Company also has agreements in place with service providers which are primarily the cost of processing media for the network. These agreements vary in length but pose a future commitment on the part of the Company

The Company currently leases office space for its headquarters located in Weston, Florida under an operating lease. The lease calls for monthly payments of approximately $14,000, including electricity and common charges and expires on December 31, 2010. Rent expense for the years ended February 28, 2010 and February 28, 2009 was $164,000 and $230,000.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2011	FY2012	FY 2013	Totals

Carriage Fees	$8,879,000	$10,354,000	$8,021,000	$27,254,000
Service Providers	147,000	36,000		183,000
Leases	172,000			172,000

Totals	$9,198,000	$10,390,000	$8,021,000	$27,609,000

Legal Matters
We are otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims employment issues, and vendor matters We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

There is currently a case pending whereby the Company’s Chief Executive Officer (“defendant”) is being sued for allegedly breaching a contract which he signed in his role as CEO of Extraordinary Vacations Group, Inc. The case is being strongly contested. The defendant’s motion to dismiss plaintiff’s amended complaint with prejudice has been argued before the judge in the case. We are awaiting a ruling at this time.

Other Matters
In December 2005, the Company acquired Maupintour LLC On March 1, 2007. The Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007 the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities as a result of this matter and has recorded an accrual in other current liabilities at February 28, 2010.

As of February 28, 2010, management believes that very few of the contingent liabilities will be realized.

Note 12 – Segment Reporting

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

The tables below present information about reportable segments for the years ended February 28, 2010 and February 28, 2009:

Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

	2/28/2010	2/29/2009
Revenues
Media	$595,491	$613,017
Travel	724,734	2,142,591
Consolidated revenues	$1,320,225	$2,755,608

	2/28/2010	2/29/2009
Operating Expense
Media	$3,125,820	$1,873,186
Travel	342,556	650,920
Segment expense	3,468,376	2,524,106
Corporate	3,759,302	1,326,107
Consolidated operating expense	$7,227,677	$3,850,213

Depreciation and amortization
Media	$35,064	$33,284
Travel	39,480	67,332
Segment total	74,544	100,616
Corporate	1,653,348	335,855
Consolidated depreciation and amortization	$1,727,892	$436,471

The table below shows information regarding segment assets:

	2/28/2010	2/29/2009
Segment Assets
Media	$15,229,701	$7,347,670
Travel	176,044	363,389
Segment total	15,405,745	7,711,059
Corporate	-	181,378
Total Assets	$15,405,745	$7,892,437

The Company did not generate any revenue outside the United States for the years ended February 28, 2010 and February 29, 2009, and the Company did not have any assets located outside the United States.

 Next 1 Interactive, Inc.

Notes to Consolidated Financial Statements

Note 13 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009.  The Company evaluated subsequent events for the period from February 28, 2010, the date of these financial statements, through June 8, 2010, which represents the date these financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after June 8, 2010.

On May 28, 2010 the Company settled a dispute with Televisual Media Works, LLC (“Televisual Media”) and certain principals of that entity. The settlement requires Televisual to forego its rights under the Asset Purchase Agreement entered into in June 2009 (see Note 4) in exchange for a modification to the future debt obligations and stock issuances that were initially agreed upon. Under the terms of the settlement agreement the Company is required to issue 1,750,000 shares of common stock immediately and pay $100,000 on or before June 15, 2010. In addition, beginning on August 1, 2010, the Company will pay Televisual Media twenty monthly payments of $50,000 each for a total of $1.0 million.

The dispute pertained to certain matters separate from the Asset Purchase Agreement including services and capabilities that were expected to be provided in order to enhance features and to expand viewership subsequent to the acquisition. Management has not determined the impact of the settlement agreement, if any, on the acquired intangible assets.

On November 17, 2009, an action was filed for breach of contract by a service provider to a wholly-owned subsidiary (Brands on Demand, LLC) of the Company which had previously been dissolved. A Motion to Dismiss was filed, after which the Company agreed to participate in the mediation program offered by the United States District Court for the District of Columbia. On April 10, 2010, a settlement was reached whereby the Company agreed to a settlement amount of $65,000 consisting of a cash payment of $25,000 and $40,000 worth of the Company’s common stock (approximately 70,000 shares at the date of the settlement).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

On October 9, 2008, the Company engaged Kramer, Weisman & Associates, LLP (“Kramer”) as its new registered independent public auditors. The appointment of Kramer was approved by our board of directors on October 9, 2008. During our most recent fiscal year ended February 28, 2010, the Company did not consult Kramer regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K.

Prior to engaging Kramer, the Company had not consulted Kramer regarding the application of accounting principles to any specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of February 28, 2010.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of February 28, 2010, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2010 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2010:

•
The Company does not have an independent audit committee or audit committee financial expert.  Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management. Our management determined that this deficiency constituted a material weakness.

•
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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the respective names, ages and positions of our directors and executive officers as well as the year that each of them commenced serving as a director with Next 1. The terms of all of the directors, as identified below, will run until their successors are elected and qualified.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

James Whyte	63	Chairman of the Board	2008
William Kerby	52	Chief Executive Officer and Vice Chairman	2008
Richard Sokolowski	57	Chief Financial Officer	2009
Anthony Byron	56	Chief Operating Officer and Director	2008
Mark A. Wilton	64	Director	2009

Management and Director Biographies:

James Whyte - Chairman:

James Whyte, age 63, has over 40 years experience in the Travel and Real Estate Industries as senior management, entrepreneur and owner of several Travel and Real Estate related companies. Mr. Whyte’s Travel experience includes airlines (chartered & scheduled), hotels, cruises, rental cars, transportation (bus), tour operations, wholesale, retail travel, consolidator, travel magazines and marketing companies. Mr. Whyte’s Real Estate experience includes management and ownership of hotels, marinas, apartment buildings and development companies. Mr. Whyte also served on many committees and boards including: Hawaii Visitor Bureau, ASTA and White House Commission on Tourism and Travel. Mr. Whyte also owns breeds and races Thoroughbred Horses in the US, Canada & Australia.

William Kerby – Chief Executive Officer and Vice Chairman:

William Kerby, age 52 is the founder of Next 1, Interactive, Inc.  From 2008 to present, he has been the architect of the Next One model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded  Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia.

Mark Wilton - Director:

Mark A. Wilton, age 64, currently serves as the President and CEO of MarWil Investments GMBh – Co-KG, an international corporation that has owned and managed European commercial real estate since 1976.  Mr. Wilton also serves as the sole director of MarWil Investments USA, a company he founded in 1978, that owns, develops and manages residential income properties.  MarWil Investments USA was one of the largest apartment development companies in the Western United States from 1978 through 2004.  Mr. Wilton is also a Board Member of Jesup & Lamont Securities Corp., a full-service brokerage and investment banking firm specializing in institutional, retail sales, trading services and equity research.  Founded, in 1877, Jesup & Lamont is one of the oldest brokerage firms in the United States.  From 1978 to 1985, Mr. Wilton served as the President and CEO of Marlind Inc., a general contracting and development company Mr. Wilton founded.  Mr. Wilton has also held directorships with several banks.  From 1976 to 2008, Mr. Wilton founded and then served as a director of Centennial Bank.  In 1981, Mr. Wilton founded and subsequently served as a director of Bay Bank of Commerce.   In 2004, Bay Bank of Commerce was sold to Greater Bay Bank, where Mr. Wilton remained as a director until Greater Bay Bank was subsequently sold to Wells Fargo Bank in 2008.  Mr. Wilton is a graduate of the American College of Switzerland with a B.B.S. in both International Economics and International Business.

Anthony Michael Byron- Chief Operating Officer and Director:

Anthony Michael Byron, age 56, is a 35 year industry veteran and a respected leader in the motivational incentive travel and event marketing industry. He graduated from York University in Toronto with an Honors Bachelor of Arts Degree.

Mr. Byron has owned and operated various different Travel and Incentive companies, including wholesale tour operations, retail travel, Incentive travel and Event management. Prior leadership roles in the travel field includes; President of Hemisphere Tours Ltd. (an international tour wholesale package tour operator) which was founded in 1977., He later served as Owner and President of Travelsphere Inc./Select Travel Inc. (a retail and Incentive tour company), and then as Owner/President of The Travel Producers Inc. (a corporate Incentive travel firm which was merged with Meridican Incentive Consultants in 1986).

Mr. Byron remains active as the Majority Shareholder and President and CEO of Meridican Incentive Consultants specializing in Incentive programs and event management for its North American client base.   Mr. Byron relocated to Weston Florida on August 1, 2008 and is the Chief Operations Officer for Next 1 Interactive, Inc.

Richard Sokolowski – Chief Financial Officer:

Mr. Sokolowski, age 57, combines over 25 years of experience in various industries and positions including finance, information technology & project management, operations and SEC reporting, including Sarbanes-Oxley compliance. Mr. Sokolowski spent the last eleven years in various capacities, most recently as Vice President-Corporate Controller, with Memry Corporation, a publicly-traded company listed on the American Stock Exchange.  From 1995 through 1998 he was the Controller and Director of Management Information Services for Harco Laboratories, Inc.  Previously, he had been associated with a number of different public and privately held companies holding various middle and senior management positions.  Mr. Sokolowski earned a M.S. Degree in Computer Science from the University of New Haven and a B.S. Degree in Accounting from Central Connecticut State University.  He is also a Certified Public Accountant (CPA), Certified Management Accountant (CMA), Certified Financial Manager (CFM) and Certified Information Technology Professional (CITP).

Family Relationships amongst Directors and Officers:

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

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

Information Concerning Non-Director Executive Officers

We currently have one executive officer serving who is a non-director. Richard Sokolowski our Chief Financial Officer is not a member of our Board of Directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended February 28, 2010, were timely, with the exception of those instances listed below:

•
Mark Wilton, a member of the Board of Directors inadvertently failed to timely file a Form 4 for the purchase of 225,700shares of our Common Stock for the period ending February 28, 2010.  Mr. Wilton reported these transactions on a Form 5 filed on April 15, 2010, and

•
Richard Sokolowski, the Company’s Chief Financial Officer, received 25,000 shares of restricted Common Stock on January 25, 2010.  Mr. Sokolowski reported these transactions on a Form 3 filed on June 2, 2010.

Item 11.  Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal years ended February 28, 2010 and February 28, 2009

Name and principal position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Whyte	2010	0	0	0	0	0	0	0	0
Chairman of the Board	2009	0	0	0	0	0	0	0	0

William Kerby	2010	300,000	0	0	0	0	0	14,400	314,400
CEO and Vice Chair (1)	2009	300,000						14,400	314,400

Mark A. Wilton	2010	0	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0	0

Anthony Byron	2010	240,000	0	0	0	0	0	0	240,000
COO and Director (2)	2009	240,000	0	0	0	0	0	0	240,000

Richard Sokolowski	2010	100,000	0	0	0	0	0	0	100,000
CFO (3)	2009	0	0	0	0	0	0	0	0

(1)	Bill Kerby receives an annual base salary of $300,000 of which $60,000 is deferred. He also receives an auto allowance in the amount of $1,200 per month, as additional compensation

(2)	Anthony Byron receives an annual base salary of $240,000 of which $48,000 is deferred.

(3)	Richard Sokolowski was appointed as the Company’s Chief Financial Officer and Principal Financial Officer effective July 6, 2009. Mr. Sokolowski’s base salary is $150,000.

Outstanding Equity Awards at Fiscal Year-End

The shareholders approved the Next 1 Interactive, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting on October 28, 2009.  Under the 2009 Plan, 4,500,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. Utilizing a variety of equity compensation instruments, we plan to use the 4,500,000 shares under the 2009 Plan to:

1)	Attract and retain key employees and directors, including key Next 1 executives, and;
2)	Provide an incentive for them to assist Next 1 to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.

As of February 28, 2010, the Company has not granted any equity awards from this plan to its employees.

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

Pursuant to an employment agreement, dated July 6, 2009 (the “Employment Agreement”), Mr. Sokolowski was appointed as the Company’s Chief Financial Officer and Principal Financial Officer. The initial term of the Employment Agreement is for a period of three years with a minimum base salary of no less than $150,000 per year of employment.  Mr. Sokolowski will also be eligible for a discretionary cash bonus that may be set by the Company’s board of directors from time to time.  In addition, Mr Sokolowski was eligible and received a stock bonus of 25,000 shares of the Company’s common stock based on the effectiveness of the systems and financial controls implemented by Mr. Sokolowski within the 90 day and 180 day anniversary dates of Mr. Sokolowski’s employment.

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

Code of Business Conduct and Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)

Common Stock	James Whyte	1,675,000	(2)	5.0%
Series A Preferred Stock	Chairman of the Board	0		—

Common Stock	William Kerby	2,927,503	(3)	8.8%
Series A Preferred Stock	CEO & Vice Chairman	583,243	(4)	87.9%

Common Stock	Mark Wilton	1,260,200		3.8%
Series A Preferred Stock	Director	0		—

Common Stock	Anthony Byron	1,077,747	(5)	3.2%
Series A Preferred Stock	Chief Operating Officer and Director	80,000	(6)	12.1%

Common Stock	Richard Sokolowski	25,000		0.1%
Series A Preferred Stock	Chief Financial Officer	0		—

Common Stock	All Officers and Directors as a group	6,965,450		20.9%
Series A Preferred Stock	(5 persons)	663,243		100%

(1)
The percentage of common stock held by each listed person is based on 33,305,626 shares of common stock issued and outstanding as of the date of this Annual Report. The percentage of Series A Preferred Stock held by each person is based on 663,243 shares of Series A Preferred Stock issued and outstanding as of this date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	James Whyte holds 500,000 shares individually. Mr. Whyte’s family members hold an additional 1,175,000 shares. As a result, Mr. Whyte beneficially owns 1,675,000 shares of common stock of the Company.

(3)
William Kerby holds 2,921,303 shares individually. Mr. Kerby’s family member holds an additional 1,200 shares. Mr. Kerby is also the owner of In-Room Retail Systems, LLC, an inactive company which owns 5,000 shares. Due to these relationships, Mr. Kerby beneficially owns 2,927,503 shares of common stock of the Company.

(4)	Having the voting equivalency of 100 votes per share (58,324,300 votes).

(5)
Anthony Byron holds 700,563 shares individually, and his spouse Liana Byron owns 10,517. Mr. Byron is also CEO and Majority shareholder of Meridican Incentive Consultants which owns 366,667 shares. Due to these relationships, Mr. Byron beneficially owns 1,077,747 shares of common stock of the Company.

(6)	Having the voting equivalency of 100 votes per share (8,000,000 votes).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On March 5, 2010, the Company entered into a promissory note with a director (“Holder”) of the Company.  Pursuant to the note, the Holder has agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The Holder will advance the funds under the terms of the note in tranches through April 15, 2010.

As consideration for the loan, the Company has issued to the Holder 7,000,000 warrants with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The balance of the note payable is $1,492,346 at February 28, 2010.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.46%
Dividend yield	0%
Volatility factor	136.1%
Expected life	1.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.283 million in prepaid finance fees upon origination and amortized approximately $219,000 in expense during the year. In addition, interest expense in the amount of $5,000 was recorded on the note for fiscal 2010.

The Company has notes payable with a director and officer for approximately $51,000. The loans bear interest at 18% compounded daily and have no stated maturity date. Interest expense on the loans was approximately $37,000 and $20,000 for the years ended February 28, 2010 and February 28, 2009 respectively.

The Company has a loan payable with a director and officer for approximately $10,000. The loan bears interest at 4% per annum and has no stated maturity date. Interest expense on the loan was approximately $400 and $nil for the years ended February 28, 2010 and February 28, 2009, respectively.

The Company also has a loan payable to an existing shareholder for approximately $30,000. The loan bears interest at 10% per year and has no stated maturity date. Interest expense recorded on the loan for fiscal 2010 was approximately $4,000.

The Company also has a loan payable to an existing shareholder for approximately $17,000. The loan bears interest at 4% per year and has no stated maturity date. Interest expense recorded on the loan for fiscal 2010 was approximately $1,000.

The Company executed two agreements with a family member of an executive who is the guarantor of a merchant account required to process credit card transactions. The fee for this service is $2,100 per month. The first agreement is retroactive to when the merchant account began processing transactions in April of 2007. As a result, the Company has recorded an accrued expense in the amount of $73,500 at February 28, 2010. The second agreement provides for the same monthly fee in the amount of $2,100 for a term of 3 years beginning April, 2010.

From time to time the Company has used the services of a law firm for which a relative works and that activity was insignificant.

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011. Interest expense paid on the capital lease was $18,000 and $19,000 during the fiscal years ended February 28, 2010 and February 28, 2009, respectively.

Series A Preferred Stock

On October 14, 2008, we filed a Certificate of Designations with the Secretary of State of the State of Nevada therein establishing out of the our “blank check” Preferred Stock, a series designated as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock is entitled to vote on all matters submitted to a vote of our shareholders of and is entitled to one hundred (100) votes for each share of Series A Preferred Stock. On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer, in recognition of outstanding loans, personal assets pledged and personal guarantees provided by the executive, all deemed essential in allowing the Company to continue operating. On May 10, 2010, an additional 78,480 shares of Series A Preferred Stock was issued to Mr. Kerby as settlement for accrued dividends. Mr. Kerby also owns 2,927,503 shares of common stock, which together with his Series A Preferred Stock, gives him the right to a vote equivalent to 61,251,803 shares of common stock, representing 61% of the total votes.

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

2010	$42,500
2009	$37,400

 (2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0
2009	$5 ,000

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$0
2009	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0
2009	$0

PART IV

Item 15.  Financial Statements and Exhibits.

Exhibit No	Description of Exhibits

2.1	Asset Purchase Agreement between Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed on Form 8K on August 21, 2009)
2.2	$3,000,000 Zero Coupon Debenture (as filed on Form 8K on August 21, 2009)
2.3	$3,500,000 Secured Series Convertible Preferred Stock (as filed on Form 8K on August 21, 2009)
3.1	Articles of Incorporation of Maximus (as filed on Form SB-2 Registration Statement (SEC File No. 333-136630) on August 14, 2006)
3.1.1	Amended Articles of Incorporation of Maximus (as filed on Form SB-2 Registration Statement (SEC File No. 333-136630) on August 14, 2006)
3.1.2	Amendment to the Articles of Incorporation of Maximus (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)
3.2.1	Bylaws of Next 1 Interactive, Inc. (as filed on Form SB-2 Registration Statement (SEC File No. 333-136630) on August 14, 2006)
3.2.2	Bylaws of Extraordinary Vacations USA, Inc. (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)
4.1	Form of Common Stock Certificate (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)
4.2
Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

4.3	Form of Private Placement Memorandum (as filed on Form 8-K, filed November 19, 2009)
4.4	Form of Warrant (as filed on Form 8-K, filed November 19, 2009)
4.5	Subscription Agreement (as filed on Form 8-K, filed November 19, 2009)
10.1	Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (as filed on Form S-1 Registration Statement (SEC File No. 333-154177) on October 10, 2008)
10.2	Employment Agreement between the Company and William Kerby (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)
10.3	Employment Agreement between the Company and Richard Sokolowski (as filed on Form 8-K, filed July 10, 2009)
10.4	Consulting Agreement between the Company and Anthony Byron (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)
10.5	Purchase of all Shares of Home Preview Channel (as filed on Form 8-K, filed November 4, 2008)
10.6	Purchase of 100% of the issued and outstanding shares of Loop Networks (as filed on Form 8-K, filed November 4, 2008)
14.1	Code of Ethics (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)
14.2	Code of Business Conduct (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)
16.1	Letter, dated October 10, 2008, by Malone & Bailey, P.C., registered independent public auditors (3)
31.1
Certification of the Registrant’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010

31.2
Certification of the Registrant’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2010

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

Date: June 8, 2010		NEXT 1 INTERACTIVE, INC.

	By:	/s/ William Kerby
William Kerby Chief Executive Officer and Vice Chairman (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Vice Chairman	June 8, 2010
William Kerby	(Principal Executive Officer)

/s/ Richard Sokolowski	Chief Financial Officer	June 8, 2010
Richard Sokolowski	(Principal Financial and Accounting Officer)

/s/ James Whyte	Chairman of the Board	June 8, 2010
James Whyte

/s/ Anthony Byron	Chief Operating Officer and Director	June 8, 2010
Anthony Byron

/s/ Mark Wilton	Director	June 8, 2010
Mark Wilton