Form 10-K/A
period 2010-02-28
Next 1 Interactive, Inc.
filed 2010-06-10
CIK 1372183

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

EXPLANATORY NOTE

Next 1, Interactive, Inc. and Subsidiaries is filing this amendment to its Form 10-K for the year ended February 28, 2010 (the “Form 10-K”) for the purpose of correcting amounts referenced in the going concern explanatory paragraph of the audit opinion. This amendment does not reflect events occurring after the filing of the Form 10-K and, except as set forth herein, does not update or modify the disclosures in the Form 10-K.

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

At February 28, 2010, we had $211,905 cash on hand. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $29,961,571 and a working capital deficit of $2,137,631 at February 28, 2010, net losses for the year ended February 28, 2010 of $11,864,232 and cash used in operations during the year ended February 28, 2010 of $5,594,177. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

We have very limited financial resources.  We currently have a monthly cash requirement of approximately $1 million, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of R&R TV including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself.  We believe that in the aggregate, we will need as much as approximately $10 million to $15 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from media advertising and e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs.   Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity.  In addition, as of February 28, 2010 we had approximately $5 million of current liabilities.  We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms.  We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future.  At February 28, 2010, we had $2.8 million of current debt outstanding and $6.5 million of long-term debt outstanding.    If we are unable to achieve operational profitability or not successful in issuing additional promissory notes or securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Other expenses: Interest expense increased 439% to $642,164 in fiscal 2010, compared to $119,195 in fiscal 2009, an increase of $522,969 due primarily to interest accrued on debt incurred in the acquisition of Resort and Residence TV assets of $199,318, amortization on discount on notes payable of $145,000, with the balance of $178,651 due primarily to interest paid on short-term debt through the issuance of stock and stock equivalents. Loss on disposal of fixed assets was $128,704 in fiscal 2010 due to the write off of leased equipment which is no longer used and abandoned furniture and software acquired with the acquisition of the Home Preview Channel.

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

Goodwill and Intangible Assets
The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the years ended February 28, 2010 and 2009 was $1,670,782 and $335,856, respectively.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $29,961,571 and a working capital deficit of $2,137,631 at February 28, 2010, net losses for the year ended February 28, 2010 of $11,864,232 and cash used in operations during the year ended February 28, 2010 of $5,594,177. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations
For the year ended February 28, 2010 and 2009

	February 28
	2010	2009

Revenues
Travel and commission revenues	$724,734	$2,142,591
Advertising revenues	595,491	613,017
Total revenues	1,320,225	2,755,608

Cost of revenues	3,456,658	1,410,113

Gross profit (Loss)	(2,136,433)	1,345,495

Operating expenses
Salaries & benefits	1,936,501	1,553,546
Selling and promotions expense	71,260	42,335
General & administrative	6,947,808	2,690,803
Total operating expenses	8,955,569	4,286,684

Operating income (loss)	(11,092,002)	(2,941,189)

Other income/(expense)
Interest expense	(642,164)	(119,195)
Gain on forgiveness of debt	9,650	-
Loss on disposal of assets	(128,704)
Other expense	(11,012)	14,553
Total other income (expense)	(772,230)	(104,642)

Net loss	$(11,864,232)	$(3,045,831)

Weighted average number of shares outstanding	27,016,912	13,448,861

Basic and diluted net loss per share	$(0.44)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity (Deficit)

									Additional		Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, February 29, 2008	-	-	1,369,643	$13,696	1,152,000	$1,152,000	5,249,277	$314,957	$12,189,696	$(15,051,508)	$(1,381,159)

Preferred stock issued for cash	-	-	180,000	1,800	350,000	350,000	-	-	178,200	-	530,000

Common stock issued for cash	-	-	-	-	-	-	3,326,677	1,957	2,154,042	-	2,155,999

Series C preferred stock converted to common stock	-	-	-	-	(1,502,000)	(1,502,000)	2,503,333	1,502	1,500,498	-	-

Common stock issued in exchange for services	-	-	-	-	-	-	1,443,706	866	937,543	-	938,409

Common stock issued in connection with acquisition of Brands on Demand	-	-	-	-	-	-	666,667	400	69,600	-	70,000
											-
Reverse merger with Maximus			-	-	-	-	511,500	(319,545)	48,312	-	(271,233)

Common stock and Series A preferred stock issued in exchange for Series B preferred stock	504,763	5,048	(1,549,643)	(15,496)	-	-	5,000,000	50	10,399	-	1

Common stock issued in connection with acquisitions of Home Preview Channel and Loop Networks	-	-	-	-	-	-	6,022,999	60	6,143,399	-	6,143,459

Detachable warrants issued in connection with debt restructure	-	-	-	-	-	-	-	-	181,130	-	181,130

Fractional share adjustment	-	-	-	-	-	-	(55,917)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(3,045,831)	(3,045,831)

Balances, February 28, 2009	504,763	5,048	-	-	-	-	24,668,242	247	23,412,819	(18,097,339)	5,320,775

Common stock issued for cash	-	-	-	-	-	-	1,110,910	11	940,337	-	940,348

Sale of private placement units consisting of one share of common stock and one warrant	-	-	-	-	-	-	2,570,000	26	2,854,973		2,854,999

Common stock issued in exchange for services	-	-	-	-	-	-	1,838,933	18	5,279,565	-	5,279,583

Warrants issued as interest									123,549		123,549

Common stock and warrants issued in connection with conversion of notes payable and interest due	-	-	-	-	-	-	785,733	8	715,267	-	715,275

Preferred and common stock issued for accounts payable and accrued expenses	368,862	3,689	-	-	-	-	61,807	1	434,335	-	438,025

Series A preferred stock converted to common stock	(293,862)	(2,939)	-	-	-	-	587,724	6	2,933		0

Cancellation and return of common stock	-	-	-	-	-	-	(1,132,818)	(11)	-	-	(11)

Common stock issued to replace shares of Extraordinary Vacations USA, Inc. in connection with share exchange agreement	-	-	-	-	-	-	577,647	6	-	-	6

Common stock issued for acquisition of former assets of Extraordinary Vacations USA, Inc.	-	-	-	-	-	-	1,687,867	16	-	-	16

Net loss										(11,864,232)	(11,864,232)

Balances, February 28, 2010	579,763	$5,798	-	-	-	-	32,756,045	$328	$33,763,778	$(29,961,571)	$3,808,333

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended February 29, 2010 and 2009

	February 28
	2010	2009
Cash flow from operating activities:
Net loss	$(11,864,232)	$(3,045,831)
Adjustments to reconcile net loss to net cash from
operating activities:
Gain on forgiveness of debt	(9,650)	-
Loss on disposal of fixed assets	128,704	-
Depreciation and amortization	1,733,023	436,471
Discount on note payable		(181,300)
Amortization of discount on notes payable	144,904	-
Stock and warrants issued for services	5,279,583	938,409
Warrants issued for interest	123,549
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(40,276)	(77,534)
(Increase) in prepaid expenses and other current assets	(2,362,884)	(15,612)
Increase in accounts payable and accrued expenses	1,006,194	128,702
Increase in other current liabilities	266,908	112,500
Net cash (used in) operating activities	(5,594,177)	(1,704,195)

Cash flows from investing activities:
Cash payment made in connection with asset acquisition	(250,000)	-
Technology development costs	-	(514,999)
Decrease (increase) in security deposits	(78,107)	-
Net cash provided by (used in) investing activities	(328,107)	(514,999)

Cash flows from financing activities:
Net proceeds from (payments of) related party loans	2,363,194	(117,318)
Payments of notes payable	-	(83,204)
Proceeds from note payable	-	-
Payments of capital lease payable	(43,153)	(41,853)
Proceeds from the sale of common stock, preferred stock and warrants	3,795,348	2,686,000
Purchase of common stock of Maximus	-	(200,000)
Cash payment for acquisition of Brands on Demand	-	(70,000)
Net cash provided by financing activities	6,115,389	2,173,625

Net increase (decrease) in cash	193,105	(45,568)

Cash at beginning of period	18,801	64,369

Cash at end of period	$211,905	$18,801

Supplemental disclosure:
Cash paid for interest	$17,780	$19,091

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $29,961,571 and a working capital deficit of $2,137,631 at February 28, 2010, net losses for the year ended February 28, 2010 of $11,864,232 and cash used in operations during the year ended February 28, 2010 of $5,594,177.  While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

2010	$0
2009	$5,000

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

Date: June 10, 2010		NEXT 1 INTERACTIVE, INC.

	By:	/s/ William Kerby
William Kerby Chief Executive Officer and Vice Chairman (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Vice Chairman	June 10, 2010
William Kerby	(Principal Executive Officer)

/s/ Richard Sokolowski	Chief Financial Officer	June 10, 2010
Richard Sokolowski	(Principal Financial and Accounting Officer)

/s/ James Whyte	Chairman of the Board	June 10, 2010
James Whyte

/s/ Anthony Byron	Chief Operating Officer and Director	June 10, 2010
Anthony Byron

/s/ Mark Wilton	Director	June 10, 2010
Mark Wilton