Form 10-Q
period 2010-05-31
Next 1 Interactive, Inc.
filed 2010-07-15
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
☑ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No

As of July 15, 2010, there were 35,951,698 shares outstanding of the registrant’s common stock.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	May 31, 2010	February 28, 2010

Assets
Current Assets
Cash	$245,880	$211,905
Accounts receivable, net of allowance for doubtful accounts	177,885	166,059
Prepaid expenses and other current assets	1,926,733	2,378,450
Security deposits	211,846	206,346
Total current assets	2,562,344	2,962,760

Development costs, net	417,824	343,333
Amortizable intangible assets, net	11,601,985	12,099,652
Total assets	$14,582,153	$15,405,745

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,656,491	$1,429,591
Other current liabilities	1,602,365	817,199
Related party notes payable	4,883,769	1,900,710
Capital lease payable - current portion	59,385	51,928
Notes payable - current portion	1,263,140	900,963
Total current liabilities	9,465,150	5,100,391

Capital lease payable - long-term portion	-	19,552
Notes payable - long-term portion	440,764	6,477,469

Total liabilities	9,905,914	11,597,412

Stockholders' Equity (Deficit)
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 663,243 and 579,763 shares issued and outstanding at May 31, 2010 and May 31, 2009 respectively	6,632	5,798
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at May 31, 2010 and May 31, 2009 respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at May 31, 2010 and May 31, 2009 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 33,368,518 and 32,756,045 shares issued and outstanding at May 31, 2010 and May 31, 2009 respectively	334	328
Additional paid-in-capital	34,405,693	33,763,778
Accumulated deficit	(29,736,419)	(29,961,571)
Total stockholders' equity (deficit)	4,676,240	3,808,333

Total liabilities and stockholders' equity (deficit)	$14,582,153	$15,405,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the three months ended May 31, 2010 and 2009

	May 31
	2010	2009

Revenues
Travel and commission revenues	$344,807	$165,104
Advertising revenues	335,986	26,311
Total revenues	680,792	191,415

Cost of revenues	2,464,082	112,388

Gross (loss) profit	(1,783,290)	79,027

Operating expenses
Salaries & benefits	401,546	366,870
Selling and promotions expense	263,304	24,025
General & administrative	2,031,452	852,202
Total operating expenses	2,696,303	1,243,097

Operating loss	(4,479,593)	(1,164,070)

Other income/(expense)
Interest expense	(106,061)	(62,728)
Loss on forgiveness of debt	-	(10,213)
Gain on legal settlement	4,903,427	-
Other expense	(7,692)	88
Total other income (expense)	4,789,674	(72,853)

Net income (loss)	$310,081	$(1,236,923)

Weighted average number of shares outstanding	33,051,299	25,109,083

Basic and diluted net income (loss) per share	$0.01	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
For the three months ended May 31, 2010 and 2009

	May 31
	2010	2009
Cash flow from operating activities:
Net income (loss)	$310,081	$(1,236,923)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on forgiveness of debt	-	10,213
Gain on legal settlement	(4,903,427)	-
Depreciation and amortization	540,585	270,528
Amortization of discount on notes payable	36,226	36,226
Amortization of finance fees	602,314	-
Stock and warrants issued for services	193,783	281,195
Changes in operating assets and liabilities:
Decrease in accounts receivable	(11,826)	20,315
(Increase)/decrease in prepaid expenses and other current assets	(11,742)	7,142
Increase in accounts payable and accrued expenses	417,266	39,510
(Decrease)/increase in other current liabilities	(138,334)	80,358
Net cash (used in) operating activities	(2,965,075)	(491,436)

Cash flows from investing activities:
Technology development costs	(117,410)	-
(Increase)/decrease in security deposits	(5,500)	25,922
Net cash provided by (used in) investing activities	(122,910)	25,922

Cash flows from financing activities:
Bank overdraft	-	56,391
Net proceeds from (payments of) related party loans	3,134,056	(30,407)
Proceeds from note payable	-	30,000
Payments of capital lease payable	(12,095)	(10,046)
Proceeds from the sale of common stock, preferred stock and warrants	-	414,150
Net cash provided by financing activities	3,121,961	460,088

Net increase (decrease) in cash	33,976	(5,425)

Cash at beginning of period	211,905	18,801

Cash at end of period	$245,880	$13,376

Supplemental disclosure:
Cash paid for interest	$3,141	$6,878

Supplemental disclosure of non-cash investing and financing activity:

During the three months ended May 31, 2010 the Company converted notes payable in the amount of $163,833 for 280,000 shares of common stock
During the three months ended May 31, 2010 the Company converted accounts payable of $40,000 for 70,000 shares of common stock
During the three months ended May 31, 2010 the Company issued 83,480 shares of preferred stock in settlement of cumulative dividends in the amount of $83,480.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company’s Annual Report on Form 10K and 10-K/A (Amendment No. 1) filed subsequent with the United States Securities and Exchange. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K and 10-K/A (Amendment No. 1) filed subsequent. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

NOTE 2 - SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”), an interactive media company, focuses on video and media advertising over Internet, Mobile and Television platforms. Historically, the Company operated through two divisions, Media and Travel. A third (Real Estate) division is expected to launch during the second quarter of fiscal 2011.

The Media division targets real estate and travel. The Company broadcasts a 24/7 digital television network called “R&R TV” via satellite and cable carriers. In addition, the Company delivers other digital targeted content via Broadband, Web, Print and Mobile. The Company’s other media platforms include a real estate Video-On-Demand (“VOD”) channel called Home TV on Demand (“Home TV”) , a web radio network called “R&R Radio” and multiple websites including “RRTV.com” which features live streaming of its television network over the web. Revenues from the Media division include advertising fees from advertisements and programming aired on the R&R TV network and production services.

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

The Company was initially incorporated as Extraordinary Vacations Group, Inc., in the state of Delaware on June 24, 2002, and focused on the travel industry solely through the Internet.

On October 9, 2008, the Company acquired the majority of the outstanding shares of Maximus Exploration Corporation, a reporting shell company, pursuant to a share exchange agreement (the “Share Exchange”). The Share Exchange provided for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. The financial statements of Next 1, Interactive, Inc. reflects the retroactive effect of the Share Exchange as if it had occurred at the beginning of the reporting period. All loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

Principles of Consolidation

The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

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

Impairment of Long-Lived Assets
In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Revenue Recognition

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

Barter Transactions

Barter transactions represent the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with EITF Issue No. 99-17 “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services. Expenses incurred in broadcasting barter provided are recorded when the program, merchandise or service is utilized.

Barter revenue of $84,400 and $nil has been recognized for the three months ended May 31, 2010 and 2009, respectively, and barter expenses of $248,000 and $nil has been recognized for the three months ended May 31, 2010 and 2009, respectively.

Cost of Revenues
Cost of revenues includes costs directly attributable to services sold and delivered. These costs include such items as broadcast carriage fees, costs to produce television content, sales commission to business partners, hotel and airfare, cruises and membership fees.

Advertising Expense
Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the three months ended May 31, 2010 and 2009 was approximately $263,000 and $24,000, respectively. Expenses incurred in barter advertising received are recorded when the advertising is utilized.

Share-Based Compensation
The Company computes share-based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net income for the three months ended May 31, 2010, of $310,081, which includes a gain from a legal settlement in the amount of $4,903,427. The Company also had an accumulated deficit of $29,736,419 and a working capital deficit of $6,902,806 at May 31, 2010. In addition, the Company reported cash used in operations during the three months ended May 31, 2010, of $2,965,075. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

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

While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise funds, further implement its business plan and generate greater revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

There was no property and equipment recorded at May 31, 2010 or February 28, 2010.

The property, plant and equipment previously reported consisted of leased equipment which was no longer used. The Company abandoned furniture and software received in the acquisition of the Home Preview Channel during the year ended February 28, 2010.

Depreciation expense for the three months ended May 31, 2010 and 2009 was $nil and $18,636, respectively

NOTE 5 – NOTES AND LOANS PAYABLE

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an asset purchase agreement (the “APA”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. Under the agreement, the Company incurred debt in the amount of $6,881,659.

On May 28, 2010, the Company entered into a settlement agreement (the “Agreement”) with the sellers in order to resolve certain disputed claims regarding existing service agreements. The final settlement agreement stipulates that the settlement shall not be construed as an admission or denial of liability by any Party hereto. (See Note 10 – Legal/Arbitration Settlement).

Pursuant to the terms of the Agreement, all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the APA and Commercial Agreements are foreclosed and have no further force or effect and the Company shall retain all property transferred pursuant to the APA.  The Company is required to issued to TVMW 1,750,000 shares of its common stock and pay  one hundred thousand dollars ($100,000). In addition, the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual Media Works, LLC on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock.

The Company recorded debt in the amount of $957,550 ($1,000,000 net of imputed interest of $42,450) per this provision as of May 31, 2010. The Company also recorded a debt reduction in the amount of $6,631,659. As of May 31, 2010, the 1,750,000 shares of common stock were not issued. Accordingly, the Company has recorded a liability of $927,500 to Other Current Liabilities at May 31, 2010. This amount represents the total market value of the shares on the date of the agreement.

The Company has a note payable with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note was approximately $309,000 at May 31, 2010.

In February 2009, the Company restructured note agreements with three existing note-holders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. These agreements were settled and obligations met on July 11, 2010.

In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and is amortized monthly over the term of the note. As of May 31, 2010, the discount was fully amortized. The Company amortized $36,000 as interest expense for the three months ended May 31, 2010.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the Lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500. As of May 31, 2010, the Company has not made any installment payments on this obligation.

Interest expense on the notes payable was $53,000 and $20,000 for the three months ended May 31, 2010 and 2009, respectively.

NOTE 6 – CAPITAL LEASE PAYABLE

The Company leases certain telephone and communications equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011.

Interest expense on the lease was $3,141 and $6,878 for the three months ended May 31, 2010 and 2009, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder has agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The holder will advance the funds under the terms of the note in tranches through April 15, 2010.  The holder has continued to advance funds to the Company through May 31, 2010 and has verbally agreed to fund up to a total of $7,000,000. The balance of the note payable is $4,117,475 at May 31, 2010.

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

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.283 million in prepaid finance fees upon origination and amortized approximately $575,000 in expense during the three months ended May 31, 2010. In addition, interest expense in the amount of $42,000 was recorded on the note for the three months ended May 31, 2010.

On April 30, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder loaned the Company $600,000.  The note has an effective date of April 6, 2010, and a maturity date of April 6, 2011. The note bears interest at 6% per annum.

As consideration for the loan, the Company issued 850,000 warrants to the holder with a three-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0%
Volatility factor	124.7%
Expected life	1.5 years

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $175,000 in prepaid finance fees upon origination and amortized approximately $27,000 in expense during the three months ended May 31, 2010. In addition, interest expense in the amount of $6,000 was recorded on the note for the three months ended May 31, 2010.

The Company has a $100,000 note payable with a shareholder which is past due at May 31, 2010. The note is secured by the Company’s accounts receivable. In lieu of interest, warrants with a fair value in the amount of $16,000 were issued as a one-time interest payment upon origination during the year ended February 28, 2010.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Risk-free interest rate	1.63%
Dividend yield	0%
Volatility factor	139.7%
Expected life	0.5 years

The Company has notes payable with a director and officer for approximately $18,000.   The loans bear interest at 18% compounded daily and have no stated maturity date. Interest expense on the loans was approximately $1,600 and $7,200 for the three months ended May 31, 2010 and May 31, 2009 respectively.

The Company has a loan payable with a director and officer for approximately $10,000. The loan bears interest at 4% per annum and has no stated maturity date. Interest expense on the loan was approximately $100 and $100 for the three months ended May 31, 2010 and May 31, 2009 respectively.

The Company also has a loan payable to an existing shareholder for approximately $30,000. The loan bears interest at 10% per year and has no stated maturity date. Interest expense on the loan was approximately $800 and $nil for the three months ended May 31, 2010 and May 31, 2009 respectively.

The Company also has a loan payable to an existing shareholder for approximately $8,000. The loan bears interest at 4% per year and has no stated maturity date. Interest expense on the loan was approximately $120 and $nil for the three months ended May 31, 2010 and May 31, 2009 respectively.

As discussed in Note 6, the Company leases equipment under a capital lease from an existing shareholder.

NOTE 8 – EQUITY

Common Stock
During the three months ended May 31, 2010, the Company issued approximately 242,000 shares of common stock in exchange for services rendered valued at approximately $171,000. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the three months ended May 31, 2010, the company issued 70,000 shares of common stock in exchange for settlement of accounts payable valued at $40,000 per a settlement agreement with a service provider. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

During the three months ended May 31, 2010, the Company issued 330,000 units consisting of 1 share of common stock and 1 warrant with an exercise price of $2.00 and three year life, in exchange for the conversion of loans in the amount of $200,000.The Company also reinstated debt in the amount of $50,000 due to a shareholder by cancelling 50,000 shares of common stock and 50,000 warrants. The reinstatement was made to correct an excess amount of debt converted to stock in the prior year.

The Company also issued approximately 21,000 shares as replacements for prior EXVG shares not converted in the original share exchange at the time of the reverse merger with Maximus.

Preferred Stock
In May, 2010, the Company issued 83,480 shares of Series A Preferred Stock in exchange for $83,480 of cumulative dividends on existing Series A Preferred shares through April 30, 2010. Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Corporation, elect to convert all or part of any unpaid cumulative dividend into additional shares of Series A Preferred Stock. From the date of issuance thereof, all Series A Preferred Stock issued as a result of conversion of unpaid dividends shall have the same terms, rights and privileges as other shares of Series A Preferred Stock.

Warrants
During the three months ended May 31, 2010, the company issued 987,500 warrants valued at approximately $193,783 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.28%-1.51%
Dividend yield	0%
Volatility factor	124.7%-122.8%
Expected life	1.5 years

At May 31, 2010 there were 12,972,362 warrants outstanding with a weighted average exercise price of $1.35 and weighted average life of 2.9 years. No warrants were exercised during three months ended May 31, 2010.

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

The tables below present information about reportable segments for the three months ended May 31, 2010 and 2009 respectively:

	Three Months Ended
	May 31
	2010	2009

Revenues
Media	$335,986	$26,311
Travel	344,807	165,104
Consolidated revenues	$680,792	$191,415

Operating Expense
Media	$1,817,451	$403,556
Travel	90,389	207,150
Segment Expense	1,907,840	610,706
Corporate	247,878	361,863
Consolidated operating expense	$2,155,718	$972,569

Depreciation and Amortization
Media	$-	$8,766
Travel	-	9,870
Segment Total	-	18,636
Corporate	540,585	251,892
Consolidated depreciation and amortization	$540,585	$270,528

The Company did not generate any revenue outside the United States for the three months ended May 31, 2010 and 2009.

NOTE 10 – LEGAL/ARBITRATION SETTLEMENT

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an asset purchase agreement (the “APA”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media. The primary purpose of the APA was the acquisition of rights to a broadcast service agreement with a satellite television carrier. However, in conjunction with the acquisition of the assets, the Agreement stipulated that the sellers were to provide certain additional services to the Company as defined in an Advertising Sales Representation Agreement, an Affiliate Sales Representative Agreement and an Interactive Service Agreement among other agreements.

On May 28, 2010, the Company entered into a settlement agreement (the “Agreement”) by and among the Company and Televisual Media, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado (individually and collectively “TVMW,” and together with the Company, the “Parties”), in order to resolve certain disputed claims regarding the service agreements referred to above. The final settlement agreement stipulates that the settlement shall not be construed as an admission or denial of liability by any Party hereto.

Pursuant to the terms of the Agreement, (i) all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the APA and Commercial Agreements are foreclosed and have no further force or effect; (ii) the Company shall retain all property transferred pursuant to the APA; (iii) TVMW shall retain all compensation paid for by the Company; (iv) the Company shall issue TVMW 1,750,000 shares of its common stock, par value $0.00001 per share; (v) the Company shall pay to Televisual Media one hundred thousand dollars ($100,000); and (vi) the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual Media Works, LLC on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

The following table illustrates the calculation of the gain recognized:

	Payments	Imputed	Principal
	Due	Interest	Balance

Total Debt	$8,000,000	$1,118,341	$6,881,659
Less: Deposit paid			(250,000)
Remaining debt settled			6,631,659
Less: Value of shares issued			(927,500)
Cash payments to be made			(957,550)
Initial payment			(42,500)
Add: Accrued interest			199,318

Gain on forgiveness of debt			$4,903,427

Accrued interest represents interest accrued through February 28, 2010 on total debt.

The common stock was valued at $0.53 per share which was the market value of the stock on the date the shares were issued, June 15, 2010, resulting in total consideration of $927,500. Since the shares were not issued until after May 31, 2010, this amount has been recorded in Other Current Liabilities at May 31, 2010. Per the agreement, $57,500 of the $100,000 cash payment was applied to a payable due to Televisual Media and the remainder was applied to satisfy the terms of the settlement agreement.

As a result of this agreement, the Company performed an evaluation under FASB ASC 350-30-35 “Intangibles – Goodwill and Other: Subsequent Measurement, General”. Management’s conclusion upon completion of the evaluation was that there was no impairment of the intangible assets acquired in the original Asset Purchase Agreement.

NOTE 11 – INTANGIBLE ASSETS

The following table sets forth intangible assets, including accumulated amortization:

	May 31, 2010
	Weighted Avg
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	6.1 years	$7,938,935	$1,011,215	$6,927,720
Technology	5.4 years	5,703,829	1,290,152	4,413,677
Web Site	2.1 years	632,409	214,585	417,824
Trade Name	6.3 years	291,859	31,271	260,588
		$14,567,032	$2,547,223	$12,019,809

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $540,585 and $251,892 for the three months ended May 31, 2010 and 2009 respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company currently has agreements in place with several major satellite and cable providers to carry the R&R TV network. Carriage fees paid to these providers are a significant. The Company is heavily reliant on these providers in order to continue broadcasting and if this commitment is not met it could seriously impede the Company’s ability to generate revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Next 1 Interactive, Inc. (the “Company”) is a media based company focusing on two segments; travel and real estate. This has been made possible through acquisitions, the most notable of which is the acquisition of Resort and Residence TV (“R&R” or the “Network”)) in August of 2009. The R&R network was launched on November 6, 2009, into roughly 21 million households with DirecTV and Comcast. The Company has plans to expand R&R’s 24/7 full time lifestyle programming network, as well as the introduction of interactive and transactional capabilities. Additionally, the Network has plans to include two distinct video on demand “channels” called R&R Vacation Travel and R&R Homes TV on Demand supported by websites and call centers. This new model will allow consumers their choice of platforms (TV, web, mobile) to view and transact in both the travel and real estate arenas. The Company believes this new model will provide multiple sources of revenue, mainly from production, interactive applications, advertising, referral/lead generation fees and commissions due to the Company’s existing licenses and expertise in travel and real estate arenas. During our last difficult transition year, the Company saw a dramatic drop in revenues accompanied by significant increases in expenditures to put the model in place. Management believes the Company has reached significant milestones including the launch of the network and that the process is well underway to allow the Company to achieve profitability by the fourth quarter of this year.

The R&R Network plans to expand its number of households and deploy both Interactive and Video on Demand capabilities over the next three quarters allowing Next 1 access to roughly 60 million households in the United States. The R&R Network will be supported by Next One’s digital media relationships and platforms and expertise in the Travel and Real Estate arenas.

In order to accomplish this goal the Company has and will continue to incur a number of expenditures throughout the balance of the year. New expenditures have included: (1) the purchase of the Resort and Residence Network, modification of the business model to work in conjunction with television broadcasting, (2) programming, and (3) outsourcing of key interactive technology solutions to complement our in-house expertise in maximizing the efficiency of the operation. Additionally, management has looked to use its limited financial resources to reconfigure existing operations so they will integrate with R&R.

In management’s view, these expenditures are a key investment to allow the Company to secure a foothold in the new interactive platforms for TV. The acquisition of the R&R Network as well as the elimination or realignment of non conforming operations has resulted in both a significant drop in revenue from traditional operations while at the same time showed a marked increase in operational costs. These steps are deemed to be essential by management, as they should reposition the Company’s travel and real estate programs to capture potentially very significant new revenue once the R&R Network is launched.

The Company’s targeted focus of its TV Network in the Travel and Real Estate industries combined with its On-Demand and Interactive services for both television and the Internet puts the Company in position to address advertisers’ evolving need to focus on exploiting video opportunities on multiple platforms with the convergence of internet, television and mobile. The Company has developed and assembled key assets that allow it to provide media and technology solutions for consumers in the Home and Travel arenas across multiple media platforms. These two verticals (Home and Travel) hold significant appeal to advertisers as they continuously remain in the top five advertising spend categories in the North American market. Management believes the steps it is taking now will create a ‘clear differentiation’ in the cable TV space and provide the Company’s shareholders and its clients with a unique and cutting edge solution to both traditional and non-linear platforms to advertise their products.

Results of Operations

Revenues. Our total revenues increased 256% to $680,792 for the three months ended May 31, 2010, compared to $191,415 for the three months ended May 31, 2009, an increase of $489,377. The increase in revenue is a result of the Company executing its business strategy, which includes increased advertising revenues from its R&R TV network as well as increased travel revenue from the Company’s renewed focus on providing recreational travel services.

Revenues from the travel segment increased 109% to $344,807 for the three months ended May 31, 2010, compared to $165,104 for the three months ended May 31, 2009, an increase of $179,703. Travel revenue is generated from its luxury tour operation, which provides escorted and independent tours worldwide to upscale travelers. The Company has redirected some of its limited resources towards improving the performance of this business segment.

Revenues from advertising increased 1,177% to $335,986 for the three months ended May 31, 2010, compared to $26,311 for the three months ended May 31, 2009, an increase of $309,675. Advertising revenue in the current quarter was generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network. Advertising revenues in the prior year quarter was generated from showcase and print advertising revenues.

Cost of revenues. Cost of revenues increased 2,092% to $2,464,082 for the three months ended May 31, 2010, compared to $112,388 for the same year ago period, an increase of $2,351,694. The significant increase is due to the cost of operating a television network, substantially all of which consists of broadcast carriage fees and production costs which did not exist during the prior fiscal period.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 117% from $1,243,097 for the three months ended May 31, 2009, to $2,696,303 for the three months ended May 31, 2010, an increase of $1,453,206. The increase was due primarily to an increase in amortization of deferred finance fees of $675,957, amortization of intangibles of $288,693, payroll and benefits of $268,480, barter advertising of $248,000 and legal and professional fees of $74,178, offset by reductions in consulting fees incurred in raising capital and various other operating expenses of $102,102.

Gain on legal settlement. During the period ended May 31, 2010, the Company recognized a gain from a legal settlement with a creditor in the amount of $4,903,427 as follows:

On August 17, 2009, Next 1 and Televisual Media Works, LLC (“Televisual Media”) closed on an asset purchase agreement (the “APA”), whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual Media.

On May 28, 2010, the Company entered into a settlement agreement (the “Agreement”) by and among the Company and Televisual Media, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado (individually and collectively “TVMW,” and together with the Company, the “Parties”), in order to resolve certain disputed claims including, but not limited to, the Advertising Sales Representation Agreement, the Affiliate Sales Representative Agreement and the Interactive Service Agreement.

Pursuant to the terms of the Agreement, (i) all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the APA and Commercial Agreements are foreclosed and have no further force or effect; (ii) the Company shall retain all property transferred pursuant to the APA; (iii) TVMW shall retain all compensation paid for by the Company; (iv) the Company shall issue TVMW 1,750,000 shares of its common stock, par value $0.00001 per share; (v) the Company shall pay to Televisual Media one hundred thousand dollars ($100,000); and (vi) the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual Media Works, LLC on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock.

Interest expense. Interest expense increased 69% to $106,061 for the three months ended May 31, 2010, compared to $62,728 for the same year ago period, an increase of $43,333 due primarily to increased related-party debt.

Net income/loss. We had net income of $310,081 for the three months ended May 31, 2010, compared to a net loss $1,236,923 for the same year ago period, an increase in net income of $1,547,004. The increase from 2009 to 2010 was primarily due to the gain on legal settlement in the amount of $4,903,427 as previously discussed, offset by increases in operating losses of $3,315,523, interest expense of 43,333 and reductions in other expenses of $2,433.

Assets. Our total assets were $14,582,153 at May 31, 2010, compared to $15,405,745 at February 28, 2010. The decrease of $823,592 was primarily due to the amortization of intangible assets and deferred finance fees.

Liabilities. Our total liabilities were $9,905,914 at May 31, 2010, compared to $11,597,412 at February 28, 2010, a decrease of $1,691,498 due to net debt reductions in settlement of a legal dispute previously discussed in the amount of $5,674,109 consisting of debt forgiven in the amount $6,631,659 and new debt incurred in the amount of $957,550, net of imputed interest. In addition, related-party notes payable increased $2,983,059 due to additional loans from director/shareholders. Accrued expenses increased by $248,000 from barter advertising received but not yet provided in the form of advertising spots. The remaining increase in liabilities of $751,552 was due to a liability recorded for the value of common stock included in the Televisual Media settlement agreement of $927,500 issued in June, 2010, offset by reductions in contingent liabilities and customer deposits of $175,948.

Total Stockholders’ Equity. Our stockholders’ equity was $4,676,240 at May 31, 2010, compared to $3,808,333 at February 28, 2010.

Liquidity and Capital Resources; Going Concern

At May 31, 2010, the Company had $245,880 of cash on-hand, an increase of $33,975 from $211,905 at the start of fiscal 2011. The increase in cash was due primarily to cash provided by debt and equity financing.

Net cash used by operations was $2,965,075 for the three months ended May 31, 2010, an increase of $2,473,639 from $491,436 used in the same year ago period. This increase was due to costs, primarily carriage fees, incurred to launch and operate a television network.

Net cash used in investing activities increased $148,832 to $122,910 for the three months ended May 31, 2010, compared to cash provided of $25,922 during the same year ago period consisting of web site development costs of $117,410 and increased security deposits of $31,422.

During the three months ended May 31, 2010, net cash provided by financing activities increased $2,661,873 consisting of net proceeds from related party loans of $3,134,056, offset by reductions in proceeds from the sale of equity instruments of $414,150 and other net reductions of $58,033.

The R&R network was launched on November 6, 2009, with Comcast and DIRECTV bringing it into roughly 21 million households. In March 2010, the Company announced a further expansion to 28 million homes with Capital Broadcasting Corporation. In June 2010, the Company announced still further expansion to 44 million homes with Edison Broadcasting and is planning to reach 60 million households by the end of fiscal 2011. While we expect this market penetration to generate a substantial increase in operating, marketing, promotion and other expenses, we also expect that our revenues will ultimately increase sufficiently enough to cover these increases. Although carriage fees, our largest operating cost, begin immediately, brand recognition, which will result in greater revenues, takes time to develop. Accordingly, we believe that our results of operations in fiscal 2011 will not begin to improve until the fourth quarter.

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

To date, we have funded our operations with the proceeds from private equity financings. The Company issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(2) and Regulation D thereunder.

Currently, revenues provide approximately 17% of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $1.0 million. With the successful launch of the television network in November, 2009, virtually all of the associated expenses began immediately. However, it will take several months to drive viewers to the network, which will subsequently improve visibility and increase our advertising client base and advertising and sponsorship rates. We expect the monthly cash burn rate will gradually increase to approximately $1.4 million, with the expectation of profitability by the fourth quarter of fiscal 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk

This represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform asset impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at May 31, 2010, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2010. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represent a material weakness as reported in the February 28, 2010, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended May 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There is currently a case pending whereby the Company’s Chief Executive Officer (“defendant”) is being sued for allegedly breaching a contract which he signed in his role as Chief Executive Officer of Extraordinary Vacations Group, Inc. The case is being strongly contested. The defendant’s motion to dismiss plaintiff’s amended complaint with prejudice has been argued before the judge in the case. We are awaiting a ruling at this time.

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

Item 1A. Risk Factors.

In addition to the risk factors enumerated in our amended Form 10-K filed with the SEC on June 10, 2010, we are subject to various additional risks that could have a negative effect on the Company and its financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report and in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:

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

EVOLVING INDUSTRY STRANDARDS AND RAPID TECHNOLOGICAL CHANGES MAY RENDER OUR TECHNOLOGY OBSOLETE.

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

Moreover, we intend to continue to implement “best practices” and other established process improvements in its operations going forward. There can be no assurance that we will be successful in refining, enhancing and developing our operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that our existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously disclosed on Form 8-K, there were no unregistered sales of equity securities during the period ended May 31, 2010.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended May 31, 2010.

Item 4. (Removed and Reserved).

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated July 15, 2010
NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer and Vice-Chairman
(Principal Executive Officer)

/s/ Richard Sokolowski
Richard Sokolowski,
Chief Financial Officer
(Principal Financial and Accounting Officer)