Form 10-Q
period 2010-08-31
Next 1 Interactive, Inc.
filed 2010-10-21
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 19, 2010, there were 42,191,267 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	August 31, 2010	February 28, 2010

Assets
Current Assets
Cash	$84,211	$211,905
Accounts receivable, net of allowance for doubtful accounts	320,520	166,059
Prepaid expenses and other current assets	1,531,663	2,378,450
Security deposits	190,946	206,346
Total current assets	2,127,340	2,962,760

Development costs, net	401,629	343,333
Amortizable intangible assets, net	11,104,318	12,099,652
Total assets	$13,633,287	$15,405,745

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,534,193	$1,429,591
Other current liabilities	785,153	817,199
Related party notes payable	6,697,915	1,900,710
Capital lease payable - current portion	46,717	51,928
Notes payable - current portion	906,080	900,963
Total current liabilities	9,970,058	5,100,391

Capital lease payable - long-term portion	-	19,552
Notes payable - long-term portion	344,233	6,477,469

Total liabilities	10,314,291	11,597,412

Stockholders' Equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 663,243 and 579,763 shares issued and outstanding at August 31, 2010 and February 28, 2010 respectively	6,632	5,798
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at August 31, 2010 and February 28, 2010 respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at August 31, 2010 and February 28, 2010 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 39,070,006 and 32,756,045 shares issued and outstanding at August 31, 2010 and February 28, 2010 respectively	391	328
Additional paid-in-capital	38,114,200	33,763,778
Accumulated deficit	(34,702,667)	(29,961,571)
Treasury stock, at cost 115,000 shares	(99,560)	-
Total stockholders' equity	3,318,996	3,808,333

Total liabilities and stockholders' equity	$13,633,287	$15,405,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	August 31		August 31
	2010	2009	2010	2009

Revenues
Travel and commission revenues	$296,899	$263,791	$641,706	$428,895
Advertising revenues	375,555	64,595	711,541	90,906
Total revenues	672,454	328,386	1,353,247	519,801

Cost of revenues	2,488,082	485,942	4,952,164	598,330

Gross (loss) profit	(1,815,628)	(157,556)	(3,598,917)	(78,529)

Operating expenses
Salaries & benefits	491,524	625,580	893,070	992,450
Selling and promotions expense	12,632	25,660	275,936	49,685
General & administrative	2,608,829	1,411,685	4,640,283	2,263,887
Total operating expenses	3,112,985	2,062,925	5,809,289	3,306,022

Operating loss	(4,928,613)	(2,220,480)	(9,408,206)	(3,384,550)

Other income/(expense)
Interest expense	(50,579)	(128,687)	(156,640)	(191,415)
Loss on forgiveness of debt	-	-	-	(10,213)
Gain on legal settlement	-	-	4,903,427	-
Other income	13,564	1,001	5,872	1,089
Total other income (expense)	(37,015)	(127,686)	4,752,659	(200,539)

Net loss	$(4,965,628)	$(2,348,166)	$(4,655,547)	$(3,585,089)

Weighted average number of shares outstanding	36,538,138	26,500,557	34,969,532	25,804,820

Basic and diluted net loss per share	$(0.14)	$(0.09)	$(0.13)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended August 31, 2010 and 2009

	August 31
	2010	2009
Cash flow from operating activities:
Net loss	$(4,655,547)	$(3,585,089)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on forgiveness of debt	-	10,213
Gain on legal settlement	(4,903,427)	-
Depreciation and amortization	1,090,955	541,056
Amortization of discount on notes payable	-	72,452
Amortization of finance fees	1,221,896	-
Stock based compensation and consulting fees	976,817	1,102,228
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(154,461)	1,920
(Increase) decrease in prepaid expenses and other current assets	(33,022)	5,354
Decrease in security deposits	15,400	38,556
Increase in accounts payable and accrued expenses	439,286	295,314
(Decrease) increase in other current liabilities	(31,553)	123,497
Net cash used in operating activities	(6,033,656)	(1,394,499)

Cash flows from investing activities:
Technology development costs	(153,917)	-
Purchase of treasury stock	(99,560)	-
Purchase of assets of Resorts and Residence TV	-	(175,000)
Net cash used in investing activities	(253,477)	(175,000)

Cash flows from financing activities:
Bank overdraft	-	69,724
Proceeds from related party loans	5,160,129	(69,489)
Payments of related party loans	(113,417)
Proceeds from note issued	-	165,000
Payments on notes	(127,010)	-
Payments on capital lease	(24,763)	(20,724)
Proceeds from the sale of common stock, preferred stock and warrants	1,264,500	1,471,550
Net cash provided by financing activities	6,159,439	1,616,061

Net increase (decrease) in cash	(127,694)	46,563

Cash at beginning of period	211,905	18,801

Cash at end of period	$84,211	$65,364

Supplemental disclosure:
Cash paid for interest	$5,513	$9,185

Supplemental disclosure of non-cash investing and financing activity:
During the six months ended August 31, 2010 the Company converted notes payable in the amount of $670,500 for 1,015,000 shares of common stock
During the six months ended August 31, 2010 the Company converted accounts payable of $86,025 for 154,395 shares of common stock
During the six months ended August 31, 2010 the Company issued 83,480 shares of preferred stock in settlement of cumulative dividends in the amount of $83,480.
During the six months ended August 31, 2010 the Company issued 1,750,000 shares of common stock as part of the TVMW asset settlement agreement in the amount of $927,500.
During the six months ended August 31, 2009, the Company acquired intangible and tangible assets of approximately $6,800,000 in exchange for debt.
During the six months ended August 31, 2009, the Company issued preferred stock to two officers as payment in lieu of salary accrued of approximately $265,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company’s Annual Report on Form 10K and 10-K/A (Amendment No. 1) filed subsequent with the United States Securities and Exchange. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K and 10-K/A (Amendment No. 1) filed subsequent. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

NOTE 2 - SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”), an interactive media company, focuses on video and media advertising over Internet, Mobile and Television platforms. Historically, the Company operated through two divisions, Media and Travel. A third (Real Estate) division is expected to launch during the third quarter of fiscal 2011.

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
August 31, 2010

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
August 31, 2010

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

Barter revenue of $195,000 and $0 has been recognized for the six months ended August 31, 2010 and 2009, respectively, and barter expenses of $248,000 and $0 has been recognized for the six months ended August 31, 2010 and 2009, respectively.

Cost of Revenues
Cost of revenues includes costs directly attributable to services sold and delivered. These costs include such items as broadcast carriage fees, costs to produce television content, sales commission to business partners, hotel and airfare, cruises and membership fees.

Advertising Expense
Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the six months ended August 31, 2010 and 2009 was approximately $276,000 and $50,000, respectively. Expenses incurred in barter advertising received are recorded when the advertising is utilized.

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
August 31, 2010

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net loss for the six months ended August 31, 2010, of $4,655,547, which includes a gain from a legal settlement in the amount of $4,903,427. The Company also had an accumulated deficit of $34,702,667 and a working capital deficit of $7,842,718 at August 31, 2010. In addition, the Company reported cash used in operations during the six months ended August 31, 2010, of $6,033,656. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

There was no property and equipment recorded at August 31, 2010 or February 28, 2010.

The property, plant and equipment previously reported consisted of leased equipment which was no longer used. The Company abandoned furniture and software received in the acquisition of the Home Preview Channel during the year ended February 28, 2010.

Depreciation expense for the six months ended August 31, 2010 and 2009 was $0 and $39,583, respectively

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

Pursuant to the terms of the Agreement, all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the APA and Commercial Agreements are foreclosed and have no further force or effect and the Company shall retain all property transferred pursuant to the APA.  The Company is required to issued to TVMW 1,750,000 shares of its common stock and pay one hundred thousand dollars ($100,000). In addition, the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual Media Works, LLC on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock. See Note 10.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

The Company recorded debt in the amount of $957,550 ($1,000,000 net of imputed interest of $42,450) per this provision as of August 31, 2010. The Company also recorded a debt reduction in the amount of $6,631,659. As of August 31, 2010, the 1,750,000 shares of common stock were issued. Accordingly, the Company has recorded a liability of $911,500 to Other Current Liabilities at August 31, 2010. This amount represents the total market value of the shares on the date of the agreement.

The Company has a note payable with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note was approximately $309,000 at August 31, 2010.

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

In connection with the restructure of these notes the Company issued 150,000 detachable warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and is amortized monthly over the term of the note. As of August 31, 2010, the discount was fully amortized. The Company amortized $36,000 as interest expense for the six months ended August 31, 2010.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the Lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500. As of August 31, 2010, the Company has not made any installment payments on this obligation.

Interest expense on the notes payable was $73,031 and $39,853 for the six months ended August 31, 2010 and 2009, respectively.

NOTE 6 – CAPITAL LEASE PAYABLE

The Company leases certain telephone, communications and computer hardware equipment through a lease agreement with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year. The lease expires on June 30, 2011.

Interest expense on the lease was $5,513 and $9,185 for the six months ended August 31, 2010 and 2009, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder has agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The holder will advance the funds under the terms of the note in tranches through December 31, 2010.  The holder has continued to advance funds to the Company through August 31, 2010 and has verbally agreed to fund up to a total of $7,000,000. The balance of the note payable is $5,627,475 at August 31, 2010.
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

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.283 million in prepaid finance fees upon origination and amortized approximately $1,151,000 in expense during the six months ended August 31, 2010. In addition, interest expense in the amount of $124,000 was recorded on the note for the six months ended August 31, 2010.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

On April 30, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder loaned the Company $1,025,000.  The note has an effective date of April 6, 2010, and a maturity date of April 6, 2011. The note bears interest at 6% per annum.

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

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $175,000 in prepaid finance fees upon origination and amortized approximately $71,000 in expense during the six months ended August 31, 2010. In addition, interest expense in the amount of $16,000 was recorded on the note for the six months ended August 31, 2010.

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

The Company has note payable with a director and officer for approximately $5,000.   The loans bear interest at 18% compounded daily and have no stated maturity date. Interest expense on the note was approximately $600 and $9,000 for the six months ended August 31, 2010 and 2009 respectively.

The Company has a loan payable with a director and officer for approximately $10,000. The loan bears interest at 4% per annum and has no stated maturity date. Interest expense on the loan was approximately $200 and $200 for the six months ended August 31, 2010 and August 31, 2009 respectively.

The Company also has a loan payable to an existing shareholder for approximately $30,000. The loan bears interest at 10% per year and has no stated maturity date. Interest expense on the loan was approximately $1,400 and $2,000 for the six months ended August 31, 2010 and 2009 respectively.

On August 26, 2010, the Company entered into a promissory note with an Investor.  Pursuant to the Note, the Investor has agreed to loan the Company the principal sum of up to $500,000.  The Note will function as a revolving line of credit, by which the Company can borrow funds at various times to be determined by the parties. The Note matures on August 26, 2011, and interest shall accrue on loaned funds from the date of the first drawdown at a rate equal to 6% per annum.  The Company has the option to prepay the amount due under the Note in whole or in part without penalty or premium.  Further, at the option of the Investor, the Note is convertible into shares of the Company’s common stock at a conversion price of $1.00 per share.

In consideration for the Note, the Company has agreed to issue to the Investor up to 1,000,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $1.00 per share. The Warrants will be exercisable for a period of three years from the date of issuance.

As discussed in Note 6, the Company leases equipment under a capital lease from an existing shareholder.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

NOTE 8 – EQUITY

Common Stock
During the six months ended August 31, 2010, the Company issued approximately 1,318,000 shares of common stock in exchange for services rendered valued at approximately $892,480. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the six months ended August 31, 2010, the company issued 154,392 shares of common stock in exchange for settlement of accounts payable valued at $86,025 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the six months ended August 31, 2010, the Company issued 1,015,000 shares of common stock and 280,000 warrants with an exercise price of $2.00 and three year life, in exchange for the conversion of loans in the amount of $670,500.The Company also reinstated debt in the amount of $50,000 due to a shareholder by cancelling 50,000 shares of common stock and 50,000 warrants. The reinstatement was made to correct an excess amount of debt converted to stock in the prior year.

The Company also issued approximately 88,000 shares as replacements for prior EXVG shares not converted in the original share exchange at the time of the reverse merger with Maximus.

On June 15, 2010, the Company issued 1,750,000 shares of its common stock, par value $0.00001 per share per a settlement agreement.  See Notes 5 and 10.

From July 13, 2010 to August 6, 2010, the Company issued 1,629,000 shares of common stock at a purchase price of $0.50 per share, for an aggregate purchase price of $814,500.  Additionally, the Company issued to these Investors two year warrants to purchase 1,029,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On August 16, 2010, the Company issued 200,000 shares of common stock at a purchase price of  $1.00 per share, for an aggregate purchase price of $200,000.  Additionally, the Company issued to this Investor three year warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On August 26, 2010, the Company issued 250,000 shares of common stock at a purchase price of $250,000.  Additionally, the Company issued to the Investor three-year warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On August 29, 2010, the Company entered into a strategic media agreement.  The Company is required to provide 2,000,000 shares of the Company’s common stock and a five-year cashless warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  Pursuant to this Agreement, the Company is obligated to file a registration statement on Form S-1 covering the resale of 667,000 shares of common stock no later than sixty (60) days following the closing date.

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

Warrants
During the six months ended August 31, 2010, the company issued 4,047,433 warrants valued at approximately $2,305,974 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital; and through conversion of notes payable to equity.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	.72% - 1.66%
Dividend yield	0%
Volatility factor	101.0% - 108.52%
Expected life	1.5 years

At August 31, 2010 there were 15,752,295 warrants outstanding with a weighted average exercise price of $1.30 and weighted average life of 2.4 years. No warrants were exercised during six months ended August 31, 2010.

Treasury Stock

The Board of Directors of the Company has authorized the purchase of the Company’s common stock.  From August 3, 2010 through August 5, 2010 the Company purchased treasury stock on the open market at an average price of $0.87 cents per share.  The Company has adopted the cost method of recording treasury stock and records the amounts paid to repurchase stock as an increase to treasury stock with no distinction made between the par value of the stock and the premium paid by the Company and is presented on the balance sheet as a reduction in stockholder’s equity.

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

The tables below present information about reportable segments for the three and six months ended August 31, 2010 and 2009 respectively:

	Three Months Ended		Six Months Ended
	August 31		August 31
	2010	2009	2010	2009

Revenues
Media	$375,555	$64,595	$711,541	$90,906
Travel	296,899	263,791	641,706	428,895
Consolidated revenues	$672,454	$328,386	$1,353,247	$519,801

Operating Expense
Media	$1,711,341	$807,412	$3,528,792	$1,210,968
Travel	28,393	158,288	118,782	365,438
Segment Expense	1,739,734	965,700	3,647,574	1,576,406
Corporate	845,255	826,696	1,093,133	1,188,559
Consolidated operating expense	$2,584,989	$1,792,396	$4,740,707	$2,764,966

Depreciation and Amortization
Media	$-	$8,766	$-	$17,532
Travel	-	9,870	-	19,740
Segment Total	-	18,636	-	37,272
Corporate	550,368	251,892	1,090,953	503,784
Consolidated depreciation and amortization	$550,368	$270,528	$1,090,953	$541,056

The Company did not generate any revenue outside the United States for the six months ended August 31, 2010 and 2009.

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

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

The common stock was valued at $0.53 per share which was the market value of the stock on the date the shares were issued, June 15, 2010, resulting in total consideration of $927,500. The Company issued 1,750,000 shares on June 15, 2010. Per the agreement, $57,500 of the $100,000 cash payment was applied to a payable due to Televisual Media and the remainder was applied to satisfy the terms of the settlement agreement.

As a result of this agreement, the Company performed an evaluation under FASB ASC 350-30-35 “Intangibles – Goodwill and Other: Subsequent Measurement, General”. Management’s conclusion upon completion of the evaluation was that there was no impairment of the intangible assets acquired in the original Asset Purchase Agreement.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

NOTE 11 – INTANGIBLE ASSETS

The following table sets forth intangible assets, including accumulated amortization:

	Aug 31, 2010
	Weighted Avg
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	5.9 years	$7,938,935	$1,294,749	$6,644,186
Technology	5.2 years	5,703,829	1,493,860	4,209,969
Web Site	1.9 years	668,913	267,286	401,627
Trade Name	6.0 years	291,859	41,694	250,165
		$14,603,536	$3,097,589	$11,505,947

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $550,366 and $503,784 for the six months ended August 31, 2010 and 2009 respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company currently has agreements in place with several major satellite and cable providers to carry the R&R TV network. Carriage fees paid to these providers are significant. The Company is heavily reliant on these providers in order to continue broadcasting and if this commitment is not met it could seriously impede the Company’s ability to generate revenues.

NOTE 13 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for the period from August 31, 2010, the date of these financial statements, through October 20, 2010, which represents the date these financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after October 20, 2010.

On September 3, 2010, the Company received $56,671 from a shareholder to purchase capital equipment.  This amount was added to the capital lease payable as discussed in Note 6 and the lease payments were extended to September 2012.

From September 9, 2010 through October 6, 2010, the Company issued 640,000 shares of common stock at a purchase price of either $0.50 or $1.00 per share, for an aggregate purchase price of $640,000.  Additionally, the Company issued to these Investors two and three year warrants to purchase 830,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

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

Results of Operations

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

Revenues. Our total revenues increased 105% to $672,454 for the three months ended August 31, 2010, compared to $328,386 for the three months ended August 31, 2009, an increase of $344,068. The increase in revenue is a result of the Company executing its business strategy, which includes increased advertising revenues from its R&R TV network as well as increased travel revenue from the Company’s renewed focus on providing recreational travel services.

Revenues from the travel segment increased 13% to $296,899 for the three months ended August 31, 2010, compared to $263,971 for the three months ended August 31, 2009, an increase of $33,108. Travel revenue is generated from our luxury tour operation, which provides escorted and independent tours worldwide to upscale travelers. The Company has redirected some of its limited resources towards improving the performance of this business segment.

Revenues from advertising increased 481% to $375,555 for the three months ended August 31, 2010, compared to $64,595 for the three months ended August 31, 2009, an increase of $310,960. Advertising revenue in the current quarter was generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network. Advertising revenues in the prior year quarter was generated from showcase and print advertising revenues.

Cost of revenues. Cost of revenues increased 412% to $2,488,082 for the three months ended August 31, 2010, compared to $485,942 for the same year ago period, an increase of $2,002,140. The significant increase is due to the cost of operating a television network, substantially all of which consists of broadcast carriage fees and production costs which did not exist during the prior fiscal period.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 51% from $2,062,925 for the three months ended August 31, 2009, to $3,112,985 for the three months ended August 31, 2010, an increase of $1,050,060. The increase was due primarily to an increase in amortization of deferred finance fees of $751,729, amortization of intangibles of $298,476, legal and professional fees of $26,307, consulting fees $419,353, offset by reductions in salaries and benefits of $134,056 and various other operating expenses of $311,749.

Gain on legal settlement. During the period ended August 31, 2010, the Company recognized a gain from a legal settlement with a creditor in the amount of $4,903,427 as follows:

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

Interest expense. Interest expense decreased 61% to $50,579 for the three months ended August 31, 2010, compared to $128,687 for the same year ago period, an decrease of $78,108 due primarily to a decrease of related-party debt.

Net income/loss. We had net loss of $4,965,628 for the three months ended August 31, 2010, compared to a net loss $2,348,166 for the same year ago period, an increase in net loss of $2,617,462. The increase from 2009 to 2010 was primarily due to an increase in operating losses of $2,708,132, interest expense of $78,108 and reductions in other expenses of $168,779.

Six Months Ended August 31, 2010 Compared to Six Months Ended August 31, 2009

Revenues. Our total revenues increased 160% to $1,353,247 for the six months ended August 31, 2010, compared to $519,801 for the six months ended August 31, 2009, an increase of $833,446. The increase in revenue is a result of the Company executing its business strategy, which includes increased advertising revenues from its R&R TV network as well as increased travel revenue from the Company’s renewed focus on providing recreational travel services.

Revenues from the travel segment increased 50% to $641,706 for the six months ended August 31, 2010, compared to $428,895 for the six months ended August 31, 2009, an increase of $212,811. Travel revenue is generated from our luxury tour operation, which provides escorted and independent tours worldwide to upscale travelers. The Company has redirected some of its limited resources towards improving the performance of this business segment.

Revenues from advertising increased 683% to $711,541 for the six months ended August 31, 2010, compared to $90,906 for the six months ended August 31, 2009, an increase of $620,635. Advertising revenue in the current quarter was generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network. Advertising revenues in the prior year quarter was generated from showcase and print advertising revenues.

Cost of revenues. Cost of revenues increased 728% to $4,952,164 for the six months ended August 31, 2010, compared to $598,330 for the same year ago period, an increase of $4,353,834. The significant increase is due to the cost of operating a television network, substantially all of which consists of broadcast carriage fees and production costs which did not exist during the prior fiscal period.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 76% from $3,306,022 for the six months ended August 31, 2009, to $5,809,288 the six months ended August 31, 2010, an increase of $2,503,266. The increase was due primarily to an increase in amortization of deferred finance fees of $1,426,872, amortization of intangibles of $587,169, barter advertising of $247,650,  legal and professional fees of $94,405, consulting fees of $70,749, other operating expenses of $175,891 and offset by reductions in payroll and benefits of $99,380.

Gain on legal settlement. During the period ended August 31, 2010, the Company recognized a gain from a legal settlement with a creditor in the amount of $4,903,427 as follows:

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

Interest expense. Interest expense decreased 18% to $156,640 for the six months ended August 31, 2010, compared to $191,415for the same year ago period, a decrease of $34,775 due primarily to a reduction in related-party debt.

Net income/loss. We had net loss of $4,655,547 for the six months ended August 31, 2010, compared to a net loss $3,585,050 for the same year ago period, an increase in net loss of $1,070,497. The increase from 2009 to 2010 was primarily due to the gain on legal settlement in the amount of $4,903,427 as previously discussed, offset by increases in operating losses of $6,023,654, interest expense of $34,775 and reductions in other expenses of $84,544.

Assets. Our total assets were $13,633,287 at August 31, 2010, compared to $15,405,745 at February 28, 2010. The decrease of $1,772,458 was primarily due to the amortization of intangible assets and deferred finance fees.

Liabilities. Our total liabilities were $10,314,291 at August 31, 2010, compared to $11,597,412 at February 28, 2010, a decrease of $1,283,121 due to net debt reductions in settlement of a legal dispute previously discussed in the amount of $5,674,109 consisting of debt forgiven in the amount $6,631,659 and new debt incurred in the amount of $957,550, net of imputed interest. In addition, related-party notes payable increased $4,797,205 due to additional loans from director/shareholders. Accounts payable and accrued expenses decreased by $822,897 from barter advertising received but not yet provided in the form of advertising spots. The remaining increase in liabilities of $1,330,914 was due to an increase in contingent liabilities of $895,454 offset by reductions in accrued expenses of $822,897 and capital lease payments of $24,763.

Total Stockholders’ Equity. Our stockholders’ equity was $3,318,996 at August 31, 2010, compared to $3,808,333 at February 28, 2010.

Liquidity and Capital Resources; Going Concern

At August 31, 2010, the Company had $84,211 of cash on-hand, a decrease of $127,694 from $211,905 at the start of fiscal 2011. The decrease in cash was due primarily to cash used for daily operations.

Net cash used in operations was $6,033,656 for the six months ended August 31, 2010, a decrease of $4,639,157 from $1,394,499 used in the same year ago period. This increase was due to costs, primarily carriage fees, incurred to launch and operate a television network.

Net cash used in investing activities increased $78,477 to $253,477 for the six months ended August 31, 2010, compared to cash used of $175,000 during the same year ago period consisting of web site development costs of $153,917 and purchase of treasury stock in the amount of $99,560.

During the six months ended August 31, 2010, net cash provided by financing activities increased $4,543,378 consisting of net proceeds from related party loans of $5,046,712, proceeds from the sale of equity instruments of $1,264,500 and other net reductions of $151,773.

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

Currently, revenues provide a small percentage of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $1.0 million. With the successful launch of the television network in November, 2009, virtually all of the associated expenses began immediately. However, it will take several months to drive viewers to the network, which will subsequently improve visibility and increase our advertising client base and advertising and sponsorship rates. We expect the monthly cash burn rate will gradually increase to approximately $1.4 million, with the expectation of profitability by the fourth quarter of fiscal 2011.

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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform asset impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at August 31, 2010, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2010. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the February 28, 2010, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended August 31, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously disclosed on Form 8-K, there were no unregistered sales of equity securities during the period ended August 31, 2010.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended August 31, 2010.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification by William Kerby, the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Adam Friedman, the Principal Accounting Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by William Kerby, the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Adam Friedman, the Principal Accounting Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated October 20, 2010
NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)