Form 10-Q
period 2010-11-30
Next 1 Interactive, Inc.
filed 2011-01-13
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 000-52669

NEXT 1 INTERACTIVE, INC.
(Exact name of Registrant in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

2690 Weston Road, Suite 200
Weston, FL 33331
(Address of principal executive offices)

(954) 888-9779
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes      ☑ No

As of January 10, 2011, there were 46,677,149 shares outstanding of the registrant’s common stock.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	November 30, 2010	February 28, 2010

Assets
Current Assets
Cash	$67,464	$211,905
Accounts receivable, net of allowance for doubtful accounts	258,029	166,059
Prepaid expenses and other current assets	556,432	2,378,450
Security deposits	253,902	206,346
Total current assets	1,135,827	2,962,760

Development costs, net	395,525	343,333
Amortizable intangible assets, net	10,606,651	12,099,652
Total assets	$12,138,003	$15,405,745

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$1,753,602	$1,429,591
Other current liabilities	1,279,688	817,199
Related party notes payable	6,956,411	1,900,710
Capital lease payable - current portion	39,086	51,928
Notes payable - current portion	1,002,484	900,963
Total current liabilities	11,031,271	5,100,391

Capital lease payable - long-term portion	49,001	19,552
Notes payable - long-term portion	246,899	6,477,469

Total liabilities	11,327,171	11,597,412

Stockholders' Equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 663,243 and 579,763 shares issued and outstanding at November 30, 2010 and February 28, 2010 respectively	6,632	5,798
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at November 30, 2010 and February 28, 2010 respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at November 30, 2010 and February 28, 2010 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 45,281,388 and 32,756,045 shares issued and 45,166,388 and 32,756,045 shares outstanding at November 30, 2010 and February 28, 2010 respectively	451	328
Additional paid-in-capital	41,131,613	33,763,778
Accumulated deficit	(40,228,304)	(29,961,571)
Treasury stock, at cost 115,000 shares	(99,560)	-
Total stockholders' equity	810,832	3,808,333

Total liabilities and stockholders' equity	$12,138,003	$15,405,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	November 30		November 30
	2010	2009	2010	2009

Revenues
Travel and commission revenues	$198,024	$253,297	$839,730	$682,192
Advertising revenues	375,102	255,952	1,086,643	346,858
Total revenues	573,126	509,249	1,926,373	1,029,050

Cost of revenues	2,588,210	896,637	7,540,374	1,494,967

Gross (loss) profit	(2,015,084)	(387,388)	(5,614,001)	(465,917)

Operating expenses
Salaries and benefits	537,615	483,494	1,430,685	1,475,944
Selling and promotions expense	101,614	21,575	377,550	71,260
General and administrative	2,674,379	1,517,633	7,314,662	3,781,520
Total operating expenses	3,313,608	2,022,702	9,122,897	5,328,724

Operating loss	(5,328,692)	(2,410,090)	(14,736,898)	(5,794,641)

Other income/(expense)
Interest expense	(197,304)	(179,882)	(353,944)	(371,297)
Loss on forgiveness of debt	-	-	-	(10,213)
Gain on legal settlement	-	-	4,903,427	-
Other expense	(52)	(87)	5,820	1,002
Total other income (expense)	(197,356)	(179,969)	4,555,303	(380,508)

Net loss	$(5,526,048)	$(2,590,058)	$(10,181,595)	$(6,175,148)

Weighted average number of shares outstanding	43,026,330	29,420,892	37,758,516	27,016,912

Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.27)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended November 30, 2010 and 2009

	November 30
	2010	2009
Cash flow from operating activities:
Net loss	$(10,181,595)	$(6,175,148)
Adjustments to reconcile net loss to net cash from operating activities:
Loss on forgiveness of debt	-	10,213
Gain on legal settlement	(4,903,427)	-
Depreciation and amortization	1,644,363	1,057,357
Amortization of discount on notes payable	1,867,196	108,678
Stock based compensation and consulting fees	2,110,058	1,813,468
Changes in operating assets and liabilities:
Increase in accounts receivable	(91,970)	(142,269)
Decrease in prepaid expenses and other current assets	219,129	1,747
Decrease in other assets	-	10,713
Increase in security deposits	(47,556)	(22,766)
Increase in accounts payable and accrued expenses	833,504	364,355
Increase in other current liabilities	462,489	137,952
Net cash used in operating activities	(8,087,809)	(2,835,700)

Cash flows from investing activities:
Technology development costs	(203,554)	-
Purchase of treasury stock	(99,560)	-
Payment in connection with asset acquisition	-	(250,000)
Net cash used in investing activities	(303,114)	(250,000)

Cash flows from financing activities:
Bank overdraft	-	15,635
Proceeds from related party loans	5,639,529	-
Principal payments of related party loans	(397,714)	(76,683)
Proceeds from note issued	100,000	135,000
Principal payments on notes payable	(227,940)	-
Proceeds from capital lease	56,671	-
Principal payments on capital lease	(40,064)	(31,604)
Proceeds from the sale of common stock, preferred stock and warrants	3,116,000	3,024,550
Net cash provided by financing activities	8,246,482	3,066,898

Net decrease in cash	(144,441)	(18,802)

Cash at beginning of period	211,905	18,802

Cash at end of period	$67,464	$-

Supplemental disclosure:
Cash paid for interest	$134,876	$14,094

Supplemental disclosure of non-cash investing and financing activity:
During the nine months ended November 30, 2010 the Company issued 3,426,301 shares for consulting services valued at $2,092,827.
During the nine months ended November 30, 2010 the Company converted notes payable in the amount of $683,131 for 1,015,000 shares of common stock.
During the nine months ended November 30, 2010 the Company issued 1,850,000 warrants in connection with notes payable.
During the nine months ended November 30, 2010 the Company issued 25,000 shares to employees valued at $17,227.
During the nine months ended November 30, 2010 the Company converted accounts payable of $184,308 for 302,469 shares of common stock
During the nine months ended November 30, 2010 the Company issued 83,480 shares of preferred stock in settlement of cumulative dividends in the amount of $83,480.
During the nine months ended November 30, 2010 the Company issued 1,750,000 shares of common stock as part of the TVMW asset purchase agreement in the amount of $927,500.
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

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 310 of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2010 included in the Company’s Annual Report on Form 10K and 10-K/A (Amendment No. 1) filed subsequent with the United States Securities and Exchange. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K and 10-K/A (Amendment No. 1) filed subsequent. The preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

NOTE 2 - SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”), an interactive media company, focuses on video and media advertising over Internet, Mobile and Television platforms. Historically, the Company operated through two divisions, Media and Travel. A third (Real Estate) division is expected to launch during the fourth quarter of fiscal 2011.

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
November 30, 2010

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
November 30, 2010

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

Barter revenue of approximately $323,000 and $0 has been recognized for the nine months ended November 30, 2010 and 2009, respectively, and barter expenses of approximately $340,000 and $0 has been recognized for the nine months ended November 30, 2010 and 2009, respectively.

Cost of Revenues

Cost of revenues includes costs directly attributable to services sold and delivered. These costs include such items as broadcast carriage fees, costs to produce television content, sales commission to business partners, hotel and airfare, cruises and membership fees.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying financial statements. Advertising expense for the nine months ended November 30, 2010 and 2009 was approximately $285,000 and $71,000, respectively. Expenses incurred in barter advertising received are recorded when the advertising is utilized.

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

Recent Accounting Pronouncements

In August 2010, FASB issued ASU 2010-22 "Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update)". ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company's results of operations or financial statements.

In August 2010, FASB issued ASU 2010-21 "Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies". ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company's results of operations or financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC 310, “Receivables,” to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

Recent Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU No. 2010–18, “Receivables (Topic 310) Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset”, a consensus of the FASB Emerging Issues Task Force and is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. This ASU was issued to provide guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. The issuance determines whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring. The objective of the amendments in this Update is to address the diversity in practice regarding such modifications. Any entity that acquires loans subject to Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition is affected by this ASU. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements

In April 2010, the FASB issued Accounting Standard Updates (“ASUs”) 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2010-20 will only impact disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had net loss for the nine months ended November 30, 2010, of $10,181,595, which includes a gain from a legal settlement in the amount of $4,903,427. The Company also had an accumulated deficit of $40,228,304 and a working capital deficit of $9,895,444 at November 30, 2010. In addition, the Company reported cash used in operations during the nine months ended November 30, 2010, of $8,087,809. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

There was no property and equipment recorded at November 30, 2010 or February 28, 2010.

The property, plant and equipment previously reported consisted of leased equipment which was no longer used. The Company abandoned furniture and software received in the acquisition of the Home Preview Channel during the year ended February 28, 2010.

Depreciation expense for the nine months ended November 30, 2010 and 2009 was $0 and $55,908, respectively

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

Pursuant to the terms of the Agreement, all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the APA and Commercial Agreements are foreclosed and have no further force or effect and the Company shall retain all property transferred pursuant to the APA.  The Company is required to issued to TVMW 1,750,000 shares of its common stock and pay one hundred thousand dollars ($100,000).  As of November 30, 2010, the 1,750,000 shares of common stock were issued (see Note 8). Accordingly, the Company has recorded a liability of $911,500 to Other Current Liabilities at November 30, 2010. This amount represents the total market value of the shares on the date of the agreement.

The Company also recorded a debt reduction in the amount of $6,631,659 and recognized a gain on legal settlement in the amount of $4,903,427 for the nine months ended November 30, 2010.  Additionally, the Company recorded debt in the amount of $957,550 ($1,000,000 net of imputed interest of $42,450) per this provision as of November 30, 2010.  The Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual Media Works, LLC on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock. The balance of the note is $818,943 as of November 30, 2010 of which $246,899 is the current portion and $572,044 is long term. See Note 10.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note is $300,440 as of November 30, 2010.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle and fully satisfy these agreements. As of November 30, 2010, the discount was fully amortized and the Company recognized $72,000 as interest expense for the nine months ended November 30, 2010.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the Lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500. As of November 30, 2010, the Company has not made any installment payments on this obligation.

On November 17, 2010, the Company entered into a demand note for the principal sum of $100,000.  The terms of the loan is set for three weeks with the loan due and payable as of December 8, 2010.  The lender has the option to receive payment of the loan in the amount of $100,000 plus 100,000 warrants for Next One Interactive common stock at $0.50 per share for a 3 year term or an alternative form of repayment.  The alternative form of repayment give the lender the right to have the loan amalgamated into an existing subscription agreement with The Rider Group, under the same terms of $0.50 per share with 2 warrants per share exercisable at $1.00 per share with a three year term. As of November 30, 2010, the Company has not issued the warrants to the lender and the balance of the note is $100,000.

Interest expense on the notes payable was $199,318 and $371,297 for the nine months ended November 30, 2010 and 2009, respectively.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 6 – CAPITAL LEASE PAYABLE

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of  certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012.

Interest expense on the lease was $9,807 and $14,094 for the nine months ended November 30, 2010 and 2009, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ending November 30, 2010, a shareholder of the Company loaned $210,000 to finance operations.  Additionally, the shareholder made a payment of approximately $64,000 to a vendor on behalf of the Company. The Company has  repaid approximately $140,000 and as of November 30, 2010 owes approximately $134,000.  The loan, due on demand, has no maturity date nor does it bear any interest.

During the nine months ending November 30, 2010, the Company repaid $10,000 of the balance owed to a director and officer of the Company as of February 28, 2010.  Additionally, the director/officer loaned the Company approximately $29,000 of which the Company repaid approximately $4,000 against this advance. As of November 30, 2010 the Company owes approximately $25,000.  The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense on the note was approximately $500 and $12,000, respectively for the nine months ended November 30, 2010 and 2009.

During the nine months ending November 30, 2010, the Company repaid approximately $36,000 against an outstanding loan balance of $41,000 with an unrelated entity where the same director/officer is president and as of November 30, 2010 the Company owes approximately $5,000. The loan bears interest at 18% per annum ,compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was approximately $2,500 and $7,600, respectively for the nine months ended November 30, 2010 and 2009.

During the nine months ending November 30, 2010, the Company repaid, in full, approximately $17,000 against an outstanding loan balance due to an existing shareholder. The loan bore interest at 4% per annum, compounded daily, on the unpaid balance and had no stated maturity date. Interest expense on the note was approximately $150 and $600, respectively for the nine months ended November 30, 2010 and 2009.

As of November 30, 2010, the Company has a loan payable with a director and officer  for approximately  $10,000. The loan bears interest at 4% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense recorded on the loan was approximately $300 and $300, respectively for the nine months ended November 30, 2010 and 2009.

As of November 30, 2010, the Company has a loan payable to an existing shareholder for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the loan was approximately $2,500 and $2,800 for the nine months ended November 30, 2010 and 2009 respectively.

On July 23, 2010,  the Company entered into promissory note with an existing shareholder in the amount of $100,000.  The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.94%
Dividend yield	0%
Volatility factor	115.05%
Expected life	0.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $12,000 and $-0-, respectively, in expense during the nine months ended November 30, 2010 and 2009.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.  The holder has advanced $4,425,129 during the nine months ended November 30, 2010 during which the Company made principal payments of $190,000 against the outstanding balance and has verbally agreed to fund up to a total of $7,000,000. The balance of the note payable as of November 30, 2010 is $5,727,475. Previous to entering into this agreement and as a  incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.46%
Dividend yield	0%
Volatility factor	136.1%
Expected life	1.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.283 million in prepaid finance fees upon origination and amortized approximately $1,720,000 and -0-, respectively, in expense during the nine months ended November 30, 2010 and 2009.

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder  agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The holder has advanced $875,000 during the nine months ended November 30, 2010. The balance of the note payable as of November 30, 2010 is $925,000.  As an incentive, the Company, on April 30, 2010, issued 850,000 warrants to the holder with a three-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0%
Volatility factor	124.7%
Expected life	1.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $175,000 in prepaid finance fees upon origination and amortized approximately $114,000 and $-0-, respectively, in expense during the nine months ended November 30, 2010 and 2009.

On December 20, 2009, the Company entered into multiple promissory note agreements with existing shareholders totaling $200,000. The terms of the promissory notes expired between twenty one and twenty six days from the original date. In lieu of interest, 100,000 three year warrants with an exercise price of $2.00 per share and 100,000 three year warrants with an exercise price of $1.00 per shares were issued as a one-time interest payment with a fair value of approximately $74,000.  The Company issued common stock in full satisfaction of the outstanding promissory notes on the following dates:

March 23, 2010	50,000 shares w/50,000 warrants	$50,000
April 3, 2010	100,000 shares	$50,000
April 15, 2010	100,000 shares	$50,000
April 23, 2010	100,000 shares	$50,000

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.42 to 1.57%
Dividend yield	0%
Volatility factor	138.84 to 140.31%
Expected life

On December 14, 2009,  the Company entered into promissory note with an existing shareholder in the amount of $100,000.  The note was due and payable on December 29, 2009 and in lieu of interest 100,000 three year warrants with an exercise price of $1.00 per share were issued as a one-time interest payment with a fair value of approximately $16,000. On June 1, 2010, the Company issued 200,000 shares of it’s common stock in full satisfaction of this agreement.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Risk-free interest rate	1.63%
Dividend yield	0%
Volatility factor	139.7%
Expected life	0.5 years

As discussed in Note 6, the Company leases equipment under a capital lease from an existing shareholder.

NOTE 8 – EQUITY

Common Stock

During the nine months ended November 30, 2010, the Company issued approximately 3,426,301 shares of common stock in exchange for services rendered valued at approximately $1,752,123. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the nine months ended November 30, 2010, the company issued 302,469 shares of common stock in exchange for settlement of accounts payable valued at $184,308 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the nine months ended November 30, 2010, the Company issued 1,015,000 shares of common stock and 480,000 warrants with an exercise price of $2.00 and three year life, in exchange for the conversion of loans in the amount of $ 683,142. The Company also reinstated debt in the amount of $50,000 due to a shareholder by cancelling 50,000 shares of common stock and 50,000 warrants. The reinstatement was made to correct an excess amount of debt converted to stock in the prior year.

On June 15, 2010, the Company issued 1,750,000 shares of its common stock, par value $0.00001 per share per a settlement agreement.  See Notes 5 and 10.

During the nine months ended November 30, 2010, the Company  issued approximately 87,573 shares as replacements for prior EXVG shares not converted in the original share exchange at the time of the reverse merger with Maximus.

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 8 – EQUITY(continued)

Common Stock(continued)

On August 29, 2010, the Company entered into a strategic media agreement.  The Company is required to provide 2,000,000 shares of the Company’s common stock and a five-year cashless warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  Pursuant to this Agreement, the Company is obligated to file a registration statement on Form S-1 covering the resale of 667,000 shares of common stock no later than sixty (60) days following the closing date. As of January 13, 2011 the Company has not filed Form S-1.

On October 26, 2010, the Company issued 400,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $175,000.  Additionally, the Company issued 800,000 five year warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.

On September 9, 2010, the Company issued 100,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $50,000.

From September 15, 2010 to October 22, 2010, the Company issued 1,790,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $895,000.  Additionally, the Company issued 2,980,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.

From September 23, 2010 to November 22, 2010, the Company issued 1,550,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $825,000.  Additionally, the Company issued 2,266,267 three year warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.

During the nine months ended November 30, 2010, the Company issued 25,000 shares valued at $17,227 to an employee for services rendered.

Preferred Stock

The Company has authorized 3,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Corporation, may elect to convert all or any part of such holder’s shares of Series A Preferred Stock into Common Stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing.  Additionally, the holders of Series A Preferred Stock, may by written notice to the Corporation, may convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Corporation, secured by a security interest in all of the Corporation and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock.

During the nine months ended November 30, 2010, the Company issued 83,480 shares of Series A Preferred Stock to the directors of the Company in exchange for $83,480 of cumulative dividends on existing Series A Preferred shares through April 30, 2010. Dividends in arrears on the outstanding preferred shares total $19,113 as of November 30, 2010.

Warrants

During the nine months ended November 30, 2010, the company issued 3,426,333 warrants valued at approximately $340,704 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital. Additionally, the Company issued 1,150,000 warrants valued at approximately $264,307  in connection with the issuance of promissory notes.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.2% - 1.66%
Dividend yield	0%
Volatility factor	101.0% - 118.82%
Expected life	1.5 years

At November 30, 2010 there were 24,536,862 warrants outstanding with a weighted average exercise price of $1.20 and weighted average life of 2.3 years. No warrants were exercised during nine months ended November 30, 2010.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

The tables below present information about reportable segments for the three and nine months ended November 30, 2010 and 2009 respectively:

	Three Months Ended		Nine months ended
	November 30,		November 30,
	2010	2009	2010	2009

Revenues
Media	$375,102	$255,952	$1,086,643	$346,858
Travel	198,024	253,297	839,730	682,192
Consolidated revenues	$573,126	$509,249	$1,926,373	$1,029,050

Operating Expense
Media	$2,670,738	$753,826	$6,199,530	$1,964,794
Travel	24,673	(69,274)	143,455	296,164
Segment Expense	2,695,411	684,552	6,342,985	2,260,958
Corporate	42,044	821,849	1,135,177	2,010,408
Consolidated operating expense	$2,737,455	$1,506,401	$7,478,162	$4,271,367

Depreciation and Amortization
Media	$-	$8,765	$-	$26,297
Travel	372	9,870	372	29,610
Segment Total	372	18,635	372	55,907
Corporate	553,410	497,666	1,644,363	1,001,450
Consolidated depreciation and amortization	$553,782	$516,301	$1,644,735	$1,057,357

The Company did not generate any revenue outside the United States for the nine months ended November 30, 2010 and 2009.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

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

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 11 – INTANGIBLE ASSETS

The following table sets forth intangible assets, including accumulated amortization:

	November 30, 2010
	Weighted Average
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	5.6 years	$7,938,935	$1,578,275	$6,360,660
Technology	4.9 years	5,703,829	1,697,575	4,006,254
Web Site	1.5 years	718,553	323,028	395,525
Trade Name	5.7 years	291,859	52,125	239,734
		$14,653,176	$3,651,003	$11,002,173

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $1,644,363 and $1,001,450 for the nine months ended November 30, 2010 and 2009 respectively.

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

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluated subsequent events for the period from November 30, 2010, the date of these consolidated financial statements, through January 13, 2011, which represents the date these consolidated financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after January 13, 2011.

Convertible Promissory Notes
On December 14, 2010, the Company entered into a convertible promissory note in the amount of $50,000. The terms of the note are set for ninety days at an interest rate of 10% per annum, maturing on March 14, 2011.  The Company agrees to issue to the noteholder 100,000 Series 1 five year warrants and 100,000 Series 2 five year warrants. The Series 1 warrants will allow the noteholder to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.50 per share.  The Series 2 warrants will allow the noteholder to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.75 per share. The noteholder, at their sole option, may convert the current loan balance at any time until the loan balance is repaid into shares of the Company at $0.50 per share.  The Company may force a conversion in the event of the common share price trading for a two day period at or above a 50 percent premium to the lenders conversion price (i.e. greater than 75 cents per share) then the Company may force the conversion of the note plus accrued interest into common shares.

On December 17, 2010, the Company entered into one convertible promissory note in the amount of $250,000. The terms of each note are set for ninety days at an interest rate of 10% per annum, maturing on March 20, 2011.  For each convertible promissory note, the Company agrees to issue to the noteholder 1,000,000 Series 1 five year warrants. The Series 1 warrants will allow the noteholder to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.50 per share.  The noteholder, at their sole option, may convert the current loan balance at any time until the loan balance is repaid into shares of the Company at $0.50 per share.

NEXT 1 INTERACTIVE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 13 - SUBSEQUENT EVENTS (continued)

Stockholders’ Equity

From December 1, 2010 to December 9, 2010, the Company issued 937,500 shares for consulting services valued at $468,730.

On December 8, 2010, the Company issued 100,000 warrants to extend a promissory note agreement (promissory note had no stated interest rate) with an unrelated noteholder until December 15, 2010. The original promissory note was dated November 17, 2010 and was due was due December 8, 2010. As of the filing of this 10-Q, the Company has not repaid the note.

On December 14, 2010, the Company issued 300,000 shares of common stock upon the exercise of 300,000 warrants at the request of a shareholder.

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

Overview

Next 1 Interactive, Inc. (the “Company”) is a media based company focusing on two segments; travel and real estate. This has been made possible through acquisitions, the most notable of which is the acquisition of Resort and Residence TV (“R&R” or the “Network”) in August of 2009. The R&R network was launched on November 6, 2009, into roughly 21 million households with DirecTV and Comcast. The Company has plans to expand R&R’s 24/7 full time lifestyle programming network, as well as the introduction of interactive and transactional capabilities. Additionally, the Network has plans to include two distinct video on demand “channels” called R&R Vacation Travel and R&R Homes TV on Demand supported by websites and call centers. This new model will allow consumers their choice of platforms (TV, web, and mobile) to view and transact in both the travel and real estate arenas. The Company believes this new model will provide multiple sources of revenue, mainly from production, interactive applications, advertising, referral/lead generation fees and commissions due to the Company’s existing licenses and expertise in travel and real estate arenas. During our last difficult transition year, the Company saw a dramatic drop in revenues accompanied by significant increases in expenditures to put the model in place. Management believes the Company has reached significant milestones including the launch of the network and that the process is well underway to allow the Company to achieve profitability by the fourth quarter of this year.

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

Results of Operations

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Revenues. Our total revenues increased 13% to $573,126 for the three months ended November 30, 2010, compared to $509,249 for the three months ended November 30, 2009, an increase of $63,877. The increase in revenue is a result of the Company executing its business strategy, which includes increased advertising revenues from its R&R TV network as well as increased travel revenue from the Company’s renewed focus on providing recreational travel services.

Revenues from the travel segment decreased 22% to $198,024 for the three months ended November 30, 2010, compared to $253,297 for the three months ended November 30, 2009, a decrease of $55,273. Travel revenue is generated from our luxury tour operation, which provides escorted and independent tours worldwide to upscale travelers. The Company has redirected some of its limited resources towards improving the performance of this business segment.

Revenues from advertising increased 47% to $375,102 for the three months ended November 30, 2010, compared to $255,952 for the three months ended November 30, 2009, an increase of $119,150. Advertising revenue in the current quarter was generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network. Advertising revenues in the prior year quarter was generated from showcase and print advertising revenues.

Cost of revenues. Cost of revenues increased 189% to $2,588,210 for the three months ended November 30, 2010, compared to $896,637 for the same year ago period, an increase of $1,691,573. The significant increase is due to the cost of operating a television network, substantially all of which consists of broadcast carriage fees and production costs which did not exist during the prior fiscal period.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 64% from $2,022,702 for the three months ended November 30, 2009, to $3,313,608 for the three months ended November 30, 2010, an increase of $1,290,906. The increase was due primarily to an increase in amortization of deferred finance fees of $164,748, amortization of intangibles of $55,744, salaries and benefits of $54,121, legal and professional fees of $27,953, and consulting fees incurred in raising capital of $1,169,040 and various other operating expenses of $67,301.

Interest expense. Interest expense decreased 10% to $197,304 for the three months ended November 30, 2010, compared to $179,882 for the same year ago period, an increase of $17,422 due primarily to an increase of related-party debt.

Net income/loss. We had net loss of $5,526,048 for the three months ended November 30, 2010, compared to a net loss $2,590,058 for the same year ago period, an increase in net loss of $2,935,990. The increase from 2009 to 2010 was primarily due to an increase in operating losses of $2,918,602, interest expense of $17,422, and an increase in other expenses of $34,809.

Nine months ended November 30, 2010 Compared to Nine months ended November 30, 2009

Revenues. Our total revenues increased 87% to $1,926,373 for the nine months ended November 30, 2010, compared to $1,029,050 for the nine months ended November 30, 2009, an increase of $897,323. The increase in revenue is a result of the Company executing its business strategy, which includes increased advertising revenues from its R&R TV network as well as increased travel revenue from the Company’s renewed focus on providing recreational travel services.

Revenues from the travel segment increased 23% to $839,730 for the nine months ended November 30, 2010, compared to $682,192 for the nine months ended November 30, 2009, an increase of $157,538. Travel revenue is generated from our luxury tour operation, which provides escorted and independent tours worldwide to upscale travelers. The Company has redirected some of its limited resources towards improving the performance of this business segment.

Revenues from advertising increased 213% to $1,086,643 for the nine months ended November 30, 2010, compared to $346,858 for the nine months ended November 30, 2009, an increase of $739,785. Advertising revenue in the current quarter was generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received are primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network. Advertising revenues in the prior year quarter was generated from showcase and print advertising revenues.

Cost of revenues. Cost of revenues increased 404% to $7,540,374 for the nine months ended November 30, 2010, compared to $1,494,967 for the same year ago period, an increase of $6,045,407. The significant increase is due to the cost of operating a television network, substantially all of which consists of broadcast carriage fees and production costs which did not exist during the prior fiscal period.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 71% from $9,122,897 for the nine months ended November 30, 2009, to $5,328,724 the nine months ended November 30, 2010, an increase of $3,794,173. The increase was due primarily to an increase in amortization of deferred finance fees of $1,592,703, amortization of intangibles of $642,913, legal and professional fees of $138,914, consulting fees incurred in raising capital of $1,076,168, other operating expenses of $388,734 and offset by reductions in payroll and benefits of $45,259.

Gain on legal settlement. During the period ended November 30, 2010, the Company recognized a gain from a legal settlement with a creditor in the amount of $4,903,427 as follows:

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

Pursuant to the terms of the Agreement, (i) all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the APA and Commercial Agreements are foreclosed and have no further force or effect; (ii) the Company shall retain all property transferred pursuant to the APA; (iii) TVMW shall retain all compensation paid for by the Company; (iv) the Company shall issue TVMW 1,750,000 shares of its common stock, par value $0.00001 per share; (v) the Company shall pay to Televisual Media one hundred thousand dollars ($100,000); and (vi) the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual Media Works, LLC on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock. For the nine months ending November 30, 2010, the Company made approximately $139,000 in principal payments.

Interest expense. Interest expense decreased 5% to $353,944 for the nine months ended November 30, 2010, compared to $371,297 for the same year ago period, a decrease of $17,353 due primarily to a reduction in related-party debt.

Net income/loss. We had net loss of $10,181,595 for the nine months ended November 30, 2010, compared to a net loss $6,175,148 for the same year ago period, an increase in net loss of $4,006,447. The increase from 2009 to 2010 was primarily due to the gain on legal settlement in the amount of $4,903,427 as previously discussed, offset by increases in operating losses of $8,942,257, a reduction in interest expense of $17,353 and reductions in other expenses of $15,030.

Assets. Our total assets were $12,138,003 at November 30, 2010, compared to $15,405,745 at February 28, 2010. The decrease of $3,267,742 was primarily due to the amortization of intangible assets and deferred finance fees.

Liabilities. Our total liabilities were $11,327,171 at November 30, 2010, compared to $11,597,412 at February 28, 2010, a decrease of $270,241 due to net debt reductions in settlement of a legal dispute previously discussed in the amount of $5,674,109 consisting of debt forgiven in the amount $6,631,659 and new debt incurred in the amount of $957,550, net of imputed interest. In addition, related-party notes payable increased $5,055,702 due to additional loans from director/shareholders. Accounts payable and accrued expenses increased by $324,011, primarily due from barter advertising received but not yet provided in the form of advertising spots. The remaining increase in liabilities of $479,096 was due to an increase in contingent liabilities of $462,489 and capital lease incurred of $16,607.

Total Stockholders’ Equity. Our stockholders’ equity was $810,832 at November 30, 2010, compared to $3,808,333 at February 28, 2010. The reduction was due to net loss incurred for the nine months ended November 30, 2010, offset by additions to paid in capital.

Liquidity and Capital Resources; Going Concern

At November 30, 2010, the Company had $67,464 of cash on-hand, a decrease of $144,441 from $211,905 at the start of fiscal 2011. The decrease in cash was due primarily to cash used for daily operations.

Net cash used in operations was $8,087,809 for the nine months ended November 30, 2010, an increase of $5,252,109 from $2,835,700 used in the same year ago period. This increase was due to costs, primarily carriage fees, incurred to launch and operate a television network.

Net cash used in investing activities increased $53,114 to $303,114 for the nine months ended November 30, 2010, compared to $250,000 during the same year ago period consisting of web site development costs of $203,554 and purchase of treasury stock in the amount of $99,560.

During the nine months ended November 30, 2010, net cash provided by financing activities increased $5,179,584 to $8,246,482 from $3,066,898 during the same year ago period.  This increase was due to an increase in net proceeds from related party loans of $5,639,529, an increase in the net proceeds from the sale of equity instruments of $3,116,000 and other net reductions of $111,364.

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

To date, we have funded our operations with the proceeds from private equity financings. The Company issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated there under due to the fact that the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(2) and Regulation D there under.

Currently, revenues provide a small percentage of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $1.2 million. With the successful launch of the television network in November, 2009, virtually all of the associated expenses began immediately. However, it will take several months to drive viewers to the network, which will subsequently improve visibility and increase our advertising client base and advertising and sponsorship rates. We expect the monthly cash burn rate will gradually increase to approximately $1.4 million.

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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform asset impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at November 30, 2010, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2010. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the February 28, 2010, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended November 30, 2010, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTEGRATION OF CERTAIN ACQUISITIONS COULD RESULT IN OPERATING AND FINANCIAL DIFFICULTIES.

Our growth may depend, in part, on acquisitions. To the extent that we grow through acquisitions, we will face the operational and financial risks that commonly accompany such a strategy. We would also face operational risks, such as failing to assimilate the operations and personnel of the acquired businesses, disrupting their ongoing businesses, increased complexity of our business, and impairing management resources and their relationships with employees and travelers as a result of changes in their ownership and management. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, may divert management time and other resources. Some acquisitions may not be successful and their performance may result in the impairment of their carrying value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 9, 2010, the Company issued 100,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $50,000.

From September 15, 2010 to October 22, 2010, the Company issued 1,790,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $895,000.  Additionally, the Company issued 2,980,000 two year warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.

From September 23, 2010 to November 22, 2010, the Company issued 1,550,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $825,000.  Additionally, the Company issued 2,266,267 three year warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.

All equity security sale proceeds were used to fund normal operating costs.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2010.

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

Dated January 13, 2011
NEXT 1 INTERACTIVE, INC.

/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)