Form 10-K
period 2011-02-28
Next 1 Interactive, Inc.
filed 2011-06-15
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant’s revenue for its most recent fiscal year was $2,543,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2010, based on a closing price of $0.52 was approximately $20,316,400.  As of June 13, 2011, the registrant had 72,014,053 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation was incorporated in the State of Nevada on December 29, 2005, and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. (“EXVG”) was incorporated in the State of Nevada, June 2004.  Extraordinary Vacations USA Inc. (“EVUSA”), EXVG’s wholly-owned subsidiary, is a Delaware corporation, in corporated on June 24, 2002. On October 9, 2008, EXVG agreed to sell 100% of EVUSA to Maximus and consummated a reverse merger with Maximus. Maximus then changed its name to Next 1 Interactive, Inc. (“Next 1” or “Company”).  The transaction is described below.

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, between Andriv Volianuk, a 90.7% stockholder of Maximus, EXVG and EVUSA, Mr. Volianuk sold his 5,000,000 shares of Maximus common stock, representing 100% of his shares, to EXVG for an aggregate purchase price of $200,000. After the sale, Mr. Volianuk did not own any shares of Maximus. EXVG then reissued the 5,000,000 Maximus shares to the management of EXVG in exchange for the cancellation of their preferred and common stock of EXVG under the same terms and conditions as that offered to EXVG shareholders.

Pursuant to a share exchange agreement, dated October 9, 2008, between Maximus, EXVG and EVUSA, EXVG exchanged 100% of its shares in EVUSA (the “EVUSA Shares”) for 13 million shares of common stock of Maximus (the “Share Exchange”), resulting in EXVG becoming the majority shareholder of Maximus. EXVG then proceeded to distribute the 13 million shares of Maximus common stock to the stockholders of EXVG (“EXVG Stockholders”) and the management of EXVG, on a pro rata basis. As a result of these transactions, EVUSA became a wholly-owned subsidiary of Maximus. Maximus then amended its Certificate of Incorporation to change its name to Next 1 and to authorize 200,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. Such transactions are hereafter referred to as the “Acquisition.”

The purpose of the Acquisition was so that Next 1 would become a fully reporting company with the U.S. Securities and Exchange Commission and have our stock quoted on the Over-the-Counter Bulletin Board (the “OTCBB”).

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

On October 29, 2008, Next 1 acquired two companies: Home Preview Channel (“HPC”) and Loop Networks, Inc. (“Loop”), through the issuance of 6.1 million shares and assumption of certain debts.  HPC was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes.  Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for the HPC. This technological solution allowed for large quantities of data content (i.e. home listings, information, and pictures) to be ingested into the system and then be moved over the internet to the cable head-end and be reassembled in TV quality video format, thus providing the Company with a unique solution for cable television and internet interface.  The Company is no longer using the assets of these companies.

On August 17, 2009, we entered into an asset purchase agreement with Televisual Media Works, LLC (“Televisual”), whereby we purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual.

Executive Offices and Telephone Number

Our principal executive offices are located at 2690 Weston Road, Weston, Florida 33331 and our telephone number is (954) 888-9779.

Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off-site hosting facility.

Our Business

We are a media based company focusing on two segments: travel and real estate. This has been made possible through acquisitions, the most notable of which is the acquisition of Resort and Residence TV (“R&R” or the “Network”) in August of 2009. The R&R network was launched on November 6, 2009, into roughly 21 million households with DirecTV and Comcast. The Company has plans to expand R&R’s 24/7 full time lifestyle programming network through multiple platforms including cable, satellite, broadband and web distribution, along with the introduction of interactive and transactional capabilities.  Additionally, the Network has plans to include two distinct video on demand “channels” called R&R Travel on Demand and R&R Homes TV on Demand supported by websites and call centers. This new model will allow consumers their choice of platforms (TV, web, and mobile) to view and transact in both the travel and real estate arenas. The Company believes this new model will provide multiple sources of revenue, mainly from production, interactive applications, advertising, referral/lead generation fees and commissions due to the Company’s existing licenses and expertise in travel and real estate arenas.  During our last difficult transition year, the Company saw an increase in revenues accompanied by significant increases in expenditures to put the model in place. Management believes the Company has reached significant milestones including the launch of the network and that the process should allow the Company to achieve profitability during the next fiscal year.

The R&R Network plans to expand its number of households and deploy both Interactive and Video on Demand capabilities over the next year allowing Next 1’s consumers to both view the network and transact on the device of their choice.  The R&R Network will be supported by Next 1’s digital media relationships and platforms and expertise in the travel and real estate arenas.  The R&R Network has suspended distribution on DirecTV since March 25, 2011, while it attempts to negotiate reduced carriage costs and/or increased advertising and programming commitments.  R&R Network is currently broadcast on Omniverse to approximately 15 million households and is also on broadband.  It is the Company’s intention to add additional broadcast distribution once upfront revenue commitments are made by advertisers to offset the additional costs associated with distribution.

In order to accomplish this goal the Company has and will continue to incur a number of expenditures throughout the balance of the year. New expenditures will include: (1) additional broadcast distribution fees, (2) programming, and (3) outsourcing of key interactive technology solutions to complement our in-house expertise in maximizing the efficiency of the operation. Additionally, management has looked to use its limited financial resources to reconfigure existing operations so they will integrate with R&R.

In management’s view, these expenditures are a key investment to allow the Company to secure a foothold in the new interactive platforms for TV.  The acquisition of the R&R Network as well as the elimination or realignment of non-conforming operations has resulted in both a drop in revenue from traditional operations while at the same time showed a marked increase in operational costs. These steps are deemed to be essential by management, as they should reposition the Company’s travel and real estate programs to capture potentially very significant new revenue from the combination of “on demand” content along with the R&R Network.

The Company’s targeted focus of its TV Network in the travel and real estate industries combined with its On-Demand and interactive services for both television and the Internet puts the Company in position to address advertisers’ evolving need to focus on exploiting video opportunities on multiple platforms with the convergence of Internet, television and mobile. The Company has developed and assembled key assets that allow it to provide media and technology solutions for consumers in the Home and Travel arenas across multiple media platforms. These two verticals (Home and Travel) hold significant appeal to advertisers as they continuously remain in the top five advertising “spend” categories in the North American market.  Management believes the steps it is taking now will create a ‘clear differentiation’ in the cable TV space and provide the Company’s shareholders and its clients with a unique and cutting edge solution to both traditional and non-linear platforms to advertise their products.

Next 1 is a multi-faceted interactive media company whose key focus is around two of the most universal, yet powerful consumer-passion categories - real estate and travel. The Company delivers targeted content via digital platforms including Satellite, Cable, Broadcast, Broadband, Web, Print and Mobile. Its media platforms include a 24/7 full time lifestyle programming TV Network called “R&R TV”, a real estate Video-On-Demand (“VOD”) channel called Home TV on Demand (“Home TV”), a Travel Video-On-Demand (“VOD”) channel called R&R Travel and multiple websites including “RRTV.com”, which features live streaming of its television network over the web.

Next 1 has expended significant capital over the past two years in the creation of its interactive media platforms. The Company is targeting to have all platforms operational by the second quarter of fiscal 2012.  The platforms will allow the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorships.  These media platforms have been designed to address the Advertisers’ and Marketers’ needs to provide compelling content and a delivery system in the emerging convergent landscape of the web, television and mobile platforms.  Additionally, these integrated media platforms provide for the delivery of measurable return on investment to its advertisers, sponsors and business partners.

The most expensive media platforms to roll out have been the television properties. This includes the full-time R&R television programming network and the Home TV real estate channel.  The television properties are the key platforms that differentiate the Company from our competition. The ability to launch a full time TV network that reaches millions of households and a nationwide real estate VOD solution that can be accessed by millions of households on the device of their choice is unusual in the television industry. The price of entry, the programming and advertising needs and the opportunity to enhance the multi platform network with interactive applications and VOD is truly unique.

Additionally, the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. This is a distinct advantage that will provide new revenue streams in addition to the traditional marketing and advertising revenues that are not available to TV networks.  The Company’s executive team has extensive backgrounds in the travel and real estate/property development space and has been augmented by experienced media developers and marketers.

The Company has structured itself to allow it to carefully control its expenses and share costs between its distinct business units. The roll out, promotion and marketing of its various business units and media are inter-related and cross promoted. This allows the Company to control its general and administrative expenses and to leverage the strength of its executive and sales teams for all of its media platforms. Our sales force has been trained to understand the key benefits of all of the Company’s holdings, allowing it to sell advertising, sponsorships, proprietary group travel, affinity programs and services.

Media Division:

1.	R&R TV, Inc.: A full time 24/7 programming network

R&R is the first television network specifically designed to combine targeted lifestyle, travel and real estate programming with state-of-the-art interactive advertising and transactional shopping components. Marketers can reach consumers in ways that were not available a few short years ago. The R&R TV Network roots came from the Home Preview Channel®, which was originally a 24-hour digital cable TV network that was distributed into 1.6 million homes in Houston and Detroit through Comcast.  The Network provided cost effective advertising solutions for local realtors.  Next 1 secured permission from the cable operator to change the programming format and re-brand HPC to the R&R TV Network.  The R&R network was launched on November 6, 2009, with Comcast and DIRECTV bringing it into roughly 21 million households. In March 2011, the Company temporarily suspended broadcast of its channel with DirecTV in favor of a low cost distribution platform with Omniverse reaching approximately 15 million households on cable, low power and broadband platforms such as Roku. R&R has expanded its regular programming to include over 60 independent series of shows that are aired in network programming blocks including:

•	Planet Golf;
•	Outdoor Adventure;
•	Culinary Destinations;
•	Home Style;
•	Travel the World; and
•	Real Estate

Additionally, the Network occasionally has monthly themes where all programming, tips, contests, events, news updates, movies, travel and home opportunities and of course great vacation getaways are tied to the theme and supported by key sponsors. Theme months are designed to target R&R’s two key viewers’ passions - “home” and “travel.” The Network also owns original programming, including the following television series: The Travel Magazine, The Golf Show and Extraordinary Vacations.

The Network will only produce original programming with pre-committed sponsorship dollars that cover both the cost of production and provide the Company with dollars to cover the pro-rata retail value of the airtime associated with the programming.  The Network will also become a marketer of the wholly-owned travel and real estate businesses and will promote the VOD platform, as well as the various specialized web properties.

2.	R&R Interactive television campaigns

Next 1 has been working with advertising and strategic business partners to deliver interactive marketing campaigns over cable and satellite platforms. These interactive campaigns offer unique opportunities for consumers, programmers, marketers and advertisers. An interactive campaign allows a consumer to use their remote control to simply register, receive information, request a phone call or even order products.  To date, the Company has the option of running two types of campaigns, static or dynamic (as outlined below), however, advancements are being implemented by cable and satellite operators that will greatly expand the capabilities of interactive television over the next 12 months.

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

3.	R&R Home TV on Demand – A Video-On-Demand solution for Real Estate

In the real estate space, the Company acquired HPC - the first and only cable real estate listing television network.  The Company, through the acquisition of HPC, recognized the opportunity real estate presented with multiple streams of revenue, from targeting advertising, sponsorships and premium listing ads to the opportunity to actually share in the sales commission from the sale of specific property listing.  To take advantage of this, the Company has secured its real estate broker license and acts as a referral agent, and therefore, is entitled to a percentage of the commission earned by the purchaser’s sales agent.

The original HPC model had severe limitations and after the acquisition, the Company discontinued the traditional real estate model that called for agents to pay for posting listings in favor of a new nationwide VOD model called Home TV.

Home TV is a new “On Demand” channel being beta tested with both Cable and Broadband companies in the second quarter of fiscal 2012. Home TV beta test will allow prospective home buyers in 7 to 15 major U.S. markets, representing over five million homes, to view thousands of in-market real estate listings in conjunction with its real estate partner, RealBiz Media.

Next 1 believes that VOD is an ideal platform for consumers to shop for homes in their local market or across the nation as well as vacation properties in destinations around the world. Interested buyers can use the device of their choice (home TV, computer or mobile smart devices) to browse listings in a video tour format. Then viewers will have their choice of using - interactive or online applications, the latest texting techniques or 800 numbers to put the prospective buyers directly in touch with real estate agents and brokers.  Home TV is another media platform for Next 1 to generate revenue from interstitial advertising, sponsorships, referral fees and commissions consistent with our business model. The real estate industry today seeks brand awareness and the ability to reach new potential buyers.

The future media choice for consumers is an On-Demand video world that is available across multiple platforms - cable/satellite, web, mobile. It is increasingly clear that video is a key element to engagement with consumers.  Today, while consumers still watch their “favorite” TV shows, they are increasingly watched through time shifting or On-Demand. VOD, with its engaging video, user-controlled experience and 24x7 availability, is an ideal platform for potential home buyers to get information on specific properties in the market they seek. Home TV is a natural fit with our strategy of making advertising more engaging and connecting with consumers by making relevant, interactive content available when they want to view it. While today the bandwidth for real estate listings on VOD does not allow for all of the available multiple listings in the U.S. to be placed on the VOD platform, the VOD TV viewer can also be taken to the R&R Home TV On-Demand website to see the national listing database.

Next 1 will also produce Home video showcases on its full time TV Network R&R TV. Like Home TV on Demand, R&R Network will generate revenues from advertising as well as generating leads and customer referrals that it will forward to licensed realtors interested in receiving leads generated from the Network.

On November 3, 2010, Next 1 and RealBiz Media launched a unique real estate marketing platform for real estate companies and professionals called “Connextions.” Next 1 and RealBiz Media have developed a technology platform that is able to create media assets including pictures, virtual tours and videos to automatically syndicate and publish them to the largest real estate websites (Realtor.com, Trulia.com, etc.), social networking sites (Facebook.com, Youtube.com, etc.) and television. Connextions is the only real estate marketing technology platform that is able to combine the power of the Internet and television and provide it in a single automated marketing solution for the real estate professionals.

The Connextions automated service is now available directly to every realtor in the United States via the Internet, and corporate and MLS distribution channels. The Connextions package is initially priced at $35 - $55 per month, including a listing on television.  The current TV video on demand bandwidth allows for up to 300,000 listings per month (roughly 10 percent of available U.S. listings) while broadband and web applications have no limitations as to the number of listings that can be displayed.

The Company is also looking to expand the Connextions platform to include travel as well as real estate. Additional discussions are underway to be able to provide asset syndication on distribution channels such as: Roku, GoogleTV, Time Warner Cable, Verizon Fios, Cablevision, Cox and other IPTV platforms.

Connextions is a one-of-a-kind real estate marketing solution which has been designed to provide substantial revenue from multiple sources including advertising revenue, listing revenue, referral revenue, imaging solutions and direct real estate sales.

The Connextions platform was officially introduced at the National Association of Realtors national conference in New Orleans on November 4, 2010. Plans are underway to beta test the product with key real estate companies in 7 to 15 markets in the United States during the second quarter of fiscal 2012.  Based on a successful beta test, multiple agents, brokers, and corporations are committed to sign up for the service late summer 2011. RealBiz Media, with its relationships with the top U.S. real estate companies, franchisors and broker networks, is now poised to rapidly deploy this new service to its existing clients pending a successful beta test.

RRTV.com Website

The RRTV.com website is designed to guide users through the television programming schedule, highlight the weekly featured series and to allow viewers access to special promotions, travel clubs and contests, sign up for customized e-newsletters as well as taking advantage of great discounts and special offers from R&R marketing partners.  The web properties, while the least expensive to launch, also provide the true platform for “community.” In today’s environment, it is all about hyper-targeting to the customers’ business want and need to reach.  It is the web properties which engage users with personalized transactional options that also allows Next 1 to create databases of specific customers that are of value to marketers connected with the travel and real estate verticals.  The websites all combine features that allow for e-commerce, revenue sharing, database development, sponsorships, rich media and video advertising all enhanced by social communities.  An integral extension of the broadcast television network, RRTV.com offers live streaming of the full-time broadcast feed along with pre-roll video display of advertising messages prior to the viewer watching the programming, rich media banner advertising, custom micro-site and traditional banner advertising.

RRTV.com will be a destination for the TV viewer to go to after watching the TV programs and participate in interactive promotions plus take advantage of specials from featured sponsors that will appear on R&R TV, and the R&R web, mobile and broadband platforms.

•
Broadband - we are live streaming R&R TV’s full time television network on www.RRTV.com. Consumers are able to watch the channel from their home computer, laptop or mobile device no matter where they are. Live streaming on the web serves a dual purpose by both expanding R&R’s viewership reach while at the same time providing R&R TV new revenue sources through its advertising and marketing partners. Not only do advertisers receive increased exposure for their television ads and special offers, but they will also receive additional marketing opportunities through pre-roll advertising and linked banner ads and contextual display ads surrounding the streaming video player.  This allows viewers the option to both watch and immediately transact.

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

4.	OnBoard TV

Next 1 operates OnBoard TV, thereby allowing Next 1 to control and insert all advertising messages for the television network that airs on the major cruise lines. OnBoard TV is broadcast on Carnival, Celebrity, Holland America Cruise Lines, Royal Caribbean Cruise Lines, Chrystal Cruise Lines and Norwegian Cruise Lines. OnBoard TV is sent by satellite to cruise ships around the globe giving passengers access to well-established channels like FOX NEWS, CNBC, BBC, MSNBC, SKY NEWS and SKY SPORTS.  Next 1 anticipates that OnBoard TV will be viewed by approximately 270,000 unique active adults every month.

Real Estate Division:

1.	Next One Realty, Inc.

Next One Realty was established in March 2010 to allow the Company to execute its Home TV on Demand business model.  The Company currently holds realtor licenses in several states through its partnership with RealBiz Media. Since the introduction of the Connextions platform, the Company has worked with numerous brokers and agents throughout the U.S. to set up operating and marketing agreements nationwide.  Key to enacting these agreements will be the success of the beta test for Connextions during Next 1’s second quarter of 2012.

2.	The Home Preview Channel

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement, dated July 15, 2008, with the stockholders of HPC.  HPC was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes. The network had a technology that was developed in conjunction with Loop that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. The Company saw in HPC a significant opportunity to revamp and re-launch the network into a more current format that could include travel and real estate while utilizing the reach to accelerate Web and Mobile properties for the Company. In addition, the Company recognized the opportunity to use the HPC carrier relationships to expand the platform for both Linear and Video on Demand opportunities. From these roots, Next 1 utilized the historic relationships and intellectual knowledge to create a next generation solution – Connextions in combination with its strategic partner RealBiz media.

3.	Loop Networks, Inc.

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement with the members of Loop. Loop is a technology company that owns the Detroit HPC charter agreement. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for HPC. This technological solution was developed over several years at a cost of over $16 million and allowed for large quantities of data content (i.e. home listings, information, pictures) to be ingested into the system and then be moved over the internet to the cable head-end and be reassembled in TV quality video format, thus providing the Company with a unique solution for cable television and internet interface.  The technology behind Loop consists of a proprietary content aggregation network and a five-point content distribution model which consists of Basic TV, VOD, Broadband, Interactive TV, and Wireless - all designed to facilitate live end-user feedback. The entire content distribution model was supported by Loop’s centralized content database.  The source code for the technology was given to a company named Kuvata to allow for continued development and further enhance the operating system in exchange for Kuvata granting a perpetual license to the upgraded solution.  Rather than continuing the development of this technology with Kuvata, Next 1 elected to utilize the historic relationships and intellectual knowledge obtained from Loop and HPC to create a next generation solution – Connextions in combination with its strategic partner RealBiz media.

4.	R&R TV

On August 17, 2009, Next 1 and Televisual closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual, consisting of the following:

(1)	Trade name of the company of Resort & Residence;

(2)	Trademark of Resort & Residence;

(3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net, resortandresidencechannel.tv and resortandresidencechannel.info;

(4)	Licenses and permits necessary for the conduct of the business of the Company;

(5)	Interactive application design; and

(6)	Network promotional video clip.

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

Travel Division:

1.	RRtravel.com (formerly NextTrip.com)

RRtravel.com is an all-purpose travel site that includes 24/7 customer support, relevant social networking, and travel business showcases, with an emphasis on Video and R&R TV Network promotion. The site provides users with a diverse video experience that entertains, informs, and offers utility and savings. The travel information website offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations.  RRtravel.com generates revenues through advertising, travel commission, referral fees, and its affiliate program.  The travel fulfillment and services for the site are handled by Mark Travel.  Mark Travel is the largest wholesaler of travel products in the United States.  RRtravel.com, in conjunction with the R&R TV Network, has created a bundled program that targets travel advertisers, offering them four key elements: (i) television ads (ii) travel video on demand (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons) and (iv) wireless access to the network on smart phones/devices. The Company is continuing to build out a targeted travel network with interactive advertising and transactional shopping components that engage and enable viewers to request information, make reservations and get an in-depth look at products and services all through their device of choice. The Company believes this approach will allow for multiple revenue streams and integrated media platforms that deliver measurable return on investment to its advertisers, sponsors and business partners.

Additionally, “on demand” travel solution allows users to access travel content via digital platforms including Satellite, Cable, Broadcast, Broadband and mobile.  This delivery of travel information, services and entertainment to consumers will help the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorship.  RRtravel.com was originally launched in July of 2008 as Nexttrip.com.  Operation of the site was taken over by Mark Travel in February 2010, and was rebranded as RRtravel.com.  The website is www.RRtravel.com.

2.	Maupintour Extraordinary Vacations

Maupintour Extraordinary Vacations (“Maupintour”) is a luxury tour operator offering escorted and independent tours worldwide to upscale travelers.  The company has operated for over 50 years and has an active alumni that desires luxury vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. Sizes of the tourist groups range from 10 to 25.  The company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru. The company’s peak season for this division is from February to July.  Maupintour’s website is www.Maupintour.com.

3.	Cruise and Vacation Shoppes

Cruise and Vacation Shoppes (“Cruise Shoppes”) is a travel consortia and marketer of cruises worldwide.  The company offers its membership complete marketing solutions, industry expertise, technology solutions and higher commissions then they would receive as an independent agency.  The Cruise Shoppes website is www.CruiseShoppes.com.

The company assets make it a diversified business focused on two very strong vertical consumer-passion categories that are also founded on industries that need to constantly market since they have “perishable” inventory that always needs to be sold or revenue is lost.  The media assets, while generating discrete revenue streams are connected to and leveraged to grow the Company’s non-media based travel businesses. This makes for a sound business which is substantially more marketable through both traditional outlets, earned media and virally through large groups and individuals - friends tell friends using the company’s travel assets to motivate and reward engagement and sales.

4.	Travel Advantage Program

On June 1, 2010, the Company announced the “R&R Advantage Membership Program”.  The program was designed to allow its members access to vacations at wholesale pricing.  This wholesale pricing was achieved by allowing advertisers to trade discounted travel products and services for advertising time on the R&R television network. Key driver behind the advantage program was the ability to allow travel advertisers to purchase time on the R&R TV network using their unsold travel products like hotel rooms, cruises and other vacation services while knowing that R&R had agreed that all travel inventories would only be sold to the advantage program members.  This solution not only provided additional advertising support in a difficult travel environment, but further assured travel advertisers “pricing integrity” as discounted travel products would only be available under the R&R Advantage Membership Program.

This distinctive approach to the program both promotes and protects travel advertisers by creating awareness of their products while restricting the resale of deep discounted travel products to R&R Advantage members only.  Additionally, the approach has created a truly valuable product offering for large groups and corporations.  This R&R Advantage program is an innovative approach to utilize the Networks’ excess advertising time to capture unused travel inventory.  The Company believes the Advantage program could attract larger corporations to do cash buy-in to the R&R program as an incentive program for both company employees and consumers.  In addition to targeting larger group sales, the Company plans to expand the R&R Advantage program to allow for auctioning of unsold travel inventory to its members, at the end of each month.

Web Properties

The websites and mobile applications are anticipated to quickly drive incremental revenues based on the promotion and awareness being driven by the TV platforms.  It is anticipated that these web properties will generate advertising and referral revenue as a result of the integrated sales packages offered by the sales team beginning with the third quarter of fiscal 2012. The primary web properties are:

•	www.nxoi.com;
•	www.RRTV.com;
•	www.rrtravel.com;
•	www.hometvondemand.com;
•	www.Maupintour.com; and
•	www.cruiseshoppes.com.

Our Principal Products and Services and Their Markets

We currently have three operating segments, Media (R&R), Travel (Maupintour & Cruise and Vacation Shoppes-EVUSA) and Real Estate (Next 1 Realty, RealBiz). At our inception, we focused on the travel industry solely through the Internet. We have changed our current business model from a company that generates nearly all of its revenues from its travel divisions to a media company focusing on interactive media advertising platforms utilizing cable and satellite television, the Internet, (including Broadband) and mobile.  The most expensive media platforms to roll out have been the television networks.  This includes the full-time R&R television programming network, the Home TV VOD real estate network and the R&R Travel VOD Network.  These networks are the key platforms that differentiate the Company giving it significant reach into millions households as a linear 24/7 network, supported by broadband and mobile “smart devices”. In the initial stages the largest source of revenue for the Company will come from advertising.  This revenue will increase as the Company expands the number of households for the R&R programming network and Video on Demand platforms.

Additionally, the Company believes it has the potential to see significant revenue growth with advertisers with the planned industry enhancements for interactive television. At present, the Company has designed its media platforms to address the advertisers’ needs to provide compelling content and a delivery system in the emerging convergent landscape of the internet, television and mobile platforms. The network is now in the position to begin to capture advertising revenue from Direct Response long form advertising (infomercials), short form and general advertisers. General advertising provides the highest revenue per 30 second commercial.  As the network is new and unrated, the Company has taken steps to integrate its media platforms in such a way as to allow for the delivery of measurable return on investment to its advertisers, sponsors and business partners.

Additionally, the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. The Company believes this model gives it a distinct advantage and it will see sponsorships, transactional commissions and referral fees grow over time, potentially to the point where they will exceed the advertising revenues that are available to traditional TV networks.

Additional planned distribution to other broadband, satellite and cable networks should dramatically enhance advertising rates the Company can charge. This expansion includes the VOD.  The Network has been working with cable operators to become the first nationwide VOD network for real estate and travel. In addition to growth around its current business model, the network provides the basis for Next 1 to enter the travel and real estate vertical ad sales marketplace online. We believe our network has vast growth potential.

The media assets, while generating distinct advertising revenue streams, also affords the Company the opportunity to leverage the growth of the non-media based travel businesses. This makes for a sound business opportunity to significantly improve the marketing scope of the base travel business through both traditional outlets and its extensive media reach.

Travel revenues are generated by Maupintour, RRTravel.com, Cruise Shoppes and the RR Advantage program.  Our current market is primarily the North American leisure travel industry, though our websites are available in English worldwide.

Maupintour’s revenue is generated from the sale of high end escorted tours and Flexible Independent Travel (FIT) tours. Cruise Shoppes receives revenues from commissions on direct bookings with cruise lines for affiliate travel agent’s and the general public.  RRTravel.Com is a travel website with primary focus centered on vacation packages. The Company currently uses certain of its media assets like clips from its Travel Magazine TV series to promote travel destinations on the RRTravelsite.  We plan to significantly expand the number of travel clips available on the web to both our properties and other Company websites by utilizing much of the content that is being broadcast as part of R&R’s travel destinations programming.

The Company’s target market is the traditional travel sector, which the Company continues to operate as mature businesses.  These businesses continue to serve their existing client bases, and include Maupintour and Cruise Shoppes, RR Advantage and RRTravel.com.  The core travel businesses cater to upscale clientele seeking customized trips. The Company estimates that its target market for Maupintour and Cruise Shoppes represents less than 5% of all U.S. domestic leisure travelers.  We believe that upscale travelers, primarily discerning “Baby Boomers,” seek travel solutions rather than pre-packaged tours, and the Company has made a consistent business of catering to this niche marketplace, rather than compete on the lower end of the market which is now dominated by names like Expedia and Travelocity.  Conversely, the introduction of programs like R&R Advantage target roughly 25% of all U.S. domestic leisure traveler as the products represent substantial savings to the average consumer.

Business Strategy

Near-Term Objectives:

Next 1 is a multi-faceted interactive media company whose key focus is to continue to grow its media interests around two of the most universal, yet powerful consumer passions - real estate and travel. The Company delivers targeted content via digital platforms including satellite, cable, broadcast, broadband, web, print and mobile.  Its media platforms include a 24/7 full time lifestyle programming TV Network called “R&R TV, Inc.” is currently in  roughly 15 million households and the Company would like to expand this to over 40 million  households. The Company is launching exclusive beta test for a nationwide real estate VOD channel starting with 7 test cities, potentially expanding the test to roughly 15 cities next quarter under the “Home TV on Demand” platform.

Additionally, the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These real estate and travel businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. Next 1 has expended significant capital over the past two years in the creation of its interactive media platforms and the launching and roll out of its television networks. The Company is targeting to have all platforms operational by the second quarter of fiscal 2012.

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

Other Competitors include Netflix, DVDs, other VOD advertisers, Internet sellers of travel, and other real estate advertising.

Intellectual Property

On October 29, 2008, the Company consummated the transactions contemplated by a purchase agreement, dated July 15, 2008, with the stockholders of HPC (the “HPC Agreement”). HPC was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes. The network had a technology that was developed in conjunction with Loop that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. Pursuant to the HPC Agreement, the Company issued 677,999 shares of its common stock in exchange for 100% of the issued and outstanding shares of HPC. The total value of the consideration given was approximately $692,000.  The Company acquired assets with a net realizable value of approximately $166,000 and assumed adjusted liabilities of approximately $824,000 resulting in amortizable intangible assets of approximately $1,350,000. The assets acquired consist primarily of broadcast services agreements and developed relationships with cable TV carriers and are being amortized over an estimated useful life of seven years.

On October 29, 2008, the Company consummated the transactions contemplated by a purchase agreement with the members of Loop. Loop is a technology company that owns the Detroit HPC charter agreement.  Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for HPC.  Pursuant to the Loop Agreement, the Company issued 5,345,000 shares of its common stock in exchange for 100% of the issued and outstanding membership interests of Loop. The total value of the consideration given was approximately $5,450,000.  The Company acquired assets with a net realizable value of approximately $5,000 and assumed liabilities of approximately $300,000 resulting in intangible assets of approximately $5,650,000. The assets acquired consist primarily of the exclusive use of technology required to provide video-on-demand and interactive TV capabilities and are being amortized over an estimated useful life of seven years.

On August 17, 2009, Next 1 and Televisual closed on the Agreement, whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual. These assets, in conjunction with the industry contacts of the seller, resulted in the execution of a Broadcast Services Agreement (“BSA”) with a major satellite service provider. The achievement of this relationship in a timely manner was critical to launching R&R TV. The cost of the Resort and Residence TV asset acquisition was $6.88 million of which a $250,000 deposit has been paid. See Note 6 to the consolidated financial statements for discussion of future debt payments.

As of February 28, 2011 the Company recognized non cash impairments of 7,269,829 reducing the carrying values of the intangible assets for the HPC and Loop acquisition to $0 and the R&R TV value was reduced to $2,609,843. This impairment mainly related to the Company suspending distribution on DirectTV in March 2011.

Costs in the amount of $515,000 incurred in the development of our website application and infrastructure were capitalized. Management placed the website into service during the fiscal year ended February 28, 2011, subject to straight-line amortization over a three year period.

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

Closed Captioning and Advertising Restrictions on Children’s Programming

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

Employees

The Company has 20 full-time employees. 15 are located in the headquarter office, 5 are located in various states across the U.S. and 1 in Canada. The headquarters staff is comprised of 4 sales representatives, 2 administrative support staff, a web designer, 2 senior management and the chief executive staff.

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

At February 28, 2011, we had $419,817 cash on hand.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $53,215,394 and a working capital deficit of $13,416,240 at February 28, 2011, net losses for the year ended February 28, 2011 of $23,170,343 and cash used in operations during the year ended February 28, 2011 of $9,613,440. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $500,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of R&R TV including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we will need as much as approximately $1 million to $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from media advertising and e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. In addition, as of February 28, 2011, we had approximately $15 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms.  We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future.  At February 28, 2011, we had $10.2 million of current debt outstanding. If we are unable to achieve operational profitability or not successful in issuing additional promissory notes or securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Our revenue model is new and evolving, and we cannot be certain that it will be successful.  The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations.  Our ability to generate revenues depends, among other things, on our ability to operate our television network and operate our video on demand business and create enough viewership to provide advertisers, sponsors, travelers and home buyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

Our success is dependent upon our senior management team and our ability to hire and retain qualified employees.

We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel. The development of our business and operations is dependent upon the efforts and talents of our executive officers, whose extensive experience and contacts within the industries in which we wish to compete are a critical component of our business strategy.  We cannot assure you that we will be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and administrative personnel.  We do not have “key person” life insurance policies on any of our key personnel.  If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

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

We intend to launch new products, which include a television network and VOD for real estate and travel related products.  The media, travel and real estate sectors are volatile marketplaces and we may not be able to successfully penetrate and develop all or either of them.  We cannot assure you that we will be able to maintain the airwave space necessary to carry a new television network.  We will be successful only if consumers establish a loyalty to our network and purchase the products and services advertised on the network.  We will have no control over consumer reaction to our network or product offerings.  If we are not successful in building a strong and loyal consumer following, we may not be able to generate sufficient revenues to achieve profitability.

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

We intend to purchase and/or license archived video and travel collection libraries to fulfill the programming needs of the Network.  The acquisition or licensure of these assets is critical to accomplishing our business plan.  We cannot assure that we will be successful in obtaining these assets or that if we do acquire them, that we will be able to do so at a reasonable cost.  Our failure to purchase and/or license these libraries at a reasonable cost would have a material adverse effect on our business, results of operations and financial condition.

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

•
develop and improve financial and disclosure processes to satisfy the reporting requirements of the SEC, including Section 404 of the Sarbanes-Oxley Act of 2002, and the Financial Industry Regulatory Authority.

The failure to adequately manage any growth would adversely affect our business operations and financial results.

Mr. Kerby owns approximately 47% of our voting securities which gives him significant influence with of Our Company.

Mr. Kerby owns 2,922,503 shares of common stock and 583,243 shares of Series A Preferred Stock, each of which having the voting equivalency of 100 votes per Series A preferred Stock. This gives him voting rights equivalent to 61,246,803 shares of common stock, representing approximately 47% of the total votes.  Such influence by Mr. Kerby of our voting securities gives him significant influence in electing our directors and appointing management and can delay or prevent possible mergers or deals and suppress the market value of our common stock.

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

Although our common stock is quoted on the OTCBB, the trading market in our common stock has substantially less liquidity than the trading in stock on other markets or stock of other companies quoted on the OTCBB.  A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  In the event an active market does not develop, you may be unable to sell your shares of common stock at or above the price you paid for them or at any price.

Existing stockholders may suffer substantial dilution with future issuances of our common stock.

We anticipate issuing a substantial amount of common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements. In addition, we have convertible debt and approximately 35,149,362 outstanding warrants.  Also, there are currently 583,243 shares of the Company’s Series A Preferred Stock, which are convertible into shares of common stock at a rate of 2:1. Any grants or sales of additional shares of our common stock, or exercise of our convertible instruments will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock.

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

We have never paid cash dividends and do not anticipate paying any in the foreseeable future.

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

Currently our common stock is a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with “low-priced” securities from being established with respect to our securities.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bednar Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ending February 28, 2011 was $169,814. The Company currently does not own any real property.

Item 3.  Legal Proceedings

On August 17, 2009, the Company and Televisual closed on the Agreement whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV (“RRTV”), a wholly owned subsidiary of Televisual. The primary purpose of the Agreement was the acquisition of rights to a broadcast service agreement with a satellite television carrier. However, in conjunction with the acquisition of the assets, the Agreement stipulated that the sellers were to provide certain additional services to the Company as defined in an Advertising Sales Representation Agreement, an Affiliate Sales Representative Agreement and an Interactive Service Agreement among other agreements.

On May 28, 2010, the Company entered into a settlement agreement (the “Settlement Agreement”) by and among the Company and Televisual, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado (individually and collectively “TVMW,” and together with the Company, the “Parties”), in order to resolve certain disputed claims regarding the service agreements referred to above. The final settlement agreement stipulates that the settlement shall not be construed as an admission or denial of liability by any Party hereto.

Pursuant to the terms of the Settlement Agreement, (i) all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the Agreement and Commercial Agreements are foreclosed and have no further force or effect; (ii) the Company shall retain all property transferred pursuant to the Agreement; (iii) TVMW shall retain all compensation paid for by the Company; (iv) the Company shall issue TVMW 1,750,000 shares of its common stock, par value $0.00001 per share; (v) the Company shall pay to Televisual one hundred thousand dollars ($100,000); and (vi) the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock.

The following table illustrates the calculation of the gain recognized:

	Payments Due	Imputed Interest	Principal Balance

Total debt	$8,000,000	$1,118,341	$6,881,659

Less: deposit paid			(250,000)

Remaining debt settled			6,631,659

Less:

Value of shares issued			(927,500)

Cash payments to be made			(957,550)

Initial payment			(42,500)

Add: accrued interest			199,318

Gain on forgiveness of debt			$4,903,427

Accrued interest represents interest accrued through February 28, 2010 on total debt.

The common stock was valued at $0.53 per share which was the market value of the stock on the date the shares were issued, June 15, 2010, resulting in total consideration of $927,500. The Company issued 1,750,000 shares on June 15, 2010. Per the agreement, $57,500 of the $100,000 cash payment was applied to a payable due to Televisual and the remainder was applied to satisfy the terms of the settlement agreement.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol “NXOI.OB.” Our fiscal year end is February 28.  The following table sets forth the high and low trade information for our common stock for each quarter since of the past two (2) fiscal years as follows:

Period	High Price	Low Price

Fiscal Year Ended February 28, 2010
First Quarter	$3.20	$1.15
Second Quarter	$2.30	$1.46
Third Quarter	$2.07	$0.75
Fourth Quarter	$1.06	$0.56

Fiscal Year Ended February 28, 2011
First Quarter	$1.10	$0.51
Second Quarter	$1.01	$0.41
Third Quarter	$0.67	$0.40
Fourth Quarter	$0.45	$0.10

Common Stock

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock, par value $0.00001 per share. As of June 13, 2011, there are 72,014,053 shares of common stock issued and outstanding.

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

Series A Preferred Stock

On October 14, 2008, the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada therein establishing out of the our “blank check” Preferred Stock, par value of $0.00001 per share, a series designated as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). On October 22, 2009, the Company filed an Amended and Restated Certificate of Designations of Series A 10% Cumulative Preferred Stock of Next One Interactive, Inc., a Nevada Corporation, pursuant to NRS 78.1955. The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The Company has 663,243 and 579,763 shares issued and outstanding as of February 28, 2011 and 2010, respectively.

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

On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer, in recognition of outstanding loans, personal assets pledged and personal guarantees provided by the executive, all deemed essential in allowing the Company to continue operating. On May 10, 2010, an additional 78,480 shares of Series A Preferred Stock was issued to Mr. Kerby as settlement for accrued dividends. On August 31, 2009, we issued 75,000 shares of Series A Preferred Stock to Anthony Byron, the Company’s Chief Operating Office, in recognition of deferred compensation. On May 10, 2010, an additional 5,000 shares of Series A Preferred Stock was issued to Mr. Byron as settlement for accrued dividends.

On April 8, 2011, Mr. Byron converted 80,000 shares of Series A Preferred Stock and unpaid accrued dividends of $7,320 into 436,600 shares of Common Stock.

Mr. Kerby also owns 3,000,003 shares of common stock, which together with his Series A Preferred Stock, gives him the right to a vote equivalent to 61,324,303 shares of common stock, representing 47% of the total votes.

Series B Preferred Stock

The Company has authorized 3,000,000 shares of Series B 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series B Preferred Stock”). The holders of record of shares of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (100) votes for each share of Series B Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares into Common Stock at a conversion formula of the greater of (i.e. whichever formula yields the greater number of shares of Common Stock upon conversion): (1) twelve and one-half (12.5) shares of Common Stock for each share of Series B Preferred Stock converted  or (2) the number of shares of Series B Preferred Stock being converted multiplied by a fraction, the numerator of which is $1.00 and the denominator of which is 80% of the lower of (a) the lowest price at which the Company issued a share of Common Stock on or after January 1, 2006 up to the date of such conversion or (b) the lowest market price of a share of Common Stock up to the date of such conversion.

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

There were no Series B Preferred shares issued and outstanding at February 28, 2011 and 2010, respectively.

Series C Preferred Stock

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to NO votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at February 28, 2011 and 2010, respectively.

Options, Warrants and Convertible Securities

As of June 10, 2011, there are no issued and outstanding options. We have approximately 61,471,727 outstanding warrants. We also have convertible debt outstanding in the amount of $300,000, convertible in to units of one common share and one or two warrants for each $1 of debt. There are currently 663,243 shares of the Company’s Series A Preferred Stock which are convertible into shares of common stock at a rate of 2:1.

Recent Sales of Unregistered Securities

During the fiscal year ended February 28, 2011, the Company issued 3,900,000 shares of its common stock that were not previously reported in a current report on Form 8-K or a periodic report on Form 10-Q.

During the fiscal year ended February 28, 2011, the Company issued 6,264,900 warrants to purchase shares of its common stock that were not previously reported in a current report on Form 8-K or a periodic report on Form 10-Q.

(b) Holders

As of June 13, 2011, we had approximately 600 holders of record of our common stock, and 1 holder of our preferred stock.

(c) Dividends

The Series A Preferred Stock is entitled to receive cash dividends out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on any other class of Preferred Stock or Common Stock at an annual rate of 10% of the $1.00 liquidation value preference per share. Such dividends shall be cumulative and shall be payable on the first day of April, July, October and January. To date, we have not paid any cash dividends and dividends payable on the Series A Preferred Stock were converted on May 10, 2010 to additional shares of Series A Preferred Stock.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this Annual Report. See “Risk Factors.”

Unless stated otherwise, the words “we,” “us,” “our,” “the Company,” “Next 1 Interactive, Inc.,” or “Next 1” in this Annual Report collectively refers to the Company.

Recent Acquisitions

Resort and Residence TV

On August 17, 2009, the Company and Televisual closed on the Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual, consisting of the following:

(1)	Trade name of the company of Resort & Residence;

(2)	Trademark of Resort & Residence;

(3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net; resortandresidencechannel.tv and resortandresidencechannel.info;

(4)	Interactive application design;

(5)	Interactive application design;

(6)	Network promotional video clip.

The previously listed intangibles, in conjunction with the industry contacts of the seller, resulted in the execution of a BSA with a major satellite service provider. The achievement of this relationship in a timely manner was critical to launching R&R TV.

The cost of the R&R TV acquisition is $6.88 million, of which a $250,000 deposit has been paid. See Note 6 to the consolidated financial statements for discussion of future debt payments.

The acquired assets are amortized over their contractual life or estimated useful life. Amortization of those assets has begun during the third quarter of this fiscal year.

Pursuant to the Agreement, the Company made a $250,000 initial payment for the assets of Resort and Residence TV, $175,000 of which was paid at closing and the remaining $75,000 paid October, 2009. In addition, the Company is required to pay to Televisual $500,000 on the first anniversary of the closing and $750,000 plus interest accrued at 8% annually on the second anniversary of the closing. The Company also issued a $3,000,000 zero coupon debenture (the “Debenture”) to Televisual payable on June 9, 2012. The Debenture bears interest at 5% per annum payable in full upon maturity. The Debenture also entitles Televisual to receive 20% of all profits earned from the Resort and Residence TV assets through maturity, with such proceeds being used towards the retirement of the Debenture.

In connection with the Agreement, Televisual also receives $3,500,000 of Secured Series Convertible Preferred Stock (the “Preferred Stock”) of the Company which collateralizes the final loan payment of $3,500,000 due June 9, 2019. Accordingly, the Preferred Stock is classified as a long-term liability on the balance sheet and has a mandatory redemption date of June 9, 2019. Televisual has the right to convert the Preferred Stock into 3.5 million common shares should the network reach a minimum of 17 million households during the term of the Preferred Stock. The Company has the right to redeem or force conversion of the Preferred Stock after the first year of operation of the network.  Should the Company fail to repay the $3,500,000 loan on June 9, 2019, interest thereafter will be fixed at 1% per year until such time as the loan is repaid or the Preferred shares are converted. The Preferred Stock is secured by all of the assets of Resort and Residence TV.

On May 28, 2010, the Company entered into the Settlement Agreement by and among the Company and Televisual, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado (individually and collectively “TVMW,” and together with the Company, the “Parties”), in order to resolve certain disputed claims regarding the service agreements referred to above. The final settlement agreement stipulates that the settlement shall not be construed as an admission or denial of liability by any Party hereto.

Pursuant to the terms of the Settlement Agreement, (i) all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the Agreement and Commercial Agreements are foreclosed and have no further force or effect; (ii) the Company shall retain all property transferred pursuant to the Agreement; (iii) TVMW shall retain all compensation paid for by the Company; (iv) the Company shall issue TVMW 1,750,000 shares of its common stock, par value $0.00001 per share; (v) the Company shall pay to Televisual one hundred thousand dollars ($100,000); and (vi) the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock.
The following table illustrates the calculation of the gain recognized:

	Payments Due	Imputed Interest	Principal Balance
Total debt	$8,000,000	$1,118,341	$6,881,659

Less: deposit paid			(250,000)

Remaining debt settled			6,631,659

Less:

Value of shares issued			(927,500)

Cash payments to be made			(957,550)

Initial payment			(42,500)

Add: accrued interest			199,318

Gain on forgiveness of debt			$4,903,427

Accrued interest represents interest accrued through February 28, 2010 on total debt.

The common stock was valued at $0.53 per share which was the market value of the stock on the date the shares were issued, June 15, 2010, resulting in total consideration of $927,500. The Company issued 1,750,000 shares on June 15, 2010. Per the agreement, $57,500 of the $100,000 cash payment was applied to a payable due to Televisual and the remainder was applied to satisfy the terms of the settlement agreement.

As of February 28, 2011, the Company has not issued the Secured Series Convertible Preferred Stock.

HPC

On October 29, 2008, we purchased an aggregate of approximately 115,114 shares of HPC, which represented 100% of the issued and outstanding shares of common stock of HPC, in exchange for an aggregate of 677,999 of our shares of the Company’s common stock. All of the assets were included in the sale, free of clear of any and all liens, encumbrances, charges, securities interests and claims of others.

Loop Networks, LLC

On October 29, 2008, we purchased 102,179 membership interests from the Loop, representing 100% of the issued and outstanding membership interests of Loop, in exchange for an aggregate of 5,345,000 shares of our common stock. Loop is a technology company for TV and Internet interface.

Brands on Demand

On April 11, 2008, we acquired Brands on Demand (“BOD”), a media company engaged in interactive media sales, pursuant to a Stock Purchase Agreement between EVUSA and James Bradford Heureux, representing all of the shareholders of BOD. Pursuant to the agreement, EVUSA acquired 50,000 shares of common stock of BOD, representing 100% off the issued and standing shares of BOD, for an aggregate purchase price of $140,000 by way of a payment of $70,000 and 50,000,000 shares of EXVG common stock (which was held by the Company pending certain fulfillment and earn out conditions being achieved). EVUSA paid Mr. Heureux $70,000 of the $140,000 purchase price and issued 50,000,000 shares of EVUSA in trust for 100% of his shares (20,000 shares representing 40% of the issued and outstanding shares of BOD). EVUSA paid the other stockholders of BOD $70,000 for 100% of their shares of BOD which represented 60% of the total issued and outstanding stock of BOD (30,000 shares).  As a part of the stock purchase agreement we entered into an employment agreement with Mr. Heureux pursuant to which Mr. Heureux served as the Chief Marketing Officer of the Company and as a Director of the Board of Directors. On January 15, 2009, the employment agreement was terminated and all common stock issued under the agreement was cancelled and returned to treasury.  Mr. Heureux is no longer employed by Company nor is he a director of Next 1 Interactive, Inc.

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

The Company’s success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company’s operating results.

Moreover, management intends to continue to implement “best practices” and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company’s existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Travel Industry Trends

Our current revenue is primarily derived from customers accessing our travel websites: NextTrip.com, Maupintour and Cruise Shoppes. According to PhoCusWright, 2007 is the first year in which more than half of all travel in the U.S. was purchased online. The remainder of travel in the U.S. was booked through traditional offline channels. Suppliers, including airlines, hotels and car rental companies, have continued to focus their efforts on direct sale of their products through their own websites, further promoting the migration of customers to online booking. In the current environment, suppliers’ websites are believed to be taking market share domestically from both online travel companies (“OTCs”) and traditional offline travel companies.

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

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company’s cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. The sale of additional equity could result in additional dilution to the Company’s shareholders. A portion of the Company’s cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2011 Compared to the Fiscal Year Ended February 28, 2010

Revenues. Our total revenues increased 93% to $2,543,000 for the fiscal year ended February 28, 2011, compared to $1,320,225 for the fiscal year ended February 28, 2010, an increase of $1,222,775. In addition to the general increase in travel related revenue due to enhances sales efforts, the increase in television advertising is due to enhanced programming and distribution of the R&R television network.

Revenues from the travel segment increased 41% to $1,023,366 for the fiscal year ended February 28, 2011, compared to $724,734 for the fiscal year ended February 28, 2010, an increase of $298,632. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. Although the Company directed virtually all of its limited resources to launching the R&R TV network, traditional travel business revenue continued to improve from enhanced sales efforts.

Revenues from advertising increased 155% to $1,519,634 for the fiscal year ended February 28, 2011, compared to $595,491 for the fiscal year ended February 28, 2010, an increase of $924,143. Advertising revenue is generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received increased primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.

Cost of revenues. Cost of revenues increased 188% to $9,964,619 for fiscal year ended February 28, 2011, compared to $3,456,658 for the fiscal year ended February 28, 2010, an increase of $6,507,961. The costs associated with higher travel revenue in fiscal 2010 were replaced and increased in fiscal 2011 by costs, primarily significant broadcast carriage fees and production, directly associated with the launch of the R&R TV network.

Operating expenses. Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 43% from $8,955,569 for the fiscal year ended February 28, 2010 to $12,788,514 for the fiscal year ended February 28, 2011, an increase of $3,832,945. The increase was due primarily to an increase in amortization of intangibles of $531,191, finance and consulting fees incurred in raising capital of $1,311,087, payroll and benefits of $41,576, legal and accounting fees of $131,391 and consulting fees of $640,990. Various other operating expenses account for the remaining difference of $1,176,710.

Other expenses.  Interest expense decreased 14% to $553,893 for fiscal year ended February 28, 2011, compared to $642,164 for fiscal year ended February 28, 2010, a decrease of $88,271 due primarily to the interest reduced due to the forgiveness of debt of $6,631,659 relating to the acquisition of Resort and Residence TV.  Loss on disposal of fixed assets was $-0- for the fiscal year ended February 28, 2011, compared to $128,704 for fiscal year ended February 28, 2010 due to the write off of leased equipment which is no longer used and abandoned furniture and software acquired with the acquisition of the HPC. For the fiscal year ended February 28, 2011, the company recorded a loss on impairment of intangible assets of $7,269,830 by partially reducing the value of its intangible asset for the R&R TV network and fully reducing the value of its intangible asset for its HPC and Loop acquisitions.

Net Loss. We had a net loss of $23,170,343 for the fiscal year ended February 28, 2011 compared to a net loss of $11,864,232 for the fiscal year ended February 28, 2010. The increase from 2010 to 2011 was primarily due to the cost incurred to launch and operate a television network as well as the amortization and loss on impairment of significant intangible assets and equity issued in raising capital.  See following discussions on cost of revenues and operating expenses and the notes to the consolidated financial statements included in this Annual Report.

Assets. Our total assets were $4,544,825 at February 28, 2011 compared to $15,405,745 at February 28, 2010. The decrease from 2010 to 2011 was primarily due to a decrease in amortizable intangible assets from $12,442,985 to $3,175,506, net of amortization, resulting from recording an impairment in the amount of $7,269,830 for RRTV, HPC and Loop assets.

Liabilities. Our total liabilities were $14,810,964 at February 28, 2011 compared to $11,597,412 at February 28, 2010.

The increase from 2010 to 2011 was primarily due to a decrease in Notes Payable from $7,378,432 for the fiscal year ended February 28, 2010 to $1,274,384 for the fiscal year ended February 28, 2011. This decrease of $6,104,048, is due primarily to the forgiveness of debt involving the Settlement Agreement on May 28, 2010.

Contributing to the increase in liabilities was an increase in Related Party Notes Payable from $1,900,710 for the fiscal year ended February 28, 2010 to $6,927,870 for the fiscal year ended February 28, 2011. This increase of $5,027,160 is due primarily to proceeds received from various related party shareholders, through various promissory notes, payments against the outstanding principal balances of the promissory notes and through conversion of these promissory notes to equity.

There was an increase in convertible promissory notes from $-0- for the fiscal year ended February 28, 2010 to $650,863 for the fiscal year ended February 28, 2011.  This increase of $650,683 is due primarily to proceeds received from various related party shareholders and non-related party individuals, through various convertible promissory notes.

An increase in shareholder loans and related party advances (“bridge loans”) from $-0- for the fiscal year ended February 28, 2010 to $1,299,393 for the fiscal year ended February 28, 2011. This increase of $1,299,393 is due primarily to proceeds received as bridge loans from shareholders and related parties and payments to third party vendors made by related party shareholders for the benefit of Next One Interactive, Inc.

Accounts payable and accrued expenses increased from $1,429,591 for the fiscal year ended February 28, 2010 to $2,884,838 for the fiscal year ended February 28, 2011. The increase was due primarily to increased accrued interest of $26,182, increase in accrued expenses of $85,355, and increased accounts payable of $1,426,581 offset by a reduction in Deferred Salaries of $82,871.

Other Current Liabilities increased from $817,199 for the fiscal year ended February 28, 2010 to $1,023,476 for the fiscal year ended February 28, 2011.  The increase was due primarily to increases in customer deposits of $11,972 for tours to be taken in the future, decreases in contingent liabilities of $185,636, increase in deferred revenue of $85,940 and an increase in barter-deferred revenue in the amount of $294,000.

Total Stockholders’ (Deficit) Equity. Our stockholders’ deficit was $10,266,139 at February 28, 2011, compared to stockholders' equity of $3,808,333 at February 28, 2010.

Contractual Obligations. The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2012	FY2013	FY 2014	Totals
Carriage Fees	$1,200,550	$411,600	$369,600	$1,981,750
Consulting	223,000	-	-	223,000
Leases	225,540	219,107	180,288	624,935
Other	177,600	3,000	-	180,600

Totals	$1,826,690	$633,707	$549,888	$3,010,285

Liquidity and Capital Resources; Going Concern

At February 28, 2011, the Company had $419,817 cash on-hand, an increase of $207,912 from $211,905 at the start of fiscal 2010. The increase in cash was due primarily to cash provided by debt and equity financing.

Net cash used by operations was $9,613,440 for the year ended February 28, 2011, an increase of $3,941,156 from $5,672,284 used during fiscal 2010. This increase was due to costs, primarily carriage fees, incurred to launch and operate a television network, plus an impairment of intangible assets and offset of a gain on legal settlement.

Net cash used in investing activities increased $72,446 to $322,446 for the year ended February 28, 2011 compared to $250,000 for fiscal 2010. Investments in web site development in the prior year were greater than deposit payments on acquisitions and additional security deposits made in the current year.

Net cash provided by financing activities increased $4,028,409 to $10,143,798, for the year ended February 28, 2011, compared to $6,115,389.  This increase was primarily due to the net increase of $4,009,174 from related party and shareholder loans, increase of $130,377 in net proceeds from loans payable and a decrease in the sale of equity investments in the amount of $111,142.

The R&R network was launched on November 6, 2009 with Comcast and DIRECTV bringing it into roughly 21 million households. In March 2010 the Company announced a further expansion to 28 million homes with Capital Broadcasting Corporation. While we expected this market penetration to generate a substantial increase in operating, marketing, promotion and other expenses, we also expected that our revenues will ultimately increase sufficiently enough to cover these increases. Although carriage fees, our largest operating cost, begin immediately, brand recognition, which will result in greater revenues, takes time to develop. Accordingly, we believe that our results of operations in fiscal 2012 will not begin to improve until the fourth quarter until we improve distribution which will drive revenue improvement.

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

The Company will need to raise substantial additional capital to support the on-going operation and increased market penetration of R&RTV including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business.  We believe that in the aggregate, we will need approximately $1 million to $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations under carriage/distribution agreements, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from media advertising, sponsorships, e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs.  There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

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

Currently, revenues provide approximately 10% of the company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $500,000. With the successful launch of the television network in November, 2009, virtually all of the associated expenses began immediately. However, it will take several months to drive viewers to the network which will subsequently improve visibility and increase our advertising client base and advertising and sponsorship rates. We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability by the fourth quarter of fiscal 2012.

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

During the year ended February 28, 2011 and 2010, the Company identified and recognized impaired losses of $7,269,830 and $129,000, respectively, on long-lived assets.

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

Management placed the website into service during the fiscal year ended February 28, 2011, subject to straight-line amortization over a three year period.

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the years ended February 28, 2011 and 2010 was $2,201,973 and $1,670,784, respectively.   Additionally, an impairment loss in the amount of $7,269,830 has been recognized for the year ended February 28, 2011.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis.  Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification.  The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital.  Debt discount is amortized to interest expense over the life of the debt.

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

Barter

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

Barter revenue of approximately $323,000 and $0 has been recognized for the year ended February 28, 2011 and 2010 respectively, and barter expenses of approximately $359,000 and $0 has been recognized for the year ended February 28, 2011 and 2010 respectively.

Travel

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

Advertising

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2011 and February 28, 2010 was $439,573 and $71,260, respectively.

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the consolidated financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, the Company considers tax regulations of the jurisdictions in which the Company operates, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

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

Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s consolidated financial statements.
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

Recent Accounting Pronouncements

In August 2010, FASB issued ASU 2010-22 “Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update)”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s results of operations or financial statements.

In August 2010, FASB issued ASU 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s results of operations or financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-40 which appear at the end of this annual report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 17, 2010, the Board of Directors of Next 1 accepted the resignation of Kramer Weisman and Associates, LLP, Certified Public Accountants, Davie, Florida (“Kramer Weisman”), as the Company’s independent registered public accounting firm. The reports of Kramer Weisman on the Company’s financial statements as of and for the years ended February 28, 2010 and February 28, 2009, contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. Except for that modification, the reports did not contain any adverse opinion or disclaimer of opinion nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principle.

During the recent fiscal years ending February 28, 2010 and February 28, 2009 and the subsequent period through December 17, 2010, there have been no (i) disagreements with Kramer Weisman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Kramer Weisman’s satisfaction, would have caused Kramer Weisman to make reference to the subject matter of the disagreement(s) in connection with its reports; or (ii) “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Kramer Weisman with a copy of the above disclosures and requested that Kramer Weisman furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statement. A copy of Kramer Weisman’s letter, dated December 27, 2010 is filed with the SEC on Form 8-K/A.

On December 17, 2010, the Board of Directors of the Company approved the engagement of Sherb & Co., LLP, Certified Public Accountants, Boca Raton, Florida (“Sherb”), as the Company’s new independent registered public accounting firm.

During the recent fiscal years ending February 28, 2010 and February 28, 2009, and the subsequent interim period prior to the engagement of Sherb, the Company has not consulted Sherb regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of February 28, 2011.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of February 28, 2011, management assessed the effectiveness of our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2011 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2011:

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at June 13, 2011.  The terms of all of the directors, as identified below, will run until their successors are elected and qualified.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

William Kerby	54	Chief Executive Officer and Chairman	2008
Adam Friedman	46	Chief Financial Officer	2010
Warren Kettlewell	65	Director	2011
Pat LaVecchia	44	Director	2011

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman:

William Kerby, age 54 is the founder of Next 1, Interactive, Inc.  From 2008 to present, he has been the architect of the Next One model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded  Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia.

Adam Friedman - Chief Financial Officer:

On August 16, 2010, the board of directors of the Company appointed Adam Friedman, age 46, to the position of Chief Financial Officer of the Company. Under the terms of his three-year employment agreement expiring on August 15, 2013, Mr. Friedman has agreed to devote all of his time, attention, and ability to the business of the Company. From February 2006 to July 2010, Mr. Friedman previously served as Chief Financial Officer, Corporate Secretary, and Controller for MDwerks, Inc. (“MDwerks”) where his responsibilities included overseeing the company’s finances, human resources department, U.S. Securities & Exchange Commission compliance, and Sarbanes-Oxley compliance. Prior to joining MDwerks, Mr. Friedman served as the Vice President of Finance for CSA Marketing, Inc. from March 2005 to February 2006. For the eleven years prior to March 2005, Mr. Friedman served as the Business Manager/Controller and Director of Financial Planning at the GE/NBC/Telemundo Group, Inc. Mr. Friedman also worked as a Senior Financial Analyst for Knight-Ridder, Inc and as an Audit Senior Accountant for KPMG Peat Marwick. Mr. Friedman received his MBA from St. Thomas University and his BSM from Tulane University.

Warren Kettlewell– Director

On January 12, 2011, the board of directors appointed Warren Kettlewell, age 65, to the board of directors of the Company. A description of Mr. Kettlewell’s relevant business experience is detailed below. Prior to joining the Company’s board of directors, Mr. Kettlewell was an active investor of the Company for the prior five years. Mr. Kettlewell is currently the President and Chief Executive Officer of Cardar Investments Limited, a privately owned investment company involved in real estate development (“Cardar”). Mr. Kettlewell has held these respective positions at Cardar since founding the company in 1983. Additionally, since 1990, Mr. Kettlewell has been active shareholder in and advisor to Cango Petroleum, Inc., a company in the business of owning and operating independent retail gas stations in Canada. The Company believes that the addition of Mr. Kettlewell to the board of directors will enhance the board with his business and real estate industry experience.

Pat LaVecchia – Director

On April 15, 2011, the board of directors appointed Pat LaVecchia, age 44, to the board of directors of the Company.  A description of Mr. LaVecchia’s relevant business experience is detailed below.  Mr. LaVecchia has been a founding principal and Managing Partner of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry.  Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions.  Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007).  Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning.  Mr. LaVecchia also currently serves as co-chairman of Premiere Opportunities Group, Inc. (PPBL, OTC), vice chairman of InfuSystem Holdings (INFU, NYSE Amex) and managing partner of Sulla Global Partners.  Mr. LaVecchia also sits on several advisory boards and non-profit boards.

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

Information Concerning Non-Director Executive Officers

We currently have one executive officer serving who is a non-director. Adam Friedman our Chief Financial Officer and Corporate Secretary is not a member of our Board of Directors.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended February 28, 2011, were timely, with the exception of those instances listed below:

•
Mark Wilton, a member of the Board of Directors inadvertently failed to timely file a Form 4 for the purchase of 225,700 shares of our Common Stock for the period ending February 28, 2011.  Mr. Wilton reported these transactions on a Form 5 filed on April 15, 2010.

Item 11.  Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal years ended February 28, 2011 and February 28, 2010

Name and principal position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William Kerby	2011	300,000	0	0	0	0	0	14,400	314,400
CEO and Chairman of the Board (1)	2010	300,000	0	0	0	0	0	14,400	314,400

Adam Friedman	2011	68,750	0	0	0	0	0	0	68,750
CFO (2)	2010	0	0	0	0	0	0	0	0

Warren Kettlewell	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	0	0	0	0	0	0

Pat LaVecchia	2011	0	0	0	0	0	0	0	0
Director	2010	0	0	0	0	0	0	0	0

James Whyte	2011	0	0	0	0	0	0	0	0
Former Chairman of the Board	2010	0	0	0	0	0	0	0	0

Richard Sokolowski	2011	77,000	0	0	0	0	0	0	77,000
Former CFO (3)	2010	101,000	0	0	0	0	0	0	101,000

Anthony Byron	2011	161,500	0	0	0	0	0	0	240,000
Former COO and Director (4)	2010	240,000	0	0	0	0	0	0	240,000

Paavo Salmi	2011	125,000	0	0	0	0	0	0	125,000
Former President (5)	2010	0	0	0	0	0	0	0	0

Mark A. Wilton	2011	0	0	0	0	0	0	0	0
Former Director	2010	0	0	0	0	0	0	0	0

William La Macchia	2011	0	0	0	0	0	0	0	0
Former Director	2010	0	0	0	0	0	0	0	0

(1)	Bill Kerby receives an annual base salary of $300,000 of which $90,000 was deferred in 2011 and 2010. He also receives an auto allowance in the amount of $1,200 per month, as additional compensation

(2)	On August 16, 2010, the board of directors of the Company appointed Adam Friedman to the position of Chief Financial Officer of the Company. Mr. Friedman’s annual base salary is $150,000

(3)
Richard Sokolowski was appointed as the Company’s Chief Financial Officer and Principal Financial Officer effective July 6, 2009.  Mr. Sokolowski’s annual base salary was $150,000. On August 13, 2010, Richard Sokolowski resigned from his position as the Chief Financial Officer of Next 1 Interactive, Inc.

(4)
Anthony Byron received an annual base salary of $240,000 of which $48,000 was deferred in 2011 and $90,000 was deferred in 2010.  On December 30, 2010, Anthony Byron resigned from his position as Chief Operating Officer of Next 1 Interactive, Inc.

(5)
On August 16, 2010, the board of directors of the Company appointed Paavo Salmi to the position of President of the Company.  Mr. Salmi’s base salary was $150,000. On January 15, 2011, Mr. Salmi resigned from his position with Next 1 Interactive, Inc.

Outstanding Equity Awards at Fiscal Year-End

The shareholders approved the Next 1 Interactive, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting on October 28, 2009.  Under the 2009 Plan, 4,500,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. Utilizing a variety of equity compensation instruments, we plan to use the 4,500,000 shares under the 2009 Plan to:

(1)	Attract and retain key employees and directors, including key Next 1 executives, and

(2)	Provide an incentive for them to assist Next 1 to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.

As of February 28, 2011, the Company has not granted any equity awards from this plan to its employees.

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

Adam Friedman has an employment agreement, dated August 16, 2010, with the Company. Mr. Friedman is employed as the Chief Financial Officer of the Company. Under the terms of his three-year employment agreement expiring on August 15, 2013, Mr. Friedman has agreed to devote all of his time, attention, and ability to the business of the Company. The employment agreement provides that Mr. Friedman will receive a base salary for such services at an annual rate of One Hundred and Fifty Thousand Dollars ($150,000) and he will be eligible for cash bonuses at the discretion of the board of directors. Mr. Friedman is entitled to participate in our 2009 Long-Term Incentive Plan and receive other Company-paid employee benefits.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)

Common Stock	William Kerby	3,000,003	(2)	4.2%
Series A Preferred Stock	CEO & Chairman	583,243	(3)	100.0%

Common Stock	Warren Kettlewell	3,366,667	(4)	4.7%
Series A Preferred Stock	Director	—		—

Common Stock	Adam Friedman	—		—
Series A Preferred Stock	Chief Financial Officer	—		—

Common Stock	Pat LaVecchia	—		—
Series A Preferred Stock	Director	—		—

Common Stock	All Officers and Directors as a group (1)	6,366,670		8.8%
Series A Preferred Stock	(4 persons)	583,243		100%

(1)
The percentage of common stock held by each listed person is based on 72,014,053 shares of common stock issued and outstanding as of June 13, 2011. The percentage of Series A Preferred Stock held by each person is based on 583,243 shares of Series A Preferred Stock issued and outstanding as of June 13, 2011. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)
William Kerby holds 2,998,803 shares individually. Mr. Kerby’s family member holds an additional 1,200 shares. Due to these relationships, Mr. Kerby beneficially owns 3,000,003 shares of common stock of the Company.

(3)	Having the voting equivalency of 100 votes per share (58,324,300 votes).

(4)
William Kettlewell holds 3,316,667 shares individually.  Mr. Kettlewell’s family member holds an additional 50,000 shares.  Due to these relationships, Mr. Kettlewell beneficially owns 3,366,667 shares of common stock of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the year ended February 28, 2011, a shareholder of the Company loaned $210,000 to finance operations.  Additionally, the shareholder made a payment of approximately $64,000 to a vendor on behalf of the Company. The Company has repaid approximately $140,000 and as of February 28, 2011 owes approximately $134,000.  The loan, due on demand, has no maturity date nor does it bear any interest.

During the year ended February 28, 2011, the Company repaid $10,000 of the balance owed to a director and officer of the Company as of February 28, 2010.  Additionally, the director/officer loaned the Company approximately $29,000 of which the Company repaid approximately $4,000 against this advance. As of February 28, 2011 the Company owes approximately $25,000.  The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense on the note was approximately $500 and $12,000, respectively for the nine months ended February 28, 2011 and 2010.

During the year ended February 28, 2011, the Company repaid approximately $36,000 against an outstanding loan balance of $41,000 with an unrelated entity where the same director/officer is president and as of February 28, 2011 the Company owes approximately $5,000. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was approximately $2,500 and $7,600, respectively for the nine months ended February 28, 2011 and 2010.

During the year ended February 28, 2011, the Company repaid, in full, approximately $17,000 against an outstanding loan balance due to an existing shareholder. The loan bore interest at 4% per annum, compounded daily, on the unpaid balance and had no stated maturity date. Interest expense on the note was approximately $150 and $600, respectively for the nine months ended February 28, 2011 and 2010.

During the year ended February 28, 2011, the Company has a loan payable with a director and officer for approximately $10,000. The loan bears interest at 4% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense recorded on the loan was approximately $300 and $300, respectively for the nine months ended February 28, 2011 and 2010.

During the year February 28, 2011, the Company has a loan payable to an existing shareholder for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the loan was approximately $2,500 and $2,800 for the nine months ended February 28, 2011 and 2010 respectively.

On January, 11, 2011, the Company received $200,000 in consideration for issuing a 30 day convertible promissory note to one of its shareholders. The note bears interest at ten percent per annum and matured on February 11, 2011. The Company has issued to the holder of the note 1,000,000 Series 1 Warrants, at an exercise price of $0.50 per share, with a term of five years.  The noteholder, at their option, may convert the current loan balance at any time until the loan is repaid in shares of the Company at $.050 per share. As required, the Company valued the warrants and conversion feature of the note. The value of these instruments totaled $124,000, which was recorded as a discount against the note’s outstanding balance. The discount is amortized to interest expense over the life of the debt using the effective interest method. During the year ended February 28, 2011, $124,000 of the discount was fully charged to interest expense. Interest charged to operations relating to this note for the year ended February 28, 2011 and 2010 was amounted to $1,055 and $0 respectively.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.08%
Dividend yield	0%
Volatility factor	129.33%
Expected life	0.5 years

On December 20, 2010, the Company entered into multiple promissory note agreements with existing shareholders totaling $200,000. The terms of the promissory notes expired between twenty one and twenty six days from the original date.  In lieu of interest, 100,000 three year warrants with an exercise price of $2.00 per share and 100,000 three year warrants with an exercise price of $1.00 per shares were issued as a one-time interest payment with a fair value of approximately $74,000.  The Company issued common stock in full satisfaction of the outstanding promissory notes on the following dates:

Date	Securities	Value ($)

March 23, 2010	50,000 shares w/50,000 warrants	$50,000

April 3, 2010	100,000 shares	$50,000

April 15, 2010	100,000 shares	$50,000

April 23, 2010	100,000 shares	$50,000

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.42 to 1.57%
Dividend yield	0%
Volatility factor	138.84 to 140.31%
Expected life	1.5 years

On December 14, 2010, the Company entered into promissory note with an existing shareholder in the amount of $100,000.  The note was due and payable on December 29, 2010 and in lieu of interest 100,000 three year warrants with an exercise price of $1.00 per share were issued as a one-time interest payment with a fair value of approximately $16,000. On June 1, 2010, the Company issued 200,000 shares of its common stock in full satisfaction of this agreement.

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

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $12,000 and $-0-, respectively, in expense during the nine months ended February 28, 2011 and 2010.

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.  The holder has advanced $4,425,129 during the nine months ended February 28, 2011 during which the Company made principal payments of $190,000 against the outstanding balance and has verbally agreed to fund up to a total of $7,000,000. The balance of the note payable as of February 28, 2011 is $5,727,475. Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.46%
Dividend yield	0%
Volatility factor	136.1%
Expected life	1.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.283 million in prepaid finance fees upon origination and amortized approximately $1,720,000 and -0-, respectively, in expense during the nine months ended February 28, 2011 and 2010.

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The holder has advanced $875,000 during the nine months ended February 28, 2011. The balance of the note payable as of February 28, 2011 is $925,000.  As an incentive, the Company, on April 30, 2010, issued 850,000 warrants to the holder with a three-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.51%
Dividend yield	0%
Volatility factor	124.7%
Expected life	1.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $175,000 in prepaid finance fees upon origination and amortized approximately $114,000 and $-0-, respectively, in expense during the nine months ended February 28, 2011 and 2010.

The Company executed two agreements with a family member of an executive who is the guarantor of a merchant account required to process credit card transactions. The fee for this service is $2,100 per month. The first agreement is retroactive to when the merchant account began processing transactions in April of 2007. As a result, the Company has recorded an accrued expense in the amount of $73,500 at February 28, 2011. The second agreement provides for the same monthly fee in the amount of $2,100 for a term of 3 years beginning April, 2010.

From time to time the Company has used the services of a law firm for which a relative works and that activity was insignificant.

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. Interest expense on the lease was $9,807 and $14,094 for the year ended February 28, 2011 and 2010, respectively.

Series A Preferred Stock

On October 14, 2008, the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada therein establishing out of the our “blank check” Preferred Stock, par value of $0.00001 per share, a series designated as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). On October 22, 2009, the Company filed an Amended and Restated Certificate of Designations of Series A 10% Cumulative Preferred Stock of Next One Interactive, Inc., a Nevada Corporation, pursuant to NRS 78.1955. The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The Company has 663,243 and 579,763 shares issued and outstanding as of February 28, 2011 and 2010, respectively.

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

On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer, in recognition of outstanding loans, personal assets pledged and personal guarantees provided by the executive, all deemed essential in allowing the Company to continue operating. On May 10, 2010, an additional 78,480 shares of Series A Preferred Stock was issued to Mr. Kerby as settlement for accrued dividends. On August 31, 2009, we issued 75,000 shares of Series A Preferred Stock to Anthony Byron, the Company’s Chief Operating Officer, in recognition of deferred compensation. On May 10, 2010, an additional 5,000 shares of Series A Preferred Stock was issued to Mr. Byron as settlement for accrued dividends.

Mr. Kerby also owns 3,000,003 shares of common stock, which together with his Series A Preferred Stock, gives him the right to a vote equivalent to 61,324,303 shares of common stock, representing 47% of the total votes.

In April 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends in arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $87,230.

Director Independence

None of our directors are deemed to be independent.

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and review of consolidated financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2011	$42,500
2010	$42,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2011	$0
2010	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2011	$0
2010	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0
2010	$0

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of Maximus (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.2	Amendment to the Articles of Incorporation of Maximus (as filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

3.3	Bylaws of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.4	Bylaws of Extraordinary Vacations USA, Inc. (as filed as Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177) filed on March 12, 2009)

3.5
Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

4.1	$3,000,000 Zero Coupon Debenture (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

4.2	Common Stock Purchase Warrant, issued October 26, 2010, in favor of Lincoln Park Capital Fund, LLC (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.3	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation(as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.4	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010)

10.1
Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-154177) on October 10, 2008)

10.2	Form of Subscription and Investment Representation Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2010)

10.3	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

10.4
Purchase Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010)

10.5
Registration Rights Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2010)

10.6
Strategic Media Agreement, dated August 29, 2010, by and between Next 1 Interactive, a Nevada corporation and Market Update Network Corp., dbaMUNCmedia, a Washington corporation (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2010)

10.7
Settlement Agreement, dated May 28, 2010, by and among the Company and Televisual Media Works, LLC, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 8, 2010)

10.8
Asset Purchase Agreement, dated August 17, 2009, by and among Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

10.9	Asset Purchase Agreement between Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

14.1	Code of Ethics (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

14.2	Code of Business Conduct (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

16.1
Letter, dated December 17, 2010, by Kramer Weisman & Associates, LLP, registered independent public auditors (as filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on December 21, 2010).

23.1	Consent of Kramer Weisman and Associates, LLP

31.1
Certification of the Registrant’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011*

31.2
Certification of the Registrant’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2011*

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2011		NEXT 1 INTERACTIVE, INC.

	By:	/s/ William Kerby
William Kerby Chief Executive Officer and Chairman (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 15, 2011
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 15, 2011
Adam Friedman	(Principal Financial and Accounting Officer)

/s/ Warren Kettlewell	Director	June 15, 2011
Warren Kettlewell

/s/ Pat LaVecchia	Director	June 15, 2011
Pat LaVecchia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Next 1 Interactive, Inc.
Weston, Florida

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. as of February 28, 2011,  and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Next 1 Interactive, Inc. as of February 28, 2010, were audited by other auditors whose report, dated June 8, 2010, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. as of February 28, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $53,215,394 and a working capital deficit of $13,416,420 at February 28, 2011, net losses for the year ended February 28, 2011 of $23,170,343 and cash used in operations during the year ended February 28, 2011 of $9,613,440. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SHERB & CO., LLP
Certified Public Accountants
Boca Raton, Florida
June 14, 2011

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Next 1 Interactive, Inc.
Weston, Florida

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. as of February 28, 2010 and February 28, 2009 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $29,961,571 and a working capital deficit of $2,137,631 at February 28, 2010, net losses for the year ended February 28, 2010 of $11,864,232 and cash used in operations during the year ended February 28, 2010 of $5,594,177. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
June 8, 2010

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2011	February 28, 2010

Assets
Current Assets
Cash	$419,817	$211,905
Accounts receivable, net of allowance for doubtful accounts	376,807	166,059
Stock subscriptions receivable	263,415	-
Prepaid expenses and other current assets	48,878	2,378,450
Security deposits	260,402	206,346
Total current assets	1,369,319	2,962,760

Development costs, net	336,352	343,333
Amortizable intangible assets, net	2,839,154	12,099,652
Total assets	$4,544,825	$15,405,745

Liabilities and Stockholders' (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$2,884,838	$1,429,591
Other current liabilities	1,023,476	817,199
Derivative liabilities - convertible promissory notes	135,348	-
Derivative liabilities - preferred series A	538,328	-
Convertible promissory notes, net of discount of $106,745 and $-0- respectively	228,255	-
Convertible promissory notes - related party, net of discount of $69,772 and $-0- respectively	422,428	-
Related party advances	257,000	-
Related party notes payable	6,927,870	1,900,710
Stockholder loans	1,042,393	-
Capital lease payable - current portion	51,239	51,928
Notes payable - current portion	1,274,384	900,963
Total current liabilities	14,785,559	5,100,391

Capital lease payable - long-term portion	25,405	19,552
Notes payable - long-term portion	-	6,477,469

Total liabilities	14,810,964	11,597,412

Stockholders' (Deficit) Equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 663,243 and 579,763 shares issued and outstanding at February 28, 2011 and February 28, 2010 respectively	6,632	5,798
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at February 28, 2011 and February 28, 2010 respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at February 28, 2011 and February 28, 2010 respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 55,015,065 and 32,756,045 shares issued; 54,857,865 and 32,756,045 shares outstanding at February 28, 2011 and February 28, 2010 respectively	549	328
Additional paid-in-capital	43,067,860	33,763,778
	43,075,041	33,769,904
Accumulated deficit	(53,215,394)	(29,961,571)
Treasury stock, at cost 157,500 shares	(125,786)	-
Total stockholders' (deficit) equity	(10,266,139)	3,808,333

Total liabilities and stockholders' (deficit) equity	$4,544,825	$15,405,745

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the years ended
	February 28,
	2011	2010

Revenues
Travel and commission revenues	$1,023,366	$724,734
Advertising revenues	1,519,634	595,491
Total revenues	2,543,000	1,320,225

Cost of revenues	9,964,619	3,456,658

Gross loss	(7,421,619)	(2,136,433)

Operating expenses
Salaries and benefits	1,978,077	1,936,501
Selling and promotions expense	439,573	71,260
General and administrative	10,370,864	6,947,808
Total operating expenses	12,788,514	8,955,569

Operating loss	(20,210,133)	(11,092,002)

Other income (expense)
Interest expense	(553,893)	(642,164)
Gain on forgiveness of debt	-	9,650
Loss on disposal of assets	-	(128,704)
Gain on legal settlement	4,903,427	-
Gain on change in fair value of derivatives	26,514	-
Loss on impairment of intangible assets	(7,269,830)	-
Other income (expense)	(66,428)	(11,012)
Total other income (expense)	(2,960,210)	(772,230)

Net loss	$(23,170,343)	$(11,864,232)

Weighted average number of shares outstanding	40,357,386	27,016,912

Basic and diluted net loss per share	$(0.57)	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended

	February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(23,170,343)	$(11,864,232)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on forgiveness of debt	-	(9,650)
Loss on disposal of assets	-	128,704
Gain on legal settlement	(4,903,427)	-
Loss on impairment of intangible assets	7,269,830	-
Depreciation and amortization	2,201,973	1,733,023
Amortization of discount on notes payable	2,936,074	144,904
Amortization of beneficial conversion feature	41,234	-
Stock based compensation and consulting fees	3,418,115	5,279,583
Warrants issued for interest	19,700	123,549
Gain on change in fair value of derivatives	(26,514)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(210,748)	(40,276)
Decrease (increase) in prepaid expenses and other current assets	278,730	(2,362,884)
Increase in security deposits	(54,056)	(78,107)
Increase in accounts payable and accrued expenses	2,379,714	1,006,194
Increase in other current liabilities	206,278	266,908
Net cash used in operating activities	(9,613,440)	(5,672,284)

Cash flows from investing activities:
Cash payment made in connection with asset acquisition	-	(250,000)
Technology development costs	(204,324)	-
Purchase of treasury stock	(118,122)	-
Net cash used in investing activities	(322,446)	(250,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes:
Non-related party	210,000	-
Related party	375,000	-
Related party advances	858,000	-
Related party payments	(140,000)	-
Proceeds from related party notes	5,429,529	2,363,194
Principal payments of related party loans	(150,161)	-
Proceeds from note issued	100,000	-
Principal payments on notes payable	(227,940)	-
Proceeds from capital lease	56,670	-
Principal payments on capital lease	(51,506)	(43,153)
Proceeds from the sale of common stock, preferred stock and warrants	3,709,206	3,795,348
Payments for stock issuance costs	(25,000)	-
Net cash provided by financing activities	10,143,798	6,115,389

Net increase in cash	207,912	193,105

Cash at beginning of period	211,905	18,801

Cash at end of period	$419,817	$211,905

Supplemental disclosure:
Cash paid for interest	$144,183	$14,094

Supplemental disclosure of non-cash investing and financing activity:

During the year ended February 28, 2011 the Company issued 8,209,978 shares and 5,788,833 warrants valued at $3,660,848. The Company also cancelled and replaced 1,200,000 common stock warrants valued at $16,938.

During the year ended February 28, 2011 the Company converted notes payable in the amount of $650,564 for 1,015,000 shares of common stock and 480,000 common stock warrants.

During the year ended February 28, 2011 the Company issued 3,550,000 common stock warrants valued at $542,279 in connection with notes payable.

During the year ended February 28, 2011 the Company issued 25,000 shares to employees valued at $17,227.

During the year ended February 28, 2011 the Company converted accounts payable of $184,309 for 302,469 shares of common stock

During the year ended February 28, 2011 the Company issued 83,480 shares of preferred stock in settlement of cumulative dividends in the amount of $83,480.

During the year ended February 28, 2011 the Company issued 1,750,000 shares of common stock as part of the settlement related to TVMW asset purchase agreement in the amount of $927,500.

During the year ended February 28, 2011 the Company incurred $474,393 and $107,000 of production cost that were directly paid by Shareholders and related parties, respectively for the Company's benefit.

During the year ended February 28, 2011 the Company converted notes payable and accrued expenses directly related to a board member into a new convertible promissory note valued at $117,200.

During the year ended February 28, 2011 the Company incurred a common stock subscription value at $263,145

During the year ended February 28, 2011 a related party shareholder contributed $7,664 of publicly traded company common stock to treasury shares.

During the year ended February 28, 2010, the Company acquired intangible and tangible assets of approximately $6,881,659 in exchange for debt.

During the year ended February 28, 2010 the Company converted notes payable and accrued interest in the amount of $715,733 for 785,733 shares of common stock

During the year ended February 28, 2010 the Company converted accounts payable and accrued expenses of $438,024 for 368,862 shares of preferred stock and 61,807 shares of common stock

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity (Deficit)

									Additional			Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)
Balances, February 28, 2009	504,763	$5,048	-	$-	-	$-	24,668,242	$247	$23,412,819	$-	$(18,097,339)	$5,320,775

Common stock issued for cash	-	-	-	-	-	-	1,110,910	11	940,337	-	-	940,348

Sale of private placement units consisting of one share of common stock and one warrant	-	-	-	-	-	-	2,570,000	26	2,854,973	-	-	2,854,999

Common stock issued in exchange for services	-	-	-	-	-	-	1,838,933	18	5,279,565	-	-	5,279,583

Warrants issued as interest	-	-	-	-	-	-	-	-	123,549	-	-	123,549
												-
Common stock and warrants issued in connection with conversion of notes payable and interest due	-	-	-	-	-	-	785,733	8	715,267	-	-	715,275

Preferred and common stock issued for accounts payable and accrued expenses	368,862	3,689	-	-	-	-	61,807	1	434,335	-	-	438,025

Series A preferred stock converted to common stock	(293,862)	(2,939)	-	-	-	-	587,724	6	2,933	-	-	0

Cancellation and return of common stock	-	-	-	-	-	-	(1,132,818)	(11)	-	-	-	(11)

Common stock issued to replace shares of Extraordinary Vacations USA, Inc. in connection with share exchange agreement	-	-	-	-	-	-	577,647	6	-	-	-	6

Common stock issued for acquisition of former assets of Extraordinary Vacations USA, Inc.	-	-	-	-	-	-	1,687,867	16	-	-	-	16

Net loss	-	-	-	-	-	-	-	-	-	-	(11,864,232)	(11,864,232)

Balances, February 28, 2010	579,763	5,798	-	-	-	-	32,756,045	328	33,763,778	-	(29,961,571)	3,808,333

Common stock issued for cash	-	-	-	-	-	-	100,000	1	49,999	-	-	50,000

Sale of private placement units consisting of one share of common stock and one warrant	-	-	-	-	-	-	9,519,000	95	3,804,013	-	-	3,804,108

Warrants exercised	-	-	-	-	-	-	1,250,000	12	-	-	-	13

Shares/warrants issued for consulting	-	-	-	-	-	-	8,209,978	82	3,660,766	-	-	3,660,848

Shares/warrants issued for loan conversion	-	-	-	-	-	-	1,015,000	10	650,553	-	-	650,563

Warrants issued in connection with notes payable	-	-	-	-	-	-	-	-	542,279	-	-	542,279

Debt settlement	-	-	-	-	-	-	1,750,000	18	927,483	-	-	927,501

Stock Compensation	-	-	-	-	-	-	25,000	-	17,227	-	-	17,227

Shares/warrants issued in connection with conversion of accounts payable	-	-	-	-	-	-	302,469	3	184,306	-	-	184,309

Dividends declared and converted to preferred series A	83,480	834	-	-	-	-	-	-	82,646	-	(83,480)	-

Replacement shares issued	-	-	-	-	-	-	87,573	-	-	-	-	-

Derivative liability, preferred series A	-	-	-	-	-	-	-	-	(615,190)	-	-	(615,190)

Net Loss	-	-	-	-	-	-	-	-	-	-	(23,170,343)	(23,170,343)

Treasury stock	-	-	-	-	-	-	(157,500)	-	-	(125,786)	-	(125,786)

Balances, February 28, 2011	663,243	$6,632	-	-	-	-	54,857,565	$549	$43,067,860	$(125,786)	$(53,215,394)	$(10,266,139)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1”), an interactive media company, focuses on video and media advertising over Internet, Mobile and Television platforms. Historically, the Company operated through two divisions, Media and Travel. A third (Real Estate) division is expected to launch during the second quarter of fiscal 2012.

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

On October 9, 2008, the Company acquired the majority of shares in Maximus Exploration Corporation, a reporting shell company, pursuant to a Share Exchange Agreement. The Share Exchange provides for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. The consolidated financial statements of Next 1, Interactive, Inc. reflects the retroactive effect of the Share Exchange as if it had occurred at the beginning of the reporting period. All loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

Principles of Consolidation

The accompanying consolidated audited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts, valuation of intangible assets and accrued expenses. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with insignificant interest rate risk and original maturities of 90 days or less.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

During the year ended February 28, 2011 and 2010, the Company identified and recognized impairment losses of $-0- and $129,000, respectively, on long-lived assets.

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

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the years ended February 28, 2011 and 2010 was $2,201,973 and $1,670,784, respectively. On February 28, 2011, the Company evaluated the remaining useful life of the intangibles and recorded a loss on impairment of intangible assets of $7,269,830.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis.  Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification.  The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital.  Debt discount is amortized to interest expense over the life of the debt.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents include the following:

	February 28, 2011	February 28, 2010
Series A convertible preferred stock issued and outstanding	663,243	579,763
Series B convertible preferred stock issued and outstanding	-0-	-0-
Series C convertible preferred stock issued and outstanding	-0-	-0-
Warrants to purchase common stock issued, outstanding and exercisable	35,149,362	7,837,862
Shares on convertible promissory notes	2,772,797	-0-
	38,585,402	8,417,625

Revenue Recognition

Barter

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

Barter revenue of approximately $324,000 and $0 has been recognized for the year ended February 28, 2011 and 2010 respectively, and barter expenses of approximately $359,000 and $0 has been recognized for the year ended February 28, 2011 and 2010 respectively.

Travel

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Commission revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Advertising

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2011 and February 28, 2010 was $439,573 and $71,260, respectively.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Fair Value of Financial Instruments

The Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (ASC 820), formerly SFAS No. 157 “Fair Value Measurements,” effective January 1, 2009. ASC 820 defines “fair value” as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There was no impact relating to the adoption of ASC 820 to the Company’s consolidated financial statements.
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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See note 14 for Fair Value footnote.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In August 2010, FASB issued ASU 2010-22 “Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update)”. ASU 2010-22 amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company expects the adoption of ASU 2010-22 will not have a material impact on the Company’s consolidated results of operations or consolidated financial statements.

In August 2010, FASB issued ASU 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”. ASU 2010-21 amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company expects the adoption of ASU 2010-21 will not have a material impact on the Company’s consolidated results of operations or consolidate financial statements.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $53,215,394 and a working capital deficit of $13,416,420 at February 28, 2011, net losses for the year ended February 28, 2011 of $23,170,343 and cash used in operations during the year ended February 28, 2011 of $9,613,440.  While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

Note 3 – Property and Equipment

As of February 28, 2011 and 2010, respectively, the Company did not record property and equipment on its books and records.  Any property and equipment previously recorded was fully impaired and written off. Therefore there was no depreciation expense recorded for the year ending February 28, 2011 and there was $62,240 of depreciation expense for the year ending February 28, 2010.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 4 – Acquisitions and Intangible Assets

On August 17, 2009, Next 1 Interactive, Inc. (the “Company”) and Televisual Media Works, LLC (“Televisual Media”) closed on an Asset Purchase Agreement (the “Agreement”) whereby the Company purchased certain rights, trademarks and other intangible property of Resort and Residence TV, a wholly owned subsidiary of Televisual Media, consisting of the following assets:

1)	Trade name of the company of Resort & Residence;
2)	Trademark of Resort & Residence;
3)	Domain names of “resortandresidence.tv”, resortandresidencechannel.net; resortandresidencechannel.tv and resortandresidencechannel.info;
4)	Licenses and permits necessary for the conduct of the business of the Company;
5)	Interactive application design; and
6)	Network promotional video clip.

The previously listed intangibles, in conjunction with the industry contacts of the seller, resulted in the execution of a Broadcast Services Agreement (“BSA”) with a major satellite service provider. The achievement of this relationship in a timely manner was critical to launching R&R TV.

The cost of the Resort and Residence TV acquisition was approximately $6.88 million, of which a $250,000 deposit was paid during the year ended February 28, 2011. See Note 6 for discussion of future debt payments.

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

As of February 28, 2011, the Company has not issued the Secured Series Convertible Preferred Stock.

Except for the Agreement, there is no material relationship between the Company or its affiliates and any of the parties to the Agreement.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 4 – Acquisitions and Intangible Assets (continued)

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

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 4 – Acquisitions and Intangible Assets (continued)

The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

	February 28, 2011
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	2.8 years	$7,938,935	$5,329,090	$2,609,845
Technology	0.0 years	5,703,829	5,703,829	-0-
Web Site	1.3 years	719,323	382,971	336,352
Trade Name	5.5 years	291,859	62,550	229,309
		$14,653,946	$11,478,440	$3,175,506

	February 28, 2010
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	6.1 years	$7,938,935	$727,681	$7,211,254
Technology	5.7 years	5,703,829	1,086,444	4,617,385
Web Site	2.0 years	514,999	171,665	343,334
Trade Name	6.5 years	291,859	20,847	271,012
		$14,449,622	$2,006,637	$12,442,985

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $2,201,973 and $ 1,670,782 for the years ended February 28, 2011 and 2010, respectively. Additionally, an impairment loss in the amount of $7,269,830 has been recognized for the year ended February 28, 2011.

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at February 28:

	2011	2010
Trade accounts payable	$2,206,359	$779,778
Accrued interest	346,120	319,938
Deferred salary	95,579	178,450
Accrued expenses - other	236,780	151,425
Totals	$2,884,838	$1,429,591

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

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

As of February 28, 2011 the Company’s loan payable balance and interest payable balance amounted to $818,944 and $23,875, respectively.

The following table illustrates the calculation of the gain recognized:

	Payments Due	Imputed Interest	Principal Balance
Total debt	$8,000,000	$1,118,341	$6,881,659
Less: deposit paid			(250,000)
Remaining debt settled			6,631,659
Less:
Value of shares issued			(927,500)
Cash payments to be made			(957,550)
Initial payment			(42,500)
Add: accrued interest			199,318
Gain on forgiveness of debt			$4,903,427

Accrued interest represents interest accrued through February 28, 2010 on total debt.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. The remaining principal balance of the note is $300,440 as of February 28, 2011.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 6 – Notes Payable (continued)

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 still owed   as of February 28, 2011. As of February 28, 2011, the discount was fully amortized and the Company recognized $36,000 as expense for the year ended February 28, 2011.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500. As of February 28, 2011, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000.

On November 17, 2010, the Company entered into a demand note for the principal sum of $100,000.  The terms of the loan is set for three weeks with the loan due and payable as of December 8, 2010.  The lender has the option to receive payment of the loan in the amount of $100,000 plus 100,000 warrants for Next One Interactive common stock at $0.50 per share for a 3 year term or an alternative form of repayment.  The alternative form of repayment gives the lender the right to have the loan amalgamated into an existing subscription agreement with The Rider Group, under the same terms of $0.50 per share with 2 warrants per share exercisable at $1.00 per share with a three year term. As of February 28, 2011, the Company has not issued the warrants to the lender, has not made any principal payments and the remaining principal balance of the note is $100,000.

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the years ending February 28,
2012	$1,249,384
2013	-0-
2014 and thereafter	-0-
total	$1,249,384

Interest expense on the notes payable was $58,493 and $408,000 for the years ended February 28, 2011 and 2010, respectively.

Note 7 – Capital Lease Payable

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expired on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 7 – Capital Lease Payable (continued)

The following is a schedule by year of future minimum payments required under the lease together with their present value as of February 28, 2011.

Year Ending February 28:	2011	2010
2011	$-0-	$60,945
2012	60,944	20,313
2013	26,613	-0-
Total minimum lease payment	87,557	81,258
Less amount representing interest	10,913	9,778
Present value of minimum lease payments	76,644	71,480
Less current portion	51,239	51,928
Long-term portion	$25,405	$19,552

Interest expense paid on the capital lease was $13,600 and $18,000 during the fiscal years ended February 28, 2011 and February 28, 2010, respectively.

Note 8 – Related Party Transactions

During the year ended February 28, 2011, the Company repaid approximately $10,000 of the balance owed to a director and officer of the Company as of February 28, 2010.  Additionally, the director/officer loaned the Company approximately $29,000 of which the Company repaid approximately $15,664 against this advance. The director/officer also contributed 12,500 shares of publicly traded Next One common stock to the Company’s treasury at a cost of $7,664.  As of February 28, 2011 the Company owes approximately $21,000.  The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense on the note was approximately $1,600 and $37,000, respectively for the years ended February 28, 2011 and 2010.

During the year ended February 28, 2011, the Company repaid approximately $36,000 against an outstanding loan balance of $41,000 with an unrelated entity where the same director/officer is president and as of February 28, 2011 the Company owes approximately $5,000. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was approximately $3,000 and $7,600, respectively for the years ended February 28, 2011 and 2010.

During the year ended February 28, 2011, the Company repaid, in full, approximately $17,000 against an outstanding loan balance due to an existing shareholder. The loan bore interest at 4% per annum, compounded daily, on the unpaid balance and had no stated maturity date. Interest expense on the note was approximately $150 and $600, respectively for the years ended February 28, 2011 and 2010.

During the year ended February 28, 2010, the Company had a loan payable with a director and officer for approximately $10,000. The loan bore interest at 4% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense recorded on the loan was approximately $400 and $400, respectively for the years ended February 28, 2011 and 2010.  The $10,000 principal balance along with this directors deferred salary balance rolled over into a convertible promissory note totalling $117,200. See Note 9- Convertible Promissory Notes.

During the year ended February 28, 2011, the Company has a loan payable to an existing shareholder for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the loan was approximately $3,300 and $4,000 for the years ended February 28, 2011 and 2010 respectively.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 8 – Related Party Transactions (continued)

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

March 23, 2010	50,000 shares w/50,000 warrants	$50,000
April 3, 2010	100,000 shares	$50,000
April 15, 2010	100,000 shares	$50,000
April 23, 2010	100,000 shares	$50,000

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.42% - 1.57%

Dividend Yield	0%

Volatility Factor	138.84% - 140.31%

Expected Life	1.5 years

On July 23, 2010, the Company entered into a promissory note with an existing shareholder in the amount of $100,000.  The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.94%

Dividend Yield	0%

Volatility Factor	115.05%

Expected Life	1.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $20,000 and $-0-, respectively, in expense during the years ended February 28, 2011 and 2010.  Interest charged to operations relating to this note for the year ended February 28, 2011 and 2010 amounted to $3,682 and $0 respectively.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 8 – Related Party Transactions (continued)

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.  The holder has advanced $4,425,129 during the year ended February 28, 2011 during which the Company made principal payments of $71,000 against the outstanding balance and has verbally agreed to fund up to a total of $7,000,000. The balance of the note payable as of February 28, 2011 is $5,846,475. Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.46%

Dividend Yield	0%

Volatility Factor	136.1%

Expected Life	1.5 years

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.3 million in prepaid finance fees upon origination and amortized approximately $2,064,000 and $219,000, respectively, in expense during the years ended February 28, 2011 and 2010. Interest charged to operations relating to this note for the years ended February 28, 2011 and 2010 amounted to $308,318 and $5,000 respectively.

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. The holder has advanced $875,000 during the year ended February 28, 2011. The balance of the note payable as of February 28, 2011 is $925,000.  As an incentive, the Company, on April 30, 2010, issued 850,000 warrants to the holder with a three-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

As part of the original agreement on July 12, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $22,372 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. Additionally, on July 23, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,427 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.94% - 1.51%

Dividend Yield	0%

Volatility Factor	115.05% - 124.65%

Expected Life	1.5 years

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 8 – Related Party Transactions (continued)

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $230,880 in prepaid finance fees upon origination and amortized approximately $192,119 and $-0-, respectively, in expense during the years ended February 28, 2011 and 2010. Interest charged to operations relating to this note for the years ended February 28, 2011 and 2010 amounted to $43,442 and $0 respectively.

On December 14, 2009, the Company entered into promissory note with an existing shareholder in the amount of $100,000.  The note was due and payable on December 28, 2009 and in lieu of interest 100,000 three-year warrants with an exercise price of $1.00 per share were issued as a one-time interest payment with a fair value of approximately $16,000. On June 1, 2010, the Company issued 200,000 shares of its common stock in full satisfaction of this agreement.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

Risk-free interest rate	1.63%

Dividend Yield	0%

Volatility Factor	139.7%

Expected Life	0.5 years

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. Interest expense on the lease was $13,600 and $18,000 for the year ended February 28, 2011 and 2010, respectively. See Note 7 Capital Leases.

Related party advances

During the year ended February 28, 2011, the Company received cash advances totaling $461,000 from related parties as “bridge loans”.  Additionally, $581,393 of payments were made to third party vendors of the Company by related parties for the Company’s behalf.  The principal balance amounted $1,042,393 as of February 28, 2011.

Stockholder loans

During the year ended February 28, 2011, the Company received cash advances amounting to $290,000 from stockholders. In addition, these stockholders occasionally made payments to vendors on behalf of the Company totally $107,000 as of year end. The Company repaid $140,000 of these advances which resulted in total loan payable balance to stockholders amounting to $257,000 as of February 28, 2011.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 9 – Convertible Promissory Notes

On December 17, 2010, the Company received $250,000 in consideration for issuing a 90 day, 10% convertible promissory note maturing on March 14, 2011.  In connection with the note, the Company issued to the shareholder 1,000,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share.  The note holder, at their option, may convert the current loan balance at any time until the loan is repaid in shares of the Company at $0.50 per share. The warrants were valued using the Black–Scholes method at $0.164 per share, resulting in a total value of $164,000 assuming a fair value per share of $0.39, risk-free interest rate of 1.97% and 129.97% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $150,000 on the note, which is being amortized over the term of the note using the straight line method. During the year ended February 28, 2011, $117,749 of the discount was charged to expense. Interest charged to operations relating to this note for the year ended February 28, 2011 and 2010 amounted to $5,050 and $0 respectively. On March 30, 2011, 1,250,000 shares of the Company’s common stock and 2,500,000 three (3) year warrants with an exercise price of $0.25 per share were issued to the note holder upon conversion of the promissory note.

On January 25, 2011, the Company received $85,000 in consideration for issuing a 9 month, 8% convertible promissory note maturing on October 27, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 4,102,977 shares of un-issued common stock per the terms of the agreement. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 55% multiplies by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Accordingly, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings.

The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the funds received during the year ended February 28, 2011 was valued using the Black-Scholes model, resulting in an initial fair value of $85,000 and a corresponding charge to debt discount amortized over the life of the loan. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 122.61%, (3) risk-free interest rate of 0.27%, and (4) expected life of 1.00 year. During the year ended February 28, 2011 $10,506 of the debt discount had been amortized and recorded as interest expense. The value of the conversion option liability underlying the convertible promissory note at February 28, 2011 was $135,348. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $50,348 during the year ended February 28, 2011, representing the change in fair value during the year. Interest charged to operations relating to this note for the year ended February 28, 2011 and 2010 amounted to $636 and $0 respectively.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 9 – Convertible Promissory Notes (continued)

Related Party

On December 14, 2010, the Company received $50,000 in consideration for issuing a 90 day, 10% convertible promissory note to one of its shareholders maturing on March 14, 2011.  In connection with the note, the Company issued to the shareholder a 100,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share. Additionally, the Company issued to the holder of the note 100,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of five years. These warrants were valued using the Black–Scholes method between $0.1586 and $0.1645 per share, resulting in a total value of $32,250 assuming a fair value per share of $0.39, risk-free interest rate of 2.08% and 129.97% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $27,500 on the note, which is being amortized over the term of the note using the straight line method. During the year ended February 28, 2011, $23,256 of the discount was charged to expense. Interest charged to operations relating to this note for the year ended February 28, 2011 and 2010 amounted to $1,052 and $0 respectively.

On January 11, 2011, the Company received $200,000 in consideration for issuing a 30 day, 10% convertible promissory note to one of its shareholders maturing on February 11, 2011. In connection with the note, the Company issued to the shareholder a 500,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.40 per share. Additionally, the Company issued to the holder of the note 500,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of five years. These warrants were valued using the Black–Scholes method between $0.0799 and $0.0928 per share, resulting in a total value of $86,355 assuming a fair value per share of $0.27, risk-free interest rate of 2.08% and 129.33% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $55,000 on the note, which is being amortized over the term of the note using the straight line method. During the year ended February 28, 2011, $55,000 of the discount was charged to expense. Interest charged to operations relating to this note for the year ended February 28, 2011 and 2010 amounted to $1,584 and $0 respectively.

On January, 11, 2011, the Company issued a 365 day convertible promissory note in the amount of $117,200 to one of its shareholders, former chief operating officer and board member. The promissory note was issued in satisfaction of unpaid salary, deferred salary, a previous  $10,000 outstanding loan to the Company and unpaid interest on the loan. This note bears interest at five percent per annum and matures on January 10, 2012.  The note holder, at their option, may convert the current loan balance at any time until the loan is repaid in shares of the Company at $0.50 per share or the lowest price the Company’s common stock is sold in a public financing (which was $.20 as of February 28, 2011). As required, the Company evaluated the conversion feature of the note resulting in a debt discount of $41,000 which is being amortized over the term of the loan using the straight line method. As of February 28, 2011 the Company amortized approximately $9,000 of debt discount which was recorded as interest expense.  Interest charged to operations relating to this note for the year ended February 28, 2011 and 2010 was amounted to $773 and $0 respectively. On April 8, 2011, 375,000 shares of the Company’s common stock and 750,000 three (3) year warrants with an exercise price of $0.25 per share were issued to the note holder upon partial conversion of the promissory note.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 9 – Convertible Promissory Notes (continued)

On February 14, 2011, the Company received $75,000 in consideration for issuing three 21 day convertible promissory notes to three of its shareholders. In lieu of interest the Company issued as a onetime payment 150,000 common shares of the Company’s Common Stock.  Each noteholder, at their option, may convert the current loan balance at anytime during the term of the loan at the lower of $0.20 per share or at the same pricing terms at which the Company is being funded with its next institutional closing. The Company allocated the proceeds from the issuance of this note and the shares issued in lieu of interest based upon the relative fair value for each item.  Consequently, we recorded a discount of $26,250 on the notes, which is being amortized over the terms of the note using the straight line method.  During the year ended February 28, 2011, $17,514 of the discount was charged to expense. The notes are secured by a security interest in accounts receivable. On March 14, 2011, 125,000 shares of the Company’s common stock and 250,000 three-year warrants with an exercise price of $0.25 per share were issued to a note holder upon conversion of one of the promissory notes for $25,000.

On February 18, 2011, the Company received $50,000 in consideration for issuing a 21 day convertible promissory note to one of its shareholders. In lieu of interest the Company issued as a onetime payment 100,000 common shares of the Company’s Common Stock. The noteholder, at their option, may convert the current loan balance at anytime during the term of the loan at the lower of $0.20 per share or at the same pricing terms on which the Company is being funded with its institutional closing scheduled for completion by February 28, 2011. The Company allocated $46,500 to the beneficial conversion feature (“BCF”) and amortized it over the life of the loan. The note is secured by a security interest in accounts receivable. During the year ended February 28, 2011, $22,140 of the BCF was amortized to expense. On March 8, 2011, 250,000 shares of the Company’s common stock and 500,000 three-year warrants with an exercise price of $0.25 per share were issued to the note holder upon conversion of the promissory note.

The fair value of the above issued warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.97% - 2.08%

Dividend Yield	0%

Volatility Factor	129.33% - 129.97%

Expected Life	2.5 years

Summary of Convertible Promissory Notes as of February 28, 2011 are as follows:

Date Issued	Principal Amount	Un-Amortized Discount	Carrying Value
December 17, 2010	$250,000	$32,251	$217,749
December 17, 2010	85,000	74,494	10,506
	335,000	106,745	228,255
Related Party:
December 14, 2010	50,000	4,244	45,756
January 11, 2011	200,000	-0-	200,000
January 11, 2011	117,200	32,432	84,768
February 14, 2011	75,000	8,736	66,264
February 18, 2011	50,000	24,360	25,640
	492,200	69,772	422,428
Totals	$827,200	$176,517	$650,683

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (Deficit)

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

The Share Exchange provides for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. Upon execution of the Share Exchange, approximately 786,000,000 outstanding shares of EXVG common stock were converted to 13,000,000 shares of Maximus, with stockholders afforded all the rights and privileges therein. The consolidated financial statements of Next 1 Interactive, Inc. reflect the retroactive effect of the Share Exchange as if it had occurred at the beginning of the reporting period. All per loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

On October 9, 2008, Maximus amended its Certificate of Incorporation to change its name to Next 1 Interactive, Inc. authorizing the issuance of up to 200,000,000 shares of common stock with a par value of $0.00001 per share and creating 100,000,000 shares of blank check preferred stock with a par value of $0.00001 per share. In addition the amendment authorized the establishment of 3,000,000 Series A 10% cumulative convertible preferred stock out of the authorized blank check preferred stock. Series A preferred stockholders are entitled to 100 votes on stockholder matters for each share of preferred stock held.

Preferred Stock

The aggregate number of shares of Preferred Stock that the Corporation is authorized to issue is One Hundred Million (100,000,000), with a par value of $0.01per share.

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

The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. The Company has 663,243 and 579,763 shares issued and outstanding as of February 28, 2011 and 2010, respectively.

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Corporation, may elect to convert all or any part of such holder’s shares of Series A Preferred Stock into Common Stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing.  Additionally, the holders of Series A Preferred Stock, may by written notice to the Corporation, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Corporation, secured by a security interest in all of the Corporation and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (Deficit) (continued)

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

During the year ended February 28, 2011, the Company issued 83,480 shares of Series A Preferred Stock to the directors of the Company in exchange for $83,480 of cumulative dividends on existing Series A Preferred shares through April 30, 2010. Dividends in arrears on the outstanding preferred shares total $35,467 as of February 28, 2011.

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock has certain reset provisions that require the us to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the we sells equity at a price below the conversion price of the Series A Preferred Stock. Therefore, in accordance with ASC 815-40, we determined the fair value of the initial reset provision of $615,190 on Preferred Stock, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of .80%, expected volatility of 130%, and expected life of 2 years (based on the current rate of conversion). The fair value of the reset provision of 538,328 at February 28, 2011 was determined using the Black Scholes Option Pricing Model assuming no dividends, a risk-free interest rate of .69%, expected volatility of 130%, and expected life of 2 years (based on the current rate of conversion). Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The change in fair value of the Preferred stock derivative liability resulted in a current year non-operating income to operations of $76,862.

The Company has authorized 3,000,000 shares of Series B 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series B Preferred Stock”). The holders of record of shares of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of  the Corporation and shall be entitled to one hundred (100) votes for each share of Series B Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares into Common Stock at a conversion formula of the greater of (i.e. whichever formula yields the greater number of shares of Common Stock upon conversion): (1) twelve and one-half (12.5) shares of Common Stock for each share of Series B Preferred Stock converted or (2) the number of shares of Series B Preferred Stock being converted multiplied by a fraction, the numerator of which is $1.00 and the denominator of which is 80% of the lower of (a) the lowest price at which the Company issued a share of Common Stock on or after January 1, 2006 up to the date of such conversion or (b) the lowest market price of a share of Common Stock up to the date of such conversion.

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

There were no Series B Preferred shares issued and outstanding at February 28, 2011.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (Deficit) (continued)

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to no votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at February 28, 2011.

Common Stock

During the year ended February 28, 2011, the Company issued approximately 8,209,978 shares of common stock in exchange for services rendered valued at approximately $2,872,198. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the year ended February 28, 2011, the company issued 302,469 shares of common stock in exchange for settlement of accounts payable valued at $184,308 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the year ended February 28, 2011, the Company issued 1,015,000 shares of common stock and 480,000 warrants with an exercise price of $2.00 and three year life, in exchange for the conversion of loans in the amount of $650,564. The Company also reinstated debt in the amount of $50,000 due to a shareholder by cancelling 50,000 shares of common stock and 50,000 warrants. The reinstatement was made to correct an excess amount of debt converted to stock in the prior year.

On June 15, 2010, the Company issued 1,750,000 shares of its common stock, par value $0.00001 per share, valued at $927,500 per a settlement agreement.  See Notes 6 and 12.

During the year ended February 28, 2011, the Company issued approximately 87,573 shares as replacements for prior EXVG shares not converted in the original share exchange at the time of the reverse merger with Maximus.

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

On October 26, 2010, as part of a strategic media agreement, the Company issued 400,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $175,000.  Additionally, the Company issued 800,000 five year warrants to purchase shares of the Company’s common stock at an exercise price of $1.00 per share.

On September 9, 2010, the Company issued 100,000 shares of common stock at a purchase price of $0.50 per share, resulting in receipts, net of transaction fees, of $50,000.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (Deficit) (continued)

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

From January 10, 2011 to February 28, 2011, the Company: issued 1,250,000 shares of common stock upon exercise of 1,250,000 warrants outstanding and 200,000 warrants expired un-exercised; issued 50,000 shares of common stock to an investor in lieu of the Company not issuing free trading shares; issued 100,000 shares of common stock at a purchase price of $0.20 per share, plus the Company issued 100,000 3-year warrants with an exercise price of $0.50 per share and 100,000 1 year warrants with an exercise price of $0.25 per share , resulting in receipts of $20,000; issued 3,550,000 shares of common stock at a purchase price of $0.20 per share, plus the Company issued 7,100,000 3 year warrants with an exercise price of $0.25, resulting in receipts of $474,706 and a subscription receivable totaling $263,415; the Company cancelled 1,466,667 warrants with terms from two (2) to three (3) years and an exercise price of $1.00 per share and replaced with 1,466,667 new warrants with terms up to two (2) years and an exercise price of $0.25 per share.

During the year ended February 28, 2011, the Company issued 5,788,833 warrants valued at approximately $173,460 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital. Additionally, the Company issued 3,550,000 warrants valued at approximately $542,279 in connection with the issuance of promissory notes.

During the year ended February 28, 2011, the Company issued 25,000 shares valued at $17,227 to an employee for services rendered.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of February 28, 2011:

	Shares	Weighted Average Exercise Price
Outstanding, February 28, 2009	150,000	$3.00
Warrants granted	12,069,862	$0.72
Warrants exercised/forfeited	(515,000)	$(1.20)
Outstanding, February 28, 2010	11,704,862	$1.36
Warrants granted	28,558,167	$0.72
Warrants exercised/forfeited	(5,113,667)	$(0.37)
Outstanding, February 28, 2011	35,149,362	$0.83
Common stock issuable upon exercise of warrants	35,149,362	$0.83

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 10 – Stockholders’ Equity (Deficit) (continued)

Common Stock Issuable Upon Exercise of Warrants Outstanding				Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2011	Weighted Average Exercise Price
$0.15	650,000	4.91	$0.15	650,000	$0.15
$0.25	11,638,667	2.09	$0.25	11,638,667	$0.25
$0.40	500,000	2.87	$0.40	500,000	$0.40
$0.50	1,200,000	4.64	$0.50	1,200,000	$0.50
$0.75	600,000	3.19	$0.75	600,000	$0.75
$1.00	16,846,900	2.16	$1.00	16,846,900	$1.00
$1.20	116,695	0.93	$1.20	116,695	$1.20
$2.00	3,162,100	1.95	$2.00	3,162,100	$2.00
$3.00	435,000	1.27	$3.00	435,000	$3.00
	35,149,362	2.42		35,149,362	$0.83

Treasury Stock

The Board of Directors of the Company has authorized the purchase of 145,000 shares of the Company’s common stock.  From August 3, 2010 through February 28, 2011 the Company purchased treasury stock on the open market at an average price of $0.80 cents per share.  Additionally, an officer/director contributed 12,500 shares of the Company’s common stock personally held to the Company at cost of $7,644. The Company has adopted the cost method of recording treasury stock and records the amounts paid to repurchase stock as an increase to treasury stock with no distinction made between the par value of the stock and the premium paid by the Company and is presented on the balance sheet as a reduction in stockholder’s equity.

Note 11 – Income Taxes

Next 1 Interactive Inc. follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for income taxes consists of the following components for the years ended February 28, 2011 and 2010 are as follows:

	2011	2010
Current	$-	$-
Deferred	-	-
	$-	$-

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 11 – Income Taxes (continued)

The components of deferred income tax assets and liabilities for the years ended February 28, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carry-forwards	$12,237,000	$7,612,000
Equity based compensation	2,306,000	2,006,000
Loss on Impairment	2,763,000	-
Valuation allowance	(17,306,000)	(9,618,000)
	$-	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2011 and 2010 were computed by applying the federal and state statutory corporate tax rates as follows:

	2011	2010
Statutory Federal income tax rate	-35%	-35%
State taxes, net of Federal	-3%	-3%
Permanent difference	5%	-%
Increase in valuation allowance	33%	38%
	0%	0%

The valuation allowances increased by $7,688,000, in 2011 and $3,280,000 in 2010.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2011 is approximately $38,863,000 expiring between 2025 and 2030. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets.  The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2007 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being r ealized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 11 – Income Taxes (continued)

The Company is subject to income taxes in the U.S. federal jurisdiction and the state of Florida. The tax regulations within each jurisdiction are subject to interpretation of related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for the years before 2006.

Note 12 - Commitments and Contingencies

The Company currently has agreements in place with a major satellite provider to carry the R&R TV network. The agreement became effective in November 2009 and was for a term of three years. It required the Company to pay carriage fees of approximately $125,000 per week in year one, $147,000 per week in year two and $149,000 per week in year three. The Company was heavily reliant on this provider in order to continue broadcasting and was important for the Company’s ability to generate revenues.  This agreement, however, is in the process of being renegotiated.

In addition, the Company had agreements in place with a cable provider for various linear and video-on-demand (“VOD”) services. The agreement required that the Company pay monthly carriage fees ranging from $150,000 to $300,000.  This agreement was terminated on May 2, 2011.

The Company also has agreements in place with service providers which are primarily the cost of processing media for the network. These agreements vary in length but pose a future commitment on the part of the Company.

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bednar Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ending February 28, 2011 was $169,814.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:
	Current	Long-Term
	FY2011	FY2012	FY 2013	Totals
Carriage Fees	$1,200,550	$411,600	$369,600	$1,981,750
Consulting	223,000	-	-	223,000
Leases	225,540	219,107	180,288	624,935
Other	177,600	3,000	-	180,600
Totals	$1,826,690	$633,707	$549,888	$3,010,285

Legal Matters

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

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies (continued)

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

Pursuant to the terms of the Agreement, (i) all obligations (including remaining debt in the amount of $6,631,659 and accrued interest) under the APA and Commercial Agreements are foreclosed and have no further force or effect; (ii) the Company shall retain all property transferred pursuant to the APA; (iii) TVMW shall retain all compensation paid for by the Company; (iv) the Company shall issue TVMW 1,750,000 shares of its common stock, par value $0.00001 per share; (v) the Company shall pay to Televisual Media one hundred thousand dollars ($100,000); and (vi) the Company shall make twenty monthly payment installments of fifty thousand dollars ($50,000) each, totaling one million dollars ($1,000,000), payable to Televisual Media Works, LLC on the first day of each month, commencing on August 1, 2010. The first eight monthly payment installments must be in cash by wire transfer with the remaining twelve payments, at the election of the Company, paid in either cash or common stock.  See Note 6 for calculation of the gain on extinguishment of debt.

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

As a result of this agreement, the Company performed an evaluation under FASB ASC 350-30-35 “Intangibles – Goodwill and Other: Subsequent Measurement, General”. Management’s conclusion upon completion of the evaluation was that there was an impairment loss in the amount of $7,269,830 recognized for the year ended February 28, 2011.

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

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies (continued)

Other Matters

In December 2005, the Company acquired Maupintour LLC On March 1, 2007. The Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007 the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities as a result of this matter and has recorded an accrual in other current liabilities at February 28, 2011.

As of February 28, 2011, management believes that very few of the contingent liabilities will be realized.

Note 13 – Segment Reporting

Accounting Standards Codification 280-16 “Segment Reporting”, established standards for reporting information about operating segments in annual consolidated financial statements and required selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products, services, and geographic areas.  Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

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

The tables below present information about reportable segments for the years ended February 28, 2011 and February 28, 2010:

	2011	2010

Revenues:
Media	$1,519,634	$595,491
Travel	1,023,366	724,734
Consolidated revenues	$2,543,000	$1,320,225

	2011	2010

Operating Expenses:
Media	$9,169,956	$3,125,820
Travel	226,048	342,556
Segment expense	9,396,004	3,468,376
Corporate	1,190,166	3,759,302
Consolidated operating expenses	$10,586,170	$7,227,677

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

	2011	2010

Depreciation and amortization:
Media	$-0-	$35,064
Travel	372	39,480
Segment total	372	74,544
Corporate	2,201,973	1,653,348
Consolidated depreciation and amortization	$2,202,345	$1,727,892

The table below shows information regarding segment assets for the years ending February 28, 2011 and 2010:
	2011	2010

Segment assets:
Media	$4,535,777	$15,229,701
Travel	9,054	176,044
Segment total	4,544,825	15,405,745
Corporate	-0-	-0-
Total assets	$4,544,825	$15,405,745

The Company did not generate any revenue outside the United States for the years ended February 28, 2011 and February 28, 2010, and the Company did not have any assets located outside the United States.

Note 14 – Fair Value Measurements

The Company’s adopted new guidance under ASC Topic 820, effective January 1, 2009. New authoritative accounting guidance (ASC Topic 820-10-15) under ASC Topic 820, Fair Value Measurements and Disclosures, delayed the effective date of ASC Topic 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until 2009.

ASC Topic 820 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and requires disclosures for assets and liabilities measured at fair value based on their level in the hierarchy.  Further new authoritative accounting guidance (ASU No. 2009-05) under ASC Topic 820, provides clarification that in circumstances in which a quoted price in an active market for the identical liabilities is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Note 14 – Fair Value Measurements (Continued)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, ”Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities as of February 28, 2011 which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	2/28/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A convertible redeemable preferred stock with reset provisions	$538,328	-0-	-0-	$538,328
Convertible promissory note with embedded conversion option	135,348	-0-	135,348	-0-
Total	$673,676	-0-	$135,348	$538,328

Note 15 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009.  The Company evaluated subsequent events for the period from February 28, 2011, the date of these consolidated financial statements, through June 13, 2011, which represents the date these consolidated financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after June 13, 2011.

In March 2011, the Company received $225,000 in “bridge loans” and in connection with these loans issued 450,000 shares of the Company’s common stock, par value $0.00001 per share, as a fee for these transactions. Simultaneously, the Company converted these loans and issued 1,125,000 shares of the Company’s common stock and 2,250,000 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.25 per share.  In April 2011, the Company converted $281,403 of “bridge loans’ received during the year ended February 28, 2011 into 1,407,016 shared of the Company’s common stock and 2,814,032 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.25 per share.  In May, 2011, the Company converted $371,000 of “bridge loans” received during the year ended February 28, 2011 into 4,000,000 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.25 per share.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 15 – Subsequent Events (continued)

In March 2011, three shareholders holding 21 day to 90 day convertible promissory notes dated between December 14, 2010 and February 18, 2011, converted their notes to shares of the Company’s common stock.  In April 2011, a shareholder partially converted their promissory note into shares of the Company’s common stock.  As a result the Company issued 2,000,000 shares of its common stock and issued 4,000,000 three (3) years warrants with an exercise price of $.25 per share to the shareholder.

In March 2011, the Company received $50,000 in consideration for issuing a 9 month, 8% convertible promissory note maturing on December 16, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 1,962,067 shares per the terms of the agreement. In April 2011, the reserve was increased by 3,498,120 shares per terms of the agreement. The note holder, at their option, has the right from time to time, and at any time on or prior to the later of (I) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 55% multiplies by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In March, April and May 2011, the Company issued 2,350,000 shares of common stock at purchase prices between $0.10 and $0.20 per share, for an aggregate purchase price of $323,750.  Additionally, the Company issued to these Investors 2,500,000 three (3) years warrants with an exercise price of $0.25 per share and 2,200,000 three (3) year warrants with an exercise price of $0.15 per share.

In March, April, May and June 2011, the Company issued approximately 1,319,612 shares of common stock, 40,000 three (3) year warrants with an exercise price of $0.15 per share, 230,000 three (3) year warrants with an exercise price of $0.20 per share and 4,098,330 three (3) year warrants with an exercise price of $0.25 per share in exchange for services rendered valued at approximately $348,399. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 1.07% to 1.20%, dividend yield -0-%, volatility factor 132.88 % to 134.25 % and expected life of 1.5 years.

In March 2011, the Company consummated a series of transactions with a Board Member and Shareholder. The Company entered into an agreement terminating an original promissory note dated January 25, 2010 (see footnote 8 - Related Party Transactions).  The balance of the note payable as of February 28, 2011 is $925,000.  In satisfaction of the outstanding balance the Company:  entered into a one year, six (6%) convertible promissory maturing on April 6, 1012 in the amount of $500,000 which can be converted into shares of the Company’s common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 of which 2,125,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The remaining 125,000 shares valued at $25,000 were issued to the board member/shareholder in satisfaction of a remaining balance due from the board members/shareholder daughter’s investment in the Company also transacted in March 2011. The board member also exercised 1,050,000 warrants into shares of the Company’s common stock in a cashless transaction.

In March and April 2011, the Company issued 210,096 shares of common stock in connection with accounts payable conversion agreements valued at $24,768.

In March 2011, the Company entered into warrant exchange agreements hereby cancelling 2,150,000 warrants previously valued at $241,265 and issuing 1,750,000 shares of common stock $332,500. Additionally, 200,000 warrants were cancelled and replaced with new warrants and terms.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 15 – Subsequent Events (continued)

In March 2011, the Company issued 60,000 shares of the Company’s common stock, par value $0.00001 per share, valued at $15,000 to an executive in accordance with their employment agreement.

In March 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 and a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agent to reserve 765,000 shares per the terms of the agreement. The note holder, at their option, has the right from time to time, and at any time on or prior to the later of (I) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The lender shall have the option to convert the outstanding principal of this note at a Fifty Percent (50%) discount to the “Fair Market Value” (the “Conversion Rate”) but not to exceed Ten Cents ($0.10) per share. However, should the Borrower effect a forward split, the ceiling price of Ten Cents ($0.10) per share shall be discounted down according to the split ratio and notwithstanding, the ceiling prices shall be negotiable at the Lender’s request.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).  “Fair Market Value” on a date shall be the lesser of : (i) the closing bid price for the date immediately preceding the date of conversion excluding any trades which are not bona fide arm’s length transactions or (ii) the average of the last Five (5) trading days closing volume weighted average price.

In March 2011, the Company re-issued 80,000 shares of Treasury Stock as a fee for a consulting agreement at a cost of $70,400.

In April 2011, the Company converted $70,000 of “bridge loans’ received during the year ended February 28, 2011 into a convertible promissory note with a maturity date of June 13, 2011.  If payment of the promissory note is not made by maturity date, the holder of the note has the right to convert the $70,000 into 350,000 shares of common stock, valued at $0.20 per share and receive 700,000 three (3) year warrants exercisable at $0.25 per share.

In April 2011, the Company issued 2,000,000 shares of common stock to a related party shareholder in compliance with a November 17, 2010 stock loan agreement by replenishing shares loaned by the recipient to a third party.

In April 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends in arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $87,230.

In April 2011, the Company entered into a secured convertible promissory note in the amount of $1,500,000 with a related party shareholder solely for the Holder’s surrender of a promissory note dated January 25, 2010 previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon any conversion of this note, the conversion price up until July 15th, 2011 shall be the lesser of $0.20 per share or equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  From July 16th, 2011 the conversion price shall equal the variable conversion price. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%); provided, however, that in no event shall the variable conversion price at any time be less than $0.10. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 15 – Subsequent Events (continued)

In April 2011, the Company entered into a secured convertible promissory note in the amount of $4,388,526 with a related party shareholder solely for the Holder’s surrender of a promissory note dated January 25, 2010 previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon conversion of this note, conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In April 2011, the Company entered into a secured convertible promissory note in the amount of $211,000 with a related party shareholder solely for the Holder’s surrender of a promissory note dated January 25, 2010 previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon conversion of this note, conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

In April 2011, the Company entered into an agreement with Pat LaVecchia, requiring the Company to issue him up to 2,000,000 shares of the Company’s common stock. No shares have been issued as of June 13, 2011.

In May 2011, the Company received $100,000 from a related party shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on December 15, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be the lesser of $0.20 per share or equal the variable conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  The “variable conversion price” shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. From August 16, 2011 the conversion price shall be equal the Variable Conversion Price.

In May 2011, the Company received $100,000 from a related party shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on December 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Additionally, it was agreed upon, as part of this new convertible promissory note, that a $50,000 90 day convertible promissory note issued on December 14, 2010, to the same related party shareholder, be rolled into the May 2011 promissory note with a total principal amount due of $150,000.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements

Note 15 – Subsequent Events (continued)

On May 12, 2011, the Company received $125,000 from a related party shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 11, 2012. The note can be converted into common stock of the Company at $.05 per share for the first ninety days (up to August 15, 2011) and thereafter at a floating rate. Consequently, on May 16, 2011 the Company entered into a secured convertible promissory note with the same related party shareholder which combined a previous convertible promissory note dated November 17, 2010 valued at $100,000 with the $125,000 convertible promissory note dated May 12, 2011, totaling $225,000. The new convertible promissory note accrues interest at a rate of six (6%) per annum with a maturity date of May 31, 2012. As part of this agreement the Company has issued 2,700,000 warrants as interest and penalty on the $100,000 November 17, 2010 convertible promissory note with an exercise price of $0.50 per share which expires on May 12, 2014. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price.  Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The “variable conversion price” shall mean 90% of the average closing price for the common stock during the ten (10) trading day period ending on the latest complete Trading Day prior to the Conversion Date, provided, however, that in no event shall the variable conversion price at any time be less than ten cents ($0.10) per share. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

On June 3, 2011, Next 1 Interactive, Inc., a Nevada Corporation (the “Company”), entered into an Asset Purchase Agreement (the “APA”) with Omniverse, a sole proprietorship, New Media Buys, a sole proprietorship, and Jason M. DeMeo, individually (collectively, the “Sellers”).

On June 3, 2011, the Company entered into an employment agreement (the “Employment Agreement”) with Jason M. DeMeo, individually, pursuant to which Mr. DeMeo will serve as the Company’s Senior Vice President of Network Operations (the “Senior VP”).  The term of the Employment Agreement is for a period of thirty-two (32) months, commencing on June 3, 2011, and expiring on February 28, 2014 (the “Term”).