Form 10-Q
period 2011-05-31
Next 1 Interactive, Inc.
filed 2011-07-19
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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
☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes      ☒ No

As of July 18, 2011, there were 83,537,501 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31, 2011	February 28, 2011

Assets
Current Assets
Cash	$-	$419,817
Accounts receivable, net of allowance for doubtful accounts	336,471	376,807
Stock subscriptions receivable	-	263,415
Prepaid expenses and other current assets	47,156	48,878
Security deposits	304,681	260,402
Total current assets	688,308	1,369,319

Website development costs, net	276,409	336,352
Amortizable intangible assets, net	2,593,379	2,839,154
Total assets	$3,558,096	$4,544,825

Liabilities and Stockholders' Deficit
Current Liabilities
Bank Overdraft	$23,173	$-
Accounts payable and accrued expenses	3,013,333	2,884,838
Other current liabilities	1,021,655	1,023,476
Derivative liabilities - convertible promissory notes	4,097,836	135,348
Derivative liabilities - preferred series A	198,268	538,328
Convertible promissory notes, net of discount of $3,774,745 and $106,745, respectively	3,795,481	228,255
Convertible promissory notes - related party, net of discount of $5,912 and $69,772, respectively	64,088	422,428
Other advances	68,000	257,000
Other notes payable	136,959	6,927,870
Shareholder loans	538,000	1,042,393
Capital lease payable - current portion	53,580	51,239
Notes payable - current portion	1,089,384	1,274,384
Total current liabilities	14,099,757	14,785,559

Capital lease payable - long-term portion	11,100	25,405

Total liabilities	14,110,857	14,810,964

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized;
and 583,243 and 663,243 shares issued and outstanding at
May 31, 2011 and February 28, 2011, respectively	5,832	6,632
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at May 31, 2011
and February 28, 2011, respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at May 31, 2011
and February 28, 2011, respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized;
72,194,460 and 55,015,065 shares issued; 72,116,960 and 54,857,865 shares
outstanding at May 31, 2011 and February 28, 2011, respectively	728	549
Additional paid-in-capital	47,567,135	43,067,860
	47,573,695	43,075,041
Accumulated deficit	(58,071,070)	(53,215,394)
Treasury stock, at cost 77,500 shares at May 31, 2011 and 157,500 shares at February 28, 2011, respectively	(55,386)	(125,786)
Total stockholders' deficit	(10,552,761)	(10,266,139)

Total liabilities and stockholders' deficit	$3,558,096	$4,544,825

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the three months ended
	May 31,
	2011	2010

Revenues
Travel and commission revenues	$177,267	$344,807
Advertising revenues	116,970	335,985
Total revenues	294,237	680,792

Cost of revenues	1,365,176	2,464,083

Gross loss	(1,070,939)	(1,783,291)

Operating expenses
Salaries and benefits	448,187	401,546
Selling and promotions expense	28,226	263,304
General and administrative	2,000,612	2,031,453
Total operating expenses	2,477,025	2,696,303

Operating loss	(3,547,964)	(4,479,594)

Other income (expense)
Interest expense	(1,032,112)	(106,061)
Loss on settlement of debt	(111,428)	-
Gain on legal settlement	-	4,903,427
Loss on change in fair value of derivatives	(156,833)	-
Other expense	(19)	(7,692)
Total other income (expense)	(1,300,392)	4,789,674

Net Income (loss)	$(4,848,356)	$310,081

Weighted average number of shares outstanding	65,583,016	33,051,299

Basic and diluted net income (loss per share)	$(0.07)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended

	May 31,
	2011	2010
Cash flow from operating activities:
Net income (loss)	$(4,848,356)	$310,081
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Interest on bridge loan conversions	862,523	-
Loss on settlement of debt	111,428	-
Gain on legal settlement	-	(4,903,427)
Depreciation and amortization	305,718	540,585
Amortization of discount on notes payable	936,405	36,226
Amortization of finance fees	8,425	602,314
Stock based compensation and consulting fees	383,399	193,783
Loss on change in fair value of derivatives	156,833	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,336	(11,826)
Decrease (increase) in prepaid expenses and other current assets	(6,703)	(11,742)
Increase in security deposits	(44,279)	(5,500)
Increase in accounts payable and accrued expenses	419,837	417,266
Increase (decrease) in other current liabilities	(1,821)	(138,335)
Net cash used in operating activities	(1,701,255)	(2,970,575)

Cash flows from investing activities:
Technology development costs	-	(117,410)
Net cash used in investing activities	-	(117,410)

Cash flows from financing activities:
Bank overdraft	23,173	-
Proceeds from convertible promissory notes non-related party	668,500	-
Other payments on advances	(19,436)	-
Proceeds from other notes payable	130,000	3,134,056
Principal payments of other notes payable	(130,000)	-
Proceeds from shareholder loans	50,000
Principal payments on notes payable	(20,000)	-
Principal payments on capital lease	(11,964)	(12,095)
Proceeds from the collection of stock subscription receivable	242,415
Proceeds from the sale of common stock and warrants	348,750	-
Net cash provided by financing activities	1,281,438	3,121,961

Net increase (decrease) in cash	(419,817)	33,976

Cash at beginning of period	419,817	211,905

Cash at end of period	$-	$245,880

Supplemental disclosure:
Cash paid for interest	$3,271	$3,141

Supplemental disclosure of non-cash investing and financing activity:
During the three months ended May 31, 2011, the Company issued 1,319,612 shares and 4,418,330 warrants valued at $348,399 for services rendered.
During the three months ended May 31, 2011, the Company issued 4,053,571 shares and 6,250,000 warrants valued at $1,127,002 for the conversion of debt.
During the three months ended May 31, 2011, the Company issued 3,857,016 shares and 13,114,032 warrants valued at $2,264,292 in connection with the issuance of debt instruments.
During the three months ended May 31, 2011, the Company issued 2,250,000 shares valued at $400,000 in connection with the settlement of debt instruments.
During the three months ended May 31, 2011, the Company issued 60,000 shares to employees valued at $15,000.
During the three months ended May 31, 2011, the Company issued 210,096 shares valued at $38,291 in the connection with the conversion of accounts payable.
During the three months ended May 31, 2011, the Company issued 436,000 shares valued at $87,316 in connection with the conversion of 80,000 shares of Preferred Series A stock, which included $7,320 in Preferred dividends.

During the three months ended May 31, 2011, the Company re-issued shares held in Treasury valued at $70,400 in connection with issuance of shares to a consultant.

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

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

The media division targets real estate and travel. The Company broadcasts a 24/7 digital television network called “R&R TV” via satellite and cable carriers. In addition, the Company delivers other digital targeted content via Broadband, Web, Print and Mobile. The Company’s other media platforms include a real estate Video-On-Demand (“VOD”) channel called Home TV on Demand (“Home TV”), a web radio network called “R&R Radio” and multiple websites including “RRTV.com”, which features live streaming of its television network over the web. Revenues from the media division include advertising fees from advertisements and programming aired on the R&R TV network and production services.

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

Basis of Presentation and Going Concern

The unaudited consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2011, which is included in the Company's Form 10-K for the year ended February 28, 2011. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts, valuation of intangible assets, accrued expenses and derivative liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with insignificant interest rate risk and original maturities of 90 days or less.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

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

During the three months ended May 31, 2011 and 2010, the Company identified and recognized impairment losses of $-0- and $-0-, respectively, on long-lived assets.

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

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the three months ended May 31, 2011 and 2010 was $305,718 and $540,585, respectively.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

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

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimate and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

	May 31, 2011	May 31, 2010
Series A convertible preferred stock issued and outstanding	583,243	663,243
Series B convertible preferred stock issued and outstanding	-0-	-0-
Series C convertible preferred stock issued and outstanding	-0-	-0-
Warrants to purchase common stock issued, outstanding and exercisable	60,431,724	12,972,362
Shares on convertible promissory notes	16,349,270	-0-
	77,364,237	13,635,605

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Barter revenue of approximately $0 and $84,400 has been recognized for the three months ended May 31, 2011 and 2010 respectively, and barter expenses of approximately $0 and $248,000 has been recognized for the three months ended May 31, 2011 and 2010 respectively.

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

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the three months ended May 31, 2011 and May 31, 2010 was $-0- and $263,000, respectively.

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

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

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

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See note 15for Fair Value footnote.

Reclassifications

Certain amounts previously reported in the fiscal year ended February 28, 2011 have been reclassified to conform to the classifications used in the three months ended May 31, 2011. Such reclassifications have no effect on the reported net loss.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an update to Accounting Standards Codification (ASC) No. 220, “Presentation of Comprehensive Income,” which eliminates the option to present other comprehensive income and its components in the statement of shareholders’ equity. The Company can elect to present the items of net income and other comprehensive income in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. Under either method the statement would need to be presented with equal prominence as the other primary financial statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted.

In May 2011, the FASB issued guidance to amend the requirements related to fair value measurement which changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. The Company will adopt this guidance at the beginning of its first quarter of fiscal year 2013.  Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2011, the FASB temporarily delayed the effective date of amended guidance regarding disclosures about troubled debt, the credit quality of financing receivables and the allowance for credit losses.  This amended guidance is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses by providing disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  The new effective date of this amended guidance requires the Company to adopt this amended guidance on the disclosures for interim and annual periods ending after June 15, 2011.  The adoption of this guidance on disclosures will not have an impact on the Company’s consolidated financial statements or disclosures with regard to financing receivables

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

In December 2010, the FASB issued amended guidance concerning testing for impairment of goodwill where an entity has one or more reporting units whose carrying value is zero or negative.  The amended guidance requires the entity to perform a test to measure the amount, if any, of impairment to goodwill by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its third quarterof fiscal year 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

In December 2010, the FASB issued amended guidance concerning disclosures of pro forma information for business combinations.  The amended guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amended guidance also expands the supplemental pro forma disclosures to include a description of and the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company is required to adopt this amended guidance for fiscal years or interim periods beginning after December 15, 2011.  The Company will adopt this guidance at the beginning of its third quarter of fiscal year 2012.  The Company does not expect that adoption of the amended guidance will have an impact on the Company’s consolidated financial statements or disclosures to those financial statements.

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

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $58,071,070 and a working capital deficit of $13,411,449 at May 31, 2011, net losses for the three months ended May 31, 2011 of $4,848,356 and cash used in operations during the three monthsended May 31, 2011 of $1,458,840.  While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

Note 3 – Property and Equipment

As of May 31, 2011 and 2010, respectively, the Company did not record property and equipment on its books and records.  Any property and equipment previously recorded was fully impaired and written off. Therefore there was no depreciation expense recorded for the three months ended May 31, 2011 and 2010.

Note 4 – Website development costs and Intangible Assets

The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

	May 31, 2011
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	2.5 years	$7,938,935	$5,564,441	$2,374,494
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.1 years	719,323	442,914	276,409
Trade Name	5.2 years	291,859	72,974	218,885
		$14,653,946	$11,784,158	$2,869,788

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $305,718 and $540,585 for the three months ended May 31, 2011 and 2010, respectively.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 5 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at May 31:

2011
Trade accounts payable	$2,460,865
Accrued interest	248,494
Deferred salary	93,385
Accrued expenses - other	210,589
Totals	$3,013,333

Note 6 – Notes Payable

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

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $818,944, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011 (see Convertible Promissory Note 9).  As of May 31, 2011, the Company’s loan payable balance was $753,944.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. The remaining principal balance of the note is $280,440 as of May 31, 2011 and the note is in default.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 still owed as of May 31, 2011 and the note is in default.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of May 31, 2011, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000 and the note is in default.

On November 17, 2010, the Company entered into a demand note for the principal sum of $100,000.  The terms of the loan is set for three weeks with the loan due and payable as of December 8, 2010.  The lender has the option to receive payment of the loan in the amount of $100,000 plus 100,000 warrants for Next 1 Interactive common stock at $0.50 per share for a 3 year term or an alternative form of repayment.  The alternative form of repayment gives the lender the right to have the loan amalgamated into an existing subscription agreement with the Noteholder, under the same terms of $0.50 per share with twowarrants per share exercisable at $1.00 per share with a three year term. As of May 31, 2011, the Company has not issued the warrants to the lender and on May 16, 2011, entered into a convertible promissory note agreement rolling the balance of $100,000, adjoining an additional note for $125,000 into a new convertible promissory note of $225,000.  See Note 11.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 6 – Notes Payable (continued)

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the three months ending May 31,
2012	$1,089,384
2013	-0-
2014 and thereafter	-0-
total	$1,089,384

Interest expense on the notes payable was $18,010 and $53,000 for the three months ended May 31, 2011 and 2010, respectively.

Note 7 – Capital Lease Payable

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party.The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. Interest expense on the lease was $3,271 and $3,141 for the three months ended May 31, 2011 and 2010, respectively.

The following is a schedule by year of future minimum payments required under the lease together with their present value as of May 31, 2011.

Three months ending May 31:	2011
2012	$60,945
2013	11,377
2014	-0-
Total minimum lease payment	72,322
Less amount representing interest	7,642
Present value of minimum lease payments	64,680
Less current portion	53,580
Long-term portion	$11,100

Interest expense paid on the capital lease was $3,271 and $3,141during the fiscal three months ended May 31, 2011 and 2010, respectively.

Note 8 – Other Notes Payable

Related Party

During the three months ending May 31, 2011, the Company repaid approximately $19,436 of the balance owed to a director and officer of the Company and as of May 31, 2011 a principal balance of $1,883 remains.  The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense on the note was approximately $1,500 and $1,600, respectively for the three months ended May 31, 2011 and 2010.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 8 – Other Notes Payable (continued)

The Company has a loan payable to a party that is related to an existing director/officer for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the loan was approximately $870 and $800, respectively for the three months ended May 31, 2011 and 2010.

The Company has a loan payable with an unrelated entity where the same director/officer is president and as of May 31, 2011, the Company owes approximately $5,000. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was approximately $3,000 and $7,600, respectively for the three months ended May 31, 2011 and 2010.

Non Related Party

On March 5, 2010, the Company entered into a promissory note with a former chairman/director (“holder”) of the Company. Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. As an incentive, the Company, on April 30, 2010, issued 850,000 warrants to the holder with a three-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. As part of the original agreement on July 12, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $22,372 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share.

Additionally, on July 23, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,427 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $230,880 in prepaid finance fees upon origination and amortized approximately $-0- and $27,000 in expense, respectively for the three months ended May 31, 2011 and 2010. Interest charged to operations relating to this note was $4,052 and $6,000, respectively for the three months ended May 31, 2011 and 2010. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 1,050,000 warrants into common shares, converted $450,000 of principal owed under the current note into 2,250,000 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the holder's daughter. See footnotes 11 and 12.

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company. Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.  Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.3 million in prepaid finance fees upon origination and amortized approximately $-0- and $575,000 in expense, respectively for the three months ended May 31, 2011 and 2010. Interest charged to operations relating to this note was $46,369 and $6,000, respectively for the three months ended May 31, 2011 and 2010. During the three months ended May 31, 2011, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011, the former note, plus accrued interest was converted into three convertible promissory notes totaling $6,099,526.  See Note 11.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 8 – Other Notes Payable (continued)

For the three months ended May 31, 2011, the Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000.  The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan.The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $8,425 and $-0- in expense, respectively for the three months ended May 31, 2011 and 2010. Interest charged to operations relating to this note was $1,580 and -0-, respectively for the three months ended May 31, 2011 and 2010.

Note 9 – Other Advances

Related Party

During the three months ended May 31, 2011, the Company converted $168,000 of “bridge loans”.  The Company, as part of a conversion agreement dated April 13, 2011, of which the $98,000 was included along with $183,393 of shareholder loans, issued 1,407,016 shares of common stock and 2,814,032  3 year warrants with an exercise price $0.25 per share valued at $504,860 incurring one time interest only fee of approximately $223,000.  The remaining $70,000 was converted on April 13, 2011 into a convertible promissory note, see footnote 11. The remaining principal balance as of May 31, 2011 totaled $18,000.

Non Related Party

During the three months ended May 31, 2011, the Company converted $21,000 of “bridge loans” and was rolled into a new convertible promissory note dated April 15, 2011, see footnote 11.  The remaining principal balance as of May 31, 2011, totaled $50,000.

Note 10 – Shareholder Loans

During the three months ended May 31, 2011, the Company received cash advances amounting to $25,000 from shareholders. In addition, 3,407,016 shares in common stock and 6,814,032 warrants were issued as $554,393 of shareholder loans were converted into equity instruments.  The remaining principal balance as of May 31, 2011 totaled $538,000.

Note 11 – Convertible Promissory Notes

Non Related Party

On December 14, 2010, the Company received $50,000 in consideration for issuing a 90 day, 10% convertible promissory note to one of its shareholders maturing on March 14, 2011.  In connection with the note, the Company issued to the shareholder a 100,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share. Additionally, the Company issued to the holder of the note 100,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of five years. These warrants were valued using the Black–Scholes method between $0.1586 and $0.1645 per share, resulting in a total value of $32,250 assuming a fair value per share of $0.39, risk-free interest rate of 2.08% and 129.97% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $27,500 on the note, which is being amortized over the term of the note using the straight line method. During the three months ended May 31, 2011, $4,244 of the discount was charged to expense. Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $1,055 and $0 respectively. On May 13, 2011 an agreement was entered into with the noteholder rolling over the $50,000 in combination with $100,000 proceeds received on May 13, 2011, into a new promissory note entered into on May 13, 2011 totaling $150,000.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 11 – Convertible Promissory Notes (continued)

On December 17, 2010, the Company received $250,000 in consideration for issuing a 90 day, 10% convertible promissory note maturing on March 14, 2011.  In connection with the note, the Company issued to the shareholder 1,000,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share.  The Noteholder, at their option, may convert the current loan balance at any time until the loan is repaid in shares of the Company at $0.50 per share. The warrants were valued using the Black–Scholes method at $0.164 per share, resulting in a total value of $164,000 assuming a fair value per share of $0.39, risk-free interest rate of 1.97% and 129.97% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $150,000 on the note, which is being amortized over the term of the note using the straight line method. During the three months ended May 31, 2011, $32,251 of the discount was charged to expense. Interest charged to operations relating to this note the three months ended May 31, 2011 and 2010 amounted to $1,110 and $0 respectively. On March 30, 2011, 1,250,000 shares of the Company’s common stock and 2,500,000 three (3) year warrants with an exercise price of $0.25 per share were issued to the note holder upon conversion of the promissory note.

On January 11, 2011, the Company received $200,000 in consideration for issuing a 30 day, 6% convertible promissory note to one of its former board member/shareholder maturing on February 11, 2011. In connection with the note, the Company issued to the shareholder a 500,000, three-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.40 per share. Additionally, the Company issued to the holder of the note 500,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of three years. These warrants were valued using the Black–Scholes method between $0.0799 and $0.0928 per share, resulting in a total value of $86,355 assuming a fair value per share of $0.27, risk-free interest rate of 2.08% and 129.33% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.40 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $124,000 on the note, which is being amortized over the term of the note using the straight line method. During the three months ended May 31, 2011, $-0- of the discount was charged to expense, as the discount has been fully amortized. Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $3,072 and $0 respectively and the note is in default.

On January, 11, 2011, the Company issued a 365 day convertible promissory note in the amount of $117,200 to one of its shareholders, former chief operating officer and board member. The promissory note was issued in satisfaction of unpaid salary, deferred salary, a previous $10,000 outstanding loan to the Company and unpaid interest on the loan. This note bears interest at five percent per annum and matures on January 10, 2012.  The note holder, at their option, may convert the current loan balance at any time until the loan is repaid in shares of the Company at $0.50 per share or the lowest price the Company’s common stock is sold in a public financing. As required, the Company evaluated the conversion feature of the note resulting in a debt discount of $41,000 which is being amortized over the term of the loan using the straight line method. During the three months ended May 31, 2011, the Company amortized approximately $17,665 of debt discount which was charged to expense.  Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 was amounted to $1,053 and $0 respectively. On April 8, 2011, 375,000 shares of the Company’s common stock and 750,000 three (3) year warrants with an exercise price of $0.25 per share were issued to the note holder upon partial conversion of the promissory note.

On February 18, 2011, the Company received $50,000 in consideration for issuing a 21 day convertible promissory note to one of its shareholders. In lieu of interest the Company issued as a onetime payment of 100,000 common shares of the Company’s Common Stock. The noteholder, at their option, may convert the current loan balance at any time during the term of the loan at the lower of $0.20 per share or at the same pricing terms on which the Company is being funded with its institutional closing scheduled for completion by February 28, 2011. The Company allocated $46,500 to the beneficial conversion feature (“BCF”) and amortized it over the life of the loan. The note is secured by a security interest in accounts receivable. During the three months ended May 31, 2011, $24,360 of the BCF was amortized to expense. On March 8, 2011, 250,000 shares of the Company’s common stock and 500,000 three-year warrants with an exercise price of $0.25 per share were issued to the note holder upon conversion of the promissory note.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 11 – Convertible Promissory Notes (continued)

On February 14, 2011, the Company received $75,000 in consideration for issuing three 21 day convertible promissory notes to three of its shareholders, containing a maturity date of March 7, 2011. In lieu of interest the Company issued as a onetime payment 150,000 common shares of the Company’s Common Stock.  Each noteholder, at their option, may convert the current loan balance at anytime during the term of the loan at the lower of $0.20 per share or at the same pricing terms at which the Company is being funded with its next institutional closing. The Company allocated the proceeds from the issuance of this note and the shares issued in lieu of interest based upon the relative fair value for each item.  Consequently, we recorded a discount of $26,250 on the notes, which is being amortized over the terms of the note using the straight line method.  During the three months ended May 31, 2011, $8,736 of the discount was charged to expense. The notes are secured by a security interest in accounts receivable. On March 14, 2011, 125,000 shares of the Company’s common stock and 250,000 three-year warrants with an exercise price of $0.25 per share were issued to a note holder upon conversion of one of the promissory notes for $25,000. As of May 31, 2011, the Company is in default with the two remaining notes.

On January 25, 2011, the Company received $85,000 in consideration for issuing a 9 month, 8% convertible promissory note maturing on October 27, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 4,102,977 shares of unissued common stock per the terms of the agreement. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this note to convert all or any part of the outstanding and unpaid principal amount of this note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 55% multiplies by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.Accordingly, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligationsThe fair value of the embedded conversion option liability associated with the funds received during the three months ended May 31, 2011 was valued using the Black-Scholes model, resulting in a fair value of $117,014, previously valued at $135,348 resulting in a gain the change in the fair value of derivatives totaling $18,334. The assumptions used in the Black-Scholes option pricing model at May 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 135.56%, (3) risk-free interest rate of 0.18%, and (4) expected life of 1.00 year. During the three months ending May 31, 2011, $28,428 of the debt discount had been amortized and recorded as interest expense.  Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $1,744 and $0 respectively.

On March 11, 2011, the Company received $225,000 in “bridge loans” from three unrelated parties.  As a fee for the bridge loans the Company issued 225,000 shares of its common stock. Simultaneously, the Company entered into a Conversion Agreement and each note holder converted at $0.20 per share and 1,125,000 shares of common stock were issued along with 2,250,000 warrants exercisable at $0.25 per share with a three year term. The Company allocated the proceeds from the issuance of this note and the shares issued in lieu of interest, plus detachable warrants based upon the relative fair value for each item.  Consequently, we recorded a discount of $225,000 on the notes, which is being amortized over the terms of the note using the straight line method.  During the three months ended May 31, 2011, $225,000 of the discount was charged to expense as the notes were converted to shares and warrants as previously mentioned.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 11 – Convertible Promissory Notes (continued)

On March 14, 2011 the Company received $50,000 in consideration for issuing a 9 month, 8% convertible promissory note maturing on December 16, 2011. Upon execution of this note, the Company instructed the Stock Transfer Agents to reserve 1,962,067 shares per the terms of the agreement. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 55% multiplies by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $50,000 to allocate to the beneficial conversion feature (“BCF”) and amortized over the life of the loan.  During the three months ended May 31, 2011,$22,625 of the BCF was amortized to expense.  Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the funds received during the three months ended May 31, 2011, wasvalued using the Black-Scholes model, resulting in an initial fair value of $50,000. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 130.92%, (3) risk-free interest rate of 0.22%, and (4) expected life of 1.00 year. The value of the conversion option liability underlying the convertible promissory note at May 31, 2011 was $68,832. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $18,832 during the three months ended May 31, 2011, representing the change in fair value. Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 was amounted to $862 and $0 respectively.

On March 17, 2011, the Company consummated a series of transactions with a former Board Member and Shareholder. The Company entered into an agreement terminating an original promissory note dated January 25, 2010 having aremaining balance of $925,000.  In satisfaction of the outstanding balance the Company: entered into a one year, six (6%) convertible promissory maturing on April 6, 2012, in the amount of $500,000 which can be converted into shares of the Company’s common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 of which 2,125,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The 2 year warrants were valued using the Black–Scholes method at $0.0735 per share, resulting in a total value of $264,600 assuming a fair value per share of $0.22, risk-free interest rate of 0.60% and 143.05% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.20 per share. We allocated the principal amount from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $500,000 on the note, which is being amortized over the term of the note using the straight line method. During the three months ended May 31, 2011, $97,125 of the discount was charged to expense. Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $7,035 and $0 respectively. The remaining 125,000 shares valued at $25,000 were issued to the former board member/shareholder in satisfaction of a remaining balance due from the board members/shareholder daughter’s investment in the Company also transacted in March 2011. The former board member also exercised 1,050,000 warrants into shares of the Company’s common stock in a cashless transaction.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 11 – Convertible Promissory Notes (continued)

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 and a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 765,000 shares per the terms of the agreement. The note holder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The lender shall have the option to convert the outstanding principal of this note at a Fifty Percent (50%) discount to the “Fair Market Value” (the “Conversion Rate”) but not to exceed Ten Cents ($0.10) per share. However, should the Borrower effect a forward split, the ceiling price of Ten Cents ($0.10) per share shall be discounted down according to the split ratio and notwithstanding, the ceiling prices shall be negotiable at the Lender's request.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).  “Fair Market Value” on a date shall be the lesser of : (i) the closing bid price for the date immediately preceding the date of conversion excluding any trades which are not bona fide arm's length transactions or (ii) the average of the last Five (5) trading days closing volume weighted average price. The Company allocated $68,500 to the beneficial conversion feature (“BCF”) and is amortizing it over the life of the loan. The note is secured by a security interest in accounts receivable. During the three months ended May 31, 2011, $25,668 of the BCF was amortized to expense.  Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $2,773 and $0 respectively.

On April 15, 2011, the Company entered into a secured convertible promissory note in the amount of $4,388,526 with a former board member solely for the Holder’s surrender of a promissory note, dated January 25, 2010, previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon conversion of this note, conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $344,160 to allocate to the beneficial conversion feature (“BCF”) and amortized over the life of the loan.  Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  The initial fair value of the embedded conversion option liability associated with the funds received during the three months ended May 31, 2011 was valued using the Black-Scholes model, resulting in an initial fair value of $2,437,038. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 133.43%, (3) risk-free interest rate of 0.24%, and (4) expected life of 1.00 year. The value of the conversion option liability underlying the convertible promissory note at May 31, 2011 was $3,073,684. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $636,646 during the three months ended May 31, 2011, representing the change in fair value. During the three months ended May 31, 2011, $306,314 of the BCF was amortized to expense.  Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $33,308 and $0 respectively.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 11 – Convertible Promissory Notes (continued)

On April 15, 2011, the Company entered into a secured convertible promissory note in the amount of $1,500,000 with a former board member solely for the Holder’s surrender of a promissory note, dated January 25, 2010, previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon any conversion of this note, the conversion price up until July 15, 2011, shall be the lesser of $0.20 per share or equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  From July 16 the, 2011 the conversion price shall equal the variable conversion price. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%); provided, however, that in no event shall the variable conversion price at any time be less than $0.10. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $117,647 to allocate to the beneficial conversion feature (“BCF”) and amortized over the life of the loan. Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  The initial fair value of the embedded conversion option liability associated with the funds received during the three months ended May 31, 2011, was valued using the Black-Scholes model, resulting in an initial fair value of $832,981. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 133.43%, (3) risk-free interest rate of 0.24%, and (4) expected life of 1.00 year. The value of the conversion option liability underlying the convertible promissory note at May 31, 2011 was $647,423. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $185,558 during the three months ended May 31, 2011, representing the change in fair value. During the three months ended May 31, 2011, $104,696 of the BCF was amortized to expense.  Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $11,385 and $0 respectively.

On April 15, 2011, the Company entered into a secured convertible promissory note in the amount of $211,000 with a former board member solely for the Holder’s surrender of a promissory note dated January 25, 2010, previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon conversion of this note, conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $16,549 to allocate to the beneficial conversion feature (“BCF”) and amortized over the life of the loan.  Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  The initial fair value of the embedded conversion option liability associated with the funds received during the three months ended May 31, 2011, was valued using the Black-Scholes model, resulting in an initial fair value of $117,173. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 133.43%, (3) risk-free interest rate of 0.24%, and (4) expected life of 1.00 year. The value of the conversion option liability underlying the convertible promissory note at May 31, 2011 was $147,783.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 11 – Convertible Promissory Notes (continued)

The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $30,610 during the three months ended May 31, 2011, representing the change in fair value. During the three months ended May 31, 2011, $14,720 of the BCF was amortized to expense.  Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $1,601 and $0 respectively.

On May 15, 2011, the Company received $100,000 and entered into a one (1) year, 6% secured convertible promissory note maturing on May 15, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011, shall be the lesser of $0.20 per share or equal the variable conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  The “variable conversion price” shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. From August 16, 2011, the conversion price shall be equal the Variable Conversion Price. As required, the Company evaluated the conversion feature of the note and determined that $28,403 to allocate to the beneficial conversion feature (“BCF”) and amortized over the life of the loan.  During the three months ended May 31, 2011, $1,248, of the BCF was amortized to expense.  Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the funds received during the three months ended May 31, 2011 was valued using the Black-Scholes model, resulting in an initial fair value of $28,403. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 133.43%, (3) risk-free interest rate of 0.18%, and (4) expected life of 1.00 year. The value of the conversion option liability underlying the convertible promissory note at May 31, 2011 was $43,100. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $14,697 during the three months ended May 31, 2011, representing the change in fair value. Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 was amounted to $263 and $0 respectively.

On May 13, 2011, the Company received $100,000 from a shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. Additionally, it was agreed upon, as part of this new convertible promissory note, that a $50,000 90 day convertible promissory note issued on December 14, 2010, to the same shareholder, be rolled into the May 2011 promissory note with a total principal amount due of $150,000. As required, the Company evaluated the conversion feature of the note and determined that $90,000 to allocate to the beneficial conversion feature (“BCF”) and amortized over the life of the loan. During the three months ended May 31, 2011, $4,212 of the BCF was amortized to expense. Additionally, the Company determined that as at May 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $444 and $0 respectively.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 11 – Convertible Promissory Notes (continued)

On May 12, 2011, the Company received $125,000 from a shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 11, 2012. The note can be converted into common stock of the Company at $0.05 per share for the first ninety days (up to August 15, 2011) and thereafter at a floating rate. Consequently, on May 16, 2011 the Company entered into a secured convertible promissory note with the same shareholder which combined a previous convertible promissory note dated November 17, 2010 valued at $100,000 with the $125,000 convertible promissory note dated May 12, 2011, totaling $225,000. The new convertible promissory note accrues interest at a rate of six (6%) per annum with a maturity date of May 31, 2012. As part of this agreement the Company has issued 2,700,000 warrants as interest and penalty on the $100,000 November 17, 2010 convertible promissory note with an exercise price of $0.50 per share which expires on May 12, 2014. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of Common Stock at the Conversion Price.  Upon any conversion of this note, the conversion price up until August 15, 2011, shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From August 16, 2011, until maturity the conversion price will equal the “variable conversion price”. The “variable conversion price” shall mean 90% of the average closing price for the common stock during the ten (10) trading day period ending on the latest complete Trading Day prior to the Conversion Date, provided, however, that in no event shall the variable conversion price at any time be less than ten cents ($0.10) per share. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The three (3) year warrants were valued using the Black–Scholes method at $0.0175 per share, resulting in a total value of $38,250 assuming a fair value per share of $0.07, risk-free interest rate of 0.93% and 138.90% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.05 per share. We allocated the principal amount from the issuance of this note and the warrants based on the relative fair value for each item. As required, the Company evaluated the conversion feature of the note and determined that $135,000 to allocate to the beneficial conversion feature (“BCF”) and amortized over the life of the loan. Consequently, we recorded a discount of $173,250 on the note, which is being amortized over the term of the note using the straight line method. During the three months ended May 31, 2011, $6,825 of the debt discount was amortized to expense.  Additionally, the Company determined that as at May 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  Interest charged to operations relating to this note for the three months ended May 31, 2011 and 2010 amounted to $555 and $0 respectively.

Related Party

On April 13, 2011, the Company converted $70,000 of “bridge loans’ received during the year ended February 28, 2011, into an interest free convertible promissory note with a maturity date of June 13, 2011.  If payment of the promissory note is not made by maturity date, the holder of the note has the right to convert the $70,000 into 350,000 shares of common stock, valued at $0.20 per share and receive 700,000 three (3) year warrants exercisable at $0.25 per share. These warrants were valued using the Black–Scholes method at $0.0445 per share, assuming a fair value per share of $0.13, risk-free interest rate of 1.26% and 136.74% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.20 per share. We allocated the proceeds from the issuance of this note and the warrants based on the relative fair value for each item. Consequently, we recorded a discount of $18,200 on the note, which is being amortized over the term of the note using the straight line method. During the three months ended May 31, 2011, $12,288 of the discount was charged to expense.  During June 2011, the Company converted the promissory note in consideration of issuing a new convertible promissory note with a one (1) year, 6% secured convertible note maturing on May 31, 2012.  See subsequent events footnote 16.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 12 – Stockholders’ Deficit

Preferred Stock

The aggregate number of shares of Preferred Stock that the Corporation is authorized to issue up to One Hundred Million (100,000,000), with a par value of $0.01per share.

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

The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. The Company had 583,243 and 663,243 shares issued and outstanding as of May 31, 2011 and 2010, respectively.

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

During the three months ended May 31, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $8,120.Dividends in arrears on the outstanding preferred shares total $43,527 as of May 31, 2011.

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock has certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock.

Therefore, in accordance with ASC 815-40, we determined the fair value of the Preferred Series A stock to be $198,268, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.45%, expected volatility of 134.02%, and expected life of 2 years (based on the current rate of conversion). Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The change in fair value of the Preferred Series A derivative liability resulted in a current year non-operating income to operations of $340,060.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 12 – Stockholders’ Deficit (continued)

The Company has authorized 3,000,000 shares of Series B 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series B Preferred Stock”). The holders of record of shares of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series B Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares into Common Stock at a conversion formula of the greater of (i.e. whichever formula yields the greater number of shares of Common Stock upon conversion): (1) twelve and one-half (12.5) shares of Common Stock for each shareof Series B Preferred Stock converted or (2) the number of shares of Series B Preferred Stock being converted multiplied by a fraction, the numerator of which is $1.00 and the denominator of which is 80% of the lower of (a) the lowest price at which the Company issued a share of Common Stock on orafter January 1, 2006 up to the date of such conversion or (b) the lowest market price of a share of Common Stock up to the date of such conversion.

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

There were no Series B Preferred shares issued and outstanding at May 31, 2011.

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to no votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at May 31, 2011.

Common Stock

During the three months ended May 31, 2011, the Company issued 1,250,000 shares of common stock at a purchase price of $0.20 per share, for an aggregate purchase price of $250,000.  Additionally, the Company issued to these Investors three year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

During the three months ended May 31, 2011, the Company issued 650,000 shares of common stock at a purchase price of $0.20 per share, for an aggregate purchase price of $65,000.  Additionally, the Company issued to these Investors three year warrants to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the three months ended May 31, 2011, the Company issued 450,000 shares of common stock at a purchase price of $0.075 per share, for an aggregate purchase price of $33,750.  Additionally, the Company issued to these Investors three year warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the three months ended May 31, 2011, the Company issued approximately 8,209,978 shares of common stock and 4,270,000 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $348,399. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.74% and 1.20%, dividend yield of -0-%, volatility factor of 132.88% and 137.96% and expected life of 3 years.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 12 – Stockholders’ Deficit (continued)

During the three months ended May 31, 2011, the Company converted a series of bridge loans and promissory notes and issued 4,053,571 shares of the Company’s common stock and 6,250,000 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.25 per share valued at $1,127,002.

During the three months ended May 31, 2011, the Company issued 450,000 shares of the company stock, valued at $225,000; the Company issued 3,407,016 shares of the Company stock and 10,414,032 three (3) year warrants with an exercise price of $0.25 per share valued at $1,638,342; the Company issued 2,700,000 three (3) year warrants to purchase shares of the Company’s common stock with an exercise price of $0.50 per share valued at $173,250.  The Company incurred these transactions, plus $176,700 in beneficial conversion costs, in association with the issuance of convertible promissory notes. Additionally, the Company increased its share reserves, in accordance to agreements, by 5,460,187 shares.

During the three months ended May 31, 2011, the Company consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010.  In satisfaction of the $925,000 due on the outstanding promissory note the Company:  entered into a one year, six (6%) convertible promissory maturing on April 6, 1012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 of which 2,125,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The remaining 125,000 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member’s daughter's investment in the Company also transacted in during the three months ended May 31, 2011. The former board member also exercised 1,050,000 warrants into shares of the Company's common stock in a cashless transaction.

During the three months ended May 31, 2011, the Company issued 60,000 shares valued at $15,000 to an employee for services rendered.

During the three months ended May 31, 2011, the Company issued 210,096 shares of common stock in exchange for settlement of accounts payable valued at $38,291 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the three months ended May 31, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $8,120.

Common Stock Warrants

At May 31, 2011, there were 60,431,724 warrants outstanding with a weighted average exercise price of $0.56 and weighted average life of 2.48 years. During the three months ended May 31, 2011, 3,400,000 warrants were exercised.

Treasury Stock

During the three months ended May 31, 2011, the Company’s Board of Directors authorized the re-issuance of 80,000 shares of Treasury Stock as a fee for a consulting agreement at a cost of $20,000. The Company has adopted the cost method of recording treasury stock and records the amounts paid to repurchase stock as an increase to treasury stock with no distinction made between the par value of the stock and the premium paid by the Company and is presented on the balance sheet as a reduction in stockholder’s equity.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 13 - Commitments and Contingencies

The Company currently has agreements in place with a major satellite provider to carry the R&R TV network. The agreement became effective in November 2009 and was for a term of three years but has since been modified. It requiresthe Company to pay carriage fees of approximately $75,000 per week. The Company is heavily reliant on this provider in order to continue broadcasting and was important for the Company’s ability to generate revenues.

The Company also has agreements in place with service providers which are primarily the cost of processing media for the network. These agreements vary in length but pose a future commitment on the part of the Company.

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bednar Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the three months ended May 31, 2011 was $41,000.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:
	Current	Long-Term
	FY2012	FY2013	FY2014	Totals
Carriage Fees	$746,100	$411,600	$369,600	$1,527,300
Consulting	155,500	-	-	155,500
Leases	212,313	195,436	182,011	589,760
Other	151,800	-	-	151,800
Totals	$1,265,713	$607,036	$551,611	$2,424,360

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

Other Matters

In December 2005, the Company acquired Maupintour LLC On March 1, 2007. The Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007 the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual in other current liabilities at May 31, 2011.

As of May 31, 2011, management believes that very few of the contingent liabilities will be realized.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 14 – Segment Reporting

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

The tables below present information about reportable segments for the three months ended May 31, 2011 and May 31, 2010:

	2011	2010

Revenues:
Media	$116,970	$335,986
Travel	177,267	344,806
Segment revenues	$294,237	$680,792

	2011	2010

Operating Expenses:
Media	$1,168,776	$1,817,451
Travel	58,128	90,389
Segment expenses	$1,226,904	$1,907,840

	2011	2010

Net Income (Loss):
Media	$(1,051,806)	$(1,481,465)
Travel	119,139	254,417
Segment Net Loss	$(932,667)	$(1,227,048)

The Company did not generate any revenue outside the United States for the three months ended May 31, 2011 and May 31, 2010, and the Company did not have any assets located outside the United States.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 15 – Fair Value Measurements

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity”and ASC 815,”Derivatives and Hedging.”Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 15 – Fair Value Measurements (continued)

The following table sets forth the liabilities as of May 31, 2011, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	5/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A convertible redeemable preferred stock with reset provisions	$198,268	-0-	$-0-	$198,268
Convertible promissory note with embedded conversion option	4,097,836	-0-	4,097,836	-0-
Total	$4,296,104	-0-	$4,097,836	$198,268

Note 16– Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009.  The Company evaluated subsequent events for the period from May 31, 2011, the date of these consolidated financial statements, through July 19, 2011, which represents the date these consolidated financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after July 19, 2011.

During June and July 2011, the Company entered into warrant exchange agreements hereby cancelling 10,726,029 warrants previously issued during equity raises with various exercise prices, with a new exercise price of $0.10 per share.

During June and July 2011, the Company issued approximately 383,500 shares of common stock and 130,000 three (3) year warrants with an exercise price of $0.15 per share, in exchange for services rendered valued at approximately $90,820. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate of 0.94, dividend yield -0-%, volatility factor 139.55 % and expected life of 1.5 years.

During June 2011, the Company issued 1,000,000 shares of common stock valued at $70,000 as part of its agreement with a board member as fees for services rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During June 2011, the Company received $175,000 from two shareholders in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 16 – Subsequent Events (continued)

During June 2011, the Company converted a $25,000 shareholder loan previously received in May 2011, in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011, shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

During June 2011, the Company received $106,000 in consideration for issuing a six month interest free promissory note maturing November 25, 2011.  The payments shall be due and payable as follows:  $26,500 on August 15, 2011; 26,500 on September 26, 2011; $26,500 on October 25, 2011; and $26,500 on November 25, 2011.

During June 2011, the Company converted a $70,000 interest free convertible promissory note with a maturity date of June 13, 2011 with a related party in consideration of issuing a new promissory note with a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

During June 2011, the Company converted an $82,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011, and issued 1,093,333 shares of its common stock.

During June 2011, the Company converted a $21,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011, and combined that with a $25,000 shareholder loan received in May 2011, in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012, totaling $46,000 and issued 275,000 three (3) year warrants with an exercise price of $0.10 per share. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011, shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

During June 2011, the Company received $60,000 in consideration for issuing a 9 month, 8% convertible promissory note maturing on December 16, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 6,933,744 shares per the terms of the agreement. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 55% multiplies by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Next 1 Interactive, Inc.
Notes to Consolidated Financial Statements
May 31, 2011

Note 16 – Subsequent Events (continued)

During June 2011, the Company entered into an amended and restated conversion agreement with a related party shareholder amending an April 13, 2011, conversion agreement and authorized the issuance of 4,221,044 shares of the Company’s common stock to a related party shareholder, pursuant to the “anti-dilution rights” in the Amended and Restated Conversion Agreement.

On June 3, 2011, the Company entered into an Asset Purchase Agreement with Omniverse, a sole proprietorship, New Media Buys, a sole proprietorship, and Jason M. DeMeo, individually where the Company purchased certain specified assets in exchange for the issuance of 3,000,000 shares of the Company’s restricted common stock, par value $0.00001 per share.  In addition, the Company entered into an employment agreement with Jason M. DeMeo, individually, pursuant to which Mr. DeMeo will serve as the Company’s Senior Vice President of Network Operations.

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

Overview

Next 1 Interactive, Inc. (the “Company” or “Next 1”) is a media based company focusing on two segments; travel and real estate. This has been made possible through acquisitions, the most notable of which is the acquisition of Resort and Residence TV (“R&R” or the “Network”) in August of 2009. The Company has plans to expand R&R’s 24/7 full time lifestyle programming network, as well as the introduction of interactive and transactional capabilities. Additionally, the Network has plans to include two distinct video on demand “channels” called R&R Vacation Travel and R&R Homes TV on Demand supported by websites and call centers. This new model will allow consumers their choice of platforms (TV, web, and mobile) to view and transact in both the travel and real estate arenas. The Company believes this new model will provide multiple sources of revenue, mainly from production, interactive applications, advertising, referral/lead generation fees and commissions due to the Company’s existing licenses and expertise in travel and real estate arenas. During our last difficult transition year, the Company saw a dramatic drop in revenues accompanied by significant increases in expenditures to put the model in place. Management believes the Company has reached significant milestones including the launch of the network and that the process is well underway to allow the Company to achieve profitability by the fourth quarter of this fiscal year.

The R&R Network plans to expand its number of households and deploy both Interactive and Video on Demand capabilities over the next three quarters, allowing Next 1 access to roughly 30 million households in the United States. The R&R Network will be supported by Next 1’s digital media relationships and platforms and expertise in the Travel and Real Estate arenas.

In order to accomplish this goal, the Company has and will continue to incur a number of expenditures throughout the balance of the year.  In management’s view, these expenditures are a key investment to allow the Company to secure a foothold in the new interactive platforms for TV. The acquisition of the R&R Network, as well as the elimination or realignment of non-conforming operations has resulted in both a significant drop in revenue from traditional operations while at the same time showed a marked increase in operational costs. These steps are deemed to be essential by management, as they should reposition the Company’s travel and real estate programs to capture potentially very significant new revenue once the R&R Network is launched.

The Company’s targeted focus of its TV Network in the Travel and Real Estate industries combined with its Video-On-Demand and Interactive services for both television and the Internet puts the Company in position to address advertisers’ evolving need to focus on exploiting video opportunities on multiple platforms with the convergence of internet, television and mobile.  The Company has developed and assembled key assets that allow it to provide media and technology solutions for consumers in the Home and Travel arenas across multiple media platforms. These two verticals (Home and Travel) hold significant appeal to advertisers as they continuously remain in the top five advertising spend categories in the North American market. Management believes the steps it is taking now will create a ‘clear differentiation’ in the cable TV space and provide the Company’s shareholders and its clients with a unique and cutting edge solution to both traditional and non-linear platforms to advertise their products.

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

RESULTS OF OPERATIONS

For the Fiscal Quarter Ended May 31, 2011 Compared to the Fiscal Quarter Ended May 31, 2010

Revenues

Our total revenues decreased 57% to $294,237 for the fiscal quarter ended May 31, 2011, compared to $680,792 for the fiscal quarter ended May 31, 2010, a decrease of $386,555. In addition to the general decrease in travel related revenue due to less marketing and sales efforts, the decrease in television advertising is due to reduced programming and significantly less distribution of the R&R television network due to cost constraints.

Revenues from the travel segment decreased 49% to $177,267 for the fiscal quarter ended May 31, 2011, compared to $344,807 for the fiscal quarter ended May 31, 2010, a decrease of $167,540. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The Company directed virtually all of its limited resources to operating the R&R TV network, weakening traditional travel business revenue.

Revenues from advertising decreased 65% to $116,970 for the fiscal quarter ended May 31, 2011, compared to $335,985 for the fiscal quarter ended May 31, 2010, a decrease of $219,015. Advertising revenue is generated from the sale of advertising time on R&R TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received is primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.  The decrease was a result of the Company reducing its significant distribution costs which directly reduced advertising revenue.

Cost of Revenue

Cost of revenues decreased 45% to $1,365,176 for fiscal quarter ended May 31, 2011, compared to $2,464,083 for the fiscal quarter ended May 31, 2010, a decrease of $1,098,907. The costs associated with higher travel revenue in fiscal 2010 were replaced and increased in fiscal 2011 by costs, primarily significant broadcast carriage fees and production, directly associated with the operation of the R&R TV network.

Operating Expenses

Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles.  Our total operating expenses decreased 8% from $2,696,303 for the fiscal quarter ended May 31, 2010 to $2,477,025 for the fiscal quarter ended May 31, 2011, a decrease of $219,278. The decrease was due primarily to a decrease in amortization of intangibles of $666,695, finance and consulting fees incurred in raising capital of $234,867, an increase in payroll and benefits of $46,641, a decrease in legal and accounting fees of $58,741 and consulting fees of $43,172. Various other operating expenses account for the remaining difference of $737,556.

Other Expenses

Interest expense increased 873% to $1,032,112 for fiscal quarter ended May 31, 2011, compared to $106,061 for fiscal quarter ended May 31, 2010, an increase of $926,051 due primarily to the interest recorded on new debt instruments.  Loss on settlement of debt was $111,428 for the fiscal quarter ended May 31, 2011, compared to $-0- for fiscal quarter ended May 31, 2010 due to the settlement of debt through issuance of shares of stock. The Company recorded a loss of $156,833 on the change in fair value of derivative for the fiscal quarter ended May 31, 2011, compared to $-0- for the fiscal quarter ended May 31, 2010. The Company did not record a gain on legal settlement for the fiscal quarter ended May 31, 2011, wherein a gain in the amount of $4,903,427 was recorded for the fiscal quarter ended May 31, 2010.

Net Loss

We had a net loss of $4,848,356 for the fiscal quarter ended May 31, 2011, compared to net income of $310,081 for the fiscal quarter ended May 31, 2010. The increase in loss from 2010 to 2011 was primarily due to the cost incurred to launch and operate a television network as well as the amortization and loss on impairment of significant intangible assets and equity issued in raising capital.  The May 31, 2010 net income included a $4,903,427 gain on legal settlement.

Assets

Our total assets were $3,558,096 at May 31, 2011, compared to $4,544,825 at February 28, 1011. The decrease from fiscal year end was primarily due to a decrease in cash and receivables combined with an increase in derivative liabilities attached to additional debt in the quarter.

Liabilities

Our total liabilities were $14,110,857 at May 31, 2011, compared to $14,810,964 at February 28, 2011.  The decrease from year end was primarily due to a decrease in Notes Payable due to conversions to common stock.

Total Stockholders’ Deficit

Our stockholders’ deficit was $10,552,761 at May 31, 2011, compared to stockholders’ deficit of $10,266,139 at May 31, 2010.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2012	FY2013	FY 2014	Totals
Carriage Fees	$746,100	$411,600	$369,600	$1,527,300
Consulting	155,500	-	-	155,500
Leases	212,313	195,436	182,011	589,760
Other	151,800	-	-	151,800

Totals	$1,265,713	$607,036	$551,611	$2,424,360

Liquidity and Capital Resources

At May 31, 2011, the Company had $-0- cash on-hand, a decrease of $419,817 from $419,817 at the start of fiscal 2011.  The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $1,701,255 for the quarter ended May 31, 2011, a decrease of $1,269,321 from $2,290,576 used during the quarter ended May 31, 2010.  This decrease was due to reduced satellite distribution carriage fees.

Net cash used in investing activities decreased $117,410 to $-0- for the quarter ended May 31, 2011, compared to $117,410 for the quarter ended May 31,  2010.  Investments in web site development in the prior quarter were greater than deposit payments on acquisitions and additional security deposits made in the current quarter.

Net cash provided by financing activities decreased $1,840,523 to $1,281,438, for the quarter ended May 31, 2011, compared to $3,121,961 for the quarter ended May 31, 2010.  This decrease was primarily due to the net increase of $688,500 in convertible promissory notes; a net decrease of $3,123,361 of other notes payable; increase in bank overdraft of $23,173; increase in the proceeds from the sale of equity investments in the amount of $591,165.

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

Currently, revenues provide less than 10% of the Company’s cash requirements.  The remaining cash need is derived from raising additional capital.  The current monthly cash burn rate is approximately $500,000.  We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability by the fourth quarter of fiscal 2012.

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

Intangible Asset Risk

We have a substantial amount of intangible assets.  We are required to perform asset impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows.  As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position.  Although at May 31, 2011, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability.  We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2011.  Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the May 31, 2011, Annual Report on Form 10-K.  Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness.  However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended May 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than the litigation matters listed in our Annual Report on Form 10-K for quarter ended May 31, 2011, as filed with the SEC on June 15, 2011, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the quarter ended May 31, 2011, filed with the SEC on June 15, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the tree months ended May 31, 2011, the Company issued 2,350,000 shares of common stock at a purchase price between $0.075 and $0.20 per share, for an aggregate purchase price of $348,750. Additionally, the Company issued 4,700,000 three year warrants to purchase shares of the Company’s common stock at an exercise price between $0.15 and $0.25 per share.

Item 3.  Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2010.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Accounting Officer of Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT 1 INTERACTIVE, INC.

Date: July 19, 2011	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 19, 2011	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)