Form 10-Q
period 2011-08-31
Next 1 Interactive, Inc.
filed 2011-10-21
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

As of October 20, 2011, there were 135,172,422 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31, 2011	February 28, 2011

Assets
Current Assets
Cash	$104,665	$419,817
Accounts receivable, net of allowance for doubtful accounts	335,463	376,807
Stock subscriptions receivable	-	263,415
Prepaid expenses and other current assets	25,401	48,878
Security deposits	279,681	260,402
Total current assets	745,210	1,369,319

Option Agreement	100,000	-

Website Development costs, net	216,466	336,352
Amortizable intangible assets, net	2,347,604	2,839,154
Total assets	$3,409,280	$4,544,825

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,152,164	$2,884,838
Other current liabilities	942,035	1,023,476
Derivative liabilities - convertible promissory notes	1,323,751	135,348
Derivative liabilities - preferred series A	65,906	538,328
Convertible promissory notes, net of discount of $2,250,912 and $106,745, respectively	6,125,115	228,255
Convertible promissory notes - related party, net of discount of $-0- and $69,772, respectively	105,000	422,428
Other advances	68,000	257,000
Other notes payable	135,076	6,927,870
Shareholder loans	360,000	1,042,393
Capital lease payable - current portion	47,872	51,239
Notes payable - current portion	1,158,884	1,274,384
Total current liabilities	12,483,803	14,785,559

Capital lease payable - long-term portion	-	25,405

Total liabilities	12,483,803	14,810,964

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 583,243 and 663,243 shares issued and outstanding at August 31, 2011 and February 28, 2011, respectively	5,832	6,632
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at August 31, 2011 and February 28, 2011, respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at August 31, 2011 and February 28, 2011, respectively	-	-
Common stock, $.00001 par value; 200,000,000 shares authorized; 97,970,548 and 55,015,065 shares issued; 97,970,548 and 54,857,865 shares outstanding at August 31, 2011 and February 28, 2011, respectively	980	549
Additional paid-in-capital	49,359,361	43,067,860
	49,366,173	43,075,041
Accumulated deficit	(58,440,696)	(53,215,394)
Treasury stock, at cost, -0- shares at August 31, 2011 and 157,500 shares at February 28, 2011, respectively	-	(125,786)
Total stockholders' deficit	(9,074,523)	(10,266,139)

Total liabilities and stockholders' deficit	$3,409,280	$4,544,825

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the three months ended		For the six months ended
	August 31,		August 31,
	2011	2010	2011	2010

Revenues
Travel and commission revenues	$371,617	$296,899	$548,884	$641,706
Advertising revenues	28,561	375,555	145,531	711,541
Total revenues	400,178	672,454	694,415	1,353,247

Cost of revenues	672,772	2,488,082	2,037,948	4,952,164

Gross loss	(272,594)	(1,815,628)	(1,343,533)	(3,598,917)

Operating expenses
Salaries and benefits	331,002	491,524	779,189	893,070
Selling and promotions expense	6,575	12,632	34,801	275,936
General and administrative	3,145,557	2,608,829	5,146,169	4,640,283
Total operating expenses	3,483,134	3,112,985	5,960,159	5,809,289

Operating loss	(3,755,728)	(4,928,613)	(7,303,692)	(9,408,206)

Other income (expense)
Interest expense	389,704	(50,579)	(642,408)	(156,640)
Loss on settlement of debt	(386,637)	-	(498,065)	-
Gain on legal settlement	1,314,420	-	1,314,420	4,903,427
Gain on change in fair value of derivatives	2,155,230	-	1,998,397	-
Other income (expense)	(86,615)	13,564	(86,634)	5,872
Total other income (expense)	3,386,102	(37,015)	2,085,710	4,752,659

Net Income (loss)	$(369,626)	$(4,965,628)	$(5,217,982)	$(4,655,547)

Weighted average number of shares outstanding	80,222,263	36,538,138	72,902,639	34,969,532

Basic and diluted net income (loss per share)	$(0.00)	$(0.14)	$(0.07)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended

	August 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,217,982)	$(4,655,547)
Adjustments to reconcile net loss to net cash from operating activities:
Interest on bridge loan conversions	339,984	-
Loss on settlement of debt	498,065	-
Gain on legal settlement	(1,314,420)	(4,903,427)
Depreciation and amortization	611,436	1,090,955
Amortization of discount on notes payable	2,691,880	-
Amortization of finance fees	23,779	1,221,896
Stock based compensation and consulting fees	1,085,018	976,817
Gain on change in fair value of derivatives	(1,998,397)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	16,344	(154,461)
Increase in prepaid expenses and other current assets	(302)	(33,022)
(Increase) decrease in security deposits	(19,279)	15,400
(Decrease) increase in accounts payable and accrued expenses	881,589	439,286
Decrease in other current liabilities	(81,441)	(31,553)
Net cash used in operating activities	(2,483,726)	(6,033,656)

Cash flows from investing activities:
Technology development costs	-	(153,917)
Purchase of option agreement	(100,000)	-
Purchase of treasury stock	-	(99,560)
Net cash used in investing activities	(100,000)	(253,477)

Cash flows from financing activities:
Proceeds from convertible promissory notes non-related party	1,451,000	-
Principal payments of convertible promissory notes related party	(17,000)	-
Other payments on advances	(21,319)	-
Proceeds from other notes payable	100,000	5,160,129
Principal payments of other notes payable	(56,500)	(113,417)
Proceeds from shareholder loans	250,000	-
Proceeds from sundry notes payable	130,000	-
Principal payments on sundry notes payable	(130,000)	(127,010)
Principal payments on capital lease	(28,772)	(24,763)
Proceeds from the collection of stock subscription receivable	242,415
Proceeds from the sale of common stock and warrants	348,750	1,264,500
Net cash provided by financing activities	2,268,574	6,159,439

Net decrease in cash	(315,152)	(127,694)

Cash at beginning of period	419,817	211,905

Cash at end of period	$104,665	$84,211

Supplemental disclosure:
Cash paid for interest	$11,933	$5,513

Supplemental disclosure of non-cash investing and financing activity:

During the six months ended August 31, 2011, the Company issued approximately 8,003,112 shares of common stock and 8,323,330 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $688,683.

During the six months ended August, 31, 2011, the Company entered into warrant exchange agreement hereby cancelling 2,150,000 warrants and issuing 1,750,000 shares of common stock and incurred an additional expense of $220,816.

During the six months ended August 31, 2011, the Company converted a series of bridge loans and promissory notes and issued 26,553,175 shares of the Company's common stock and 13,064,032 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.25 per share valued at $2,633,447.

During the six months ended August 31, 2011, the Company issued 450,000 shares of the company stock, valued at $225,000; the Company issued 3,600,000 three (3) year warrants with an exercise price of $0.25 per share valued at $500,000; the Company issued 275,000 three (3) year warrants with an exercise price of $0.10 per share valued at $46,000;the Company issued 2,700,000 three (3) year warrants to purchase shares of the Company's common stock with an exercise price of $0.50 per share valued at $173,250. The Company incurred these transactions, plus $810,487 in beneficial conversion costs, in association with the issuance of convertible promissory notes. Additionally, the company increased its share reserves, in accordance to agreements, by 5,460,187 shares.

During the six months ended August 31, 2011, the Company consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010. In satisfaction of the $925,000 due on the outstanding promissory note the Company: entered into a one year, six (6%) convertible promissory maturing on April 6, 2012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 of which 2,125,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance. The remaining 125,000 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member’s daughter's investment in the Company also transacted in during the six months ended August 31, 2011. The former board member also exercised 1,050,000 warrants into shares of the Company's common stock in a cashless transaction.

During the six months ended August 31, 2011, the Company issued 60,000 shares valued at $15,000 to an employee for services rendered.

During the six months ended August 31, 2011, the Company issued 210,096 shares of common stock in exchange for settlement of accounts payable valued at $38,291 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the six months ended August 31, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $8,120.

During the six months ended August 31, 2011, the Company’s Board of Directors authorized the re-issuance of 157,500 shares of Treasury Stock as a fee for a consulting agreement at a cost of $125,786.

During the six months ended August 31, 2011, 15,962,792 warrants were exercised, modified or expired.

During the six months ended August 31, 2011, $480,000 of principal, from current convertible promissory noteholders, was assigned to various non-related third party investors creating new convertible promissory notes.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Information regarding significant accounting policies is contained in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for fiscal 2011. Presented below in the following notes is supplemental information that should be read in conjunction with “Notes to Consolidated Financial Statements” included in that Report.

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”), an interactive media company, focuses on video and media advertising over Internet, Mobile and Television platforms. Historically, the Company operated through two divisions, media and travel. A third (real estate) division is anticipated to be launching during the third quarter of fiscal 2012.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts, valuation of intangible assets, valuation of stock-based compensation, accrued expenses and derivative liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

During the six months ended August 31, 2011 and 2010, the Company identified and recognized impairment losses of $-0- and $-0-, respectively, on long-lived assets.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the six months ended August 31, 2011 and 2010 was $611,436 and $1,090,953, respectively.

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

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

	August 31, 2011	August 31, 2010
Series A convertible preferred stock	7,776,573	1,326,486
Series B convertible preferred stock	-0-	-0-
Series C convertible preferred stock	-0-	-0-
Warrants to purchase common stock issued, outstanding and exercisable	61,098,291	15,752,295
Shares on convertible promissory notes	99,271,971	-0-
	168,146,835	17,078,781

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

Barter revenue of approximately $0 and $195,500 has been recognized for the six months ended August 31, 2011 and 2010 respectively, and barter expenses of approximately $0 and $248,000 has been recognized for the six months ended August 31, 2011 and 2010 respectively.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Sales and Promotion

Sales and marketing expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses.  The goal of our advertising is to acquire new subscribers for our e-mail products, increase the traffic to our Web sites, and increase brand awareness.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the six months ended August 31, 2011 and August 31, 2010 was approximately $85,000 and $276,000, respectively.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See note 16 for Fair Value Measurements.

Reclassifications

Certain amounts previously reported in the fiscal year ended February 28, 2011 have been reclassified to conform to the classifications used in the six months ended August 31, 2011. Such reclassifications have no effect on the reported net loss.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.  As of August 31, 2011, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 filed on June 15, 2011.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $58,440,696 and a working capital deficit of $11,738,593 at August 31, 2011, net losses for the six months ended August 31, 2011 of $5,217,982 and cash used in operations during the six months ended August 31, 2011 of $2,483,726.  While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

Note 3 – Property and Equipment

As of August 31, 2011 and 2010, respectively, the Company did not record property and equipment on its books and records.  Any property and equipment previously recorded was fully impaired and written off. Therefore there was no depreciation expense recorded for the six months ended August 31, 2011 and 2010.

Note 4 – Website development costs and Intangible Assets

The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

	August 31, 2011
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	2.3 years	$7,938,935	$5,799,790	$2,139,145
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.4 years	719,323	502,857	216,466
Trade Name	5.0 years	291,859	83,400	208,459
		$14,653,946	$12,089,876	$2,564,070

Note 4 – Website development costs and Intangible Assets (continued)

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $611,436 and $550,366 for the six months ended August 31, 2011 and 2010, respectively.

Note 5 – Option Purchase Agreement

On August 23, 2011, the Company made a payment of $100,000 and entered into a sixty (60) day option agreement (the "agreement") with Realbiz Holdings, Inc. to purchase 526.5 shares of its common stock representing an 84% interest in Realbiz, Inc. As part of this agreement, the Company must also remit payment of $20,000 of past due invoices owed to Realbiz Holdings, Inc and thirty days after the date of this agreement has agreed to remit $100,000 to grant this option to be effective and binding.  The exercise price is CDN 2,700,000 equivalent to approximately $2,669,000.

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at August 31:

2011
Trade accounts payable	$1,496,760
Accrued interest	336,326
Deferred salary	87,879
Accrued expenses - other	231,199
Totals	$2,152,164

Note 7 – Notes Payable

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

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $818,944, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011 (see Convertible Promissory Note 9).  As of August 31, 2011, the Company’s loan payable balance was $753,944.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. The remaining principal balance of the note is $270,440 as of August 31, 2011 and the note is in default.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on August 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 still owed as of August 31, 2011 and the note is in default.

Note 7 – Notes Payable (continued)

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of August 31, 2011, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000 and the note is in default.

On November 17, 2010, the Company entered into a demand note for the principal sum of $100,000.  The terms of the loan is set for three weeks with the loan due and payable as of December 8, 2010.  The lender has the option to receive payment of the loan in the amount of $100,000 plus 100,000 warrants for Next 1 Interactive common stock at $0.50 per share for a 3 year term or an alternative form of repayment.  The alternative form of repayment gives the lender the right to have the loan amalgamated into an existing subscription agreement with the Noteholder, under the same terms of $0.50 per share with two warrants per share exercisable at $1.00 per share with a three year term. As of August 31, 2011, the Company has not issued the warrants to the lender and on May 16, 2011, entered into a convertible promissory note agreement rolling the balance of $100,000, adjoining an additional note for $125,000 into a new convertible promissory note of $225,000.  See Note 12.

On June 15, 2011, the Company received $100,000 in consideration for issuing a six month interest free $106,000 promissory note maturing November 25, 2011, incurring a one-time fee of $6,000.  The payments shall be due and payable as follows:  $26,500 on August 15, 2011; 26,500 on September 26, 2011; $26,500 on October 25, 2011; and $26,500 on November 25, 2011.  The first principal payment has been made and the remaining principal balance as of August 31, 2011 is $79,500.

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the six months ending August 31,
2012	$1,158,884
2013	-0-
2014 and thereafter	-0-
total	$1,158,884

Interest expense on the notes payable was $27,112 and $73,031 for the six months ended August 31, 2011 and 2010, respectively.

Note 8 – Capital Lease Payable

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expired on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. Interest expense on the lease was $6,779 and $5,513 for the six months ended August 31, 2011 and 2010, respectively.

Note 8 – Capital Lease Payable (continued)

The following is a schedule by year of future minimum payments required under the lease together with their present value as of August 31, 2011.

Six months ending August 31:	2011
2012	$52,007
2013	-0-
2014	-0-
Total minimum lease payment	52,007
Less amount representing interest	4,135
Present value of minimum lease payments	47,872
Less current portion	47,872
Long-term portion	$-0-

Note 9 – Other Notes Payable

Related Party

During the three months ending August 31, 2011, the Company repaid approximately $21,319 of the balance owed to a director and officer of the Company and as of August 31, 2011 a principal balance of $-0- remains.  The loan bore interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense on the note was approximately $330 and $143, respectively for the six months ended August 31, 2011 and 2010.

The Company has a loan payable to a party that is related to an existing director/officer for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the loan was approximately $1,700 and $1,400, respectively for the six months ended August 31, 2011 and 2010.

The Company has a loan payable with an unrelated entity where the same director/officer is president and as of August 31, 2011, the Company owes approximately $5,000. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was approximately $1,100 and $600, respectively for the six months ended August 31, 2011 and 2010.

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

Additionally, on July 23, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,427 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan.  The Company recorded approximately $230,880 in prepaid finance fees upon origination and amortized approximately $-0- and $27,000 in expense, respectively for the six months ended August 31, 2011 and 2010. Interest charged to operations relating to this note was $4,059 and $16,000, respectively for the six months ended August 31, 2011 and 2010. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 1,050,000 warrants into common shares, converted $450,000 of principal owed under the current note into 2,250,000 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the holder's daughter. See footnotes 12 and 13.

Note 9 – Other Notes Payable (continued)

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000 over a period of time. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.  Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan.  The Company recorded approximately $2.3 million in prepaid finance fees upon origination and amortized approximately $-0- and $575,000 in expense, respectively for the six months ended August 31, 2011 and 2010. Interest charged to operations relating to this note was $46,369 and $124,000, respectively for the six months ended August 31, 2011 and 2010. During the six months ended August 31, 2011, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011, the former note, plus accrued interest was converted into three convertible promissory notes totaling $6,099,526.  See footnote 12.

For the six months ended August 31, 2011, the Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000.  The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $13,279 and $-0- in expense, respectively for the six months ended August 31, 2011 and 2010. Interest charged to operations relating to this note was $3,184 and -0-, respectively for the six months ended August 31, 2011 and 2010 and the note is in default.

Note 10 – Other Advances

Related Party

During the six months ended August 31, 2011, the Company converted $168,000 of “bridge loans”.  The Company, as part of a conversion agreement dated April 13, 2011, of which the $98,000 was included along with $183,393 of shareholder loans, issued 1,407,016 shares of common stock and 2,814,032 three year warrants with an exercise price of $0.25 per share valued at $504,860 incurring a one- time interest only fee of approximately $223,000.  The remaining $70,000 was converted on April 13, 2011 into a convertible promissory note, see footnote 12. The remaining principal balance as of August 31, 2011 totaled $18,000.

Non Related Party

During the six months ended August 31, 2011, the Company converted $21,000 of “bridge loans” and was rolled into a new convertible promissory note dated April 15, 2011, see footnote 12.  The new principal balance as of August 31, 2011, totaled $50,000.

Note 11 – Shareholder Loans

During the six months ended August 31, 2011, the Company received cash advances amounting to $250,000 from shareholders. In addition, 4,500,349 shares in common stock and 6,814,032 warrants were issued as $636,393 of shareholder loans were converted into equity instruments and $296,000 was converted into convertible promissory notes.  The remaining principal balance as of August 31, 2011 totaled $360,000.

Note 12 – Convertible Promissory Notes

Non Related Party

On December 14, 2010, the Company received $50,000 in consideration for issuing a 90 day, 10% convertible promissory note to one of its shareholders maturing on March 14, 2011.  In connection with the note, the Company issued to the shareholder  100,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share. Additionally, the Company issued to the holder of the note 100,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of five years. These warrants were valued using the Black–Scholes method between $0.1586 and $0.1645 per share, resulting in a total value of $19,500 assuming a fair value per share of $0.39, risk-free interest rate of 2.08% and 129.97% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share. As required, the Company evaluated the conversion feature of the note and allocated $8,000 to the beneficial conversion feature ("BCF") and amortized over the life of the loan. Consequently, we recorded a discount of $27,500 on the note, which is being amortized over the term of the note using the straight line method. During the six months ended August 31, 2011, $4,244 of the discount was charged to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $1,110 and $0 respectively. On May 13, 2011, an agreement was entered into with the noteholder rolling over the $50,000 in combination with $100,000 proceeds received on May 13, 2011, into a new promissory note entered into on May 13, 2011 totaling $150,000.

On December 17, 2010, the Company received $250,000 in consideration for issuing a 90 day, 10% convertible promissory note maturing on March 14, 2011.  In connection with the note, the Company issued to the shareholder 1,000,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share.  The warrants were valued using the Black–Scholes method at $0.164 per share, resulting in a total value of $100,000 assuming a fair value per share of $0.39, risk-free interest rate of 1.97% and 129.97% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share. As required, the Company evaluated the conversion feature of the note and allocated $50,000 to the beneficial conversion feature ("BCF") and amortized over the life of the loan. Consequently, we recorded a discount of $150,000 on the note, which is being amortized over the term of the note using the straight line method. During the six months ended August 31, 2011, $32,251 of the discount was charged to expense. Interest charged to operations relating to this note the six months ended August 31, 20111 and 2010 amounted to $1,267 and $0 respectively. On March 30, 2011, 1,250,000 shares of the Company’s common stock and 2,500,000 three (3) year warrants with an exercise price of $0.25 per share were issued to the note holder upon conversion of the promissory note.

On January 11, 2011, the Company received $200,000 in consideration for issuing a 30 day, 6% convertible promissory note to one of its shareholders maturing on February 11, 2011. In connection with the note, the Company issued to the shareholder 500,000, six-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.40 per share. Additionally, the Company issued to the holder of the note 500,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of six years. These warrants were valued using the Black–Scholes method between $0.0799 and $0.0928 per share, resulting in a total value of $55,000 assuming a fair value per share of $0.27, risk-free interest rate of 2.08% and 129.33% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.40 per share. As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Consequently, we recorded a discount of $55,000 on the note, which is being amortized over the term of the note using the straight line method.  During the six months ended August 31, 2011, $-0- of the discount was charged to expense, as the discount has been fully amortized. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $6,190 and $0 respectively. As of August 31, 2011, the Company is in default of this note.

Note 12 – Convertible Promissory Notes (continued)

On January, 11, 2011, the Company issued a 365 day convertible promissory note in the amount of $117,200 to one of its shareholders, former chief operating officer and board member. The promissory note was issued in satisfaction of unpaid salary, deferred salary, a previous $10,000 outstanding loan to the Company and unpaid interest on the loan. This note bears interest at five percent per annum and matures on January 10, 2012.  In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share or the lowest price the Company’s common stock is sold in a public financing. As required, the Company evaluated the conversion feature of the note resulting in a debt discount of $41,020 which is being amortized over the term of the loan using the straight line method. The initial fair value of the embedded conversion option liability associated with the value of this promissory note during the six month ended August 31, 2011, was valued using Black-Scholes option pricing model, resulting in an initial fair value of $13,926. The assumptions used in the Black- Scholes option pricing model were as follows:  (1) the dividend yield of 0.0%, (2) expected volatility of 151.71%, (3) risk-free interest rate of 0.27% and (4) expected life of one year.  The value of the conversion option liability underlying the convertible promissory note at August 31, 2011 was $2,908 and the assumptions used in the Black-Scholes option pricing model were as follows:  (1) the dividend yield of 0.0%, (2) expected volatility of $312.80%, (3) risk-free interest rate of 0.10% and (4) expected life of one year.  The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $11,018 during the six months ended August 31, 2011, representing the change in fair value. During the six months ended August 31, 2011, the Company amortized $35,311 of the discount which was charged to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $1,611 and $0 respectively. On April 8, 2011, 375,000 shares of the Company’s common stock and 750,000 three (3) year warrants with an exercise price of $0.25 per share were issued to the note holder upon partial conversion of the promissory note. The remaining principal balance as of August 31, 2011 is $14,070.

On February 18, 2011, the Company received $50,000 in consideration for issuing a 21 day convertible promissory note to one of its shareholders. In lieu of interest the Company issued as a onetime payment 100,000 common shares of the Company’s Common Stock. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.20 per share or at the same pricing terms on which the Company is being funded with its institutional closing scheduled for completion by February 28, 2011. As required, the Company evaluated the conversion feature of the note resulting in a debt discount of $30,000 which is being amortized over the terms of the loan using the straight line method and allocated a value of $16,500 the shares issued in lieu of interest based upon a relative fair market value basis. Consequently, we recorded a discount of $46,500 on the note, which is being amortized over the term of the note using the straight line method. During the six months ended August 31, 2011, $24,360 of the discount was amortized to expense. The note is secured by a security interest in accounts receivable. On March 8, 2011, 250,000 shares of the Company’s common stock and 500,000 three (3) year warrants with an exercise price of $0.25 per share were issued to the note holder upon conversion of the promissory note.

Note 12 – Convertible Promissory Notes (continued)

On February 14, 2011, the Company received $75,000 in consideration for issuing three (3) 21 day convertible promissory notes to three shareholders. In lieu of interest the Company issued as a onetime payment 150,000 common shares of the Company’s Common Stock.  In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.20 per share or at the same pricing terms on which the Company is being funded with its institutional closing. On March 14, 2011, 125,000 shares of the Company’s common stock and 250,000 three (3) year warrants with an exercise price of $0.25 per share were issued to a note holder upon conversion of one of the promissory notes for $25,000. The notes are secured by a security interest in accounts receivable. On August 29, 2011 terms of the remaining two notes were modified and the new terms are as follows: two $25,000 promissory notes, each bearing interest at six percent (6%) per annum and maturity date of May 31, 2012; upon any conversion of these notes, the conversion price up until October 15, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities); from October 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, provided however that in no event shall the Variable Conversion Price at anytime be less than ten cents per share ($0.10). Additionally, the Company determined that as of August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  As required, the Company evaluated the conversion feature of the note resulting in a debt discount of $7,500 which is being amortized over the terms of the loan using the straight line method and allocated a value of the shares issued in lieu of interest amounting to $18,750. Consequently, we recorded a discount of $26,250 on the notes, which is being amortized over the terms of the note using the straight line method.  During the six months ended August 31, 2011, $8,736 of the discount was charged to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $16 and $0 respectively.

On January 25, 2011, the Company received $85,000 in consideration for issuing a 9 month, 8% convertible promissory note maturing on October 27, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 4,102,977 shares of un-issued common stock per the terms of the agreement. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (I) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. On August 3, 2011, the Company issued 613,497 common shares as a partial conversion of debt valued at $.03 per share, thereby reducing the principal amount by $10,000 and incurring a loss on conversion of debt in the amount of $8,405.  On August 10, 2011, the Company issued 1,630,435 common shares as a partial conversion of debt valued at $0.02 per share, thereby reducing the principal amount by $15,000 and incurring a loss on conversion of debt in the amount of $17,609.  The remaining $60,000 of principal was assigned during August 2011, to various third party non-related investors in full satisfaction of this debt. As required, the Company evaluated the conversion feature of the note and allocated $85,000 to the beneficial conversion feature ("BCF") and is amortized over the life of the loan.  The Company accounted for an embedded conversion option liability and due to the assignment of the remaining principal balance, valued the derivative liability at zero at August 31, 2011, which was previously valued at $117,014 resulting in a gain in the change in the fair value of derivatives totaling $117,014. Consequently, we recorded a discount of $85,000 on the notes, which is being amortized over the terms of the note using the straight line method.  During the six months ending August 31, 2011, $74,494 of the discount was charged to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $2,896 and $0 respectively.

On March 11, 2011, the Company received $225,000 in "bridge loans" from three un-related parties in consideration for convertible promissory notes with a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.20 per share.   In lieu of interest the Company issued as a onetime payment and issued 225,000 common shares of the Company’s Common Stock.  Simultaneously, the Company entered into a Conversion Agreement with each note holder converting at $0.20 per share and 1,125,000 shares of common stock were issued along with 2,250,000 warrants exercisable at $0.25 per share with a three (3) year term. As required, the Company evaluated the conversion feature of the note resulting in a debt discount of $87,750 which is being amortized over the terms of the loan using the straight line method. The warrants were valued using the Black–Scholes method between $0.01020 and $0.2700 per share, assuming a fair value per share of $0.27, risk-free interest rate of 1.12% and 129.97% volatility index, along with the relative fair value of the shares issued in lieu of interest, totaling $137,250. Consequently, we recorded a discount of $225,000 on the notes, which is being amortized over the terms of the note using the straight line method.  During the six months ended August 31, 2011, $225,000 of the discount was charged to expense as the notes were converted to shares and warrants as previously mentioned.

Note 12 – Convertible Promissory Notes (continued)

On March 14, 2011 the Company received $50,000 in consideration for issuing a 9 month, 8% convertible promissory note maturing on December 16, 2011. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 1,962,067 shares per the terms of the agreement. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (I) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The "Variable Conversion Price" shall mean 55% multiplies by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. During August 2011, this noteholder made a series of assignments of its principal balance to various third party non-related investors bringing the principal balance down to $-0- at August 31, 2011. As required, the Company evaluated the conversion feature of the note and determined that $30,607 to allocate to the beneficial conversion feature ("BCF") and amortized over the life of the loan.  The Company accounted for an embedded conversion option liability and due to the assignment of the remaining principal balance, valued the derivative liability at zero at August 31, 2011, which was previously valued at $68,832 resulting in a gain in the change in the fair value of derivatives totaling $68,832. Consequently, we recorded a discount of $50,000 on the notes, which is being amortized over the terms of the note using the straight line method.  During the six months ending August 31, 2011, $50,000 of the discount was charged to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $1,622 and $0 respectively.

On March 17, 2011, the Company consummated a series of transactions with a former board member and shareholder. The Company entered into an agreement terminating an original promissory note dated January 25, 2010 with a remaining balance of $925,000.  In satisfaction of the outstanding balance the Company  entered into a one year, six (6%) convertible promissory maturing on April 6, 2012 in the amount of $500,000 which can be converted into shares of the Company’s common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The Company valued the two (2) year warrants using the Black–Scholes method at $0.0735 per share, resulting in a total value of $175,000 assuming a fair value per share of $0.22, risk-free interest rate of 0.60% and 143.05% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.20 per share. As required, the Company evaluated the conversion feature of the note and determined that $325,000 should be allocated to the beneficial conversion feature ("BCF") and amortized over the life of the loan.  Consequently, we recorded a discount of $400,000 on the note, which is being amortized over the term of the note using the straight line method. During July and August 2011, this noteholder made a series of assignments of its principal balance to third party non-related investors totaling $270,000 bringing the principal balance down to $230,000 at August 31, 2011. During the six months ended August 31, 2011, $226,747 of the discount was charged to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $13,955 and $0 respectively. The remaining 125,000 shares valued at $25,000 were issued to the former board member/shareholder in satisfaction of a remaining balance due from the board members/shareholder daughter’s investment in the Company also transacted in March 2011. The former board member also exercised 1,050,000 warrants into shares of the Company’s common stock in a cashless transaction.

Note 12 – Convertible Promissory Notes (continued)

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated August 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011. The difference of $3,500 is attributable to legal costs covered by the noteholder. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 765,000 shares per the terms of the agreement. The note holder, at their option, has the right from time to time, and at any time on or prior to the later of (I) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The lender shall have the option to convert the outstanding principal of this note at a Fifty Percent (50%) discount to the "Fair Market Value" (the "Conversion Rate") but not to exceed Ten Cents ($0.10) per share. However, should the Borrower effect a forward split, the ceiling price of Ten Cents ($0.10) per share shall be discounted down according to the split ratio and notwithstanding, the ceiling prices shall be negotiable at the Lender's request.  In no case shall the conversion price be less than One Hundredth of One Cent ($0.0001).  "Fair Market Value" on a date shall be the lesser of : (I) the closing bid price for the date immediately preceding the date of conversion excluding any trades which are not bona fide arm's length transactions or (ii) the average of the last Five (5) trading days closing volume weighted average price. As required, the Company evaluated the conversion feature of the note and determined that $61,650 should be allocated to the beneficial conversion feature ("BCF") and amortized over the life of the loan.  During the six months ended August 31, 2011, $53,935 of the discount was amortized to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $6,646 and $0 respectively. The note is fully secured.

On April 15, 2011, the Company entered into three secured convertible promissory notes and this specific note is valued at $4,388,526 with a former board member solely for the Holder’s surrender of a promissory note dated January 25, 2010 previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon conversion of this note, conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $344,160 should be allocated to the beneficial conversion feature ("BCF") and amortized over the life of the loan.  The Company accounted for an embedded conversion option liability during the six months ended August 31, 2011 and the value was calculated by using the Black-Scholes model, resulting in a fair value of $1,019,146, previously valued at $3,073,684 resulting in a gain/loss in the change in the fair value of derivatives totaling $2,054,538. The assumptions used in the Black-Scholes option pricing model at August 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 312.80%, (3) risk-free interest rate of 0.10%, and (4) expected life of one year. Consequently, we recorded a discount of $2,437,038 on the notes, which is being amortized over the terms of the note using the straight line method during the six months ending August 31, 2011, $918,942 of the discount was charged to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $100,663 and $0 respectively. On July 25, 2011 the Company issued 80,000 shares of common stock at the request of the noteholder of converting $3,200 leaving a remaining principal balance at August 31, 2011 of $4,385,326.

Note 12 – Convertible Promissory Notes (continued)

On April 15, 2011, the Company entered into three secured convertible promissory notes and this specific note is valued at $1,500,000 with a former board member solely for the Holder’s surrender of a promissory note dated January 25, 2010 previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon any conversion of this note, the conversion price up until July 15, 2011 shall be the lesser of $0.20 per share or equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  From July 16, 2011 the conversion price shall equal the variable conversion price. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%); provided, however, that in no event shall the variable conversion price at any time be less than $0.10. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $150,000 to allocate to the beneficial conversion feature ("BCF") and amortized over the life of the loan. During the six months ending August 31, 2011, $56,580 of the discount was charged to expense. On June 27, 2011, the note holder assigned $100,000 of their outstanding loan balance to a non-related third party investor, thereby reducing the principal amount to $1,400,000 as of August 31, 2010.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $33,339 and $0 respectively.

On April 15, 2011, the Company entered into three secured convertible promissory notes and this specific note is valued at $211,000 with a former board member solely for the Holder’s surrender of a promissory note dated January 25, 2010 previously issued to Holder from the Company, and for no other consideration from Holder.  All obligations of the Company set forth in the 2010 Note are replaced and superseded in their entirety by the terms of this note. The secured convertible promissory note is for one year, with a six (6) percent per annum rate of interest and a maturity date of April 15, 2012. The noteholder, at their option, has the right from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this note into fully paid and non-assessable shares of common stock of the Company at the conversion price. Upon conversion of this note, conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $16,549 to allocate to the beneficial conversion feature ("BCF") and amortized over the life of the loan.  The Company accounted for an embedded conversion option liability during the six months ended August 31, 2011 and the value was calculated by using the Black-Scholes model, resulting in a fair value of $118,238, previously valued at $147,238 resulting in a gain/loss in the change in the fair value of derivatives totaling $29,545. The assumptions used in the Black-Scholes option pricing model at August 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 312.80%, (3) risk-free interest rate of 0.10%, and (4) expected life of one year. Consequently, we recorded a discount of $117,173 on the notes, which is being amortized over the terms of the note using the straight line method. During the six months ending August 31, 2011, $44,160 of the discount was charged to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $4,841 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On May 15, 2011, the Company received $100,000 and entered into a one (1) year, 6% secured convertible promissory note maturing on May 15, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be the lesser of $0.20 per share or equal the variable conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  The “variable conversion price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%) provided, however, that in no event shall the variable conversion price at any time be less than $0.10. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. From August 16, 2011 the conversion price shall be equal the Variable Conversion Price. As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $1,791 and $0 respectively.

On May 13, 2011, the Company received $100,000 from a shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. Additionally, it was agreed upon, as part of this new convertible promissory note, that a 90 day $50,000 convertible promissory note issued on December 14, 2010, to the same shareholder, be rolled into the May 2011 promissory note with a total principal amount due of $150,000. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. As required, the Company evaluated the conversion feature of the note and determined that $90,000 should be allocated to the beneficial conversion feature ("BCF") and debt discount amortized over the initial conversion feature which expired on August 15, 2011. During the six months ended August 31, 2011, $90,000 of the discount was amortized to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $2,737 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On May 12, 2011, the Company received $125,000 from a shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 11, 2012. The note can be converted into common stock of the Company at $.05 per share for the first ninety days (up to August 15, 2011) and thereafter at a floating rate. Consequently, on May 16, 2011 the Company entered into a secured convertible promissory note with the same shareholder which combined a previous convertible promissory note dated November 17, 2010 valued at $100,000 with the $125,000 convertible promissory note dated May 12, 2011, totaling $225,000. The new convertible promissory note accrues interest at a rate of six (6%) per annum with a maturity date of August 31, 2012. As part of this agreement the Company has issued 2,700,000 warrants as interest and penalty on the $100,000 November 17, 2010 convertible promissory note with an exercise price of $0.50 per share which expires on May 12, 2014. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. As required, the Company evaluated the conversion feature of the note and determined that $173,250 should be allocated to the beneficial conversion feature ("BCF") and debt discount and amortized over the initial term of the conversion feature which expired on August 15, 2011.  The three (3) year warrants were valued using the Black–Scholes method at $0.0175 per share, resulting in a total value of $38,250 assuming a fair value per share of $0.07, risk-free interest rate of 0.93% and 138.90% volatility index. Effective August 16, 2011, the Company accounted for an embedded conversion option liability and the value was calculated by using the Black-Scholes model, resulting in an initial fair value of $7,057. The assumptions used in the Black-Scholes option pricing model at the effective date are as follows: (1) dividend yield of 0%; (2) expected volatility of 207.78%, (3) risk-free interest rate of 0.12%, and (4) expected life of one year. During the six months ended August 31, 2011, $173,250 of the debt discount was amortized to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $3,992 and $0 respectively.

On June 1, 2011, the Company received $25,000 from a shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. As required, the Company evaluated the conversion feature of the note and determined that $15,000 should be allocated to the beneficial conversion and debt discount feature ("BCF") and amortized over the initial term of the conversion feature which expired on August 15, 2011. During the six months ended August 31, 2011, $15,000 of the discount was amortized to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $377 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On June 1, 2011, the Company received $150,000 from a shareholder in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. As required, the Company evaluated the conversion feature of the note and determined that $90,000 should be allocated to the beneficial conversion and debt discount feature ("BCF") and amortized over the initial conversion term which expired on August 15, 2011. During the six months ended August 31, 2011, $90,000 of the discount was amortized to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $2,261 and $0 respectively.

On June 16, 2011 the Company received $57,500 in consideration for issuing a 9 month, 8% convertible $60,000 promissory note maturing on March 20, 2012, net of legal costs of $2,500. Upon execution of the note, the Company instructed the Stock Transfer Agents to reserve 6,933,744 shares per the terms of the agreement. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (I) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The "Variable Conversion Price" shall mean 55% multiplies by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that no allocation was required for the beneficial conversion feature ("BCF").  The Company accounted for the initial fair value of the embedded conversion option liability associated with the funds received during the six month ended August 31, 2011, using the Black-Scholes option pricing model resulting in an initial fair value of $60,000.  The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows:  (1) dividend yield of 0%; (2) expected volatility of 141.22%, (3) risk-free interest rate of 0.18%, and (4) expected life of one year. The value of the conversion option liability underlying the convertible promissory note at August 31, 2011 was $99,680. The assumptions used in the Black-Scholes option pricing model at August 31, 2011 are as follows:

Note 12 – Convertible Promissory Notes (continued)

(1) dividend yield of 0%; (2) expected volatility of 312.80%, (3) risk-free interest rate of 0.10%, and (4) expected life of one year. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $39,680 during the six months ended August 31, 2011, representing the change in fair value. Consequently, we recorded a discount of $60,000 on the notes, which is being amortized over the terms of the note using the straight line method. During the six months ending August 31, 2011, $16,416 of the discount was charged to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $1,008 and $0 respectively.

On May 23, 2011, the Company converted a $21,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011 and combined that with a $25,000 shareholder loan received on May 23, 2011, in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012 totaling $46,000 and issued 275,000 three (3) year warrants with an exercise price of $0.10 per share. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. As required, the Company evaluated the warrants and the conversion feature of the note and determined that $8,740 should be allocated to the value of the warrants and $37,260 to the beneficial conversion feature ("BCF") and amortized over the life of the loan. On August 16, 2011 the above original conversion terms were amended to: up until October 15, 2011 the conversion price shall be $.015 per share and from October 16, 2010 until maturity the conversion price will be the aforementioned variable conversion price. The Company recorded a discount of $46,000 on the notes, which is being amortized over the terms of the note using the straight line method. During the six months ended August 31, 2011, $12,300 of the discount was amortized to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to$762 and $0 respectively.

On June 27, 2011, a noteholder assigned $100,000 of its $1.5 million outstanding promissory note to a non-related third party investor.  The Company entered into a $100,000 eleven (11) month, 6% secured convertible promissory note maturing on May 31, 2012 with the non-related third party investor. The note holder, at their option, has the right from time to time, and at any time on or prior to the later of (I) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until July 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From July 16, 2011until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 60% of the Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $40,000 should be allocated to the value of the beneficial conversion feature ("BCF") and amortized over the life of the loan.  Effective July 16, 2011, the Company accounted for an embedded conversion option liability and the value was calculated by using the Black-Scholes model, resulting in an initial fair value of $41,667. The assumptions used in the Black-Scholes option pricing model at the effective date are as follows: (1) dividend yield of 0%; (2) expected volatility of 147.94%, (3) risk-free interest rate of 0.18%, and (4) expected life of 1.00 year. The value of the conversion option liability underlying the convertible promissory note at August 31, 2011 was $36,298. The assumptions used in the Black-Scholes option pricing model at August 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 312.80%, (3) risk-free interest rate of 0.10%, and (4) expected life of one year. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $5,379 during the six months ended August 31, 2011, representing the change in fair value. Consequently, we recorded a discount of $81,667 on the notes, which is being amortized over the terms of the note using the straight line method. During the six months ended August 31, 2011, $54,489 of the discount was amortized to expense. On June 28, 2011 the Company issued 500,000 shares of its common stock at $0.05 per share, thereby reducing the principal balance by $25,000 and leaving a remaining principal balance of $75,000 as of August 31, 2011.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $624 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On July 12, 2011, the Company received $50,000 and entered into an eleven month (11) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be the lesser of $0.05 per share or equal the variable conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  The “variable conversion price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%) provided, however, that in no event shall the variable conversion price at any time be less than $0.10. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. From August 16, 2011 the conversion price shall be equal the Variable Conversion Price. As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). During the six months ending August 31, 2011, $75 of the discount was charged to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $413 and $0 respectively.

On June 15, 2011, the Company entered into a one (1) year, 6% secured convertible promissory note agreement, maturing on May 31, 2012 in the amount of $75,000 representing a shareholder advance made on behalf of the Company on November 11, 2010.The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The “variable conversion price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%) provided, however, that in no event shall the variable conversion price at any time be less than $0.10. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. From August 16, 2011 the conversion price shall be equal the Variable Conversion Price. As required, the Company evaluated the conversion feature of the note and determined that $75,000 should be allocated to the value of the beneficial conversion feature ("BCF") and debt discount and amortized over the initial term of the conversion feature which expired August 15, 2011. During the six months ended August 31, 2011, $75,000 of the discount was amortized to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $955 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On June 15, 2011, the Company entered into a one (1) year, 6% secured convertible promissory note agreement, maturing on May 31, 2012 in the amount of $150,000 representing a shareholder advance made on behalf of the Company on December 13, 2010.The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The “variable conversion price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%) provided, however, that in no event shall the variable conversion price at any time be less than $0.10. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. From August 16, 2011 the conversion price shall be equal the Variable Conversion Price. As required, the Company evaluated the conversion feature of the note and determined that $150,000 should be allocated to the value of the beneficial conversion feature ("BCF") and debt discount and amortized over the initial term of the converstion feature which expired on August 15, 2011. During the six months ended August 31, 2011, $150,000 of the discount was amortized to expense.  Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $1,911 and $0 respectively.

On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor.   The Company entered into a $50,000 one (1) year, 6% secured convertible promissory note maturing on May 31, 2012 with the non-related third party investor. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. From August 12, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 55% of the average closing price for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. On August 18, 2011, the Company issued 4,000,000 shares of its common stock at $0.0073 per share, thereby reducing the principal balance by $29,200.  On August 30, 2011, the Company issued 1,142,857 shares of its common stock at $0.01820 per share, thereby reducing the principal balance by $20,800 resulting in full satisfaction of this debt.

Note 12 – Convertible Promissory Notes (continued)

On August 24, 2011, a noteholder assigned $80,000 of its $500,000 outstanding promissory note to a non-related third party investor.   The Company entered into a $50,000 nine (9) month, 6% secured convertible promissory note maturing on July 31, 2012 with the non-related third party investor. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The noteholder has the option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.02 per share until maturity. As required, the Company evaluated the conversion feature of the note and allocated $80,000 to the beneficial conversion feature ("BCF") and amortized over the life of the loan. Consequently, we recorded a discount of $80,000 on the note, which is being amortized over the term of the note using the straight line method. During the six months ended August 31, 2011, $80,000 of the discount was charged to expense. Interest charged to operations relating to this note the six months ended August 31, 20111 and 2010 amounted to $0 and $0 respectively. On August 24, 2011, the Company issued 4,000,000 shares of its common stock at $0.02 per share, thereby reducing the principal balance by $80,000 resulting in full satisfaction of this debt.

On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor.  The Company entered into a $50,000 one (1) year, 6% secured convertible promissory note maturing on July 31, 2012 with the non-related third party investor. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. From August 12, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 50% of the average closing price for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). The initial fair value of the embedded conversion option liability associated with the convertible promissory note during the six months ended August 31, 2011 was valued using the Black-Scholes model, resulting in an initial fair value of $42,361 and a debt discount recorded and amortized over the terms of the note using the straight line method. The assumptions used in the Black-Scholes option pricing model at the date of the promissory note are as follows: (1) dividend yield of 0%; (2) expected volatility of 285.90%, (3) risk-free interest rate of 0.11%, and (4) expected life of one year. The value of the conversion option liability underlying the convertible promissory note at August 31, 2011 was $47,481. The assumptions used in the Black-Scholes option pricing model at August 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 312.80%, (3) risk-free interest rate of 0.10%, and (4) expected life of one year. The Company recognized a loss from the increase in the fair value of the conversion option liability in the amount of $5,120 during the six months ended August 31, 2011, representing the change in fair value. Consequently, we recorded a discount of $42,361on the notes, which is being amortized over the terms of the note using the straight line method.  During the six months ended August 31, 2011, $17,025 of the discount was charged to expense. On August 25, 2011, the Company issued 979,752 shares of its common stock at $0.03 per share, thereby reducing the principal balance by $15,000 to $35,000 at August 31, 2011.  Interest charged to operations relating to this note the six months ended August 31, 20111 and 2010 amounted to $142 and $0 respectively.

On August 15, 2011, the Company received $250,000 and entered into an eleven month (11) year, 8% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until December 15, 2011 shall be $0.012 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From December 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date, provided, however, that in no event shall the variable conversion price at any time be less than $0.05. As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $713 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On August 12, 2011, a noteholder that held two 8 % convertible promissory notes in the amounts of $85,000 and $50,000, dated as of January 25, 2011 and March 14, 2011, entered into an assignment agreement (the “agreement”) with third party investors assigning its remaining principal balances of $60,000 (January 25, 2011) and $50,000 (March 14, 2011) to various individuals reducing the original convertible promissory notes to a zero balance at August 31, 2011.  The Company entered into eight, ten (10) month, 6% secured convertible promissory notes maturing on May 31, 2012 with the following additional terms:

Upon any conversion of a separately executed $17,000 note, with a related party board member and CEO, the conversion price up until October 15, 2011 for $12,000 of the note and up until November 1, 2011 for $5,000 the conversion price shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From October 16, 2011 for $12,000 of the note and up until November 2, 2011 for $5,000 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). On August 17, 2011 payment was made in full satisfaction of this note. Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $0 and $0 respectively.

Upon any conversion of a separately executed $15,000 note, the conversion price up until November 1, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From November 2, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). I Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $40 and $0 respectively.

Upon any conversion of a separately executed $10,000 note, the conversion price up until November 1, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From November 2, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $26 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

Upon any conversion of this separately executed $10,000 note, the conversion price up until October 15, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From October 16, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $26 and $0 respectively.

Upon any conversion of this separately executed $10,000 note, with a related party, the conversion price up until November 1, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From November 2, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $26 and $0 respectively.

Upon any conversion of this separately executed $25,000 note, the conversion price up until October 15, 2011shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From October 16, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $66 and $0 respectively.

Upon any conversion of this separately executed $10,000 note, the conversion price up until November 1, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From November 2, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.

Note 12 – Convertible Promissory Notes (continued)

Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $26 and $0 respectively.

Upon any conversion of this separately executed $13,000 note, the conversion price up until October 15, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From October 16, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $34 and $0 respectively.

On August 26, 2011, the Company received $250,000 and entered into an eleven month (11) year, 8% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until December 15, 2011 shall be $0.012 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From December 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date, provided, however, that in no event shall the variable conversion price at any time be less than $0.05. As required, the Company evaluated the conversion feature of the note and allocated $250,000 to the beneficial conversion feature ("BCF") and amortized over the life of the loan. Consequently, we recorded a discount of $250,000 on the note, which is being amortized over the term of the note using the straight line method. During the six months ended August 31, 2011, $4,480 of the discount was charged to expense. Additionally, the Company determined that as at August 31, 2011 there was no embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $274 and $0 respectively.

On July 26, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor.  The Company entered into a $45,000 one (1) year, 6% secured convertible promissory note maturing on July 31, 2012 with the non-related third party investor. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.03 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  As required, the Company evaluated the conversion feature of the note and allocated $15,000 to the beneficial conversion feature ("BCF") and debt discount and amortized over the initial term of the conversion feature which expired August 15, 2011. During the six months ended August 31, 2011, $15,000 of the discount was charged to expense. Interest charged to operations relating to this note the six months ended August 31, 20111 and 2010 amounted to $267 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On August 3, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor.  The Company entered into a $45,000 one (1) year, 6% secured convertible promissory note maturing on July 31, 2012 with the non-related third party investor. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 4, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).From August 5, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  As required, the Company evaluated the conversion feature of the note and allocated $30,000 to the beneficial conversion feature ("BCF") and amortized over the life of the loan. Consequently, we recorded a discount of $35,985 on the note, which is being amortized over the term of the note using the straight line method. During the six months ended August 31, 2011, $2,772 of the discount was charged to expense. Interest charged to operations relating to this note the six months ended August 31, 20111 and 2010 amounted to $208 and $0 respectively.

Related Party
On May 23, 2011, the Company converted a shareholder loan in the amount of $25,000 in consideration for issuing a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. As required, the Company evaluated the conversion feature of the note and determined that $25,000 should be allocated to the beneficial conversion feature ("BCF") and debt discount and amortized over the initial term of the conversion feature which expires August 15, 2011. During the six months ended August 31, 2011, $25,000 of the discount was amortized to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $414 and $0 respectively.

Note 12 – Convertible Promissory Notes (continued)

On April 13, 2011, the Company converted $70,000 of “bridge loans’ received during the year ended February 28, 2011, into an interest free convertible promissory note with a maturity date of June 13, 2011.  If payment of the promissory note is not made by maturity date, the holder of the note has the right to convert the $70,000 into 350,000 shares of common stock, valued at $0.20 per share and receive 700,000 six (3) year warrants exercisable at $0.25 per share. These warrants were valued using the Black–Scholes method at $0.0445per share, resulting in a total value of $18,200, assuming a fair value per share of $0.13, risk-free interest rate of 1.26% and 136.74% volatility index. In addition there is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.20 per share. As required, the Company evaluated the conversion feature of the note and made no allocation to the beneficial conversion feature ("BCF"). Consequently, we recorded a discount of $18,200 on the note, which is being amortized over the term of the note using the straight line method. During the six months ended August 31, 2011, $18,200 of the debt discount was amortized to expense. On May 23, 2011, the Company converted the $70,000 interest free convertible promissory note with a maturity date of June 13, 2011 with the related party in consideration of issuing a new promissory note with a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012.

On May 23, 2011, the Company converted the $70,000 interest free convertible promissory note with a maturity date of June 13, 2011 with the related party in consideration of issuing a new promissory note with a one (1) year, 6% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 the conversion price will equal the “variable conversion price”.  The “variable conversion price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%) provided, however, that in no event shall the variable conversion price at any time be less than $0.10.  The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As required, the Company evaluated the conversion feature of the note and determined that $70,000 should be allocated to the beneficial conversion feature ("BCF") and debt discount and amortized over the initial term of the conversion feature which expired on August 15, 2011. During the six months ended August 31, 2011, $70,000 of the debt discount was amortized to expense. Interest charged to operations relating to this note for the six months ended August 31, 2011 and 2010 amounted to $1,160 and $0 respectively.

Note 13 – Stockholders’ Deficit

Preferred Stock

The aggregate number of shares of Preferred Stock that the Corporation is authorized to issue up to One Hundred Million (100,000,000), with a par value of $0.01 per share.

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

The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. The Company had 583,243 and 663,243 shares issued and outstanding as of August 31, 2011 and 2010, respectively.

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Corporation, may elect to convert all or any part of such holder’s shares of Series A Preferred Stock into Common Stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing.  Additionally, the holders of Series A Preferred Stock, may by written notice to the Corporation, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Corporation, secured by a security interest in the entire Corporation and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock.

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

During the six months ended August 31, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $8,120. Dividends in arrears on the outstanding preferred shares total $70,548 as of August 31, 2011.

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

Therefore, in accordance with ASC 815-40, we determined the fair value of the Preferred Series A stock to be $65,906, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.20%, expected volatility of 136.15%, and expected life of 2 years (based on the current rate of conversion), previously valued at $198,268 resulting in a gain in the change in the fair value of $132,362 during the three (3) month period ended August 31, 2011. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

Note 13 – Stockholders’ Deficit (continued)
Preferred Stock (continued)

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

There were no Series B Preferred shares issued and outstanding at August 31, 2011.

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to no votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at August 31, 2011.

Common Stock

During the six months ended August 31, 2011, the Company issued 1,250,000 shares of common stock at a purchase price of $0.20 per share, for an aggregate purchase price of $250,000.  Additionally, the Company issued to these Investors three year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

During the six months ended August 31, 2011, the Company issued 650,000 shares of common stock at a purchase price of $0.20 per share, for an aggregate purchase price of $65,000.  Additionally, the Company issued to these Investors three year warrants to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the six months ended August 31, 2011, the Company issued 450,000 shares of common stock at a purchase price of $0.075 per share, for an aggregate purchase price of $33,750.  Additionally, the Company issued to these Investors three year warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the six months ended August 31, 2011, the Company issued approximately 8,003,112 shares of common stock and 8,323,330 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $688,683. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.74% and 1.45%, dividend yield of -0-%, volatility factor of 132.88% and 168.70% and expected life of 3 years.

Note 13 – Stockholders’ Deficit (continued)
Common Stock (continued)

During the six months ended August, 31, 2011, the Company entered into warrant exchange agreement hereby cancelling 2,150,000 warrants and issuing 1,750,000 shares of common stock and incurred an additional expense of $220,816. Additionally, during the six months ended August, 31, 2011, 13,433 warrants expired and the Company entered into warrant modification agreements with various investors and incurred an additional expense of $85,133.

During the six months ended August 31, 2011, the Company converted a series of bridge loans and promissory notes and issued 26,553,175 shares of the Company's common stock and 13,064,032 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price of $0.25 per share valued at $2,633,447.

During the six months ended August 31, 2011, the  Company issued 450,000 shares of the company stock, valued at $225,000; the Company issued 3,600,000 three (3) year warrants with an exercise price of $0.25 per share valued at $500,000; the Company issued 275,000 three (3) year warrants with an exercise price of $0.10 per share valued at $46,000;the Company issued 2,700,000 three (3) year warrants to purchase shares of the Company's common stock with an exercise price of $0.50 per share valued at $173,250.  The Company incurred these transactions, plus $810,487 in beneficial conversion costs, in association with the issuance of convertible promissory notes. Additionally, the company increased its share reserves, in accordance to agreements, by 5,460,187 shares.

During the six months ended August 31, 2011, the Company consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010.  In satisfaction of the $925,000 due on the outstanding promissory note the Company:  entered into a one year, six (6%) convertible promissory maturing on April 6, 2012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 of which 2,125,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The remaining 125,000 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member’s daughter's investment in the Company also transacted in during the six months ended August 31, 2011. The former board member also exercised 1,050,000 warrants into shares of the Company's common stock in a cashless transaction.

During the six months ended August 31, 2011, the Company issued 60,000 shares valued at $15,000 to an employee for services rendered.

During the six months ended August 31, 2011, the Company issued 210,096 shares of common stock in exchange for settlement of accounts payable valued at $38,291 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the six months ended August 31, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $8,120.

On June 3, 2011, the Company entered into an Asset Purchase Agreement with Omniverse, a sole proprietorship, New Media Buys, a sole proprietorship, and Jason M. DeMeo, individually where the Company purchased certain specified assets in exchange for the issuance of 3,000,000 shares of the Company’s restricted common stock, par value $0.00001 per share.  In addition, the Company entered into an employment agreement with Jason M. DeMeo, individually, pursuant to which Mr. DeMeo will serve as the Company’s Senior Vice President of Network Operations. On August 30, 2011, the Company terminated the Asset Purchase Agreements and the 3,000,000 shares of the Company’s restricted common stock were returned and cancelled.

Note 13 – Stockholders’ Deficit (continued)

Common Stock Warrants

At August 31, 2011, there were 64,598,291 warrants outstanding with a weighted average exercise price of $0.49 and weighted average life of 2.31 years. During the six months ended August 31, 2011, 15,962,792 warrants were exercised, modified or expired.

Treasury Stock

During the six months ended August 31, 2011, the Company’s Board of Directors authorized the re-issuance of 157,500 shares of Treasury Stock as a fee for a consulting agreement at a cost of $125,786. The Company has adopted the cost method of recording treasury stock and records the amounts paid to repurchase stock as an increase to treasury stock with no distinction made between the par value of the stock and the premium paid by the Company and is presented on the balance sheet as a reduction in stockholder’s equity.

Note 14 - Commitments and Contingencies

The Company currently has agreements in place with a major satellite provider to carry the R&R TV network. The agreement became effective in June 2011 and was for a term of one year. It requires the Company to pay carriage fees of approximately $75,000 per week. The Company is heavily reliant on this provider in order to continue broadcasting and was important for the Company’s ability to generate revenues.

The Company also has agreements in place with service providers which are primarily the cost of processing media for the network. These agreements vary in length but pose a future commitment on the part of the Company.

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bednar Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the six months ended August 31, 2011 was $79,000.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:
	Current	Long-Term
	FY2012	FY2013	FY2014	Totals
Carriage Fees	$1,778,000	$2,413,000	$246,000	$4,437,000
Consulting	51,000	51,000	-	102,000
Leases	106,000	198,000	395,000	699,000
Other	-	-	-	-
Totals	$1,935,000	$2,662,000	$641,000	$5,238,000

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

Note 14 - Commitments and Contingencies

Legal Matters

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

The Company had a significant accounts payable balance with one vendor that was forgiven in a legal settlement during the six months ended August 31, 2011 and will never require a financial payment.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of this outstanding past due amount. The income recorded during six months ended August 31, 2011 was $1,314,420 and is recorded as gain on legal settlement on our Consolidated Statement of Operations.

Other Matters

In December 2005, the Company acquired Maupintour LLC On March 1, 2007. The Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007 the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual in other current liabilities at August 31, 2011.

As of August 31, 2011, management believes that very few of the contingent liabilities will be realized.

Note 15 – Segment Reporting

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

The tables below present information about reportable segments for the six months ended August 31, 2011 and August 31, 2010:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2011	2010	2011	2010
Revenues:
Media	$28,561	$375,555	$145,531	$335,986
Travel	371,617	296,899	548,884	344,806
Segment revenues	$400,178	$672,454	$694,415	$680,792

Operating expense:
Media	$113,651	$1,711,341	$1,282,427	$1,817,451
Travel	1,236,670	28,393	1,294,798	90,389
Segment expense	$1,350,321	$1,739,734	$2,577,225	$1,907,840

Net income (loss):
Media	$(85,090)	$(1,335,786)	$(1,136,896)	$(1,481,465)
Travel	(865,053)	268,506	(745,914)	254,417
Segment net loss	$(950,143)	$(1,067,280)	$(1,882,810)	$(1,227,048)

The Company did not generate any revenue outside the United States for the six months ended August 31, 2011 and August 31, 2010, and the Company did not have any assets located outside the United States.

Note 16 – Fair Value Measurements

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

Note 16 – Fair Value Measurements (continued)

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815,”Derivatives and Hedging.”Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

The following table sets forth the liabilities as of August 31, 2011, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A convertible redeemable preferred stock with reset provisions	$65,906	-0-	-0-	$65,906
Derivative liability convertible promissory notes	1,323,751	-0-	1,323,751	-0-
Total	$1,389,657	-0-	$1,323,751	$65,906

Note 17– Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009.  The Company evaluated subsequent events for the period from August 31, 2011, the date of these consolidated financial statements, through October 21, 2011, which represents the date these consolidated financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after October 21, 2011.

On September 12, 2011, the Company issued 225,000 shares of the Company's restricted common stock as part of an agreement to convert $4,500 of outstanding accounts payable.

During September and October of 2011, the Company issued approximately 1,026,429 shares of common stock in exchange for services rendered valued at approximately $20,529. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

On September 2, 2011, the Company entered into a consulting contract with a non-related party for services rendered and issued 800,000 4 year warrants, with an exercise price of $0.05 per share and a $40,000 nine (9) month, 8% secured convertible promissory note maturing on May 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until December 15, 2011 shall be $0.012 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From December 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date, provided, however, that in no event shall the variable conversion price at any time be less than $0.05.

On September 30, 2011, the Company issued 1,250,000 shares of its common stock valued at $25,000 as part of its retainer fee for legal services.

During September 2011, the Company converted $43,750 of convertible promissory notes and issued 3,054,653 shares of its common stock.

On October 3, 2011, the Company issued 2,025,000 options to employees and directors to purchase shares of Common Stock at a price of $0.0145 per share, granted on October 3, 2011, and vesting 50% on October 3, 2011 and vesting 50% vesting on April 3, 2012.

On October 4, 2011, the Company issued 226,368 Preferred Series A shares upon request of a related party shareholder to convert $113,184 of accrued dividends of Preferred Series A stock.

On October 10, 2011, the Company modified an outstanding warrant agreement and changed the strike price down to $0.05 per share from $0.25 per share, plus extended the expiration date by four months, incurring an additional modification expense of $723.

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

The R&R Network plans to expand its number of households and deploy both Interactive and Video on Demand capabilities over the next year, allowing Next 1 access to roughly 30 million households in the United States. The R&R Network will be supported by Next 1’s digital media relationships and platforms and expertise in the Travel and Real Estate arenas.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Revenues

Our total revenues decreased 40% to $400,178 for the three months ended August 31, 2011, compared to $672,454 for the three months ended August 31, 2010, a decrease of $272,276. Travel related revenue increased due to additional marketing and sales efforts, but was more than offset by the decrease in television advertising which is due to reduced programming and significantly less distribution of the R&R television network due to cost constraints.

Revenues from the travel segment increased 25% to $371,617 for the three months ended August 31, 2011, compared to $296,899 for the three months ended August 31, 2010, an increase of $74,718. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from advertising decreased 92% to $28,561 for the three months ended August 31, 2011, compared to $375,555 for the three months ended August 31, 2010, a decrease of $346,994. Advertising revenue is generated from the sale of advertising time on R&R TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received is primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.  Although the R&R TV network continues to be operational, the decrease was a result of the Company eliminating its significant satellite distribution costs which directly reduced advertising revenue.

Cost of Revenue

Cost of revenues decreased 73% to $672,772 for three months ended August 31, 2011, compared to $2,488,082 for the three months ended August 31, 2010, a decrease of $1,815,310. The significant decrease in costs were primarily associated with the elimination of the significant satellite distribution costs.

Operating Expenses

Our total operating expenses increased 12% or $370,149 to $3,483,134 for the three months ended August 31, 2011, compared to $3,112,985 for the three months ended August 31, 2010. The increase was primarily due to a net increase in amortization of debt discount and interest expense of $1,674,822 partially offset by decreases in finance and consulting fees of $734,903, amortization of intangibles of $244,650, payroll and benefits of $160,522 and other consulting fees of $376,095.

Other Expenses

Interest expense decreased 870% to $(389,704) for three months ended August 31, 2011, compared to $50,579 for three months ended August 31, 2010, a decrease of $440,283 due primarily to an overstatement in the first quarter on interest recorded on debt conversion.  Gain on legal settlement was $1,314,420 for the three months ended August 31, 2011, compared to $-0- for three months ended August 31, 2010 due to the legal settlement of outstanding accounts payable to one vendor. The Company recorded a gain of $2,155,230 on the change in fair value of derivative for the three months ended August 31, 2011, compared to $-0- for the three months ended August 31, 2010. The Company recorded a loss on settlement of debt in the amount of $498,065 for the three months ended August 31, 2011, compared to $-0- for the three months ended August 31, 2010, due to the conversion of debt through issuance of shares of stock.

Net Income

We had a net income of $527,309 for the three months ended August 31, 2011, compared to net loss of $4,965,628 for the three months ended August 31, 2010. The increase in loss from 2010 to 2011 was primarily due to the reduction of cost incurred to operate a television network as well as the amortization and loss on impairment of intangible assets and equity issued in raising capital.  The August 31, 2011 net income also included a $1,314,420 gain on legal settlement and a gain on the change in fair value of derivatives in the amount $2,814,171.

Six Months Ended August 31, 2011 Compared to Six Months Ended August 31, 2010

Revenues

Our total revenues decreased 49% to $694,415 for the six months ended August 31, 2011, compared to $1,353,247 for the six months ended August 31, 2010, a decrease of $658,832. In addition to the general decrease in travel related revenue due to less marketing and sales efforts, the decrease in television advertising is due to reduced programming and significantly less distribution of the R&R television network due to cost constraints.

Revenues from the travel segment decreased 14% to $548,884 for the six months ended August 31, 2011, compared to $641,706 for the six months ended August 31, 2010, a decrease of $92,822. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The Company directed virtually all of its limited resources to operating the R&R TV network, weakening traditional travel business revenue.

Revenues from advertising decreased 80% to $145,531 for the six months ended August 31, 2011, compared to $711,541 for the six months ended August 31, 2010, a decrease of $566,010. Advertising revenue is generated from the sale of advertising time on R&R TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received is primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.  Although the R&R TV network continues to be operational, the decrease was a result of the Company eliminating its significant satellite distribution costs which directly reduced advertising revenue..

Cost of Revenue

Cost of revenues decreased 59% to $2,037,948 for six months ended August 31, 2011, compared to $4,952,164 for the six months ended August 31, 2010, a decrease of $2,914,216. The significant decrease in costs was primarily associated with the elimination of the significant satellite distribution costs.

Operating Expenses

Our total operating expenses decreased 1% or $87,124 to $5,722,165 for the six months ended August 31, 2011, compared to $5,809,289 for the six months ended August 31, 2010. The decrease was primarily due to a decrease in amortization of intangibles of $479,517, payroll and benefits of $113,881, legal and accounting fees of $85,239 and consulting fees of $446,600, partially offset by a net increase in finance and consulting fees of $22,027 and amortization of debt discount and interest expense of $1,016,086.

Other Expenses

Interest expense increased 310% to $642,408 for six months ended August 31, 2011, compared to $156,640 for six months ended August 31, 2010, an increase of $485,768 due primarily to the interest recorded on new debt instruments.  Loss on settlement of debt conversion was $498,065 for the six months ended August 31, 2011, compared to $-0- for six months ended August 31, 2010 due to the settlement of debt through issuance of shares of stock. The Company recorded a gain of $1,998,397 on the change in fair value of derivative for the six months ended August 31, 2011, compared to $-0- for the six months ended August 31, 2010. The Company recorded a gain on legal settlement of $1,314,420 for the six months ended August 31, 2011, wherein a gain in the amount of $4,903,427 was recorded for the six months ended August 31, 2010, a decrease of $3,589,007. The Company recorded other expense in the amount of $86,635 for the six months ended August 31, 2011, compared to other income of $5,872 for the six months ended August 31, 2010, an increase of $92,507 due to the modification of various warrant agreements.

Net Loss

Net loss increased 12% or $562,435 to 5,217,982 for the six months ended August 31, 2011, compared to $4,655,547 for the six months ended August 31, 2011. The increase in net loss is primarily due to a decrease in total revenue of $658,832, a decrease in cost of revenues of $2,914,216, increase in operating expenses of $150,870 and a decrease of other income/expenses of $2,666,949.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2012	FY2013	FY 2014	Totals
Carriage Fees	$1,778,000	$2,413,000	$246,000	$4,437,000
Consulting	51,000	51,000	-	102,000
Leases	106,000	198,000	395,000	699,000
Other	-	-	-	-

Totals	$1,935,000	$2,662,000	$641,000	$5,238,000

Liquidity and Capital Resources

At August 31, 2011, the Company had $104,665 cash on-hand, a decrease of $315,152 from $419,817 at the start of fiscal 2011. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $2,483,726 for the quarter ended August 31, 2011 a decrease of $3,549,930 from $6,033,656 used during the quarter ended August 31, 2010. This decrease was due to a gain in the change in fair value of derivatives and reduction in operating costs.

Net cash used in investing activities decreased $153,477 to $100,000 for the quarter ended August 31, 2011, compared to $253,477 for the quarter ended August 31, 2010. Investments in web site development and purchase of treasury stock for the quarter ended August 31, 2010 did not occur in the current quarter.

Net cash provided by financing activities decreased $3,890,865 to $2,268,574, for the quarter ended August 31, 2011, compared to $6,159,439 for the quarter ended August 31, 2010.  This decrease was primarily due to the net increase of $1,451,000 in convertible promissory notes, a net decrease of $4,668,530 of other notes payable, and a decrease in the proceeds from the sale of equity investments in the amount of $673,335.

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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform asset impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at August 31, 2011, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2011. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the February 28, 2011, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended August 31, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the litigation matters listed in our Annual Report on Form 10-K for quarter ended February 28, 2011, as filed with the SEC on June 15, 2011, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the quarter ended February 28, 2011, filed with the SEC on June 15, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2011, the Company issued no equity securities.

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

NEXT 1 INTERACTIVE, INC.

Date: October 21, 2011	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2011	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)