Form 10-Q
period 2011-11-30
Next 1 Interactive, Inc.
filed 2012-01-23
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

As of January 17, 2012, there were 304,965,619 shares outstanding of the registrant’s common stock.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	November 30, 2011	February 28, 2011

Assets
Current Assets
Cash	$104,661	$419,817
Accounts receivable, net of allowance for doubtful accounts	156,173	376,807
Stock subscriptions receivable	37,505	263,415
Prepaid expenses and other current assets	19,317	48,878
Security deposits	246,552	260,402
Total current assets	564,208	1,369,319

Option Agreement	200,000	-

Website Development costs, net	156,523	336,352
Amortizable intangible assets, net	2,101,829	2,839,154
Total assets	$3,022,560	$4,544,825

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,385,908	$2,884,838
Other current liabilities	636,522	1,023,476
Derivative liabilities - convertible promissory notes	413,189	135,348
Derivative liabilities - preferred series A	70,075	538,328
Convertible promissory notes, net of discount of $1,348,030 and $106,745, respectively	6,813,711	228,255
Convertible promissory notes - related party, net of discount of $513,347 and $69,772, respectively	591,653	422,428
Other advances	68,000	257,000
Other notes payable	73,666	6,927,870
Shareholder loans	860,000	1,042,393
Capital lease payable - current portion	39,086	51,239
Notes payable - current portion	1,067,384	1,274,384
Total current liabilities	13,019,194	14,785,559

Capital lease payable - long-term portion	-	25,405

Total liabilities	13,019,194	14,810,964

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 809,611 and 663,243 shares issued and outstanding at November 30, 2011 and February 28, 2011, respectively	8,096	6,632
Series B Preferred stock, $1 par value; 3,000,000 authorized; shares issued and outstanding at November 30, 2011 and February 28, 2011, respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at November 30, 2011 and February 28, 2011, respectively	-	-
Common stock, $.00001 par value; 500,000,000 shares authorized; 165,951,239 and 55,015,065 shares issued; 165,951,239 and 54,857,865 shares outstanding at November 30, 2011 and February 28, 2011, respectively	1,660	549
Additional paid-in-capital	51,318,545	43,067,860
	51,328,301	43,075,041
Accumulated deficit	(61,324,935)	(53,215,394)
Treasury stock, at cost -0- shares at November 30, 2011 and 157,500 shares at February 28, 2011, respectively	-	(125,786)
Total stockholders' deficit	(9,996,634)	(10,266,139)

Total liabilities and stockholders' deficit	$3,022,560	$4,544,825

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2011	2010	2011	2010

Revenues
Travel and commission revenues	$140,187	$198,024	$689,071	$839,730
Advertising revenues	270,482	375,102	416,013	1,086,643
Total revenues	410,669	573,126	1,105,084	1,926,373

Cost of revenues	745,732	2,588,210	2,783,680	7,540,374

Gross loss	(335,063)	(2,015,084)	(1,678,596)	(5,614,001)

Operating expenses
Salaries and benefits	403,453	537,615	1,182,642	1,430,685
Selling and promotions expense	7,000	101,614	41,801	377,550
General and administrative	2,370,123	2,674,379	7,516,292	7,314,662
Total operating expenses	2,780,576	3,313,608	8,740,735	9,122,897

Operating loss	(3,115,639)	(5,328,692)	(10,419,331)	(14,736,898)

Other income (expense)
Interest expense	(288,378)	(197,304)	(930,786)	(353,944)
Loss on settlement of debt	(509,035)	-	(1,007,100)	-
Gain on legal settlement	-	-	1,314,420	4,903,427
Gain on change in fair value of derivatives	1,131,393	-	3,129,790	-
Other income (expense)	(26,901)	(52)	(113,535)	5,820
Total other income (expense)	307,079	(197,356)	2,392,789	4,555,303

Net loss	$(2,808,560)	$(5,526,048)	$(8,026,542)	$(10,181,595)

Weighted average number of shares outstanding, basic and diluted	128,543,080	43,026,330	91,314,768	37,758,516

Basic and diluted net loss per share	$(0.02)	$(0.13)	$(0.09)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended
(Unaudited)

	November 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(8,026,542)	$(10,181,595)
Adjustments to reconcile net loss to net cash from operating activities:
Interest on bridge loan conversions	348,535	-
Loss on settlement of debt	1,007,100	-
Gain on legal settlement	(1,314,420)	(4,903,427)
Amortization of intangible assets	917,154	1,644,363
Amortization of discount on notes payable	4,019,957	1,867,196
Amortization of finance fees	23,779	-
Stock based compensation and consulting fees	1,172,303	2,110,058
Gain on change in fair value of derivatives	(3,129,790)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	220,634	(91,970)
Decrease in prepaid expenses and other current assets	5,782	219,129
Decrease (increase) in security deposits	13,850	(47,556)
Increase in accounts payable and accrued expenses	1,111,155	833,504
(Decrease) increase in other current liabilities	(386,954)	462,489
Net cash used in operating activities	(4,017,457)	(8,087,809)

Cash flows from investing activities:
Technology development costs	-	(203,554)
Purchase of option agreement	(200,000)	-
Purchase of treasury stock	-	(99,560)
Net cash used in investing activities	(200,000)	(303,114)

Cash flows from financing activities:
Proceeds from convertible promissory notes	2,161,200	-
Principal payments of convertible promissory notes	(17,000)	-
Proceeds from other advances	190,000	-
Proceeds from other notes payable	130,000	5,639,529
Principal payments of other notes payable	(152,506)	(397,714)
Proceeds from shareholder loans	1,014,000	-
Proceeds from sundry notes payable	100,000	100,000
Principal payments on sundry notes payable	(98,000)	(227,940)
Proceeds from capital lease	-	56,671
Principal payments on capital lease	(37,558)	(40,064)
Proceeds from the collection of stock subscription receivable	263,415	-
Proceeds from the sale of common stock and warrants	348,750	3,116,000
Net cash provided by financing activities	3,902,301	8,246,482

Net decrease in cash	(315,156)	(144,441)

Cash at beginning of period	419,817	211,905

Cash at end of period	$104,661	$67,464

Supplemental disclosure:
Cash paid for interest	$15,100	$134,876

Supplemental disclosure of non-cash investing and financing activity:

During the nine months ended November 30, 2011, the Company issued approximately 32,385,817 shares of common stock and 18,323,330 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $1,071,792. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 1.45%, dividend yield of -0-%, volatility factor of 132.88% to 445.49% and expected life of 1 to 5 years.

During the nine months ended November 30, 2011, the Company entered into warrant exchange agreement hereby cancelling 2,150,000 warrants and issuing 1,750,000 shares of common stock and incurred an additional expense of $220,816. Additionally, during the nine months ended November 30, 2011, 13,433 warrants expired and the Company entered into warrant modification agreements with various investors and incurred an additional expense of $85,133.

During the nine months ended November 30, 2011, the Company converted a series of bridge loans and promissory notes and issued 69,925,861 shares of the Company's common stock and 13,064,032 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price between $0.05 and $0.25 per share valued at $3,418,912.

During the nine months ended November 30, 2011, the  Company issued 450,000 shares of the company stock, valued at $225,000; the Company issued 3,600,000 three (3) year warrants with an exercise price of $0.25 per share valued at $500,000; the Company issued 275,000 three (3) year warrants with an exercise price of $0.10 per share valued at $46,000;the Company issued 3,500,000 three (3) year warrants to purchase shares of the Company's common stock with an exercise price of $0.50 per share valued at $213,250.  The Company incurred these transactions, plus $1,585,587 in beneficial conversion costs, in association with the issuance of convertible promissory notes. Additionally, the company increased its share reserves, in accordance to agreements, by 5,460,187 shares.

During the nine months ended November 30, 2011, the Company consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010.  In satisfaction of the $925,000 due on the outstanding promissory note the Company:  entered into a one year, six (6%) convertible promissory maturing on April 6, 2012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 of which 2,125,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The remaining 125,000 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member’s daughter's investment in the Company also transacted in during the nine months ended November 30, 2011. The former board member also exercised 1,050,000 warrants into shares of the Company's common stock in a cashless transaction.

During the nine months ended November 30, 2011, the Company issued 60,000 shares valued at $15,000 to an employee for services rendered.

During the nine months ended November 30, 2011, the Company issued 1,012,250 ten (10) year stock options with an exercise price of $.0145 to employees, directors and executives and incurred $10,125 in compensation costs.

During the nine months ended November 30, 2011, the Company issued 435,096 shares of common stock in exchange for settlement of accounts payable valued at $42,791 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the nine months ended November 30, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $ 8,120.

During the nine months ended November 30, 2011, the Company’s Board of Directors authorized the re-issuance of 157,500 shares of Treasury Stock as a fee for a consulting agreement at a cost of $125,786.

During the nine months ended November 30, 2011, 16,462,792 warrants were exercised, modified or expired

During the nine months ended November 30, 2011, $1,230,000 of principal, from current convertible promissory noteholders, was assigned to various non-related third party investors creating new convertible promissory notes. Additionally, $7,185,526 of old promissory notes were converted into new convertible promissory notes.

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

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”), an interactive media company, focuses on video and media advertising over Internet, Mobile and Television platforms. Historically, the Company operated through two divisions, media and travel. A third (real estate) division is anticipated to be launching during the fourth quarter of fiscal 2012.

The media division targets real estate and travel. The Company broadcasts a 24/7 digital television network called “Next 1 Network” via satellite and cable carriers. In addition, the Company delivers other digital targeted content via Broadband, Web, Print and Mobile. The Company’s other media platforms include a real estate Video-On-Demand (“VOD”) channel called Home TV on Demand (“Home TV”), multiple websites including “RRTV.com”, which features live streaming of its television network over the web. Revenues from the media division include advertising fees from advertisements and programming aired on the Next 1 Network and production services.

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

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts, valuation of intangible assets, and valuation of stock-based compensation, accrued expenses and derivative liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

During the nine months ended November 30, 2011 and 2010, the Company did not identify nor recognize impairment losses on long lived assets.

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

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the nine months ended November 30, 2011 and 2010 was $917,154 and $1,644,363, respectively.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

 Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents include the following:

	November 30, 2011	November 30, 2010
Series A convertible preferred stock	10,794,813	1,326,486
Series B convertible preferred stock	-0-	-0-
Series C convertible preferred stock	-0-	-0-
Warrants to purchase common stock issued, outstanding and exercisable	75,398,291	24,536,862
Stock options issued, outstanding and exercisable	2,025,000	-0-
Shares on convertible promissory notes	207,882,427	-0-
	296,100,531	25,863,348

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

Barter revenue of approximately $269,000 and $323,000 has been recognized for the nine months ended November 30, 2011 and 2010 respectively, and barter expenses of approximately $172,000 and $340,000 has been recognized for the nine months ended November 30, 2011 and 2010 respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the nine months ended November 30, 2011 and November 30, 2010 was approximately $48,000 and $285,000, respectively.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Reclassifications

Certain amounts previously reported in the fiscal year ended February 28, 2011 have been reclassified to conform to the classifications used in the nine months ended November 30, 2011. Such reclassifications have no effect on the reported net loss.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company's condensed consolidated financial statements.

During September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, ("ASU Update No. 2011-08). ASU Update No. 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU Update No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment test performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made for issuance. We will be adopting ASU Update No. 2011-08 during our fourth quarter of fiscal 2012 and do not expect the adoption to have a material impact on our financial results.

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No. 2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will be adopting ASU Update No. 2011-11during our first quarter of fiscal 2014.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $61,324,935 and a working capital deficit of $12,454,986 at November 30, 2011, net losses for the nine months ended November 30, 2011 of $8,026,542 and cash used in operations during the nine months ended November 30, 2011 of $4,017,457.  While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds through private placements with third parties by way of a public or private offering. In addition, the Board of Directors has agreed to make available, to the extent possible, the necessary capital required to allow management to aggressively expand the N1N TV Linear Network, as well as its planned Interactive and Video on Demand solutions. Management and Board members are working aggressively to increase the viewership of our network by promoting it across other mediums as well as other networks which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Property and Equipment

As of November 30, 2011 and 2010, respectively, the Company did not record property and equipment on its books and records.  Any property and equipment previously recorded was fully impaired and written off. Therefore there was no depreciation expense recorded for the nine months ended November 30, 2011 and 2010.

Note 4 – Website development costs and Intangible Assets

 The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

	November 30, 2011
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	2.0 years	$7,938,935	$6,035,140	$1,903,795
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.3 years	719,323	562,800	156,523
Trade Name	4.7 years	291,859	93,825	198,034
		$14,653,946	$12,395,594	$2,258,352

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $917,154 and $1,644,363 for the nine months ended November 30, 2011 and 2010, respectively.

Note 5 – Option Purchase Agreement

On August 23, 2011, the Company made a payment of $100,000 and entered into a sixty (60) day option agreement (the "agreement") with Realbiz Holdings, Inc. to purchase 526.5 shares of its common stock representing an 84% interest in Realbiz, Inc. As part of this agreement, the Company must also remit payment of $20,000 of past due invoices owed to Realbiz Holdings, Inc and thirty days after the date of this agreement has agreed to remit $100,000 to grant this option to be effective and binding.  For the nine months ending on November 30, 2011, the Company has made $200,000 of total payments in compliance with this agreement. The exercise price is CDN 2,700,000 equivalent to approximately $2,669,000. On November 25, 2011, the Company entered into an amended agreement as follows:  On December 15, 2011, the Company will purchase 221.36 shares of common stock at a purchase price of CDN 900,000 equivalent to approximately$882,000; on February 28, 2012, the Company will purchase 221.36 shares of common stock at a purchase price of CDN 907,397 equivalent to approximately $889,000; on April 30, 2012, the Company will purchase 221.36 shares of common stock at a purchase price of CDN 914,795 equivalent to approximately $897,051. As of January 23, 2012, the date of filing the Company’s 10-Q, no payments have been made to purchase the shares of common stock.

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at November 30:

2011
Trade accounts payable	$1,573,980
Accrued interest	514,604
Deferred salary	76,891
Accrued expenses - other	220,433
Totals	$2,385,908

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

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500 (includes $3,500 in legal fees), maturing on September 23, 2011 (see Convertible Promissory Note 12). On August 31, 2011, the noteholder entered into a wrap around agreement to assign $485,000 of its debt to investors and immediately assigned $50,000 of its principal to a non-related third party investor and the Company issued a secured convertible promissory note for the same value (see Convertible Promissory Note 12). As of November 30, 2011 the Company’s loan payable balance is $703,943 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. The remaining principal balance of the note is $255,440 as of November 30, 2011 and the note is in default.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on November 30, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 still owed as of November 30, 2011 and the note is in default.

 In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of November 30, 2011, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000 and the note is in default.

On November 17, 2010, the Company entered into a demand note for the principal sum of $100,000.  The terms of the loan is set for three weeks with the loan due and payable as of December 8, 2010.  The lender has the option to receive payment of the loan in the amount of $100,000 plus 100,000 warrants for Next 1 Interactive common stock at $0.50 per share for a 3 year term or an alternative form of repayment.  The alternative form of repayment gives the lender the right to have the loan amalgamated into an existing subscription agreement with the Noteholder, under the same terms of $0.50 per share with two warrants per share exercisable at $1.00 per share with a three year term. As of November 30, 2011, the Company has not issued the warrants to the lender and on May 16, 2011, entered into a convertible promissory note agreement rolling the balance of $100,000, adjoining an additional note for $125,000 into a new convertible promissory note of $225,000.  See Note 12.

On June 15, 2011, the Company received $100,000 in consideration for issuing a six month interest free $106,000 promissory note maturing November 25, 2011, incurring a one-time fee of $6,000.  The payments shall be due and payable as follows:  $26,500 on August 15, 2011; $26,500 on September 26, 2011; $26,500 on October 25, 2011; and $26,500 on November 25, 2011.  As of November 30, 2011, the remaining principal balance is $53,000 and the note is in default.

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the nine months ending November 30,
2012	$1,067,384
2013	-0-
2014 and thereafter	-0-
total	$1,067,384

Interest expense on the notes payable was $52,389 and $199,318 for the nine months ended November 30, 2011 and 2010, respectively.

Note 8 – Capital Lease Payable

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expired on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of a joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. Interest expense on the lease was $8,149 and $9,807 for the nine months ended November 30, 2011 and 2010, respectively.

 The following is a schedule by year of future minimum payments required under the lease together with their present value as of November 30, 2011.

Six months ending November 30:	2011
2012	$41,849
2013	-0-
2014	-0-
Total minimum lease payment	41,849
Less amount representing interest	2,764
Present value of minimum lease payments	39,085
Less current portion	39,085
Long-term portion	$-0-

Note 9 – Other Notes Payable

Related Party

During the nine months ending November 30, 2011, the Company repaid approximately $21,319 of the balance owed to a director and officer of the Company.  The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date.  Interest expense on the note was approximately $414 and $649, respectively for the nine months ended November 30, 2011 and 2010.

The Company has a loan payable to a party that is related to an existing director/officer for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. On September 6, 2011, the noteholder converted $18,000 of principal and the Company issued 1,200,000 shares of common stock.  On October 12, 2011, the noteholder converted the remaining principal balance (plus accrued interest) and the Company issued 1,031,365 shares of common stock. Interest expense on the loan was $2,338 and $2,429 respectively for the nine months ended November 30, 2011 and 2010.

The Company has a loan payable with an unrelated entity where the same director/officer is president and as of November 30, 2011, the Company owes approximately $5,000. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was $1,712 and $2,577, respectively for the nine months ended November 30, 2011 and 2010.

Non Related Party

On March 5, 2010, the Company entered into a promissory note with a former chairman/director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. As an incentive, the Company, on April 30, 2010, issued 850,000 warrants to the holder with a three-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. As part of the original agreement on July 12, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $22,372 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. Additionally, on July 23, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,427 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan.  The Company recorded approximately $230,880 in prepaid finance fees upon origination and amortized approximately $-0- and $114,000 in expense, respectively for the nine months ended November 30, 2011 and 2010. Interest charged to operations relating to this note was $4,059 and $29,221, respectively for the nine months ended November 30, 2011 and 2010. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 1,050,000 warrants into common shares, converted $450,000 of principal owed under the current note into 2,250,000 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the holder's daughter. See footnotes 12 and 13.

Note 9 – Other Notes Payable (continued)

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000 over a period of time. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.  Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan.  The Company recorded approximately $2.3 million in prepaid finance fees upon origination and amortized approximately $-0- and $575,000 in expense, respectively for the nine months ended November 30, 2011 and 2010. Interest charged to operations relating to this note was $46,369 and $218,316, respectively for the nine months ended November 30, 2011 and 2010. During the nine months ended November 30, 2011, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011, the former note, plus accrued interest was converted into three convertible promissory notes totaling $6,099,526.  See footnote 12.

On July 23, 2010, the Company has an existing promissory note with a shareholder in the amount of $100,000.  The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $13,000 and $12,000 in expense, respectively for the nine months ended November 30, 2011 and 2010. Interest charged to operations relating to this note was $4,472 and $2,160, respectively for the nine months ended November 30, 2011 and 2010 and the note is in default.

Note 10 – Other Advances

Related Party

During the nine months ended November 30, 2011, the Company converted $168,000 of “bridge loans”.  The Company, as part of a conversion agreement dated April 13, 2011, of which the $98,000 was included along with $183,393 of shareholder loans, issued 1,407,016 shares of common stock and 2,814,032  3 year warrants with an exercise price $0.25 per share valued at $504,860 incurring one time interest only fee of approximately $223,000.  The remaining $70,000 was converted on April 13, 2011 into a convertible promissory note, see footnote 12. The remaining principal balance as of November 30, 2011 totaled $18,000.

Non Related Party

During the nine months ended November 30, 2011, the Company received $190,000 in bridge loans from non-related third party investors.  The Company converted $211,000 of “bridge loans” and into new convertible promissory notes, see footnote 12.  The remaining principal balance as of November 30, 2011, totaled $50,000.

Note 11 – Shareholder Loans

During the nine months ended November 30, 2011, the Company received cash advances amounting to $1,014,000 from shareholders while incurring transaction fees totaling $11,000. In addition, 4,500,349 shares in common stock and 6,814,032 warrants were issued as $636,393 of shareholder loans were converted into equity instruments and $296,000 was converted into convertible promissory notes.  Additionally, $275,000 was assigned to a third party investor creating a convertible promissory note (see footnotes number 12 for convertible promissory note #52 and reference 35 in table I).The remaining principal balance as of September 30, 2011 totaled $860,000.

Note 12 – Convertible Promissory Notes

Presented below is a tabled presentation of the Company’s secured convertible promissory notes for the nine months ended November 30, 2011. Each table consists of non-related and related party activity. Following each table is a series of explanations of various transactions occurring for a specific convertible promissory note. Table one discloses terms of each note and analysis of principal balances. Table two discloses conversion terms, debt discount and related amortization of debt discount. Table three discloses notes requiring calculation of derivative liabilities and changes in the fair market value. Each table has its own set of references providing additional disclosures required by generally accepted accounting principles.

Table 1

Non-Related Party:									Interest expense for nine months ending
Original Date	Note #	Principal or Value Received	Ref #	Maturity Date	Interest Rate	Principal Balance 11/30/11	Un-Amortized Debt Discount 11/30/11	Carrying Value 11/30/11	11/30/11	11/30/10
12/14/10	1	$50,000	(1)	3/14/11	10.0%	$-0-	$-0-	$-0-	$1,164	$-0-
12/17/10	2	250,000	(2)	3/14/11	10.0%	-0-	-0-	-0-	1,427	-0-
1/11/11	3	200,000	(3)	2/11/11	6.0%	200,000	-0-	200,000	9,321	-0-
1/11/11	4	117,200	(4)	1/10/12	5.0%	42,200	2,126	40,074	2,171	-0-
2/18/11	5	50,000	(5)	2/28/11	0.0%	-0-	-0-	-0-	-0-	-0-
2/14/11	6	25,000	(6)	5/31/12	6.0%	25,000	-0-	25,000	385	-0-
2/14/11	7	25,000	(6)	5/31/12	6.0%	25,000	-0-	25,000	385	-0-
2/14/11	8	25,000	(7)	5/31/12	0.0%	-0-	-0-	-0-	-0-	-0-
1/25/11	9	85,000	(8)	10/27/11	8.0%	-0-	-0-	-0-	2,896	-0-
3/11/11	10	100,000	(9)	3/11/11	0.0%	-0-	-0-	-0-	-0-	-0-
3/11/11	11	100,000	(9)	3/11/11	0.0%	-0-	-0-	-0-	-0-	-0-
3/11/11	12	25,000	(9)	3/11/11	0.0%	-0-	-0-	-0-	-0-	-0-
3/14/11	13	50,000	(10)	12/16/11	8.0%	-0-	-0-	-0-	1,622	-0-
3/17/11	14	500,000	(11)	4/6/12	6.0%	185,000	-0-	185,000	16,826	-0-
3/23/11	15	68,500	(12)	9/23/11	21.0%	-0-	-0-	-0-	8,166	-0-
4/15/11	17	4,388,526	(13)	4/15/12	6.0%	4,385,326	912,127	3,473,199	168,268	-0-
4/15/11	18	1,500,000	(14)	4/15/12	6.0%	1,250,000	-0-	1,250,000	53,752	-0-
4/15/11	19	211,000	(15)	4/15/12	6.0%	211,000	43,893	167,107	8,094	-0-
5/15/11	20	100,000	(16)	5/15/12	6.0%	100,000	-0-	100,000	3,325	-0-
5/13/11	21	150,000	(1)	5/31/12	6.0%	150,000	-0-	150,000	5,039	-0-
5/12/11	22	225,000	(17)	8/31/12	6.0%	-0-	-0-	-0-	6,718	-0-
6/1/11	23	25,000	(18)	5/31/12	6.0%	25,000	-0-	25,000	759	-0-
6/1/11	24	150,000	(19)	5/31/12	6.0%	150,000	-0-	150,000	4,555	-0-
6/16/11	25	60,000	(20)	3/20/12	8.0%	60,000	23,928	36,072	2,237	-0-
5/23/11	28	46,000	(21)	5/31/12	6.0%	46,000	-0-	46,000	1,467	-0-
6/27/11	29	100,000	(22)	5/31/12	6.0%	24,250	21,474	2,776	1,055	-0-
7/12/11	30	50,000	(23)	5/31/12	6.0%	50,000	-0-	50,000	1,172	-0-

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

Non-Related Party (continued):									Interest expense for nine months ending
Original Date	Note #	Principal or Value Received	Ref #	Maturity Date	Interest Rate	Principal Balance 11/30/11	Un-Amortized Debt Discount 11/30/11	Carrying Value 11/30/11	11/30/11	11/30/10
6/15/11	31	75,000	(24)	5/31/12	6.0%	75,000	-0-	75,000	2,100	-0-
6/15/11	32	150,000	(25)	5/31/12	6.0%	150,000	-0-	150,000	4,200	-0-
8/12/11	33	50,000	(26)	5/31/12	6.0%	-0-	-0-	-0-	-0-	-0-
8/24/11	34	80,000	(27)	7/31/12	6.0%	-0-	-0-	-0-	-0-	-0-
8/12/11	35	50,000	(28)	7/31/12	6.0%	10,000	8,472	1,528	502	-0-
8/12/11	37	17,000	(29)	5/31/12	6.0%	-0-	-0-	-0-	-0-	-0-
8/12/11	38	15,000	(29)	5/31/12	6.0%	15,000	-0-	15,000	266	-0-
8/12/11	39	10,000	(29)	5/31/12	6.0%	10,000	-0-	10,000	177	-0-
8/12/11	40	10,000	(29)	5/31/12	6.0%	10,000	-0-	10,000	177	-0-
8/12/11	42	25,000	(29)	5/31/12	6.0%	25,000	-0-	25,000	444	-0-
8/12/11	43	10,000	(29)	5/31/12	6.0%	10,000	-0-	10,000	177	-0-
8/12/11	44	13,000	(29)	5/31/12	6.0%	13,000	-0-	13,000	231	-0-
7/26/11	46	45,000	(30)	7/31/12	6.0%	45,000	-0-	45,000	949	-0-
8/3/11	47	45,000	(31)	7/31/12	6.0%	45,000	-0-	45,000	889	-0-
10/5/11	48	50,000	(32)	9/30/12	6.0%	-0-	-0-	-0-	41	-0-
9/2/11	50	40,000	(33)	5/31/12	8.0%	40,000	26,917	13,083	788	-0-
10/14/11	51	83,000	(34)	7/31/12	8.0%	83,000	-0-	83,000	859	-0-
9/27/11	52	275,000	(35)	8/31/12	12.0%	210,000	190,909	19,091	5,044	-0-
10/13/11	53	100,000	(36)	9/30/12	6.0%	75,000	75,000	-0-	627	-0-
9/26/11	54	75,000	(37)	8/31/12	6.0%	-0-	-0-	-0-	142	-0-
10/13/11	56	50,000	(38)	9/30/12	6.0%	50,000	43,184	6,816	396	-0-
11/11/11	57	236,702	(39)	9/30/12	8.0%	231,965	-0-	231,965	972	-0-
9/27/11	58	135,000	(46)	9/27/12	12.0%	135,000	-0-	135,000	2,870	-0-
						8,161,741	1,348,030	6,813,711	322,655	-0-

Related Party:									Interest expense for nine months ending
Original Date	Note #	Principal or Value Received	Ref #	Maturity Date	Interest Rate	Principal Balance 11/30/11	Un-Amortized Debt Discount 11/30/11	Carrying Value 11/30/11	11/30/11	11/30/10
4/13/11	16	$70,000	(40)	6/13/11	0.0%	$-0-	$-0-	$-0-	$-0-	$-0-
5/23/11	26	25,000	(41)	5/31/12	6.0%	25,000	-0-	25,000	797	-0-
5/23/11	27	70,000	(40)	5/31/12	6.0%	70,000	-0-	70,000	2,232	-0-
8/12/11	41	10,000	(29)	5/31/12	6.0%	10,000	-0-	10,000	177	-0-
8/15/11	36	250,000	(42)	5/31/12	8.0%	250,000	-0-	250,000	5,763	-0-
8/26/11	45	250,000	(43)	5/31/12	8.0%	250,000	163,984	86,016	5,315	-0-
10/14/11	49	200,000	(44)	7/31/12	8.0%	200,000	139,736	60,264	2,071	-0-
10/4/11	55	300,000	(45)	7/31/12	8.0%	300,000	209,627	90,373	3,771	-0-
						1,105,000	513,347	591,653	20,126	-0-
						$9,236,741	$1,861,377	$7,405,364	$342,781	$-0-

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References Table 1

(1)
On December 14, 2010, the Company received $50,000 from a third party investor and issued a convertible promissory note. On May 31, 2011 an agreement was entered into with the note holder rolling over the $50,000 in combination with $100,000 proceeds received on May 13, 2011, into a new promissory note dated May 13, 2011 totaling $150,000.

(2)
On December 17, 2010, the Company received $250,000 from a third party investor and issued a convertible promissory note. On March 30, 2011, the Company issued 1,250,000 shares of common stock and three (3) year warrants with an exercise price of $0.25 per share to the noteholder upon full conversion of the promissory note.

(3)	On January 11, 2011 the Company received $200,000 from a third party investor and issued a convertible promissory note.

(4)
On January 11, 2011, the Company issued a convertible promissory note in the amount of $117,200 to one of its shareholders, former chief operating officer and board member in satisfaction of unpaid salary, deferred salary, a previous $10,000 outstanding loan to the Company and unpaid interest on the loan. On April 8, 2011, the Company issued 375,000 shares of common stock and 750,000 three (3) year warrants with an exercise price of $0.25 per share as a partial conversion of the note reducing the principal balance by $75,000.

(5)
On February 18, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note. The Company issued as a onetime payment of 100,000 shares of common stock in lieu of interest.

(6)
On February 14, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note.  The Company issued as a onetime payment of 50,000 shares of common stock in lieu of interest.  On August 29, 2011 terms of the note were modified and a new note was issued with the same principal balance of $25,000, bearing interest at 6% and a maturity date of May 31, 2012.

(7)
On February 14, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note.  The Company issued as a onetime payment 50,000 shares of common stock in lieu of interest. On March 14, 2011, the Company issued 125,000 shares of common stock and 250,000 three (3) year warrants with an exercise price of $0.25 per share to the noteholder upon conversion of the $25,000 promissory note.

(8)
On January 25, 2011, the Company received $85,000 from a third party investor and issued a convertible promissory note. As a partial conversion of debt the Company on August 3, 2011 and August 10, 2011, issued 613,497 and 1,630,435 common shares, respectively at $0.03 per share and $0.02 per share reducing the principal amount by $10,000 and $15,000 respectively. The remaining $60,000 of principal was assigned, during August 2011, to various non-related third party investors in full satisfaction of this debt.

(9)
On March 11, 2011, the Company received $225,000 in "bridge loans" from three un-related parties and issued three convertible promissory notes. The Company issued as a onetime payment of 225,000 shares of common stock in lieu of interest. Simultaneously, the Company entered into a conversion agreement with each note holder converting at $0.20 per share and 1,125,000 shares of common stock were issued along with 2,250,000 warrants exercisable at $0.25 per share with a three (3) year term.

(10)
On March 14, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note. During August 2011, the noteholder made a series of assignments of its entire principal balance to various third party non-related investors.

(11)
On March 17, 2011, the Company issued to the noteholder 3,600,000 two (2) year warrants, at an exercise price of $0.25 per share and 2,250,000 shares of common stock valued at $425,000 as partial satisfaction of a $925,000 executed on January 25, 2010.  A new convertible promissory note was executed in the remaining balance amount of $500,000. The following assignments of principal were executed:  On July 26, 2011, August 3, 2011, August 15, 2011, August 18, 2011 and September 26, 2011, the note holder assigned $45,000, $45,000, $50,000, $50,000, $80,000 and $75,000, respectively, of principal to non-related third party investors.

(12)
On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated August 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in proceeds and incurred $3,500 in legal fees and issued a convertible promissory note in the amount of $68,500. Upon execution of the note, the Company instructed our stock transfer agent to reserves 765,000 shares of common stock per terms of the agreement. On September 30, 2011, October 11, 2011 and October 12, 2011, the noteholder converted: $35,666  of principal and the Company issued 4,100,000 shares at $0.01075 per share, converted $21,919 of principal and the Company issued 2,664,543 shares at $0.00825 per share and converted $9,915 of principal and the Company issued 1,683,000 shares at $0.00825 per share, respectively.

(13)
On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $4,388,526. On July 25, 2011, the noteholder converted $3,200 of principal into 80,000 shares of common stock at a price of $0.04 per share, leaving a remaining principal balance of $4,385,326.

(14)
On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $1,500,000. On June 27, 2011, the noteholder assigned $100,000 of principal to a non-related third party investor. On September 27, 2011, the noteholder assigned $100,000 of their debt to a non-related third party investor. On October 13, 2011, the noteholder assigned $50,000 of its principal to a non-related third party investor.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References Table 1 (continued)

(15)
On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $211,000.

(16)	On May 15, 2011, the Company received $100,000 from a third party investor and issued a convertible promissory note.

(17)
On May 12, 2011, the Company received $125,000 from a third party investor and issued a convertible promissory note. Consequently, on May 16, 2011 the Company entered into a secured convertible promissory note with the same shareholder which combined a previous convertible promissory note dated November 17, 2010 valued at $100,000 with the $125,000 convertible promissory note dated May 12, 2011, totaling $225,000. On November 11, 2011, the noteholder assigned 225,000 of its principal plus $5,000 in legal fees and $6,702 in accrued interest to a non-related third party investor and a new promissory note was issued in the amount of $236,702.

(18)	On June 1, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note.

(19)	On June 1, 2011, the Company received $150,000 from a third party investor and issued a convertible promissory note.

(20)
On June 16, 2011, the Company received $57,500 from a third party investor, incurred legal costs of $2,500 and issued a convertible promissory note. Upon execution of the note, the Company instructed our stock transfer agent to reserve 6,933,744 shares of common stock per terms of the agreement.

(21)
On May 23, 2011, the Company converted a $21,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011 and combined that with a $25,000 shareholder loan received on May 23, 2011, in consideration for issuing a convertible promissory note maturing on May 31, 2012 totaling $46,000 and issued 275,000 three (3) year warrants with an exercise price of $0.10 per share.

(22)
On June 27, 2011, a noteholder assigned $100,000 of its $1.5 million outstanding promissory note to this non-related third party investor and the Company issued a convertible promissory note of the same value. On June 28, 2011, the noteholder converted $25,000 of principal and the Company issued 500,000 shares of common stock at $.06 per share. On July 18, 2011, the noteholder converted $25,000 of principal and the Company issued 831,670 shares of common stock at $0.05 per share. On September 13, 2011, the noteholder converted $25,750 of principal and the company issued 1,854,653 shares of common stock at $0.01380 per share.

(23)	On July 12, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note.

(24)	On June 15, 2011, the Company issued a convertible promissory note in the amount of $75,000 representing a shareholder advance made on behalf of the Company on November 11, 2010.

(25)	On June 15, 2011, the Company issued a convertible promissory note in the amount of $150,000 representing a shareholder advance made on behalf of the Company on December 13, 2010.

(26)
On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On August 18, 2011, the Company issued 4,000,000 shares of its common stock at a variable conversion rate of $0.0073 per share, thereby reducing the principal balance by $29,200. On August 30, 2011, the Company issued 1,142,857 shares of its common stock at a variable conversion rate of $0.01820 per share, thereby reducing the principal balance by $20,800 resulting in the full satisfaction of the debt.

(27)
On August 24, 2011, a noteholder assigned $80,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On August 24, 2011, the Company issued 4,000,000 shares of its common stock at a conversion rate of $0.02 per share, thereby reducing the principal balance by $80,000 resulting in full satisfaction of the debt.

(28)
On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On August 25, 2011, the Company issued 979,752 shares of its common stock at $0.03 per share, thereby reducing the principal balance by $15,000. On October 20, 2011, the Company issued 3,671,072 shares at $0.01362 per share, thereby reducing the principal balance by $25,000.

(29)
On August 12, 2011, a noteholder that held two 8 % convertible promissory notes in the amounts of $85,000 and $50,000, dated as of January 25, 2011 and March 14, 2011, entered into an assignment agreement (the “agreement”) with third party investors assigning its remaining principal balances of $60,000 (January 25, 2011) and $50,000 (March 14, 2011) to various individuals reducing the original convertible promissory notes to a zero balance at August 31, 2011.  Noteholder #37 was assigned $17,000. On August 17, 2011, the Company issued a wire transfer in full settlement of the outstanding principal balance. Noteholder #38 was assigned $15,000. Noteholder #39 was assigned $10,000. Noteholder #40 was assigned $10,000. Noteholder #42 was assigned $25,000. Noteholder #43 was assigned $10,000. Noteholder #44 was assigned $13,000. Noteholder #41 was assigned $10,000.

(30)	On July 26, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References Table 1 (continued)

(31)	On August 3, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value.

(32)
On October 5, 2011, a noteholder assigned $50,000 of its $753,943 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value. On October 10, 2011, the noteholder converted $50,000 of principal and the Company issued 5,000,000 shares of common stock at $.02 per share, resulting in a full satisfaction of the debt.

(33)
On September 2, 2011, the Company incurred consulting fees of $40,000 and issued a convertible promissory note for the same value. Additionally, the Company also issued 800,000 4 year warrants with an exercise price of $0.05 per share.

(34)	On October 14, 2011, the Company received $83,000 in proceeds and issued a convertible promissory note.

(35)
On September 27, 2011, a noteholder assigned $275,000 of its principal to a non-related third party investor and the Company issued a new convertible promissory note of the same value.  On October 7, 2011, the noteholder converted $30,000 of principal into 3,750,000 shares at a price of $0.008 per share, thereby leaving a remaining balance of $245,000. On October 25, 2011, the noteholder converted $35,000 of principal and the Company issued 5,631,536 shares of common stock at $0.006215 per share, thereby reducing the principal balance to $210,000.

(36)
On September 27, 2011, a noteholder assigned $100,000 of their debt to a non-related third party investor and the Company issued a convertible promissory note for the same value. On October 21, 2011, the noteholder converted $25,000 of principal into 3,989,786 shares at a conversion price of $0.006266 per share, leaving a remaining principal balance of $75,000.

(37)
On September 26, 2011 a noteholder assigned $45,000 of its $500,000 outstanding promissory note and $30,000 of its $100,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for $75,000. On September 30, 2011, the noteholder converted $25,000 of principal into 2,558,853 shares of common stock of the Company at $.00977 per share, leaving a remaining principal balance of $50,000. On October 7, 2011, the noteholder converted $20,000 of principal into 2,439,024 shares of common stock of the Company at $.0082 per share, leaving a remaining principal balance of $30,000. On October 14, 2011, the noteholder converted $30,000 of principal into 3,382,187 shares of common stock of the Company at $.0082 per share, leaving a remaining principal balance of $-0-.

(38)	On October 13, 2011, a note holder assigned $50,000 of its principal to a third party investor and the company issued a convertible promissory note for the same value.

(39)
On November 11, 2011, a noteholder assigned 225,000 of its principal plus $5,000 in legal fees and $6,702 in accrued interest to a non-related third party investor and a new promissory note was issued in the amount of $236,702. On November 16, 2011, the noteholder converted $4,737 of principal and $263 of interest and the Company issued 416,667 shares at $0.012 per share.

(40)
On April 13, 2011, the Company converted $70,000 of “bridge loans’ received during the year ended February 28, 2011, into an interest free convertible promissory note with a maturity date of June 13, 2011.  On May 23, 2011, the Company converted the $70,000 interest free convertible promissory note with a maturity date of June 13, 2011 with the related party in consideration of issuing a new promissory note.

(41)	On May 23, 2011, the Company converted a shareholder loan in the amount of $25,000 in consideration for issuing convertible promissory note.

(42)	On August 15, 2011, the Company received $250,000 from a board director and issued a convertible promissory note.

(43)	On August 26, 2011, the Company received $250,000 from a board director and issued a convertible promissory note.

(44)	On October 14, 2011, the Company received $200,000 from a board director and issued a convertible promissory note.

(45)	On October 4, 2011, the Company received $300,000 from a board director and issued a convertible promissory note.

(46)	On October 7, 2011, the Company received $102,200 in proceeds from a third-party investor, net of $32,800 of fees and issued a convertible promissory note valued at $135,000.

Table 2

Non-Related Party:
		Conversion		Debt Discount Allocation				Amortization for nine months ended
Note #	Ref #	Price 11/30/11	Shares 11/30/11	Warrants	BCF	Derivatives	Total	11/30/11	11/30/10	No. of Mths	Floor
1	(1)	$0.5000	-0-	$19,500	$8,000	$-0-	$27,500	$4,244	$-0-	0
2	(2)	$0.5000	-0-	100,000	50,000	-0-	150,000	32,251	-0-	0
3	(3)	$0.4000	500,000	55,000	-0-	-0-	55,000	-0-	-0-	0
4	(4)	$0.0750	562,667	-0-	41,020	13,926	54,946	44,232	-0-	1
5	(5)	$0.2000	-0-	16,500	30,000	-0-	46,500	24,360	-0-	0
6	(5)	$0.0150	1,666,667	6,250	2,500	-0-	8,750	2,912	-0-	0
7	(5)	$0.0150	1,666,667	6,250	2,500	-0-	8,750	2,912	-0-	0
8	(5)	$0.2000	-0-	6,250	2,500	-0-	8,750	2,912	-0-	0
9	(6)	$0.0055	-0-	-0-	85,000	-0-	85,000	74,494	-0-	0
10	(5)	$0.2000	-0-	61,000	39,000	-0-	100,000	100,000	-0-	0

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

Non-Related Party (continued):

				Debt Discount Allocation				Amortization for nine months ended
Note #	Ref #	Price 11/30/11	Shares 11/30/11	Warrants	BCF	Derivatives	Total	11/30/11	11/30/10	No. of Mths	Floor
11	(5)	$0.2000	-0-	61,000	39,000	-0-	100,000	100,000	-0-	0
12	(5)	$0.2000	-0-	15,250	9,750	-0-	25,000	25,000	-0-	0
13	(6)	$0.0055	-0-	-0-	30,607	19,393	50,000	50,000	-0-	0
14	(7)	$0.2000	-0-	175,000	225,000	-0-	400,000	400,000	-0-	0
15	(8)	$0.1000	-0-	-0-	61,650	-0-	61,650	61,650	-0-	0	$0.10
17	(9)	$0.0090	7,227,655	-0-	344,160	2,092,878	2,437,038	1,524,911	-0-	5
18	(10)	$0.1000	7,227,655	-0-	150,000	-0-	150,000	150,000	-0-	5	$0.10
19	(9)	$0.0090	7,227,655	-0-	16,549	100,624	117,173	73,280	-0-	5
20	(11)	$0.1000	1,000,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
21	(12)	$0.1000	1,500,000	-0-	90,000	-0-	90,000	90,000	-0-	0	$0.10
22	(13)	$0.1000	-0-	38,250	135,000	-0-	173,250	173,250	-0-	0	$0.10
23	(12)	$0.1000	250,000	-0-	15,000	-0-	15,000	15,000	-0-	0	$0.10
24	(12)	$0.1000	1,500,000	-0-	90,000	-0-	90,000	90,000	-0-	0	$0.10
25	(14)	$0.0055	7,227,655	-0-	60,000	-0-	60,000	36,072	-0-	4
28	(15)	$0.1000	460,000	8,740	37,260	-0-	46,000	46,000	-0-	0	$0.10
29	(16)	$0.0060	4,041,667	-0-	46,875	41,677	88,552	67,078	-0-	3
30	(12)	$0.1000	500,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
31	(12)	$0.1000	750,000	-0-	75,000	-0-	75,000	75,000	-0-	0	$0.10
32	(12)	$0.1000	1,500,000	-0-	145,296	4,704	150,000	150,000	-0-	0	$0.10
33	(17)	$0.0055	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
34	(18)	$0.0200	-0-	-0-	80,000	-0-	80,000	80,000	-0-	0
35	(19)	$0.0050	2,000,000	-0-	-0-	42,361	42,361	33,889	-0-	6
37	(20)	$0.1000	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
38	(21)	$0.1000	150,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
39	(21)	$0.1000	100,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
40	(22)	$0.1000	100,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
42	(22)	$0.1000	250,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
43	(21)	$0.1000	100,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
44	(22)	$0.1000	130,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
46	(23)	$0.1000	450,000	-0-	15,000	-0-	15,000	15,000	-0-	0	$0.10
47	(24)	$0.1000	450,000	-0-	30,000	-0-	30,000	30,000	-0-	0	$0.10
48	(25)	$0.0100	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
50	(26)	$0.0120	3,333,333	8,800	31,200	-0-	40,000	13,083	-0-	6	$0.05
51	(27)	$0.0200	4,150,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
52	(28)	$0.0110	19,090,909	-0-	250,000	-0-	250,000	59,091	-0-	9	$0.011
53	(29)	$0.0050	7,227,655	-0-	-0-	100,000	100,000	25,000	-0-	9
54	(30)	$0.0050	-0-	-0-	-0-	75,000	75,000	75,000	-0-	0
56	(29)	$0.0050	7,227,655	-0-	-0-	50,000	50,000	6,816	-0-	9
57	(31)	$0.0120	19,330,417	-0-	-0-	-0-	-0-	-0-	-0-	0
58	(35)	$0.0110	7,227,653	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.011
			116,125,910	577,790	2,237,867	2,540,563	5,356,220	3,753,437	-0-

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

Related Party:
		Conversion		Debt Discount Allocation				Amortization for nine months ended
Note #	Ref #	Price 11/30/11	Shares 11/30/11	Warrants	BCF	Derivatives	Total	11/30/11	11/30/10	No. of Mths	Floor
16	(32)	$0.2000	-0-	-0-	18,200	-0-	18,200	18,200	-0-	0
26	(12)	$0.1000	250,000	-0-	25,000	-0-	25,000	25,000	-0-	0	$0.10
27	(12)	$0.1000	700,000	-0-	70,000	-0-	70,000	70,000	-0-	0	$0.10
41	(21)	$0.1000	100,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.10
36	(33)	$0.0120	20,833,333	-0-	-0-	-0-	-0-	-0-	-0-	0	$0.05
45	(33)	$0.0120	20,833,333	-0-	250,000	-0-	250,000	86,016	-0-	6	$0.05
49	(34)	$0.0120	16,666,667	-0-	166,667	-0-	166,667	26,931	-0-	8	$0.05
55	(34)	$0.0120	25,000,000	-0-	250,000	-0-	250,000	40,373	-0-	8	$0.05
			84,383,333	-0-	779,867	-0-	779,867	266,520	-0-
			200,509,243	$577,790	$3,017,734	$2,540,563	$6,136,087	$4,019,957	$-0-

References Table 2

(1)
There is a conversion option price of $0.50 per share. The Company issued to the noteholder a 100,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share. Additionally, the Company issued to the holder of the note 100,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of five years. These warrants were valued using the Black-Scholes method assuming a fair value of $0.39, risk-free interest rate of 2.08% and 129.97% volatility index.

(2)
There is a conversion option price of $0.50 per share. The Company issued to the noteholder 1,000,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.50 per share.  These warrants were valued using the Black-Scholes method assuming a fair value of $0.39, risk-free interest rate of 1.37% and 129.97% volatility index.

(3)
There is a conversion option price of $0.40 per share.  The Company issued to the shareholder 500,000, six-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $0.40 per share. Additionally, the Company issued to the holder of the note 500,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $0.75 per share, with a term of six years. These warrants were valued using the Black–Scholes method between $0.0799 and $0.0928 per share, assuming a fair value per share of $0.27, risk-free interest rate of 2.08% and 129.33% volatility index.

(4)
There is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.50 per share or the lowest price the Company’s common stock is sold in a public financing.

(5)	There is a conversion option price of $0.20 per share.

(6)
The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 55% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(7)
There is a conversion option price of $0.20 per share. The Company issued to the noteholder 3,600,000 2 year warrants, at an exercise prices of $0.25 per share and valued the two (2) year warrants using the Black–Scholes method at $0.0735 per share, resulting in a total value of $175,000 assuming a fair value per share of $0.22, risk-free interest rate of 0.60% and 143.05% volatility index.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References Table 2 (continued)

(8)
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

(9)
The conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(10)
Upon any conversion of this note, the conversion price up until July 15, 2011 shall be the lesser of $0.20 per share or equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  From July 16, 2011 the conversion price shall equal the variable conversion price. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%); provided, however, that in no event shall the variable conversion price at any time be less than $0.10.

(11)
Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.20 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10.

(12)
Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10.

(13)
Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. The Company has issued 2,700,000 warrants as interest and penalty. The three (3) year warrants were valued using the Black–Scholes method at $0.0175 per share, assuming a fair value per share of $0.07, risk-free interest rate of 0.93% and 138.90% volatility index.

(14)
The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.  The "Variable Conversion Price" shall mean 55% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(15)
Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.05 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $0.10. The Company issued 275,000 three (3) year warrants with an exercise price of $0.10 per share valued using the Black–Scholes method at $0.0784 per share, assuming a fair value per share of $0.10, risk-free interest rate of 0.91% and 142.07% volatility index.

(16)
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

(17)
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

(18)	The noteholder has the option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $0.02 per share until maturity.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References Table 2 (continued)

(19)
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

(20)
Upon any conversion of this Note,  the conversion price up until October 15, 2011 for $12,000 of the note and up until November 1, 2011 for $5,000 the conversion price shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From October 16, 2011 for $12,000 of the note and up until November 2, 2011 for $5,000 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10).

(21)
Upon any conversion of this note, the conversion price up until November 1, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From November 2, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10).

(22)
Upon any conversion of this note, the conversion price up until October 15, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From October 16, 2011, until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10). On October 12, 2011, the noteholder #40 and #42 entered into an amendment that modified the conversion dates by deleting October 15, 2011 and replacing it with February 15, 2012 and by deleting October 16, 2011 and replacing it with February 16, 2012.

(23)
Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $0.03 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10).

(24)
Upon any conversion of this Note, the conversion price up until August 4, 2011 shall be $0.015 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 5, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, however, that in no event shall the Variable Conversion Price at anytime be less than Ten Cents per share ($0.10).

(25)
Upon any conversion of this note, from October 5, 2011 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP").  The VCP shall mean 60% of the average closing price during the ten (10) trading day period ending on the latest complete trading date prior the conversion date.  In no event shall the VCP at any time be less than one cent per share ($0.01).  Market price means the average of the lowest 3 trading prices during the 10 day trading period.

(26)
Upon any conversion of this note, up until December 15, 2012 the conversion price is fixed at $0.012. From December 16, 2011 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP").  The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than five cents per share ($.05 floor).  Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date. In connection with the note, the Company issued to the noteholder a 800,000, four (4) year warrants, par value of $0.00001 per share, at an exercise price of $0.05 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:  risk-free interest rate of 0.88%, dividend yield of 0.0%, volatility factor of 139.70% and expected life of four (4) years).

(27)
Upon any conversion of this note, up until December 15, 2012 the conversion price is fixed at $0.02. From December 16, 2011 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP").  The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than ten cents per share ($.10 floor).  Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date.

(28)
Upon any conversion of this note, the holder of this note can convert at a 45% discount from the lowest trading price in the three trading days prior to the day that the holder requests conversion.  The holder may not convert the note into common stock if the market price is below $0.011 (the "initial floor price"). If the stock does not close above the initial floor price for three (3) consecutive days in the fifteen (15) days following the date of the sub-floor trade, the floor will be amended to $0.0055 (the amended floor price).

(29)
Upon any conversion of this note, from October 13, 2011 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP").  The VCP shall mean 50% of the average closing price during the three (3) trading day period ending on the latest complete trading date prior the conversion date.

(30)
Upon any conversion of this note, from September 26, 2011 until maturity date, the conversion price will equal the Variable Conversion Price (the "VCP").  The VCP shall mean 50% of the average closing price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References Table 2 (continued)

(31)
Upon any conversion of this note, from November 12, 2011 and December 31, 2011, the conversion price is fixed at $0.012 per share.  From January 1, 2012 until maturity date the conversion price will equal the Variable Conversion Price (the "VCP").  The VCP shall mean 50% of the average lowest closing price during the three (3) trading day period during the ten (10) trading days ending on the latest complete trading date prior the conversion date.

(32)
If payment of the promissory note is not made by maturity date, the holder of the note has the right to convert the $70,000 into 350,000 shares of common stock, valued at $0.20 per share and receive 700,000 six (3) year warrants exercisable at $0.25 per share.

(33)
Upon any conversion of this note, the conversion price up until December 15, 2011 shall be $0.012 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From December 16, 2011 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date, provided, however, that in no event shall the variable conversion price at any time be less than $0.05.   On December 12, 2011, the noteholder entered into an amendment that modified the conversion dates by deleting December 15, 2011 and replacing it with February 15, 2012 and by deleting December 16, 2011 and replacing it with February 16, 2012.

(34)
Upon any conversion of this note, up until January 15, 2012 the conversion price is fixed at $0.012. From January 16, 2012 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP").  The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than five cents per share ($.05 floor).  Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date. On December 12, 2011, the noteholder entered into an amendment that modified the conversion dates by deleting January 15, 2012 and replacing it with March 15, 2012 and by deleting January 16, 2012 and replacing it with March 16, 2012.

(35)
Upon any conversion of this note, the holder of this note can convert at a 45% discount from the lowest trading price in the three trading days prior to the day that the holder requests conversion.  The holder may not convert the note into common stock if the market price is below $0.011 (the "initial floor price"). If the stock does not close above the initial floor price for three (3) consecutive days in the fifteen (15) days following the date of the sub-floor trade, the floor will be amended to $0.0055 (the amended floor price).

Table 3

Non-Related Party:
				Value				Derivative Liability
Note #	Ref #	Initial Fair Value	Ref #	Previous	Ref #	Current	Gain (Loss)	11/30/11	2/28/11
4	(1)	$13,926	(10)	$2,908	(12)	$4,262	$(1,354)	$4,262	-0-
9	(19)	109,660		-0-		-0-	-0-	-0-	135,348
13	(2)	19,393		-0-		-0-	-0-	-0-	-0-
17	(3)	2,092,878	(11)	1,019,146	(13)	72,277	946,869	72,277	-0-
19	(3)	100,624	(11)	118,238	(13)	72,277	45,961	72,277	-0-
25	(4)	60,000	(10)	99,680	(14)	69,392	30,288	69,392	-0-
29	(5)	41,677	(10)	36,298	(15)	39,455	(3,157)	39,455	-0-
35	(6)	42,361	(10)	47,481	(15)	14,408	33,073	14,408	-0-
53	(7)	100,000		-0-	(16)	70,477	29,523	70,477	-0-
54	(8)	75,000		-0-		-0-	75,000	-0-	-0-
56	(7)	50,000		-0-	(16)	70,641	(20,641)	70,641	-0-
		2,705,519		1,323,751		413,189	1,135,562	413,189	135,348
Preferred Series A (9)		538,328	(17)	65,906	(18)	70,075	(4,169)	70,075	538,328
Totals		$3,243,847		$1,389,657		$483,264	$1,131,393	$483,264	$673,676

Note 12 – Convertible Promissory Notes (continued)

Table 3 (continued)

References Table 3

(1)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 151.71%; (c) risk-free interest rate of 0.27%; (d) expected life of one year.

(2)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 130.92%; (c) risk-free interest rate of 0.22%; (d) expected life of one year.

(3)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 133.43%; (c) risk-free interest rate of 0.24%; (d) expected life of one year.

(4)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 141.22%; (c) risk-free interest rate of 0.18%; (d) expected life of one year.

(5)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 147.94%; (c) risk-free interest rate of 0.18%; (d) expected life of one year.

(6)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 312.80%; (c) risk-free interest rate of 0.10%; (d) expected life of one year.

(7)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 389.82%; (c) risk-free interest rate of 0.11%; (d) expected life of one year.

(8)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 378.26%; (c) risk-free interest rate of 0.10%; (d) expected life of one year.

(9)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 130.00%; (c) risk-free interest rate of 0.69%; (d) expected life of two years.

(10)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 312.80%; (c) risk-free interest rate of 0.10%; (d) expected life of one year.

(11)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 207.38%; (c) risk-free interest rate of 0.10%; (d) expected life of one year.

(12)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 280.79%; (c) risk-free interest rate of 0.01%; (d) expected life of 1.4 months.

(13)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 609.34%; (c) risk-free interest rate of 0.06%; (d) expected life of 5 months.

(14)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 688.62%; (c) risk-free interest rate of 0.03%; (d) expected life of 4 months.

(15)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 558.05%; (c) risk-free interest rate of 0.03%; (d) expected life of 6 months.

(16)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 428.03%; (c) risk-free interest rate of 0.12%; (d) expected life of one year.

(17)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 136.15%; (c) risk-free interest rate of 0.20%; (d) expected life of two years.

(18)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 291.03%; (c) risk-free interest rate of 0.25%; (d) expected life of two years.

(19)	Black-Scholes option pricing model assumptions: (a) dividend yield of 0.0%; (b) expected volatility of 122.61%; (c) risk-free interest rate of 0.27%; (d) expected life of one year.

Note 13 – Stockholders’ Deficit

Preferred Stock

The aggregate number of shares of Preferred Stock that the Corporation is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.01 per share.

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

The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. The Company had 809,611 and 663,243 shares issued and outstanding as of November 30, 2011 and 2010, respectively.

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

During the nine months ended November 30, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $8,120. The Company also issued 226,368 shares of Preferred Series A stock in lieu of dividend in arrears valued at $113,184. Dividends in arrears on the outstanding preferred shares as of November 30, 2011 and 2010 are $-0- and $19,113, respectively.

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

Therefore, in accordance with ASC 815-40, we determined the fair value of the Preferred Series A stock to be $70,075, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.25%, expected volatility of 291.03%, and expected life of 2 years (based on the current rate of conversion), previously valued at $65,906 resulting in a loss in the change in the fair value of $4,169 during the three (3) month period ended November 30, 2011. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

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

In the event of any liquidation, dissolution or winding up of this Corporation, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series B Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Corporation to the holders of the Common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series B Preferred

Note 13 – Stockholders’ Deficit (continued)
Preferred Stock (continued)

Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

There were no Series B Preferred shares issued and outstanding at November 30, 2011.

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to no votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at November 30, 2011.

Common Stock

On October 28, 2011, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 200,000,000 to 500,000,000. The increase in our authorized shares of Common Stock became effective upon the filing of the amendment to our articles of incorporation with the Secretary of State of the State of Nevada.

During the nine months ended November 30, 2011, the Company issued 1,250,000 shares of common stock at a purchase price of $0.20 per share, for an aggregate purchase price of $250,000.  Additionally, the Company issued to these Investors three year warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

During the nine months ended November 30, 2011, the Company issued 650,000 shares of common stock at a purchase price of $0.10 per share, for an aggregate purchase price of $65,000.  Additionally, the Company issued to these Investors three year warrants to purchase 1,300,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the nine months ended November 30, 2011, the Company issued 450,000 shares of common stock at a purchase price of $0.075 per share, for an aggregate purchase price of $33,750.  Additionally, the Company issued to these Investors three year warrants to purchase 900,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

During the nine months ended November 30, 2011, the Company issued 32,385,817 shares of common stock and 18,323,330 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $1,071,792. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 1.45%, dividend yield of -0-%, volatility factor of 132.88% and 445.49% and expected life of 1 to 5 years.

During the nine months ended November 30, 2011, the Company entered into warrant exchange agreement hereby cancelling 2,150,000 warrants and issuing 1,750,000 shares of common stock and incurred an additional expense of $220,816. Additionally, during the nine months ended November 30, 2011, 13,433 warrants expired and the Company entered into warrant modification agreements with various investors and incurred an additional expense of $85,133.

During the nine months ended November 30, 2011, the Company converted a series of bridge loans and promissory notes and issued 69,925,861 shares of the Company's common stock and 13,064,032 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price between $0.05 and $0.25 per share valued at $3,418,912.

During the nine months ended November 30, 2011, the  Company issued 450,000 shares of the Company stock, valued at $225,000; the Company issued 3,600,000 three (3) year warrants with an exercise price of $0.25 per share valued at $500,000; the Company issued 275,000 three (3) year warrants with an exercise price of $0.10 per share valued at $46,000;the Company issued 3,500,000 three (3) year warrants to purchase shares of the Company's common stock with an exercise price of $0.50 per share valued at $213,250.  The Company incurred these transactions, plus $1,585,587 in beneficial conversion costs, in association with the issuance of convertible promissory notes. Additionally, the Company increased its share reserves, in accordance to agreements, by 5,460,187 shares.

 Note 13 – Stockholders’ Deficit (continued)
Common Stock (continued)

During the nine months ended November 30, 2011, the Company consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010.  In satisfaction of the $925,000 due on the outstanding promissory note the Company:  entered into a one year, six (6%) convertible promissory note maturing on April 6, 2012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $0.20 (at the option of the noteholder), plus the Company issued to the noteholder 3,600,000 two (2) year warrants, at an exercise prices of $0.25 per share; the Company issued 2,250,000 of which 2,125,000 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The remaining 125,000 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member’s daughter's investment in the Company also transacted in during the nine months ended November 30, 2011. The former board member also exercised 1,050,000 warrants into shares of the Company's common stock in a cashless transaction.

During the nine months ended November 30, 2011, the Company issued 60,000 shares valued at $15,000 to an employee for services rendered.

During the nine months ended November 30, 2011, the Company issued 1,012,250 ten (10) year stock options with an exercise price of $.0145 to employees, directors and executives and incurred $10,125 in compensation costs.

During the nine months ended November 30, 2011, the Company issued 435,096 shares of common stock in exchange for settlement of accounts payable valued at $42,791 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the nine months ended November 30, 2011, the Company issued 226,368 shares of preferred stock to an executive/shareholder of the Company valued at consisting of $75,679 in preferred stock dividends and $37,505 subscription, totaling $113,184.

During the nine months ended November 30, 2011, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $ 8,120.

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

 Common Stock Warrants

At November 30, 2011, there were 75,398,291 warrants outstanding with a weighted average exercise price of $0.42 and weighted average life of 1.9 years. During the nine months ended November 30, 2011, 16,462,792 warrants were exercised, modified or expired.

Treasury Stock

During the nine months ended November 30, 2011, the Company’s Board of Directors authorized the re-issuance of 157,500 shares of Treasury Stock as a fee for a consulting agreement at a cost of $125,786. The Company has adopted the cost method of recording treasury stock and records the amounts paid to repurchase stock as an increase to treasury stock with no distinction made between the par value of the stock and the premium paid by the Company and is presented on the balance sheet as a reduction in stockholder’s equity.

 Note 14 - Commitments and Contingencies

The Company currently has agreements in place with a major cable provider to carry the N1N TV network. The agreement became effective in December 2011 and was for a term of one year. It requires the Company to pay carriage fees of approximately $75,000 per week. The Company is heavily reliant on this provider in order to continue broadcasting and was important for the Company’s ability to generate revenues.

The Company also has agreements in place with service providers which are primarily the cost of processing media for the network. These agreements vary in length but pose a future commitment on the part of the Company.

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bednar Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the nine months ended November 30, 2011 was $79,000.

Note 14 - Commitments and Contingencies (continued)

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:
	Current	Long-Term
	FY2012	FY2013	FY2014	Totals
Carriage Fees	$992,000	$3,946,000	$319,000	$5,257,000
Consulting	37,000	85,000	-	122,000
Leases	57,000	197,000	395,000	649,000
Other	35,000	13,000	-	48,000
Totals	$1,121,000	$4,241,000	$714,000	$6,076,000

Legal Matters

We are otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims employment issues, and vendor matters.  We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

The Company had a significant accounts payable balance with one vendor that was forgiven in a legal settlement during the nine months ended November 30, 2011 and will not require any financial payment.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of this outstanding past due amount. The income recorded during nine months ended November 30, 2011 is $1,314,420 and is recorded as gain on legal settlement on our Consolidated Statement of Operations.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual in other current liabilities at November 30, 2011.

As of November 30, 2011, management believes that very few of the contingent liabilities will be realized.

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

The tables below present information about reportable segments for the nine months ended November 30, 2011 and November 30, 2010:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2011	2010	2011	2010
Revenues:
Media	$270,482	$375,102	$416,013	$1,086,643
Travel	140,187	198,024	689,071	839,730
Segment revenues	$410,669	$573,126	$1,105,084	$1,926,373

Operating expense:
Media	$122,154	$2,670,738	$1,404,581	$6,199,530
Travel	1,031,248	24,673	2,326,046	143,455
Segment expense	$1,153,402	$2,695,411	$3,730,627	$6,342,985

Net income (loss):
Media	$148,328	$(2,295,636)	$(988,568)	$(5,112,887)
Travel	(891,061)	173,351	(1,636,975)	696,275
Segment net loss	$(742,733)	$(2,122,285)	$(2,625,543)	$(4,416,612)

The Company did not generate any revenue outside the United States for the nine months ended November 30, 2011 and November 30, 2010, and the Company did not have any assets located outside the United States.

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

The following table sets forth the liabilities as of November 30, 2011, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	November 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A convertible redeemable preferred stock with reset provisions	$70,075	-0-	-0-	$70,075
Derivative liability convertible promissory notes	413,189	-0-	413,189	-0-
Total	$483,264	-0-	$413,189	$70,075

Note 17 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009.  The Company evaluated subsequent events for the period from November 30, 2011, the date of these consolidated financial statements, through January 17, 2011, which represents the date these consolidated financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after January 17, 2011.

During December 2011 and January 2012, the Company issued approximately 700,000 shares of common stock in exchange for services rendered valued at approximately $3,500. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

On January 6, 2012, the Company issued 13,132,140 shares of its common stock in accordance with the anti-dilutions rights provision of a amended and restated conversion of agreement of June 23, 2011 with a related party, valued at $38,803.

During December 2011 and January 2012, the Company converted $650,146 of convertible promissory notes, including accrued interest, and issued 104,646,258 shares of its common stock.

On December 12, 2011, the Company converted a shareholder loan of a $100,000 made on November 30, 2010 into an 8% secured convertible promissory note maturing November 30, 2012. The noteholder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until May 8, 2012 shall be $0.015 per share. From May 9, 2012 and continuing until payment in full of the outstanding balance, the Conversion Price will equal 90% of the average of the three (3) lowest trading prices for the common stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

On December 6, 2011, the Company signed a 6% secured convertible promissory note in the amount of $200,000, maturing May 31, 2012, replacing a past due note dated January 11, 2011 maturing February 11, 2011 (note #3 – table one in the convertible promissory footnote). The noteholder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, the conversion price up until February 15, 2012 shall be $0.02 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From February 16, 2012 until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date, provided, however, that in no event shall the variable conversion price at any time be less than $0.10. Additionally, the Company issued 10,000,000 1 year warrants with an exercise price of $0.02 per share to the noteholder.

On January 4, 2012, the Company received $100,000 and entered into a 6% secured convertible promissory note maturing on April 15, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 90% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

On January 9, 2012, the Company received $250,000 and entered into a 12% secured convertible promissory note maturing on March 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, conversion price will equal $0.012 (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).

On January 4, 2012, a current noteholder assigned $100,000 of its outstanding principal balance, plus $4,250 of accrued interest to a non-related third party investor incurring $10,750 in legal fees.  In turn, the Company issued a 6% secured convertible promissory note maturing on December 31, 2012 with a face value of $115,000. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 50% of the lowest three (3) Trading Prices for the Common Stock during the seven (7) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

Note 17 – Subsequent Events (continued)

On December 1, 2011, a current noteholder assigned $100,000 of its outstanding principal balance to a non-related third party investor.  In turn, the Company issued a 6% secured convertible promissory note maturing on October 31, 2012 with a face value of $100,000. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).The variable conversion price shall mean 50% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

On December 1, 2011, a current noteholder assigned $100,000 of its outstanding principal balance to a non-related third party investor.  In turn, the Company issued a 6% secured convertible promissory note maturing on February 28, 2012 with a face value of $100,000. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).The variable conversion price shall mean 50% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

On December 1, 2011, a current noteholder assigned $150,000 of its outstanding principal balance, plus $6,000 of accrued interest to a non-related third party investor incurring $9,360 in legal fees.  In turn, the Company issued a 6% secured convertible promissory note maturing on February 3, 2012 with a face value of $165,360. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 70% of the lowest Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

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

Overview

Next 1 Interactive, Inc. (the “Company” or “Next 1”) is a media based company focusing on two segments; travel and real estate. This has been made possible through acquisitions, the most notable of which was the acquisition of Resort and Residence TV, now the Next 1 Network, (“N1N” or the “Network”) in August of 2009. The Company has plans to expand N1N’s 24/7 full time lifestyle programming network, as well as the introduction of interactive and transactional capabilities. Additionally, the Network has plans to include two distinct video on demand “channels” called N1N Vacation Travel and N1N Homes TV on Demand supported by websites and call centers. This new model will allow consumers their choice of platforms (TV, web, and mobile) to view and transact in both the travel and real estate arenas. The Company believes this new model will provide multiple sources of revenue, mainly from production, interactive applications, advertising, referral/lead generation fees and commissions due to the Company’s existing licenses and expertise in travel and real estate arenas. During our last difficult transition year, the Company saw a dramatic drop in revenues accompanied by significant increases in expenditures to put the model in place.

The N1N Network plans to expand its number of households and deploy both Interactive and Video on Demand capabilities over the next year, allowing Next 1 access to roughly 30 million households in the United States. The N1N Network will be supported by Next 1’s digital media relationships and platforms and expertise in the Travel and Real Estate arenas.

In order to accomplish this goal, the Company has and will continue to incur a number of expenditures throughout the balance of the year. In management’s view, these expenditures are a key investment to allow the Company to secure a foothold in the new interactive platforms for TV. The acquisition of the N1N Network, as well as the elimination or realignment of non-conforming operations has resulted in both a significant drop in revenue from traditional operations while at the same time showed a marked increase in operational costs. These steps are deemed to be essential by management, as they should reposition the Company’s travel and real estate programs to capture potentially very significant new revenue once the N1N Network is launched.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Revenues

Our total revenues decreased 28% to $410,669 for the three months ended November 30, 2011, compared to $573,126 for the three months ended November 30, 2010, a decrease of $162,457. The decrease in revenue occurred due to the diminished television advertising caused by reduced programming and significantly less distribution of the N1N television network mainly attributable to cost limitations.

Revenues from the travel segment decreased 29% to $140,187 for the three months ended November 30, 2011, compared to $198,024 for the three months ended November 30, 2010, a decrease of $57,837. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The Company directed virtually all of its limited resources to operating the N1N TV network, weakening traditional travel business revenue.

Revenues from advertising decreased 28% to $270,482 for the three months ended November 30, 2011, compared to $375,102 for the three months ended November 30, 2010, a decrease of $104,620. Advertising revenue is generated from the sale of advertising time on N1N TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received is primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.  Although the N1N TV network continues to be operational, the decrease was a result of the Company eliminating its significant satellite distribution costs which directly reduced advertising revenue.

Cost of Revenue

Cost of revenues decreased 71% to $745,732 for three months ended November 30, 2011, compared to $2,588,210 for the three months ended November 30, 2010, a decrease of $1,842,478. The significant decrease in costs was primarily associated with the elimination of the significant satellite distribution costs.

Operating Expenses

Our total operating expenses decreased 16% or $533,032 to $2,780,576 for the three months ended November 30, 2011, compared to $3,313,608 for the three months ended November 30, 2010. The decrease was primarily due to a net decrease in amortization of finance fees of $509,840 and amortization of intangibles of $247,692, decrease of salaries and benefits of $134,162 and a decrease in consulting fees of $1,159,492.

Other Expenses

Interest expense increased 46% to $288,378 for three months ended November 30, 2011, compared to $197,304 for three months ended November 30, 2010, an increase of $91,074 due primarily to an increase in the convertible promissory notes issued by the Company. The Company recorded a gain of $1,131,393 on the change in fair value of derivative for the three months ended November 30, 2011, compared to $-0- for the three months ended November 30, 2010. The Company recorded a loss on settlement of debt in the amount of $509,035 for the three months ended November 30, 2011, compared to $-0- for the three months ended November 30, 2010, due to the conversion of debt through issuance of shares of stock.

Net Loss

We had a net loss of $2,808,560 for the three months ended November 30, 2011, compared to net loss of $5,526,048 for the three months ended November 30, 2010. The decrease in loss from 2010 to 2011 was primarily due to the reduction of cost incurred to operate a television network as well as the amortization and loss on impairment of intangible assets and equity issued in raising capital.  The November 30, 2011 net loss also included a $1,007,100 loss on settlement of debt, a gain of $498,065 on forgiveness of debt and a gain on the change in fair value of derivatives in the amount $1,131,393.

Nine months Ended November 30, 2011 Compared to Nine months Ended November 30, 2010

Revenues

Our total revenues decreased 43% to $1,105,084 for the nine months ended November 30, 2011, compared to $1,926,373 for the nine months ended November 30, 2010, a decrease of $821,289. In addition to the general decrease in travel related revenue due to less marketing and sales efforts, the decrease in television advertising is due to reduced programming and significantly less distribution of the N1N television network due to cost constraints.

Revenues from the travel segment decreased 18% to $689,071 for the nine months ended November 30, 2011, compared to $839,730 for the nine months ended November 30, 2010, a decrease of $150,659. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The Company directed virtually all of its limited resources to operating the N1N TV network, weakening traditional travel business revenue.

Revenues from advertising decreased 62% to $416,013 for the nine months ended November 30, 2011, compared to $1,086,643 for the nine months ended November 30, 2010, a decrease of $670,630. Advertising revenue is generated from the sale of advertising time on N1N TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received is primarily dependent on the size and nature of the audience that the network can deliver to the advertiser as well as overall advertiser demand for time on our network.  Although the N1N TV network continues to be operational, the decrease was a result of the Company eliminating its significant satellite distribution costs which directly reduced advertising revenue.

Cost of Revenue

Cost of revenues decreased 63% to $2,783,680 for nine months ended November 30, 2011, compared to $7,540,374 for the nine months ended November 30, 2010, a decrease of $4,756,694. The significant decrease in costs was primarily associated with the elimination of the significant satellite distribution costs.

Operating Expenses

Our total operating expenses decreased 4% or $382,162 to $8,740,735 for the nine months ended November 30, 2011, compared to $9,122,897 for the nine months ended November 30, 2010. The decrease was primarily due a decrease in: financing fees of $1,911,438, amortization of intangibles of $727,209, payroll and benefits of $248,043, legal and accounting fees of $71,515 and consulting fees of $1,578,760; partially offset by an increase in the amortization of debt discount and interest expense of $4,026,948 and miscellaneous operating expenses of $127,855.

Other Expenses

Interest expense increased 163% to $930,786 for nine months ended November 30, 2011, compared to $353,944 for nine months ended November 30, 2010, an increase of $576,842 due primarily to the interest recorded on new debt instruments.  Loss on settlement of debt conversion was $1,007,100 for the nine months ended November 30, 2011, compared to $-0- for nine months ended November 30, 2010 due to the settlement of debt through issuance of shares of stock. The Company recorded a gain of $3,129,790 on the change in fair value of derivative for the nine months ended November 30, 2011, compared to $-0- for the nine months ended November 30, 2010. The Company recorded a gain on legal settlement of $1,314,420 for the nine months ended November 30, 2011, wherein a gain in the amount of $4,903,427 was recorded for the nine months ended November 30, 2010, a decrease of $3,589,007. The Company recorded other expense in the amount of $113,535 for the nine months ended November 30, 2011, compared to other income of $5,820 for the nine months ended November 30, 2010, an increase of $119,355 due to the modification of various warrant agreements.

Net Loss

Net loss decreased 21% or $2,155,053 to $8,026,542 for the nine months ended November 30, 2011, compared to $10,181,595 for the nine months ended November 30, 2010. The increase in net loss is primarily due to a decrease in total revenue of $658,832, a decrease in cost of revenues of $2,914,216, increase in operating expenses of $150,870 and a decrease of other income/expenses of $2,666,949.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2012	FY2013	FY 2014	Totals
Carriage Fees	$992,000	$3,946,000	$319,000	$5,257,000
Consulting	37,000	85,000	-	122,000
Leases	57,000	197,000	395,000	649,000
Other	35,000	13,000	-	48,000

Totals	$1,121,000	$4,241,000	$714,000	$6,076,000

Liquidity and Capital Resources

At November 30, 2011, the Company had $104,661 cash on-hand, a decrease of $315,156 from $419,817 at the start of fiscal 2011. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $4,017,457 for the quarter ended November 30, 2011 a decrease of $4,070,352 from $8,087,809 used during the quarter ended November 30, 2010. This decrease was due to a gain in the change in fair value of derivatives and reduction in operating costs.

Net cash used in investing activities decreased $103,114 to $200,000 for the quarter ended November 30, 2011, compared to $303,114 for the quarter ended November 30, 2010. Investments in web site development and purchase of treasury stock for the quarter ended November 30, 2010 did not occur in the current quarter. The Company did make a payment for an option purchase agreement in the amount of $200,000.

Net cash provided by financing activities decreased $4,344,181 to $3,902,301, for the quarter ended November 30, 2011, compared to $8,246,482 for the quarter ended November 30, 2010.  This decrease was primarily due to the net increase of $2,161,200 in convertible promissory notes, a net decrease of $4,001,546 of other notes payable, and a decrease in the proceeds from the sale of equity investments in the amount of $2,503,835.

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

Since our inception, we have financed our operations through numerous debt and equity issuances. The Company will need to raise substantial additional capital to support the on-going operation and increased market penetration of N1NTV including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $1 million to $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations under carriage/distribution agreements, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from media advertising, sponsorships, e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

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

Currently, revenues provide less than 10% of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $500,000. We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability in fiscal 2013.

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

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform asset impairment tests whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material changes that could be adverse to our operating results and financial position. Although at November 30, 2011, we believed our intangible assets were recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2011. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the February 28, 2011, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended November 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended November 30, 2011, the Company did not sell any equity securities.

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

NEXT 1 INTERACTIVE, INC.

Date: January 23 , 2012	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 23 , 2012	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)