Form 10-K
period 2012-02-29
Next 1 Interactive, Inc.
filed 2012-06-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The Registrant’s revenue for its most recent fiscal year was $1,292,517.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2011, based on a closing price of $0.52 was approximately $20,316,400.  As of June 5, 2012, the registrant had 4,080,753 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation was incorporated in the State of Nevada on December 29, 2005, and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. (“EXVG”) was incorporated in the State of Nevada, June 2004.  Extraordinary Vacations USA Inc. (“EVUSA”), EXVG’s wholly-owned subsidiary, is a Delaware corporation, incorporated on June 24, 2002. On October 9, 2008, EXVG agreed to sell 100% of EVUSA to Maximus and consummated a reverse merger with Maximus. Maximus then changed its name to Next 1 Interactive, Inc. (“Next 1” or “Company”).  The transaction is described below.

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

Our Business

We are a media based company focusing on two segments: travel and real estate. The company's mission has been to build out a network with travel and real estate programming content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchase and get an in-depth look at products and services all through their device of choice.

Next One Interactive (NXOI) is the parent company of RRTV Network (formerly Resort & Residence TV), Next Trip – its travel division, and Next 1 Realty – its real estate division. The company is positioning itself to emerge as a multi revenue steam “Next Generation” Media Company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of MSO’s the company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present the company operates the Home Tour Network through its minority owned/joint venture real estate partner – RealBiz Media. The Home Tour Network features over 5,000 home listings in five cities on the Cox Communications network.

Next 1 Interactive is comprised of three distinct categories: The Company recognized the convergence taking place in interactive television/ the web and began the process of recreating several of its key relationships in real estate, travel and media over the last three years in efforts to position itself for the interactive revolution with “TV everywhere”. Currently Next 1 has operating agreements and /or active discussions are underway with broadband, cable and Over the Top TV solutions for the Next 1 Networks during the next 12 months.

• Linear TV Network with supporting Web sites

Potential revenue streams from Next 1 Networks - Traditional Advertising, Interactive Ads, Sponsorships, Paid Programming, travel commissions and Referral fees.

• TV Video On Demand channels for Travel with supporting Web sites

Potential revenue streams from Travel Video on Demand - Monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of company owned travel entities (Maupintours, Next Trip and Trip Professionals).

• TV Video on Demand channels for Real Estate with supporting Web sites

Potential revenue streams from Real Estate Video on Demand Channel - Commissions and referral fees on home sales, pre-roll/post-roll advertising, lead generation fees, banner ads and cross market advertising promotions ($89 listing and marketing fee, web and mobile advertising).

The Company believes that the Next 1 Networks along with VOD Channels will provide a great catalyst to accelerate all of Next 1’s travel and real estate programs across multiple media platforms. Television is enjoyed by all ages and the Cable Market is providing On Demand services for entertainment and information at home. According to A.C. Nielson Co. “the average American watches more than four hours of TV each day, or two months of nonstop TV watching per year. In a 65 year life, that person will have spent nine years glued to the tube.” Cable reaches 70 million U.S. households penetrating 57 percent of the total TV households, and receiving $26 billion total advertising in 2008, source is TV-Free America.

Business Model Summary

Next 1’s main focus are Travel and Real Estate, the two the largest consumer-passion categories.

The Next 1 Network business model includes the deployment of:

•	Interactive TV Capabilities
•	Video on Demand solutions for both Travel & Real Estate
•	Exclusivity and/or proprietary positioning
•	Specialized and/or proprietary technology
•	Utilization of Company's real estate and travel licenses
•	A scalable, profitable and portable solution for media

The company’s plan is to expand its revenue base by exploiting all avenues available to it on the Real Estate and Travel verticals – two channels where it has expertise and knowledge. During the past year, the Company concentrated on implementing Video on Demand Solutions for both television and web. As a result we saw decreased revenues accompanied by significant increases in expenditures to put the model in place. In travel the company secured a relationship with M80 media group to allow it to monitor and distribute both its travel videos and key travel suppliers videos with calls to action across millions of web and mobile devices.

The Company launched the Home Tour Network in conjunction with its partner RealBiz Media into 5 cities in the U.S.A. Additionally the Company announced its intent to sell all real estate assets of Next 1 Realty to a separate public entity with Next 1 initially controlling 93 percent ownership. This move was undertaken by management to allow separation of the real estate and travel assets and thereby assist in fund raising without Next 1 incurring any additional debt.

During this period the company suspended the R&R Network distribution on DirecTV on March 25, 2011 and cable distribution in January 2012 while it attempts to negotiate reduced cable carriage costs, over the Top/broadband distribution alternatives and/or increased advertising and programming commitments.   It is the Company’s intention to add additional broadcast distributions once upfront revenue commitments are made by advertisers to offset the additional costs associated with distribution and/or when VOD networks are expanded to sufficient number of cities so as to allow advertising and listing revenues to offset much of the linear TV costs.

In order to accomplish this goal the Company has and will continue to incur a number of expenditures throughout the balance of the year. New expenditures will include: (1) additional broadcast distribution fees for Video on Demand, (2) build out of complimentary websites and mobile solutions, and (3) outsourcing of key interactive technology solutions to complement our in-house expertise in maximizing the efficiency of the operation. Additionally, management has looked to use its limited financial resources to reconfigure existing programming so it can integrate R&R programming into other media platforms.

In management’s view, these expenditures are a key investment to allow the Company to secure a foothold in the new interactive platforms for TV.  The acquisition of the R&R Network as well as the elimination or realignment of non-conforming operations has resulted in both a drop in revenue from traditional operations while at the same time showed a marked increase in operational costs. These steps are deemed to be essential by management, as the company repositions it’s travel and real estate programs to capture potentially very significant new revenue from the combination of “on demand” content and key websites and mobile solutions that can integrate components of the R&R Network.

The Company’s targeted focus of its TV Network in the travel and real estate industries combined with its On-Demand and interactive services for both television and the Internet puts the Company in a position to address advertisers’ evolving need to focus on exploiting video opportunities on multiple platforms with the convergence of internet, television and mobile. The Company has developed and assembled key assets that allow it to provide media and technology solutions for consumers in the Home and Travel arenas across multiple media platforms. These two verticals (Home and Travel) hold significant appeal to advertisers as they continuously remain in the top five advertising “spend” categories in the North American market.  Management believes the steps it is taking now will create a ‘clear differentiation’ in the cable TV space and provide the Company’s shareholders and its clients with a unique and cutting edge solution to both traditional and non-linear platforms to advertise their products.

Next 1 is a multi-faceted interactive media company whose key focus is around two of the most universal, yet powerful consumer-passion categories - real estate and travel. The Company plans to deliver targeted content via digital platforms including Satellite, Cable, Broadcast, Broadband, Web, Print and Mobile. Its media platforms include a TV Network programming called “R&R TV”, a real estate Video-On-Demand (“VOD”) channel called Home Tour Network (“HTN”), with supporting real estate websites, a Travel Video-On-Demand (“VOD”) channel called NextTrip and multiple websites including “RRTV.com”, “Maupintour.com”, “NextTrip.com” and “tripprofessionals.com” which will feature live streaming of its television network over the web, videos, articles, social media links and customized booking engines.

Next 1 has expended significant capital over the past two years in the creation of its interactive media platforms. The Company is targeting to have all platforms operational by the fourth quarter of fiscal year 2013.  The platforms will allow the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorships.  These media platforms have been designed to address the Advertisers’ and Marketers’ needs to provide compelling content and a delivery system in the emerging convergent landscape of the web, television and mobile platforms.  Additionally, these integrated media platforms provide for the delivery of measurable return on investment to its advertisers, sponsors and business partners.

The most expensive media platforms to roll out have been the television properties. This includes the full-time R&R television programming network and the HTN real estate channel.  The television properties are the key platforms that differentiate the Company from our competition. The ability to launch a full time TV network that reaches millions of households and a nationwide real estate VOD solution that can be accessed by millions of households on the device of their choice is unusual in the television industry. The price of entry, the programming and advertising needs and the opportunity to enhance the multi platform network with interactive applications and VOD is truly unique.

Additionally, the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that should allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. This is a distinct advantage that will provide new revenue streams in addition to the traditional marketing and advertising revenues that are not available to TV networks.  The Company’s executive team has extensive backgrounds in the travel and real estate/property development space and has been augmented by experienced media developers and marketers.

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

The R&R TV Network roots came from the Home Preview Channel®, which was originally a 24-hour digital cable TV network that was distributed into 1.6 million homes in Houston and Detroit through Comcast.  The Network provided cost effective advertising solutions for local realtors.  Next 1 secured permission from the cable operator to change the programming format and re-brand HPC to the R&R TV Network.  The R&R network was launched on November 6, 2009, with Comcast and DIRECTV bringing it into roughly 21 million households. In March 2011, the Company suspended broadcast of its channel with DirecTV and all cable distribution in January 2012 while it attempts to negotiate reduced cable carriage costs, Over the Top/broadband distribution alternatives such as Roku and/or increased advertising and programming commitments.   R&R had developed and/or secured programming to include over 60 independent series of shows that were aired in network programming blocks including:

•	Planet Golf;
•	Outdoor Adventure;
•	Culinary Destinations;
•	Home Style;
•	Travel the World; and
•	Real Estate

This programming and video footage will play a key role in delivering Travel Video on Demand for the M 80 internet video platforms. The Network also owns original programming, including the following television series: The Travel Magazine, The Golf Show and Extraordinary Vacations.

The Network will utilize this original programming in combination with pre-committed sponsorship dollars from travel suppliers and Tourism Boards to promote targeted video web based solutions with M80. Video offerings will be delivered to highly targeted web and mobile users with destination tips, contests, updates and great pricing getaways. The Network will also become a marketer of the wholly-owned travel and real estate businesses and will promote the VOD platform, as well as the various specialized web properties.

2.	R&R Interactive television campaigns

Next 1 has been working with advertising and strategic business partners to deliver interactive marketing campaigns over cable and satellite platforms. These interactive campaigns offer unique opportunities for consumers, programmers, marketers and advertisers. An interactive campaign allows a consumer to use their remote control to simply register, receive information, and request a phone call or even order products.  The company has tested two types of campaigns over the past two years – being static and dynamic (as outlined below). Advancements are being implemented by cable and satellite operators that will greatly expand the capabilities of interactive television over the next 12 months.

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

RRTV.com Website

The RRTV.com website is designed to guide users through the television programming schedule, highlight the weekly featured series and to allow viewers access to special promotions, travel clubs and contests, sign up for customized e-newsletters as well as taking advantage of great discounts and special offers from R&R marketing partners.  The web properties, while the least expensive to launch, also provide the true platform for “community.” In today’s environment, it is all about hyper-targeting to the customers’ business want and need to reach.  It is the web properties which engage users with personalized transactional options that also allows Next 1 to create databases of specific customers that are of value to marketers connected with the travel and real estate verticals.  The websites all combine features that allow for e-commerce, revenue sharing, database development, sponsorships, rich media and video advertising all enhanced by social communities.  An integral extension of the broadcast television network, RRTV.com will offer live streaming of the full-time broadcast feed (once re-established) along with pre-roll video display of advertising messages prior to the viewer watching the programming, rich media banner advertising, custom micro-site and traditional banner advertising.

RRTV.com will be a destination for the TV viewer to go to after watching the TV programs and participate in interactive promotions plus take advantage of specials from featured sponsors that will appear on R&R TV, and the R&R web, mobile and broadband platforms.

•	Broadband – the company previously did live streaming of R&R TV’s full time television network on www.RRTV.com. Consumers were able to watch the channel from their home computer, laptop or mobile device no matter where they are. The company plans to resume live streaming on the web as it serves a dual purpose by both expanding R&R’s viewership reach while at the same time providing R&R TV new revenue sources through its advertising and marketing partners. Not only do advertisers receive increased exposure for their television ads and special offers, but they will also receive additional marketing opportunities through pre-roll advertising and linked banner ads and contextual display ads surrounding the streaming video player. This allows viewers the option to both watch and immediately transact.

•	Showcases and Affiliate Solutions - we have developed several methods to extend our reach on behalf of advertisers. For travel-oriented sites with their own content and formats, we are able to include our rich media “showcases” which feature travel related video devoted exclusively to the content and marketing of a specific travel brand. Advertisers can package messages around the relevant showcases. Some of our clients include Cruise lines, Tourism Boards, Timeshare companies and airlines.

3.	Home Tour Network– A Video-On-Demand solution for Real Estate

In the real estate space, the Company acquired HPC - a cable real estate listing television network.  The Company, through the acquisition of HPC, recognized the opportunity real estate presented with multiple streams of revenue, from targeting advertising, sponsorships and premium listing ads to the opportunity to actually share in the sales commission from the sale of specific property listing.  To take advantage of this, the Company entered into a joint venture partnership with RealBiz Media to take advantage of their patented technology for conversion of real estate listings into videos. In addition the company has secured its real estate broker license, which can allow it to act as a referral agent, and therefore, is entitled to a percentage of the commission earned by the purchaser’s sales agent.

The original HPC model had severe limitations and after the acquisition, the Company discontinued the traditional real estate model that called for agents to pay for posting listings in favor of a new multi-city VOD model that included TV listings, multiple real estate web listings and You Tube. The solution is done as a joint venture with its partner RealBiz Media and is called Home Tour Network.

Home Tour Network (HTN) is a new “On Demand” channel that was beta tested with both Cable and Broadband companies in the fourth quarter of 2011. HTN beta test was completed in late 2011 and was expanded to 5 cities in the Cox Communications network system. HTN allows prospective home buyers in 5 major U.S. markets, representing over three million homes, to view thousands of in-market real estate listings in conjunction with its real estate partner, RealBiz Media.

Next 1 believes that VOD is an ideal platform for consumers to shop for homes in their local market or across the nation as well as vacation properties in destinations around the world. Interested buyers can use the device of their choice (home TV, computer or mobile smart devices) to browse listings in a video tour format. Then viewers will have their choice of using - interactive or online applications, the latest texting techniques or 800 numbers to put the prospective buyers directly in touch with real estate agents and brokers.  HTN is another media platform for Next 1 to generate revenue from interstitial advertising, sponsorships, referral fees and commissions consistent with our business model. The real estate industry today seeks brand awareness and the ability to reach new potential buyers.

The future media choice for consumers is an On-Demand video world that is available across multiple platforms - cable/satellite, web, mobile. It is increasingly clear that video is a key element to engagement with consumers.  Today, while consumers still watch their “favorite” TV shows, they are increasingly watched through time shifting or On-Demand. VOD, with its engaging video, user-controlled experience and 24/7 availability, is an ideal platform for potential home buyers to get information on specific properties in the market they seek. HTN is a natural fit with our strategy of making advertising more engaging and connecting with consumers by making relevant, interactive content available when they want to view it. While today the bandwidth for real estate listings on VOD does not allow for all of the available multiple listings in the U.S. to be placed on the VOD platform, the VOD TV viewer can also be taken to a complimentary website to see the national listing database.

Next 1 plans to produce Home video showcases on its full time TV Network R&R TV.

On November 3, 2010, Next 1 and RealBiz Media launched a real estate marketing platform for real estate companies and professionals called “Connextions.” Next 1 and RealBiz Media have developed a technology platform that is able to create media assets including pictures, virtual tours and videos to automatically syndicate and publish them to the largest real estate websites (Realtor.com, Trulia.com, etc.), social networking sites (Facebook.com, Youtube.com, etc.) and television. Connextions is the only real estate marketing technology platform that is able to combine the power of the Internet and television and provide it in a single automated marketing solution for the real estate professionals.

The Connextions automated service is now available directly to every realtor in the United States via the Internet, and corporate and MLS distribution channels. The Connextions package is initially priced at $45 - $95 per month, including a listing on television.  The current TV video on demand bandwidth allows for up to 300,000 listings per month (roughly 10 percent of available U.S. listings) while broadband and web applications have no limitations as to the number of listings that can be displayed.

The Company is also looking to expand the Connextions platform to include travel as well as real estate. Additional discussions are underway to be able to provide asset syndication on distribution channels such as: Roku, Google TV, cable and other IPTV platforms.

Connextions is a one-of-a-kind real estate marketing solution which has been designed to provide substantial revenue from multiple sources including advertising revenue, listing revenue, referral revenue, imaging solutions and direct real estate sales.

The Connextions platform was officially introduced at the National Association of Realtors national conference in New Orleans on November 4, 2010. RealBiz Media recently announced a strategic partnership that included a new VOD platform that would see the rebranding and expanded distribution of HTN under the Realtor.com brand in the third quarter of this year. RealBiz Media’s key relationships with both Realtor.com and the top U.S. real estate companies, franchisors and broker networks, position it for rapid deployment of this new service to its existing clients.

Real Estate Division:

1.	Next One Realty, Inc.

Next One Realty was established in March 2010 to allow the Company to execute its HTN on Demand business model.  The Company currently holds realtor licenses in several states through its partnership with RealBiz Media. Since the introduction of the Connextions platform, the Company has worked with numerous brokers and agents throughout the U.S. to set up operating and marketing agreements nationwide.

2.	The Home Preview Channel

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement, dated July 15, 2008, with the stockholders of HPC.  HPC was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes. The network had a technology that was developed in conjunction with Loop (see below) that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. The Company saw in HPC a significant opportunity to revamp and re-launch the network into a more current format that could include travel and real estate while utilizing the reach to accelerate Web and Mobile properties for the Company. In addition, the Company recognized the opportunity to use the HPC carrier relationships to expand the platform for both Linear and Video on Demand opportunities. From these, Next 1 created a next generation solution – Connextions in combination with its strategic partner RealBiz media.

3.	Loop Networks, Inc.

On October 29, 2008, the Company consummated the transactions contemplated by a Purchase Agreement with the members of Loop. Loop is a technology company that owns the Detroit HPC charter agreement. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for HPC. This technological solution was developed over several years at a cost of over $16 million and allowed for large quantities of data content (i.e. home listings, information, pictures) to be ingested into the system and then be moved over the internet to the cable head-end and be reassembled in TV quality video format, thus providing the Company with a unique solution for cable television and internet interface.  The technology behind Loop consists of a proprietary content aggregation network and a five-point content distribution model which consists of Basic TV, VOD, Broadband, Interactive TV, and Wireless - all designed to facilitate live end-user feedback. The entire content distribution model was supported by Loop’s centralized content database.  The source code for the technology was given to a company named Kuvata to allow for continued development and further enhance the operating system in exchange for Kuvata granting a perpetual license to the upgraded solution.  From these, Next 1 created a next generation solution – Connextions in combination with its strategic partner RealBiz media.

4.	R&R TV

The R&R TV Network roots came from the Home Preview Channel®, which was originally a 24-hour digital cable TV network that was distributed into 1.6 million homes in Houston and Detroit through Comcast.  The Network provided cost effective advertising solutions for local realtors.  Next 1 secured permission from the cable operator to change the programming format and re-brand HPC to the R&R TV Network.  The R&R network was launched on November 6, 2009, with Comcast and DIRECTV bringing it into roughly 21 million households. In March 2011, the Company suspended broadcast of its channel with DirecTV and all cable distribution in January 2012 while it attempts to negotiate reduced cable carriage costs, Over the Top/broadband distribution alternatives such as Roku and/or increased advertising and programming commitments.   R&R had developed and/or secured programming to include over 60 independent series of shows that were aired in network programming blocks including:

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

Travel Division:

Next Trip Summary

Next 1 Interactive is differentiated from other media companies because it owns and operates businesses in its verticals – Next Trip serves the travel spectrum with travel licenses ARC, IATA, CLIA & Florida Seller of Travel.

The Company owns:

•	Maupintour Extraordinary Vacations, which is the oldest tour company in the US having a history of over 60 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine- tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world. The Company also owns and manages Cruise Shoppes, which is an unwired network of cruise specialty travel agents.

•	NextTrip.com – a content rich video and media site in which the company has contracted to produce state of the art booking engines.

•	Trip Professional – an at home agency program allowing the consumer to customize and book travel while earning commissions.

New Initiatives for Video Content

Next trip has teamed up with leading video and group of video and media specialists led by M80 to create a unique video advertising solution customized for the Travel Industry known as Connext1. This unique solution uses the latest technology for tracking internet & mobile device users, based upon their individual algorithms while searching travel related information such as: destinations, tours, packages, etc. The Connext1 program allows us to reach across 75 million households in the United States and identify homes that have interest in a specific “travel product” based on individual online searches and actions on their computer - i.e. wanting to “visit Egypt”. Once identified, we serve targeted online video ads that contain appropriate video, offers and a call to action. Out of the 75 million reach, there may only be a few thousand consumers at any given point with potential interest in a Egypt tour - but - these are the key people the Egypt Tourist board will want to market to.

As a result, we are giving consumers access to the product they want, when they want it, and more importantly not aggravating consumers with packages they have no interest in. This is a dramatic contrast to virtually all traditional marketing programs that count on mass marketing reach to capture a small interested audience. Presently, most television commercials that run today count on mass targeting in hopes of reaching a limited few interested consumers. While mass marketing can create awareness of a product, it can also lead to the frustration of viewers being bombarded with unwanted information. Simply put, in a fragmented, multi-screen world, we have developed a digital pathway that helps capture a viewer’s attention by pairing a Travel brand’s message with a consumer’s interest.

1.	NextTrip.com

NextTrip.com is being repositioned as an all-purpose travel site that includes 24/7 customer support, relevant social networking, and travel business showcases, with a primary emphasis on Video to targeted web users and a secondary promotion to TV viewers via VOD promotion. The site provides users with a diverse video experience that entertains, informs, and offers utility and savings. The travel information website offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations.  NextTrip.com generates revenues through advertising, travel commission, referral fees, and its affiliate program.  The travel fulfillment and services for the site are handled by Mark Travel.  Mark Travel is the largest wholesaler of travel products in the United States.  NextTrip.com, in conjunction with M80 and the Connext1 program will look to serve relevant videos to travelers via four key elements: (i) television ads (ii) travel video on demand for web and TV (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons) and (iv) wireless access to the network on smart phones/devices. The Company is continuing to build out a targeted travel video with interactive advertising and transactional shopping components that engage and enable viewers to request information, make reservations and get an in-depth look at products and services all through their device of choice. The Company believes this approach will allow for multiple revenue streams and integrated media platforms that deliver measurable return on investment to its advertisers, sponsors and business partners.

Additionally, “on demand” travel solution allows users to access travel content via digital platforms including Web, Cable, Broadband and mobile.  This delivery of travel information, services and entertainment to consumers will help the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorship.  NextTrip.com was originally launched in July of 2008 as Nexttrip.com.  Media and travel booking solutions are being restructured with fulfillment of Travel bookings being handled by Mark Travel. The company is targeting completion of new booking engines and video content by August 2012.The website is www.NextTrip.com.

2.	Maupintour Extraordinary Vacations

Maupintour Extraordinary Vacations (“Maupintour”) is a luxury tour operator offering escorted and independent tours worldwide to upscale travelers.  The company has operated for over 60 years and has an active alumni that desires luxury vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. The company previously ran group tours ranging from 10 to 25; however it has moved its model to customization of high end tours for families, small groups and individuals.  The company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru. The company’s peak season for this division is from February to July.  Maupintour’s website is www.Maupintour.com.

3.	Cruise and Vacation Shoppes

Cruise and Vacation Shoppes (“Cruise Shoppes”) is a travel consortia and marketer of cruises worldwide.  The company was sold to Vacation.com in November 2011. Vacation.com is the largest consortia of travel agents in the United States with over 4000 member agencies. Vacation.com offers its membership complete marketing solutions, industry expertise, technology solutions and higher commissions due to its significant purchasing power. As part of the sale, Next 1 will share in Overrides from the Cruise Shoppe Consortia for the next 2 years. Additionally the company will have access to all Vacation.com offerings and services for its independent agency offering Cruise and Vacation product sales through NextTrip.

The Company’s assets make it a diversified business focused on two very strong vertical consumer-passion categories that are also founded on industries that need to constantly market since they have “perishable” inventory that always needs to be sold or revenue is lost.  The media assets, while generating discrete revenue streams are connected to and leveraged to grow the Company’s non-media based travel businesses. This makes for a sound business which is substantially more marketable through both traditional outlets, earned media and virally through large groups and individuals - friends tell friends using the company’s travel assets to motivate and reward engagement and sales.

4.	Trip Professionals.com

The Company operates a Trip Professional Membership Program”.  The program allows members to join for a $199 annual fee and earn 80% of the commissions on travel products purchased though the member. At present the company is working on a new booking engine whereby members can access wholesale pricing and set commissions and is currently being redesigned to allow its members access to vacations at wholesale pricing, view destination video and adjust commissions within acceptable limits.

Web Properties

The websites and mobile applications are anticipated to quickly drive incremental revenues based on the promotion and awareness being driven by the Connext1 program and VOD TV platforms.  It is anticipated that these web properties will generate advertising and referral revenue as a result of the integrated sales packages offered by the sales team beginning with the third quarter of fiscal 2012. The primary web properties are:

•	www.nxoi.com ;
•	www.RRTV.com ;
•	www.NextTrip.com ;
•	www.hometvondemand.com ;
•	www.Maupintour.com ; and
•	www.tripprofessionals.com .

Our Principal Products and Services and Their Markets

We currently have three operating segments, Media (R&R), Travel (Maupintour, NextTrip & Trip Professionals) and Real Estate (Next 1 Realty, RealBiz). At our inception, we focused on the travel industry solely through the Internet. We have changed our current business model from a company that generates nearly all of its revenues from its travel divisions to a media company focusing on interactive media advertising platforms utilizing cable television, the Internet, (including Broadband) and mobile.  The most expensive media platforms to roll out have been the television networks.  This includes the Home Tour Network - a VOD real estate network and the NextTrip Travel video marketing solution (connext1).  These networks are the key platforms that differentiate the Company giving it significant reach into millions households all to be supported by web, broadband and mobile “smart devices”. In the initial stages the largest source of revenue for the Company will come from advertising but ultimately the revenue should also come from transactions as the Company expands the number of households for its network and Video on Demand platforms.

Additionally, the Company believes it has the potential to see significant revenue growth with advertisers with the planned industry enhancements for interactive television. At present, the Company has designed its media platforms to address the advertisers’ needs to provide compelling content and a delivery system in the emerging convergent landscape of the internet, television and mobile platforms. As Cable companies move to introduce interactive platforms, Next ‘s model should allow it to begin to capture, commissions, referral fees, and coop advertising revenue from both real estate and travel...The Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. The Company believes this model gives it a distinct advantage and it will see sponsorships, transactional commissions and referral fees grow over time, potentially to the point where they will exceed the advertising revenues that are available to traditional TV networks.

Additional planned distribution to other broadband, cable and Over the Top networks are under discussion. This expansion includes the VOD.  Next 1 and/or it real estate partner RealBiz have been working with cable operators to become the first nationwide VOD network for real estate. In addition to growth around its current business model, the network provides the basis for Next 1 to enter the travel and real estate vertical ad sales marketplace online. We believe our network has vast growth potential.

The media assets, while generating distinct advertising revenue streams, also affords the Company the opportunity to leverage the growth of the non-media based travel businesses. This makes for a sound business opportunity to significantly improve the marketing scope of the base travel business through both traditional outlets and its extensive media reach.

Travel revenues are generated by Maupintour, NextTrip.com and the Trip Professionals program.  Our current market is primarily the North American leisure travel industry, though our websites are available in English worldwide.

Maupintour’s revenue is generated from the sale of high end escorted tours and Flexible Independent Travel (FIT) tours. NextTrip.com is a travel website with primary focus centered on vacation packages. The Company currently uses certain of its media assets like clips from its Travel Magazine TV series to promote travel destinations on the Travel sites.  We plan to significantly expand the number of travel clips available on the web to both our properties and other Company websites by utilizing much of the content that was broadcast as part of R&R’s travel destinations programming as well as footage available through tourism boards and key travel suppliers.

The Company’s target market is the traditional travel sector, which the Company continues to operate as mature businesses.  These businesses continue to serve their existing client bases, and include Maupintour and NextTrip.com.  The core travel businesses cater to upscale clientele seeking customized trips. The Company estimates that its target market for Maupintour represents less than 5% of all U.S. domestic leisure travelers.  We believe that upscale travelers, primarily discerning “Baby Boomers,” seek travel solutions rather than pre-packaged tours, and the Company has made a consistent business of catering to this niche marketplace, rather than compete on the lower end of the market which is now dominated by names like Expedia and Travelocity.  Conversely, the introduction of programs like Trip Professionals could target a significantly larger percentage of U.S. domestic leisure travelers as the products and commission sharing represent substantial savings to the average consumer.

Business Strategy

Near-Term Objectives:

Next 1 is a multi-faceted interactive media company whose key focus is to continue to grow its media interests around two of the most universal, yet powerful consumer passions - real estate and travel. The Company delivers targeted content via digital platforms including cable, broadcast, and broadband, web, print and mobile.  The Company has launched real estate VOD channel starting with 5 cities on the Cox Communications Network and is targeting in conjunction with RealBiz media to reach over 20 million households with its “Home Tour Network” by 2015.

Additionally, the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate.  These real estate and travel businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that will allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. Next 1 has expended significant capital over the past two years in the creation of its interactive media platforms and the launching and roll out of its television networks. The Company is targeting to have all platforms operational by the fourth quarter of 2012.

The key objective for the Company, once all platforms are operating, is to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorship.

Long-Term Objectives:

As we expand our business model we will become a full-service multi-media advertising outlet offering television (traditional and VOD), internet display ads, rich media ads, video ads, radio, and mobile outlets. As we build our television network, viewership and traffic, our reach and cross-promotion capabilities will lead to the launching of additional targeted on demand solutions. Our involvement in cable TV, web and mobile will keep us at the forefront of cross-platform deal-making as such activity becomes more common among advertisers.

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

Intellectual Property

On October 29, 2008, the Company consummated the transactions contemplated by a purchase agreement, dated July 15, 2008, with the stockholders of HPC (the “HPC Agreement”). HPC was a cable television network with Master Carriage licenses for both Comcast and Time Warner and with distribution at the time into approximately 1.6 million homes. The network had a technology that was developed in conjunction with Loop that allowed for consolidation of large amounts of data while utilizing small amounts of bandwidth. Pursuant to the HPC Agreement, the Company issued 677,999 shares of its common stock in exchange for 100% of the issued and outstanding shares of HPC. The total value of the consideration given was approximately $692,000.  The Company acquired assets with a net realizable value of approximately $166,000 and assumed adjusted liabilities of approximately $824,000 resulting in amortizable intangible assets of approximately $1,350,000. The assets acquired consist primarily of broadcast services agreements and developed relationships with cable TV carriers and are completely amortized at February 29, 2012.

On October 29, 2008, the Company consummated the transactions contemplated by a purchase agreement with the members of Loop. Loop is a technology company that owns the Detroit HPC charter agreement.  Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for HPC.  Pursuant to the Loop Agreement, the Company issued 5,345,000 shares of its common stock in exchange for 100% of the issued and outstanding membership interests of Loop. The total value of the consideration given was approximately $5,450,000.  The Company acquired assets with a net realizable value of approximately $5,000 and assumed liabilities of approximately $300,000 resulting in intangible assets of approximately $5,650,000. The assets acquired consist primarily of the exclusive use of technology required to provide video-on-demand and interactive TV capabilities and are completely amortized at February 29, 2012.

As of February 29, 2012 the Company recognized non cash impairments of $1,856,054 reducing the carrying values of the intangible assets for the R&R TV to $-0-. This impairment mainly related to the Company suspending distribution on Direct TV in March 2011.

Costs incurred in the development of our website application and infrastructure is capitalized. Management placed the website into service during prior fiscal year, subject to straight-line amortization over a three year period.

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

Regulation of the Internet

We operate several internet websites which we use to distribute information about and supplement our programs. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under the age of 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM).  In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

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

Employees

As of June 13, 2012, the Company has nine full-time employees: seven are located in the headquarter office; one is located in Nevada and one in Canada. The headquarters staff is comprised of two senior management personnel and the chief executive staff.

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

At February 29, 2012, we had $12,989 cash on hand.  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $66,983,176 and a working capital deficit of $14,546,150 at February 29, 2012, net losses for the year ended February 29, 2012 of $13,651,066 and cash used in operations during the year ended February 29, 2012 of $4,822,423. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of R&R TV including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we will need as much as approximately $1 million to $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from media advertising and e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. In addition, as of February 29, 2012, we had approximately $14.6 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms.  We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes to fund our operations and repay our outstanding debt for the foreseeable future.  At February 29, 2012, we had $9.9 million of current debt outstanding. If we are unable to achieve operational profitability or not successful in issuing additional promissory notes or securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Mr. Kerby and Don Monaco own approximately 99% of our voting securities which gives them significant influence over the affairs of our Company.

Bill Kerby (CEO) and Don Monaco (Director), collectively control approximately 99% of our voting securities which gives them voting control over our Company. Bill Kerby, our Chief Executive Officer, owns 809,611 shares of Series A Preferred Stock, Don Monaco a director owns 1,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is equal to 100 votes and votes on the same basis as the common stock. As a result Messrs. Kerby and Monaco collectively control approximately 99% of our voting securities, thereby giving them significant influence in electing our directors and appointing management possibly delaying or preventing mergers or deals and surpressing the value of our common stock.

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

Although our common stock is quoted on the OTCBB, the trading market in our common stock has substantially less liquidity than the trading in stock on other markets or stock of other companies quoted on the OTCBB.  A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  In the event an active market does not develop, you may be unable to sell your shares of common stock at or above the price you paid for them or at any price. Also, due to a significant amount of issuances of our stock in a short period of time, the Depository Trust Corporation has placed a temporary “chill” on new issuances which may further delay the transfer of shares.

Existing stockholders may suffer substantial dilution with future issuances of our common stock.

We anticipate issuing a substantial amount of common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements. In addition, we have convertible debt and 180,590 outstanding warrants.  Also, there are currently 1,809,611 shares of the Company’s Series A Preferred Stock, which are convertible into shares of common stock at the lower of a) a conversion of $0.50 per share or b) at the lowest price the corporation has issued stock as part of a financing. Any grants or sales of additional shares of our common stock, or exercise of our convertible instruments will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock.

Our management, through its significant ownership of our common and preferred stock, has substantial control over our operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bednar Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ending February 29, 2012 was $138,405. The Company currently does not own any real property.

Item 3.  Legal Proceedings

The Company is a defendant in a lawsuit filed by Gari Media Group, Inc. In the United States District court for central district of California alleging that Next 1 owes $75,000 from a video and music production agreement provided for the company‘s television network. The Company is vigorously defending the allegations and has made a settlement offer.

The Company is a defendant in a lawsuit filed by Liquids Marketing, Inc. in Illinois state court alleging than Next 1 owes $350,000 from a production and content distribution agreement provided for the Company’s video on demand network. The Company is vigorously defending the allegations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol “NXOI.OB.” Our fiscal year end is February 28.  The following table sets forth the high and low trade information for our common stock for each quarter since of the past two (2) fiscal years as follows:

Period	High Price	Low Price

Fiscal Year Ended February 28, 2011
First Quarter	$550.00	$255.00
Second Quarter	$505.00	$205.00
Third Quarter	$335.00	$200.00
Fourth Quarter	$225.00	$50.00

Fiscal Year Ended February 29, 2012
First Quarter	$140.00	$35.00
Second Quarter	$55.00	$5.50
Third Quarter	$18.00	$4.00
Fourth Quarter	$5.10	$0.80

Common Stock

Our Certificate of Incorporation authorizes the issuance of 5,000,000 shares of Common Stock, par value $0.00001 per share. As of June 5, 2012, there are 4,080,753 shares of common stock issued and outstanding.

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

Series A Preferred Stock

On October 14, 2008, the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada therein establishing out of the our “blank check” Preferred Stock, par value of $0.00001 per share, a series designated as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). On October 22, 2009, the Company filed an Amended and Restated Certificate of Designations of Series A 10% Cumulative Preferred Stock of Next One Interactive, Inc., a Nevada Corporation, pursuant to NRS 78.1955. The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The Company has 1,809,611 and 663,243 shares issued and outstanding as of February 29, 2012 and February 28, 2011, respectively.

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

On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer, in recognition of outstanding loans, personal assets pledged and personal guarantees provided by the executive, all deemed essential in allowing the Company to continue operating. On May 10, 2010, an additional 78,480 shares of Series A Preferred Stock was issued to Mr. Kerby as settlement for accrued dividends. On August 31, 2009, we issued 75,000 shares of Series A Preferred Stock to Anthony Byron, the Company’s former Chief Operating Office, in recognition of deferred compensation. On May 10, 2010, an additional 5,000 shares of Series A Preferred Stock was issued to Mr. Byron as settlement for accrued dividends.

On April 8, 2011, Mr. Byron converted 80,000 shares of Series A Preferred Stock and unpaid accrued dividends of $7,320 into 873 shares of Common Stock. On September 30, 2011, the Company issued 226,368 shares of Preferred Series A stock to Mr. Kerby in lieu of dividends in arrears. On January 30, 2012, the Company converted into Preferred Series A shares $1,000,000 of convertible promissory notes and issued 1,000,000 shares of Preferred Stock at $1.00 per share to Donald P Monaco, a member of the board of directors.

Mr. Kerby also owns 6,842 shares of common stock and 400 vested stock options, which together with his Series A Preferred Stock, gives him the right to a vote equivalent to 80,967,955 shares of common stock, representing 44.49% of the total votes. Mr. Monaco also owns 1,000 shares of common stock and 200 vested stock options, which together with his Series A Preferred Stock, gives him the right to a vote equivalent to 100,001,000 shares of common stock, representing 55.3% of the total votes.

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

There were no Series B Preferred shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively.

Series C Preferred Stock

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to NO votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively.

Options, Warrants and Convertible Securities

As of June 13, 2012, there are 4,050 issued and outstanding options. We have approximately 180,590 outstanding warrants. We also have convertible debt outstanding in the amount of $8,696,905, convertible at various rates into approximately 1,819,560 shares of common stock. There are currently 1,809,611 shares of the Company’s Series A Preferred Stock which convertible into shares of common stock at the lower of a) a conversion of $0.50 per share or b) at the lowest price the corporation has issued stock as part of a financing into approximately 1,645,101 shares of common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended February 29, 2012, the Company issued 7,800 shares of its common stock that were not previously reported in a current report on Form 8-K or a periodic report on Form 10-Q.

During the fiscal year ended February 29, 2012, the Company issued 12,530 warrants to purchase shares of its common stock that were not previously reported in a current report on Form 8-K or a periodic report on Form 10-Q.

(b) Holders

As of June 13, 2012, we had approximately 600 holders of record of our common stock, and 2 holders of our preferred stock.

(c) Dividends

The Series A Preferred Stock is entitled to receive cash dividends out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend on any other class of Preferred Stock or Common Stock at an annual rate of 10% of the $1.00 liquidation value preference per share. Such dividends shall be cumulative and shall be payable on the first day of April, July, October and January. To date, we have not paid any cash dividends and dividends payable on the Series A Preferred Stock were converted on May 10, 2010 to additional shares of Series A Preferred Stock. On April 8, 2011, 80,000 shares of Series A Preferred Stock and unpaid accrued dividends of $7,320 were converted into 873 shares of Common Stock. On September 30, 2011, the Company issued 226,368 shares of Preferred Series A stock lieu of dividends in arrears

We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Nevada law, and any restrictions that may be imposed by our future credit arrangements.

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

None.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 29, 2012 Compared to the Fiscal Year Ended February 28, 2011

Revenues. Our total revenues decreased 49% to $1,292,517 for the fiscal year ended February 29, 2012, compared to $2,543,000 for the fiscal year ended February 28, 2011, a decrease of $1,250,483. The decrease is due to the R & R television network being off of Direct TV.

Revenues from the travel segment decreased 15% to $865,878 for the fiscal year ended February 29, 2012, compared to $1,023,366 for the fiscal year ended February 28, 2011, a decrease of $157,488. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The decrease is due to the decline in tours and cruises sold.

Revenues from advertising decreased 72% to $426,639 for the fiscal year ended February 29, 2012, compared to $1,519,634 for the fiscal year ended February 28, 2011, a decrease of $1,092,995. Advertising revenue is generated from the sale of advertising time on R&R TV including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The ability to sell time for commercial announcements and the rates received decreased primarily to the television network being off of Direct TV.

 Cost of revenues. Cost of revenues decreased 64% to $3,558,714 for fiscal year ended February 29, 2012, compared to $9,964,619 for the fiscal year ended February 28, 2011, a decrease of $6,405,905. The decrease in cost is primarily due to the network being off Direct TV.

Operating expenses. Our operating expenses include salaries and benefits, selling and promotion, general and administrative: finance fees incurred in raising capital, amortization of intangibles, legal and accounting fees, consulting fees and miscellaneous operating expenses. Our total operating expenses decreased 9% from $12,788,514 for the fiscal year ended February 28, 2011 to $11,691,200 for the fiscal year ended February 29, 2012, a decrease of $1,097,314.

The decrease was primarily due to a decrease in finance fees of $1,912,684, salaries and benefits of $512,150, legal and accounting of $90,864, consulting fees of $2,929,855 and bank and other finance charges of $443,587; offset by an increase in amortization of intangibles of $876,939 and of debt discount of $3,718,808 and miscellaneous operating expenses of $196,079.

Other expense. Interest expense increased 122% to $1,231,199 for the fiscal year ended February 29, 2012, compared to $553,893 for the fiscal year ended February 28, 2011, an increase of $667,306 primarily due to the $7,121,776 increase in amount of convertible promissory notes. Loss on settlement of debt conversions increased 100% to 258,443 for the fiscal year ended February 29, 2012, compared to $-0- for the fiscal year ended February 28, 2011 primarily due to the settlement of advances and shareholder loans through stock issuances. Gain in the change in fair value of derivatives increased 8,287% to $2,223,649 for the fiscal year ended February 29, 2012, compared to $26,514 for the fiscal year ended February 28, 2011, an increase of $2,197,135 primarily due to the increase of convertible promissory notes with embedded variable conversion features. A loss on impairment of intangible assets in the amount of $1,856,054 was recorded in the fiscal year ended February 29, 2012, representing a decrease of $5,413,776 or 74% compared to $7,269,830 recorded in the fiscal year end February 28, 2011 reducing the value of the intangible asset for the R&R TV network to zero. A gain on legal settlement in the amount of $1,520,529 was recorded in the fiscal year ended February 29, 2012, representing a decrease of $3,382,898 or 69% compared to $4,903,427 recorded in the fiscal year end February 28, 2011 as the Company incurred legal settlement(s) of outstanding accounts payable in the current fiscal year. Other expense increased 39% to $92,151 for the fiscal year ended February 29, 2012, compared to $66,428 for the fiscal year ended February 28, 2011 primarily due to the modification in terms of various outstanding warrant agreements.

Net Loss. We had a net loss of $13,651,066 for the fiscal year ended February 29, 2012 compared to a net loss of $23,170,343 for the fiscal year ended February 28, 2011. The decrease from 2011 to 2012 was primarily due to the television network being off during the year, reducing labor and production costs. See following discussions on cost of revenues and operating expenses and the notes to the consolidated financial statements included in this Annual Report.

Assets. Our total assets were $462,647 at February 29, 2012 compared to $4,544,825 at February 28, 2011. The decrease from 2011 to 2012 was primarily due to a decrease in amortizable intangible assets from $3,175,506 to $96,591, net of amortization, resulting from recording the impairment of R&RTV assets in the amount of $1,856,054.

Liabilities. Our total liabilities were $14,696,097 at February 29, 2012 compared to $14,810,964 at February 28, 2011.

Accounts payable and accrued expenses decreased from $2,884,838 for the fiscal year ended February 28, 2011 to $2,012,489 for the fiscal year ended February 29, 2012. The decrease was due primarily to the decrease in accounts payable of $1,125,457, deferred salaries of $18,688, accrued expenses of $21,626 and offset by an increase in accrued interest of $293,422.

Other Current Liabilities decreased from $1,023,476 for the fiscal year ended February 28, 2011 to $603,953 for the fiscal year ended February 29, 2012. The decrease was due primarily to decrease in customer deposits of $68,162 for tours to be taken in the future, deferred revenue of $122,788 and barter-deferred revenue of $294,000, offset by an increase in contingent liabilities of $65,427.

Derivative liabilities – convertible promissory notes increased from $135,348 for the fiscal year ended February 28, 2011 to $916,202 for the fiscal year ended February 29, 2012. The increase was primarily due to the increase in the issuance of convertible promissory notes with variable conversion features embedded within the debt instrument.

Derivative liabilities – preferred series A increased from $538,328 for the fiscal year ended February 28, 2011 to $1,338,017 for the fiscal year ended February 29, 2012. The increase was primarily due to the issuance of 1,000,000 shares of preferred series A stock with variable conversion features embedded within the equity instrument.

Convertible promissory notes, related party and non-related party, increased from $650,683 for the fiscal year ended February 28, 2011 to $7,772,459 for the fiscal year ended February 29, 2012, net of debt discount. The increase was primarily due to the issuance of new convertible promissory notes through proceeds received from third party investors, conversions of bridge loans to convertible promissory notes and assignment of principal from current noteholders to new third party investors.

Other advances decreased from $257,000 for the fiscal year ended February 28, 2011 to $68,000 for the fiscal year ended February 29, 2012. The decrease was primarily due to the conversion of advances into shares of common stock and convertible promissory notes.

Other notes payable decreased from $6,927,870 for the fiscal year ended February 28, 2011 to $70,000 for the fiscal year ended February 29, 2012. The decrease was primarily due to principal payments, conversions into shares of common stock and convertible promissory notes.

Shareholder loans decreased from $1,042,393 for the fiscal year ended February 28, 2011 to $840,000 for the fiscal year ended February 29, 2012. The decrease was primarily due to the excess of the conversion of advances into shares of common stock and convertible promissory notes over the proceeds received from advances.

Capital lease payable decreased from $76,644 for the fiscal year ended February 28, 2011 to $25,405 for the fiscal year ended February 29, 2012. The decrease was primarily due to the principal payments applied against the outstanding balance.

Notes payable decreased from $1,274,384 for the fiscal year ended February 28, 2011 to $1,049,572 for the fiscal year ended February 29, 2012. The decrease was primarily due to the excess of principal payments and conversions to convertible promissory notes over proceeds received from third party investors.

Total Stockholders’ Deficit. Stockholders’ deficit increased from $10,266,139 for the fiscal year ended February 28, 2011 to $14,233,450 for the fiscal year ended February 29, 2012. The increase was primarily due to the increase of net loss over stock issuances, common and preferred, resulting from conversion of promissory notes from debt to equity.

Contractual Obligations. The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2013	FY2014	FY 2015	Totals
Consulting	$53,500	$70,500	$106,500	$230,500
Leases	152,745	158,872	357,132	668,749
Other	35,406	95,224	95,544	226,174
Totals	$241,651	$324,596	$559,176	$1,125,423

Liquidity and Capital Resources; Going Concern

At February 29, 2012, the Company had $12,989 cash on-hand, a decrease of $406,828 from $419,817 at the start of fiscal 2011. The decrease in cash was primarily due to the Company meeting day to day operating expenses, promissory note obligations and compliance with terms under an option agreement.

Net cash used by operations was $4,822,423 for the year ended February 29, 2012, decrease of $4,791,014 from $9,613,440 used during fiscal 2011. The decrease was primarily due to the television network being offline during most of the fiscal year resulting in a reduction of operating costs.

Net cash used in investing activities decreased $17,446 to $305,000 for the year ended February 29, 2012 compared to $322,446 for fiscal 2011. The decrease is attributable to the excess of technology development costs and investment in treasury stock over the investment in an option agreement.

Net cash provided by financing activities decreased $5,423,203 to $4,720,595 for the year ended February 29, 2012, compared to $10,143,798 during fiscal 2011. The decrease is attributable to the decrease in net proceeds from other advances, shareholder loans, promissory notes and stock issuances, offset by increase in net proceeds from promissory notes.

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

The Company will need to raise substantial additional capital to support the on-going operation and increased market penetration of our Video on Demand real estate and travel business and R&RTV including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business.  We believe that in the aggregate, we will need approximately $1 million to $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations under carriage/distribution agreements, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from media advertising, sponsorships, e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs.  There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

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

Currently, revenues provide less than 10% of the company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $300,000. We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability by the fourth quarter of fiscal 2013.

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

During the year ended February 29, 2012 and February 28, 2011, the Company identified and recognized impaired losses of $1,856,054 and $7,269,830, respectively, on long-lived assets.

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

Management placed the website into service during the fiscal year ended February 29, 2012, subject to straight-line amortization over a three year period.

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the years ended February 29, 2012 and February 28, 2011 was $1,222,861 and $2,201,973, respectively.   Additionally, an impairment loss in the amount of $1,856,054 and $7,269,830 has been recognized for the year ended February 29, 2012 and February 28, 2011, respectively.

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

	February 29, 2012	February 28, 2011
Series A convertible preferred stock	1,645,101	6,632
Series B convertible preferred stock	-0-	-0-
Series C convertible preferred stock	-0-	-0-
Warrants to purchase common stock issued, outstanding and exercisable	180,590	70,299
Stock options issued, outstanding and exercisable	4,050	-0-
Shares on convertible promissory notes	1,819,560	5,546
	3,649,301	82,477

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

Barter revenue of approximately $-0- and $323,000 has been recognized for the year ended February 29, 2012 and February 28, 2011 respectively, and barter expenses of approximately $-0- and $359,000 has been recognized for the year ended February 29, 2012 and February 28, 2011 respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the year ended February 29, 2012 and February 28, 2011 was $55,551 and $439,573, respectively.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of February 29, 2012.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of February 29, 2012, management assessed the effectiveness of our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 29, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 29, 2012:

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at June 13, 2012.  The terms of all of the directors, as identified below, will run until their successors are elected and qualified.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

William Kerby	55	Chief Executive Officer and Chairman	2008
Adam Friedman	47	Chief Financial Officer	2010
Warren Kettlewell	66	Director	2011
Pat LaVecchia	45	Director	2011
Don Monaco	59	Director	2012

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman:

William Kerby, age 55 is the founder of Next 1, Interactive, Inc.  From 2008 to present, he has been the architect of the Next One model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded  Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia.

Adam Friedman - Chief Financial Officer:

On August 16, 2010, the board of directors of the Company appointed Adam Friedman, age 47, to the position of Chief Financial Officer of the Company. Under the terms of his three-year employment agreement expiring on August 15, 2013, Mr. Friedman has agreed to devote all of his time, attention, and ability to the business of the Company. From February 2006 to July 2010, Mr. Friedman previously served as Chief Financial Officer, Corporate Secretary, and Controller for MDwerks, Inc. (“MDwerks”) where his responsibilities included overseeing the company’s finances, human resources department, U.S. Securities & Exchange Commission compliance, and Sarbanes-Oxley compliance. Prior to joining MDwerks, Mr. Friedman served as the Vice President of Finance for CSA Marketing, Inc. from March 2005 to February 2006. For the eleven years prior to March 2005, Mr. Friedman served as the Business Manager/Controller and Director of Financial Planning at the GE/NBC/Telemundo Group, Inc. Mr. Friedman also worked as a Senior Financial Analyst for Knight-Ridder, Inc and as an Audit Senior Accountant for KPMG Peat Marwick. Mr. Friedman received his MBA from St. Thomas University and his BSM from Tulane University.

Warren Kettlewell– Director

On January 12, 2011, the board of directors appointed Warren Kettlewell, age 66, to the board of directors of the Company. A description of Mr. Kettlewell’s relevant business experience is detailed below. Prior to joining the Company’s board of directors, Mr. Kettlewell was an active investor of the Company for the prior five years. Mr. Kettlewell is currently the President and Chief Executive Officer of Cardar Investments Limited, a privately owned investment company involved in real estate development (“Cardar”). Mr. Kettlewell has held these respective positions at Cardar since founding the company in 1983. Additionally, since 1990, Mr. Kettlewell has been active shareholder in and advisor to Cango Petroleum, Inc., a company in the business of owning and operating independent retail gas stations in Canada. The Company believes that the addition of Mr. Kettlewell to the board of directors will enhance the board with his business and real estate industry experience.

Pat LaVecchia – Director

On April 15, 2011, the board of directors appointed Pat LaVecchia, age 45, to the board of directors of the Company.  A description of Mr. LaVecchia’s relevant business experience is detailed below.  Mr. LaVecchia has been a founding principal and Managing Partner of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry.  Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions.  Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007).  Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU). Mr. LaVecchia also currently serves as co-chairman of Premiere Opportunities Group, Inc. (PPBL, OTC), (INFU ) and managing partner of Sulla Global Partners.  Mr. LaVecchia also sits on several advisory boards and non-profit boards. The Company believes that Mr. LaVecchia’s investment banking and business experience allows him to contribute business and financing expertise and qualifies him to be a member of the Board.

Don Monaco - Director

On August 26, 2011, Next 1 Interactive, Inc. (the “Company”) appointed Don Monaco as a member of its Board of Directors.  Mr. Monaco is the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers.  Mr. Monaco previously spent 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois including 18 years as a partner and senior executive. The Company believes that Mr. Monaco’s senior management experience qualifies him to be a member of the Board.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended February 29, 2012, were timely filed.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal years ended February 29, 2012 and February 28, 2011

Name and principal position	Fiscal Year Ended	Salary	Option Awards	All Other Compensation	Total

William Kerby	2012	$300,000	$5,800	$14,400	$320,200
CEO and Chairman of the Board (1)	2011	$300,000	$0	$14,400	$314,400

Adam Friedman	2012	$150,000	$5,800	$0	$155,800
CFO (2)	2011	$68,750	$0	$0	$68,750

(1)	Bill Kerby receives an annual base salary of $300,000 of which $-0- and $90,000 was deferred in 2012 and 2011, respectively. He also receives an auto allowance in the amount of $1,200 per month, as additional compensation

(2)	On August 16, 2010, the board of directors of the Company appointed Adam Friedman to the position of Chief Financial Officer of the Company. Mr. Friedman’s annual base salary is $150,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both excercisable and unexcercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of February 29, 2012.

Name and principal position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
William Kerby, CEO	800	400	-0-	$7.25	10/2/21

Adam Friedman, CFO	800	400	-0-	$7.25	10/2/21

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

STOCK OPTION PLAN

The shareholders approved the Next 1 Interactive, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting on October 28, 2009.  Under the 2009 Plan, 9,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. Utilizing a variety of equity compensation instruments, we plan to use the 9,000 shares under the 2009 Plan to:

(1)	Attract and retain key employees and directors, including key Next 1 executives, and

(2)	Provide an incentive for them to assist Next 1 to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.

DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our directors during the fiscal year ended February 29, 2012.

Name and principal position	Option Award

Warren kettlewell (1)	$2,900
Director

Pat LaVecchia (2)	$2,900
Director

Donald P. Monaco (3)	$2,900
Director

(1)	As of February 29, 2012, 400 stock options were outstanding, of which 200 were exercisable.

(2)	As of February 29, 2012, 400 stock options were outstanding, of which 200 were exercisable.

(3)	As of February 29, 2012, 400 stock options were outstanding, of which 200 were exercisable.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	William Kerby	743,265	(2)	44.70%
Series A Preferred Stock	CEO and Vice Chairman	809,611	(3)	44.70%

Common Stock	Warren Kettlewell	60,108	(4)	5.80%
Series A Preferred Stock	Director	-0-		0.00%

Common Stock	Pat LaVecchia	2,200	(5)	0.20%
Series A Preferred Stock	Director	-0-		0.00%

Common Stock	Donald P. Monaco	911,291	(6)	49.60%
Series A Preferred Stock	Director	1,000,000		55.30%

Common Stock	Adam Friedman	400	(7)	0.00%
Series A Preferred Stock	Chief Financial Officer	-0-		0.00%

Common Stock	Group	1,717,264		66.09%
Series A Preferred Stock	(5 persons)	1,809,611		100%

(1)	The percentage of common stock held by each listed person is based on 2,682,848 shares of common stock issued and outstanding as of February 29, 2012. The percentage of Series A Preferred Stock held by each person is based on 1,809,611 shares of Series A Preferred Stock issued and outstanding as of February 29, 2012. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	William Kerby holds 6,842 shares individually. On October 3, 2011, the Company issued to Mr. Kerby 800 stock options of which 50% vested immediately, therefore 400 shares was included as beneficial ownership. Mr. Kerby owns 809,610 of Series A Convertible Preferred Shares and as of February 29, 2012 are convertible to 743,265 common shares to be included as beneficial ownership. Mr. Kerby’s family members hold an additional 10 common shares. Mr. Kerby is also the owner of In-Room Retail Systems, LLC, an inactive company which owns 3 common shares to be included as beneficial ownership. Due to these relationships, Mr. Kerby beneficially owns 743,265 shares of the common stock of the Company.

(3)	Having the voting equivalency of 100 votes per share (80,961,100 votes).

(4)	William Kettlewell holds 7,007 shares individually. On October 3, 2011, the Company issued to Mr. Kettlewell 400 stock options of which 50% vested immediately, therefore 200 shares was included as beneficial ownership. Mr. Kettlewell’s family members hold an additional 35,140 shares. Mr. Kettlewell owns 17,761 warrants that can be converted into 17,761 common shares to be included as beneficial ownership. Due to these relationships, Mr. Kettlewell beneficially owns 60,108 shares of common stock of the Company.

(5)	Pat LaVecchia holds 2,000 shares individually. On October 3, 2011, the Company issued to Mr. LaVecchia 400 stock options of which 50% invested immediately, therefore 200 shares was included as beneficial ownership. Mr LaVecchia beneficially owns 2,200 shares of the Company.

(6)	Donald P. Monaco 1,000 shares individually. On October 3, 2011, the Company issued to Mr. Monaco 400 stock options of which 50% invested immediately, therefore 200 shares was included as beneficial ownership. Mr. Monaco owns 1,000,000 of Series A Convertible Preferred shares and as of February 29, 2012 they are convertible to 909,091 to be included as beneficial ownership. Mr. Monaco owns 1,000 warrants that can be converted into 1,000 common shares to be included as beneficial ownership. Due to these relationships, Mr. Monaco beneficially owns 911,291 shares of common stock of the Company.

(7)	On October 3, 2011, the Company issued to Adam Friedman 800 stock options of which 50% invested immediately, therefore 400 shares was included as beneficial ownership. Mr. Friedman beneficially owns 200,000 shares of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the year ending February 29, 2012, the Company repaid $23,284 owed to a director and officer of the Company. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. As of February 29, 2012 there is no principal balance due. Interest expense on the note was $381 and $1,543, respectively for the years ended February 29, 2012 and February 28, 2011. See financial statement footnote 9.

The Company has a loan payable to a party that is related to a director/officer for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. On September 6, 2011, the noteholder converted $18,000 of principal and the Company issued 2,400 shares of common stock. On October 12, 2011, the noteholder converted the remaining principal balance (plus accrued interest) and the Company issued 2,063 shares of common stock. Interest expense on the loan was $2,238 and $3,280, respectively for the years ended February 29, 2012 and February 28, 2011. See financial statement footnote 9.

During the year ending February 29, 2012, the Company repaid $4,853 on a loan payable with an unrelated entity where the same director/officer is president. As of February 29, 2012 there is no principal balance due. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was $2,331 and $3,088, respectively for the years ended February 29, 2012 and February 28, 2011. See financial statement footnote 9.

During the year ended February 29, 2012, the Company converted $168,000 of “bridge loans” of a board member.  The Company, as part of a conversion agreement dated April 13, 2011, of which the $98,000 was included along with $183,393 of shareholder loans, issued 2,814 shares of common stock and 5,628  3 year warrants with an exercise price $125 per share valued at $504,860 incurring one time interest only fee of approximately $223,000.  The remaining $70,000 was converted on April 13, 2011 into a convertible promissory note, see footnote 12. The remaining principal balance as of February 29, 2012 totaled $18,000. See financial statement footnote 10.

On April 13, 2011, the Company converted $70,000 of “bridge loans’ received from a party that is related to a current board member into an interest free convertible promissory note with a maturity date of June 13, 2011.  On May 23, 2011, the Company converted the $70,000 into a new convertible promissory note. See financial statement footnote 12, Table I and II, note number 16 and 27.

On May 23, 2011, the Company converted a loan from a board member in the amount of $25,000 in consideration for issuing convertible promissory note. See financial statement footnote 12, Table I and II, note number 26.

On August 12, 2011, a noteholder that held two 8 % convertible promissory notes in the amounts of $85,000 and $50,000, dated as of January 25, 2011 and March 14, 2011, entered into an assignment agreement (the “agreement”) with third party investors. One of the assignees is related to a board member and entered into convertible promissory note agreement valued at $10,000. See financial statement footnote 12, Table I and II, note number 41.

During the year ended February 29, 2012, the Company received $1,250,000 from a board member and issued multiples promissory notes. On January 30, 2012, the noteholder converted $1,000,000 into 1,000,000 shares of Series A 10% Cumulative Convertible Preferred Stock. See financial statement footnote 12, Table I & I, note numbers: 36, 45, 55 and 60.

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

Interest expense paid on the capital lease was $9,705 and $13,600 during the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

Series A Preferred Stock

On October 14, 2008, the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada therein establishing out of the our “blank check” Preferred Stock, par value of $0.00001 per share, a series designated as Series A 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series A Preferred Stock”). On October 22, 2009, the Company filed an Amended and Restated Certificate of Designations of Series A 10% Cumulative Preferred Stock of Next One Interactive, Inc., a Nevada Corporation, pursuant to NRS 78.1955. The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The Company has 1,809,611and 663,243shares issued and outstanding as of February 29, 2012 and February 28, 2011, respectively.

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

On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer, in recognition of outstanding loans, personal assets pledged and personal guarantees provided by the executive, all deemed essential in allowing the Company to continue operating. On May 10, 2010, an additional 78,480 shares of Series A Preferred Stock was issued to Mr. Kerby as settlement for accrued dividends. On August 31, 2009, we issued 75,000 shares of Series A Preferred Stock to Anthony Byron, the Company’s Chief Operating Officer, in recognition of deferred compensation. On May 10, 2010, an additional 5,000 shares of Series A Preferred Stock was issued to Mr. Byron as settlement for accrued dividends.  On March 31, 2011, Mr. Byron converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock and the Company issued 873 shares of common stock valued at $8,120. On September 30, 2011, the Company also issued to Mr. Kerby 226,368 shares of Preferred Series A stock in lieu of dividend in arrears valued at $113,184. On January 30, 2012, Donald P. Monaco (a board member) converted $1,000,000 of promissory notes into 1,000,000 shares of Convertible Preferred Series A shares at $1.00 per share.

William Kerby beneficially owns 743,265 shares of common stock, which together with his Series A Preferred shares, gives him the right to vote equivalent to 80,967,955 shares of common stock, representing 44.49% of the total vote. Donald P. Monaco beneficially owns 911,291 shares of common stock which together with his Series A Preferred Shares, gives him the right to vote equivalent to 100,001,000 shares of common stock, representing 54.95% of the total vote.

Director Independence

None of our directors are deemed to be independent with the exception of Pat LaVecchia.

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

2012	$53,000
2011	$42,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2012	$0
2011	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2012	$1,400
2011	$1,200

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0
2011	$0

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of Maximus (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.2	Amendment to the Articles of Incorporation of Maximus (as filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

3.3	Bylaws of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.4	Bylaws of Extraordinary Vacations USA, Inc. (as filed as Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177) filed on March 12, 2009)

3.5	Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

4.1	$3,000,000 Zero Coupon Debenture (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

4.2	Common Stock Purchase Warrant, issued October 26, 2010, in favor of Lincoln Park Capital Fund, LLC (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.3	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation(as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.4	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010)

10.1	Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-154177) on October 10, 2008)

10.2	Form of Subscription and Investment Representation Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2010)

10.3	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

10.4	Purchase Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010)

10.5	Registration Rights Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2010)

10.6	Strategic Media Agreement, dated August 29, 2010, by and between Next 1 Interactive, a Nevada corporation and Market Update Network Corp., dbaMUNCmedia, a Washington corporation (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2010)

10.7	Settlement Agreement, dated May 28, 2010, by and among the Company and Televisual Media Works, LLC, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 8, 2010)

10.8	Asset Purchase Agreement, dated August 17, 2009, by and among Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

10.9	Asset Purchase Agreement between Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

14.1	Code of Ethics (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

14.2	Code of Business Conduct (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

23.1	Consent of Kramer Weisman and Associates, LLP

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012*

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012*

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2012		NEXT 1 INTERACTIVE, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer
and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 13, 2012
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 13, 2012
Adam Friedman	(Principal Financial and Accounting Officer)

/s/ Warren Kettlewell	Director	June 13, 2012
Warren Kettlewell

/s/ Pat LaVecchia	Director	June 13, 2012
Pat LaVecchia

/s/ Don Monaco	Director	June 13, 2012
Don Monaco

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Next 1 Interactive, Inc.

Weston, Florida

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. as of February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit of $66,983,176 and a working capital deficit of $14,546,150 at February 29, 2012, net losses for the year ended February 29, 2012 of $13,651,066 and cash used in operations during the year ended February 29, 2012 of $4,822,423. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SHERB & CO., LLP
Certified Public Accountants
Boca Raton, Florida
June 13, 2012

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29,	February 28,
	2012	2011

Assets
Current Assets
Cash	$12,989	$419,817
Accounts receivable, net of allowance for doubtful accounts	1,456	376,807
Stock subscriptions receivable	-	263,415
Prepaid expenses and other current assets	-	48,878
Security deposits	46,611	260,402
Total current assets	61,056	1,369,319

Option Agreement	305,000	-

Website Development costs, net	96,591	336,352
Amortizable intangible assets, net	-	2,839,154
Total assets	$462,647	$4,544,825

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,012,489	$2,884,838
Other current liabilities	603,953	1,023,476
Derivative liabilities - convertible promissory notes	916,202	135,348
Derivative liabilities - series A preferred stock	1,338,017	538,328
Convertible promissory notes, net of discount of $924,446 and $106,745, respectively	7,417,459	228,255
Convertible promissory notes - related party, net of discount of $-0- and $69,772, respectively	355,000	422,428
Other advances	68,000	257,000
Other notes payable	70,000	6,927,870
Shareholder loans	840,000	1,042,393
Capital lease payable - current portion	25,405	51,239
Notes payable - current portion	960,681	1,274,384
Total current liabilities	14,607,206	14,785,559

Capital lease payable - long-term portion	-	25,405
Notes payable - long-term portion	88,891	-

Total liabilities	14,696,097	14,810,964

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized;
and 1,809,611 and 663,243 shares issued and outstanding at
February 29, 2012 and February 28, 2011, respectively	18,096	6,632
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at February 29, 2012
and February 28, 2011, respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at February 29, 2012
and February 28, 2011, respectively	-	-
Common stock, $.00001 par value; 5,000,000 shares authorized;
1,150,003 and 110,030 shares issued; 1,150,003 and 109,716 shares
outstanding at February 29, 2012 and February 28, 2011, respectively	12	1
Additional paid-in-capital	52,735,408	43,068,408
Stock subscription receivable	(3,790)	-
	52,749,726	43,075,041
Accumulated deficit	(66,983,176)	(53,215,394)
Treasury stock, at cost -0- shares at February 29, 2012 and 315 shares at February 28, 2011, respectively	-	(125,786)
Total stockholders' deficit	(14,233,450)	(10,266,139)

Total liabilities and stockholders' deficit	$462,647	$4,544,825

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended

	February 29,	February 28,
	2012	2011

Revenues
Travel and commission revenues	$865,878	$1,023,366
Advertising revenues	426,639	1,519,634
Total revenues	1,292,517	2,543,000

Cost of revenues	3,558,714	9,964,619

Gross loss	(2,266,197)	(7,421,619)

Operating expenses
Salaries and benefits	1,465,927	1,978,077
Selling and promotions expense	49,301	439,573
General and administrative	10,175,972	10,370,864
Total operating expenses	11,691,200	12,788,514

Operating loss	(13,957,397)	(20,210,133)

Other income (expense)
Interest expense	(1,231,199)	(553,893)
Loss on settlement of debt	(258,443)	-
Gain on legal settlement	1,520,529	4,903,427
Gain on change in fair value of derivatives	2,223,649	26,514
Loss on impairment of intangible assets	(1,856,054)	(7,269,830)
Other expense	(92,151)	(66,428)
Total other income (expense)	306,331	(2,960,210)

Net loss	$(13,651,066)	$(23,170,343)

Weighted average number of shares outstanding	335,729	80,715

Basic and diluted net loss per share	$(40.66)	$(287.06)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended

	February 29,	February 28,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,651,066)	$(23,170,343)
Adjustments to reconcile net loss to net cash from operating activities:
Interest on bridge loan conversions	481,558	-
Loss on settlement of debt	258,443	-
Gain on legal settlement	(1,520,529)	(4,903,427)
Loss on impairment of intangible assets	1,856,054	7,269,830
Amortization of intangibles	1,222,861	2,201,973
Amortization of discount on notes payable	5,829,615	2,977,308
Amortization of finance fees	23,779	-
Stock based compensation and consulting fees	1,274,897	3,418,115
Warrants issued for interest	-	19,700
Modification of warrants	85,133	-
Gain on change in fair value of derivatives	(2,223,649)	(26,514)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	360,353	(210,748)
Decrease in prepaid expenses and other current assets	25,099	278,730
Decrease (increase) in security deposits	213,791	(54,056)
Increase in accounts payable and accrued expenses	1,360,761	2,379,714
(Decrease) increase in other current liabilities	(419,523)	206,278
Net cash used in operating activities	(4,822,423)	(9,613,440)

Cash flows from investing activities:
Technology development costs	-	(204,324)
Purchase of option agreement	(305,000)	-
Purchase of treasury stock	-	(118,122)
Net cash used in investing activities	(305,000)	(322,446)

Cash flows from financing activities:
Proceeds from convertible promissory notes	2,696,200	585,000
Principal payments of convertible promissory notes	(50,288)	-
Proceeds from other advances	190,000	858,000
Payments on other advances	-	(140,000)
Proceeds from other notes payable	130,000	5,429,529
Principal payments of other notes payable	(171,536)	(150,161)
Proceeds from shareholder loans	1,419,000	-
Proceeds from sundry notes payable	100,000	100,000
Principal payments on sundry notes payable	(159,704)	(227,940)
Proceeds from capital lease	-	56,670
Principal payments on capital lease	(51,239)	(51,506)
Proceeds from the collection of stock subscription receivable	263,415	-
Proceeds from the sale of common stock and warrants	354,747	3,709,206
Payments for stock issuance costs	-	(25,000)
Net cash provided by financing activities	4,720,595	10,143,798

Net (decrease) increase in cash	(406,828)	207,912

Cash at beginning of period	419,817	211,905

Cash at end of period	$12,989	$419,817

Supplemental disclosure:
Cash paid for interest	$22,569	$144,183

Supplemental disclosure of non-cash investing and financing activity:

During the year ended February 29, 2012 the Company issued 79,712 shares of common stock and 36,647 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $1,249,772. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 1.45%, dividend yield of -0-%, volatility factor of 132.88% and 445.49% and expected life of 1 to 5 years.

During the year ended February 29, 2012, the Company entered into warrant exchange agreement hereby cancelling 4,300 warrants and issuing 3,500 shares of common stock and incurred an additional expense of $220,816. Additionally, during the year ended February 29, 2012, 116,695 warrants expired and the Company entered into warrant modification agreements with various investors and incurred an additional expense of $85,133.

During the year ended February 29, 2012, the Company converted a series of bridge loans and promissory notes and issued 936,665 shares of the Company's common stock and 26,128 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price between $25 and $125 per share valued at $3,582,696.. Additionally, the Company converted into Preferred Series A shares $1,000,000 of convertible promissory notes and issued 1,000,000 shares of Preferred Stock at $1.00 per share.

During the year ended February 29, 2012, the Company, in connection with incurring debt instruments, issued 900 shares of its common stock and 44,750 one (1) to four (year) warrants to purchase shares of the Company's common stock, with exercise prices between $1 to $250 per share valued at $2,697,250.

During the year ended February 29, 2012, the Company consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010. In satisfaction of the $925,000 due on the outstanding promissory note the Company: entered into a one year, six (6%) convertible promissory note maturing on April 6, 1012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $100 (at the option of the noteholder), plus the Company issued to the noteholder 7,200 2 year warrants, at an exercise prices of $125 per share; the Company issued 4,500 of which 4,250 shares valued at $425,000 were applied in satisfaction of the remaining principal balance. The remaining 250 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member's daughter's investment in the Company also transacted in during the year ended February 29, 2012. The former board member also exercised 2,100 warrants into shares of the Company's common stock in a cashless transaction.

During the year ended February 29, 2012, the Company issued 120 shares valued at $15,000 to an employee for services rendered.

During the year ended February 29, 2012, the Company issued 2,025 ten (10) year stock options with an exercise price of $7.25 to employees, directors and executives and incurred $10,125 in compensation costs.

During the year ended February 29, 2012, the Company issued 870 shares of common stock in exchange for settlement of accounts payable valued at $42,791 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the year ended February 29, 2012, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears, valued at $7,320, on Series A Preferred stock, at the request of the holder, into 873 shares of common stock valued at $ 8,120.

During the year ended February 29, 2012, the company issued 226,368 shares of preferred stock to an executive/shareholder of the Company valued at $109,394 consisting of preferred stock dividends and $3,709 subscription receivable.

During the year ended February 29, 2012, the Company’s Board of Directors authorized the re-issuance of 315 shares of Treasury Stock as a fee for a consulting agreement at a cost of $25,423.

During the year ended February 29, 2012, the Company converted into Preferred Series A shares $1,000,000 of convertible promissory notes and issued 1,000,000 shares of Preferred Stock at $1.00 per share.

During the year ended February 29, 2012, 32,926 warrants were exercised, modified or expired

During the year ended February 29, 2012, $2,211,360 of principal, from current convertible promissory noteholders, was assigned to various non-related third party investors creating new convertible promissory notes. Additionally, $7,385,526 of old promissory notes were converted into new convertible promissory notes.

During the year ended February 28, 2011 the Company issued 16,420 shares and 11,578 warrants valued at $3,660,848. The Company also cancelled and replaced 2,400 common stock warrants valued at $16,938.

During the year ended February 28, 2011 the Company converted notes payable in the amount of $650,564 for 2,030 shares of common stock and 960 common stock warrants.

During the year ended February 28, 2011 the Company issued 7,100 common stock warrants valued at $542,279 in connection with notes payable.

During the year ended February 28, 2011 the Company issued 50 shares to employees valued at $17,227.

During the year ended February 28, 2011 the Company converted accounts payable of $184,308 for 605 shares of common stock.

During the year ended February 28, 2011 the Company issued 83,480 shares of preferred stock in settlement of cumulative dividends in the amount of $83,480.

During the year ended February 28, 2011 the Company issued 3,500 shares of common stock as part of the TVMW asset purchase agreement in the amount of $927,500.

During the year ended February 28, 2011 the Company incurred $474,393 and $107,000 of production costs that were directly paid by shareholders and related parties, respecitively, for the Company's benefit.

During the year ended February 28, 2011 the Company converted notes payable and accrued expenses directly related to a board member into a new convertible promissory note valued at $117,200.

During the year ended February 28, 2011 the Company incurred a common stock subscription value at $263,145.

During the year ended February 28, 2011 a related party shareholder contributed $7,664 of publicly traded company common stock to treasury shares.

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders Equity (Deficit)

									Additional			Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Paid-in	Treasury	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	(Deficit)

Balances, February 28, 2010	579,763	$5,798	-	-	-	-	65,512	$1	$33,764,105	$-	$(29,961,571)	$3,808,333

Common stock issued for cash	-	-	-	-	-	-	200	-	50,000	-	-	50,000

Sale of private placement units consisting of one share of common stock and one warrant	-	-	-	-	-	-	19,038	-	3,804,108	-	-	3,804,108

Warrants exercised	-	-	-	-	-	-	2,500	-	12	-	-	12

Shares/warrants issued for consulting	-	-	-	-	-	-	16,420	-	3,660,848	-	-	3,660,848

Shares/warrants issued for loan conversion	-	-	-	-	-	-	2,030	-	650,563	-	-	650,563

Warrants issued in connection with notes payable	-	-	-	-	-	-	-	-	542,279	-	-	542,279

Debt settlement	-	-	-	-	-	-	3,500	-	927,501	-	-	927,501

Stock Compensation	-	-	-	-	-	-	50	-	17,227	-	-	17,227

Shares/warrants issued in connection with conversion of accounts payable	-	-	-	-	-	-	605	-	184,309	-	-	184,309

Dividends declared and converted to preferred series A	83,480	834	-	-	-	-	-	-	82,646	-	(83,480)	-

Replacement shares issued	-	-	-	-	-	-	176	-	-	-	-	-

Derivative liability, preferred series A									(615,190)			(615,190)

Net Loss	-	-	-	-	-	-	-	-	-	-	(23,170,343)	(23,170,343)

Treasury stock	-	-	-	-	-	-	(315)	-	-	(125,786)	-	(125,786)

Balances, February 28, 2011	663,243	$6,632	-	-	-	-	109,716	$1	$43,068,408	$(125,786)	$(53,215,394)	$(10,266,139)

Common stock issued for cash	-	-	-	-	-	-	6,032	-	6,004	-	-	6,004

Sale of private placement units consisting of one share of common stock and one warrant	-	-	-	-	-	-	4,700	-	348,746	-	-	348,746

Shares/warrants issued for consulting	-	-	-	-	-	-	79,712	1	1,249,771	-	-	1,249,772

Stock Compensation	-	-	-	-	-	-	120	-	25,125	-	-	25,125

Warrants cancelled and replaced by shares issued of common stock	-	-	-	-	-	-	3,500	-	220,816	-	-	220,816

Shares/warrants issued for loan conversion	-	-	-	-	-	-	936,665	10	3,582,687	-	-	3,582,697

Preferred Series A shares/warrants issued for loan conversion	1,000,000	10,000	-	-	-	-	-	-	990,000	-	-	1,000,000

Shares/warrants issued in connection with notes payable	-	-	-	-	-	-	900	-	2,697,250	-	-	2,697,250

Debt settlement and exercise of warrants	-	-	-	-	-	-	6,600	-	400,000	-	-	400,000

Shares/warrants issued in connection with conversion of accounts payable	-	-	-	-	-	-	870	-	42,791	-	-	42,791

Modification of warrants terms	-	-	-	-	-	-	-	-	85,133	-	-	85,133

Dividends declared and converted to preferred series A	226,368	2,264	-	-	-	-	-	-	110,920	-	-	113,184

Preferred series A shares converted to common shares	(80,000)	(800)	-	-	-	-	873	-	8,120	-	-	7,320

Stock subscription receivable												(3,790)

Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(116,716)	(116,716)

Net Loss	-	-	-	-	-	-	-	-	-	-	(13,651,066)	(13,651,066)

Conversion of treasury stock into common shares	-	-	-	-	-	-	315	-	(100,363)	125,786	-	25,423

Balances, February 29, 2012	1,809,611	$18,096	-	-	-	-	1,150,003	$12	$52,735,408	$-	$(66,983,176)	$(14,233,450)

The accompanying notes are an integral part of these financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next One Interactive (“Next 1” or the “Company”) is the parent company of RRTV Network (formerly Resort & Residence TV), Next Trip – its travel division, and Next 1 Realty – its real estate division. The company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of MSO’s the company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present the company operates the Home Tour Network through its minority owned/joint venture real estate partner – RealBiz Media. The Home Tour Network features over 5,000 home listings in five cities on the Cox Communications network.

Next 1 Interactive is comprised of three distinct categories: The Company recognized the convergence taking place in interactive television/ the web and began the process of recreating several of its key relationships in real estate, travel and media over the last three years in efforts to position itself for the interactive revolution with “TV everywhere”. Currently Next 1 has operating agreements and /or active discussions are underway with broadband, cable and Over the Top TV solutions for the Next 1 Networks during the next 12 months.

Linear TV Network with supporting Web sites – The potential revenue streams from Next 1 Networks - Traditional Advertising, Interactive Ads, Sponsorships, Paid Programming, travel commissions and Referral fees.

TV Video On Demand channels for Travel with supporting Web sites – The potential revenue streams from Travel Video on Demand - Monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of company owned travel entities (Maupintours, Next Trip and Trip Professionals).

TV Video on Demand channels for Real Estate with supporting Web sites – The potential revenue streams from Real Estate Video on Demand Channel - Commissions and referral fees on home sales, pre-roll/post-roll advertising, lead generation fees, banner ads and cross market advertising promotions ($89 listing and marketing fee, web and mobile advertising).

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

Effective May 22, 2012, the Company affected a 1-for-500 reverse stock split which reduced the number of issued and outstanding shares from 1,848,014,287 to 3,696,029 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the year ended February 29, 2012 and 2011, the Company did not identify nor recognize impairment losses, on long-lived assets.

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

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the years ended February 29, 2012 and 2011 was $1,222,861 and $2,201,973, respectively. On February 29, 2012 and 2011, the Company evaluated the remaining useful life of the intangibles and recorded a loss on impairment of intangible assets of $1,856,054 and $7,269,830, respectively.

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

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Derivative Instruments (continued)

derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

	February 29, 2012	February 28, 2011
Series A convertible preferred stock	1,645,101	6,632
Series B convertible preferred stock	-0-	-0-
Series C convertible preferred stock	-0-	-0-
Warrants to purchase common stock issued, outstanding and exercisable	180,590	70,299
Stock options issued, outstanding and exercisable	4,050	-0-
Shares on convertible promissory notes	1,819,560	5,546
	3,649,301	82,477

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

Barter revenue of approximately $269,000 and $324,000 has been recognized for the year ended February 29, 2012 and February 28, 2011 respectively, and barter expenses of approximately $234,000 and $359,000 has been recognized for the year ended February 29, 2012 and February 28, 2011 respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the year ended February 29, 2012 and February 28, 2011 was $55,551 and $439,573, respectively.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Reclassifications

Certain amounts previously reported in the fiscal year ended February 28, 2011 have been reclassified to conform to the classifications used in the year ended February 29, 2012. Such reclassifications have no effect on the reported net loss.

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

Recent Accounting Pronouncements (continued)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $66,983,176 and a working capital deficit of $14,546,150 at February 29, 2012, net losses for the year ended February 29, 2012 of $13,651,066 and cash used in operations during the year ended February 29, 2012 of $4,822,423.  While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

Note 3 – Property and Equipment

As of February 29, 2012 and February 28, 2011, respectively, the Company did not record property and equipment on its books and records.  Any property and equipment previously recorded was fully impaired and written off. Therefore there was no depreciation expense recorded for the years ended February 29, 2012 and February 28, 2011.

Note 4 – Website development costs and Intangible Assets

The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

	February 29, 2012
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.4 years	719,323	622,732	96,591
Trade Name	0.0 years	291,859	291,859	-0-
		$14,653,946	$14,557,355	$96,591

Note 4 – Website development costs and Intangible Assets (continued)

	February 28, 2011
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	2.8 years	$7,938,935	$5,329,090	$2,609,845
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.3 years	719,323	382,971	336,352
Trade Name	5.5 years	291,859	62,550	229,309
		$14,653,946	$11,478,440	$3,175,506

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $1,222,861 and $ 2,201,973 for the years ended February 29, 2012 and February 28, 2011, respectively. Additionally, an impairment loss in the amount of $1,856,054 and $7,269,830 has been recognized for the year ended February 29, 2012 and February 28, 2011.

Note 5 – Option Purchase Agreement

On August 23, 2011, the Company made a payment of $100,000 and entered into a sixty (60) day option agreement (the "agreement") with Realbiz Holdings, Inc. to purchase 526.5 shares of its common stock representing an 84% interest in Realbiz, Inc. As part of this agreement, the Company must also remit payment of $20,000 of past due invoices owed to Realbiz Holdings, Inc and thirty days after the date of this agreement has agreed to remit $100,000 to grant this option to be effective and binding.  For the year ending on February 29, 2012, the Company has made $200,000 of total payments in compliance with this agreement. The exercise price is CDN 2,700,000 equivalent to approximately $2,669,000. On November 25, 2011, the Company entered into an amended agreement as follows:  On December 15, 2011, the Company will purchase 221.36 shares of common stock at a purchase price of CDN 900,000 equivalent to approximately$882,000; on February 28, 2012, the Company will purchase 221.36 shares of common stock at a purchase price of CDN 907,397 equivalent to approximately $889,000; on April 30, 2012, the Company will purchase 221.36 shares of common stock at a purchase price of CDN 914,795 equivalent to approximately $897,051. As of January 23, 2012, the date of filing the Company’s 10-Q, no payments have been made to purchase the shares of common stock.

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at February 29th and 28th, respectively:

	2012	2011
Trade accounts payable	$1,080,902	$2,206,359
Accrued interest	639,542	346,120
Deferred salary	76,891	95,579
Accrued expenses – other	215,154	236,780
Totals	$2,012,489	$2,884,838

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

Note 7 – Notes Payable (continued)

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011 (see Convertible Promissory Note 12). On August 31, 2011, the noteholder entered into a wrap around agreement to assign $485,000 of its debt to investors and immediately assigned $50,000 of its principal to a non-related third party investor and the Company issued a secured convertible promissory note for the same value (see Convertible Promissory Note 12).

On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value (see Convertible Promissory Note 12). As of February 29, 2012, the remaining principal balance is $510,000.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000. The balance of the note is $210,442 as of February 29, 2012 and the Company is in default of this note.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on November 30, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 300 detachable 3 year warrants to purchase common stock at an exercise price of $1,500.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 1,070 shares of common stock to settle all of these note agreements except for $25,000 still owed as of February 29, 2012 and the note is in default.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company.  Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of February 29, 2012, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000 and the note is in default.

On November 17, 2010, the Company entered into a non-interest bearing demand note for the principal sum of $100,000. The terms of the loan is set for three weeks with the loan due and payable as of December 8, 2010. The lender has the option to receive payment of the loan in the amount of $100,000 plus 200 warrants for Next One Interactive common stock at $250 per share for a 3 year term or an alternative form of repayment. The alternative form of repayment gives the lender the right to have the loan amalgamated into an existing subscription agreement with The Rider Group, under the same terms of $250 per share with 2 warrants per share exercisable at $500 per share with a three year term. The Company has not issued the warrants to the lender and on May 16, 2011 entered into a convertible promissory note agreement rolling the balance of $100,000, adjoins an additional note for $125,000 into a new convertible promissory note of $225,000. See convertible promissory note 12.

On June 15, 2011, the Company received $100,000 in consideration for issuing a six month interest free $106,000 promissory note maturing November 25, 2011, incurring a one-time fee of $6,000.  The payments shall be due and payable as follows:  $26,500 on August 15, 2011; $26,500 on September 26, 2011; $26,500 on October 25, 2011; and $26,500 on November 25, 2011.  As of February 29, 2012, the remaining principal balance is $53,000 and the note is in default.

On December 5, 2011, the Company converted $252,833 of accounts payable and executed a 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. The principal balance as of February 29, 2012 is $221,130.

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the year ending February 29,
2013	$960,681
2014	88,891
2015 and thereafter	-0-
total	$1,049,572

Interest expense on the notes payable was $67,122 and $58,493 for the year ended February 29, 2012 and February 28, 2011, respectively.

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

The following is a schedule by year of future minimum payments required under the lease together with their present value as of February 29th and 28th, respectively:

Year Ending February 29th and 28th:	2012	2011
2012	$-0-	$60,944
2013	26,613	26,613
2014	-0-	-0-
Total minimum lease payment	26,613	87,557
Less amount representing interest	1,208	10,913
Present value of minimum lease payments	25,405	76,644
Less current portion	25,405	51,239
Long-term portion	$-0-	$25,405

Interest expense paid on the capital lease was $9,705 and $13,600 during the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

Note 9 – Other Notes Payable

Related Party

During the year ending February 29, 2012, the Company repaid $23,284 owed to a director and officer of the Company. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. As of February 29, 2012 there is no principal balance due. Interest expense on the note was $381 and $1,543, respectively for the years ended February 29, 2012 and February 28, 2011.

The Company has a loan payable to a party that is related to an existing director/officer for approximately $30,000. The loan bears interest at 10% per annum, compounded daily, on the unpaid balance and has no stated maturity date. On September 6, 2011, the noteholder converted $18,000 of principal and the Company issued 2,400 shares of common stock. On October 12, 2011, the noteholder converted the remaining principal balance (plus accrued interest) and the Company issued 2,063 shares of common stock. Interest expense on the loan was $2,238 and $3,280, respectively for the years ended February 29, 2012 and February 28, 2011.

During the year ending February 29, 2012, the Company repaid $4,853 on a loan payable with an unrelated entity where the same director/officer is president. As of February 29, 2012 there is no principal balance due. The loan bears interest at 18% per annum, compounded daily, on the unpaid balance and has no stated maturity date. Interest expense on the note was $2,331 and $3,088, respectively for the years ended February 29, 2012 and February 28, 2011.

Note 9 – Other Notes Payable (continued)

Non Related Party

On March 5, 2010, the Company entered into a promissory note with a former chairman/director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum. As an incentive, the Company, on April 30, 2010, issued 1,700 warrants to the holder with a three-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. As part of the original agreement on July 12, 2010, the Company issued 200 warrants to the holder with a three-year life and a fair value of approximately $22,372 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. Additionally, on July 23, 2010, the Company issued 200 warrants to the holder with a three-year life and a fair value of approximately $33,427 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan.  The Company recorded $230,880 in prepaid finance fees upon origination and amortized $-0- and $192,119 in expense, respectively for the years ended February 29, 2012 and February 28, 2011.

Note 9 – Other Notes Payable (continued)

Non Related Party (continued)

Interest charged to operations relating to this note was $4,059 and $43,442, respectively for the years ended February 29, 2012 and February 28, 2011. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 2,100 warrants into common shares, converted $450,000 of principal owed under the current note into 4,500 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the holder's daughter. As of February 29, 2012, there is no principal balance due. See footnotes 12 and 13.

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000 over a period of time. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.  Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 14,000 warrants to the holder with a three-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan.  The Company recorded approximately $2.3 million in prepaid finance fees upon origination and amortized approximately $-0- and $2,064,000 in expense, respectively for the year ended February 29, 2012 and February 28, 2011. Interest charged to operations relating to this note was $46,369 and $308,318, respectively for the years ended February 29, 2012 and February 28, 2011. During the year ended February 29, 2012, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011, the former note, plus accrued interest was converted into three convertible promissory notes totaling $6,099,526. As of February 29, 2012, there is no principal balance due. See footnote 12.

On July 23, 2010, the Company had an existing promissory note with a shareholder in the amount of $100,000.  The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $13,000 and $12,000 in expense, respectively for the year ended February 29, 2012 and February 28, 2011. Interest charged to operations relating to this note was $5,560 and $3,682, respectively for the year ended February 29, 2012 and February 28, 2011. As of February 29, 2012, the principal balance of the note is $70,000 and is in default.

Note 10 – Other Advances

Related Party

During the year ended February 29, 2012, the Company converted $168,000 of “bridge loans”.  The Company, as part of a conversion agreement dated April 13, 2011, of which the $98,000 was included along with $183,393 of shareholder loans, issued 2,814 shares of common stock and 5,628  3 year warrants with an exercise price $125 per share valued at $504,860 incurring one time interest only fee of approximately $223,000.  The remaining $70,000 was converted April 13, 2011 into a convertible promissory note, see footnote 12. The remaining principal balance as of February 29, 2012 totaled $18,000.

Non Related Party

During the year ended February 29, 2012, the Company received $190,000 in bridge loans from non-related third party investors.  The Company converted $211,000 of “bridge loans” into new convertible promissory notes, see footnote 12.  The remaining principal balance as of February 29, 2012, totaled $50,000.

Note 11 – Shareholder Loans

During the year ended February 29, 2012, the Company received cash advances amounting to $1,419,000 from shareholders while incurring transaction fees totaling $11,000. In addition, the Company issued 9,001 shares in common stock and 13,628 warrants as $636,393 of shareholder loans were converted into equity instruments and $721,000 was converted into convertible promissory notes. A shareholder advance of $275,000 was assigned to a third party investor creating a convertible promissory note. The remaining principal balance as of February 29, 2012 totaled $840,000.

Note 12 – Convertible Promissory Notes

Presented below is a tabled presentation of the Company’s secured convertible promissory notes for the year ended February 29, 2012. Each table consists of non-related and related party activity. Following each table is a series of explanations of various transactions occurring for a specific convertible promissory note. Table one discloses terms of each note and analysis of principal balances. Table two discloses conversion terms, debt discount and related amortization of debt discount. Table three discloses notes requiring calculation of derivative liabilities and changes in the fair market value. Each table has its own set of references providing additional disclosures required by generally accepted accounting principles.

Table 1

Non-Related Party:									Interest expense for the years ended
Original Date	Note #	Principal or Value Received	Ref #	Maturity Date	Interest Rate	Principal Balance 2/29/12	Un-Amortized Debt Discount 2/29/12	Carrying Value 2/29/12	2/29/12	2/28/11
12/14/10	1	$50,000	(1)	3/14/11	10.0%	$-0-	$-0-	$-0-	$1,220	$1,052
12/17/10	2	250,000	(2)	3/20/11	10.0%	-0-	-0-	-0-	1,590	5,050
1/11/11	3	200,000	(3)	2/11/11	6.0%	-0-	-0-	-0-	9,529	1,584
1/11/11	4	117,200	(4)	1/10/12	5.0%	8,912	-0-	8,912	1,516	773
2/18/11	5	50,000	(5)	3/11/11	0.0%	-0-	-0-	-0-	-0-	-0-
2/14/11	6	25,000	(6)	5/31/12	6.0%	25,000	-0-	25,000	768	-0-
2/14/11	7	25,000	(6)	5/31/12	6.0%	25,000	-0-	25,000	768	-0-
2/14/11	8	25,000	(7)	5/31/12	0.0%	-0-	-0-	-0-	-0-	-0-
1/25/11	9	85,000	(8)	10/27/11	8.0%	-0-	-0-	-0-	2,896	-0-
3/11/11	10	100,000	(9)	3/11/11	0.0%	-0-	-0-	-0-	-0-	-0-
3/11/11	11	100,000	(9)	3/11/11	0.0%	-0-	-0-	-0-	-0-	-0-
3/11/11	12	25,000	(9)	3/11/11	0.0%	-0-	-0-	-0-	-0-	-0-
3/14/11	13	50,000	(10)	12/16/11	8.0%	-0-	-0-	-0-	1,622	636
3/17/11	14	500,000	(11)	4/6/12	6.0%	185,000	-0-	185,000	20,195	-0-
3/23/11	15	68,500	(12)	9/23/11	21.0%	-0-	-0-	-0-	8,906	-0-
4/15/11	17	4,388,526	(13)	4/15/12	6.0%	4,385,326	306,158	4,079,168	236,891	-0-
4/15/11	18	1,500,000	(14)	4/15/12	6.0%	744,000	-0-	744,000	73,399	-0-
4/15/11	19	211,000	(15)	4/15/12	6.0%	211,000	14,773	196,227	11,395	-0-
5/15/11	20	100,000	(16)	5/15/12	6.0%	100,000	-0-	100,000	4,882	-0-
5/13/11	21	150,000	(1)	5/31/12	6.0%	-0-	-0-	-0-	4,555	-0-
5/16/11	22	225,000	(17)	5/31/12	6.0%	-0-	-0-	-0-	6,718	-0-
6/1/11	23	25,000	(18)	5/31/12	6.0%	25,000	-0-	25,000	1,147	-0-
6/1/11	24	150,000	(19)	5/31/12	6.0%	150,000	-0-	150,000	6,884	-0-
6/16/11	25	60,000	(20)	3/20/12	8.0%	28,000	4,272	23,728	3,130	-0-
5/23/11	28	46,000	(21)	5/31/12	6.0%	-0-	-0-	-0-	1,081	-0-
6/27/11	29	100,000	(22)	5/31/12	6.0%	-0-	-0-	-0-	663	-0-
7/12/11	30	50,000	(23)	5/31/12	6.0%	50,000	-0-	50,000	1,944	-0-

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

Non-Related Party (continued):									Interest expense for the years ended
Original Date	Note #	Principal or Value Received	Ref #	Maturity Date	Interest Rate	Principal Balance 2/29/12	Un-Amortized Debt Discount 2/29/12	Carrying Value 2/29/12	2/29/12	2/28/11
6/15/11	31	75,000	(24)	5/31/12	6.0%	75,000	-0-	75,000	3,262	-0-
6/15/11	32	150,000	(25)	5/31/12	6.0%	150,000	-0-	150,000	6,524	-0-
8/12/11	33	50,000	(26)	7/31/12	6.0%	-0-	-0-	-0-	-0-	-0-
8/24/11	34	80,000	(27)	7/31/12	6.0%	-0-	-0-	-0-	-0-	-0-
8/12/11	35	50,000	(28)	7/31/12	6.0%	18,000	-0-	18,000	839	-0-
8/15/11	37	17,000	(29)	5/31/12	6.0%	-0-	-0-	-0-	-0-	-0-
8/15/11	38	15,000	(29)	5/31/12	6.0%	15,000	-0-	15,000	496	-0-
8/15/11	39	10,000	(29)	5/31/12	6.0%	-0-	-0-	-0-	87	-0-
8/15/11	40	10,000	(29)	5/31/12	6.0%	10,000	-0-	10,000	331	-0-
8/15/11	42	25,000	(29)	5/31/12	6.0%	25,000	-0-	25,000	827	-0-
8/15/11	43	10,000	(29)	5/31/12	6.0%	10,000	-0-	10,000	331	-0-
8/15/11	44	13,000	(29)	5/31/12	6.0%	-0-	-0-	-0-	125	-0-
7/26/11	46	45,000	(30)	7/31/12	6.0%	-0-	-0-	-0-	1,642	-0-
8/3/11	47	45,000	(31)	7/31/12	6.0%	-0-	-0-	-0-	1,580	-0-
10/5/11	48	50,000	(32)	9/30/12	6.0%	-0-	-0-	-0-	43	-0-
9/2/11	50	40,000	(33)	5/31/12	8.0%	40,000	-0-	40,000	1,609	-0-
10/14/11	51	83,000	(34)	7/31/12	8.0%	83,000	-0-	83,000	2,549	-0-
9/27/11	52	275,000	(35)	8/31/12	12.0%	86,000	-0-	86,000	8,429	-0-
10/13/11	53	100,000	(36)	9/30/12	6.0%	6,100	6,100	-0-	848	-0-
9/26/11	54	75,000	(37)	8/31/12	6.0%	-0-	-0-	-0-	144	-0-
10/13/11	56	50,000	(38)	9/30/12	6.0%	-0-	-0-	-0-	344	-0-
11/11/11	57	236,702	(39)	9/30/12	8.0%	153,188	65,261	87,927	4,939	-0-
9/26/11	58	135,000	(46)	9/26/12	12.0%	135,000	-0-	135,000	7,057	-0-
1/4/12	59	100,000	(47)	4/15/12	6.0%	100,000	10,810	89,190	925	-0-
1/4/12	61	115,000	(49)	12/31/12	6.0%	115,000	38,764	76,236	1,063	-0-
11/28/11	62	100,000	(50)	10/31/12	6.0%	83,000	72,472	10,528	1,346	-0-
12/1/11	63	100,000	(51)	12/1/12	6.0%	60,000	60,000	-0-	1,032	-0-
11/11/11	64	165,360	(52)	2/3/12	6.0%	80,394	-0-	80,394	2,196	-0-
12/6/11	65	200,000	(3)	5/31/12	6.0%	200,000	-0-	200,000	2,970	-0-
12/12/11	66	100,000	(53)	11/30/12	8.0%	100,000	-0-	100,000	1,746	-0-
12/29/11	67	100,000	(54)	11/30/12	6.0%	35,235	35,235	-0-	581	-0-
1/16/12	68	25,000	(55)	12/31/12	6.0%	20,250	20,250	-0-	156	-0-
1/13/12	69	41,000	(56)	7/15/12	8.0%	32,500	19,650	12,850	323	-0-
1/13/12	70	35,000	(57)	12/31/12	6.0%	30,250	26,971	3,279	250	-0-
2/17/12	71	75,000	(58)	2/17/13	10.0%	75,000	72,540	2,460	247	-0-
2/9/12	72	10,000	(59)	2/28/14	10.0%	10,000	1,940	8,060	55	-0-
1/12/12	73	100,000	(60)	4/15/12	6.0%	100,000	4,300	95,700	792	-0-
2/15/12	74	225,000	(61)	2/1/13	6.0%	150,000	31,107	118,893	518	-0-
2/29/12	75	75,000	(62)	2/28/13	10.0%	75,000	74,377	623	-0-	-0-
11/15/11	76	231,750	(63)	5/31/12	6.0%	231,750	-0-	231,750	4,073	-0-
1/17/12	77	100,000	(64)	1/17/13	12.0%	100,000	59,466	40,534	1,424	-0-
						8,341,905	924,446	7,417,459	463,402	9,095

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

Related Party:									Interest expense for the years ended
Original Date	Note #	Principal or Value Received	Ref #	Maturity Date	Interest Rate	Principal Balance 2/29/12	Un-Amortized Debt Discount 2/29/12	Carrying Value 2/29/12	2/29/12	2/28/11
4/13/11	16	$70,000	(40)	6/13/11	0.0%	$-0-	$-0-	$-0-	$-0-	$-0-
5/23/11	26	25,000	(41)	5/31/12	6.0%	25,000	-0-	25,000	1,186	-0-
5/23/11	27	70,000	(40)	5/31/12	6.0%	70,000	-0-	70,000	3,321	-0-
8/15/11	41	10,000	(29)	5/31/12	6.0%	10,000	-0-	10,000	331	-0-
8/15/11	36	250,000	(42)	5/31/12	8.0%	-0-	-0-	-0-	9,243	-0-
8/26/11	45	250,000	(43)	5/31/12	8.0%	-0-	-0-	-0-	8,802	-0-
10/14/11	49	200,000	(44)	7/31/12	8.0%	-0-	-0-	-0-	4,822	-0-
10/4/11	55	300,000	(45)	7/31/12	8.0%	-0-	-0-	-0-	7,977	-0-
1/9/12	60	250,000	(48)	3/31/12	12.0%	250,000	-0-	250,000	4,226	-0-
						355,000	-0-	355,000	39,908	-0-
						$8,696,905	$924,446	$7,772,459	$503,310	$9,095

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References - Table 1

(1)	On December 14, 2010, the Company received $50,000 from a third party investor and issued a convertible promissory note. On May 31, 2011 an agreement was entered into with the note holder rolling over the $50,000 in combination with $100,000 proceeds received on May 13, 2011, into a new promissory note dated May 13, 2011 totaling $150,000 – see Note # 21.

(2)	On December 17, 2010, the Company received $250,000 from a third party investor and issued a convertible promissory note. On March 30, 2011, the Company issued 2,500 shares of common stock and three (3) year warrants with an exercise price of $125 per share to the noteholder upon full conversion of the promissory note.

(3)	On January 11, 2011 the Company received $200,000 from a third party investor and a issued convertible promissory note. On December 6, 2011, the noteholder agreed to renew note number 3 and the Company issued a new note, with new terms, plus 20,000 warrants with an exercise price of $10 per share expiring November 9, 2012 – see note #65.

(4)	On January 11, 2011, the Company issued a convertible promissory note in the amount of $117,200 to one of its shareholders, former chief operating officer and board member in satisfaction of unpaid salary, deferred salary, a previous $10,000 outstanding loan to the Company and unpaid interest on the loan. On April 8, 2011, the Company issued 750 shares of common stock and 1,500 three (3) year warrants with an exercise price of $125 per share as a partial conversion of the note reducing the principal balance by $75,000. The noteholder authorized the Company to reduce the outstanding loan balance by $33,288 in lieu of payment of salary and benefits for the period January 1, 2011 to October 31, 2011.

(5)	On February 18, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note. The Company issued as a one-time payment of 200 shares of common stock in lieu of interest. On March 15, 2011, the noteholder converted the entire principal balance of $50,000 and the Company issued 500 common shares and 1,000 three (3) year warrants with an exercise price of $125 per share.

(6)	On February 14, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note. The Company issued as a onetime payment of 100 shares of common stock in lieu of interest. On August 29, 2011, the terms of the note were modified and a new note was issued with the same principal balance of $25,000, bearing interest at 6% and a maturity date of May 31, 2012.

(7)	On February 14, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note. The Company issued as a onetime payment 100 shares of common stock in lieu of interest. On March 14, 2011, the Company issued 250 shares of common stock and 500 three (3) year warrants with an exercise price of $125 per share to the noteholder upon conversion of the $25,000 promissory note.

(8)	On January 25, 2011, the Company received $85,000 from a third party investor and issued a convertible promissory note. As a partial conversion of debt the Company on August 3, 2011 and August 10, 2011, issued 1,227 and 3,261 common shares, respectively at $15 per share and $10 per share reducing the principal amount by $10,000 and $15,000 respectively. The remaining $60,000 of principal was assigned, during August 2011, to various non-related third party investors in full satisfaction of this debt.

(9)	On March 11, 2011, the Company received $225,000 in "bridge loans" from three un-related parties and issued three convertible promissory notes. The Company issued as a onetime payment of 450 shares of common stock in lieu of interest. Simultaneously, the Company entered into a conversion agreement with each note holder converting at $100 per share and 2,250 shares of common stock were issued along with 4,500 warrants exercisable at $125 per share with a three (3) year term.

(10)	On March 14, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note. During August 2011, the noteholder made a series of assignments of its entire principal balance to various third party non-related investors.

(11)	On March 17, 2011, the Company issued to the noteholder 7,200 two (2) year warrants, at an exercise price of $125 per share and 4,500 shares of common stock valued at $425,000 as partial satisfaction of a $925,000 promissory note executed on January 25, 2010. A new convertible promissory note was executed in the remaining balance amount of $500,000. The following assignments of principal were executed by the noteholder to non-related third party investors: On July 26, 2011, August 3, 2011, August 11, 2011, August 15, 2011, August 24, 2011 and September 26, 2011, the note holder assigned $45,000, $45,000, $50,000, $50,000, $80,000 and $45,000, respectively.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References - Table 1 (continued)

(12)	On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated August 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in proceeds and incurred $3,500 in legal fees and issued a convertible promissory note in the amount of $68,500. Upon execution of the note, the Company instructed our stock transfer agent to reserve 1,530 shares of common stock per terms of the agreement. On September 30, 2011, October 11, 2011 and October 12, 2011, the noteholder converted: $36,666 of principal and the Company issued 8,200 shares at $5.38 per share, converted $21,919 of principal and the Company issued 5,329 shares at $4.13 per share and converted $9,915 of principal and the Company issued 3,366 shares at $4.13 per share, respectively.

(13)

On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $4,388,526. On July 25, 2011, the noteholder converted $3,200 of principal into 160 shares of common stock at a price of $20 per share, leaving a remaining principal balance of $4,385,326.

(14)	On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $1,500,000. The following assignments of principal were executed by the noteholder to non related third party investors: June 27, 2022 - $100,000, September 27, 2011 - $100,000, October 13, 2011 - $50,000, November 28, 2011 - 100,000, December 1, 2011 - $100,000, December 29, 2011 - $100,000, January 4, 2012 - $115,000, January 13, 2012 - $25,000, January 12, 2012 - $41,000 and January 16, 2012 - $25,000.

(15)	On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $211,000.

(16)	On May 15, 2011, the Company received $100,000 from a third party investor and issued a convertible promissory note.

(17)	On May 12, 2011, the Company received $125,000 from a third party investor and issued a convertible promissory note. Consequently, on May 16, 2011 the Company entered into a secured convertible promissory note with the same shareholder which combined a previous promissory note dated November 17, 2010 valued at $100,000 with the $125,000 convertible promissory note dated May 12, 2011, totaling $225,000. On November 11, 2011, the noteholder assigned 225,000 of its principal plus $5,000 in legal fees and $6,702 in accrued interest to a non-related third party investor and a new promissory note was issued in the amount of $236,702 – see Note #57.

(18)	On June 1, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note.

(19)	On June 1, 2011, the Company received $150,000 from a third party investor and issued a convertible promissory note.

(20)	On June 16, 2011, the Company received $57,500 from a third party investor, incurred legal costs of $2,500 and issued a convertible promissory note in the amount of $60,000. Upon execution of the note, the Company instructed our stock transfer agent to reserves 13,867 shares of common stock per terms of the agreement. On December 23, 2011, January 4, 2012 and January 24, 2012, the noteholder converted $10,000, $8,000 and $14,000 of principal and the Company issued 12,500, 10,667 and 29,474 shares of common stock at $8, $7.50 and $0.48 per share.

(21)	On May 23, 2011, the Company converted a $21,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011 and combined that with a $25,000 shareholder loan received on May 23, 2011, in consideration for issuing convertible promissory note maturing on May 31, 2012 totaling $46,000 and issued 550 three (3) year warrants with an exercise price of $50 per share. On October 6, 2011, the noteholder converted $46,000 of its note and the Company issued 6,133 shares at $7.50 per share.

(22)	On June 27, 2011, a noteholder assigned $100,000 of its $1.5 million outstanding promissory note to this non-related third party investor and the Company issued a convertible promissory note of the same value. The following conversions of principal into common stock were executed by the noteholder: On June 28, 2011, July 18, 2011, August 22, 2011 and September 13, 2011, $25,000 of principal was converted and 1,000 shares were issued at $30 per share, $25,000 of principal was converted and 1,663 shares were issued at $25 per share and $25,750 of principal was converted $25,000 of principal was converted and 6,831 shares were issued at $3.66 per share and 3,709 shares were issued at $69 per share, respectively.

(23)	On July 12, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note.

(24)	On June 15, 2011, the Company issued a convertible promissory note in the amount of $75,000 representing a shareholder advance made on behalf of the Company on November 11, 2010.

(25)	On June 15, 2011, the Company issued a convertible promissory note in the amount of $150,000 representing a shareholder advance made on behalf of the Company on December 13, 2010.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References   Table 1 (continued)

(26)	On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On August 18, 2011, the Company issued 8,000 shares of its common stock at a variable conversion rate of $3.65 per share, thereby reducing the principal balance by $29,200. On August 30, 2011, the Company issued 2,286 shares of its common stock at a variable conversion rate of $19.10 per share, thereby reducing the principal balance by $20,800 resulting in the full satisfaction of the debt.

(27)	On August 24, 2011, a noteholder assigned $80,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On August 24, 2011, the Company issued 8,000 shares of its common stock at a conversion rate of $10 per share, thereby reducing the principal balance by $80,000 resulting in full satisfaction of the debt.

(28)	On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. The following conversions of principal into common stock were executed by the noteholder: on August 25, 2011 and October 20, 2011, $15,000 of principal was converted and 1,960 shares were issued at $15 per share and $25,000 of principal was converted and 7,342 shares were issued at $68.10 per share, respectively. On December 1, 2011, the noteholder cancelled a prior conversion dated October 20, 2011 and returned shares issued. On December 22, 2011, the noteholder converted $17,000 of principal and the Company issued 20,000 shares of common stock at $0.85 per share.

(29)	On August 12, 2011, a noteholder that held two 8 % convertible promissory notes in the amounts of $85,000 and $50,000, dated as of January 25, 2011 and March 14, 2011, entered into an assignment agreement (the “agreement”) with third party investors assigning its remaining principal balances of $60,000 (January 25, 2011) and $50,000 (March 14, 2011) to various individuals reducing the original convertible promissory notes to a zero balance at August 31, 2011. Noteholder #37 was assigned $17,000. On August 17, 2011, the Company issued a wire transfer in full settlement of the outstanding principal balance. Noteholder #38 was assigned $15,000. Noteholder #39 was assigned $10,000. Noteholder #40 was assigned $10,000. Noteholder #42 was assigned $25,000. Noteholder #43 was assigned $10,000. Noteholder #44 was assigned $13,000. Noteholder #41 was assigned $10,000.On October 6, 2011, the noteholder #39 converted $10,000 of its note and the Company issued 1,333 shares of stock at $7.50 per share. On October 10, 2011, the noteholder #44 converted $13,000 of principal and the Company issued 1,733 shares of common stock at $7.50 per share.

(30)

On July 26, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value.  On July 22, 2011, the noteholder converted all of its principal and the Company issued 3,000 shares of common stock at $15 per share.

(31)	On August 3, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value. On August 3, 2011, the noteholder converted all of the principal and the Company issued 6,000 shares of common stock at $7.50 per share.

(32)	On October 5, 2011, a noteholder assigned $50,000 of its $753,943 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value. On October 10, 2011, the noteholder converted $50,000 of principal and the Company issued 10,000 shares of common stock at $10 per share, resulting in a full satisfaction of the debt.

(33)	On September 2, 2011, the Company incurred consulting fees of $40,000 and issued a convertible promissory note for the same value. Additionally, the Company also issued 1,600 4 year warrants with an exercise price of $25 per share.

(34)	On October 14, 2011, the Company received $83,000 in proceeds and issued a convertible promissory note.

(35)	On September 27, 2011, a noteholder assigned $275,000 of its principal to a non-related third party investor and the Company issued a new convertible promissory note of the same value. On October 7, 2011, October 25, 2011, November 14, 2011, November 28, 2011, December 8, 2011, December 28, 2011, January 10, 2012 and January 25, 2012 the noteholder converted $30,000, $35,000, $25,000, $25, 000, $25,000, $15,000, $15,000 and $19,000 of principal into 7,500, 11,263, 8,264, 11,086, 16,529, 10,909, 21,818 and 32,900 shares of common stock at $4, $3.11, $3.03, $2.26, $1.52, $1.38, $0.69 and $0.58 per share.

(36)	On September 27, 2011, a noteholder assigned $100,000 of their debt to a non-related third party investor and the Company issued a convertible promissory note for the same value. On October 21, 2011, October 24, 2011, January 4, 2012 and January 10, 2012, the noteholder converted $25,000, $25,000, $25,000 and $18,900 of principal into 7,980, 7,874, 22,901 and 31,953 shares at a conversion price of $3.13, $3.18, $1.09 and $0.59 per share, respectively.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References   Table 1 (continued)

(37)	On September 26, 2011 a noteholder assigned $45,000 of its $500,000 outstanding promissory note and $30,000 of its $100,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for $75,000. The following conversions of principal into common stock were executed by the noteholder: On September 30, 2011, October 7, 2011 and October 14, 2011, $25,000 of principal was converted and 5,118 shares were issued at $4 per share, $20,000 of principal was converted and 4,878 shares were issued at $4.10 per share and $30,000 of principal was converted and 6,764 shares were issued at $4.10 per share, respectively.

(38)	On October 13, 2011, a note holder assigned $50,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On November 8, 2001, November 21, 2011 and December 27, 2011, the noteholder converted $20,000, $20,0000 and $10,000 of its note and the Company issued 7,547 shares at $2.65 per share, 8,542 shares at $2.34 per share and 15,000 shares at $0.67 per share, respectively.

(39)	On November 11, 2011, a noteholder assigned $225,000 of its principal plus $5,000 in legal fees and $6,702 in accrued interest to a non-related third party investor and a new promissory note was issued in the amount of $236,702. On November 16, 2011, November 17, 2011 , January 5, 2012, January 16, 2012 and February 8, 2012, the noteholder converted $5,000 of principal and interest on the 16th and 17th each and the Company issued a total of 1,667 shares of common stock at $6 per share, converted $18,876 of principal and interest with the Company issuing 27,034 shares of common stock at $6.98 per share, converted $19,861 of principal and interest with the Company issuing 46,000 shares of common stock at $4.32 per share and converted $39,837 of principal and interest with the Company issuing 84,000 shares of common stock at $47 per share, respectively.

(40)	On April 13, 2011, the Company converted $70,000 of “bridge loans’ received during the year ended February 28, 2011, into an interest free convertible promissory note with a maturity date of June 13, 2011. On May 23, 2011, the Company converted the $70,000 interest free convertible promissory note with a maturity date of June 13, 2011 with the related party in consideration of issuing a new promissory note – see note #27.

(41)	On May 23, 2011, the Company converted a shareholder loan in the amount of $25,000 in consideration for issuing convertible promissory note.

(42)	On August 15, 2011, the Company received $250,000 from a related party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $250,000 and the Company issued 250,000 shares of Series A 10% Cumulative Convertible Preferred Stock at a $1.00 per share.

(43)	On August 26, 2011, the Company received $250,000 from a related party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $250,000 and the Company issued 250,000 shares of Series A 10% Cumulative Convertible Preferred Stock at a $1.00 per share.

(44)	On October 14, 2011, the Company received $200,000 of proceeds from a related party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $200,000 and the Company issued 200,000 shares of Series A 10% Cumulative Convertible Preferred Stock at a $1.00 per share.

(45)	On October 4, 2011, the Company received $300,000 in proceeds from a related party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $300,000 and the Company issued 300,000 shares of Series A 10% Cumulative Convertible Preferred Stock.

(46)	On October 7, 2011, the Company received $102,200 in proceeds from a third-party investor, net of $32,800 of fees and issued a convertible promissory note valued at $135,000.

(47)	On January 4, 2012 the Company received $100,000 in proceeds from a third-party investor and issued a convertible promissory note.

(48)	On January 9, 2012 the Company received $250,000 in proceeds from a related party investor and issued a convertible promissory note.

(49)	On January 4, 2012, a noteholder executed a partial assignment of $115,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value.

(50)	On November 28, 2011, a noteholder executed a partial assignment of $100,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On December 22, 2011, the noteholder converted $17,000 of its principal and the Company issued 20,000 shares at $0.85 per share.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References   Table 1 (continued)

(51)	On December 1, 2011, a noteholder executed a partial assignment of $100,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On December 5, 2011, December 28, 2011 and January 18, 2012, the noteholder converted $20,000, $10,000 and $10,000 of principal and the Company issued 9,346, 14,388 and 23,121 shares of common stock at $2.14, $0.70 and $0.44 per share. On December 5, 2011, December 28, 2011 and January 18, 2012, the noteholder converted $20,000, $10,000 and $10,000 of principal and the Company issued 9,346, 14,388 and 23,121 shares of common stock at $2.14, $0.70 and $0.44 per share.

(52)	On November 11, 2011, a noteholder executed an assignment of $150,000 of its principal to a third party investor, including $6,000 in interest and $9,360 in legal fees and the Company issued a convertible promissory note for $165,360. On November 11, 1011, the noteholder converted $39,732 of principal and the Company issued 13,200 shares of common stock at $3.01 per share. On January 10, 2012, the noteholder converted $14,630 of principal and the Company issued 22,000 shares of common stock at $0.67 per share. On February 8, 2012, the noteholder converted $31,374 of principal and interest and the Company issued 49,800 shares of common stock at $0.63 per share.

(53)	On December 12, 2011, the Company converted a $100,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011 and issued a convertible promissory note for the same value.

(54)	On December 29, 2011, a noteholder executed a partial assignment of $100,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On January 3, 2012, January 4, 2012, January 18, 2012, January 20, 2012, January 27, 2012 and February 2, 2012, the noteholder converted $10,000, $10,000, $10,000, $10,000, $11,000 and $13,765 of principal and the Company issued 15,385, 16,667, 23,121, 23,529, 25,882 and 30,588 shares of common stock at $0.65, $0.65, $4.33, $0.43, $0.43 and $0.43 per share.

(55)	On January 16, 2012, a noteholder executed a partial assignment of $25,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On February 2, 2012, the noteholder converted $4,750 of principal and the Company issued 10,000 shares of common stock at $0.48 per share.

(56)	On January 13, 2012, a noteholder assigned $41,000 of its $1,500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On January 25, 2012, the noteholder converted $8,500 of principal and the Company issued 20,000 shares at $0.43 per share.

(57)	On January 13, 2012, a noteholder assigned $25,000 of its $1,500,000 outstanding promissory note to a non-related third party investor. The Company incurred an additional $10,000 in legal fees and issued a new convertible promissory note for the $35,000. On February 2, 2012, the noteholder converted $4,750 of its principal and the Company issued 10,000 shares of its common stock at $0.48 per share.

(58)	On February 17, 2012, the Company received $75,000 from a third party investor and issued a convertible promissory note.

(59)	On February 9, 2012, the Company received $10,000 from a third party investor and issued a convertible promissory note and 10,000 three (3) year warrants with an exercise price of $1 per share.

(60)	On January 12, 2012, the Company received $100,000 from a third party investor and issued a convertible promissory note.

(61)	On February 15, 2012, a noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On February 29, 2012, a noteholder assigned $75,000 of its $225,000 outstanding promissory note to a non-related third party investor – see Note #75.

(62)	On February 29, 2012, a noteholder assigned $75,000 of its $225,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value.

(63)	On November 15, 2011, the Company received $225,000 from a third-party investor incurring $6,750 of fees and issued a convertible promissory note valued at $231,750.

(64)	On January 17, 2012, the Company received $100,000 from a third-party investor and issued a convertible promissory note for the same value.

Note 12 – Convertible Promissory Notes (continued)

Table 2

Non-Related Party:

		Conversion		Debt Discount Allocation				Amortization for years ended
Note #	Ref #	Price 2/29/12	Shares 2/29/12	Warrants	BCF	Derivatives	Total	2/29/12	2/28/11	No. of Mths	Floor
1	(1)	$250.00	-0-	$19,500	$8,000	$-0-	$27,500	$4,244	$23,256	0
2	(2)	$250.00	-0-	100,000	50,000	-0-	150,000	32,251	117,749	0
3	(3)	$200.00	-0-	55,000	-0-	-0-	55,000	-0-	55,000	0
4	(4)	$1.00	8,912	-0-	41,020	13,926	54,946	46,358	8,588	0
5	(5)	$100.00	-0-	16,500	30,000	-0-	46,500	24,360	22,140	0
6	(5)	$.78	32,051	6,250	2,500	-0-	8,750	2,912	5,838	0
7	(5)	$.78	32,051	6,250	2,500	-0-	8,750	2,912	5,838	0
8	(5)	$100.00	-0-	6,250	2,500	-0-	8,750	2,912	5,838	0
9	(6)	$.48	-0-	-0-	85,000	-0-	85,000	74,494	10,506	0
10	(5)	$100.00	-0-	61,000	39,000	-0-	100,000	100,000	-0-	0
11	(5)	$100.00	-0-	61,000	39,000	-0-	100,000	100,000	-0-	0
12	(5)	$100.00	-0-	15,250	9,750	-0-	25,000	25,000	-0-	0
13	(6)	$.48	-0-	-0-	30,607	19,393	50,000	50,000	-0-	0
14	(7)	$100.00	1,850	175,000	225,000	-0-	400,000	400,000	-0-	0
15	(8)	$50.00	-0-	-0-	61,650	-0-	61,650	61,650	-0-	0	$50.00
17	(9)	$.78	50,748	-0-	344,160	2,092,878	2,437,038	2,130,880	-0-	2
18	(10)	$50.00	14,880	-0-	150,000	-0-	150,000	150,000	-0-	0	$50.00
19	(9)	$.78	50,748	-0-	16,549	100,624	117,173	102,400	-0-	2
20	(11)	$50.00	2,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
21	(12)	$50.00	-0-	-0-	90,000	-0-	90,000	90,000	-0-	0	$50.00
22	(13)	$50.00	-0-	38,250	135,000	-0-	173,250	173,250	-0-	0	$50.00
23	(12)	$50.00	500	-0-	15,000	-0-	15,000	15,000	-0-	0	$50.00
24	(12)	$50.00	3,000	-0-	90,000	-0-	90,000	90,000	-0-	0	$50.00
25	(14)	$.48	50,748	-0-	60,000	-0-	60,000	55,728	-0-	1
28	(15)	$50.00	-0-	8,740	37,260	-0-	46,000	46,000	-0-	0	$50.00
29	(16)	$.52	-0-	-0-	46,875	41,677	88,552	88,552	-0-	0
30	(12)	$50.00	1,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
31	(12)	$50.00	1,500	-0-	75,000	-0-	75,000	75,000	-0-	0	$50.00
32	(12)	$50.00	3,000	-0-	145,296	4,704	150,000	150,000	-0-	0	$50.00
33	(17)	$.48	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0
34	(18)	$10.00	-0-	-0-	80,000	-0-	80,000	80,000	-0-	0
35	(19)	$.44	40,909	-0-	-0-	42,361	42,361	42,361	-0-	0
37	(20)	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
38	(21)	$50.00	300	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
39	(21)	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
40	(22)	$50.00	200	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
42	(22)	$50.00	500	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
43	(21)	$50.00	200	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
44	(22)	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
46	(23)	$50.00	-0-	-0-	15,000	-0-	15,000	15,000	-0-	0	$50.00
47	(24)	$50.00	-0-	-0-	30,000	-0-	30,000	30,000	-0-	0	$50.00
48	(25)	$5.00	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
50	(26)	$25.00	1,600	8,800	31,200	-0-	40,000	40,000	-0-	0	$25.00

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

Non-Related Party (continued):

		Conversion		Debt Discount Allocation				Amortization for years ended
Note #	Ref #	Price 2/29/12	Shares 2/29/12	Warrants	BCF	Derivatives	Total	2/29/12	2/28/11	No. of Mths	Floor
51	(27)	$50.00	1,660	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
52	(28)	$5.50	15,636	-0-	250,000	-0-	250,000	250,000	-0-	0	$5.50
53	(29)	$.43	14,077	-0-	-0-	100,000	100,000	93,900	-0-	0
54	(30)	$.44	-0-	-0-	-0-	75,000	75,000	75,000	-0-	0
56	(29)	$.43	-0-	-0-	-0-	50,000	50,000	50,000	-0-	0
57	(31)	$.43	101,597	-0-	-0-	100,840	100,840	35,579	-0-	6
58	(35)	$5.50	24,545	-0-	-0-	-0-	-0-	-0-	-0-	0	$5.50
59	(36)	$.78	50,748	-0-	-0-	23,967	23,967	13,157	-0-	2
61	(38)	$.43	50,748	-0-	-0-	45,876	45,876	7,112	-0-	10
62	(38)	$.43	191,538	-0-	-0-	100,000	100,000	27,528	-0-	8
63	(38)	$.43	138,462	-0-	-0-	100,000	100,000	40,000	-0-	7
64	(39)	$.60	49,832	-0-	-0-	45,298	45,298	45,298	-0-	0
65	(40)	$50.00	4,000	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
66	(41)	$7.50	13,333	-0-	-0-	-0-	-0-	-0-	-0-	0
67	(38)	$.43	81,312	-0-	-0-	100,000	100,000	64,765	-0-	6
68	(38)	$.45	45,000	-0-	-0-	25,000	25,000	4,750	-0-	10
69	(42)	$.43	50,748	-0-	-0-	26,371	26,371	6,721	-0-	5
70	(43)	$.45	50,748	-0-	504	30,691	31,195	4,224	-0-	9
71	(44)	$.43	176,471	-0-	5,409	69,591	75,000	2,460	-0-	12
72	(45)	$5.00	2,000	2,000	-0-	-0-	2,000	60	-0-	24
73	(36)	$.78	50,748	-0-	-0-	8,764	8,764	4,464	-0-	2
74	(46)	$.23	50,748	-0-	-0-	46,661	46,661	15,554	-0-	8
75	(44)	$.43	176,471	-0-	-0-	74,377	74,377	-0-	-0-	12
76	(47)	$6.25	37,080	-0-	-0-	-0-	-0-	-0-	-0-	0
77	(48)	$.43	101,597	-0-	-0-	67,378	67,378	7,912	-0-	11
			1,775,796	579,790	2,243,780	3,405,377	6,228,947	5,049,748	254,753

Related Party:

		Conversion		Debt Discount Allocation				Amortization for years ended
Note #	Ref #	Price 2/29/12	Shares 2/29/12	Warrants	BCF	Derivatives	Total	2/29/12	2/28/11	No. of Mths	Floor
16	(32)	$-0-	-0-	-0-	18,200	-0-	18,200	18,200	-0-	0
26	(12)	$-0-	500	-0-	25,000	-0-	25,000	25,000	-0-	0	$50.00
27	(12)	$100.00	1,400	-0-	70,000	-0-	70,000	70,000	-0-	0	$50.00
41	(21)	$50.00	200	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
36	(33)	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	-0-	0	$25.00
45	(33)	$50.00	-0-	-0-	250,000	-0-	250,000	250,000	-0-	0	$25.00
49	(34)	$25.00	-0-	-0-	166,667	-0-	166,667	166,667	-0-	0	$25.00
55	(34)	$25.00	-0-	-0-	250,000	-0-	250,000	250,000	-0-	0	$25.00
60	(37)	$25.00	41,667	-0-	-0-	-0-	-0-	-0-	-0-	0
			43,767	-0-	779,867	-0-	779,867	779,867	-0-
			1,819,563	$579,790	$3,023,647	$3,405,377	$7,008,814	$5,829,615	$254,753

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References   Table 2

(1)	There is a conversion option price of $250 per share. The Company issued to the noteholder a 200, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $250 per share. Additionally, the Company issued to the holder of the note 200 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $375 per share, with a term of five years. These warrants were valued using the Black-Scholes method assuming a fair value of $195, risk-free interest rate of 2.08% and 129.97% volatility index.

(2)	There is a conversion option price of $250 per share. The Company issued to the noteholder 2,000, five-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $250 per share. These warrants were valued using the Black-Scholes method assuming a fair value of $195, risk-free interest rate of 1.37% and 129.97% volatility index.

(3)	There is a conversion option price of $200 per share. The Company issued to the shareholder 1,000, six-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $200 per share. Additionally, the Company issued to the holder of the note 1,000 Series 2 Warrants, par value of $0.00001 per share, at an exercise price of $375 per share, with a term of six years. These warrants were valued using the Black–Scholes method between $39.95 and $46.40 per share, assuming a fair value per share of $135, risk-free interest rate of 2.08% and 129.33% volatility index.

(4)	There is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $250 per share or the lowest price the Company’s common stock is sold in a public financing.

(5)	There is a conversion option price of $100 per share.

(6)	The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(7)

There is a conversion option price of $100 per share. The Company issued to the noteholder 7,200 2 year warrants, at an exercise price of $125 per share and valued the two (2) year warrants using the Black–Scholes method at $36.75 per share, resulting in a total value of $175,000 assuming a fair value per share of $110, risk-free interest rate of 0.60% and 143.05% volatility index.

(8)	The lender shall have the option to convert the outstanding principal of this note at a Fifty Percent (50%) discount to the "Fair Market Value" (the "Conversion Rate") but not to exceed $50 per share. However, should the Borrower effect a forward split, the ceiling price of $50 per share shall be discounted down according to the split ratio and notwithstanding, the ceiling prices shall be negotiable at the Lender's request. In no case shall the conversion price be less than $0.05.

(9)	The conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(10)	Upon any conversion of this note, the conversion price up until July 15, 2011 shall be the lesser of $100 per share or equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. From July 16, 2011 the conversion price shall equal the variable conversion price. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%); provided, however, that in no event shall the variable conversion price at any time be less than $50.

(11)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $100 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50.

(12)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References   Table 2 (continued)

(13)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50. The Company has issued 5,400 warrants as interest and penalty. The three (3) year warrants were valued using the Black–Scholes method at $8.75 per share, assuming a fair value per share of $35, risk-free interest rate of 0.93% and 138.90% volatility index.

(14)	The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. The "Variable Conversion Price" shall mean 55% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(15)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50. The Company issued 550 three (3) year warrants with an exercise price of $50 per share valued using the Black–Scholes method at $39.20 per share, assuming a fair value per share of $50, risk-free interest rate of 0.91% and 142.07% volatility index.

(16)

Upon any conversion of this Note, the conversion price up until July 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities).  From July 16, 2011until maturity the conversion price will equal the “variable conversion price”.  The variable conversion price shall mean 60% of the Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(17)	The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. From August 12, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 55% of the average closing price for the Common Stock during the five (5) Trading Day periods ending on the latest complete Trading Day prior to the Conversion Date.

(18)	The noteholder has the option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $10 per share until maturity.
(19)	The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. From August 12, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 50% of the average closing price for the Common Stock during the five (5) Trading Day periods ending on the latest complete Trading Day prior to the Conversion Date.

(20)	Upon any conversion of this Note, the conversion price up until October 15, 2011 for $12,000 of the note and up until November 1, 2011 for $5,000 the conversion price shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From October 16, 2011 for $12,000 of the note and up until November 2, 2011 for $5,000 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than $50 per share.

(21)	Upon any conversion of this note, the conversion price up until November 1, 2011 shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From November 2, 2011, until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than $50 per share.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References   Table 2 (continued)

(22)	Upon any conversion of this note, the conversion price up until October 15, 2011 shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From October 16, 2011, until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than $50 per share. On October 12, 2011, the noteholder #40 and #42 entered into an amendment that modified the conversion dates by deleting October 15, 2011 and replacing it with February 15, 2012 and by deleting October 16, 2011 and replacing it with February 16, 2012.

(23)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $15 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, however, that in no event shall the Variable Conversion Price at anytime be less than $50.

(24)	Upon any conversion of this Note, the conversion price up until August 4, 2011 shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 5, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, however, that in no event shall the Variable Conversion Price at anytime be less than $50.

(25)

Upon any conversion of this note, from October 5, 2011 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP").  The VCP shall mean 60% of the average closing price during the ten (10) trading day period ending on the latest complete trading date prior the conversion date.  In no event shall the VCP at any time be less than $5 per share.  Market price means the average of the lowest 3 trading prices during the 10 day trading period.

(26)	Upon any conversion of this note, up until December 15, 2012 the conversion price is fixed at $6. From December 16, 2011 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP"). The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than $25 per share floor. Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date. In connection with the note, the Company issued to the noteholder 1,600, four (4) year warrants, par value of $0.00001 per share, at an exercise price of $25 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions: risk-free interest rate of 0.88%, dividend yield of 0.0%, volatility factor of 139.70% and expected life of four (4) years).

(27)	Upon any conversion of this note, up until December 15, 2012 the conversion price is fixed at $10. From December 16, 2011 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP"). The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than $50 per share. Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date.

(28)	Upon any conversion of this note, the holder of this note can convert at a 45% discount from the lowest trading price in the three trading days prior to the day that the holder requests conversion. The holder may not convert the note into common stock if the market price is below $5.50 (the "initial floor price"). If the stock does not close above the initial floor price for three (3) consecutive days in the fifteen (15) days following the date of the sub-floor trade, the floor will be amended to $2.75 (the “amended floor price”). If the common stock trades below the amended floor price (the “second sub-floor trade”), the stock must close above the amended floor price for three (3) consecutive days in the fifteen days following the date of the second sub-floor trade in order for this agreement to remain bound by the amended floor price. If the stock is unable to close above the amended floor price for three (3) consecutive days in the fifteen days following the date of the second sub-floor trade, I) the floor will be amended to a price that is 50% of the average of the lowest three trading prices during the prior ten days (the “market determined floor”). If the common stock trades below the market determined floor (the “market sub-floor trade”), the stock must close above the market determined floor for three (3) consecutive days in the fifteen days following the date of the market sub-floor trade in order for this agreement to remain bound by the market determined floor. If the stock is unable to close above the market determined floor for three (3) consecutive days in the fifteen days following the market sub-floor trade, the floor will be continuously priced by way of the of the amended floor price until the principal and accrued interest owed to the investor represented by this note has been fully exhausted.

(29)	Upon any conversion of this note, from October 13, 2011 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP"). The VCP shall mean 50% of the average closing price during the three (3) trading day period ending on the latest complete trading date prior the conversion date.

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

(31)	Upon any conversion of this note, from November 12, 2011 to December 31, 2011, the conversion price is fixed at $6 per share. From January 1, 2012 until maturity date the conversion price will equal the Variable Conversion Price (the "VCP"). The VCP shall mean 50% of the average lowest closing price during the three (3) trading day period during the ten (10) trading days ending on the latest complete trading date prior the conversion date.

(32)	If payment of the promissory note is not made by maturity date, the holder of the note has the right to convert the $70,000 into 350,000 shares of common stock, valued at $100 per share and receive 1,400 six (3) year warrants exercisable at $125 per share.

(33)	Upon any conversion of this note, the conversion price up until December 15, 2011 shall be $6 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From December 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date, provided, however, that in no event shall the variable conversion price at any time be less than $25. On December 12, 2011, the noteholder entered into an amendment that modified the conversion dates by deleting December 15, 2011 and replacing it with February 15, 2012 and by deleting December 16, 2011 and replacing it with February 16, 2012. On January 30, 2012, terms of the promissory note were modified to include the noteholder's ability to convert outstanding interest or principal into fully paid and non-assessable shares of the Company's Series A 10% Cumulative Convertible Preferred Stock.

(34)	Upon any conversion of this note, up until January 15, 2012 the conversion price is fixed at $6. From January 16, 2012 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP"). The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than $25 per share floor. Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date. On December 12, 2011, the noteholder entered into an amendment that modified the conversion dates by deleting January 15, 2012 and replacing it with March 15, 2012 and by deleting January 16, 2012 and replacing it with March 16, 2012. On January 30, 2012, terms of the promissory note were modified to include the noteholder's ability to convert outstanding interest or principal into fully paid and non-assessable shares of the Company's Series A 10% Cumulative Convertible Preferred Stock.

(35)	Upon any conversion of this note, the holder of this note can convert at a 45% discount from the lowest trading price in the three trading days prior to the day that the holder requests conversion. The holder may not convert the note into common stock if the market price is below $5.50 (the "initial floor price"). If the stock does not close above the initial floor price for three (3) consecutive days in the fifteen (15) days following the date of the sub-floor trade, the floor will be amended to $2.75 (the amended floor price).

(36)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date.

(37)	There is a conversion option price of $6 per share.

(38)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 50% multiplied by the Market Price. The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date.

(39)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 70% multiplied by the Market Price. The Market Price means the lowest Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date.

(40)	Up until February 15, 2012, the conversion price shall be $10 per share. From February 16, 2012 until maturity the conversion price will equal the Variable Conversion Price ("VCP"). The VCP shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date. Trading price means, the closing bid price on the OTC Bulletin Board, or other applicable trading market as reported by a reliable reporting service mutually acceptable to the maker or holder. However, in no event shall the VCP at any time be less than $50 per share. In connection with the note, the Company issued to the noteholder 20,000 one-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $10 per share. These warrants were valued using the Black-Scholes method assuming a fair value of $3.44, risk-free interest rate of 50% and 240.32% volatility index.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References   Table 2 (continued)

(41)	Up until May 8, 2012, the conversion price shall be $7.50 per share. Beginning May 9, 2012 and until payment in full of the entire outstanding balance, the Conversion Price will equal variable conversion price ("VCP"). The variable conversion price shall mean 90% of the lowest three (3) day Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

(42)	Upon any conversion for this note, the conversion price shall means the lesser of a) the product of multiplying 0.5 times the low traded price of the Company's common stock for the twenty (20) day period immediately preceding the date at which the Holder, by written notice (by email, facsimile, or otherwise) gives notice to the Company of its election to convert this debenture into the Company's common stock, or b) $5.

(43)	Upon any conversion of this note, from January 13, 2012 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP"). The VCP shall mean 50% of the average closing price during the three (3) trading day period ending on the latest complete trading date prior the conversion date.

(44)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 50% multiplied by the Market Price. The Market Price means the average of the lowest two (2) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date. Trading price means, the closing bid price on the OTC Bulletin Board, or other applicable trading market as reported by a reliable reporting service mutually acceptable to the maker or holder.

(45)	Upon any conversion for this note, the conversion price shall equal the rate of $5 per share for common stock. On January 30, 2012, the Company agreed with the noteholder to convert the entire principal balance of $250,000 and issue 250,000 shares of Series A 10% Cumulative Convertible Preferred Stock.

(46)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 25% multiplied by the Market Price. The Market Price means the average of the closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date. Trading price means, the closing bid price on the OTC Bulletin Board, or other applicable trading market as reported by a reliable reporting service mutually acceptable to the maker or holder.

(47)	Upon conversion of this note, the conversion price shall be $6.25 per share.

(48)	Upon any conversion of this note, the conversion price shall be equal to the Variable Conversion Price ("VCP"). The VCP shall mean 50% multiplied by the lowest trading price, determined on the current trading market for the Company's common stock, during the 10 trading days prior to conversion (the "Set Price") at the option of the Holder, in whole or at any time from time to time.

Note 12 – Convertible Promissory Notes (continued)

Table 3

Non-Related Party:

		Value			Derivative Liability
Note #	Initial Fair Value	Previous	Current	Gain (Loss)	2/29/12	2/28/11
4	$13,926	$-0-	$-0-	$13,926	$-0-	-0-
9	109,660	135,348	-0-	135,348	-0-	135,348
13	19,393	-0-	-0-	50,000	-0-	-0-
17	2,092,878	-0-	8,080	2,428,958	8,080	-0-
19	100,624	-0-	8,080	109,093	8,080	-0-
25	60,000	-0-	18,947	41,053	18,947	-0-
29	41,677	-0-	18,504	23,173	18,504	-0-
35	42,361	-0-	18,430	23,931	18,430	-0-
53	100,000	-0-	9,412	90,588	9,412	-0-
54	75,000	-0-	-0-	75,000	-0-	-0-
56	50,000	-0-	-0-	50,000	-0-	-0-
57	100,840	-0-	67,490	33,350	67,490	-0-
59	23,967	-0-	10,169	13,798	10,169	-0-
61	45,876	-0-	36,659	9,217	36,659	-0-
62	100,000	-0-	130,964	(30,964)	130,964	-0-
63	100,000	-0-	97,654	2,346	97,654	-0-
64	45,298	-0-	12,707	32,591	12,707	-0-
67	100,000	-0-	57,307	42,693	57,307	-0-
68	25,000	-0-	32,384	(7,384)	32,384	-0-
69	26,371	-0-	25,238	1,133	25,238	-0-
70	30,691	-0-	36,520	(5,829)	36,520	-0-
71	69,591	-0-	131,567	(61,976)	131,567	-0-
73	8,764	-0-	8,080	684	8,080	-0-
74	46,661	-0-	39,224	7,437	39,224	-0-
75	74,377	-0-	74,377	-0-	74,377	-0-
77	67,378	-0-	74,408	(7,030)	74,408	-0-
	3,570,333	135,348	916,201	3,071,136	916,201	135,348
Preferred Series A	538,328	538,328	1,338,017	(847,486)	1,338,017	538,328
Totals	$4,108,661	$673,676	$2,254,218	$2,223,650	$2,254,218	$673,676

Note 12 – Convertible Promissory Notes (continued)

Table 3(a) Black-Scholes option pricing model assumptions for derivative liabilities

		Expected Volatility			Risk-Free Interest Rate			Expected Life
Note #	Dividend Yield	Initial Fair Value	Previous Fair Value	Current Fair Value	Initial Fair Value	Previous Fair Value	Current Fair Value	Initial Fair Value	Previous Fair Value	Current Fair Value
4	0.0%	151.71%		%	0.27%			1 yr

9	0.0%	122.61%	125.07%	%	0.27%	0.25%		1 yr	1 yr

13	0.0%	130.92%		%	0.22%			1 yr

17	0.0%	133.43%		105.48%	0.24%		0.08%	1 yr		2mths

19	0.0%	133.43%		105.48%	0.24%		0.08%	1 yr		2mths

25	0.0%	141.22%		43.70%	0.18%		0.08%	1 yr		1mths

29	0.0%	147.94%		142.19%	0.18%		0.08%	1 yr		3mths

35	0.0%	285.90%		142.19%	0.11%		0.08%	1 yr		3mths

53	0.0%	389.82%		266.38%	0.11%		0.13%	1 yr		7mths

54	0.0%	378.26%		%	0.10%			1 yr

56	0.0%	389.82%		%	0.11%			1 yr

57	0.0%	247.29%		262.25%	0.12%		0.18%	9mths		7mths

59	0.0%	142.81%		142.81%	0.02%		0.04%	3mths		2mths

61	0.0%	256.90%		270.79%	0.02%		0.13%	1 yr		10mths

62	0.0%	257.57%		262.89%	0.13%		0.13%	11mths		8mths

63	0.0%	244.07%		267.74%	0.12%		0.13%	1 yr		9mths

64	0.0%	208.98%		0.38%	0.12%		0.18%	3mths		1mth

67	0.0%	252.83%		267.74%	0.12%		0.13%	11mths		9mths

68	0.0%	258.86%		270.79%	0.11%		0.13%	1 yr		10mths

69	0.0%	241.75%		154.52%	0.06%		0.13%	6mths		5mths

70	0.0%	259.47%		270.79%	0.10%		0.13%	1 yr		10mths

71	0.0%	255.49%		273.81%	0.18%		0.18%	1 yr		1 yr

73	0.0%	117.06%		105.48%	0.03%		0.08%	3mths		2mths

74	0.0%	273.40%		272.66%	0.18%		0.18%	1 yr		11mths

75	0.0%	274.36%		273.81%	0.18%		0.18%	1 yr		1 yr

77	0.0%	260.51%		272.31%	0.11%		0.18%	1 yr		11mths
Preferred Series A
	0.0%	130.00%	130.00%	293.33%	0.80%	0.69%	0.24%	2 yrs	2 yrs	2 yrs

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

The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”).  The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. The Company had 1,809,611 and 663,243 shares issued and outstanding as of February 29, 2012 and 2011, respectively.

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

During the year ended February 29, 2012, the Company converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 436,600 shares of common stock valued at $8,120. The Company also issued 226,368 shares of Preferred Series A stock in lieu of dividend in arrears valued at $113,184. During the year ended February 29, 2012, the Company converted into Preferred Series A shares $1,000,000 of convertible promissory notes and issued 1,000,000 shares of Preferred Stock at $1.00 per share. Dividends in arrears on the outstanding preferred shares as of February 29, 2012 and February 28, 2011 are $6,137 and $35,467, respectively.

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

Therefore, in accordance with ASC 815-40, we determined the fair value of the Preferred Series A stock to be $1,338,017 for the year ended February 29, 2912, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.24%, expected volatility of 293.33%, and expected life of 2 years (based on the current rate of conversion), previously valued at $538,328 for the year ended February 28, 2011, resulting in a loss in the change in the fair value of $847,486 during the year ended February 29, 2012. Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date.

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

Note 13 – Stockholders’ Deficit (continued)

Preferred Stock (continued)

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

There were no Series B Preferred shares issued and outstanding at February 29, 2012.

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to no votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at February 29, 2012.

Common Stock

On October 28, 2011, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 400,000 to 1,000,000. On February 13, 2012, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 1,000,000 to 5,000,000. The increase in our authorized shares of Common Stock became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada.

During the year ended February 29, 2012, the Company issued 2,500 shares of common stock at a purchase price of $100 per share, for an aggregate purchase price of $250,000.  Additionally, the Company issued to these Investors three year warrants to purchase 5,000 shares of the Company’s common stock at an exercise price of $125 per share.

During the year ended February 29, 2012, the Company issued 1,300 shares of common stock at a purchase price of $50 per share, for an aggregate purchase price of $65,000.  Additionally, the Company issued to these Investors three year warrants to purchase 2,600 shares of the Company’s common stock at an exercise price of $75 per share.

During the year ended February 29, 2012, the Company issued 900 shares of common stock at a purchase price of $37.50 per share, for an aggregate purchase price of $33,750.  Additionally, the Company issued to these Investors three year warrants to purchase 1,800 shares of the Company’s common stock at an exercise price of $75 per share.

During the year ended February 29, 2012, the Company issued 6,000 shares of common stock at a purchase price of $1 per share, for an aggregate purchase price of $6,000.

During the year ended February 29, 2012, the Company issued 76,743 shares of common stock and 36,647 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $1,142,839. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 1.45%, dividend yield of -0-%, volatility factor of 132.88% and 445.49% and expected life of 1 to 5 years.

During the year ended February 29, 2012, the Company entered into warrant exchange agreement hereby cancelling 4,300 warrants and issuing 3,500 shares of common stock and incurred an additional expense of $220,816. Additionally, during the year ended February 29, 2012, 233 warrants expired and the Company entered into warrant modification agreements with various investors and incurred an additional expense of $85,133.

During the year ended February 29, 2012, the Company converted a series of bridge loans and promissory notes and issued 920,834 shares of the Company's common stock and 26,128 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price between $25 and $125 per share valued at $3,467,697.

Note 13 – Stockholders’ Deficit (continued)

Common Stock (continued)

During the year ended February 29, 2012, the Company, in connection with incurring debt instruments, issued 900 shares of its common stock and 44,750 one (1) to four (year) warrants to purchase shares of the Company's common stock, with exercise prices between $1 and $250 per share valued at $2,697,250.

During the year ended February 29, 2012, the Company consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010.  In satisfaction of the $925,000 due on the outstanding promissory note the Company:  entered into a one year, six (6%) convertible promissory note maturing on April 6, 2012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $100 (at the option of the noteholder), plus the Company issued to the noteholder 7,200 two (2) year warrants, at an exercise prices of $125 per share; the Company issued 4,500 of which 4,250 shares valued at $425,000 were applied in satisfaction of the remaining principal balance.  The remaining 250 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member’s daughter's investment in the Company also transacted in during the year ended February 29, 2012. The former board member also exercised 2,100 warrants into shares of the Company's common stock in a cashless transaction.

During the year ended February 29, 2012, the Company issued 120 shares valued at $15,000 to an employee for services rendered.

During the year ended February 29, 2012, the Company issued 870 shares of common stock in exchange for settlement of accounts payable valued at $42,791 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

During the year ended February 29, 2012, the Company issued 453 shares of preferred stock to an executive/shareholder of the Company valued at consisting of $109,394 in preferred stock dividends and $3,790 subscription, totaling $113,184.

During the year ended February 29, 2012, the Company converted 160 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 873 shares of common stock valued at $8,120.

During the year ended February 29, 2012, the Company re-issued 315 shares of Treasury Stock as a fee for a consulting agreement at a cost of $25,423.

On June 3, 2011, the Company entered into an Asset Purchase Agreement with Omniverse, a sole proprietorship, New Media Buys, a sole proprietorship, and Jason M. DeMeo, individually where the Company purchased certain specified assets in exchange for the issuance of 6,000 shares of the Company’s restricted common stock, par value $0.00001 per share.  In addition, the Company entered into an employment agreement with Jason M. DeMeo, individually, pursuant to which Mr. DeMeo will serve as the Company’s Senior Vice President of Network Operations. On August 30, 2011, the Company terminated the Asset Purchase Agreements and the 6,000 shares of the Company’s restricted common stock were returned and cancelled.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of February 29, 2012:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2010	23,410	$680.00
Warrants granted	57,116	$334.79
Warrants exercised/forfeited	(10,227)	$(597.48)
Outstanding, February 28, 2011	70,299	$410.00
Warrants granted	143,423	$71.32
Warrants exercised/forfeited	(33,132)	$(206.41)
Outstanding, February 29, 2012	180,590	$180.00
Common stock issuable upon exercise of warrants	180,590	$180.00

Note 13 – Stockholders’ Deficit (continued)

Common Stock Warrants (continued)

Common Stock Issuable Upon Exercise of Warrants Outstanding				Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 29, 2012	Weighted Average Exercise Price
$1.00	10,000	2.95	$1.00	10,000	$1.00
$7.50	20,000	0.45	$7.50	20,000	$7.50
$10.00	20,000	0.70	$10.00	20,000	$10.00
$25.00	6,247	2.66	$25.00	6,247	$25.00
$50.00	22,855	1.78	$50.00	22,855	$50.00
$75.00	8,340	2.27	$75.00	8,340	$75.00
$100.00	460	2.16	$100.00	460	$100.00
$125.00	47,650	2.00	$125.00	47,650	$125.00
$200.00	1,000	1.87	$200.00	1,000	$200.00
$250.00	7,600	2.70	$250.00	7,600	$250.00
$375.00	1,200	2.19	$375.00	1,200	$375.00
$500.00	28,494	1.21	$500.00	28,494	$500.00
$1,000.00	5,874	1.30	$1,000.00	5,874	$1,000.00
$1,500.00	870	0.27	$1,500.00	870	$1,500.00
	180,590	1.62		180,590	$180.00

Common Stock Options

On October 28, 2009, the shareholders approved the Next 1 Interactive, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting.  Under the 2009 Plan, 9,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. Utilizing a variety of equity compensation instruments, the Company plans to use the 9,000 shares under the 2009 Plan to:

(1)	Attract and retain key employees and directors, including key Next 1 executives, and

(2)	Provide an incentive for them to assist Next 1 to achieve long-range performance goals and enable them to participate in the long-term growth of the Company.

During the year ended February 29, 2012, the Company authorized the issuance of 4,050 ten (10) year stock options with an exercise price of $7.25 per share, with 50% vesting immediately and the remaining 50% vesting in six (6) months. The 4,050 stock options were distributed as follows: 400 each were granted to board members Pat La Vecchia, Warren Kettlewell and Don Monaco; 800 each were granted to Bill Kerby, CEO and Adam Friedman, CFO; 1,250 was issued to various employees.

The fair value of the options granted during the year ended February 29, 2012 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

Weighted average fair value of options granted	$0.10
Expected stock price volatility	236.23%
Risk-free interest rate	1.80%
Expected life of options	10.0 years

The Company estimates forfeiture and volatility using historical information.  The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues over the equivalent lives of the options. The expected life of the options represents the estimated period of time until exercise giving consideration to the contractual terms.  The Company has not paid dividends on common shares and no assumption of dividend payment is made in the model.

Compensation expense relating to stock options granted during the year ended February 29, 2012 was $10,125.

Note 13 – Stockholders’ Deficit (continued)

Common Stock Options (continued)

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, February 28, 2011	-0-	$-0-
Stock options granted	4,050	$7.25
Stock options exercised/forfeited	-0-	$-0-
Outstanding, February 29, 2012	4,050	$7.25	$0.000

Options exercisable at end of period	2,025

Weighted-average fair value of options granted during the period		$7.25

	Common Stock Issuable Upon Exercise of Options Outstanding			Common Stock Issuable Upon Options Exercisable
Range of Exercise Prices	Options Outstanding 2/29/12	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable 2/29/12	Weighted Average Exercise Price
$7.25	4,050	9.60	$7.25	2,025	$7.25

Treasury Stock

During the year ended February 29, 2012, the Company’s Board of Directors authorized the re-issuance of 315 shares of Treasury Stock as a fee for a consulting agreement at a cost of $25,424. The Company has adopted the cost method of recording treasury stock and records the amounts paid to repurchase stock as an increase to treasury stock with no distinction made between the par value of the stock and the premium paid by the Company and is presented on the balance sheet as a reduction in stockholder’s equity.

Note 14 – Income Taxes

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

The provision for income taxes consists of the following components for the years ended February 29, 2012 and February 28, 2011 are as follows:

	2012	2011
Current	$-	$-
Deferred	-	-
	$-	$-

Note 14 – Income Taxes (continued)

The components of deferred income tax assets and liabilities for the years ended February 29, 2012 and February 28, 2011 are as follows:

	2012	2011
Net operating loss carry-forwards	$16,376,000	$12,237,000
Equity based compensation	2,790,000	2,306,000
Amortization and impairment of intangibles	4,488,000	2,763,000
Valuation allowance	(23,654,000)	(17,306,000)
	$-	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 29, 2012 and February 28, 2011were computed by applying the federal and state statutory corporate tax rates as follows:

	2012	2011
Statutory Federal income tax rate	-35%	-35%
State taxes, net of Federal	-3%	-3%
Permanent difference	10%	5%
Increase in valuation allowance	28%	33%
	0%	0%

The valuation allowance has increased by $6,348,000 in 2012 and $7,688,000 in 2011.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2011 is approximately $43million expiring between 2025 and 2031. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets.  The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

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

Note 15 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ended February 29, 2012 was $151,227. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month.

Note 15 - Commitments and Contingencies (continued)

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2012	FY2013	FY2014	Totals
Consulting	$53,500	$70,500	$106,500	$230,500
Leases	152,745	158,872	357,132	668,749
Other	35,406	95,224	95,544	226,174
Totals	$241,651	$324,596	$559,176	$1,125,423

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

The Company had a significant accounts payable balance with one vendor that was forgiven in a legal settlement during the year ended February 29, 2012 and will not require any financial payment.  Accordingly, we opted to use the cost approach as our valuation technique to measure the fair value of this outstanding past due amount. The income recorded during year ended February 29, 2012 is $1,406,829 and is recorded as gain on legal settlement on our Consolidated Statement of Operations.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC were assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual in other current liabilities at February 29, 2012.

As of February 29, 2012, management believes that very few of the contingent liabilities will be realized.

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

Note 15 – Segment Reporting (continued)

The tables below present information about reportable segments for the years ended February 29, 2012 and February 28, 2011:

	2012	2011
Revenues:
Media	$426,639	$1,519,634
Travel	865,878	1,023,366
Segment revenues	$1,292,517	$2,543,000

Operating expense:
Media	$1,508,787	$9,169,956
Travel	3,061,911	226,048
Segment expense	$4,570,698	$9,396,004

Net income (loss):
Media	$(1,082,147)	$(7,650,322)
Travel	(2,196,033)	797,318
Segment net loss	$(3,278,180)	$(6,853,004)

Segment assets:
Media	$450,784	$4,535,771
Travel	11,863	9,054
Segment total	462,647	4,544,825
Corporate	-0-	-0-
Segment total	$462,647	$4,544,825

The Company did not generate any revenue outside the United States for the years ended February 29, 2012 and February 28, 2011, and the Company did not have any assets located outside the United States.

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

Note 16 – Fair Value Measurements (continued)

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

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions and is management’s best estimate of fair value. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities as of February 29, 2012, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.  As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	February 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A convertible redeemable preferred stock with reset provisions	$1,338,017	$-0-	$-0-	$1,338,017
Derivative liability convertible promissory notes	916,202	-0-	-0-	916,202
Total	$2,254,219	$-0-	$-0-	$2,254,219

The following table sets forth a summary of changes in fair value of our derivative liabilities for the year ended February 29, 2012 and February 28, 2011:

	2/29/12	2/28/11
Beginning balance, February 28, 2011	$673,676	$-0-
Fair value of embedded conversion feature of Preferred Series A securities at issue date	-0-	590,530
Fair value of embedded conversion feature of convertible promissory notes at issue date	3,804,192	109,660
Change in fair value of embedded conversion feature of Preferred Series A securities included in earnings	847,486	(52,202)
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	(3,071,135)	25,688
Ending balance, February 29, 2012	$2,254,219	$673,676

Note 17 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009.  The Company evaluated subsequent events for the period from February 29, 2012, the date of these consolidated financial statements, through June 13, 2012, which represents the date these consolidated financial statements are being filed with the Commission. With respect to this disclosure, the Company has not evaluated subsequent events occurring after June 13, 2012.

During March, April and May of 2012, the Company converted $520,774 of convertible promissory notes, including accrued interest, and issued 2,389,703 shares of its common stock.

On April 4, 2012, a current noteholder assigned $15,000 of its outstanding principal balance to a non-related third party investor. In turn, the Company issued a 6% secured convertible promissory note maturing on February 1, 2013 with a face value of $15,000. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 25% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

Note 17 – Subsequent Events (continued)

On April 12, 2012, a current noteholder assigned $75,000 of its outstanding principal balance to a non-related third party investor. In turn, the Company issued a 6% secured convertible promissory note maturing on December 31, 2013 with a face value of $75,000. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 50% of the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

On March 2, 2012, the Company received $50,000 and entered into a 12% secured convertible promissory note maturing on March 31, 2013. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 50% of the three (3) lowest trading prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

On April 16, 2012, the Company received $75,000 and entered into a 6% secured convertible promissory note maturing on October 31, 2012. The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 90% of the three (3) lowest trading prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

During March and April of 2012, the Company incurred $87,446 of penalties for failure to timely deliver shares of the Company's common stock upon noteholder's request to convert principal on convertible promissory notes per agreement.

During March and April of 2012, the Company issued 6,000 shares of common stock and 20,000 one (1) year warrants with an exercise price of $1 per share, in exchange for services rendered valued at $9,740. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes options-pricing model with the following assumptions: risk free interest rate of 0.19%, dividend yield -0-%, volatility factor 287.33% and expected life of one (1) year.

On April 5, 2012, the Company entered into a settlement agreement with a customer, of which the Company held $65,440 of funds received on deposit, in the amount of $42,000 payable as follows: $10,000 due on April 5, 2012, $10,000 30 days following the initial payment, nine monthly payments of $3,000 and one final payment of $2,000.

