Form 10-Q
period 2012-05-31
Next 1 Interactive, Inc.
filed 2012-07-23
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

As of July 17, 2012, there were 4,902,294 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31,	February 29,
	2012	2012 (1)
	(Unaudited)

Assets
Current Assets
Cash	$250	$12,989
Accounts receivable, net of allowance for doubtful accounts	41,645	1,456
Prepaid expenses and other current assets	14,100	-
Security deposits	46,611	46,611
Total current assets	102,606	61,056

Option Agreement	582,000	305,000

Website Development costs and intangible assets, net	79,566	96,591
Total assets	$764,172	$462,647

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,077,421	$2,012,489
Other current liabilities	595,717	603,953
Derivative liabilities - convertible promissory notes	1,163,625	916,202
Derivative liabilities - preferred series A	396,575	1,338,017
Convertible promissory notes, net of discount of $420,590 and $924,446, respectively	7,529,233	7,417,459
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	605,000	355,000
Other advances	68,000	68,000
Other notes payable	70,000	70,000
Shareholder loans	1,143,000	840,000
Capital lease payable	11,100	25,405
Notes payable - current portion	965,175	960,681
Total current liabilities	14,624,846	14,607,206

Notes payable - long-term portion	54,397	88,891

Total liabilities	14,679,243	14,696,097

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized;
and 1,809,611 shares issued and outstanding at
May 31, 2012 and February 29, 2012, respectively	18,096	18,096
Series B Preferred stock, $1 par value; 3,000,000 authorized; 0 shares issued and outstanding at May 31, 2012
and February 29, 2012, respectively	-	-
Series C Preferred stock, $.01 par value; 1,750,000 authorized; 0 shares issued and outstanding at May 31, 2012
and February 29, 2012, respectively	-	-
Preferred Stock Subscribed	430,000	-
Common stock, $.00001 par value; 5,000,000 shares authorized;
4,362,361 and 1,150,003 shares issued and oustanding at
May 31, 2012 and February 29, 2012, respectively	44	12
Additional paid-in-capital	53,338,668	52,735,408
Stock subscription receivable	-	(3,790)
	53,786,808	52,749,726
Accumulated deficit	(67,701,879)	(66,983,176)
Total stockholders' deficit	(13,915,071)	(14,233,450)

Total liabilities and stockholders' deficit	$764,172	$462,647

(1)  Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	May 31,
	2012	2011

Revenues
Travel and commission revenues	$167,673	$177,267
Advertising revenues	723	116,970
Total revenues	168,396	294,237

Cost of revenues	119,280	1,365,176

Gross profit (loss)	49,116	(1,070,939)

Operating expenses
Salaries and benefits	291,217	448,187
Selling and promotions expense	9,500	28,226
General and administrative	470,872	1,064,207
Total operating expenses	771,589	1,540,620

Operating loss	(722,473)	(2,611,559)

Other income (expense)
Interest expense	(856,068)	(1,968,517)
Gain (loss) on settlement of debt	30,000	(111,428)
Gain (loss) on change in fair value of derivatives	882,487	(156,833)
Other expense	(48,859)	(19)
Total other income (expense)	7,560	(2,236,797)

Net loss	$(714,913)	$(4,848,356)

Weighted average number of shares outstanding	2,616,829	131,166

Basic and diluted net loss per share	$(0.27)	$(36.96)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	May 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(714,913)	$(4,848,356)
Adjustments to reconcile net loss to net cash from
operating activities:
Interest on bridge loan conversions	-	862,523
(Gain) loss on settlement of debt	(30,000)	111,428
Amortization of intangibles	17,025	305,718
Amortization of discount on notes payable	692,324	936,405
Amortization of finance fees	-	8,425
Stock based compensation and consulting fees	21,865	383,399
Conversion penalties	46,850	-
(Gain) loss on change in fair value of derivatives	(882,487)	156,833
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40,189)	15,336
Decrease in prepaid expenses and other current assets	(14,100)	(6,703)
Increase in security deposits	-	(44,279)
Increase in accounts payable and accrued expenses	68,927	419,837
Increase (decrease) in other current liabilities	15,764	(1,821)
Net cash used in operating activities	(818,934)	(1,701,255)

Cash flows from investing activities:
Purchase of option agreement	(277,000)	-
Net cash used in investing activities	(277,000)	-

Cash flows from financing activities:
Bank overdraft	-	23,173
Proceeds from convertible promissory notes	394,500	668,500
Payments on other advances	-	(19,436)
Proceeds from other notes payable	-	130,000
Principal payments of other notes payable	-	(130,000)
Proceeds from shareholder loans	323,000	50,000
Principal payments on sundry notes payable	(30,000)	(20,000)
Principal payments on capital lease	(14,305)	(11,964)
Proceeds from preferred series B subscriptions	410,000	-
Proceeds from the collection of stock subscription receivable	-	242,415
Proceeds from the sale of common stock and warrants	-	348,750
Net cash provided by financing activities	1,083,195	1,281,438

Net (decrease) increase in cash	(12,739)	(419,817)

Cash at beginning of period	12,989	419,817

Cash at end of period	$250	$-

Supplemental disclosure:
Cash paid for interest	$91,931	$3,271

Supplemental disclosure of non-cash investing and financing activity:

During the three months ended May 31, 2012, the Company issued 10,000 shares of common stock and 20,000 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $11,740. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.19%, dividend yield of -0-%, volatility factor of 287.30% and expected life of 1 year.

During the three months ended May 31, 2012, the Company converted a series of promissory notes and issued 3,202,358 shares of the Company's common valued at $581,433, incurring $46,850 of penalties for tardy conversions.

During the three months ended May 31, 2012, the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

During the three months ended May 31, 2012, the Company credited a preferred stock dividend of $3,790 to a shareholder in satisfaction of a subscription receivable from him in the amount of $3,790.

The accompanying notes are an integral part of these uaudited consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive (“Next 1” or the “Company”) is the parent company of RRTV Network (formerly Resort & Residence TV), Next Trip – its travel division, and Next One Realty – its real estate division. The company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of MSO’s the company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present the company operates the Home Tour Network through its minority owned/joint venture real estate partner – RealBiz Media. The Home Tour Network features over 5,000 home listings in five cities on the Cox Communications network.

Next 1 Interactive is comprised of three distinct categories: The Company recognized the convergence taking place in interactive television/the web and began the process of recreating several of its key relationships in real estate, travel and media over the last three years in efforts to position itself for the interactive revolution with “TV everywhere”. Currently Next 1 has operating agreements and /or active discussions are underway with broadband, cable and Over the Top TV solutions for the Next 1 Networks during the next 12 months.

Linear TV Network with supporting Web sites – The potential revenue streams from Next 1 Networks - Traditional Advertising, Interactive Ads, Sponsorships, Paid Programming, travel commissions and Referral fees.

TV Video On Demand channels for Travel with supporting Web sites – The potential revenue streams from Travel Video on Demand - Monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of company owned travel entities (Maupintours, Next Trip, Extraordinary Vacations and Trip Professionals).

TV Video on Demand channels for Real Estate with supporting Web sites – The potential revenue streams from Real Estate Video on Demand Channel - Commissions and referral fees on home sales, pre-roll/post-roll advertising, lead generation fees, banner ads and cross market advertising promotions ($89 listing and marketing fee, web and mobile advertising).

On October 9, 2008, the Company acquired the majority of shares in Maximus Exploration Corporation, a reporting shell company, pursuant to a share exchange agreement. The share exchange provided for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations USA common stock. The consolidated financial statements of Next 1, Interactive, Inc. reflects the retroactive effect of the Share Exchange as if it had occurred at March 1, 2008. All loss per share amounts are reflected based on Next 1 shares outstanding, basic and dilutive.

Effective May 22, 2012, the Company effected a 1-for-500 reverse stock split which reduced the number of issued and outstanding shares from 1,848,014,287 to 3,696,029 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended February 29, 2012, which is included in the Company's Form 10-K for the year ended February 29, 2012. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of May 31, 2012, the Company had no long-lived assets.

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

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. Amortization expense for the three months ended May 31, 2012 and 2011was $17,025 and $305,718 respectively.

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

	May 31, 2012	May 31, 2011
Series A convertible preferred stock issued and outstanding	1,809,611	15,553
Series B convertible preferred stock issued and outstanding	-0-	-0-
Series C convertible preferred stock issued and outstanding	-0-	-0-
Series D convertible preferred stock issued and outstanding	-0-	-0-
Warrants to purchase common stock issued, outstanding and exercisable	200,290	120,863
Stock options issued, outstanding and exercisable	4,050	-0-
Series B convertible preferred subscribed	86,000	-0-
Shares on convertible promissory notes	7,045,925	32,699
	9,145,876	169,115

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

The Company did not recognize Barter revenue or expense for the three months ended May 31, 2012 and 2011, respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the three months ended May 31, 2012 and May 31, 2011 was $9,500 and $-0-, respectively.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See note 15 for Fair Value footnote.

Reclassifications

Certain amounts previously reported in the fiscal year ended February 29, 2012 have been reclassified to conform to the classifications used in the three months ended May 31, 2012. Such reclassifications have no effect on the reported net loss.

Recent Accounting Pronouncements

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011- 04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect this standard to have any material effect on our consolidated financial statements.

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

During November 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, (ASU Update No.2011-11). ASU Update No. 2011-11, requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We will be adopting ASU Update No. 2011-11 during our first quarter of fiscal 2014.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $67,701,879 and a working capital deficit of $14,552,240 at May 31, 2012, net losses for the three months ended May 31, 2012 of $714,913 and cash used in operations during the three months ended May 31, 2012 of $818,934. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

Note 3 – Property and Equipment

As of May 31, 2012 and 2011, respectively, the Company did not record property and equipment on its books and records. Any property and equipment previously recorded was fully impaired and written off. Therefore there was no depreciation expense recorded for the three months ended May 31, 2012 and 2011.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

	May 31, 2012
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.2 years	719,323	639,757	79,566
Trade Name	0.0 years	291,859	291,859	-0-
		$14,653,946	$14,574,380	$79,566

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $17,025 and $305,718 for the three months ended May 31, 2012 and 2011, respectively.

Note 5 – Option Purchase Agreement

As of May 31, 2012, the Company has advanced approximately $582,000 to RealBiz Holdings, Inc. towards the purchase of shares as well as for their operating expenses.  The Company is currently in negotiations with RealBiz Holdings, Inc. to purchase up to an 84% interest through a combination of cash and preferred share issuances.  No shares of RealBiz Holdings, Inc. were issued to Next 1 Interactive, Inc. as of July 23, 2012, the date of filing the Company’s 10-Q.

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at May 31:

2012

Trade accounts payable	$1,092,626
Accrued interest	708,955
Deferred salary	76,891
Accrued expenses - other	198,949
$2,077,421

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

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $818,944, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011 (see Convertible Promissory Note 9). As of May 31, 2012, the Company’s loan payable balance was $753,944.

Note 7 – Notes Payable (continued)

On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non- related third party investor and the Company issued a new convertible promissory note for the same value (see Convertible Promissory Note 12). As of May 31, 2012, the remaining principal balance is $510,000 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. The remaining principal balance of the note is $180,442 as of May 31, 2012 and the note is in default.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 still owed as of May 31, 2012 and the note is in default.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of May 31, 2012, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000 and the note is in default.

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

On June 15, 2011, the Company received $100,000 in consideration for issuing a six month interest free $106,000 promissory note maturing November 25, 2011, incurring a one-time fee of $6,000. The payments shall be due and payable as follows: $26,500 on August 15, 2011; $26,500 on September 26, 2011; $26,500 on October 25, 2011; and $26,500 on November 25, 2011. As of May 31, 2012, the remaining principal balance is $53,000 and the note is in default.

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. The principal balance as of May 31, 2012 is $221,130 and the note is three months in arrears.

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the three months ending May 31,
2013	$965,175
2014	54,397
2015 and thereafter	-0-
Total	$1,019,572

Interest charged to operations relating to this note was $10,236 and $22,431, respectively for the three months ended May 31, 2012 and 2011.

Note 8 – Capital Lease Payable

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. Interest expense on the lease was $931 and $3,271 for the three months ended May 31, 2012 and 2011, respectively.

The following is a schedule by year of future minimum payments required under the lease together with their present value as of May 31, 2012.

Three months ending May 31:	2012
2013	$11,377
2014	-0-
2015	-0-
Total minimum lease payment	11,377
Less amount representing interest	277
Present value of minimum lease payments	11,100
Less current portion	11,100
Long-term portion	$-0-

Note 9 – Other Notes Payable

Related Party

A director and officer had advanced funds to the Company since inception of which the principal amounts have been repaid. As of May 31, 2012, the Company does not have any principal balance due to the officer/director, however there is an unpaid accrued interest balance totaling $1,431. The interest is at 18% per annum, compounded daily, on the unpaid balance. Interest expense recognized for the three months ended May 31, 2012 and 2011 is $63 and $263, respectively.

An individual that is related to an existing director/officer has advanced funds to the Company since inception of which the principal amounts have been repaid. As of May 31, 2012, the Company does not have any principal or accrued interest due to this individual. Interest expense recognized for the three months ended May 31, 2012 and 2011 is $-0- and $873, respectively.

An unrelated entity where the director/officer is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of May 31, 2012, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $9,984. Interest expense recognized for the three months ended May 31, 2012 and 2011 is $443 and $547, respectively.

Non Related Party

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum and as an incentive, the Company, on April 30, 2010, issued 850,000 warrants to the holder with a six-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. As part of the original agreement on July 12, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $22, 372 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. Additionally, on July 23, 2010, the Company issued 100,000 warrants to the holder with a six-year life and a fair value of approximately $33,427 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $230,880 in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the three months ended May 31, 2012 and 2011 is $-0- and 4,052, respectively. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 1,050,000 warrants into common shares, converted $450,000 of principal owed under the current note into 2,250,000 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the noteholder's daughter. See convertible promissory note 12.

Note 9 – Other Notes Payable (continued)

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.   Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a six-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.3 million in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the three months ended May 31, 2012 and 2011 is $-0- and $46,369, respectively. During the three months ended November 30, 2011, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011 the former note, plus accrued interest was converted into six convertible promissory notes totaling $6,099,526. See convertible promissory note 12.

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining balance of $70,000 as of May 31, 2012. As of May 31, 2012, the principal balance of this note is in default. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $-0- and $8,425 in expense, respectively for the three months ended May 31, 2012 and 2011. Interest charged to operations relating to this note was $1,209 and $1,580, respectively for the three months ended May 31, 2012 and 2011.

Note 10 – Other Advances

Related Party

During the three months ended May 31, 2012, the Company incurred no activity. The principal balance as of May 31, 2012 totaled $18,000.

Non Related Party

During the three months ended May 31, 2012, the Company incurred no activity. The principal balance as of May 31, 2012, totaled $50,000.

Note 11 – Shareholder Loans

During the three months ended May 31, 2012, the Company received cash advances amounting to $733,000 from investors. Of this amount, $410,000 was designated for Series B Preferred Stock and $20,000 received in the year ended February 29, 2012 was designated for Series B Preferred Stock. The remaining principal balance as of May 31, 2012 totaled $1,143,000.

Note 12 – Convertible Promissory Notes

Presented below is a tabled presentation of the Company’s secured convertible promissory notes for the three months ended May 31, 2012. Each table consists of non- related and related party activity. Following each table is a series of explanations of various transactions occurring for a specific convertible promissory note. Table one discloses terms of each note and analysis of principal balances. Table two discloses conversion terms, debt discount and related amortization of debt discount. Table three discloses notes requiring calculation of derivative liabilities and changes in the fair market value. Each table has its own set of references providing additional disclosures required by generally accepted accounting principles.

Table	1					Remaining Principal		Carrying	Interest Expense for
		Original		Maturity	Interest	Balance at	Un-Amortized Debt	Value at	the three months ended
Note #		Date	Ref	Date	Rate	5/31/12	Discount at 5/31/12	5/31/12	05/31/12	05/31/11
Non-Related Party
01		12/14/10	(1)	3/14/11	10.0%	$ -	$ -	$ -	$ 58	$ 1,056
02		12/17/10	(2)	3/20/11	10.0%	-	-	-	169	1,110
03		1/11/11	(3)	2/11/11	6.0%	-	-	-	-	3,072
04		1/11/11	(4)	1/10/12	5.0%	8,912	-	8,912	142	1,053
05		2/18/11	(5)	3/11/11	0.0%	-	-	-	-	-
06		2/14/11	(6)	5/31/12	6.0%	25,000	-	25,000	393	-
07		2/14/11	(6)	5/31/12	6.0%	25,000	-	25,000	-	-
08		2/14/11	(7)	5/31/12	0.0%	-	-	-	-	-
09		1/25/11	(8)	10/27/11	8.0%	-	-	-	-	1,744
10		3/11/11	(9)	3/11/11	0.0%	-	-	-	-	-
11		3/11/11	(9)	3/11/11	0.0%	-	-	-	-	-
12		3/11/11	(9)	3/11/11	0.0%	-	-	-	-	-
13		3/14/11	(10)	12/16/11	8.0%	-	-	-	-	862
14		3/17/11	(11)	4/6/12	6.0%	185,000	-	185,000	3,127	7,035
15		3/23/11	(12)	9/23/11	21.0%	-	-	-	484	2,773
17		4/15/11	(13)	10/15/12	6.0%	4,385,326	-	4,385,326	69,883	33,308
18		4/15/11	(14)	10/15/12	6.0%	669,000	-	669,000	11,765	11,385
19		4/15/11	(15)	10/15/12	6.0%	211,000	-	211,000	3,361	1,601
20		5/15/11	(16)	5/15/12	6.0%	100,000	-	100,000	1,598	263
21		5/13/11	(1)	5/31/12	6.0%	-	-	-	-	444
22		5/16/12	(17)	5/31/12	6.0%	-	-	-	-	555
23		6/1/11	(18)	5/31/12	6.0%	25,000	-	25,000	398	-
24		6/1/11	(19)	5/31/12	6.0%	150,000	-	150,000	2,390	-
25		6/16/11	(20)	3/20/12	8.0%	-	-	-	96	-
28		5/23/11	(21)	5/31/12	6.0%	-	-	-	17	61
29		6/27/11	(22)	5/31/12	6.0%	-	-	-	10	-
30		7/12/11	(23)	5/31/12	6.0%	50,000	-	50,000	791	-
31		6/15/11	(24)	5/31/12	6.0%	75,000	-	75,000	1,192	-
32		6/15/11	(25)	5/31/12	6.0%	150,000	-	150,000	2,385	-
33		8/12/11	(26)	7/31/12	6.0%	-	-	-	-	-
34		8/24/11	(27)	7/31/12	6.0%	-	-	-	-	-
35		8/12/11	(28)	7/31/12	6.0%	5,500	-	5,500	115	-
37		8/15/12	(29)	5/31/12	6.0%	-	-	-	-	-
38		8/15/12	(29)	5/31/12	6.0%	15,000	-	15,000	236	-
39		8/15/12	(29)	5/31/12	6.0%	-	-	-	1	-
40		8/15/12	(29)	5/31/12	6.0%	10,000	-	10,000	157	-
42		8/15/12	(29)	5/31/12	6.0%	25,000	-	25,000	394	-
43		8/15/12	(29)	5/31/12	6.0%	10,000	-	10,000	157	-
44		8/15/12	(29)	5/31/12	6.0%	-	-	-	2	-
46		7/26/11	(30)	7/31/12	6.0%	-	-	-	711	-
47		8/3/11	(31)	7/31/12	6.0%	-	-	-	710	-
48		10/5/11	(32)	9/30/12	6.0%	-	-	-	1	-
50		9/2/11	(33)	5/31/12	8.0%	40,000	-	40,000	847	-
51		10/14/11	(34)	10/15/12	8.0%	83,000	-	83,000	1,733	-
52		9/27/11	(35)	8/31/12	12.0%	42,000	-	42,000	1,786	-
53		10/13/11	(36)	9/30/12	6.0%	-	-	-	17	-
54		9/26/11	(37)	8/31/12	6.0%	-	-	-	2	-

Note 12 – Convertible Promissory Notes (continued)

Table	1	(Continued)				Remaining Principal		Carrying	Interest Expense for
		Original		Maturity	Interest	Balance at	Un-Amortized Debt	Value at	the three months ended
Note #		Date	Ref	Date	Rate	5/31/12	Discount at 5/31/12	5/31/12	05/31/12	05/31/11
56		10/13/11	(38)	9/30/12	6.0%	-	-	-	6	-
57		11/11/11	(39)	9/30/12	8.0%	118,722	43,121	75,601	3,275	-
58		9/26/11	(46)	9/26/12	12.0%	129,000	-	129,000	4,286	-
59		1/4/12	(47)	10/15/12	6.0%	100,000	-	100,000	1,524	-
61		1/4/12	(49)	12/31/12	6.0%	70,323	27,969	42,354	1,347	-
62		11/28/11	(50)	10/31/12	6.0%	53,000	52,936	64	903	-
63		12/1/11	(51)	12/1/12	6.0%	26,106	26,106	-	589	-
64		11/11/11	(52)	2/3/12	6.0%	28,524	-	28,524	887	-
65		12/6/11	(3)	5/31/12	6.0%	200,000	-	200,000	3,262	-
66		12/12/11	(53)	11/30/12	8.0%	100,000	-	100,000	2,072	-
67		12/29/11	(54)	11/30/12	6.0%	-	-	-	87	-
68		1/16/12	(55)	12/31/12	6.0%	-	-	-	63	-
69		1/13/12	(56)	7/15/12	8.0%	10,000	6,494	3,506	302	-
70		1/13/12	(57)	12/31/12	6.0%	10,125	9,112	1,013	192	-
71		2/17/12	(58)	2/17/13	10.0%	75,000	53,680	21,320	1,920	-
72		2/9/12	(59)	2/28/14	10.0%	10,000	1,664	8,336	257	-
73		1/12/12	(60)	10/15/12	6.0%	100,000	-	100,000	1,522	-
74		2/15/12	(61)	2/1/13	6.0%	135,000	27,915	107,085	2,152	-
75		2/29/12	(62)	2/28/13	10.0%	26,800	26,437	363	-	-
76		11/15/11	(63)	5/31/12	6.0%	231,750	-	231,750	3,593	-
77		1/17/12	(64)	1/17/13	12.0%	31,235	21,010	10,225	2,390	-
78		4/4/12	(65)	2/1/13	6.0%	-	-	-	22	-
79		4/12/12	(66)	12/31/13	6.0%	75,000	43,169	31,831	607	-
80		3/2/12	(67)	3/31/13	12.0%	30,000	29,934	66	1,217	-
82		4/16/12	(69)	10/31/12	6.0%	75,000	28,709	46,291	557	-
83		4/18/12	(70)	4/1/13	6.0%	5,000	5,000	-	74	-
84		4/23/12	(71)	3/31/13	12.0%	19,500	17,334	2,166	245	-
						7,949,823	420,590	7,529,233	138,482	66,322
Related Party								-
16		4/13/11	(40)	6/13/11	0.0%	-	-	-	-	33
26		5/23/11	(41)	5/31/12	6.0%	25,000	-	25,000	399	92
27		5/23/11	(40)	5/31/12	6.0%	70,000	-	70,000	1,117	-
41		8/15/11	(29)	5/31/12	6.0%	10,000	-	10,000	157	-
36		8/15/11	(42)	5/31/12	8.0%	-	-	-	174	-
45		8/26/11	(43)	5/31/12	8.0%	-	-	-	174	-
49		10/14/11	(44)	7/31/12	8.0%	-	-	-	98	-
55		10/4/11	(45)	7/31/12	8.0%	-	-	-	162	-
60		1/9/12	(48)	3/31/12	12.0%	250,000	-	250,000	7,806	-
81		3/28/12	(68)	9/30/12	12.0%	250,000	-	250,000	5,315	-
						605,000	-	605,000	15,402	125
								-
						$ 8,554,823	$ 420,590	$8,134,233	$ 153,884	$ 66,447

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References - Table 1

(1)	On December 14, 2010, the Company received $50,000 from a third party investor and issued a convertible promissory note. On May 31, 2011 an agreement was entered into with the note holder rolling over the $50,000 in combination with $100,000 proceeds received on May 13, 2011, into a new promissory note dated May 13, 2011 totaling $150,000 – see Note # 21.

(2)	On December 17, 2010, the Company received $250,000 from a third party investor and issued a convertible promissory note. On March 30, 2011, the Company issued 2,500 shares of common stock and three (3) year warrants with an exercise price of $125 per share to the noteholder upon full conversion of the promissory note.

(3)	On January 11, 2011 the Company received $200,000 from a third party investor and issued convertible promissory note. On December 6, 2011, the noteholder agreed to renew note number 3 and the Company issued a new note, with new terms, plus 20,000 warrants with an exercise price of $10 per share expiring November 9, 2012 – see note #65.

(4)	On January, 11, 2011, the Company issued a convertible promissory note in the amount of $117,200 to one of its shareholders, former chief operating officer and board member in satisfaction of unpaid salary, deferred salary, a previous $10,000 outstanding loan to the Company and unpaid interest on the loan. On April 8, 2011, the Company issued 375,000 shares of common stock and 750,000 three (3) year warrants with an exercise price of $0.25 per share as a partial conversion of the note reducing the principal balance by $75,000. The noteholder authorized the Company to reduce the outstanding loan balance by $33,288 in lieu of payment of salary and benefits for the period January 1, 2011 to October 31, 2011. As of May 31, 2012, the Company is in default of this note.

(5)	On February 18, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note. The Company issued as a one-time payment of 200 shares of common stock in lieu of interest. On March 15, 2011, the noteholder converted the entire principal balance of $50,000 and the Company issued 500 common shares and 1,000 three (3) year warrants with an exercise price of $125 per share.

(6)	On February 14, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note. The Company issued as a onetime payment of 100 shares of common stock in lieu of interest. On August 29, 2011, the terms of the note were modified and a new note was issued with the same principal balance of $25,000, bearing interest at 6% and a maturity date of May 31, 2012.

(7)	On February 14, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note. The Company issued as a onetime payment 100 shares of common stock in lieu of interest. On March 14, 2011, the Company issued 250 shares of common stock and 500 three (3) year warrants with an exercise price of $125 per share to the noteholder upon conversion of the $25,000 promissory note.

(8)	On January 25, 2011, the Company received $85,000 from a third party investor and issued a convertible promissory note. As a partial conversion of debt the Company on August 3, 2011 and August 10, 2011, issued 1,227 and 3,261 common shares, respectively at $15 per share and $10 per share reducing the principal amount by $10,000 and $15,000 respectively. The remaining $60,000 of principal was assigned, during August 2011, to various non-related third party investors in full satisfaction of this debt.

(9)	On March 11, 2011, the Company received $225,000 in "bridge loans" from three un-related parties and issued three convertible promissory notes. The Company issued as a onetime payment of 450 shares of common stock in lieu of interest. Simultaneously, the Company entered into a conversion agreement with each note holder converting at $100 per share and 2,250 shares of common stock were issued along with 4,500 warrants exercisable at $125 per share with a three (3) year term.

(10)	On March 14, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note. During August 2011, the noteholder made a series of assignments of its entire principal balance to various third party non-related investors.

(11)	On March 17, 2011, the Company issued to the noteholder 3,600,000 two (2) year warrants, at an exercise price of $0.25 per share and 2,250,000 shares of common stock valued at $425,000 as partial satisfaction of a $925,000 executed on January 25, 2010. A new convertible promissory note was executed in the remaining balance amount of $500,000. The following assignments of principal were executed by the noteholder to non-related third party investors: On July 26, 2011, August 3, 2011, August 11, 2011, August 15, 2011, August 24, 2011 and September 26, 2011, the note holder assigned $45,000, $45,000, $50,000, $50,000, $80,000 and $45,000, respectively. As of May 31, 2012, the Company is in default of this note.

(12)	On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated August 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in proceeds and incurred $3,500 in legal fees and issued a convertible promissory note in the amount of $68,500. Upon execution of the note, the Company instructed our stock transfer agent to reserve 1,530 shares of common stock per terms of the agreement. On September 30, 2011, October 11, 2011 and October 12, 2011, the noteholder converted: $36,666 of principal and the Company issued 8,200 shares at $5.38 per share, converted $21,919 of principal and the Company issued 5,329 shares at $4.13 per share and converted $9,915 of principal and the Company issued 3,366 shares at $4.13 per share, respectively.

(13)	On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $4,388,526. On July 25, 2011, the noteholder converted $3,200 of principal into 80,000 shares of common stock at a price of $0.04 per share, leaving a remaining principal balance of $4,385,326. On March 27, 2012, the noteholder agreed to extend the original maturity date to October 15, 2012.

(14)	On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $1,500,000. The following assignments were executed by the noteholder to non related third party investors: June 27, 2022 - $100,000, September 27, 2011 - $100,000, October 13, 2011 - $50,000, November 28, 2011 - 100,000, December 1, 2011 - $100,000, December 29, 2011 - $100,000, January 4, 2012 - $115,000, January 13, 2012 - $25,000, January 12, 2012 - $41,000 and January 16, 2012 - $25,000. On April 12, 2012, a noteholder assigned $75,000 of its principal to a third-party investor and the Company issued a convertible promissory note for the same value. On March 27, 2012, the noteholder agreed to extend the original maturity date to October 15, 2012.

(15)	On April 15, 2011, the noteholder, a former board member, renegotiated their former note dated January 25, 2010 into three (3) separate convertible promissory notes with this note amounting to $211,000. On March 27, 2012, the noteholder agreed to extend the original maturity date to October 15, 2012.

(16)	On May 15, 2022, the Company received $100,000 from a third party investor and issued a convertible promissory note. As of May 31, 2012, the Company is in default of this note.

(17)	On May 12, 2011, the Company received $125,000 from a third party investor and issued a convertible promissory note. Consequently, on May 16, 2011 the Company entered into a secured convertible promissory note with the same shareholder which combined a previous promissory note dated November 17, 2010 valued at $100,000 with the $125,000 convertible promissory note dated May 12, 2011, totaling $225,000. On November 11, 2011, the noteholder assigned 225,000 of its principal plus $5,000 in legal fees and $6,702 in accrued interest to a non-related third party investor and a new promissory note was issued in the amount of $236,702 - see Note #57.

(18)	On June 1, 2011, the Company received $25,000 from a third party investor and issued a convertible promissory note.

(19)	On June 1, 2011, the Company received $150,000 from a third party investor and issued a convertible promissory note.

(20)	Company instructed our stock transfer agent to reserves 6,933,744 shares of common stock per terms of the agreement. On December 23, 2011, January 4, 2012 and January 24, 2012, the noteholder converted $10,000, $8,000 and $14,000 of principal and the Company issued 6,250,000, 5,333,333 and 14,736,842 shares of common stock at $0.016, $0.015 and $0.00095 per share. On March 12, 2012, the noteholder converted $16,000 and the Company issued 35,165 shares at $0.45 per share. On March 12, 2012, the noteholder converted $14,400 of principal and interest and the Company issued 33,882 shares at $0.43 per share.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References - Table 1 (continued)

(21)	On May 23, 2011, the Company converted a $21,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011 and combined that with a $25,000 shareholder loan received on May 23, 2011, in consideration for issuing convertible promissory note maturing on May 31, 2012 totaling $46,000 and issued 550 three (3) year warrants with an exercise price of $50 per share. On October 6, 2011, the noteholder converted $46,000 of its note and the Company issued 6,133 shares at $7.50 per share.

(22)	On June 27, 2011, a noteholder assigned $100,000 of its $1.5 million outstanding promissory note to this non-related third party investor and the Company issued a convertible promissory note of the same value. The following conversions of principal into common stock were executed by the noteholder: On June 28, 2011, July 18, 2011, August 22, 2011 and September 13, 2011, $25,000 of principal was converted and 1,000 shares were issued at $30 per share, $25,000 of principal was converted and 1,663 shares were issued at $25 per share and $25,750 of principal was converted $25,000 of principal was converted and 6,831 shares were issued at $3.66 per share and 3,709 shares were issued at $69 per share, respectively. (23) On July 12, 2011, the Company received $50,000 from a third party investor and issued a convertible promissory note.

(24)	On June 15, 2011, the Company issued a convertible promissory note in the amount of $75,000 representing a shareholder advance made on behalf of the Company on November 11, 2010.

(25)	On June 15, 2011, the Company issued a convertible promissory note in the amount of $150,000 representing a shareholder advance made on behalf of the Company on December 13, 2010.

26)	On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On August 18, 2011, the Company issued 8,000 shares of its common stock at a variable conversion rate of $3.65 per share, thereby reducing the principal balance by $29,200. On August 30, 2011, the Company issued 2,286 shares of its common stock at a variable conversion rate of $19.10 per share, thereby reducing the principal balance by $20,800 resulting in the full satisfaction of the debt.

(27)	On August 24, 2011, a noteholder assigned $80,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On August 24, 2011, the Company issued 8,000 shares of its common stock at a conversion rate of $10 per share, thereby reducing the principal balance by $80,000 resulting in full satisfaction of the debt.

(28)	On August 12, 2011, a noteholder assigned $50,000 of its $500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. The following conversions of principal into common stock were executed by the noteholder: On August 25, 2011 and October 20, 2011, $15,000 of principal was converted and 979,752 shares were issued at $0.03 per share and $25,000 of principal was converted and 3,671,072 shares were issued at $0.13620 per share, respectively. On December 1, 2011, the noteholder cancelled a prior conversion dated October 20, 2011 and returned shares issued. On December 22, 2011, the noteholder converted $17,000 of principal and the Company issued 10,000,000 shares of common stock at $0.0017 per share. On March 2, 2012, the noteholder converted $10,000 of principal and the Company issued 23,256 shares of common stock at $0.43 per share. On April 5, 2012, the noteholder converted $2,500 of principal and the Company issued 8,065 shares of common stock at $0.31 per share.

(29)	On August 12, 2011, a noteholder that held two 8 % convertible promissory notes in the amounts of $85,000 and $50,000, dated as of January 25, 2011 and March 14, 2011, entered into an assignment agreement (the “agreement”) with third party investors assigning its remaining principal balances of $60,000 (January 25, 2011) and $50,000 (March 14, 2011) to various individuals reducing the original convertible promissory notes to a zero balance at August 31, 2011. Noteholder #37 was assigned $17,000. On August 17, 2011, the Company issued a wire transfer in full settlement of the outstanding principal balance. Noteholder #38 was assigned $15,000. Noteholder #39 was assigned $10,000. Noteholder #40 was assigned $10,000. Noteholder #42 was assigned $25,000. Noteholder #43 was assigned $10,000. Noteholder #44 was assigned $13,000. Noteholder #41 was assigned $10,000. On October 6, 2011, the noteholder #39 converted $10,000 of its note and the Company issued 1,333 shares of stock at $7.50 per share. On October 10, 2011, the noteholder #44 converted $13,000 of principal and the Company issued 1,733 shares of common stock at $7.50 per share.

(30)	On July 26, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value. On July 22, 2011, the noteholder converted all of its principal and the Company issued 3,000 shares of common stock at $15 per share.

(31)	On August 3, 2011, a noteholder assigned $45,000 of its $500,000 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value. On August 3, 2011, the noteholder converted the entire principal and the Company issued 6,000 shares of common stock at $7.50 per share.

(32)	On October 5, 2011, a noteholder assigned $50,000 of its $753,943 outstanding promissory note to a non-related third party investor and issued a new convertible promissory note for the same value. On October 10, 2011, the noteholder converted $50,000 of principal and the Company issued 10,000 shares of common stock at $10 per share, resulting in a full satisfaction of the debt.

(33)	On September 2, 2011, the Company incurred consulting fees of $40,000 and issued a convertible promissory note for the same value. Additionally, the Company also issued 1,600 4 year warrants with an exercise price of $25 per share.

(34)	On October 14, 2011, the Company received $83,000 in proceeds and issued a convertible promissory note. On March 27, 2012, the noteholder agreed to extend the maturity date to October 15, 2012.

(35)	On September 27, 2011, a noteholder assigned $275,000 of its principal to a non-related third party investor and the Company issued a new convertible promissory note of the same value. On October 7, 2011, October 25, 2011, November 14, 2011, November 28, 2011, December 8, 2011, December 28, 2011, January 10, 2012 and January 25, 2012 the noteholder converted $30,000, $35,000, $25,000, $25, 000, $25,000, $15,000, $15,000 and $19,000 of principal into 3,750,000, 5,631,536, 4,132,231, 5,543,237, 8,264,462, 5,454,545, 10,909,090 and 16,450,216 shares of common stock at $0.008, $0.006215, $0.00605, $0.00451, $0.00303, $0.00275, $0.00138 and $0.00116 per share. On March 6, 2012, the noteholder converted $24,000 and the Company issued 58,182 shares of common stock at $0.41 per share. On March 28, 2012, the noteholder converted $20,000 and the Company issued 75,188 shares of common stock at $0.27 per share.

(36)	On September 27, 2011, a noteholder assigned $100,000 of their debt to a non-related third party investor and the Company issued a convertible promissory note for the same value. On October 21, 2011, October 24, 2011, January 4, 2012 and January 10, 2012, the noteholder converted $25,000, $25,000, $25,000 and $18,900 of principal into 3,989,786, 3,937,008, 11,450,557 and 15,976,331 shares at a conversion price of $0.006266, $0.00635, $0.00218 and $0.00118 per share, respectively. On March 14, 2012, the noteholder converted $6,100 of principal and the Company issued 13,812 at $0.44 per share.

(37)	On September 26, 2011 a noteholder assigned $45,000 of its $500,000 outstanding promissory note and $30,000 of its $100,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for $75,000. The following conversions of principal into common stock were executed by the noteholder: On September 30, 2011, October 7, 2011 and October 14, 2011, $25,000 of principal was converted and 5,118 shares were issued at $4 per share, $20,000 of principal was converted and 4,878 shares were issued at $4.10 per share and $30,000 of principal was converted and 6,764 shares were issued at $4.10 per share, respectively.

(38)	On October 13, 2011, a note holder assigned $50,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On November 8, 2001, November 21, 2011 and December 27, 2011, the noteholder converted $20,000, $20,0000 and $10,000 of its note and the Company issued 7,547 shares at $2.65 per share, 8,542 shares at $2.34 per share and 15,000 shares at $0.67 per share, respectively.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References Table 1 (continued)

(39)	On November 11, 2011, a noteholder assigned 225,000 of its principal plus $5,000 in legal fees and $6,702 in accrued interest to a non-related third party investor and a new promissory note was issued in the amount of $236,702.On November 16, 2011, November 17, 2011 , January 5, 2012, January 16,2012 and February 8, 2012, the noteholder converted $5,000 of principal and interest on the 16th and 17th each and the Company issued a total of 833,334 shares of common stock at $0.012 per share, converted $18,876 of principal and interest with the Company issuing 13,517,000 shares of common stock at $.013965 per share, converted $19,861 of principal and interest with the Company issuing 23,000,000 shares of common stock at $0.008635 per share and converted $39,837 of principal and interest with the Company issuing 42,000,000 shares of common stock at $0.0009485 per share, respectively. On April 5, 2012, the noteholder converted $33,921.36 of principal and the Company issued 158,400 shares of common stock at $0.21 per share. On May 7, 2012, the noteholder converted $14,124.36 of principal and the Company issued 158,400 shares of common stock at $0.09 per share. On May 31, 2012, the noteholder converted $15,840.62 of principal and the Company issued 205,000 shares of common stock at $0.077per share.

(40)	On April 13, 2011, the Company converted $70,000 of “bridge loans’ received during the year ended February 28, 2011, into an interest free convertible promissory note with a maturity date of June 13, 2011. On May 23, 2011, the Company converted the $70,000 interest free convertible promissory note with a maturity date of June 13, 2011 with the related party in consideration of issuing a new promissory note – see note #27.

(41)	On May 23, 2011, the Company converted a shareholder loan in the amount of $25,000 in consideration for issuing convertible promissory note.

(42)	On August 15, 2011, the Company received $250,000 from a related party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $250,000 and the Company issued 250,000 shares of Series A 10% Cumulative Convertible Preferred Stock at a $1.00 per share.

(43)	On August 26, 2011, the Company received $250,000 from a third party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $250,000 and the Company issued 250,000 shares of Series A 10% Cumulative Convertible Preferred Stock at a $1.00 per share. On March 21, 2012, the noteholder converted $17,677 of its principal and the Company issued 75,769 shares of its common stock at $0.23 per share.

(44)	On October 14, 2011, the Company received $200,000 of proceeds from a related party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $200,000 and the Company issued 200,000 shares of Series A 10% Cumulative Convertible Preferred Stock at a $1.00 per share.

(45)	On October 4, 2011, the Company received $300,000 in proceeds from a related party investor and issued a convertible promissory note. On January 30, 2012, the noteholder converted the entire principal balance of $300,000 and the Company issued 300,000 shares of Series A 10% Cumulative Convertible Preferred Stock.

(46)	On October 7, 2011, the Company received $102,200 in proceeds from a third-party investor, net of $32,800 if fees and issued a convertible promissory note valued at $135,000. On May 11, 2012, the noteholder converted $12,000 of principal and the Company issued 109,091 shares of common stock at $0.11 per share. On May 30, 2012, the noteholder cancelled a previous conversion of $12,000 and returned 109,091 shares of common stock received back to the Company. On May 31, 2012, the noteholder converted $6,000 of principal and the Company issued 54,545 shares of common stock at $0.11 per share.

(47)	On January 4, 2012 the Company received $100,000 in proceeds from a third-party investor and issued a convertible promissory note.

(48)	On January 9, 2012 the Company received $250,000 in proceeds from a third-party investor and issued a convertible promissory note. As of May 31, 2012, the Company is in default of this note.

(49)	On January 4, 2012, a noteholder executed a partial assignment of $115,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value.

(50)	On November 28, 2011, a noteholder executed a partial assignment of $100,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On December 22, 2011, the noteholder converted $17,000 of its principal and the Company issued 10,000,000 shares at $0.0017 per share. On March 2, 2012, the noteholder converted $20,000 of its principal and the Company issued 48,980 shares at $0.41 per share. On April 10, 2012, the noteholder converted $10,000 of its principal and the Company issued 44,444 shares at $0.23 per share.

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References Table 1 (continued)

(51)	On December 1, 2011, a noteholder executed a partial assignment of $100,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On December 5, 2011, December 28, 2011 and January 18, 2012, the noteholder converted $20,000, $10,000 and $10,000 of principal and the Company issued 4,672,897, 7,194,245 and 11,560,694 shares of common stock at $0.00428, $0.00139 and $0.00087 per share. On March 13, 2012, the noteholder converted $10,000 of principal and the Company issued 24,242 shares of common stock at $0.41 per share. On May 23, 2012, the noteholder converted $10,937.50 of principal and the Company issued 140,000 shares of common stock at $0.078 per share. Additionally, the noteholder assessed a conversion penalty of $1,591.11 per note agreement.

(52)	On November 11, 2011, a noteholder executed an assignment of $150,000 of its principal to a third party investor, including $6,000 in interest and $9,360 in legal fees and the Company issued a convertible promissory note for $165,360. On November 11, 1011, the noteholder converted $39,732 of principal and the Company issued 6,600,000 shares of common stock at $0.00602 per share. On January 10, 2012, the noteholder converted $14,630 of principal and the Company issued 11,000,000 shares of common stock at $0.00133 per share. On February 8, 2012, the noteholder converted $31,374 of principal and interest and the Company issued 24,900,000 shares of common stock at $0.00126 per share. On March 22, 2012, the noteholder converted $21,560 of principal and the Company issued 77,000 shares of its common stock at $0.28 per share. On April 12, 2012, the noteholder converted $26,880 of principal and the Company issued 96,000 shares of its common stock at $0.28 per share. On May 1, 2012, the noteholder converted $20,860 of principal and the Company issued 149,000 shares of its common stock at $0.14 per share. As of May 31, 2012, the Company is in default of this note.

(53)	On December 12, 2011, the Company converted a $100,000 shareholder loan previously received during the prior fiscal year ended February 28, 2011 and issued a convertible promissory note for the same value.

(54)	On December 29, 2011, a noteholder executed a partial assignment of $100,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On January 3, 2012, January 4, 2012, January 18, 2012, January 20, 2012, January 27, 2012 and February 2, 2012, the noteholder converted $10,000, $10,000, $10,000, $10,000, $11,000 and $13,765 of principal and the Company issued 7,692,307. 8,333,333, 11,560,693, 11,764,705, 12,941,176 and 15,294,117 shares of common stock at $0.0013, $0.0013, $0.00865, $0.00085, $0.00085 and $0.00085 per share. On March 8, 2012, the noteholder converted $15,000 of principal and the Company issued 40,928 shares at $0.37 per share. On March 20, 2012, the noteholder converted $12,500 of principal and the Company issued 50,000 shares at $0.25 per share. On March 28, 2012, the noteholder converted $7,735.29 of principal and the Company issued 52,632 shares at $0.19 per share.

(55)	On January 16, 2012, a noteholder executed a partial assignment of $25,000 of its principal to a third party investor and the Company issued a convertible promissory note for the same value. On February 2, 2012, the noteholder converted $4,750 of principal and the Company issued 5,000,000 shares of common stock at $0.00095 per share. On March 7, 2012, the noteholder converted $10,125 of principal and the Company issued 22,925 shares of common stock at $0.44 per share.;

Note 12 – Convertible Promissory Notes (continued)

Table 1 (continued)

References Table 1 (continued)

(56)	On January 13, 2012, a noteholder assigned $41,000 of its $1,500,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On January 25, 2012, the noteholder converted $8,500 of principal and the Company issued 10,000,000 shares at $0.00085 per share. On March 5, 2012, the noteholder converted $10,000 of principal and the Company issued 26,667 shares at $0.37 per share. On March 29, 2012, the noteholder cancelled $6,000 of the principal balance though an amendment of the convertible promissory note. On March 29, 2012, the noteholder converted $6,500 of principal and the Company issued 71,429 shares at $0.09 per share.

(57)	On January 13, 2012, a noteholder assigned $25,000 of its $1,500,000 outstanding promissory note to a non-related third party investor. The Company incurred an additional $10,000 in legal fees and issued a new convertible promissory note for the $35,000. On February 2, 2012, the noteholder converted $4,750 of its principal and the Company issued 5,000,000 shares of its common stock at $0.00095 per share. On March 6, 2012, the noteholder converted $15,125 of its principal and the Company issued 36,300 shares of its common stock at $0.42 per share. On March 22, 2012, the noteholder converted $5,000 of its principal and the Company issued 36,300 shares of its common stock at $0.24 per share.

(58)	On February 17, 2012, the Company received $75,000 from a third party investor and issued a convertible promissory note.

(59)	On February 9, 2012, the Company received $10,000 from a third party investor and issued a convertible promissory note and 10,000 three (3) year warrants with an exercise price of $1 per share.

(60)	On January 12, 2012, the Company received $100,000 from a third party investor and issued a convertible promissory note.

(61)	On February 15, 2012, a noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On February 29, 2012, a noteholder assigned $75,000 of its $225,000 outstanding promissory note to a non-related third party investor. On April 4, 2012, a noteholder assigned $15,000 of its principal to a third-party investor and the Company issued a convertible promissory note for the same value.

(62)	On February 29, 2012, a noteholder assigned $75,000 of its $225,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On March 5, 2012, the noteholder converted $11,250 of principal and the Company issued 30,000 shares of its common stock at $0.38 per share. On March 21, 2012, the noteholder converted $6,300 of principal and the Company issued 30,000 shares of its common stock at $0.19 per share. On April 13, 2012, the noteholder converted $14,000 of principal and the Company issued 80,000 shares of its common stock at $0.18 per share. On May 30, 2012, the noteholder converted $6,750 of principal and the Company issued 90,000 shares of its common stock at $0.075 per share.

(63)	On November 15, 2011, the Company received $225,000 from a third-party investor incurring $6,750 of fees and issued a convertible promissory note valued at $231,750.

(64)	On January 17, 2012, the Company received $100,000 from a third-party investor and issued a convertible promissory note for the same value. Part of the conversion for note #67 was applied to note #77 as the noteholder converted more than the outstanding principal balance on March 28, 2012. On April 11, 2012, the noteholder converted $17,500 of principal and the Company issued 84,337 shares of common stock at $0.21 per share. On April 23, 2012, the noteholder converted $14,000 of principal and the Company issued 88,889 shares of common stock at $0.16 per share. On April 27, 2012, the noteholder converted $13,000 of principal and the Company issued 92,857 shares of common stock at $0.14 per share. On May 7, 2012, the noteholder converted $8,000 of principal and the Company issued 96,970 shares of common stock at $0.08 per share. On May 31, 2012, the noteholder converted $14,000 of principal and the Company issued 186,666 shares of common stock at $0.075 per share.

(65)	On April 4, 2012, a noteholder assigned $15,000 of its principal to a third-party investor and the Company issued a convertible promissory note for the same value. On April 13, 2012, the noteholder converted $15,000 of principal and the Company issued 150,000 shares at $0.10 per share (post split).

(66)	On April 12, 2012, a noteholder assigned $75,000 of its principal to a third-party investor and the Company issued a convertible promissory note for the same value.

(67)	On March 2, 2012, the Company received $50,000 in proceeds from a third-party investor and issued a convertible promissory note for the same value.

(68)	On March 28, 2012, the Company received $250,000 in proceeds from a third-party investor and issued a convertible promissory note for the same value.

(69)	On April 16, 2012, the Company received $75,000 in proceeds from a third-party investor and issued a convertible promissory note for the same value.

(70)	On April 18, 2012, a noteholder assigned $20,000 of its principal to a third-party investor and the Company issued a convertible promissory note for the same value. On April 23, 2012, the noteholder converted $10,000 of principal and the Company issued 50,000 shares at $0.20 per share. On May 25, 2012, the noteholder converted $5,000 of principal and the Company issued 100,000 shares at $0.05 per share.

(71)	On April 23, 2012, the Company received $19,500 in proceeds from a third-party investor and issued a convertible promissory note for the same value.

Note 12 – Convertible Promissory Notes (continued) Table 2

								Amortization of
								Debt Discount for
Non-Related Party				Debt Discount				the three months ending
Note #	Ref #	Conversion Price Per Share 5/31/12	Number of shares Convertible 5/31/12	FMV of Warrants	BCF	Derivatives	Total Debt Discount	5/31/12	5/31/11	Remaining Period of Debt Discount

01	(1)	$ 250.000	-	$ 19,500	$ 8,000	$ -	$ 27,500	$ -	$ 4,244	0 mths
02	(2)	$ 250.000	-	100,000	50,000	-	150,000	-	32,251	0 mths
03	(3)	$ 200.000	-	55,000	-	-	55,000	-	-	0 mths
04	(4)	$ 1.000	8,912	-	41,020	13,926	54,946	-	17,665	0 mths
05	(5)	$ 100.000	-	16,500	30,000	-	46,500	-	24,360	0 mths
06	(5)	$ 0.162	154,321	6,250	2,500	-	8,750	-	2,912	0 mths
07	(5)	$ 0.162	154,321	6,250	2,500	-	8,750	-	2,912	0 mths
08	(5)	$ 100.000	-	6,250	2,500	-	8,750	-	2,912	0 mths
09	(6)	$ 0.477	-	-	85,000	-	85,000	-	28,428	0 mths
10	(5)	$ 100.000	-	61,000	39,000	-	100,000	-	100,000	0 mths
11	(5)	$ 100.000	-	61,000	39,000	-	100,000	-	100,000	0 mths
12	(5)	$ 100.000	-	15,250	9,750	-	25,000	-	25,000	0 mths
13	(6)	$ 0.477	-	-	30,607	19,393	50,000	-	22,625	0 mths
14	(7)	$ 100.000	1,850	175,000	225,000	-	400,000	-	97,125	0 mths
15	(8)	$ 50.000	-	-	61,650	-	61,650	-	25,668	0 mths
17	(9)	$ 0.162	223,199	-	344,160	2,092,878	2,437,038	306,158	306,314	0 mths
18	(10)	$ 50.000	13,380	-	150,000	-	150,000	-	104,696	0 mths
19	(9)	$ 0.162	223,199	-	16,549	100,624	117,173	14,773	14,720	0 mths
20	(11)	$ 50.000	2,000	-	-	-	-	-	1,248	0 mths
21	(12)	$ 50.000	-	-	90,000	-	90,000	-	4,212	0 mths
22	(13)	$ 50.000	-	38,250	135,000	-	173,250	-	6,825	0 mths
23	(12)	$ 50.000	500	-	15,000	-	15,000	-	-	0 mths
24	(12)	$ 50.000	3,000	-	90,000	-	90,000	-	-	0 mths
25	(14)	$ 0.477	-	-	60,000	-	60,000	4,272	-	0 mths
28	(15)	$ 50.000	-	8,740	37,260	-	46,000	-	-	0 mths
29	(16)	$ 0.520	-	-	46,875	41,677	88,552	-	-	0 mths
30	(12)	$ 50.000	1,000	-	-	-	-	-	-	0 mths
31	(12)	$ 50.000	1,500	-	75,000	-	75,000	-	-	0 mths
32	(12)	$ 50.000	3,000	-	145,296	4,704	150,000	-	-	0 mths
33	(17)	$ 0.484	-	-	-	-	-	-	-	0 mths
34	(18)	$ 10.000	-	-	80,000	-	80,000	-	-	0 mths
35	(19)	$ 0.075	73,333	-	-	42,361	42,361	-	-	0 mths
37	(20)	$ 50.000	-	-	-	-	-	-	-	0 mths
38	(21)	$ 50.000	300	-	-	-	-	-	-	0 mths
39	(21)	$ 50.000	-	-	-	-	-	-	-	0 mths
40	(22)	$ 50.000	200	-	-	-	-	-	-	0 mths
42	(22)	$ 50.000	500	-	-	-	-	-	-	0 mths
43	(21)	$ 50.000	200	-	-	-	-	-	-	0 mths
44	(22)	$ 50.000	-	-	-	-	-	-	-	0 mths
46	(23)	$ 50.000	-	-	15,000	-	15,000	-	-	0 mths
47	(24)	$ 50.000	-	-	30,000	-	30,000	-	-	0 mths
48	(25)	$ 5.000	-	-	-	-	-	-	-	0 mths
50	(26)	$ 25.000	1,600	8,800	31,200	-	40,000	-	-	0 mths
51	(27)	$ 50.000	1,660	-	-	-	-	-	-	0 mths
52	(28)	$ 5.500	7,636	-	250,000	-	250,000	-	-	0 mths
53	(29)	$ 0.075	-	-	-	100,000	100,000	6,100	-	0 mths
54	(30)	$ 0.001	-	-	-	75,000	75,000	-	-	0 mths
56	(29)	$ 0.075	-	-	-	50,000	50,000	-	-	0 mths
57	(31)	$ 0.075	446,845	-	-	100,840	100,840	22,140	-	5 mths
58	(35)	$ 5.500	23,455	-	-	-	-	-	-	0 mths
59	(36)	$ 0.162	223,199	-	-	23,967	23,967	10,810	-	0 mths
61	(38)	$ 0.075	223,199	-	-	45,876	45,876	10,795	-	7 mths
62	(38)	$ 0.075	706,667	-	-	100,000	100,000	19,536	-	6 mths

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)								Amortization of
								Debt Discount for
Non-Related Party				Debt Discount				the three months ending
Note #	Ref #	Conversion Price Per Share 5/31/12	Number of shares Convertible 5/31/12	FMV of Warrants	BCF	Derivatives	Total Debt Discount	5/31/12	5/31/11	Remaining Period of Debt Discount
63	(38)	$ 0.075	348,077	-	-	100,000	100,000	33,894	-	3 mths
64	(39)	$ 0.105	219,173	-	-	45,298	45,298	-	-	0 mths
65	(40)	$ 50.000	4,000	-	-	-	-	-	-	0 mths
66	(41)	$ 0.162	223,199	-	-	-	-	-	-	0 mths
67	(38)	$ 0.075	-	-	-	100,000	100,000	35,235	-	0 mths
68	(38)	$ 0.090	-	-	-	25,000	25,000	20,250	-	0 mths
69	(42)	$ 0.075	133,333	-	-	26,371	26,371	13,156	-	2 mths
70	(43)	$ 0.090	112,500	-	504	30,691	31,195	17,859	-	3 mths
71	(44)	$ 0.075	1,000,000	-	5,409	69,591	75,000	18,860	-	9 mths
72	(45)	$ 5.000	2,000	2,000	-	-	2,000	276	-	21 mths
73	(36)	$ 0.162	223,199	-	-	8,764	8,764	4,300	-	0 mths
74	(46)	$ 0.043	223,199	-	-	46,661	46,661	3,192	-	7 mths
75	(44)	$ 0.075	357,333	-	-	74,377	74,377	47,940	-	4 mths
76	(47)	$ 6.250	37,080	-	-	-	-	-	-	0 mths
77	(48)	$ 0.075	416,471	-	-	67,378	67,378	38,456	-	4 mths
78	(49)	$ 0.043	-	-	-	15,000	15,000	15,000	-	0 mths
79	(50)	$ 0.075	223,199	-	-	46,844	46,844	3,675	-	19 mths
80	(51)	$ 0.075	400,000	-	-	50,000	50,000	20,066	-	8 mths
82	(36)	$ 0.162	223,199	-	-	37,124	37,124	8,415	-	5 mths
83	(43)	$ 0.090	55,556	-	-	20,000	20,000	15,000	-	3 mths
84	(51)	$ 0.075	260,000	-	-	19,500	19,500	2,166	-	10 mths
			6,960,491	579,790	2,243,780	3,593,845	6,417,415	692,324	924,117
Related Party
16	(32)	$ 100.000	-	-	18,200	-	18,200	-	12,288	0 mths
26	(12)	$ 50.000	500	-	25,000	-	25,000	-	-	0 mths
27	(12)	$ 50.000	1,400	-	70,000	-	70,000	-	-	0 mths
41	(21)	$ 50.000	200	-	-	-	-	-	-	0 mths
36	(33)	$ 25.000	-	-	-	-	-	-	-	0 mths
45	(33)	$ 25.000	-	-	250,000	-	250,000	-	-	0 mths
49	(34)	$ 25.000	-	-	166,667	-	166,667	-	-	0 mths
55	(34)	$ 6.000	-	-	250,000	-	250,000	-	-	0 mths
60	(37)	$ 6.000	41,667	-	-	-	-	-	-	0 mths
81	(52)	$ 6.000	41,667	-	-	-	-	-	-	0 mths
			85,434	-	779,867	-	779,867	-	12,288

			7,045,925	$ 579,790	$ 3,023,647	$ 3,593,845	$ 7,197,282	$ 692,324	$ 936,405

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

(4)	There is a conversion option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $250 per share or the lowest price the Company’s common stock is sold in a public financing.

(5)	There is a conversion option price of $100 per share.

(6)	The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(7)	There is a conversion option price of $100 per share. The Company issued to the noteholder 7,200 2 year warrants, at an exercise price of $125 per share and valued the two (2) year warrants using the Black–Scholes method at $36.75 per share, resulting in a total value of $175,000 assuming a fair value per share of $110, risk-free interest rate of 0.60% and 143.05% volatility index.

(8)	The lender shall have the option to convert the outstanding principal of this note at a Fifty Percent (50%) discount to the "Fair Market Value" (the "Conversion Rate") but not to exceed $50 per share. However, should the Borrower effect a forward split, the ceiling price of $50 per share shall be discounted down according to the split ratio and notwithstanding, the ceiling prices shall be negotiable at the Lender's request. In no case shall the conversion price be less than $0.05.

(9)	The conversion price shall equal the variable conversion price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%).The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(10)	Upon any conversion of this note, the conversion price up until July 15, 2011 shall be the lesser of $100 per share or equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. From July 16, 2011 the conversion price shall equal the variable conversion price. The “Variable Conversion Price” shall mean 90% multiplied by the Market Price (representing a discount rate of 10%); provided, however, that in no event shall the variable conversion price at any time be less than $50.

(11)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $100 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50.

(12)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50.

(13)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price which is the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50. The Company has issued 5,400 warrants as interest and penalty. The three (3) year warrants were valued using the Black–Scholes method at $8.75 per share, assuming a fair value per share of $35, risk-free interest rate of 0.93% and 138.90% volatility index.

(14)	The conversion price shall equal the Variable Conversion Price subject to equitable adjustments for stock splits, stock dividends or right offerings by the Borrower relating to the Borrower's securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. The "Variable Conversion Price" shall mean 55% multiplied by the Market Price. The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

(15)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of The Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date and that in no event shall the variable conversion price at any time be less than $50. The Company issued 550 three (3) year warrants with an exercise price of $50 per share valued using the Black–Scholes method at $39.20 per share, assuming a fair value per share of $50, risk-free interest rate of 0.91% and 142.07% volatility index.

(16)	Upon any conversion of this Note, the conversion price up until July 15, 2011 shall be $25 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From July 16, 2011until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 60% of the Market Price means the average of the lowest (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References Table 2 (continued)

(17)	The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. From August 12, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 55% of the average closing price for the Common Stock during the five (5) Trading Day periods ending on the latest complete Trading Day prior to the Conversion Date.

(18)	The noteholder has the option to exchange the amount outstanding into the shares of the Company’s common stock at a conversion price of $10 per share until maturity.

(19)	The note holder shall have the right, from time to time, commencing on the issue date, to convert any part of the outstanding interest or principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. From August 12, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 50% of the average closing price for the Common Stock during the five (5) Trading Day periods ending on the latest complete Trading Day prior to the Conversion Date.

(20)	Upon any conversion of this Note, the conversion price up until October 15, 2011 for $12,000 of the note and up until November 1, 2011 for $5,000 the conversion price shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From October 16, 2011 for $12,000 of the note and up until November 2, 2011 for $5,000 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than $50 per share.

(21)	Upon any conversion of this note, the conversion price up until November 1, 2011 shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From November 2, 2011, until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than $50 per share.

(22)	Upon any conversion of this note, the conversion price up until October 15, 2011 shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From October 16, 2011, until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date provided, however, that in no event shall the Variable Conversion Price at anytime be less than $50 per share. On October 12, 2011, the noteholder #40 and #42 entered into an amendment that modified the conversion dates by deleting October 15, 2011 and replacing it with February 15, 2012 and by deleting October 16, 2011 and replacing it with February 16, 2012.

(23)	Upon any conversion of this Note, the conversion price up until August 15, 2011 shall be $15 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, however, that in no event shall the Variable Conversion Price at anytime be less than $50.

(24)	Upon any conversion of this Note, the conversion price up until August 4, 2011 shall be $7.50 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From August 5, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, however, that in no event shall the Variable Conversion Price at anytime be less than $50.

(25)	Upon any conversion of this note, from October 5, 2011 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP"). The VCP shall mean 60% of the average closing price during the ten (10) trading day period ending on the latest complete trading date prior the conversion date. In no event shall the VCP at any time be less than $5 per share. Market price means the average of the lowest 3 trading prices during the 10 day trading period.

(26)	Upon any conversion of this note, up until December 15, 2012 the conversion price is fixed at $6. From December 16, 2011 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP"). The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than $25 per share floor. Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date. In connection with the note, the Company issued to the noteholder 1,600, four (4) year warrants, par value of $0.00001 per share, at an exercise price of $25 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions: risk-free interest rate of 0.88%, dividend yield of 0.0%, volatility factor of 139.70% and expected life of four (4) years).

(27)	Upon any conversion of this note, up until December 15, 2012 the conversion price is fixed at $10. From December 16, 2011 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP"). The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than $50 per share. Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date.

(28)	Upon any conversion of this note, the holder of this note can convert at a 45% discount from the lowest trading price in the three trading days prior to the day that the holder requests conversion. The holder may not convert the note into common stock if the market price is below $5.50 (the "initial floor price"). If the stock does not close above the initial floor price for three (3) consecutive days in the fifteen (15) days following the date of the sub-floor trade, the floor will be amended to $2.75 (the “amended floor price”). If the common stock trades below the amended floor price (the “second sub-floor trade”), the stock must close above the amended floor price for three (3) consecutive days in the fifteen days following the date of the second sub-floor trade in order for this agreement to remain bound by the amended floor price. If the stock is unable to close above the amended floor price for three (3) consecutive days in the fifteen days following the date of the second sub-floor trade, I) the floor will be amended to a price that is 50% of the average of the lowest three trading prices during the prior ten days (the “market determined floor”). If the common stock trades below the market determined floor (the “market sub-floor trade”), the stock must close above the market determined floor for three (3) consecutive days in the fifteen days following the date of the market sub-floor trade in order for this agreement to remain bound by the market determined floor. If the stock is unable to close above the market determined floor for three (3) consecutive days in the fifteen days following the market sub-floor trade, the floor will be continuously priced by way of the of the amended floor price until the principal and accrued interest owed to the investor represented by this note has been fully exhausted.

(29)	Upon any conversion of this note, from October 13, 2011 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP"). The VCP shall mean 50% of the average closing price during the three (3) trading day period ending on the latest complete trading date prior the conversion date.

(30)	Upon any conversion of this note, from September 26, 2011 until maturity date, the conversion price will equal the Variable Conversion Price (the "VCP"). The VCP shall mean 50% of the average closing price during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References Table 2 (continued)

(31)	Upon any conversion of this note, from November 12, 2011 to December 31, 2011, the conversion price is fixed at $6 per share. From January 1, 2012 until maturity date the conversion price will equal the Variable Conversion Price (the "VCP"). The VCP shall mean 50% of the average lowest closing price during the three (3) trading day period during the ten (10) trading days ending on the latest complete trading date prior the conversion date.

(32)	If payment of the promissory note is not made by maturity date, the holder of the note has the right to convert the $70,000 into 350,000 shares of common stock, valued at $100 per share and receive 1,400 six (3) year warrants exercisable at $125 per share.

(33)	Upon any conversion of this note, the conversion price up until December 15, 2011 shall be $6 per share (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). From December 16, 2011 until maturity the conversion price will equal the “variable conversion price”. The variable conversion price shall mean 90% of the average closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date, provided, however, that in no event shall the variable conversion price at any time be less than $25. On December 12, 2011, the noteholder entered into an amendment that modified the conversion dates by deleting December 15, 2011 and replacing it with February 15, 2012 and by deleting December 16, 2011 and replacing it with February 16, 2012. On January 30, 2012, terms of the promissory note were modified to include the noteholder's ability to convert outstanding interest or principal into fully paid and non-assessable shares of the Company's Series A 10% Cumulative Convertible Preferred Stock.

(34)	Upon any conversion of this note, up until January 15, 2012 the conversion price is fixed at $6. From January 16, 2012 until maturity the conversion price will be equal to the Variable Conversion Price ("the VCP"). The VCP shall mean 90% of the average closing price during the ten (10) day trading period and not to be less than $25 per share floor. Market price means the average of the three lowest trading prices on the latest complete trading prior to conversion date. On December 12, 2011, the noteholder entered into an amendment that modified the conversion dates by deleting January 15, 2012 and replacing it with March 15, 2012 and by deleting January 16, 2012 and replacing it with March 16, 2012. On January 30, 2012, terms of the promissory note were modified to include the noteholder's ability to convert outstanding interest or principal into fully paid and non-assessable shares of the Company's Series A 10% Cumulative Convertible Preferred Stock.

(35)	Upon any conversion of this note, the holder of this note can convert at a 45% discount from the lowest trading price in the three trading days prior to the day that the holder requests conversion. The holder may not convert the note into common stock if the market price is below $5.50 (the "initial floor price"). If the stock does not close above the initial floor price for three (3) consecutive days in the fifteen (15) days following the date of the sub-floor trade, the floor will be amended to $2.75 (the amended floor price).

(36)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date.

(37)	There is a conversion option price of $6 per share

(38)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 50% multiplied by the Market Price. The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date.

(39)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 70% multiplied by the Market Price. The Market Price means the lowest Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date.

(40)	Up until February 15, 2012, the conversion price shall be $10 per share. From February 16, 2012 until maturity the conversion price will equal the Variable Conversion Price ("VCP"). The VCP shall mean 90% multiplied by the Market Price. The Market Price means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date. Trading price means, the closing bid price on the OTC Bulletin Board, or other applicable trading market as reported by a reliable reporting service mutually acceptable to the maker or holder. However, in no event shall the VCP at any time be less than $50 per share. In connection with the note, the Company issued to the noteholder 20,000 one-year Series 1 Warrants, par value of $0.00001 per share, at an exercise price of $10 per share. These warrants were valued using the Black-Scholes method assuming a fair value of $3.44, risk-free interest rate of 50% and 240.32% volatility index.

(41)	Up until May 8, 2012, the conversion price shall be $7.50 per share. Beginning May 9, 2012 and until payment in full of the entire outstanding balance, the Conversion Price will equal variable conversion price ("VCP"). The variable conversion price shall mean 90% of the lowest three (3) day Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

(42)	Upon any conversion for this note, the conversion price shall means the lesser of a) the product of multiplying 0.5 times the low traded price of the Company's common stock for the twenty (20) day period immediately preceding the date at which the Holder, by written notice (by email, facsimile, or otherwise) gives notice to the Company of its election to convert this debenture into the Company's common stock, or b) $5.

(43)	Upon any conversion of this note, from January 13, 2012 until maturity date the conversion price will be equal the Variable Conversion Price (the "VCP"). The VCP shall mean 50% of the average closing price during the three (3) trading day period ending on the latest complete trading date prior the conversion date.

(44)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 50% multiplied by the Market Price. The Market Price means the average of the lowest two (2) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date. Trading price means, the closing bid price on the OTC Bulletin Board, or other applicable trading market as reported by a reliable reporting service mutually acceptable to the maker or holder.

(45)	Upon any conversion for this note, the conversion price shall equal the rate of $5 per share for common stock. On January 30, 2012, the Company agreed with the noteholder to convert the entire principal balance of $250,000 and issue 250,000 shares of Series A 10% Cumulative Convertible Preferred Stock.

(46)	Upon any conversion for this note, the conversion price shall equal the Variable Conversion Price ("VCP"). The VCP shall mean 25% multiplied by the Market Price. The Market Price means the average of the closing price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to Conversion Date. Trading price means, the closing bid price on the OTC Bulletin Board, or other applicable trading market as reported by a reliable reporting service mutually acceptable to the maker or holder.

(47)	Upon conversion of this note, the conversion price shall be $6.25 per share.

(48)	Upon any conversion of this note, the conversion price shall be equal to the Variable Conversion Price ("VCP"). The VCP shall mean 50% multiplied by the lowest trading price, determined on the current trading market for the Company's common stock, during the 10 trading days prior to conversion (the "Set Price") at the option of the Holder, in whole or at any time from time to time.

Note 12 – Convertible Promissory Notes (continued)

Table 2 (continued)

References Table 2 (continued)

(49)	Upon any conversion of this note, the conversion price shall be equal to the Variable Conversion Price ("VCP"). The VCP shall mean 25% of the average closing price for the common stock during the ten (10) day period ending on the latest complete trading day prior to the conversion date.

(50)	Upon any conversion of this note, the conversion price shall be equal to the Variable Conversion Price ("VCP"). The VCP will equal 50% of the Market Price. The Market Price means the lowest Trading Price during the Pricing Period. The Pricing period shall mean the ten trading days preceding the date of the applicable conversion notice.

(51)	Upon any conversion of this note, the conversion price shall be equal to the Variable Conversion Price ("VCP"). The VCP will equal 50% of the Market Price. The Market Price means the average of the lowest three (3) Trading Prices for the common stock during the ten (10) Trading Day period ending on the most completed Trading Day prior to the Conversion Date.

(52)	Upon any conversion of this note, the conversion price shall be equal to a fixed rate of $6.00 per share ($0.012 pre-split).

Note 12 – Convertible Promissory Notes (Continued)

Table 3

		Value			Derivative Liability
Note #	Initial Fair Value	Previous	Current	Gain (Loss)	5/31/2012	2/29/2012
17	$2,092,878	$8,080	$20,981	$(12,901)	$20,981	$8,080
19	100,624	8,080	20,981	(12,901)	20,981	8,080
25	60,000	18,947	-	18,947	-	18,947
29	41,677	18,504	-	18,504	-	18,504
35	42,361	18,430	13,396	5,034	13,396	18,430
53	100,000	9,412	-	9,412	-	9,412
57	100,840	67,490	50,414	17,076	50,414	67,490
59	23,967	10,169	20,981	(10,812)	20,981	10,169
61	45,876	36,659	50,973	(14,314)	50,973	36,659
62	100,000	130,965	87,765	43,200	87,765	130,965
63	100,000	97,654	79,220	18,434	79,220	97,654
64	45,298	12,707	27,178	(14,471)	27,178	12,707
67	100,000	57,307	-	57,307	-	57,307
68	25,000	32,384	-	32,384	-	32,384
69	26,371	25,238	23,124	2,114	23,124	25,238
70	30,691	36,520	25,685	10,835	25,685	36,520
71	69,591	131,567	228,937	(97,370)	228,937	131,567
73	8,764	8,080	20,981	(12,901)	20,981	8,080
74	46,661	39,224	51,111	(11,887)	51,111	39,224
75	74,377	74,377	81,806	(7,429)	81,806	74,377
77	67,378	74,408	95,219	(20,811)	95,219	74,408
78	15,000	-	-	15,000	-	-
79	46,844	-	51,113	(4,269)	51,113	-
80	50,000	-	91,600	(41,600)	91,600	-
82	37,124	-	49,898	(12,774)	49,898	-
83	20,000	-	12,722	7,278	12,722	-
84	19,500	-	59,540	(40,040)	59,540	-
	3,490,822	916,202	1,163,625	(58,955)	1,163,625	916,202

Preferred Series A
	538,328	1,338,017	396,575	941,442	396,575	1,338,017

	$4,029,150	$2,254,219	$1,560,200	$882,487	$1,560,200	$2,254,219

Note 12 – Convertible Promissory Notes (Continued)

Table 3(a) Black-Scholes option pricing model assumptions for derivative liabilities

		Expected Volatility			Risk-Free Interest Rate			Expected Life
Note #	Dividend Yield	Initial Fair Value	Previous Fair Value	Current Fair Value	Initial Fair Value	Previous Fair Value	Current Fair Value	Initial Fair Value	Previous Fair Value	Current Fair Value
17	0.00%	133.43%	105.48%	12.29%	0.24%	0.08%	0.03%	1 yr	2.0 mths	1mth(s)

19	0.00%	133.43%	105.48%	12.29%	0.24%	0.08%	0.03%	1 yr	2.0 mths	1mth(s)

25	0.00%	141.22%	43.7%	0%	0.18%	0.08%	0.00%	1 yr	1.0 mths	0mth(s)

29	0.00%	147.94%	142.19%	12.29%	0.18%	0.08%	0.03%	1 yr	3.0 mths	1mth(s)

35	0.00%	285.9%	142.19%	119.47%	0.11%	0.08%	0.03%	1 yr	3.0 mths	2mth(s)

53	0.00%	389.82%	266.38%	165.23%	0.11%	0.13%	0.07%	1 yr	7.0 mths	4mth(s)

57	0.00%	247.29%	262.25%	199.49%	0.12%	0.18%	0.04%	9mths	7mths	6mth(s)

59	0.00%	142.81%	142.81%	12.29%	0.02%	0.04%	0.03%	3mths	2mths	1mth(s)

61	0.00%	256.9%	270.79%	210.89%	0.02%	0.13%	0.14%	1 yr	10mths	7mth(s)

62	0.00%	257.57%	262.89%	190.76%	0.13%	0.13%	0.07%	11mths	8mths	5mth(s)

63	0.00%	244.07%	267.74%	205.36%	0.12%	0.13%	0.14%	1 yr	9mths	6mth(s)

64	0.00%	208.98%	0.38%	12.29%	0.12%	0.18%	0.03%	3mths	1mth	1mth(s)

67	0.00%	252.83%	267.74%	204.97%	0.12%	0.13%	0.14%	11mths	9mths	6mth(s)

68	0.00%	258.86%	270.79%	210.89%	0.11%	0.13%	0.14%	1 yr	10 mths	7mth(s)

69	0.00%	241.75%	154.52%	114.86%	0.06%	0.13%	0.03%	6mths	5mths	2mth(s)

70	0.00%	259.47%	270.79%	210.89%	0.10%	0.13%	0.14%	1 yr	10mths	7mth(s)

71	0.00%	255.49%	273.81%	235.92%	0.18%	0.18%	0.14%	1 yr	1 yr	9mth(s)

73	0.00%	117.06%	105.48%	21.45%	0.03%	0.08%	0.03%	3mths	2mths	1mth(s)

74	0.00%	273.4%	272.66%	273.4%	0.18%	0.18%	0.04%	1 yr	11mths	8mth(s)

75	0.00%	274.36%	273.81%	235.2%	0.18%	0.18%	0.14%	1 yr	1 yr	9mth(s)

77	0.00%	260.51%	272.31%	214.93%	0.11%	0.18%	0.14%	1 yr	11mths	8mth(s)

78	0.00%	282.18%	%	234.51%	0.19%		0.14%	8mths		8mth(s)

79	0.00%	301.47%	%	318.74%	0.27%		0.0014	21mths		19mth(s)

80	0.00%	294.59%	%	299.2%	0.17%		0.18%	12mths		10mth(s)

82	0.00%	206.22%	%	190.76%	0.14%		0.0014	6mths		5mth(s)

83	0.00%	287.73%	%	299.2%	0.18%		0.18%	12mths		10mth(s)

84	0.00%	287.82%	%	299.2%	0.17%		0.0018	11mths		10mth(s)

Preferred Series A

	0.00%	130%	293.33%	325.18%	0.80%	24.00%	0.27%	24mth(s)	24mth(s)	24mth(s)

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

The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. The Company had 1,809,611 and 583,243 shares issued and outstanding as of May 31, 2012 and 2011, respectively.

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

Dividends in arrears on the outstanding preferred shares total $50,042 as of May 31, 2012.

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

For the three months ended May 31, 2012, the Company, in accordance with ASC 815-40, determined the fair value of the Preferred Series A stock to be $396,575, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.27%, expected volatility of 325.18.02%, and expected life of 2 years (based on the current rate of conversion). Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The change in fair value of the Preferred Series A derivative liability resulted in current year non-operating income included in operations of $941,442.

The Company has authorized 3,000,000 shares of Series B 10% Cumulative Convertible Preferred Stock consisting of 3,000,000 shares (the “Series B Preferred Stock”). The holders of record of shares of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series B Preferred Stock. Preferred stockholders may elect to convert all or any part of such holder’s shares into Common Stock at a conversion formula of the greater of (i.e. whichever formula yields the greater number of shares of Common Stock upon conversion): (1) twelve and one-half (12.5) shares of Common Stock for each share of Series B Preferred Stock converted or

Note 13 – Stockholders’ Deficit (continued)

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

There were no Series B Preferred shares issued and outstanding at May 31, 2012.

The Company has authorized 1,750,000 shares of Series C Senior Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock is convertible into one hundred (100) shares of the Company’s Common Stock. Holders of the Series C Preferred Stock shall be entitled to no votes for each share of Series C Preferred Stock held.

There were no Series C Preferred shares issued and outstanding at May 31, 2012.

It is the Company’s intent to replace these unissued Series B and C shares with a new Series B, C and D preferred stock in 2012.

Preferred stock subscribed

During the three months ended May 31, 2012, the Company received cash proceeds of $410,000 and $20,000 in the previous year ended February 29, 2012 totaling $430,000 for subscription of 86,000 shares of Series B Preferred stock and 70,000 warrants to purchase common shares with an exercise price of $2.50 expiring in one year.

 It is the Company’s intent to issue new Series B preferred stock to the investors who have subscribed to the Company’s preferred Series B during the quarter ended May 31, 2012.

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

On May 2, 2012, our board of directors consented to (i) effect a 500-to-1 reverse split of the Company’s common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000 and became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On June 26, 2012, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 5,000,000 to 500,000,000.

Note 13 – Stockholders’ Deficit (continued)

During the three months ended May 31, 2012, the Company issued 10,000 shares of common stock and 20,000 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $11,740. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.19%, dividend yield of -0-%, volatility factor of 287.30% and expected life of 1 year.

During the three months ended May 31, 2012, the Company converted a series of promissory notes and issued 3,202,358 shares of the Company's common valued at $581,433, incurring $46,850 of penalties for tardy conversions.

During the three months ended May 31, 2012, the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

Common Stock Warrants

At May 31, 2012, there were 252,290 warrants outstanding with a weighted average exercise price of $127 and weighted average life of 1.25 years. During the three months ended May 31, 2012, 300 warrants expired.

Common Stock Options

At May 31, 2012, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 9.29 years. During the three months ended May 31, 2012, no options were exercised.

Note 14 - Commitments and Contingencies

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

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2013	FY2014	FY2014 and beyond	Totals
Carriage Fees	$171,125	$108,833	$-0-	$279,958
Consulting	111,818	95,090	95,090	301,999
Leases	21,496	21,496	195,923	238,915
Other	71,703	71,703	-0-	143,406
Totals	$376,142	$297,122	$291,013	$964,278

Legal Matters

We are otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims employment issues, and vendor matters. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which are not in accord

Note 14 - Commitments and Contingencies (continued)

with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

The Company is a defendant in a lawsuit filed by Liquidis Marketing, Inc. in Illinois state court alleging that Next 1 owes $350,000 from a production and content distribution agreement provided for the Company’s video on demand network. The Company is vigorously defending the allegations.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC was assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at May 31, 2012.

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

Note 15 – Segment Reporting (continued)

The tables below present information about reportable segments for the three months ended May 31, 2012 and May 31, 2011:

	2012	2011

Revenues:
Media	$723	$116,970
Travel	167,673	177,267
Segment revenues	$168,396	$294,237

	2012	2011

Operating Expenses:
Media	$3,233	$1,168,776
Travel	748,329	58,128
Segment expenses	$751,562	$1,226,904

	2012	2011

Net Income (Loss):
Media	$(2,509)	$(1,051,806)
Travel	(580,656)	119,139
Segment Net Loss	$(583,165)	$(932,667)

The Company did not generate any revenue outside the United States for the three months ended May 31, 2012 and May 31, 2011, and the Company did not have any assets located outside the United States.

Note 16 – Fair Value Measurements

The Company has adopted new guidance under ASC Topic 820, effective January 1, 2009. New authoritative accounting guidance (ASC Topic 820-10-15) under ASC Topic 820, Fair Value Measurements and Disclosures, delayed the effective date of ASC Topic 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until 2009.

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

Note 16 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as of May 31, 2012, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	5/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A convertible redeemable preferred stock with reset provisions	$396,575	-0-	-0-	$396,575
Convertible promissory note with embedded conversion option	1,163,625	-0-	-0-	1,163,625
Total	$1,560,200	-0-	$-0-	$1,560,200

The following table sets forth a summary of changes in fair value of our derivative liabilities for the three months ended May 31, 2012:

Beginning balance, February 29, 2012	$2,254,219
Fair value of embedded conversion feature of Preferred Series A securities as issue date	-0-
Fair value of embedded conversion feature on convertible promissory notes at issued date	188,468
Change in fair value of embedded conversion feature of Preferred Series A securities included in earnings	(941,442)
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	58,955
Ending balance, May 31, 2012	$1,560,200

Note 17– Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after May 31, 2012, and has determined that all events requiring disclosure have been made.

During June of 2012, the Company converted $18,200 of convertible promissory notes and issued 678,408 shares of its common stock.

During June of 2012, the Company issued 10,734 in exchange for services rendered valued at $2,200. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During June and July of 2012, the Company received cash proceeds of $225,000 together with $298,000 cash advances received previous to May 31, 2012 and entered into $523,000 of Preferred Series B subscription agreements for 104,600 shares of Series B Preferred stock and 270,750 warrants to purchase common shares with an exercise price of $2.50 expiring in one year.

During June 2012, the Company entered into exchange agreements to convert $844,600 of convertible promissory notes into Preferred Series D subscription agreements for 168,920 shares of Series D preferred stock.

On June 26, 2012, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 5,000,000 to 500,000,000.

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

Overview

Next 1 Interactive (“Next 1” or the “Company”) is the parent company of RRTV Network (formerly Resort & Residence TV), Next Trip – its travel division, and Next One Realty – its real estate division. The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of multi-system operators the Company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present the Company operates the Home Tour Network through its minority owned/joint venture real estate partner – RealBiz Media. As of July 17, 2012 the Home Tour Network features over 4,300 home listings in four cities on the Cox Communications network.

Next 1 Interactive is comprised of three distinct categories: The Company recognized the convergence taking place in interactive television/ the web and began the process of recreating several of its key relationships in real estate, travel and media over the last three years in efforts to position itself for the interactive revolution with “TV everywhere”. Currently the Company has operating agreements and /or active discussions are underway with broadband, cable and Over the Top TV solutions for the Next 1 Networks during the next 12 months.

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

RESULTS OF OPERATIONS

For the Fiscal Quarter Ended May 31, 2012 Compared to the Fiscal Quarter Ended May 31, 2011

Revenues

Our total revenues decreased 43% to $168,396 for the fiscal quarter ended May 31, 2012, compared to $294,237 for the fiscal quarter ended May 31, 2011, a decrease of $125,841. In addition to the general decrease in travel related revenue due to less marketing and sales efforts, the decrease in television advertising is due to reduced programming and significantly less distribution of the R&R television network due to cost constraints.

Revenues from the travel segment decreased 5% to $167,673 for the fiscal quarter ended May 31, 2012, compared to $177,267 for the fiscal quarter ended May 31, 2011, a decrease of $9,594. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The Company directed virtually all of its limited resources to operating the R&R TV network, weakening traditional travel business revenue.

Revenues from advertising decreased 99% to $723 for the fiscal quarter ended May 31, 2012, compared to $116,970 for the fiscal quarter ended May 31, 2011, a decrease of $116,247. The decrease was a result of the Company reducing all of its significant distribution costs which directly reduced most of its advertising revenue.

Cost of Revenue

Cost of revenues decreased 91% to $119,280 for fiscal quarter ended May 31, 2012, compared to $1,365,176 for the fiscal quarter ended May 31, 2011, a decrease of $1,245,896. The decrease was directly associated with the significant broadcast distribution fees and production associated with the decreased operation of the R&R TV network.

Operating Expenses

Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses decreased 50% from $1,540,620 for the fiscal quarter ended May 31, 2011 to $771,589 for the fiscal quarter ended May 31, 2012, a decrease of $769,031. The decrease was due primarily to a decrease in amortization of intangibles of $288,691, a decrease in finance and consulting fees incurred in raising capital of $324,208, and a decrease in payroll and benefits of $156,970.

Other Expenses

Interest expense decreased 57% to $856,068 for fiscal quarter ended May 31, 2012, compared to $1,968,517 for fiscal quarter ended May 31, 2011, a decrease of $1,112,449 due primarily to conversions of debt into common stock.  Gain on settlement of debt was $30,000 for the fiscal quarter ended May 31, 2012, compared to a $111,428 loss for fiscal quarter ended May 31, 2011 due to the settlement of debt through issuance of shares of stock. The Company recorded a gain of $882,487 on the change in fair value of derivative for the fiscal quarter ended May 31, 2012, compared to a loss of $156,833 for the fiscal quarter ended May 31, 2011.

Net Loss

We had a net loss of $714,913 for the fiscal quarter ended May 31, 2012, compared to net loss of $4,848,356 for the fiscal quarter ended May 31, 2011. The decrease in loss from 2011 to 2012 was primarily due to the reduction in costs incurred to operate a television network as well as the gain on change in fair value of derivatives.

Assets

Our total assets were $764,172 at May 31, 2012, compared to $462,647 at February 29, 2012. The increase from fiscal year end was primarily due to an increase in option agreement, receivables, and prepaid expenses in the quarter.

Liabilities

Our total liabilities were $14,679,243 at May 31, 2012, compared to $14,696,097 at February 29, 2012. The increase from year end was primarily due to an increase in Shareholder loans, Convertible Promissory Notes, and derivatives on these promissory notes partially offset by a reduction in derivative liabilities related to preferred shares.

Total Stockholders’ Deficit

Our stockholders’ deficit was $13,915,071 at May 31, 2012, compared to stockholders’ deficit of $14,233,450 at February 29, 2012.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2013	FY2014	FY 2015	Totals
Carriage Fees	$171,125	$108,833	$-	$279,958
Consulting	111,818	95,090	95,090	301,999
Leases	21,496	21,496	195,923	238,915
Other	71,703	71,703	-	143,406

Totals	$376,142	$297,122	$291,013	$964,278

Liquidity and Capital Resources

At May 31, 2012, the Company had $250 cash on-hand, a decrease of $12,739 from $12,989 at the start of fiscal 2012. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $818,934 for the quarter ended May 31, 2012; a decrease of $882,231 from $1,701,255 used during the quarter ended May 31, 2011. This decrease was due to a reduction in net loss partially offset by interest, loss on derivatives, stock based consulting and increases in accounts payable and accrued expenses.

Net cash used in investing activity increased to $277,000 for the quarter ended May 31, 2012, compared to $0 for the quarter ended May 31, 2011 due to the purchase of an option agreement.

Net cash provided by financing activities decreased $198,243 to $1,083,195, for the quarter ended May 31, 2012, compared to $1,281,438 for the quarter ended May 31, 2011.  This decrease was primarily due to the net increase of $273,000 in shareholder loans; an increase in proceeds from Preferred Series B stock subscriptions; a net decrease of $274,000 of other notes payable; decrease in sale of stock of $348,750 ; decrease of $242,415 in proceeds from collection of subscription receivables.

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

Since our inception, we have funded our operations with the proceeds from the private equity financings. The Company issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(2) and Regulation D thereunder.

Currently, revenues provide less than 20% of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $300,000. We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability by the fourth quarter of fiscal 2013.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2012. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the May 31, 2012, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended May 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the litigation matters listed in our Annual Report on Form 10-K for the year ended February 29, 2012, as filed with the SEC on June 15, 2012, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the quarter ended May 31, 2012, filed with the SEC on June 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2012, the Company issued 2,350,000 shares of common stock at a purchase price between $0.075 and $0.20 per share, for an aggregate purchase price of $348,750. Additionally, the Company issued 4,700,000 three year warrants to purchase shares of the Company’s common stock at an exercise price between $0.15 and $0.25 per share.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended May 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable

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

NEXT 1 INTERACTIVE, INC.

Date: July 23, 2012	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2012	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

