Form 10-Q
period 2012-08-31
Next 1 Interactive, Inc.
filed 2012-10-22
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 18, 2012, there were 9,396,197 shares outstanding of the registrant’s common stock.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31,	February 29,
	2012	2012*
	(Unaudited)
Assets
Current Assets
Cash	$4,065	$12,989
Accounts receivable, net of allowance for doubtful accounts	-	1,456
Miscellaneous receivable	427,909	-
Prepaid expenses and other current assets	24,560	-
Security deposits	46,611	46,611
Total current assets	503,145	61,056

Option Agreement	582,000	305,000

Website Development costs and intangible assets, net	62,541	96,591
Total assets	$1,147,686	$462,647

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,155,724	$2,012,489
Other current liabilities	550,817	603,953
Derivative liabilities - convertible promissory notes	610,513	916,202
Derivative liabilities - preferred series A	41,947	1,338,017
Convertible promissory notes, net of discount of $160,159 and $924,446, respectively	7,112,694	7,417,459
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	605,000	355,000
Other advances	68,000	68,000
Other notes payable	120,000	70,000
Shareholder loans	835,000	840,000
Capital lease payable	-	25,405
Notes payable - current portion	944,813	960,681
Total current liabilities	13,044,508	14,607,206

Convertible promissory notes - long term portion, net of discount of $36,269 and $-0-, respectively	36,131	-
Notes payable - long-term portion	19,259	88,891
Total liabilities	13,099,898	14,696,097

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 1,884,611 shares issued and outstanding at August 31, 2012 and 1,809,611 shares issued and outstanding at February 29, 2012, respectively	18,846	18,096
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; -0- shares issued and outstanding at August 31, 2012 and February 29, 2012, respectively	-	-
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; -0- shares issued and outstanding at August 31, 2012 and February 29, 2012, respectively	-	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; -0- shares issued and outstanding at August 31, 2012 and February 29, 2012, respectively	-	-
Preferred Stock Subscribed	2,475,100	-
Common stock, $.00001 par value; 500,000,000 shares authorized; 7,638,829 and 1,150,003 shares issued and outstanding at August 31, 2012 and February 29, 2012, respectively	76	12
Additional paid-in-capital	53,467,349	52,735,408
Stock subscription receivable	-	(3,790)
	55,961,371	52,749,726
Accumulated deficit	(67,913,583)	(66,983,176)
Total stockholders' deficit	(11,952,212)	(14,233,450)

Total liabilities and stockholders' deficit	$1,147,686	$462,647

*Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2012	2011	2012	2011

Revenues
Travel and commission revenues	$140,594	$371,617	$308,267	$548,884
Advertising revenues	266	28,561	989	145,531
Total revenues	140,860	400,178	309,256	694,415

Cost of revenues	110,323	672,772	229,603	2,037,948

Gross profit (loss)	30,537	(272,594)	79,653	(1,343,533)

Operating expenses
Salaries and benefits	237,417	331,002	528,634	779,189
Selling and promotions expense	7,020	6,575	16,520	34,801
General and administrative	508,698	1,390,082	979,570	2,454,289
Total operating expenses	753,135	1,727,659	1,524,724	3,268,279

Operating loss	(722,598)	(2,000,253)	(1,445,071)	(4,611,812)

Other income (expense)
Interest expense	(389,404)	(1,365,771)	(1,245,472)	(3,334,288)
Gain (loss) on settlement of debt	(6,256)	(386,637)	23,744	(498,065)
Gain on legal settlement	-	1,314,420	-	1,314,420
Gain on change in fair value of derivatives	907,740	2,155,230	1,790,227	1,998,397
Other expense	(1,186)	(86,615)	(50,045)	(86,634)
Total other income (expense)	510,894	1,630,627	518,454	(606,170)

Net loss	$(211,704)	$(369,626)	$(926,617)	$(5,217,982)

Weighted average number of shares outstanding	5,840,084	160,445	4,228,456	145,805

Basic and diluted net loss per share	$(0.04)	$(2.30)	$(0.22)	$(35.79)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(926,617)	$(5,217,982)
Adjustments to reconcile net loss to net cash from operating activities:
Interest on bridge loan conversions	-	339,984
Warrants issued in lieu of interest	1,500	-
(Gain) loss on settlement of debt	(30,000)	498,065
Gain on legal settlement	-	(1,314,420)
Amortization of intangibles	34,050	611,436
Amortization of discount on notes payable	916,486	2,691,880
Amortization of finance fees	-	23,779
Stock based compensation and consulting fees	160,081	1,085,018
Conversion penalties	46,950	-
Gain on change in fair value of derivatives	(1,790,227)	(1,998,397)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,456	16,344
Increase in miscellaneous receivables	(427,909)	-
Increase in prepaid expenses and other current assets	(24,560)	(302)
Increase in security deposits	-	(19,279)
Increase in accounts payable and accrued expenses	202,475	881,589
Decrease in other current liabilities	(29,136)	(81,441)
Net cash used in operating activities	(1,865,451)	(2,483,726)

Cash flows from investing activities:
Purchase of option agreement	(277,000)	(100,000)
Net cash used in investing activities	(277,000)	(100,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	594,500	1,451,000
Payments on convertible promissory notes	(31,171)	(17,000)
Payments on other advances	-	(21,319)
Proceeds from other notes payable	50,000	100,000
Principal payments of other notes payable	(32,500)	(56,500)
Proceeds from shareholder loans	733,000	250,000
Proceeds from sundry notes payable	-	130,000
Principal payments on sundry notes payable	-	(130,000)
Principal payments on capital lease	(25,405)	(28,772)
Proceeds from issuance of Series A Preferred shares	75,000	-
Proceeds from preferred series subscriptions agreements	770,103	-
Proceeds from the collection of stock subscription receivable	-	242,415
Proceeds from the sale of common stock and warrants	-	348,750
Net cash provided by financing activities	2,133,527	2,268,574

Net decrease in cash	(8,924)	(315,152)

Cash at beginning of period	12,989	419,817

Cash at end of period	$4,065	$104,665

Supplemental disclosure:
Cash paid for interest	$182,208	$11,933

Supplemental disclosure of non-cash investing and financing activity:

During the six months ended August 31, 2012, the Company issued 35,000 shares of common stock and 110,000 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $14,956. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% to 0.19$, dividend yield of -0-%, volatility factor of 287.30% to 356.88 and expected life of 1 year.

During the six months ended August 31, 2012, the Company converted a series of promissory notes and issued 6,453,700 shares of the Company's common valued at $632,182, incurring $46,950 of penalties for tardy conversions

During the six months ended August 31, 2012, the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

During the six months ended August 31, 2012, the Company realized a Series A preferred stock dividend of $3,790.

During the six months ended August 31, 2012, the Company transacted $55,000 in consulting agreements and issued 11,000 shares of Series B preferred stock subscription agreements.

During the six months ended August 31, 2012, the Company transacted $80,000 in consulting agreements and issued 16,000 shares of Series C preferred stock subscription agreements.

During the six months ended August 31, 2012, the Company converted $831,600 of outstanding debt and issued 166,320 shares of Seried D preferred stock subscription agreements.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of August 31, 2012, the Company had no long-lived assets.

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

Goodwill and Intangible Assets

The Company applies Accounting Standards Codification 350-20 “Goodwill and Other”, which established accounting and reporting requirements for goodwill and other intangible assets. The standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Intellectual properties obtained through acquisition, with indefinite lives, are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test. Intellectual properties that have finite useful lives are amortized over their useful lives. The amortization expense for the six months ended August 31, 2012 and 2011 is $34,050 and $611,436, respectively.

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

	August 31, 2012	August 31, 2011
Series A convertible preferred stock issued and outstanding	1,884,611	15,553
Warrants to purchase common stock issued, outstanding and exercisable	1,935,012	122,197
Stock options issued, outstanding and exercisable	4,050	-0-
Series B convertible preferred subscribed	1,493,000	-0-
Series C convertible preferred subscribed	80,000	-0-
Series D convertible preferred subscribed	902,100	-0-
Shares on convertible promissory notes	34,431,847	198,544
	40,730,620	336,294

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

The Company did not recognize Barter revenue or expense for the six months ended August 31, 2012 and 2011, respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the six months ended August 31, 2012 and August 31, 2011 was $16,620 and $85,000, respectively.

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

Reclassifications

Certain amounts previously reported in the fiscal year ended February 29, 2012 have been reclassified to conform to the classifications used in the six months ended August 31, 2012. Such reclassifications have no effect on the reported net loss.

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $67,913,583 and a working capital deficit of $12,541,363 at August 31, 2012, net losses for the six months ended August 31, 2012 of $926,617 and cash used in operations during the six months ended August 31, 2012 of $1,865,451. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds through private placements with third parties by way of a public or private offering. In addition, the Board of Directors has agreed to make available, to the extent possible, the necessary capital required to allow management to aggressively expand its planned Interactive and Video on Demand solutions. Management and Board members are working aggressively to increase the viewership of our network by promoting it across other mediums as well as other networks which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Property and Equipment

As of August 31, 2012 and 2011, respectively, the Company did not record property and equipment on its books and records. Any property and equipment previously recorded was fully impaired and written off. Therefore there was no depreciation expense recorded for the six months ended August 31, 2012 and 2011.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth intangible assets, both acquired and developed, including accumulated amortization:

	August 31, 2012
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.0 years	719,323	656,782	62,541
Trade Name	0.0 years	291,859	291,859	-0-
		$14,653,946	$14,591,405	$62,541

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $34,050 and $611,436 for the six months ended August 31, 2012 and 2011, respectively.

Note 5 – Option Purchase Agreement

As of August 31, 2012, the Company has advanced approximately $931,957 to RealBiz Holdings, Inc. towards the purchase of shares as well as for their operating expenses.  The Company is currently in negotiations with RealBiz Holdings, Inc. to purchase up to an 84% interest through a combination of cash and preferred share issuances.  No shares of RealBiz Holdings, Inc. were issued to Next 1 Interactive, Inc. as of October 20, 2012, the date of filing the Company’s 10-Q.

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at August 31:

2012

Trade accounts payable	$1,155,196
Accrued interest	716,306
Deferred salary	76,891
Accrued expenses - other	207,331
$2,155,724

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

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6 month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011. On August 31, 2011, the noteholder entered into a wrap around agreement to assign $485,000 of its debt to investors and immediately assigned $50,000 of its principal to a non-related third party investor and the Company issued a secured convertible promissory note for the same value.

Note 7 – Notes Payable (continued)

On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non- related third party investor and the Company issued a new convertible promissory note for the same value. As of August 31, 2012, the remaining principal balance is $510,000 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. As of August 31, 2012, the remaining principal balance is $177,942 and un-paid accrued interest is $129,960. The Company is in default of this note.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 of principal and $4,065 of un-paid interest still owed as of August 31, 2012 and the Company is in default of this note.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of August 31, 2012, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000, un-paid accrued interest is $10,069 and the Company is in default of this note.

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

On June 15, 2011, the Company received $100,000 in consideration for issuing a six months interest free $106,000 promissory note maturing November 25, 2011, incurring a one-time fee of $6,000. The payments shall be due and payable as follows: $26,500 on August 15, 2011; 26,500 on September 26, 2011; $26,500 on October 25, 2011; and $26,500 on November 25, 2011. On July 17, 2012, the Company entered an exchange agreement whereby a noteholder converted several promissory notes totaling $278,000 into one new convertible promissory note and additionally the Company received $200,000 from the same third-party investor and issued a convertible promissory note valued at $478,000.

On December 5, 2011, the Company converted $252,833 of accounts payable and executed a 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. As of August 31, 2012, the remaining principal balance is $221,129 and un-paid accrued interest is $6,598 and the note is six months in arrears.

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the six months ending August31,
2013	$944,813
2014	19,259
2015 and thereafter	-0-
Total	$964,072

Interest charged to operations relating to this note was $20,553 and $36,060, respectively for the six months ended August 31, 2012 and 2011.

Note 8 – Capital Lease Payable

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. As of August 31, 2012, the Company has satisfied all the terms of the lease agreement. Interest expense on the lease was $1,208 and $6,779 for the six months ended August 31, 2012 and 2011, respectively.

Note 9 – Other Notes Payable

Related Party

A director and officer had advanced funds to the Company since inception of which the principal amounts have been repaid. As of August 31, 2012, the Company does not have any principal balance due to the officer/director, however there is an unpaid accrued interest balance totaling $1,498. The interest is at 18% per annum, compounded daily, on the unpaid balance. Interest expense recognized for the six months ended August 31, 2012 and 2011 is $130 and $330, respectively.

An individual that is related to an existing director/officer has advanced funds to the Company since inception of which the principal amounts have been repaid. As of August 31, 2012, the Company does not have any principal or accrued interest due to this individual. Interest expense recognized for the six months ended August 31, 2012 and 2011 is $-0- and $1,766, respectively.

An unrelated entity where the director/officer is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of August 31, 2012, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $10,447. Interest expense recognized for the six months ended August 31, 2012 and 2011 is $906 and $1,119, respectively.

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. Interest expense recognized for the six months ended August 31, 2012 and 2011 is $1,500 and $-0-, respectively.

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

Note 9 – Other Notes Payable (continued)

Non Related Party (continued)

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $230,880 in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the six months ended August 31, 2012 and 2011 is $-0- and $4,060, respectively. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 1,050,000 warrants into common shares, converted $450,000 of principal owed under the current note into 2,250,000 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the noteholder's daughter.

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.   Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a six-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.3 million in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the six months ended August 31, 2012 and 2011 is $-0- and $46,369, respectively. During the three months ended November 30, 2011, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011 the former note, plus accrued interest was converted into six convertible promissory notes totaling $6,099,526.

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2011 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining balance of $70,000 as of August 31, 2012. As of August 31, 2012, the principal balance of this note is in default. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $-0- and $13,279 in expense, respectively for the six months ended August 31, 2012 and 2011. Interest charged to operations relating to this note was $2,436 and $3,184, respectively for the six months ended August 31, 2012 and 2011.

Note 10 – Other Advances

Related Party

During the six months ended August 31, 2012, the Company incurred no activity. The principal balance as of August 31, 2012 totaled $18,000.

Non Related Party

During the six months ended August 31, 2012, the Company incurred no activity. The principal balance as of August 31, 2012, totaled $50,000.

Note 11 – Shareholder Loans

During the six months ended August 31, 2012, the Company received cash advances amounting to $733,000 from shareholders. Of this amount, $608,000 was designated for Series B Preferred Stock and $130,000 received in the year ended February 29, 2011 was designated for Series B Preferred Stock. The remaining balance as of August 31, 2012 totaled $825,000.

Note 12 – Convertible Promissory Notes

During the six months ended August 31, 2012, the Company received a total of $594,500 of proceeds of which $344,500 came from non-related third party investors and $250,000 came from related party investors. In turn, the Company issued convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to August 31, 2013 and with various conversion features.

During the six months ended August 31, 2012, the Company incurred $46,950 of penalties for late conversions for various note holders, increasing each respective noteholder’s principal balance. During the six months ended August 31, 2012, the Company converted $53,000 of notes payable into convertible promissory notes. Additionally, various noteholders assigned $336,600 of principal to new non-related third party investors. In turn, the Company issued $336,600 of convertible promissory notes with interest rates of 6% per annum, maturity dates ranging from February 1, 2013 to December 31, 2013 and with various conversion features.

During the six months ended August 31, 2012, various noteholders voluntarily converted $1,403,931 of principal and interest and the Company issued 6,453,700 shares of its common stock and 166,320 shares of preferred series D stock. Additionally, a noteholder cancelled $6,000 of its principal balance through an amendment of its convertible promissory note.

During the six months ended August 31, 2012, the Company recognized $188,468 in debt discount due to the embedded variable conversion features within various notes incurred and an initial derivative liability recorded. The Company used the Black-Scholes option-pricing model to calculate the initial fair value of the derivatives with the following assumptions: risk-free interest rates from 0.14% to 0.27%, dividend yield of -0-%, volatility factor from 282.18% to 301.47% and expected life from eight to 21 months. Amortization of debt discount during the six months ending August 31, 2012 and 2011 was $916,486 and 2,691,880, respectively.

During the six months ended August 31, 2012 and 2011, the Company recognized a gain on the change in fair value of derivatives in the amounts of $1,790,227 and $1,998,397,833, respectively. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.09% to 0.14%, dividend yield of -0-%, volatility factor of 7.28 % to 318.74% and expected life from one to 16 months.

Below is a summary of the convertible promissory notes as of August 31, 2012:

	Remaining Principal Balance	Un-Amortized Debt Discount	Carrying Value	Principal Past Due
Non-Related Party
Current	$7,272,853	$160,159	$7,112,694	$377,936
Long term	72,400	36,269	36,131	-0-
	7,345,253	196,428	7,148,825	377,936

Related Party
Current	605,000	-0-	605,000	355,000
Long term	-0-	-0-	-0-	-0-
	605,000	-0-	605,000	355,000

	$7,950,253	$196,428	$7,753,825	$732,936

Interest rates ranged from 5.0% to 12.0% and maturity dates ranged from January 10, 2012 to December 31, 2013. During the six months ended August 31, 2012 and 2011, the Company recognized interest expense of $297,030 and $193,839, respectively.

Note 13 – Stockholders’ Deficit

Preferred stock in general

The aggregate number of shares of Preferred Stock that the Corporation is authorized to issue up to One Hundred Million (100,000,000), with a par value of $0.0001 per share.

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

Preferred Series A

The Company has authorized 3,000,000 shares, par value $.01 per share and designated as Series A 10% Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Corporation and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. The Company had 1,884,611 and 1,809,611 shares issued and outstanding as of August 31, 2012 and February 29, 2012, respectively.

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

During the six months ended August 31, 2012 the Company issued 75,000 shares of Preferred Series A stock at $1 per share and received $75,000 in proceeds.

Dividends in arrears on the outstanding preferred shares total $98,387 as of August 31, 2012.

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

For the six months ended August 31, 2012, the Company, in accordance with ASC 815-40, determined the fair value of the Preferred Series A stock to be $41,947, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.22%, expected volatility of 391..05%, and expected life of 2 years (based on the current rate of conversion). Changes in fair value are recorded as non-operating, non-cash income or expense at each reporting date. The change in fair value of the Preferred Series A derivative liability resulted in current year non-operating income included in operations of $1,296,070.

Preferred Series B

The Company has authorized 3,000,000 shares of Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.0001 per share. Preferred Series B stockholders may elect to convert all or any part of such holder’s shares with a $5 conversion into Next 1 Interactive, Inc. stock or a $0.05 conversion into Next One Realty.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

There were no Series B Preferred shares issued and outstanding at August 31, 2012.

Note 13 – Stockholders’ Deficit (continued)

Preferred Series C

The Company has authorized 3,000,000 shares of Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.0001 per share. Preferred Series C stockholders may elect to convert all or any part of such holder’s shares with a $5 conversion into Next 1 Interactive, Inc. stock or a $0.10 conversion into Next One Realty.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

There were no Series C Preferred shares issued and outstanding at August 31, 2012.

Preferred Series D

The Company has authorized 3,000,000 shares of Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.0001 per share. Preferred Series D stockholders may elect to convert all or any part of such holder’s shares with a $5 conversion into Next 1 Interactive, Inc. stock or a $0.15 conversion into Next One Realty.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

There were no Series D Preferred shares issued and outstanding at August 31, 2012.

Preferred stock subscribed

During the six months ended August 31, 2012, the Company received cash proceeds of $699,728 incurring $272 of bank charges, converted $738,000 of shareholders loans and transacted $55,000 in consulting agreements and issued subscription agreements for 298,600 shares of Series B Preferred stock. The Company issued as incentives 2,531,500 one (1) to five (5) year warrants with an exercise price range between $0.02 and $2.50.

During the six months ended August 31, 2012, the Company transacted $80,000 in consulting agreements and issued subscription agreements for 16,000 shares of Series B Preferred stock.

During the six months ended August 31, 2012, the Company received cash proceeds of $70,375 incurring $125 of bank charges and converted $831,600 of outstanding debt issuing subscription agreements for 180,420 shares of Series D Preferred stock. The Company issued as incentives 35,250 one (1) year warrants with an exercise price of $0.10.

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

Note 13 – Stockholders’ Deficit (continued)

Common Stock (continued)

During the six months ended August 31, 2012, the Company issued 35,000 shares of common stock and 110,000 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $14,956. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% to 0.19$, dividend yield of -0-%, volatility factor of 287.30% to 356.88% and expected life of 1 year.

During the six months ended August 31, 2012, the Company converted a series of promissory notes and issued 6,453,700 shares of the Company's common valued at $632,182, incurring $46,850 of penalties for tardy conversions.

During the six months ended August 31, 2012, the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

Common Stock Warrants

At August 31, 2012, there were 1,935,012 warrants outstanding with a weighted average exercise price of $15.55 and weighted average life of 3.13 years. During the six months ended August 31, 2012, 24,328 warrants expired.

Common Stock Options

At August 31, 2012, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 9.07 years. During the six months ended August 31, 2012, no options were exercised.

Note 14 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. In September of 2011, the Company sublets a portion of its office space offsetting our rent expense by $1,500 per month. The rent for the six months ended August 31, 2012 was $76,585.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2013	FY2014	FY2015and beyond	Totals
Carriage Fees	$342,614	$-0-	$-0-	$342,614
Consulting	74,545	95,090	95,090	264,725
Leases	79,251	161,208	195,923	436,382
Other	47,802	47,802	-0-	95,604
Totals	$544,212	$304,100	$291,013	$1,139,325

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

Note 14 - Commitments and Contingencies (continued)

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

The Company is a defendant in a lawsuit filed by Liquidis Marketing, Inc. in Illinois state court alleging that Next 1 owes $350,000 from a production and content distribution agreement provided for the Company’s video on demand network. The Company has settled this dispute on October 4, 2012 for $20,000.

.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC was assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at August 31, 2012.

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

Note 15 – Segment Reporting (continued)

The tables below present information about reportable segments for the six months ended August 31, 2012 and August 31, 2011:

	2012	2011

Revenues:
Media	$989	$116,970
Travel	308,267	177,267
Segment revenues	$309,256	$294,237

	2012	2011

Operating Expenses:
Media	$3,358	$487,694
Travel	1,045,608	739,210
Segment expenses	$1,048,966	$1,226,904

	2012	2011

Net Income (Loss):
Media	$(2,369)	$(1,051,806)
Travel	(737,341)	119,139
Segment Net Loss	$(739,710)	$(932,667)

The Company did not generate any revenue outside the United States for the six months ended August 31, 2012 and August 31, 2011, and the Company did not have any assets located outside the United States.

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

The following table sets forth the liabilities as of August 31, 2012, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	8/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A convertible redeemable preferred stock with reset provisions	$41,947	-0-	-0-	$41,947
Convertible promissory note with embedded conversion option	610,513	-0-	-0-	610,513
Total	$652,460	-0-	$-0-	$652,460

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended August 31, 2012:

Beginning balance, February 29, 2012	$2,254,219
Fair value of embedded conversion feature of Preferred Series A securities as issue date	-0-
Fair value of embedded conversion feature on convertible promissory notes at issued date	188,468
Change in fair value of embedded conversion feature of Preferred Series A securities included in earnings	(1,296,070)
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	(494,157)
Ending balance, August 31, 2012	$652,460

Note 17 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after August 31, 2012, and has determined that all events requiring disclosure have been made.

During September and October of 2012, the Company converted $11,185 of convertible promissory notes and issued 1,376,864 shares of its common stock.

During September and October of 2012, the Company issued 100,734 of common stock, along with 1,000 shares of Series B Preferred stock, 31,000 shares of Series D Preferred stock and 250,000 two (2) year warrants with a $0.05 exercise price in exchange for services rendered valued at $96,646. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.230%, dividend yield of -0-%, volatility factor of 396.95% and an expected life of 2 years.

During September 2012, the Company entered into exchange agreements to convert $10,286 of principal and interest for convertible promissory notes into Preferred Series D subscription agreements for 2,057 shares of Series D preferred stock.

On October 4, 2012, the Company negotiated the following transaction with a significant non-related third party investor: the Company converted $225,000 of shareholder loans and $280,000 of accrued interest into a new 6% convertible promissory note maturing on October 15, 2014 with a face value of $505,000. Upon any conversion of this Note, conversion price will equal the “variable conversion price” (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Maker relating to the Maker’s securities). The variable conversion price shall mean 90% of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion date.

During October 2012, the Company received $310,000 in proceeds and issued 62,000 shares of Series D Preferred Stock and 5,000 one (1) year warrants with an exercise price of $0.10.

During October 2012, the Company issued 288,000 of Series B Preferred stock to recipients for previously subscribed shares valued at $1,400,000.

During October 2012, the Company received $20,000 in proceeds and issued 4,000 shares of Series B Preferred stock.

During October 2012, the Company incurred $51,075 of penalties for late conversions for various note holders, increasing each respective noteholder’s principal balance.

During October 2012, the Company issued 180,420 shares of Series D Preferred stock to recipients for previously subscribed shares valued at $902,100.

Material Definitive Agreement

On October 9, 2012, RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (our “Company”), and Next 1 Interactive, Inc., a Nevada corporation (“Next 1”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché in turn owns approximately 80% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Company’s receipt of the Attaché shares from Next 1, our Company issued to Next 1 a total of 93 million shares of our newly designated Series A Convertible Preferred Stock (our “Series A Stock”). The exchange of Attaché shares in exchange for our Series A Stock is referred to as the “Exchange Transaction.”

Coincident with the closing of the Exchange Transaction, we converted all of our outstanding debt, payables and liabilities owed to Robert A. Buntz, Jr. (“Buntz”) and Edward Wicker (“Wicker”) into an aggregate of 7 million shares of Series A Stock. Specifically, Buntz received 5,983,600 shares of Series A Stock upon his conversion of approximately $401,498 in liabilities we owed him, and Wicker received 1,016,400 shares of Series A Stock upon his conversion of approximately $53,356 in liabilities we owed him. Buntz was, and remains after the Exchange Transaction, a director of our Company and our Chief Executive Officer. At the closing of the Exchange Transaction, Wicker resigned his position as a director of our Company and as our Chief Financial Officer.

As a condition to the closing of the Exchange Transaction, our Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 3, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

As a result of the Exchange Transaction and the conversion of liabilities referred to above, the shareholders of our Company before the Exchange Transaction retained approximately 365,176 shares of common stock (after giving effect to a reverse split effected as of May 3, 2012), representing approximately .364% of our issued and outstanding shares of capital stock (both common and preferred) immediately after the Exchange Transaction. Unless otherwise indicated, all common share figures set forth are on a post-split basis.

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

RESULTS OF OPERATIONS

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Revenues

Our total revenues decreased 65% to $140,860 for the three months ended August 31, 2012, compared to $400,178 for the three months ended August 31, 2011, a decrease of $259,318. The decrease is due to the Company ceasing the operations of the R & R television network.

Revenues from the travel segment decreased 62% to $140,594 for the three months ended August 31, 2012, compared to $371,617 for the three months ended August 31, 2011, a decrease of $231,023. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The decrease is due to the decline of tours booked.

Revenues from advertising decreased 99% to $266 for the three months ended August 31, 2012, compared to $28,561 for the three months ended August 31, 2011, a decrease of $28,295. Advertising revenue is generated from the sale of advertising time on R&R TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The decrease is due to the Company ceasing the operations of the R & R television network.

Cost of Revenue

Cost of revenues decreased 84% to $110,323 for three months ended August 31, 2012, compared to $672,772 for the three months ended August 31, 2011, a decrease of $562,449. The significant decrease in costs was primarily associated with the Company ceasing the operations of the R & R television network.

Operating Expenses

Our total operating expenses decreased 56% or $974,524 to $753,135 for the three months ended August 31, 2012, compared to $1,727,659 for the three months ended August 31, 2011. The decrease was primarily due to a decrease in: financing fees of $17,450, amortization of intangibles of $288,693, salaries and benefits of $93,585, legal and accounting fees of $8,424, consulting fees of $405,398 and other miscellaneous operating expense of $160,974.

Other Expenses

Interest expense decreased 71% to $389,404 for the three months ended August 31, 2012, compared to $1,365,771 for the three months ended August 31, 2011, a decrease of $976,367 primarily due to the conversion of debt instruments into common shares and preferred stock subscriptions. Loss on settlement of debt decreased 98% to 6,256 for the three months ended August 31, 2012, compared to $386,637 for the three months ended August 31, 2011, a decrease of $380,381 primarily due to the decline of past due liabilities. Gain on change in fair value of derivatives decreased 58% to $907,740 for the three months ended August 31, 2012, compared to $2,155,230 for the three months ended August 31, 2011, a decrease of $1,247,490 primarily due to the increase in the number of debt to equity conversions. Gain on legal settlement decreased 100% to $-0- for the three months ended August 31, 2012, compared to $1,314,420 for the three months ended August 31, 2011, a decrease of $1,314,420 primarily due to no legal issues settled. Other expense decreased 99% to $1,186 for the three months ended August 31, 2012, compared to $86,615 for the three months ended August 31, 2011, a decrease of $85,429 primarily due to no modifications of warrants executed.

Net Loss

Net loss decreased 43% to $211,704 for the three months ended August 31, 2012, compared to net loss of $369,626 for the three months ended August 31, 2011, a decrease of $157,922 primarily due to the ceasing of operations of the television network.

Six Months Ended August 31, 2012 Compared to Six Months Ended August 31, 2011

Revenues

Our total revenues decreased 55% to $309,256 for the fiscal quarter ended August 31, 2012, compared to $694,415 for the fiscal quarter ended August 31, 2011, a decrease of $385,159. In addition to the general decrease in travel related revenue due to less marketing and sales efforts, the decrease in television advertising is due to the ceasing of operations of the R&R television network due to cost constraints.

Revenues from the travel segment decreased 44% to $308,267 for the fiscal quarter ended August 31, 2012, compared to $548,884 for the fiscal quarter ended August 31, 2011, a decrease of $240,617. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The decrease is due to the reductions of tours booked.

Revenues from advertising decreased 99% to $989 for the fiscal quarter ended August 31, 2012, compared to $145,531 for the fiscal quarter ended August 31, 2011, a decrease of $144,542. Advertising revenue is generated from the sale of advertising time on R&R TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The decrease is due to the Company ceasing the operations of the R & R television network.

Cost of Revenue

Cost of revenues decreased 89% to $229,603 for fiscal quarter ended August 31, 2012, compared to $2,037,948 for the fiscal quarter ended August 31, 2011, a decrease of $1,808,345. The significant decrease in costs were primarily associated with the Company ceasing the operations of the R & R television network.

Operating Expenses

Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles.

Our total operating expenses decreased 53% to 1,524,724 for the fiscal quarter ended August 31, 2012, compared to $3,268,279 for the fiscal quarter ended August 31, 2011, a decrease of $1,743,555. The decrease was primarily due to a decrease in: financing fees of $27,538, amortization of intangibles of $577,384, salaries and benefits of $250,555, legal and accounting fees of $12,349, consulting fees of $729,606 and other miscellaneous operating expense of $146,123.

Other Expenses

Interest expense decreased 63% to $1,245,472 for fiscal quarter ended August 31, 2012, compared to $3,334,288 for fiscal quarter ended August 31, 2011, a decrease of $2,088,816 primarily due to the conversion of debt instruments into common shares and preferred stock subscriptions. Loss on settlement of debt increased 105% to 23,744 for fiscal quarter ended August 31, 2012, compared to a gain of $498,065 for fiscal quarter ended August 31, 2011, an increase of $521,809 primarily due to settlement of debt through issuance of shares of stock.Gain on change in fair value of derivatives decreased 10% for fiscal quarter ended August 31, 2012, compared to $1,998,397 for fiscal quarter ended August 31, 2011, a decrease of $208,170 primarily due to the increase in the number of debt to equity conversions. Gain on legal settlement decreased 100% to $-0- for fiscal quarter ended August 31, 2012, compared to $1,314,420 for fiscal quarter ended August 31, 2011, a decrease of $1,314,420 primarily due to no legal issues settled. Other expense decreased 42% to $50,045 for fiscal quarter ended August 31, 2012, compared to $86,634 for fiscal quarter ended August 31, 2011, a decrease of $36,589 primarily due to no modifications of warrants executed.

Net Loss

Net loss decreased 82% to $926,617 for fiscal quarter ended August 31, 2012, compared to net loss of $5,217,982 for fiscal quarter ended August 31, 2011, a decrease of $4,291,365 primarily due to the ceasing of operations of the television network

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2013	FY2014	FY 2015	Totals
Carriage Fees	$342,614	$-0-	$-0-	$342,614
Consulting	74,545	95,090	95,090	264,725
Leases	79,251	161,208	195,923	436,382
Other	47,802	47,802	-	95,604

Totals	$544,212	$304,100	$291,013	$1,139,325

Liquidity and Capital Resources

At August 31, 2012, the Company had $4,065 cash on-hand, a decrease of $8,924 from $12,989 at the start of fiscal 2012. The decrease in cash was due primarily to operating expenses.

Net cash used in operating activities was $1,865,451 for the quarter ended August 31, 2012; a decrease of $618,275 from $2,483,726 used during the quarter ended August 31, 2011. This decrease was due to a reduction in net loss partially offset by interest, loss on derivatives, stock based consulting and increases in accounts payable and accrued expenses.

Net cash used in investing activity increased to $277,000 for the quarter ended August 31, 2012, compared to $100,000 for the quarter ended August 31, 2011 due to the purchase of an option agreement.

Net cash provided by financing activities decreased $135,047 to $2,133,527, for the quarter ended August 31, 2012, compared to $2,268,574 for the quarter ended August 31, 2011.  This decrease was primarily due to the net increase of $334,148 in shareholder loans; an increase of $253,938 in proceeds from stock issuances and subscriptions; a net increase of $133,367 of other notes payable; decrease of $856,500 for convertible promissory notes

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

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

Item 4.Controls and Procedures.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2012. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the February 29, 2012, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended August 31, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

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

Item 1A.Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 29, 2012, filed with the SEC on June 15, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended August 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable

Item 5.Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.Exhibits.

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

NEXT 1 INTERACTIVE, INC.

Date: October 22, 2012	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2012	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

