Form 10-Q
period 2012-11-30
Next 1 Interactive, Inc.
filed 2013-01-22
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

(Registrant’s telephone number )

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

As of January 18, 2013, there were 12,392,473 shares outstanding of the registrant’s common stock.

1

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	February 29,
	2012	2012*
	(Unaudited)
Assets
Current Assets
Cash	$93,730	$12,989
Accounts receivable, net of allowance for doubtful accounts	37,839	1,456
Prepaid expenses and other current assets	22,918	-
Security deposits	61,611	46,611
Total current assets	216,098	61,056

Option agreement	-	305,000
Website Development costs and intangible assets, net	4,841,694	96,591
Total assets	$5,057,792	$462,647

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,885,016	$2,012,489
Other current liabilities	621,137	603,953
Securities purchase agreement final buy out	50,000	-
Derivative liabilities - convertible promissory notes	777,091	916,202
Derivative liabilities - preferred stock	121,871	1,338,017
Convertible promissory notes, net of discount of $43,799 and $924,446, respectively	7,697,248	7,417,459
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	605,000	355,000
Convertible notes payable to officer of consolidated subsidiary	241,825
Other advances	68,000	68,000
Other notes payable	100,000	70,000
Shareholder loans	440,000	840,000
Capital lease payable	-	25,405
Notes payable - current portion	959,072	960,681
Total current liabilities	14,566,260	14,607,206

Convertible promissory notes - long term portion, net of discount of $29,444 and $-0-, respectively	40,556	-
Notes payable - long-term portion	-	88,891

Total liabilities	14,606,816	14,696,097

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 1,884,611 shares issued and outstanding at November 30, 2012 and 1,809,611 shares issued and outstanding at February 29, 2012, respectively	18,846	18,096
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 413,600 shares issued and outstanding at November 30, 2012 and -0- shares issued and outstaning at February 29, 2012, respectively	4	-
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; -0- shares issued and outstanding at November 30, 2012 and February 29, 2012, respectively	-	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 563,177 shares issued and outstanding at November 30, 2012 and -0- shares issued and outstanding at February 29, 2012, respectively	6	-
Preferred Stock Subscribed	1,980,000	-
Common stock, $.00001 par value; 500,000,000 shares authorized; 10,543,170 and 1,150,003 shares issued and outstanding at November 30, 2012 and February 29, 2012, respectively	105	12
Additional paid-in-capital	58,367,977	52,735,408
Stock subscription receivable	-	(3,790)
	60,366,938	52,749,726
Accumulated deficit	(69,910,974)	(66,983,176)
Total Next 1 Interactive, Inc. stockholders’ deficit	(9,544,036)	(14,233,450)
Noncontrolling interest	(4,988)	-
Total stockholders’ deficit	(9,549,024)	-

Total liabilities and stockholders’ deficit	$5,057,792	$462,647

*Derived from audited financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2012	2011	2012	2011

Revenues
Travel and commission revenues	$89,199	$140,187	$397,466	$689,071
Advertising revenues	132,532	270,482	133,521	416,013
Total revenues	221,731	410,669	530,987	1,105,084

Cost of revenues	93,478	745,732	323,081	2,783,680

Gross profit (loss)	128,253	(335,063)	207,906	(1,678,596)

Operating expenses
Salaries and benefits	377,465	403,453	906,099	1,182,642
Selling and promotions expense	40,939	7,000	57,459	41,801
General and administrative	1,348,060	1,042,046	2,237,630	3,496,335
Total operating expenses	1,766,464	1,452,499	3,291,188	4,720,778

Operating loss	(1,638,211)	(1,787,562)	(3,083,282)	(6,399,374)

Other income (expense)
Interest expense	(328,093)	(1,616,455)	(1,573,565)	(4,950,743)
Loss on settlement of debt	(28,789)	(509,035)	(5,045)	(1,007,100)
Gain on legal settlement	250,000	-	250,000	3,129,790
Gain (loss) on change in fair value of derivatives	(204,573)	1,131,393	1,585,654	1,314,420
Other expense	(52,714)	(26,901)	(102,759)	(113,535)
Total other income (expense)	(364,169)	(1,020,998)	154,285	(1,627,168)

Net loss	(2,002,380)	(2,808,560)	(2,928,997)	(8,026,542)
Net loss attributable to the noncontrolling interest in consolidated subsidiaries	4,988	-	4,988	-
Net loss attributable of Next 1 Interactive, Inc.	$(1,997,392)	$(2,808,560)	$(2,924,009)	$(8,026,542)

Weighted average number of shares outstanding	9,429,561	257,086	5,949,549	182,630

Basic and diluted net loss per share	$(0.21)	$(10.92)	$(0.49)	$(43.95)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net loss applicable to Next 1 Interactive, Inc. common stock	$(2,924,009)	$(8,026,542)
Adjustments to reconcile net loss to net cash from operating activities:
Interest on bridge loan conversions	-	348,535
Noncontrolling interest in loss of consolidated subsidiaries	(4,988)
Warrants issued in lieu of interest	1,500	-
Loss on settlement of debt	5,045	1,007,100
Gain on legal settlement	(250,000)	(1,314,420)
Amortization of intangibles	51,075	917,154
Amortization of discount on notes payable	1,045,867	4,019,957
Amortization of finance fees	-	23,779
Stock based compensation and consulting fees	925,967	1,172,303
Conversion penalties	98,021	-
Fees assessed for debt assignment	31,000	-
Gain on change in fair value of derivatives	(1,585,654)	(3,129,790)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(36,383)	220,634
(Increase) decrease in prepaid expenses and other current assets	(22,918)	5,782
Increase in security deposits	(15,000)	13,850
(Decrease) increase in accounts payable and accrued expenses	(1,180,065)	1,111,155
Increase (decrease) in other current liabilities	41,185	(386,954)
Net cash used in operating activities	(3,819,357)	(4,017,457)

Cash flows from investing activities:
Cash used in acquisition of business	(277,000)	(200,000)
Net cash used in investing activities	(277,000)	(200,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	594,500	2,161,200
Payments on convertible promissory notes	(42,667)	(17,000)
Proceeds from other advances	-	190,000
Proceeds from other notes payable	50,000	130,000
Principal payments of other notes payable	(20,000)	(152,506)
Proceeds from shareholder loans	733,000	1,014,000
Payment on shareholder loans	(20,000)	-
Proceeds from sundry notes payable	-	100,000
Principal payments on sundry notes payable	(37,500)	(98,000)
Principal payments on capital lease	(25,405)	(37,558)
Proceeds from issuance of series A preferred shares	75,000	-
Proceeds from issuance of series B preferred shares	385,000	-
Proceeds from issuance of series D preferred shares	1,107,067	-
Proceeds from preferred series B subscriptions agreements	1,307,728	-
Proceeds from preferred series D subscriptions agreements	70,375	-
Proceeds from the collection of stock subscription receivable	-	263,415
Proceeds from the sale of common stock and warrants	-	348,750
Net cash provided by financing activities	4,177,098	3,902,301

	For the nine months ended
	November 30,
	2012	2011

Net (decrease) increase in cash	80,741	(315,156)

Cash at beginning of period	12,989	419,817

Cash at end of period	$93,730	$104,661

Supplemental disclosure:
Cash paid for interest	$265,424	$15,100

Supplemental disclosure of non-cash investing and financing activity:

During the nine months ended November 30, 2012, the Company issued 385,734 shares of common stock and 358,400 one (1) to two (2) year warrants with an exercise price of $.05 to $1 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $46,603. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% to 0.23%, dividend yield of -0-%, volatility factor of 287.30% to 396.95% and expected life of 1 to 2 years.

During the nine months ended November 30, 2012, the Company issued 38,000 shares of Series B Preferred stock in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $190,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the nine months ended November 30, 2012, the Company issued 93,600 shares of Series D Preferred stock in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $544,239. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the nine months ended November 30, 2012, the Company entered into Series B Preferred stock subscription agreements for 11,000 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $55,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the nine months ended November 30, 2012, the Company entered into Series C Preferred stock subscription agreements for 16,000 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $80,000 and all shares have been issued. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the nine months ended November 30, 2012, the Company converted a series of promissory notes and issued 9,007,433 shares of the Company's common stock valued at $652,041, incurring $98,021 of penalties for tardy conversions.

During the nine months ended November 30, 2012, the Company entered into Series D preferred stock subscriptions agreements for 168,377 shares valued at $841,866 for the conversion of promissory notes and issued all shares.

During the nine months ended November 30, 2012, the Company issued 32,000 shares of Series D preferred stock valued at $83,761 for the conversion of promissory notes.

During the nine months ended November 30, 2012, the Company issued 30,000 shares of Series D preferred stock valued at $150,000 for the conversion of shareholder loans.

On October 2, 2012 and as part of the purchase of 664.1 shares of Real Biz Holdings, Inc., the Company tendered a Series D preferred stock subscription agreement for 380,000 shares valued at $1,900,000 as part of the purchase price and recording a value of $4,796,178 of intangible assets upon acquisition of business. Additionally, the Company recorded a derivative liability valued at $35,733 as the purchase agreement includes a "ratchet" provision. The fair value of the "ratchet" provision was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 395.51% and expected life of 2 years

During the nine months ended November 30, 2012, the Company issued 3,600 shares of Series D preferred stock valued at $18,000 for the conversion of accounts payable.

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

During the nine months ended November 30, 2012, the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

During the nine months ended November 30, 2012, the Company realized a Series A preferred stock dividend of $3,790.

The accompanying notes are an integral part of these uaudited consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive (“Next 1” or the “Company”) is the parent company of RRTV Network (formerly Resort & Residence TV), Next Trip – its travel division, and Next One Realty – its real estate division. The company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of distributors the company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present the company operates the Home Tour Network through its majority owned subsidiary real estate partner – RealBiz Media. The Home Tour Network features over 5,000 home listings in five cities on the Cox Communications network.

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

Coincident with the closing of the Exchange Transaction, we converted all of our outstanding debt, payable and liabilities owed to Robert A. Buntz, Jr. (“Buntz”) and Edward Wicker (“Wicker”) into an aggregate of 7 million shares of Series A Stock. Specifically, Buntz received 5,983,600 shares of Series A Stock upon his conversion of approximately $401,498 in liabilities we owed him, and Wicker received 1,016,400 shares of Series A Stock upon his conversion of approximately $53,356 in liabilities we owed him. Buntz was, and remains after the Exchange Transaction, a director of our Company and our Chief Executive Officer. At the closing of the Exchange Transaction, Wicker resigned his position as a director of our Company and as our Chief Financial Officer.

As a condition to the closing of the Exchange Transaction, our Company changed its name from “Webdigs, Inc.” to “RealBiz Media Group, Inc.” on October 3, 2012, by engaging in a short-form parent-subsidiary merger in the State of Delaware.

As a result of the Exchange Transaction and the conversion of liabilities referred to above, the shareholders of our Company before the Exchange Transaction retained approximately 365,176 shares of common stock (after giving effect to a reverse split effected as of May 3, 2012), representing approximately .364% of our issued and outstanding shares of capital stock (both common and preferred immediately after the Exchange Transaction. Unless otherwise indicated, all common share figures set forth are on a post-split basis.

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

The Company owns 84.5% interest in Real Biz Holdings, Inc. and 92.66% interest in Real Biz Media Group, Inc. and these entities’ accounts are consolidated in the accompanying financial statements because we have control over operating and financial policies. All inter-company balances and transactions have been eliminated.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its unaudited consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited consolidated statements of operations.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of November 30, 2012, the Company had no long-lived assets.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets, the Company assesses the impairment of identifiable intangible whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance to expect historical or project future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible many not be recoverable based upon the existence of one or more of the above indicator of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records and impairment charge. The Company measures any impairment based on a project discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exist and in projecting cash flows. The Company did not consider it necessary to record and impairment charge on its intangible assets during the nine months ended November 30, 2012 and 2011.

Intellectual properties that have finite useful lives are amortized over their useful lives. The amortization expense for the nine months ended November 30, 2012 and 2011 is $51,075 and $917,154 respectively.

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

	November 30, 2012	November 30, 2011
Series A convertible preferred stock issued and outstanding	1,884,611	21,590
Series B convertible preferred stock issued and outstanding	2,068,000	-0-
Series C convertible preferred stock issued and outstanding	-0-	-0-
Series D convertible preferred stock issued and outstanding	2,815,885	-0-
Warrants to purchase common stock issued, outstanding and exercisable	2,983,438	150,797
Stock options issued, outstanding and exercisable	4,050	4,050
Series C convertible preferred subscribed	80,000	-0-
Series D convertible preferred subscribed	1,900,000	-0-
Shares on convertible promissory notes	31,215,205	415,765
	42,951,189	592,202

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

The Company did not recognize Barter revenue or expense for the nine months ended November 30, 2012 and 2011, respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the nine months ended November 30, 2012 and November 30, 2011 was $57,459 and $48,000, respectively.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See footnote 16 for fair value measurements.

Reclassifications

Certain amounts previously reported in the fiscal year ended February 29, 2012 have been reclassified to conform to the classifications used in the nine months ended November 30, 2012. Such reclassifications have no effect on the reported net loss.

Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, and the second statement would include components of other comprehensive income. This ASU does not change the items that must be reported in other comprehensive income. . The adoption of ASU 2011-05 did not have a material impact on the Company’s interim unaudited consolidated financial statements.

Effective January 1, 2012, the Company adopted ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The adoption of ASU 2011-08 did not have a material impact on the Company’s interim unaudited consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on financial position or results of operations of the Company.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on financial position or results of operations of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $69,910,974 and a working capital deficit of $14,350,162 at November 30, 2012, net losses for the nine months ended November 30, 2012 of $2,928,997 and cash used in operations during the nine months ended November 30, 2012 of $3,819,357. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

Note 3 – Property and Equipment

As of November 30, 2012 and 2011, respectively, the Company did not record property and equipment on its books and records. Any property and equipment previously recorded was fully impaired and written off. Therefore, there was no depreciation expense recorded for the nine months ended November 30, 2012 and 2011.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	November 30, 2012
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Amortizable Intangible Asset	*	4,796,178	-0-	4,796,178
Website development costs	0.7 years	719,323	673,807	45,516
Trade Name	0.0 years	291,859	291,859	-0-
		$19,450,124	$14,608,430	$4,841,694

* The Company is in review of the facts and circumstances surrounding events to determine if the carrying amount of held-and-used identifiable amortizable intangibles acquired during the October 2012 acquisition may be reallocated under the provisions of ASC 350 and ASC 805. The Company has until October 2013 (12 months) to determine the final allocations and it is studying a reallocation with more emphasis on “customer relationships and customer lists” . No amortization has been calculated based on the original allocations.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $51,075 and $917,154 for the nine months ended November 30, 2012 and 2011, respectively.

Note 5 – Acquisitions

On October 3, 2012, the Company entered a securities exchange agreement and exercised the option purchase agreement to purchase 664.1 common shares of Real Biz Holdings, Inc. The Company applied $300,000 of cash, issued a Series D Preferred stock subscription agreement for 380,000 shares and agreed to a $50,000 thirty day (30) day post closing final buyout bringing the total value of the agreement to $2,250,000.

The Company accounted for the aquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". The Company is the aquirer for accounting purposes and Real Biz Holdings, Inc. is the aquired Company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Real Biz Holdings, Inc.

The net purchase price, including aquisition costs paid by the Company, was allocated to assets aquired and liabilities assume on the records of the Company as follows:

Cash	$34,366
Other current assets	40,696
Intangible asset	4,796,178
4,871,240

Accounts payable, accrued expenses and other miscellaneous payables	2,330,846
Deferred revenue	48,569
Convertible notes payable to officer	241,825
2,621,240
Net purchase price	$2,250,000

Unaudited pro forma results of operations data as if the Company, Real Biz Holdings, Inc. and RealBiz Media Group, Inc. had occurred as of March 1, 2012 are as follows:

	The Company, Real Biz Holdings, Inc and RealBiz Media Group, Inc.	The Company, Real Biz Holdings, Inc and RealBiz Media Group, Inc.
	For thenine months ended	For the nine months ended
	November 30, 2012	November 30, 2011

Pro forma revenue	$1,238,897	$2,277,816

Pro forma loss from operations	$3,508,884	$7,025,192

Pro forma net loss	$3,354,599	$8,652,360

Pro forma basic and diluted net loss per share	$0.56	$47.38

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

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at November 30:

2012

Trade accounts payable	$1,639,879
Accrued interest	499,673
Deferred salary	76,891
Accrued expenses - other	668,573
$2,885,016

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

Note 7 – Notes Payable (continued)

On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non- related third party investor and the Company issued a new convertible promissory note for the same value. As of November 30, 2012, the remaining principal balance is $510,000 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. As of November 30, 2012, the remaining principal balance is $177,942 and un-paid accrued interest is $135,355. The Company is in default of this note.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 of principal and $4,799 of un-paid interest still owed as of November 30, 2012 and the Company is in default of this note.

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of November 30, 2012, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000, un-paid accrued interest is $10,926 and the Company is in default of this note.

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

On December 5, 2011, the Company converted $252,833 of accounts payable and executed a 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. As of November 30, 2012, the remaining principal balance is $221,129 and un-paid accrued interest is $9,517 and there have been no monthly payments for the past nine months.

Debt maturities over the next five years attributable to the foregoing are tabulated below:

For the nine months ending November 30,
2013	$959,072
2014	-0-
2015 and thereafter	-0-
Total	$959,072

Interest charged to operations relating to this note was $30,374 and $53,436, respectively for the nine months ended November 30, 2012 and 2011.

Note 8 – Capital Lease Payable

On June 1, 2006, the Company entered into a five year lease agreement for the purchase, installation, maintenance and training costs of certain telephone, communications and computer hardware equipment with a related party. The lease requires monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011. On September 3, 2010, the Company amended the original agreement and secured additional financing in the amount of $56,671 to procure additional equipment for our real estate VOD operations as part of joint venture agreement with an un-related entity Real Biz, Inc. The purpose is to provide the funding necessary for Real Biz, Inc. to purchase and install “Solution Hardware” that will be owned by Real Biz, Inc. The lease agreement remained unchanged with the exception of the terms being extended to September 1, 2012. As of November 30, 2012, the Company has satisfied all the terms of the lease agreement. Interest expense on the lease was $1,208 and $8,149 for the nine months ended November 30, 2012 and 2011, respectively.

Note 9 – Other Notes Payable

Related Party

A director and officer had advanced funds to the Company since inception. As of November 30, 2012, the Company does not have any principal balance due to the officer/director, however there is an unpaid accrued interest balance totaling $1,567. The interest is at 18% per annum, compounded daily, on the unpaid balance. Interest expense recognized for the nine months ended November 30, 2012 and 2011 is $199 and $414, respectively.

An individual that is related to an existing director/officer has advanced funds to the Company since inception of which the principal amounts have been repaid. As of November 30, 2012, the Company does not have any principal or accrued interest due to this individual. Interest expense recognized for the nine months ended November 30, 2012 and 2011 is $-0- and $2,238, respectively.

An unrelated entity where the director/officer is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of November 30, 2012, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $10,926. Interest expense recognized for the nine months ended November 30, 2012 and 2011 is $1,385 and $1,712, respectively.

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. Interest expense recognized for the nine months ended November 30, 2012 and 2011 is $1,500 and $-0-, respectively.

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

Note 9 – Other Notes Payable (continued)

Non Related Party (continued)

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $230,880 in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the nine months ended November 30, 2012 and 2011 is $-0- and $4,060, respectively. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 1,050,000 warrants into common shares, converted $450,000 of principal owed under the current note into 2,250,000 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the noteholder's daughter.

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note has an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.   Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a six-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.3 million in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the nine months ended November 30, 2012 and 2011 is $-0- and $46,369, respectively. During the three months ended November 30, 2011, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011 the former note, plus accrued interest was converted into six convertible promissory notes totaling $6,099,526.

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note was due and payable on July 23, 2011 and bore interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining balance of $70,000 as of November 30, 2012. As of November 30, 2012, the principal balance of this note is in default. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $-0- and $13,279 in expense, respectively for the nine months ended November 30, 2012 and 2011. Interest charged to operations relating to this note was $3,668 and $4,472, respectively for the nine months ended November 30, 2012 and 2011.

Note 10 – Other Advances

Related Party

During the nine months ended November 30, 2012, the Company incurred no activity. The principal balance as of November 30, 2012 totaled $18,000.

Non Related Party

During the nine months ended November 30, 2012, the Company incurred no activity. The principal balance as of November 30, 2012, totaled $50,000.

Note 11 – Shareholder Loans

During the nine months ended November 30, 2012, the Company received cash advances amounting to $733,000 from shareholders. Of this amount, $608,000 was designated for Series B Preferred Stock and $130,000 received in the year ended February 29, 2011 was designated for Series B Preferred Stock. Additionally, $225,000 was assigned to a convertible promissory note, the Company issued 30,000 shares of Series D Preferred stock in satisfaction of a shareholder loan balance and paid $20,000 in reducing a shareholder loan balance. The remaining balance as of November 30, 2012 totaled $440,000.

Note 12 – Convertible Promissory Notes

During the nine months ended November 30, 2012, the Company received a total of $594,500 of proceeds of which $344,500 came from non-related third party investors and $250,000 came from related party investors. In turn, the Company issued convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 15, 2012 and with various conversion features.

During the nine months ended November 30, 2012, the Company incurred $31,000 in fees for debt assignments and $98,021 of penalties for late conversions for various note holders, increasing each respective noteholder’s principal balance. During the nine months ended November 30, 2012, the Company converted $280,000 of accrued interest, $225,000 of shareholder loans and $53,000 of notes payable into convertible promissory notes. Additionally, various noteholders assigned $336,600 of principal to new non-related third party investors. In turn, the Company issued $336,600 of convertible promissory notes with interest rates of 6% per annum, maturity dates ranging from February 1, 2013 to December 31, 2013 and with various conversion features.

During the nine months ended November 30, 2012, various noteholders voluntarily converted $1,513,712 of principal and interest and the Company issued 9,007,307 shares of its common stock and 200,377 shares of preferred series D stock. Additionally, a noteholder cancelled $6,000 of its principal balance through an amendment of its convertible promissory note.

During the nine months ended November 30, 2012, the Company recognized $194,664 in debt discount due to the embedded variable conversion features within various notes incurred and an initial derivative liability recorded. The Company used the Black-Scholes option-pricing model to calculate the initial fair value of the derivatives with the following assumptions: risk-free interest rates from 0.14% to 0.27%, dividend yield of -0-%, volatility factor from 282.18% to 397.14% and expected life from eight to 25 months. Amortization of debt discount during the nine months ending November 30, 2012 and 2011 was $1,045,867 and 4,019,957, respectively.

During the nine months ended November 30, 2012 and 2011, the Company recognized a gain on the change in fair value of derivatives in the amounts of $1,585,654 and $3,129,790, respectively. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.09% to 0.14%, dividend yield of -0-%, volatility factor of 1.77 % to 417.10% and expected life from one to 24 months.

Below is a summary of the convertible promissory notes as of November 30, 2012:

	Remaining Principal Balance	Un-Amortized Debt Discount	Carrying Value	Principal Past Due
Non-Related Party
Current	$7,741,047	$43,799	$7,697,248	$6,284,173
Long term	70,000	29,444	40,556	-0-

	7,811,047	73,243	7,737,804	6,284,173

Related Party
Current	605,000	-0-	605,000	605,000
Long term	-0-	-0-	-0-	-0-
	605,000	-0-	605,000	605,000

	$8,416,047	$73,243	$8,342,804	$6,889,173

Interest rates ranged from 5.0% to 12.0% and maturity dates ranged from January 10, 2012 to December 31, 2013. During the nine months ended November 30, 2012 and 2011, the Company recognized interest expense of $445,990 and $342,772, respectively.

Convertible promissory note attributable to related party officer of consolidated subsidiary

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. At October 31, 2012 and 2011, the balances due under this note were $241,825 and $243,079, respectively. The note is currently convertible into the Company’s common stock at $2.00 per share. For year ended October 31, 2012 and 2011, the Company incurred $24,716 and $46,038 of interest expense in connection with this note. Accrued interest included in accrued expenses due under the note as of October 31, 2012 and 2011 was $113,071 and $91,962, respectively. The accrued interest is also convertible into the Company’s common stock at $2.00 per share. As of November 30, 2013 the principal and accrued interest balance has remained unchanged.

Note 13 – Stockholders’ Deficit

Preferred stock

The aggregate number of shares of Preferred Stock that the Corporation is authorized to issue up to One Hundred Million (100,000,000), with a par value of $0.0001 per share.

The Preferred Stock may be divided into and issued in series. The Board of Directors of the Corporation is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Corporation is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

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

For the nine months ended November 30, 2012, the Company, in accordance with ASC 815-40, determined the fair value of the Preferred Series A stock to be $74,141, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.25%, expected volatility of 417.10%, and expected life of 2 years (based on the current rate of conversion). At each reporting date, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income. The change in fair value of the Preferred Series A derivative liability resulted in current year non-operating income included in operations of $1,263,876.

Dividends in arrears on the outstanding preferred shares total $143,503 as of November 30, 2012. During the nine months ended November 30, 2012, the Company realized a Series A preferred stock dividend of $3,790.During the nine months ended November 30, 2012 the Company issued 75,000 shares of Preferred Series A stock at $1 per share and received $75,000 in proceeds. The Company had 1,884,611 shares issued and outstanding as of November 30, 2012 and 1,809,611 as of February 29, 2012, respectively.

Note 13 – Stockholders’ Deficit (continued)

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

During the nine months ended November 30, 2012 the Company issued 77,000 shares of Preferred Series B stock at $5 per share and received $385,000 in proceeds.

During the nine months ended November 30, 2012, the Company entered into Series B Preferred stock subscription agreements for 11,000 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $55,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

During the nine months ended November 30, 2012, the Company issued 287,600 shares of Series B Preferred stock previously subscribed for cash valued at $1,438,000 including one (1) year warrants with an exercise price of $2.50.

During the nine months ended November 30, 2012, the Company issued 11,000 shares of Series B Preferred stock previously subscribed for consulting valued at $55,000.

Dividends in arrears on the outstanding preferred shares total $74,714 as of November 30, 2012. The Company had 413,600 shares issued and outstanding as of November 30, 2012 and -0- as of February 29, 2012, respectively.

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

During the nine months ended November 30, 2012, the Company entered into Series C Preferred stock subscription agreements for 16,000 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $80,000. The value of the preferred stock issued is based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

There were no Series C Preferred shares issued and outstanding at November 30, 2012.

Note 13 – Stockholders’ Deficit (continued)

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

During the nine months ended November 30, 2012 the Company:

*	issued 221,500 shares of Preferred Series D stock at $5 per share, issued 727,850 one (1) to four (4) year common stock warrants with an exercise price of $0.03 to $25 and received $1,107,067 in proceeds, net of $433 in bank charges with a total value of $1,107,500.

*	entered into stock subscription agreements for 14,100 shares of Preferred Series D stock at $5 per share and 38,750 one (1) year common stock warrants with an exercise price of $0.10 and received $70,375 in proceeds, net of $125 of bank charges with a total value of $70,500.

*	issued 93,600 shares of Series D Preferred stock in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $544,239. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

*	issued 14,100 shares of Series D Preferred stock previously subscribed for cash valued at $70,500.

*	entered into Series D preferred stock subscriptions agreements for 168,377 shares valued at $841,866 for the conversion of promissory notes and issued all shares.

*	issued 32,000 shares of Series D preferred stock valued at $83,761 for the conversion of promissory notes.

*	issued 30,000 shares of Series D preferred stock valued at $150,000 for the conversion of shareholder loans.

*	issued 3,600 shares of Series D preferred stock valued at $18,000 for the conversion of accounts payable.

On October 2, 2012 and as part of the purchase of 664.1 shares of Real Biz Holdings, Inc., the Company tendered a Series D preferred stock subscription agreement for 380,000 shares valued at $1,900,000 as part of the purchase price. Additionally, the Company recorded a derivative liability valued at $35,733 as the purchase agreement includes a "ratchet" provision. The fair value of the "ratchet" provision was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 395.51% and expected life of 2 years.

Dividends in arrears on the outstanding preferred shares total $92,669 as of November 30, 2012. The Company had 563,177 shares issued and outstanding as of November 30, 2012 and -0- as of February 29, 2012, respectively.

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

Note 13 – Stockholders’ Deficit (continued)

Common Stock ( continued)

On June 26, 2012, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 5,000,000 to 500,000,000.

During the nine months ended November 30, 2012, the Company issued 385,734 shares of common stock and 358,400 one (1) to two (2) year warrants with an exercise price of $.05 to $1 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $46,603. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% to 0.23%, dividend yield of -0-%, volatility factor of 287.30% to 396.95% and expected life of 1 to 2 years.

During the nine months ended November 30, 2012, the Company converted a series of promissory notes and issued 9,007,433 shares of the Company's common stock valued at $652,041, incurring $98,021 of penalties for tardy conversions.

During the nine months ended November 30, 2012, the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

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

At November 30, 2012, there were 2,984,688 warrants outstanding with a weighted average exercise price of $9.06 and weighted average life of 2.46 years. During the nine months ended November 30, 2012, 54,002 warrants expired.

Common Stock Options

At November 30, 2012, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 9.07 years. During the nine months ended November 30, 2012, no options were exercised.

Note 14 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. In September of 2011, the Company sublets a portion of its office space offsetting our rent expense by $2,500 per month. The rent for the nine months ended November 30, 2012 was $114,877.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2013	FY2014	FY2015 and beyond	Totals
Carriage Fees	$342,614	$-0-	$-0-	$342,614
Consulting	47,773	74,090	47,090	168,953
Leases	35,195	135,233	168,203	338,631
Other	57,681	57,681	-0-	115,362
Totals	$483,263	$267,004	$215,293	$965,560

Note 14 - Commitments and Contingencies (continued)

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

The Company was a defendant in a lawsuit filed by Gari Media Group, Inc. In the United States District court for central district of California alleging that Next 1 owes $75,000 from a video and music production agreement provided for the company’s television network. This case has been dismissed.

The Company was a defendant in a lawsuit filed by Liquidis Marketing, Inc. in Illinois state court alleging that Next 1 owes $350,000 from a production and content distribution agreement provided for the Company’s video on demand network. The Company has settled this dispute on October 4, 2012 for $20,000.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC was assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at November 30, 2012.

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

Note 15 – Segment Reporting (continued)

The tables below present information about reportable segments for the three and nine months ended November 30, 2012 and November 30, 2011:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2012	2011	2012	2011
Revenues:
Media	$132,532	$270,482	$133,521	$416,013
Travel	89,199	140,187	397,466	689,071
Segment revenues	$221,731	$410,669	$530,987	$1,105,084

Operating expense:
Media	$602,042	$122,154	$605,400	$1,404,581
Travel	756,145	1,031,248	1,801,753	2,326,046
Segment expense	$1,358,187	$1,153,402	$2,407,153	$3,730,627

Net income (loss):
Media	$(469,510)	$148,328	$(471,878)	$(988,568)
Travel	(666,946)	(891,061)	(1,404,287)	(1,636,975
Segment net loss	$(1,136,456)	$(742,733)	$(1,876,165)	$(2,625,543)

The Company did not generate any revenue outside the United States for the nine months ended November 30, 2012 and 2011, and the Company did not have any assets located outside the United States.

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

Note 16 – Fair Value Measurements (continued)

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815,“Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

The following table sets forth the liabilities as of November 30, 2012, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	11/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series convertible redeemable preferred stock with reset provisions	$121,871	$-0-	$-0-	$121,871
Convertible promissory note with embedded conversion option	777,091	-0-	-0-	777,091
Total	$898,962	$-0-	$-0-	$898,962

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended November 30, 2012:

Beginning balance, February 29, 2012	$2,254,219
Fair value of embedded conversion feature of Preferred Series securities as issue date	35,733
Fair value of embedded conversion feature on convertible promissory notes at issued date	194,664
Change in fair value of embedded conversion feature of Preferred Series securities included in earnings	(1,251,879)
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	(333,775)
Ending balance, November 30, 2012	$898,962

Note 17 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after November 30, 2012, and has determined that all events requiring disclosure have been made.

During December 2012, the Company converted $19,386 of convertible promissory notes and issued 1,460,000 shares of its common stock.

During December 2012, the Company received $179,975 in proceeds, net of $25 in bank charges, issuing 36,000 shares of Series D Preferred stock and 245,000 one (1) and two (2) year warrants with an exerice prices of $0.03 to $0.10 valued at $180,000.

During December 2012 and January 2013, the Company issued 25,000 shares of Series D Preferred stock in exchange for services rendered valued at $125,000. The value of the Series D Preferred stock was based on the fair value of the services provided, whichever was more readily determinable.

On January 4, 2013, the Company received $150,000 of proceeds from a related party investor and agreed to increase the principal balances of two previously issued convertible promissory notes in the amount of $75,000 each. The Company amended the conversion terms to include the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or B Preferred stock. The Company issued to the related party investor 450,000 one (1) year warrants with an exercise price of $0.05. Additionally, the related party investor agreed to extend the maturity date on both notes to April 30, 2013.

On December 1, 2012, the Company entered into a settlment agreement with a un-related third party investor to make a series of payments totalling $149,917 in satsification of $177,580 of principal and interest due to the convertible promissory note holder. The Company agreed to the following payment schedule:

• on or before December 10, 2012 $25,750

• on or before December 21, 2012 $25,000

• on or before January 31, 2013 $35,000

• on or before February 29, 2013 $35,000

• on or before March 31, 2013 $29,167

As of January 22, 2013, the date of filing the Company's 10-Q, the Company is current with the above payment schedule.

On December 5, 2012, the Company entered into a settlment agreement with a un-related third party investor to make a final payment of $42,849 by December 31, 2012 in satsification of $62,289 of principal and interest due to the convertible promissory note holder.

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

RESULTS OF OPERATIONS

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Revenues

Our total revenues decreased 46% to $221,731 for the three months ended November 30, 2012, compared to $410,669 for the three months ended November 30, 2011, a decrease of $188,938. The decrease is mainly due to the Company ceasing the operations of the R & R television network.

Revenues from the travel segment decreased 36% to $89,199 for the three months ended November 30, 2012, compared to $140,187 for the three months ended November 30, 2011, a decrease of $50,988. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The decrease is due to the decline of tours booked.

Revenues from advertising decreased 51% to $132,532 for the three months ended November 30, 2012, compared to $270,482 for the three months ended November 30, 2011, a decrease of $137,950. Advertising revenue from the Company mainly was generated from the sale of advertising time on R&R TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The decrease is due to the Company ceasing the operations of the R & R television network. For the period ended November 30, 2012, the Company included advertising revenue generated from Real Biz Media, Inc. of $133,235 acquired on October 3, 2012.

Cost of Revenue

Cost of revenues decreased 87% to $93,478 for three months ended November 30, 2012, compared to $745,732 for the three months ended November 30, 2011, a decrease of $652,254. The significant decrease in costs was primarily associated with the Company ceasing the operations of the R & R television network.

Operating Expenses

Our total operating expenses increased 22% or $313,965 to $1,766,464 for the three months ended November 30, 2012, compared to $1,452,499 for the three months ended November 30, 2011. The increase was primarily due to a decrease in: financing fees of $1,052, amortization of intangibles of $288,693, salaries and benefits of $25,988 and legal and accounting fees of $55,151; offset by an increase in finance related consulting fees of $602,375 and other miscellaneous operating expense of $82,474.

Other Expenses

Interest expense decreased 80% to $328,093 for the three months ended November 30, 2012, compared to $1,616,455 for the three months ended November 30, 2011, a decrease of $1,288,362 primarily due to the conversion of debt instruments into common shares and preferred stock subscriptions. Loss on settlement of debt increased 94% to $28,789 for the three months ended November 30, 2012, compared to $509,035 for the three months ended November 30, 2011, a decrease of $480,246 primarily due to a reduction in settlement of past due liabilities. Gain on change in fair value of derivatives decreased 118% to a loss of $204,573 for the three months ended November 30, 2012, compared to $1,131,393 for the three months ended November 30, 2011, a decrease of $1,335,966 primarily due to the increase in the number of debt to equity conversions. Gain on legal settlement increased 100% to $250,000 for the three months ended November 30, 2012, compared to $-0- for the three months ended November 30, 2011, a increase of $250,000 primarily due to legal issues settled. Other expense increased 96% to $52,714 for the three months ended November 30, 2012, compared to $26,901 for the three months ended November 30, 2011, a increase of $25,813 primarily due to penalties assessed upon tardy conversions of debt to equity instruments.

Net Loss

Net loss decreased 29% to $2,002,380 for the three months ended November 30, 2012, compared to net loss of $2,808,560 for the three months ended November 30, 2011, a decrease of $806,180 primarily due to the ceasing of operations of the television network.

Nine months Ended November 30, 2012 Compared to Nine months Ended November 30, 2011

Revenues

Our total revenues decreased 52% to $530,987 for the nine months ended November 30, 2012, compared to $1,105,084 for the nine months ended November 30, 2011, a decrease of $574,097. In addition to the general decrease in travel related revenue due to less marketing and sales efforts, the decrease in television advertising is mainly due to the ceasing of operations of the R&R television network due to cost constraints.

Revenues from the travel segment decreased 42% to $397,466 for the nine months ended November 30, 2012, compared to $689,071 for the nine months ended November 30, 2011, a decrease of $291,605. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The decrease is due to the reductions of tours booked.

Revenues from advertising decreased 68% to $133,521 for the nine months ended November 30, 2012, compared to $416,013 for the nine months ended November 30, 2011, a decrease of $282,492. Advertising revenue is generated from the sale of advertising time on R&R TV, including advertisements shown during a program (also known as short-form advertising) and infomercials in which the advertisement is the program itself (also known as long-form advertising). The decrease is due to the Company ceasing the operations of the R & R television network. For the period ended November 30, 2012, the Company included advertising revenue generated from Real Biz Media, Inc. of $133,235 acquired on October 3, 2012.

Cost of Revenue

Cost of revenues decreased 88% to $323,081 for nine months ended November 30, 2012, compared to $2,783,680 for the nine months ended November 30, 2011, a decrease of $2,460,599. The significant decrease in costs were primarily associated with the Company ceasing the operations of the R & R television network.

Operating Expenses

Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles.

Our total operating expenses decreased 30% to 3,291,188 for the nine months ended November 30, 2012, compared to $4,720,778 for the nine months ended November 30, 2011, a decrease of $1,429,590. The decrease was primarily due to a decrease in: financing fees of $28,590, amortization of intangibles of $866,077, salaries and benefits of $276,543, legal and accounting fees of $67,500, consulting fees of $127,231 and other miscellaneous operating expense of $63,649.

Other Expenses

Interest expense decreased 68% to $1,573,565 for nine months ended November 30, 2012, compared to $4,950,743 for nine months ended November 30, 2011, a decrease of $3,377,178 primarily due to the conversion of debt instruments into common shares and preferred stock subscriptions. Loss on settlement of debt decreased 99% to $5,045 for nine months ended November 30, 2012, compared to a loss of $1,007,100 for nine months ended November 30, 2011, an decrease of $1,002,055 primarily due to settlement of debt through issuance of shares of stock. Gain on change in fair value of derivatives increased 21% to 1,585,654 for nine months ended November 30, 2012, compared to $1,314,420 for nine months ended November 30, 2011, an increase of $271,234 primarily due to the increase in the number of debt to equity conversions. Gain on legal settlement decreased 92% to $250,000 for nine months ended November 30, 2012, compared to $3,129,790 for nine months ended November 30, 2011, a decrease of $2,879,790 primarily due to the decline in legal issues settled. Other expense decreased 9% to $102,759 for nine months ended November 30, 2012, compared to $113,535 for nine months ended November 30, 2011, a decrease of $10,776 primarily due to no modifications of warrants executed.

Net Loss

Net loss decreased 64% to $2,928,997 for nine months ended November 30, 2012, compared to net loss of $8,026,542 for nine months ended November 30, 2011, a decrease of $5,097,545 primarily due to the ceasing of operations of the television network.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2013	FY2014	FY 2015	Totals
Carriage Fees	$342,614	$-0-	$-0-	$342,614
Consulting	47,773	74,090	47,090	168,953
Leases	35,195	135,233	168,203	338,631
Other	57,681	57,681	-	115,362

Totals	$483,263	$267,004	$215,293	$965,560

Liquidity and Capital Resources

At November 30, 2012, the Company had $93,730 cash on-hand, an increase of $80,741 from $12,989 at the start of fiscal 2013. The increase in cash was due primarily to operating expenses.

Net cash used in operating activities was $3,819,357 for the nine months ended November 30, 2012, a decrease of $198,100 from $4,017,457 used during the nine months ended November 30, 2011. This decrease was due to a reduction in net loss partially offset by interest, amortization of debt discount on notes payable, loss on derivatives, stock based consulting and increases in accounts payable and accrued expenses.

Net cash used in investing activities increased to $277,000 for the nine months ended November 30, 2012, compared to $200,000 for the nine months ended November 30, 2011 due to cash used in acquisition of a business.

Net cash provided by financing activities increased $274,797 to $4,177,098, for the nine months ended November 30, 2012, compared to $3,902,301 for the nine months ended November 30, 2011.  This increase was primarily due to the net increase of $564,161 in other advances and shareholder loans; an increase of $2,333,005 in proceeds from stock issuances and subscriptions; a net increase of $72,653 of other notes payable; decrease of $1,566,700 for convertible promissory notes.

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

Since our inception in June 2002, we have been focused on the travel industry solely through the Internet. We have changed our business model from a company that generates nearly all revenues from its travel divisions to a media company focusing on travel and real estate by utilizing multiple media platforms including the Internet, radio and television. As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes all associated revenue streams.

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

Currently, revenues provide less than 20% of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $300,000. We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability by the fourth quarter of fiscal 2014.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2012. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the February 29, 2012, Annual Report on Form 10-K. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the nine months ended November 30, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Note 14 to the Consolidated Financial Statements contained in Part I, Item I of the Form 10-Q is incorporated herein by this reference.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 29, 2012, filed with the SEC on June 15, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2012.

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

NEXT 1 INTERACTIVE, INC.

Date: January 22, 2013	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 22, 2013	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

