Form 10-K
period 2013-02-28
Next 1 Interactive, Inc.
filed 2013-06-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________

Commission File No. 000-52669

NEXT 1 INTERACTIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

2690 Weston Road, Suite 200

Weston, FL 33331

(Address of principal executive offices)

(954) 888-9779

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value per share

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes       ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes       ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No

The Registrant’s revenue for its most recent fiscal year was $987,115.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2012, based on a closing price of $0.52 was approximately $20,316,400. As of June 11, 2013, the registrant had 13,752,097 shares of its common stock, par value $0.00001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward- looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

Pursuant to a Stock Purchase Agreement, dated September 24, 2008, by and among Andriv Volianuk, a 90.7% stockholder of Maximus, EXVG and EVUSA, Mr. Volianuk sold his 5,000,000 shares of Maximus common stock, representing 100% of his shares, to EXVG for an aggregate purchase price of $200,000. After the sale, Mr. Volianuk did not own any shares of Maximus. EXVG then reissued the 5,000,000 Maximus shares to the management of EXVG in exchange for the cancellation of their preferred and common stock of EXVG under the same terms and conditions as that offered to EXVG shareholders.

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

On October 9, 2012, Next 1 and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), , completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). The exchange of Attaché shares for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

Executive Offices and Telephone Number

Our principal executive offices are located at 2690 Weston Road, Suite 200, Weston, Florida 33331 and our telephone number is (954) 888-9779. Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off-site hosting facility.

Our Business

We are a media based company focusing on two segments: travel and real estate. The Company's mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchase and get an in-depth look at products and services all through their device of choice.

Next One Interactive (NXOI) is the parent company of Maupintours Extraordinary Vacations, Next Trip VoyageTV, its travel division, and holds a significant interest in Realbiz Media Group, Inc. a publicly traded real estate media company. Additionally the Company holds certain travel film footage assets through RRTV Network (its discontinued Television Network). The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company has worked with multiple distributors beta testing its platforms for both travel and real estate as part of its planned use of its TV programs and film footage for on demand viewing by consumers on web, mobile and TV Networks. The list of MSO’s (Multiple System Operator) the Company has worked with includes Comcast, Cox, Time Warner and Direct TV.

Over the last three years the Company accumulated significant debt as a result of launching and operating a full time television network for travel and real estate - RRTV Networks. Unfortunately the economic environment for real estate was extremely difficult as the housing market went through the greatest decline in U.S. history. As such management was faced with difficult choices and embarked on significant cost cutting and structuring efforts. As a major part of the structuring, Next 1 discontinued broadcasting of the R&R Network as well as eliminated or realigned its non-conforming operations, reduced staffing and facility leases and worked with its creditors in efforts to either extend or settle debt. Additionally its real estate division - Next 1 Realty was sold as part of as share exchange to Webdigs to create a new publicly traded real estate media service company – Realbiz Media Group, Inc. (“Realbiz”)

With the remaining operations, the Company turned its focus to the build out of web based operations that incorporated the Company’s significant film footage library in efforts to deliver an enhanced user experience for its travel and real estate platforms. This restructuring for both travel and real estate divisions when completed will streamline operations and better positioned the Company for the interactive revolution underway, referred to as “TV everywhere.”

In order to accomplish this goal the Company has and will continue to incur a number of expenditures throughout the balance of the year. New expenditures will include: (1) additional broadcast distribution fees for Video on Demand, (2) build out of complimentary websites and mobile solutions, and (3) outsourcing of key interactive technology solutions to complement our in-house expertise in maximizing the efficiency of the operation. Additionally, management has looked to use its limited financial resources to reconfigure and/or retire existing “floorless debt” while at the same time implementing new travel services with key suppliers to create travel offerings utilizing its film footage and displaying on media platforms on an on demand basis.

The Company’s targeted focus of reconfiguring its film assets in the travel and real estate short video clips so consumers can access them On-Demand and act on them through interactive services for television, mobile and the Internet puts the Company in a position to address advertisers’ evolving need to focus on exploiting video opportunities on multiple platforms with the convergence of internet, television and mobile. The Company has developed and assembled key assets that allow it to provide media and technology solutions for consumers in the Home and Travel arenas across multiple media platforms. These two verticals (Home and Travel) hold significant appeal to advertisers as they continuously remain in the top five advertising “spend” categories in the North American market. Management believes the steps it is taking now will create a ‘clear differentiation’ in the cable TV space and provide the Company’s shareholders and its clients with a unique and cutting edge solution to both traditional and non-linear platforms to advertise their products.

In management’s view, finding the funding to complete and implement its video centric model is the key to allow the Company to secure a foothold in the new interactive platforms for web, mobile and TV platforms. The Company no longer broadcasting the R&R Network as well as the elimination or realignment of non-conforming operations and build out of web based operations has resulted in both a drop in revenue from traditional operations while at the same time showed a marked increase in operational costs. These steps are deemed to be essential by management, as the Company repositions it’s travel and real estate programs to capture potentially very significant new revenue from the combination of “on demand” content and key websites and mobile solutions that can integrate components of the R&R Network.

The Company’s management believes that the Next 1’s separation of travel and real estate assets will allow it to focus its efforts on media and travel expansion while still maintaining an ownership in Realbiz. This relationship with Realbiz will ensure Next 1’s travel operations will have access to Realbiz’s significant distribution and reach into real estate agents and homeowners through its television, web and mobile services. The Realbiz platforms are targeted at home owners and service ideal consumers to promote travel products to. In short Realbiz will provide a great catalyst to accelerate all of Next 1’s travel programs as it reached across multiple media platforms to home owners – a key travel demographic.

Since this structuring, Next 1 has entered into several operating agreements and /or has active discussions underway for broadband, cable, Over the Top TV solutions and “video rich” web portals to enhance viewer experience and streamline its operations. At present the Company operates travel companies and travel media services, while indirectly through RealBiz Media Group Inc., it carries on operations of the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, You Tube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network

While web and mobile video views continue to grow exponentially (especially for the younger demographic) the Company still sees great value in television – especially for the baby boomer generation. Television is enjoyed by all ages and the Cable Market is providing On Demand services for entertainment and information at home. According to A.C. Nielson Co. “the average American watches more than four hours of TV each day, or two months of nonstop TV watching per year. In a 65 year life, that person will have spent nine years glued to the tube.” Cable reaches 70 million U.S. households penetrating 57 percent of the total TV households, and receiving $26 billion total advertising in 2008, source is TV-Free America.

The Company’s plan is to expand its revenue base by exploiting all avenues available to it on the Real Estate and Travel verticals – two channels where it has expertise and knowledge. During the past year, the Company concentrated on restructuring, implementing Video on Demand Solutions for both television and web. As a result we saw decreased revenues accompanied by significant increases in expenditures to put the model in place.

Business Model Summary

Next 1’s main focus is Travel and Real Estate which represent the two largest consumer-passion categories.

The Next 1 business model includes the deployment of:

•	Interactive TV Capabilities
•	Web Portal and MicroVideo Apps (agent marketing tool under development)
•	Video on Demand solutions for both Travel & Real Estate
•	Exclusivity and/or proprietary positioning
•	Specialized and/or proprietary technology
•	Utilization of Company's real estate and travel licenses
•	A scalable, profitable and portable solution for media

Next 1 Interactive recognized the convergence taking place in interactive television/ the web and mobile and began the process of recreating several of its key relationships through its operating business units in 3 distinct categories:

➢	travel operations
➢	travel media services and
➢	real estate media services

Potential revenue streams from Next Trip - Traditional Commissions from sales of travel products through Nexttrip and Maupintours as well as Advertising, from Preferred Suppliers and key Sponsorships.

Potential revenue streams from Travel Video on Demand - Monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of company owned travel entities (Maupintours, Extraordinary Vacations and Next Trip)

Potential revenue streams from Real Estate through ownership of RealBiz Media Group - Commissions and referral fees on home sales, pre-roll/post-roll advertising, lead generation fees, banner ads and cross market advertising promotions, (listing and marketing fees, web and mobile advertising).

Travel Division:

Next Trip Summary

Next 1 Interactive is differentiated from other media companies because it owns and operates businesses in its verticals – Next Trip serves the travel spectrum with travel licenses ARC, IATA, CLIA & Florida Seller of Travel.

The Company owns:

•	Maupintour Extraordinary Vacations, which is the oldest tour company in the US.

•	NextTrip.com – a content rich video and media site in which the Company has contracted to produce state of the art booking engines.

•	Trip Professional – an at home agency program allowing the consumer to customize and book travel while earning commissions.

1.	Maupintour Extraordinary Vacations

Maupintour Extraordinary Vacations (“Maupintour”) is the oldest tour operator in North America having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world. The Company has an active alumni that desires luxury vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. The Company previously ran group tours ranging from 10 to 25; however it has moved its model to customization of high end tours for families, small groups and individuals. The Company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru. The Company’s peak season for this division is from February to July. Maupintour’s website is www.Maupintour.com.

2.	NextTrip.com

NextTrip.com is being repositioned as an all-purpose travel site that includes 24/7 customer support, relevant social networking, and travel business showcases, with a primary emphasis on Video to targeted web users and a secondary promotion to TV viewers via VOD promotion. The site is scheduled for launch in the 2nd quarter of this year and will provide users with a diverse video experience that entertains, informs, and offers utility and savings. The travel information website offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations. NextTrip.com plans to generate revenues through advertising, travel commission, referral fees, and its affiliate program. The travel fulfillment and services for the site are handled by Mark Travel. Mark Travel is the largest wholesaler of travel products in the United States. NextTrip.com, in conjunction with its Connext1 program and key media partners (including Realbiz Media, M80, WAYN and Fareportal) will look to serve relevant videos to travelers via four key elements: (i) television ads (ii) travel video on demand for web and TV (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons) and (iv) wireless access to the network on smart phones/devices. The Company is continuing to build out a targeted travel video with interactive advertising and transactional shopping components that engage and enable viewers to request information, make reservations and get an in-depth look at products and services all through their device of choice. The Company believes this approach will allow for multiple revenue streams and integrated media platforms that deliver measurable return on investment to its advertisers, sponsors and business partners.

Additionally, “on demand” travel solution allows users to access travel content via digital platforms including Web, Cable, Broadband and mobile. This delivery of travel information, services and entertainment to consumers will help the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorship. NextTrip.com was originally launched in July of 2008 as Nexttrip.com. Media and travel booking solutions are being restructured with fulfillment of Travel bookings being handled by Mark Travel. The Company is targeting completion of new booking engines and video content by July 2013.The website is www.NextTrip.com.

3.	Trip Professionals.com

The Company operates a Trip Professional Membership Program. The program allows members to join for a $199 annual fee and earn 80% of the commissions on travel products purchased though the member. At present the Company is working on a new booking engine whereby members can access wholesale pricing and set commissions and is currently being redesigned to allow its members access to vacations at wholesale pricing, view destination video and adjust commissions within acceptable limits.

Web Properties

The websites and mobile applications have started to drive incremental revenues based on the promotion and awareness through the Connext1 program and VOD TV platforms. The Company has engaged several tourism boards including Japan, Egypt, Columbia, Hawaii and others as it rolls out its Connext1 program. In addition to cooperative advertising programs it is anticipated that Connext1will generate long term benefits through sales commissions on the sales of tour packages in 2013.

VoyageTV and NextTrip /Connext 1 Media Overview

1.	VoyageTV

Voyage.tv is an online travel channel that produces and distributes travel video programming on the Internet, cable television and Video on Demand. Voyage.tv also has a branded YouTube channel (VoyageChannel), which broadcasts select videos from Voyage’s slate and provides an alternate portal for viewers to access content.

The Company was founded in 2006 and was merged into Next 1 in February 2013. Functioning as a tool for exploring destinations, sharing travel experiences and booking trips, Voyage.tv is a global platform for travelers to exchange advice and access an inside look at destinations around the world. Video segments are accompanied by an array of articles written by resident editors within each destination and journalists that include travel writing on dining, nightlife, spas, area excursions, attractions, sightseeing, tours, shopping and other lifestyle interests. Program Categories include:

72-Hours highlights top attractions or things to do within a destination
Nirvana features spas and treatments around the world
Gourmet Regionale showcases restaurants and dining around the world
Guy Stuff focuses on activities and content for a male demographic
Goodlife highlights luxury and upscale lifestyle experiences in each destination
Look centers on fashion, style and shopping programming
Earth Calling includes eco-centric and “green” programming
Kidz highlights attractions and activities geared towards children and families
Conversations With features interviews with notable people within destinations

Next 1 plans to intergrate VoyageTV’s thousands of hours of video footage, distribution channels and partners in with its Connext 1 and NextTrip platforms to accelerate awareness of travel products, promote travel sales and deliver targeted advertising to consumers at the same time it delivers unique destination videos within several branded program categories. Next 1 Interactive operated a fully programmed television network know as Resort and Residence TV from November 2009 to March of 2012. The channel delivered current and relevant programming about the two great passion areas in life – Home and Travel. While the Network served as a significant means of awareness, the Company believes one of the true hidden values is in the thousands of hours of travel video that were acquired and developed during the network operations. Adding the VoyageTV content will give the Company an impressive video library. As consumers move to an on demand world that uses videos accessible from any device, Next 1 will give consumers access to thousands of relevant videos, many with transactional capabilities linking by way of two new “over the top” television, broadband TV (web based) and Travel Video on Demand Networks – under the VoyageTV and Next Trip branding.

This linkage of NextTrip Video on Demand Networks with Television, Web and Mobile devices will give viewers the ability to go from watching a television show such as “Extraordinary Vacations” to link directly to specific featured trips available for purchase on the Video on Demand Network. The consumer viewing the Video on Demand Networks may request additional information, order discount coupons, request a call from a licensed agent or purchase from the comfort of their living room. This viewing and video linkage will be available on Next 1’s TV, Broadband, Web and Mobile channels.

Key to this interactivity is Next 1 Interactive holds licenses in the travel industries thereby allowing it to receive referral fees and commissions in addition to traditional advertising. Additionally the Company’s long term travel relationships allow it to both access travel products and produce relevant and timely video content for the viewers.

2.	NextTrip /Connext 1 Media Overview

NextTrip/Connext 1 Media is positioning itself to emerge as a multi revenue stream “Next Generation” media company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on the consumer’s device of choice. A first mover in interactive television and VOD, Next Trip has done test programs including interactive programs into 21 million homes nationwide with Comcast and DirecTV (the number 1 and 2 players in the industry) under the brand name RRTV Networks. The Company recognized the convergence taking place in interactive television/ the web and began the process of recreating several of its key relationships in travel and media over the last 3 years in efforts to position itself for the interactive revolution with “TV everywhere”.

The Next Trip Travel marketing solutions Connext 1 employs unique marketing solutions by utilizing its video technology platform in combination with key travel and media players including Videology, M80, Tricept and WAYN. Connext 1 should provide a great catalyst of accelerate all of Next Trip’s travel programs across multiple media platforms. Television is enjoyed by all ages and with the advent of TV and video being available on multiple devices (TV/Phone/ Computer/ iPad), providing On Demand services for entertainment, information and transactional purposed appears to have a very bright future.

NextTrip/Connext 1 Media will provide access to travel video on a 24/7 basis supported by full service travel divisions and key partnerships with multiple cruise and tour groups within the United States. NextTrip will use network original programs with thousands of hours of travel footage to create valuable and relevant content for its viewers on an On demand basis to any device. The Company is uniquely positioned to deliver a relevant Video to the user with calls to action an access to additional ON Demand travel products under the NextTrip -Vacation travel Portal launching in its second quarter.

In the travel segment the Company has a full line up of programming from VoyageTV and its RRTV Network including key television shows:

➢	“Extraordinary Vacations”- Next Trip has created the ultimate travel shopping show where you can learn about the hottest new destinations, new ways to travel, new travel products, helpful travel tips and best of all, the latest travel deals. From cruising to golf resorts, Caribbean or European destinations, guided tours plus great deals on car rentals, airlines, travel packages and lots more..

➢	The Travel Magazine - The Travel Magazine is one of the largest sources of professionally produced travel video featuring 160 shows from 80 countries. Each show is 24 minutes of programming of destinations around the world.

➢	The Golf Show- Next 1 purchased 40 “Golf Show” episodes with all accompanying rights and properties. The shows are used for short clips with tips, tricks, and destinations.

➢	VoyageTV – 1000’s of hours of travel footage from around the globe featuring top attractions, things to do, spas, dining around the world, luxury and upscale lifestyle experiences

The primary web properties are:

•	www.nxoi.com ;
•	www.RRTV.com ;
•	www.NextTrip.com ;
•	www.voyage.tv;
•	www.Maupintour.com ; and
•	www.tripprofessionals.com .

In travel the Company is actively working on creating and/or expanding several key relationships with travel and media suppliers to allow it to monitor and distribute its travel products, videos and key travel suppliers videos with calls to action across millions of web and mobile devices. As the travel businesses gain more awareness through these media platforms, it is expected that the Travel Unit’s revenues will increase significantly, not only from increased tour business, but from new revenue streams generated by the network, more specifically, revenue generated from web advertising and referrals as well as TV shows, commercials and leads.

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

Real Estate Division

In 2012 the Company sold all real estate assets of Next 1 Realty to a separate public entity with Next 1 initially controlling 93 percent ownership. This move was undertaken by management to allow separation of the real estate and travel assets and thereby assist in fund raising without Next 1 incurring any additional debt. Realbiz Media then started a planned nationwide rollout of the Home Tour Network in conjunction with its partner Realtor.com by initially launching the first 2 of multiple cities in the U.S.A (Las Vegas and Atlanta). Additionally during this period the Company suspended the R&R Network distribution on DirecTV and cable distribution. It is the Company’s intention to add additional broadcast distributions through “on demand” solutions for web, mobile and television VOD networks through both its own operations and through Realbiz operations.

Next 1 is a multi-faceted interactive media company whose key focus is around two of the most universal, yet powerful consumer-passion categories - real estate and travel. The Company plans to deliver targeted content via digital platforms including Satellite, Cable, Broadcast, Broadband, Web, Print and Mobile. Its media platforms include a TV Network programming real estate through Realbiz’s Video-On-Demand (“VOD”) channel called Home Tour Network (“HTN”), and operated under the Realtor.com channel. The Realtor.com channel will have a video rich supporting real estate websites, and agent marketing solution known as a MicroVideo App. The Travel operations will include multiple websites including “RRTV.com”, “Maupintour.com”, “NextTrip.com” and “Voyagetv.com”. All sites will be integrated to include Video-On-Demand (“VOD”) featuring thousands of travel videos, articles, social media links and customized booking engines.

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

The most expensive media platforms to roll out will be the real estate portal that encompasses most of the real estate listings in video format as well as the VOD television network - the HTN real estate channel branded as the Realtor.com Channel. The television properties are the key platforms that differentiate the Company from our competition. The ability to launch a full time a nationwide real estate VOD TV network that reaches millions of households and can be accessed by millions of households on the device of their choice is unusual in the television industry. The price of entry, the programming and advertising needs and the opportunity to enhance the multi-platform network with interactive applications and VOD is truly unique.

Additionally, the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate. These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that should allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. This is a distinct advantage that will provide new revenue streams in addition to the traditional marketing and advertising revenues for both the travel and real estate operations The Company’s executive team has extensive backgrounds in the travel and real estate sectors and has been augmented by experienced media developers and marketers.

The Company is in the final stages of structuring to allow it to carefully control its expenses and share costs between its distinct business units. The roll out, promotion and marketing of its various business units and media are inter-related and cross promoted. This allows the Company to control its general and administrative expenses and to leverage the strength of its executive and sales teams for all of its media platforms. Our sales force has been trained to understand the key benefits of all of the Company’s holdings, allowing it to sell advertising, sponsorships, proprietary group travel, affinity programs and services.

RealBiz Media Group Inc.

(Realbiz) is a publicly traded Real Estate Media Service company that has positioned itself in to be both a media specialist and a licensed operator. As such the Company is poised to emerge as a multi revenue streams from advertising revenues as well as commissions and referral fees. This new “Next Generation” media company is well positioned to capture revenues from the convergence of TV, Mobile devices and the Internet by providing video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand. Realbiz Media currently operates an INTERACTIVE VOD Network for Real Estate in conjunction with its partner Realtor.com. The network is branded under the name of Home Tour Network and is carried on Cox Communications and Comcast stations. In late May 2012, RealBiz Media signed a significant multiyear partnership with Realtor.com that included agreements to rebrand the network to “Realtor.com channel” and expand the network into 55 million households. Additionally the Company has been commissioned to develop a major real estate web portal and enhanced widget/micro video app platforms to work in conjunction with Realtor.com and other major real estate brokerage groups.

RealBiz Media Group Inc. Overview and Business Model Summary

Next 1 is a major shareholder in RealBiz Media Group Inc (Realbiz). Realbiz is in the Real Estate Media and services arena focusing on both Home Search and Home Ownership solutions as key consumer-passion categories. The business model includes:

•	Web, Mobile and Interactive TV Capabilities
•	Video on Demand solutions for Real Estate
•	Exclusivity and/or proprietary positioning
•	Specialized and/or proprietary technology
•	Utilization of Company's real estate licenses
•	A scalable, profitable and portable solution for media
•	Key partnerships in real estate
•	An agent friendly model

RealBiz. is a leader in digital media and marketing for the real estate Industry. The Company includes a fully licensed real estate division (formerly known as Webdigs) , certain key TV media contracts ( Extraordinary Vacation Homes/ Third home) and a Virtual Tour and Media group (Realbiz 360) which enjoys significant real estate industry servicing contracts. As a combined group, the key driver for all is the Company’s proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music.

Once created, these home listing videos are automatically distributed to multiple media platforms (Television, broadband, web and mobile) for consumer viewing. From this core technology the Company has expanded its operations to encompass the following 3 areas:

1.	Home Tour Network - Real Estate Virtual Tour and Video on Demand Agent Offering - real estate agents can have a video created of their customer’s homes and then posted on television, over 200 real estate websites, You Tube, and mobile applications for a monthly fee of $89. The Company currently works with over 20,000 agents monthly. This Network offers unique Advertising Opportunities due to the broad media exposure of highly targeted consumers, the Company is positioned to capture income from pre-roll/post-roll advertising for televisions, lead generation fees, banner ads and cross market advertising promotions.

2.	Realtor.com Partnership – Expanding Home Tour Networks to include Video Portal, Widget and Mobile applications – the Company is developing a major real estate web portal and Agent Widget Program to work in conjunction with Realtor.com under a multiyear agreement. Rollout is planned in the second quarter of 2013 and when finished it will include an “all about home ownership” website for the consumer along with a turnkey marketing model using widgets for the agents.

3.	Traditional real estate sales – the Company has licenses in 19 States and is positioned to take advantage of both and a improving real estate market.

With the move to automate creation processes in combination with emerging video adoption, Realbiz Media now develops custom Enterprise solutions to support our existing and new Franchise partners. Though photos and virtual tours are listed as highly important on the home buyer’s lists, the astonishing growth of YouTube and Social Media fueled by the change in consumer demographics has left the Real Estate Industry scrambling to keep up. Realbiz Media`s direct feed services into listing databases provides for the automated creation and syndication of Virtual Tours and YouTube Videos posted directly to YouTube Channels and promoted on Social Networks. These solutions continue to support our Agent/Broker revenue base through setup and monthly recurring fees. These capabilities and forward thinking were key elements in the establishment of a multiyear contract with Move.com/Realtor.com

Overview

1.	HOME TOUR NETWORK

HOME TOUR NETWORK (HTN) is our flagship product to provide hyper-geo local real estate information to localized communities through a variety of mediums such as television, internet and mobile devices. HTN Video on Demand allows consumers to interact with the Real Estate community from the convenience and comfort of home television. The market demographics for VOD are adults in the 24 to 54 age brackets. Not only does VOD allow for brand exposure, VOD allows consumers to self-select relevant programming 24/7.

Realbiz patented technology is specifically designed to work with cable and we are the first company to produce and provide a video based content syndication engine that drives far more real estate listing content and advertising to television and the internet, faster, in a more efficient and less costly manner than anyone in the industry. Realbiz will have direct access to both the largest real estate listing resource in the United States, Realtor.com. Realbiz completed multi-faceted long term agreement with Move.com/Realtor.com which includes a revenue sharing program for its VOD product. The first city (Las Vegas) was launched in January 2013, as the Realtor.com Channel. The Realtor.com Channel will be accessed through select cable and satellite providers in various markets, which will include iTV (IPTV) and will have a companion web portal. Our partnership with RDC will support a joint mission to providing innovative products that bring agents and the public together in a positive way. The companies are targeting growth into 180 cities across the United States in the next 24 months.

A major opportunity for revenue will come from advertisers who want to appeal to parties associated with the purchase and sale of a home. There are a myriad of potential advertisers including Hardware Chains, Moving and Storage systems, Mortgage Lenders, Title and Escrow, etc. The key message points for these advertisers are reach, frequency, interactivity, connectivity and scale.

With the introduction of the Home Tour Network (HTN) Portal (targeted for launch in June 2013), it will allow consumers to connect with real estate and mortgage professionals best suited to meet their needs. We are releasing a robust and unique video web portal where consumers can search at a geo-local level, locate experts/professionals, and read and join communities. Our goal is provide consumers with free access to real estate information. The plan is to provide this same information through mobile devices. The portal will continue to evolve as more consumers, agents and advertisers join and use the HTN portal. The plan is allow real estate professionals to contribute unique contents and use the social media community to make the portal more engaging and entertaining. We view the real estate and related professionals as key components of the HTN portal.

To enhance our agent program we developed and rolled out key improvements to our platforms in the second quarter of 2013 that greatly enhanced agents SEO/VSEO capabilities. The acquisition of YouTube by Google has presented not only challenges but new opportunities for search engine optimization. As Realtors try to understand not only video marketing but how to best utilize and get top rankings on Google search, Realbiz Media has developed a beta application that delivers the crucial elements of a SEO/VSEO strategy. The "Micro site" developed in HTML5 combines a unique property URL with a YouTube embedded video supported by keywords, metatags, and back links. As Google now indexes unique URLs with embedded video, the Micro site will deliver a powerful solution to the Real Estate Industry. The Micro site automated enterprise solution can deliver leading Franchises such as ERA real estate with their core objectives: Increased traffic to their websites and YouTube Channels combined with top search engine rankings for their members. We believe the Microsite application will generate substantial revenues through enterprise deployments, current customer upgrades and new Agent/Broker solutions

Real Estate On Demand -For the real estate segment the Company plans to both market the approximately 120,000 “premium VOD TV listings” as well as incorporating over 4.5 million MLS home listings from all major U.S. cities with video on demand and interactive capabilities into a supporting real estate website. This new interactive solution will create direct referral fees, advertising fees and mortgage financing for the Company. The Company recognizes that in the U.S. most consumers research the buying of a home through newspapers, magazines, internet and TV. Only after the search has been narrowed down does the average consumer look to find a real estate agent. The VOD solution allows the consumer to view, in high quality video, local listings and specialty properties (oceanfront properties, mountain homes, farms, senior communities etc) via their TV with just a click of the remote control. This familiar TV environment is especially targeted at the baby boomer and over 40 demographic who, in many cases, are more comfortable with a remote control then they are with a mouse or touch screen. The real estate VOD solution is branded as Realtor.com channel. RealBiz Media Approved Vendors Include: Century21, Coldwell Banker, ERA, Better Homes and Gardens, Sotheby’s, Keller Williams, Long & Foster, Crye-Leike and others. Its desktop solution for virtual tours is used by over 30,000 real estate agents.

2.	REALTOR.com PARTNERSHIP

Realtor.com Partnership will greatly enhance the Home Tour Network as produce will include the launch of a Video Portal with accompanying Widget and Mobile applications. In late May 2012, RealBiz Media signed a significant multiyear partnership with Move.com/ Realtor.com (RDC) that included agreements to rebrand the network to “Realtor.com channel” and expand the network into 55 million households. Additionally the Company has been commissioned to develop certain key projects including a real estate web portal to work in conjunction with Realtor.com. While terms of the agreement are not yet fully released, some of the key elements include:

1.	Expansion and rebranding of TV network to a National Video on Demand Network. Realbiz’s Home Tour Network will be rebranded to the Realtor.com Channel and expanded to 55 million households in 180 cities over the next 36 months.

2.	Introduction of a web portal to support Video on Demand Network including a National feed so listings are supported with video. Realbiz will provide all video estimated to be in excess of 2 million home listings per month.

3.	Set up of “Widget Marketing Program” for the real estate agents currently working with Realtor.com. The program will be a multifaceted turnkey marketing tool for the real estate agent. Under the Realtor/Realbiz model the companies both embrace and promote real estate agents vs. the competition which tends to cannibalizing them.

The Widget and Asset Video Player will be a very powerful tool for agents and brokers in the real estate profession. These individual agents and small brokerages will now be able to provide access to all the listings in the U.S. from a system that’s branded to them. This will significantly extend their brand by allowing consumers to search for any property in the U.S. without having to leave that agent or broker’s site. In fact these properties can be searched from social media locations, direct from email distribution and even from mobile devices. This agent/broker branded “pocket search” capability will create more cohesion between the consumer and the real estate professional.

This web of personalized search tools will provide significant revenue opportunities for Move and RBM. Revenue streams exist in several layers within this system:

•	Video advertising insertion: Placement of video advertising as pre-roll to viewing a selected property
•	Video sponsorship: Placement of an advertisers brand or logo with contact information placed in the video frame of the property videos
•	Video player tab sponsorship: The Asset Video Player has functional tabs with relevant information for the home shopping consumer that can be sponsored (Mortgage, Credit Score)
•	Advertiser discounts and promotions within the Asset Video Player: The player will have a tab for special offers which can be populated with local or national offers targeted to consumers in transition
•	Agent/Broker Upgrades: Real Estate Professionals will be able to enhance their branding and information presentation as well as gather leads from the system with upgraded service offerings.

Lastly, this system will create significant organic SEO (Search Engine Optimization) and VSEO (Video Search Engine Optimization) lift for both the HTN companion portal and Move. Since each property in the system (approximately 2.2 million) will be viewed as its own website the system will create millions of back links to both Move and HTN. When you combine the back links with the fact that the content for these sites is in video format and completely relevant to both the Move/Realtor.com site and the HTN portal, you have an incredibly powerful asset for organic search ranking.

3.	TRADITIONAL REAL ESTATE SALES POTENTIAL

Over the last year, home prices have increased by 3.7% since May 2011, and that annual gain was the largest yearly increase in home prices since September 2006. It was also the first time of four consecutive annual increases since the summer of 2007.

Realbiz has positioned itself to capture revenues from this market through licensing itself in 19 states within the U.S. While it is not in its immediate plans the licenses would allow it to capture commissions from foreclosure properties and real estate home sales.

Business Strategy

Near-Term Objectives:

Next 1 is a multi-faceted interactive media company whose key focus is to continue to grow its media interests around two of the most universal, yet powerful consumer passions - real estate and travel. The Company delivers targeted content via digital platforms including cable, broadcast, and broadband, web, print and mobile. The Company has launched real estate VOD channel starting with 2 cities on the Cox Communications and Comcast Cable Network and is targeting in conjunction with RealBiz to reach over 50 million households with its “Home Tour Network” by 2015.

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

Long-Term Objectives:

As we expand our business model we will become a full-service multi-media advertising outlet offering television (traditional and VOD), internet display ads, rich media ads, video ads, and mobile outlets. As we build our network, viewership and traffic, our reach and cross-promotion capabilities will lead to the launching of additional targeted on demand solutions. Our involvement in cable TV, web and mobile will keep us at the forefront of cross-platform deal-making as such activity becomes more common among advertisers.

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

In the real estate sector, internet sites such as Trulia.com and Zillow.com as well as other internet sites providing real estate information to consumers provide opportunities similar to our Realbiz products and services.

Other Competitors include Netflix, DVDs, other VOD advertisers, Internet sellers of travel, and other real estate advertising.

Intellectual Property

In October 2012, the Company consummated the share exchange with Webdigs and Realbiz 360 to create RealBiz. Realbiz had 28 patents on technology for the conversion of pictures and text into video. The system can process large amounts of data in a very compressed period of time. The Company has since made additional modifications and developed a MicroVideo App. It intends to add additional patents over the current year.

On October 29, 2008, the Company consummated the transactions contemplated by a purchase agreement with the members of Loop. Loop is a technology company that owns the Detroit HPC charter agreement. Loop oversaw the development of the HPC operating technology as well as certain proprietary automated systems that can be used to expand on-demand capabilities for HPC. Pursuant to the Loop Agreement, the Company issued 5,345,000 shares of its common stock in exchange for 100% of the issued and outstanding membership interests of Loop. The total value of the consideration given was approximately $5,450,000. The Company acquired assets with a net realizable value of approximately $5,000 and assumed liabilities of approximately $300,000 resulting in intangible assets of approximately $5,650,000. The assets acquired consist primarily of the exclusive use of technology required to provide video-on-demand and interactive TV capabilities and are completely amortized at February 28, 2013.

As of February 29, 2012 the Company recognized non cash impairments of $1,856,054 reducing the carrying values of the intangible assets for the R&R TV to $- 0-. This impairment mainly related to the Company suspending distribution on Direct TV in March 2011.

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

Employees

As of June 13, 2013, the Company has nine full-time employees: seven are located in the headquarter office; one is located in Nevada and one in Canada. The headquarters staff is comprised of two senior management personnel and the chief executive staff.

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

At February 28, 2013, we had $36,351 cash on hand. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $71,193,862 and a working capital deficit of $13,371,094 at February 28, 2013, net losses for the year ended February 28, 2013 of $4,233,102 and cash used in operations during the year ended February 28, 2012 of $5,244,316. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of R&R TV including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we will need as much as approximately $1 million to $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from media advertising and e-commerce, travel and real estate are fully- implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. In addition, as of February 28, 2013, we had approximately $14.6 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes, or equity, to fund our operations and repay our outstanding debt for the foreseeable future. At February 28, 2013, we had $9.9 million of current debt outstanding. If we are unable to achieve operational profitability or not successful in issuing additional promissory notes or securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

We enter into carriage/distribution agreements with companies that will broadcast our products. If we do not maintain good working relationships with these companies, or perform as required under these agreements, it could adversely affect our business.

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

We are involved in certain legal proceedings and are subject from time to time to various claims involving alleged breach of contract claims, intellectual property and other related claims employment issues, vendor matters and other litigations. Certain of these lawsuits and claims, if decided adversely to us or settled by us, could result in material liability to the Company or have a negative impact on the Company’s reputation or relations with its employees, customers, licensees or other third parties. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings could result in substantial costs and may require that the Company devotes substantial time and resources to defend itself. Further, changes in governmental regulations both in the U.S. and in other countries where we conduct business operations could have an adverse impact on our results of operations. See Item 3 “Legal Proceedings” for further discussion of the Company’s legal matters.

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

Mr. Kerby, Warren Kettlewell and Don Monaco own approximately 95% of our voting securities which gives them significant influence over the affairs of our Company.

Bill Kerby (CEO), Warren Kettlewell (Director) and Don Monaco (Director), collectively control approximately 95% of our voting securities which gives them voting control over our Company. Bill Kerby, our Chief Executive Officer, owns 809,611 shares of Series A Preferred Stock; Warren Kettlewell a director owns 331,403 shares of Series A Preferred stock; and Don Monaco a director owns 1,075,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is equal to 100 votes and votes on the same basis as the common stock. As a result Messrs. Kerby, Kettlewell and Monaco collectively control approximately 95% of our voting securities, thereby giving them significant influence in electing our directors and appointing management possibly delaying or preventing mergers or deals and suppressing the value of our common stock.

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

We may continue to issue a large amount of securities or debt that can be converted into common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements. In addition, we have convertible debt and 6,495,778 outstanding warrants. Also, there are currently 2,366,014 shares of the Company’s Series A Preferred Stock, which are convertible into shares of common stock at the lower of a) a conversion of $0.50 per share or b) at the lowest price the corporation has issued stock as part of a financing. Any grants or sales of additional shares of our common stock, or exercise of our convertible instruments will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock.

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

Currently our common stock is a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker- dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with “low-priced” securities from being established with respect to our securities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 6,500 square feet of office space pursuant to a lease agreement with Bednar Farms, Inc. located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ending February 28, 2013 was $150,072. The Company currently does not own any real property.

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit filed by Gari Media Group, Inc. in the United States District Court for the Central District of California alleging that Next 1 owes $75,000 from a video and music production agreement provided for the Company’s television network. The Company is vigorously defending the allegations and has made a settlement offer.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol “NXOI.” Our fiscal year end is February 28. The following table sets forth the high and low trade information for our common stock for each quarter since of the past two (2) fiscal years as follows:

Period	High Price	Low Price
Fiscal Year Ended February 29, 2012
First Quarter	$0.2800	$0.0700
Second Quarter	$0.1100	$0.0110
Third Quarter	$0.0360	$0.0080
Fourth Quarter	$0.0102	$0.0016
Fiscal Year Ended February 28, 2013
First Quarter	$1.1500	$0.1500
Second Quarter	$0.2390	$0.0152
Third Quarter	$0.1450	$0.0148
Fourth Quarter	$0.0490	$0.0141

(b) Holders

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. As of June 11, 2013, we had approximately 449 shareholders.

(c) Dividend Policy

The payment of cash dividends by us is within the discretion of our board of directors and depends in part upon our earnings levels, capital requirements, financial condition, any restrictive loan covenants, and other factors our board considers relevant. Since our inception, we have not declared or paid any dividends on our common stock and we do not anticipate paying such dividends in the foreseeable future. We intend to retain earnings, if any, to finance our operations and expansion.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of February 28, 2013, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

	Number of Securities to be issued upon exercise of outstanding options and rights (a)	Weighted average exercise prices of outstanding options and rights (b)	Number of securities remaining available for future issuances under equity compensation plans(excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	558	$7.25	682
Equity compensation plans not approved by stockholders	-0-	$-0-	-0-
	558	$7.25	682

Transfer Agent

Our stock transfer agent is American Stock Transfer Co. (“AST”), 6201 15th Avenue, Brooklyn, NY 11219. AST’s telephone number in the U.S. is (718) 921-8124 and their internet address is www.amstock.com.

Rule 10B-18 Transactions

During the year ended February 28, 2013, there were no repurchases of the Company’s common stock by Next 1.

Recent Issuances of Unregistered Securities

During the fiscal year ended February 28, 2013, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering:

Common Stock

During the year ended February 28, 2013, the Company:

•	issued 385,734 shares of common stock and 733,400 one (1) to two (2) warrants with an exercise price of $.001 to $1 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $54,763. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% to 0.23$, dividend yield of -0-%, volatility factor of 287.30% to 396.95 and expected life of 1 to 2 years.

•	issued 11,442,205 shares of common stock valued at $681,792 to holders of convertible promissory notes upon the exercise of their right to convert any part of the outstanding interest or principal, incurring $99,100 penalties for tardy conversions.

Preferred Series A

During the year ended February 28, 2013, the Company:

•	issued 75,000 shares of Preferred Series A Stock at $1 per share and received $75,000 in proceeds.

•	issued 481,403 shares of Preferred Series A Stock valued at $481,403 and induced a related party shareholder to convert $112,247 of convertible promissory notes principal and interest, $85,000 of shareholder loans.

Preferred Series B

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 364,600 shares of Preferred Series B Stock at $5 per share and 1,630,250 one (1) to five (5) year common stock warrants with an exercise price of $0.02 to $2.50 and received $1,692,728 in proceeds, net of $272 of bank charges plus $130,000 received in the prior year ended February 29, 2012 with a total value of $1,823,000.

•	entered into Preferred Series B Stock subscription agreements and issued 51,600 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $258,000. The value of the preferred stock issued is based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

Preferred Series C

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 10,000 shares of Preferred Series C Stock at $5 per share and received $50,000 in proceeds.

•	entered into Preferred Series C Stock subscription agreements and issued 26,000 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $130,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

Preferred Series D

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 372,700 shares of Preferred Series D Stock at $5 per share and 1,980,500 one (1) and four (4) year common stock warrants with an exercise prices of $0.03 to $0.10 and received $1,862,656 in proceeds, net of $844 of bank charge with a total value of $1,863,500.

•	issued 158,648 shares of Preferred Series D Stock and 103,200 one (1) to four (4) warrants with an exercise price of $.03 to $25 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $794,134. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.15% to 0.36, dividend yield of -0-%, volatility factor of 342.90% to 346.22% and expected life of 1 to 4 years.

•	issued 185,129 shares of Preferred Series D Stock valued at $925,647 and induced noteholders to convert $865,662 of convertible promissory notes principal.

•	issued 32,000 shares of Preferred Series D Stock valued at $160,000 for the conversion of shareholder loans.

•	issued 3,600 shares of Preferred Series D Stock valued at $18,000 for the conversion of accounts payable.

•	issued 380,000 shares valued at $1,900,000 as part of the agreement of October 2, 2012 for the purchase of 664.1 shares of Real Biz Holdings, Inc. Additionally, the Company recorded a derivative liability valued at $35,733 as the purchase agreement includes a "ratchet" provision. The fair value of the "ratchet" provision was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 395.51% and expected life of 2 years.

•	issued stock subscription agreements for 20,000 shares of Preferred Series D Stock.

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

Recent Acquisitions

On October 3, 2012, the Company entered a securities exchange agreement and exercised the option purchase agreement to purchase 664.1 common shares of Real Biz Holdings, Inc. The Company applied $300,000 of cash, issued a Series D Preferred stock subscription agreement for 380,000 shares and agreed to a $50,000 thirty day (30) day post-closing final buyout bringing the total value of the agreement to $2,250,000.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". The Company is the acquirer for accounting purposes and Real Biz Holdings, Inc. is the acquired Company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Real Biz Holdings, Inc.

The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Cash	$34,366
Other current assets	40,696
Intangible asset	4,796,178
4,871,240

Accounts payable, accrued expenses and other miscellaneous payables	2,330,846
Deferred revenue	48,569
Convertible notes payable to officer	241,825
2,621,240
Net purchase price	$2,250,000

On October 9, 2012, Next 1 and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

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

In the U.S., the booking of air travel has become increasingly driven by price. As a result, we believe that OTCs will continue to focus on differentiating themselves from supplier websites by offering customers the ability to selectively combine travel products such as air, car, hotel and destination services into one- stop shopping vacation packages.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2013 Compared to the Fiscal Year Ended February 29, 2012

Revenues. Our total revenues decreased 24% to $987,115 for the fiscal year ended February 28, 2013, compared to $1,292,517 for the fiscal year ended February 29, 2012, a decrease of $305,402. The decrease is due to the R & R television network being off of Direct TV, offset by revenue generated from RealBiz Media Group, Inc.

Revenues from the travel segment decreased 36% to $550,367 for the fiscal year ended February 28, 2013, compared to $865,878 for the fiscal year ended February 29, 2012, a decrease of $315,511. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The decrease is due to the decline in tours and cruises sold.

Revenues from advertising increased 2% to $436,748 for the fiscal year ended February 28, 2013, compared to $462,639 for the fiscal year ended February 29, 2012, an increase of $10,109. Advertising revenue is currently generated from RealBiz Media Group, Inc.’s real estate advertising and in prior years was generated from the sale of advertising time on R&RTV through selling time for commercial announcements on Direct TV which was discontinued in the prior fiscal year.

Cost of revenues. Cost of revenues decreased 86% to $501,460 for fiscal year ended February 28, 2013, compared to $3,558,714 for the fiscal year ended February 29, 2012, a decrease of $3,057,254. The decrease in cost is primarily due to the network being off Direct TV.

Operating expenses. Our operating expenses include salaries and benefits, selling and promotion, general and administrative: finance fees incurred in raising capital, amortization of intangibles, legal and accounting fees, consulting fees and miscellaneous operating expenses. Our total operating expenses decreased 9% to $5,315,808 for the fiscal year ended February 28, 2013 from $5,861,585 for the fiscal year ended February 29, 2012, a decrease of $545,777.The decrease was primarily due to a decrease in finance fees of $5,818, amortization of intangibles of $1,154,759 and legal and accounting of $81,531; offset by an increase in salaries and benefits of $100,116,consulting fees of $49,144 and miscellaneous operating expenses of $547,071.

Other expense. Interest expense decreased 75% to $1,774,792 for the fiscal year ended February 28, 2013, compared to $7,060,814 for the fiscal year ended February 29, 2012, a decrease of $5,286,022 primarily due to the increase in the amount of debt converted into common and preferred shares and significant reductions in the issuance of convertible promissory notes over the prior fiscal year. Loss on settlement of debt conversions increased 20% to 309,201 for the fiscal year ended February 28, 2013, compared to $258,443 for the fiscal year ended February 29, 2012, an increase of $50,758 primarily due to the increase in the settlement of convertible promissory notes and shareholder loans converted into common and preferred shares. Gain in the change in fair value of derivative decreased 6% to $2,081,029 for the fiscal year ended February 28, 2013, compared to $2,223,649 for the fiscal year ended February 29, 2012, a decrease of $142,620 primarily due to the increase in the conversion of convertible promissory notes with embedded variable conversion features. A loss on impairment of intangible assets decreased 100% to $-0- for the fiscal year ended February 28, 2013 compared to $1,856,054 for the fiscal year ended February 29, 2012, a decrease of $1,856,054 primarily due to no requirement to impair intangible assets in the current fiscal year. A gain on legal settlement decreased 54% to $701,026 for the fiscal year ended February 28, 2013 compared to $1,520,529 for the fiscal year ended February 29, 2012 a decrease of $819,503 primarily due to the decrease in the amount of legal settlements executed during the current fiscal year with vendors. Other expense increased 10% to $101,011 for the fiscal year ended February 28, 2013, compared to $92,151 for the fiscal year ended February 28, 2011 an increase of $8,860 primarily due to the increase in penalties assessed by convertible promissory notes holders requesting to convert principal into equity securities not executed in a timely manner.

Net Loss. We had a net loss of $4,233,102 for the fiscal year ended February 28, 2013 compared to a net loss of $13,651,066 for the fiscal year ended February 29, 2012 a decrease of $9,417,964 primarily due to the television network being off during the year, reducing labor and production costs. See the discussions on cost of revenues and operating expenses and the notes to the consolidated financial statements included in this Annual Report.

Contractual Obligations. The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2014	FY2015	FY2016 and beyond	Totals
Carriage Fees	$-0-	$-0-	$-0-	$-0-
Consulting	83,090	47,090	47,090	177,271
Leases	135,233	138,475	29,728	304,436
Other	167,604	167,604	167,604	502,812
Totals	$385,927	$353,169	$244,422	$983,519

Liquidity and Capital Resources; Going Concern

At February 28, 2013, the Company had $36,351 cash on-hand, an increase of $23,362 from $12,989 at the start of fiscal 2012. The increase in cash was primarily due to the funds raised by issuance of various series of the Company’s Preferred stock series over the Company’s obligation of meeting day-to-day operating expenses, promissory note obligations and compliance with terms under an option agreement.

Net cash used by operations was $5,244,316 for the year ended February 28, 2013, an increase of $421,893 from $4,822,423 used during fiscal 2012. The increase was due to the Company’s ability to satisfy its accounts payable and other current liabilities through payment in cash and settlement of past due amounts using equity securities.

Net cash used in investing activities decreased $305,000 to $-0- for the year ended February 28, 2013 compared to $305,000 for fiscal 2012. The decrease is attributable to the exercise of the option agreement to purchase shares of Real Biz Holdings, Inc.

Net cash provided by financing activities was increased $547,083 to $5,267,678 for the year ended February 28, 2013 compared to $4,720,595 fiscal 2012, The increase is attributable to the increase in proceeds of stock issuances and notes payable over conversions and principal payments.

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long-term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2013, the Company had no long-lived assets.

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

The Company incurs an impairment charge when the Company determines if the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicator of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow. The Company measures any impairment based on a project discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluated the remaining useful life of the intangibles and recorded a loss on impairment of intangible assets during the years ended February 28, 2013 and February 29, 2012 of $-0- and $1,856,054, respectively.

Intellectual properties that have finite useful lives are amortized over their useful lives. The amortization expense for the years ended February 28, 2013 and February 29, 2012 was $604,008 and $1,222,861, respectively.

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

	February 28, 2013	February 29, 2012
Series A convertible preferred stock issued and outstanding	2,366,014	1,645,101
Series B convertible preferred stock issued and outstanding	2,138,000	-0-
Series C convertible preferred stock issued and outstanding	180,000	-0-
Series D convertible preferred stock issued and outstanding	5,660,385	-0-
Warrants to purchase common stock issued, outstanding and exercisable	6,495,778	180,590
Stock options issued, outstanding and exercisable	4,050	4,050
Series D convertible preferred subscribed	100,000	-0-
Shares on convertible promissory notes	32,133,155	1,819,560
	49,077,382	3,649,301

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

Barter revenue of $-0- has been recognized for the years ended February 28, 2013 and February 29, 2012, respectively. Barter expense of $-0- has been recognized for the years ended February 28, 2013 and February 29, 2012.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2013 and February 29, 2012 was $131,504 and $55,551.

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

ASC 820 also describes three levels of inputs that may be used to measure fair value:

·	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

·	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

·	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Reclassifications

Certain amounts previously reported in the fiscal year ended February 29, 2012 have been reclassified to conform to the classifications used in the year ended February 28, 2013. Such reclassifications have no effect on the reported net loss.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “ Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCT). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments required disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosure that provides additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 201-02 is not expected to have a material impact on financial position or results of operations of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-42 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure and Control Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of February 28, 2013. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of February 28, 2013, management assessed the effectiveness of our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2013 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2013:

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at June 11, 2013. The terms of all the directors, as identified below, will run until their successors are elected and qualified.

Name	Age	Position	Officer and/or Director Since
William Kerby	56	Chief Executive Officer and Chairman	2008
Adam Friedman	48	Chief Financial Officer	2010
Warren Kettlewell	67	Director	2011
Pat LaVecchia	46	Director	2011
Don Monaco	60	Director	2012
Phil Bliss	65	Director	2012
Doug Checkeris	58	Director	2012

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman

William Kerby, age 56 is the founder of Next 1, Interactive, Inc. From 2008 to present, he has been the architect of the Next One model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the Company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The Company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia.

Adam Friedman – Chief Financial Officer

On August 16, 2010, the board of directors of the Company appointed Adam Friedman, age 48, to the position of Chief Financial Officer of the Company. Under the terms of his three-year employment agreement expiring on August 15, 2013, Mr. Friedman has agreed to devote all of his time, attention, and ability to the business of the Company. From February 2006 to July 2010, Mr. Friedman previously served as Chief Financial Officer, Corporate Secretary, and Controller for MDwerks, Inc. (“MDwerks”) where his responsibilities included overseeing the Company’s finances, human resources department, U.S. Securities & Exchange Commission compliance, and Sarbanes-Oxley compliance. Prior to joining MDwerks, Mr. Friedman served as the Vice President of Finance for CSA Marketing, Inc. from March 2005 to February 2006. For the eleven years prior to March 2005, Mr. Friedman served as the Business Manager/Controller and Director of Financial Planning at the GE/NBC/Telemundo Group, Inc. Mr. Friedman also worked as a Senior Financial Analyst for Knight-Ridder, Inc and as an Audit Senior Accountant for KPMG Peat Marwick. Mr. Friedman received his MBA from St. Thomas University and his BSM from Tulane University.

Warren Kettlewell – Director

On January 12, 2011, the board of directors appointed Warren Kettlewell, age 67, to the board of directors of the Company. A description of Mr. Kettle well’s relevant business experience is detailed below. Prior to joining the Company’s board of directors, Mr. Kettlewell was an active investor of the Company for the prior five years. Mr. Kettlewell is currently the President and Chief Executive Officer of Cardar Investments Limited, a privately owned investment company involved in real estate development (“Cardar”). Mr. Kettlewell has held these respective positions at Cardar since founding the company in 1983. Additionally, since 1990, Mr. Kettlewell has been active shareholder in and advisor to Cango Petroleum, Inc., a company in the business of owning and operating independent retail gas stations in Canada. The Company believes that the addition of Mr. Kettlewell to the board of directors will enhance the board with his business and real estate industry experience.

Pat LaVecchia – Director

On April 15, 2011, the board of directors appointed Pat LaVecchia, age 46, to the board of directors of the Company. A description of Mr. LaVecchia’s relevant business experience is detailed below. Mr. LaVecchia has been a founding principal and Managing Partner of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU). Mr. LaVecchia also currently serves as co-chairman of Premiere Opportunities Group, Inc. (PPBL, OTC) and managing partner of Sapphire Capital Partners. Mr. LaVecchia also sits on several advisory boards and non-profit boards. The Company believes that Mr. LaVecchia’s investment banking and business experience allows him to contribute business and financing expertise and qualifies him to be a member of the Board.

Don Monaco – Director

On August 26, 2011, Next 1 (the “Company”) appointed Don Monaco, age 60, as a member of its Board of Directors. Mr. Monaco is the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers. Mr. Monaco previously spent 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois including 18 years as a partner and senior executive. The Company believes that Mr. Monaco’s senior management experience qualifies him to be a member of the Board.

Doug Checkeris – Director

On December 21, 2012, the Company appointed Doug Checkeris, 58, as a member of its Board of Directors. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Doug’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP.

Philip Bliss – Director

On December 21, 2012, the Company appointed Phil Bliss, 65, as its Chief Information Officer and a member of its Board of Directors. Mr. Bliss is a digital marketing pioneer who has been at the forefront of digital media development for the past twenty years . Mr. Bliss provides marketing, product and technology leadership, as well as providing strategy, development and marketing expertise to companies that want to leverage their digital assets. Mr. Bliss has built and sold four companies and been a strategic advisor, product marketer and director to many start-ups in the technology sector. In the last seventeen years he has built, managed or launched hundreds of web sites, built and marketed twelve products and consulted with numerous large and small organizations on their technology products and web strategies. Over the past six years he has built a number of new products and process for the Higher Education sector and consulted with many universities and colleges through their web renewal activities. His national and international track record includes many technology, educational, non-profit, and American Indian companies including the Smithsonian Institution, University of Toronto, Brock University, Microsoft, NEC, Samsung, and Cisco Systems.

Family Relationships amongst Directors and Officers

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended February 28, 2013, were timely.

Item 11.  Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal years ended February 28, 2013 and February 29, 2012

Name and principal position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Kerby	2013	$300,000	$0	$0	$0	$0	$0	$14,400	$314,400
CEO and Chairman of the Board (1)	2012	$300,000	$0	$0	$5,800	$0	$0	$14,400	$320,200
	2011	$300,000	$0	$0	$0	$0	$0	$14,400	$314,400

Adam Friedman	2013	$150,000	$0	$0	$0	$0	$0	$0	$150,000
CFO (2)	2012	$150,000	$0	$0	$5,800	$0	$0	$0	$155,800
	2011	$68,750	$0	$0	$0	$0	$0	$0	$68,750

(1)	Bill Kerby receives an annual base salary of $300,000. He also receives an auto allowance in the amount of $1,200 per month, as additional compensation

(2)	Adam Friedman receives an annual base salary of $150,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of February 28, 2013:

Name and principal position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
William Kerby, CEO	800	0	-0-	$7.25	10/2/21

Adam Friedman, CFO	800	0	-0-	$7.25	10/2/21

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

DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our directors during the fiscal year ended February 28, 2013.

Name and principal position	Option Award

Warren Kettlewell (1)	$-0-
Director

Pat LaVecchia (2)	$-0-
Director

Donald P. Monaco (3)	$-0-
Director

Phil Bliss	$-0-
Director

Doug Checkeris	$-0-
Director

(1)	As of February 28, 2013, 400 stock options were outstanding and exercisable.

(2)	As of February 28, 2013, 400 stock options were outstanding and exercisable.

(3)	As of February 28, 2013, 400 stock options were outstanding and exercisable.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	William Kerby	818,266	(2)	5.90%
Series A Preferred Stock	CEO & Vice Chairman	809,611	(3)	36.53%
Series D Preferred Stock		5,000		0.36%

Common Stock	Warren Kettlewell	796,578	(4)	5.80%
Series A Preferred Stock	Director	331,403	(3)	14.96%

Common Stock	Pat LaVecchia	27,960	(5)	0.20%
Series D Preferred Stock	Director	2,800		0.20%

Common Stock	Donald P. Monaco	1,627,400	(6)	11.60%
Series A Preferred Stock	Director	1,075,000	(3)	48.51%

Common Stock	Doug Checkeris	2,400	(7)	0.00%
Series C Preferred Stock	Director	12,000		33.33%

Common Stock	Phillip Bliss	2,800	(8)	0.00%
Series C Preferred Stock	Director	14,000		38.89%

Common Stock	Adam Friedman	3,800	(9)	0.00%
Series D Preferred Stock	CFO	15,000		1.09%

Common Stock	All Officers and Directors as a group (7 persons)	3,279,204		21.04%
Series A Preferred Stock		2,216,014		100.00%
Series C Preferred Stock		26,000		72.22%
Series D Preferred Stock		22,800		1.65%

(1)	The percentage of common stock held by each listed person is based on 15,583,617 shares of common stock issued and outstanding as of the date of this Annual Report. The percentage of Series A Preferred Stock held by each person is based on 2,216,014 shares of Series A Preferred Stock issued and outstanding as of this date of this Annual Report. The percentage of Series C Preferred Stock held by each person is based on 26,000 shares of Series C Preferred Stock issued and outstanding as of this date of this Annual Report. The percentage of Series D Preferred Stock held by each person is based on 22,800 shares of Series D Preferred Stock issued and outstanding as of this date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	William Kerby holds 6,842 shares individually. On October 3, 2011, the Company issued to Mr. Kerby 800 stock options all of which are fully vested and included as beneficial ownership. Mr. Kerby owns 809,611 of Series A Convertible Preferred shares and as of February 28, 2013 are convertible to 809,610 common shares to be included as beneficial ownership. Mr. Kerby's family members own 5,000 of Series D Convertible Preferred Shares and as of February 28, 2013 are convertible to 1,000 common shares to be included as beneficial ownership. Mr. Kerby’s family member holds an additional 10 common shares. Mr. Kerby is also the owner of In-Room Retail Systems, LLC, an inactive company which owns 3 shares. Due to these relationships, Mr. Kerby beneficially owns 818,266 shares of common stock of the Company.

(3)	Series A Preferred Stock shareholders have the voting equivalency of 100 votes per shares. Mr. Kerby holds 80,961,100 votes, Mr. Kettlewell 33,140,300 votes and Mr. Monaco 107,500,000 votes related to Series A Preferred Stock.

(4)	William Kettlewell holds no shares individually. On October 3, 2011, the Company issued to Mr. Kettlewell 400 stock options of which all are vested and were included as beneficial ownership. Mr. Kettlewell's family members holds an additional 42,148 shares. Mr. Kettlewell owns 388,661 warrants that can be converted in 388,661 common shares. Mr. Kettlewell owns 331,403 of Series A Convertible Preferred shares and as of February 28, 2013 are convertible to 331,403 common shares to be included as beneficial ownership.Due to these relationships, Mr. Kettlewell beneficially owns 796,578 shares of common stock of the Company.

(5)	Pat LaVecchia holds 27,000 shares individually. On October 3, 2011, the Company issued to Mr. LaVecchia 400 stock options of which all are vested and were included as benefical ownership. Mr. LaVecchia own 2,800 of Series D Convertible Preferred Shares and as of February 28, 2013 are convertible to 560 common shares to be included as beneficial ownership. Mr La Vecchia beneficially owns 27,960 shares of the Company.

(6)	Donald P. Monaco holds 1,000 shares individually. On October 3, 2011, the Company issued to Mr. Monaco 400 stock options of which all are vested and were included as beneficial ownership. Mr. Monaco owns 551,000 warrants that can be converted in 551,000 common shares. Mr. Monaco owns 1,075,000 of Series A Convertible Preferred shares and as of February 28, 2013 are convertible to 1,075,000 common shares to be included as beneficial ownership. Mr. Monaco beneficially owns 1,627,400 shares of the Company.

(7)	Mr. Checkeris owns 12,000 of Series D Convertible Preferred Shares and as of February 28, 2013 are convertible to 2,400 common shares to be included as beneficial ownership. Mr. Checkeris beneficially owns 2,400 shares of the Company.

(8)	Mr. Bliss owns 14,000 of Series D Convertible Preferred Shares and as of February 28, 2013 are convertible to 2,800 common shares to be included as beneficial ownership. Mr. Checkeris beneficially owns 2,800 shares of the Company.

(9)	On October 3, 2011, the Company issued to Adam Friedman 800 stock options of which all are vested and were included as beneficial ownership. Mr. Friedman beneficially owns 800 shares of the Company. Mr. Friedman owns 15,000 of Series D Convertible Preferred Shares and as of February 28, 2013 are convertible to 3,000 common shares to be included as beneficial ownership. Mr. Friedman beneficially owns 3,800 shares of the Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

A director and officer had advanced funds to the Company since inception. As of February 28, 2013, the Company does not have any principal balance due to the officer/director, however there is an unpaid accrued interest balance totaling $1,638. The interest rate is 18% per annum compounded daily, on the unpaid balance. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $270 and $533, respectively. See financial statement footnote 9.

An individual that is related to an existing director/officer has advanced funds to the Company since inception of which the principal amounts have been repaid. As of February 28, 2013, the Company does not have any principal or accrued interest due to this individual. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $-0- and $2,238, respectively. See financial statement footnote 9.

An unrelated entity where the director/officer is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of February 28, 2013, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $11,422. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $1,881 and $2,331 respectively. See financial statement footnote 9.

On August 21, 2012, the Company received $50,000 in proceeds from a board member and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $1,500 and $-0-, respectively. See financial statement footnote 9.

On January 23, 2013, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2013. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The Company uses the Black-Scholes option-pricing model to determine the warrant’s fair value using the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of 1year. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $5,213 and $-0-, respectively. See financial statement footnote 9.

During the year ended February 28, 2013, the Company issued 85,000 shares of Series A Preferred stock in satisfaction of $85,000 of shareholder advances as part of a $481,403 exchange agreement with a related-party shareholder. See financial statement footnote 10.

During the year ended February 28, 2013, the Company received a total $400,000 from related party investors. In turn, the Company issued convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 15, 2014, with various conversion features and 450,000 one (1) year warrants with an exercise price of $0.05. See financial statement footnote 13.

On June 1, 2006, the Company entered into a five (5) year equipment lease agreement requiring monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011with a related party. On September 3, 2010, the Company amended the original agreement to procure $56,671 of additional equipment. The Company extended the maturity to September 1, 2012 and all other lease terms remained unchanged. As of February 28, 2013, the Company has satisfied all the terms of the lease agreement. Interest expense on the lease was $1,208 and $9,705 for the years ended February 28, 2013 and February 29, 2012, respectively.

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

On October 14, 2008, we issued an aggregate of 504,763 shares of Series A Preferred Stock to William Kerby, the Company’s Chief Executive Officer, in recognition of outstanding loans, personal assets pledged and personal guarantees provided by the executive, all deemed essential in allowing the Company to continue operating. On May 10, 2010, an additional 78,480 shares of Series A Preferred Stock was issued to Mr. Kerby as settlement for accrued dividends. On August 31, 2009, we issued 75,000 shares of Series A Preferred Stock to Anthony Byron, the Company’s Chief Operating Officer, in recognition of deferred compensation. On May 10, 2010, an additional 5,000 shares of Series A Preferred Stock was issued to Mr. Byron as settlement for accrued dividends. On March 31, 2011, Mr. Byron converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock and the Company issued 873 shares of common stock valued at $8,120. On September 30, 2011, the Company also issued to Mr. Kerby 226,368 shares of Preferred Series A stock in lieu of dividend in arrears valued at $113,184. On January 30, 2012, Donald P. Monaco (a board member) converted $1,000,000 of promissory notes into 1,000,000 shares of Convertible Preferred Series A shares at $1.00 per share. On July 11, 2012, Donald P. Monaco was issued $75,000 shares of Convertible Preferred Series A shares at a $1.00 per share for the Company’s receipt of $75,000 in proceeds. On July 10, 2012, Warren Kettlewell was issued 481,403 shares of Convertible Preferred Series A shares at $1.00 per shared in exchange for debt and accrued interest totaling $197,247 resulting in the Company recognizing a loss on debt conversion in the amount of $284,156.

William Kerby beneficially owns 818,266 shares of common stock which together with his Series A Preferred shares, gives him the right to vote equivalent to 80,968,955 shares of common stock, representing 34.52% of the total vote. Don Monaco beneficially owns 1,627,400 shares of common stock which together with his Series A Preferred Shares, gives him the right to vote equivalent to 107,501,000 shares of common stock, representing 45.83% of the total vote. Warren Kettlewell beneficially owns 796,578 shares of common stock which together with his Series A Preferred Shares, gives him the right to vote equivalent to 33,216,414 shares of common stock, representing 14.16% of the total vote.

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

2013	$55,000
2012	$53,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2013	$0
2012	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2013	$1,200
2012	$1,400

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0
2012	$0

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of Maximus (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.2	Amendment to the Articles of Incorporation of Maximus (as filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

3.3	Bylaws of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.4	Bylaws of Extraordinary Vacations USA, Inc. (as filed as Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177) filed on March 12, 2009)

3.5	Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Next 1 Interactive, Inc., filed with the Nevada Secretary of State on August 16, 2012*

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Next 1 Interactive, Inc., filed with the Nevada Secretary of State on August 16, 2012*

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Next 1 Interactive, Inc., filed with the Nevada Secretary of State on August 16, 2012*

4.1	$3,000,000 Zero Coupon Debenture (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

4.2	Common Stock Purchase Warrant, issued October 26, 2010, in favor of Lincoln Park Capital Fund, LLC (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.3	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation(as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.4	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010)

10.1	Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-154177) on October 10, 2008)

10.2	Form of Subscription and Investment Representation Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2010)

10.3	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

10.4	Purchase Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010)

10.5	Registration Rights Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2010)

10.6	Strategic Media Agreement, dated August 29, 2010, by and between Next 1 Interactive, a Nevada corporation and Market Update Network Corp., dbaMUNCmedia, a Washington corporation (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2010)

10.7	Settlement Agreement, dated May 28, 2010, by and among the Company and Televisual Media Works, LLC, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 8, 2010)

10.8	Asset Purchase Agreement, dated August 17, 2009, by and among Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

10.9	Asset Purchase Agreement between Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

14.1	Code of Ethics (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

14.2	Code of Business Conduct (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012*

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012*

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

* filed herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2013		NEXT 1 INTERACTIVE, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer
and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 13, 2013
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 13, 2013
Adam Friedman	(Principal Financial and Accounting Officer)

/s/ Warren Kettlewell	Director	June 13, 2013
Warren Kettlewell

/s/ Pat LaVecchia	Director	June 13, 2013
Pat LaVecchia

/s/ Don Monaco	Director	June 13, 2013
Don Monaco

/s/ Phil Bliss	Director	June 13, 2013
Phil Bliss

/s/ Doug Checkeris	Director	June 13, 2013
Doug Checkeris

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Next 1 Interactive, Inc.

We have audited the accompanying consolidated balance sheet of Next 1 Interactive, Inc. and Subsidiaries. as of February 28, 2013 and the related consolidated statements of operations,changes in stockholders’ equity (deficit),and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. and Subsidiaries of February 28, 2013 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses of $4,233,102 for the year ended February 28, 2013 and the Company had an accumulated deficit of $71,193,862 and a working capital deficit of $13,371,094 at February 28, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida

June 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Next 1 Interactive, Inc.

Weston, Florida

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. as of February 29, 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. as of February 29, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SHERB & CO., LLP
Certified Public Accountants
Boca Raton, Florida
June 13, 2012

 Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 29,
	2013	2012

Assets
Current Assets
Cash	$36,351	$12,989
Accounts receivable	77,054	1,456
Stock subscription receivable	110,000	3,790
Prepaid expenses and other current assets	49,000	-
Security deposits	28,612	46,611
Total current assets	301,017	64,846

Option agreement	-	305,000
Website Development costs and intangible assets, net	4,288,761	96,591
Total assets	$4,589,778	$466,437

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,274,333	$2,012,489
Other current liabilities	159,124	603,953
Derivative liabilities - convertible promissory notes	304,987	916,202
Derivative liabilities - preferred stock	98,600	1,338,017
Convertible promissory notes, net of discount of $6,777 and $924,446, respectively	7,478,828	7,417,459
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	650,000	355,000
Other advances	68,000	68,000
Other notes payable	175,000	70,000
Settlement agreements	64,167	-
Shareholder loans	445,000	840,000
Capital lease payable	-	25,405
Notes payable - current portion	954,072	960,681
Total current liabilities	13,672,111	14,607,206
Convertible promissory notes - long term portion, net of discount of $29,444 and $-0-, respectively	36,941	-
Notes payable - long-term portion	-	88,891

Total liabilities	13,709,052	14,696,097

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,366,014 shares issued and outstanding at February 28, 2013 and 1,809,611 shares issued and outstanding at February 29, 2012, respectively	23,660	18,096
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 416,200 shares issued and outstanding at February 28, 2013 and -0- shares issued and outstanding at February 29, 2012, respectively	4	-
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 36,000 shares issued and outstanding at February 28, 2013 and -0- shares issued and outstanding at February 29, 2012, respectively	-	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 1,132,077 shares issued and outstanding at February 28, 2013 and -0- shares issued and outstanding at February 29, 2012, respectively	11	-
Preferred Stock Subscribed	100,000	-
Common stock, $.00001 par value; 500,000,000 shares authorized; 12,977,942 shares issued and outstanding at February 28, 2013 and 1,150,003 shares issued and outstanding at February 29, 2012, respectively	130	12
Additional paid-in-capital	61,958,113	52,735,408
	62,081,918	52,753,515
Other comprehensive income	33,459	-
Accumulated deficit	(71,193,862)	(66,983,176)
Total Next 1 Interactive, Inc. stockholders' deficit	(9,078,485)	(14,229,661)
Noncontrolling interest	(40,789)	-
Total stockholders' deficit	(9,119,274)	(14,229,661)
Total liabilities and stockholders' deficit	$4,589,778	$466,437

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

For the years ended

	February 28,	February 29,
	2013	2012

Revenues
Travel and commission revenues	$550,367	$865,878
Advertising revenues	436,748	426,639
Total revenues	987,115	1,292,517

Cost of revenues	501,460	3,558,714

Gross profit (loss)	485,655	(2,266,197)

Operating expenses
Salaries and benefits	1,566,043	1,465,927
Selling and promotions expense	131,504	49,301
General and administrative	3,618,261	4,346,357
Total operating expenses	5,315,808	5,861,585

Operating loss	(4,830,153)	(8,127,782)

Other income (expense)
Interest expense	(1,774,792)	(7,060,814)
Loss on settlement of debt	(309,201)	(258,443)
Gain on legal settlement	701,026	1,520,529
Gain on change in fair value of derivatives	2,081,029	2,223,649
Loss on impairment of intangible assets	-	(1,856,054)
Other expense	(101,011)	(92,151)
Total other income (expense)	597,051	(5,523,284)

Net loss	(4,233,102)	(13,651,066)

Net loss attributable to the noncontrolling interest	40,789	-

Net loss attributable to Next 1 Interactive, Inc.	$(4,192,313)	$(13,651,066)

Preferred Stock Dividend	(18,373)	-

Net Loss Applicable to Common Shareholders	$(4,210,686)	$-

Comprehensive loss:
Unrealized gains on currency translation adjustment	33,459	-
Comprehensive loss	$(4,177,227)	$-

Weighted average number of shares outstanding	7,407,990	335,729

Basic and diluted net loss per share	$(0.57)	$(40.66)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	February 28,	February 29,
	2013	2012
Cash flows from operating activities:
Net loss applicable to Next 1 Interactive, Inc. common stock	$4,192,313	$(13,651,066)
Adjustments to reconcile net loss to net cash from operating activities:
Interest on bridge loan conversions	-	481,558
Noncontrolling interest in loss of consolidated subsidiaries	(40,789)	-
Warrants issued in lieu of interest	38,774	-
Loss on conversion of debt	309,201	258,443
Gain on legal settlement of debt	(701,026)	(1,520,529)
Other comprehensive loss	33,459
Loss on impairment of intangible assets	-	1,856,054
Amortization of intangible assets	604,008	1,222,861
Amortization of discount on notes payable	1,089,639	5,829,615
Amortization of finance fees	-	23,779
Stock based compensation and consulting fees	1,247,021	1,274,897
Modification of warrants	-	85,133
Conversion penalties	99,100	-
Fees assessed for debt assignment	31,000	-
Gain on change in fair value of derivatives	(2,081,029)	(2,223,649)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	(35,459)	360,353
(Increase) decrease in prepaid expenses and other current assets	(49,000)	25,099
Decrease in security deposits	17,999	213,791
(Decrease) increase in accounts payable and accrued expenses	(1,102,347)	1,360,761
Decrease in other current liabilities	(512,554)	(419,523)
Net cash used in operating activities	(5,244,316)	(4,822,423)

Cash flows from investing activities:
Purchase of option agreement	-	(305,000)
Net cash used in investing activities	-	(305,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	744,500	2,696,200
Payments on convertible promissory notes	(77,667)	(50,288)
Proceeds from other advances	-	190,000
Proceeds from other notes payable	125,000	130,000
Principal payments of other notes payable	(20,000)	(171,536)
Principal payments of settlement agreements	(85,750)	-
Proceeds from shareholder loans	843,000	1,419,000
Payment on shareholder loans	(20,000)	-
Proceeds from sundry notes payable	-	100,000
Principal payments on sundry notes payable	(42,500)	(159,704)
Principal payments on capital lease	(25,405)	(51,239)
Proceeds from issuance of series A preferred shares	75,000	-
Proceeds from issuance of series B preferred shares	1,823,000	-
Proceeds from issuance of series C preferred shares	50,000
Proceeds from issuance of series D preferred shares	1,863,500	-
Proceeds from preferred series D subscriptions agreements	15,000	-
Proceeds from the collection of stock subscription receivable	-	263,415
Proceeds from the sale of common stock and warrants	-	354,747
Net cash provided by financing activities	5,267,678	4,720,595

	February 28,	February 29,
	2013	2012

Net (decrease) increase in cash	23,362	(406,828)

Cash at beginning of period	12,989	419,817

Cash at end of period	$36,351	$12,989

Supplemental disclosure:
Cash paid for interest	$350,408	$22,569

Supplemental disclosure of non-cash investing and financing activity:
Shares/Warrants issued for consulting:
Common stock:
Value	$54,763	$1,249,772
Shares	385,734	79,712
Warrants	733,400	36,647

Series B Preferred:
Value	$258,000	$-
Shares	51,600	-

Series C Preferred:
Value	$130,000	$-
Shares	26,000	-

Series D Preferred:
Value	$794,134	$-
Shares	158,648	-
Warrants	103,200	-

Warrant exchange agreement:
Value	$-	$220,816
Warrants cancelled	1,600	4,300
Common shares issued	-	3,500

Warrant modification agreements:
Value	$-	$85,133

Warrants expired	56,812	32,926

Shares/Warrants issued for conversion of debt to equity:
Common stock:
Value	$681,792	$4,032,696
Shares	11,442,205	941,165

Supplemental disclosure of non-cash investing and financing activity (continued):	February 28,	February 29,
	2013	2012

Series A Preferred:
Value	$273,951	$1,000,000
Shares	273,951	1,000,000

Series D Preferred:
Value	$925,646	$-
Shares	185,129	-

Shares/Warrants issued for conversion of shareholder advances:
Common Stock:
Value	$-	$636,393
Shares	-	9,001
Warrants	-	13,625

Series A Preferred:
Value	$207,452	$-
Shares	207,452	-

Series D Preferred:
Value	$170,000	$-
Shares	32,000	-

Conversion of shareholder advances to convertible promissory notes	$225,000	$275,000

Shares/Warrants issued for conversion of accounts payable:
Common Stock:
Value	$-	$42,791
Shares	-	870

Series D Preferred:
Value	$18,000	$-
Shares	3,600	-

Shares/Warrants issued for investment in subsidiary:
Series D Preferred:
Value	$1,900,000	$-
Shares	380,000	-

Warrants issued in lieu of interest
Value	$38,774	$-
Warrants	1,475,000	-

Supplemental disclosure of non-cash investing and financing activity (continued):	February 28,	February 29,
	2013	2012

Shares issued to employees:
Common stock:
Value	$-	$15,000
Shares	-	120

Re-issuance of treasury stock:
Value	$-	$25,423
Shares	-	315

Stock options vested:
Value	$10,125	$10,125
Number of options	2,025	2,025

Preferred stock dividend:
Series A Preferred	3,790	-

Convertible promissory note assignments to new third party investors	$486,600	$2,211,360

Convertible promissory notes converted to new convertible promissory notes	$-	$7,385,526

Conversion of Series A Preferred shares to Common Stock:
Value	$-	$109,394
Shares	-	226,368

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Deficit

												Additional		Other
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Stock	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Non-Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Shares	Amount	Capital	Stock	Income	Deficit	Interest	Deficit

Balances, February 28, 2011	663,243	$6,632	-	-	-	-	-	-	-	109,715	$1	$43,068,408	$(125,786)	$-	$(53,215,394)	$-	$(10,266,139)

Common stock issued for cash	-	-	-	-	-	-	-	-	-	6,032	-	6,004	-	-	-	-	6,004

Sale of private placement units consisting of one share of common stock and one warrant	-	-	-	-	-	-	-	-	-	4,700	-	348,746	-	-	-	-	348,746

Shares/warrants issued for consulting	-	-	-	-	-	-	-	-	-	79,712	1	1,249,771	-	-	-	-	1,249,772

Stock Compensation	-	-	-	-	-	-	-	-	-	120	-	25,125	-	-	-	-	25,125

Warrants cancelled and replaced by shares issued of common stock	-	-	-	-	-	-	-	-	-	3,500	-	220,816	-	-	-	-	220,816

Shares/warrants issued for loan conversion	-	-	-	-	-	-	-	-	-	936,666	10	3,582,686	-	-	-	-	3,582,696

Preferred Series A shares/warrants issued for loan conversion	1,000,000	10,000	-	-	-	-	-	-	-	-	-	990,000	-	-	-	-	1,000,000

Shares/warrants issued in connection with notes payable	-	-	-	-	-	-	-	-	-	900	-	2,697,250	-	-	-	-	2,697,250

Debt settlement and exercise of warrants	-	-	-	-	-	-	-	-	-	6,600	-	400,000	-	-	-	-	400,000

Shares/warrants issued in connection with conversion of accounts payable	-	-	-	-	-	-	-	-	-	870	-	42,791	-	-	-	-	42,791

Modification of warrants terms	-	-	-	-	-	-	-	-	-	-	-	85,133	-	-	-	-	85,133

Dividends declared and converted to preferred series A	226,368	2,264	-	-	-	-	-	-	-	-	-	110,920	-	-	-	-	113,184

Preferred series A shares converted to common shares	(80,000)	(800)	-	-	-	-	-	-	-	873	-	8,120	-	-	-	-	7,320

Dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(116,716)	-	(116,716)

Net Loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,651,066)	-	(13,651,066)

Conversion of treasury stock into common shares	-	-	-	-	-	-	-	-	-	315	-	(100,363)	125,786	-	-	-	25,423

Balances, February 29, 2012	1,809,611	$18,096	-	-	-	-	-	-	-	1,150,003	$12	$52,735,407	$-	$-	$(66,983,176)	$-	$(14,229,661)

Preferred stock/warrants issued for cash:
Series A	75,000	750	-	-	-	-	-	-	-	-	-	74,250	-	-	-	-	75,000
Series B	-	-	364,600	4	-	-	-	-	-	-	-	1,822,996	-	-	-	-	1,823,000
Series C	-	-	-	-	10,000	-	-	-	-	-	-	50,000	-	-	-	-	50,000
Series D	-	-	-	-	-	-	372,700	4	-	-	-	1,863,496	-	-	-	-	1,863,500

Shares issued for consulting:
Common stock	-	-	-	-	-	-	-	-	-	385,734	4	54,759	-	-	-	-	54,763
Series B	-	-	51,600	-	-	-	-	-	-	-	-	258,000	-	-	-	-	258,000
Series C	-	-	-	-	26,000	-	-	-	-	-	-	130,000	-	-	-	-	130,000
Series D	-	-	-	-	-	-	158,648	2	-	-	-	794,132	-	-	-	-	794,134

Shares issued for conversion of debt to equity:
Common stock	-	-	-	-	-	-	-	-	-	11,442,205	114	681,678	-	-	-	-	681,792
Series A preferred stock	481,403	4,814	-	-	-	-	-	-	-	-	-	476,589	-	-	-	-	481,403
Series D preferred shares	-	-	-	-	-	-	185,129	2	-	-	-	925,644	-	-	-	-	925,646

Series D preferred shares issued for conversion of shareholder advances	-	-	-	-	-	-	32,000	-	-	-	-	160,000	-	-	-	-	160,000

Series D preferred shares issued for accounts payable	-	-	-	-	-	-	3,600	-	-	-	-	18,000	-	-	-	-	18,000

Series D preferred shares issued for investment in subsidiary	-	-	-	-	-	-	380,000	3	-	-	-	1,899,996	-	-	-	-	1,899,999

Series D preferred shares subscriptions	-	-	-	-	-	-	-	-	100,000	-	-	-	-	-	-	-	100,000

Warrants Issued in lieu of interest	-	-	-	-	-	-	-	-	-	-	-	38,774	-	-	-	-	38,774

Stock compensation - options vested	-	-	-	-	-	-	-	-	-	-	-	10,125	-	-	-	-	10,125

Preferred stock dividend(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,373)	-	(18,373)

Net loss applicable to Next 1 Interactive, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,192,313)	-	(4,192,313)

Net loss attributable to the noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(40,789)	(40,789)

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	-	33,459	-	-	33,459

Derivative liability on Series D preferred shares issued for investment in subsidiary	-	-	-	-	-	-	-	-	-	-	-	(35,733)	-	-	-	-	(35,733)

Balances, February 28, 2013	2,366,014	$23,660	416,200	4	36,000	-	1,132,077	11	100,000	12,977,942	$130	$61,958,113	$-	$33,459	$(71,193,862)	$(40,789)	$(9,119,274)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive (“Next 1” or the “Company”) is the parent company of Next 1 Network (formerly RRTV Network and Resort & Residence TV), Next Trip – its travel division, and Next One Realty – its real estate division. The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of distributors the Company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present the company operates the Home Tour Network through its majority owned subsidiary real estate partner – RealBiz Media. The Home Tour Network features over 5,000 home listings in five cities on the Cox Communications network.

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

Effective May 22, 2012, the Company affected a 1-for-500 reverse stock split, which reduced the number of issued and outstanding shares from 1,848,014,287 to 3,696,029 shares. The Company has retroactively adjusted the consolidated financial statements to reflect this reverse stock split.

Material Definitive Agreement

On October 9, 2012, our Company, Next 1 Interactive, Inc., a Nevada corporation (“Next 1”) and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

 Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

The Company owns 84.5% interest in Real Biz Holdings, Inc. and 92.66% interest in Real Biz Media Group, Inc. and these entities’ accounts are consolidated in the accompanying financial statements because we have control over operating and financial policies. We have eliminated all inter-company balances and transactions. The 7.34% non-controlling interest in RealBiz Media Group, Inc. is represented by 7,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock bear dividends at an annual rate of 10%.

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts, valuation of intangible assets, accrued expenses, stock based compensation and derivative liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2013, the Company had no long-lived assets.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

1.	Significant underperformance to expect historical or project future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible many not be recoverable based upon the existence of one or more of the above indicator of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records and impairment charge. The Company measures any impairment based on a project discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exist and in projecting cash flows. The Company evaluated the remaining useful life of the intangibles and recorded a loss on impairment of intangible assets during the years ended February 28, 2013 and February 29, 2012 of $-0- and $1,856,054, respectively.

Intellectual properties that have finite useful lives are amortized over their useful lives. The amortization expense for the years ended February 28, 2013 and February 29, 2012 was $604,008 and $1,222,861, respectively.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments. For the years ended February 28, 2013 and February 29, 2012, the accumulated comprehensive loss was $33,459 and $-0-, respectively.

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

Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s common stock equivalents include the following:

	February 28, 2013	February 29, 2012
Series A convertible preferred stock issued and outstanding	2,366,014	1,645,101
Series B convertible preferred stock issued and outstanding	2,138,000	-0-
Series C convertible preferred stock issued and outstanding	180,000	-0-
Series D convertible preferred stock issued and outstanding	5,660,385	-0-
Warrants to purchase common stock issued, outstanding and exercisable	6,495,778	180,590
Stock options issued, outstanding and exercisable	4,050	4,050
Series D convertible preferred subscribed	100,000	-0-
Shares on convertible promissory notes	32,133,155	1,819,560
	49,077,382	3,649,301

Revenue Recognition

Barter

Barter transactions represent the exchange of advertising or programming for advertising, merchandise or services. Barter transactions which exchange advertising for advertising are accounted for in accordance with “Accounting for Advertising Barter Transactions” (ASC Topic 605-20-25), which are recorded at the fair value of the advertising provided based on the Company’s own historical practice of receiving cash for similar advertising from buyers unrelated to the counterparty in the barter transactions.

Barter transactions which exchange advertising or programming for merchandise or services are recorded at the monetary value of the revenue expected to be realized from the ultimate disposition of merchandise or services. Expenses incurred in broadcasting barter provided are recorded when the program, merchandise or service is utilized.

Barter revenue of $-0- has been recognized for the years ended February 28, 2013 and February 29, 2012, respectively. Barter expense of $-0- has been recognized for the years ended February 28, 2013 and February 29, 2012.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2013 and February 29, 2012 was $131,504 and $55,551.

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

ASC 820 also describes three levels of inputs that may be used to measure fair value:

·	Level 1: Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

·	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

·	Level 3: Inputs that are generally unobservable. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

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

Reclassifications

We have reclassified certain amounts previously reported in the fiscal year ended February 29, 2012 to conform to the classifications used in the year ended February 28, 2013. Such reclassifications have no effect on the reported net loss.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) amended ASC 350, “ Intangibles — Goodwill and Other”. This amendment is intended to simplify how an entity tests indefinite-lived assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions will be effective for the Company beginning in the first quarter of 2014, and early adoption is permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCT). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments required disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross referenced to other disclosure that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 201-02 is not expected to have a material impact on financial position or results of operations of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $71,193,862 and a working capital deficit of $13,371,094 at February 28, 2013, net losses for the year ended February 28, 2013 of $4,233,102 and cash used in operations during the year ended February 28, 2013 of $5,244,316. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds through private placements with third parties by way of a public or private offering. In addition, the Board of Directors has agreed to make available, to the extent possible, the necessary capital required to allow management to aggressively expand its planned Interactive and Video on Demand and RealBiz platforms Management and Board members are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

Note 2 - Going Concern (continued)

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

Note 3 – Property and Equipment

As of February 28, 2013 and February 29, 2012 respectively, the Company did not record property and equipment on its books and records. Any property and equipment previously recorded was fully impaired and written off. Therefore, there was no depreciation expense recorded for the years ended February 28, 2013 and February 29, 2012.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	February 28, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Sales/Marketing Agreement	3.1 years	4,796,178	535,908	4,260,270
Website development costs	0.7 years	719,323	690,832	28,491
Trade Name	0.0 years	291,859	291,859	-0-
		$19,450,124	$15,161,363	$4,288,761

	February 29, 2012
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Website development costs	1.4 years	719,323	622,732	96,591
Trade Name	0.0 years	291,859	291,859	-0-
		$14,653,946	$14,557,355	$96,591

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be up to 7 years, except for the web site which is 3 years. Amortization expense related to intangible assets was $604,008 and $1,222,861 for the years ended February 28, 2013 and February 29, 2013, respectively.

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

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". The Company is the acquirer for accounting purposes and Real Biz Holdings, Inc. is the acquired Company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Real Biz Holdings, Inc.

Note 5 – Acquisitions (continued)

The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

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

Unaudited pro forma results of operations data as if the Company, Real Biz Holdings, Inc. and RealBiz Media Group, Inc. had occurred as of March 1, 2012 are as follows:

	The Company, Real Biz Holdings, Inc and RealBiz Media Group, Inc.	The Company, Real Biz Holdings, Inc and RealBiz Media Group, Inc.
	For the year ended	For the year ended
	February 28, 2013	February 29, 2012

Pro forma revenue	$1,743,620	$2,724,555

Pro forma loss from operations	$5,388,815	$8,885,484

Pro forma net loss	$4,850,543	$14,913,760

Pro forma basic and diluted net loss per share	$0.65	$44.42

On October 9, 2012, our Company, Next 1 Interactive, Inc., a Nevada corporation (“Next 1”) and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), , completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following, respectively:

	February 28,	February 29,
	2013	2012

Trade accounts payable (1)	$2,518,160	$1,080,902
Accrued interest	533,456	639,542
Deferred salary	76,891	76,891
Accrued expenses - other	145,826	215,154
	$3,274,333	$2,012,489

(1)	Included in the accounts payable balance is a $615,264 amount due to principals of an advertising company that holds a 1.6% minority interest of outstanding shares in RealBiz Media Group, Inc. as of February 28, 2013.

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

 On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non- related third party investor and the Company issued a new convertible promissory note for the same value. As of February 28, 2013, the remaining principal balance is $510,000 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. As of February 28, 2013, the remaining principal balance is $167,942 and un-paid accrued interest is $139,120. The Company is in default of this note.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000, consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 of principal and $5,543 of un-paid interest still owed as of February 28, 2013 and the Company is in default of this note.

In connection with the acquisition of Brands on Demand, an officer of the Company entered into a five-year lease agreement. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor valued at $30,000 secured by a promissory note with monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of February 28, 2013, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000, un-paid accrued interest is $11,801 and the Company is in default of this note.

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

On December 5, 2011, the Company converted $252,833 of accounts payable and executed a 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. As of February 28, 2013, the remaining principal balance is $221,129 and unpaid accrued interest is $11,762. The Company is in default of this note.

The total of $954,072 in principal of the above debt is currently past due. Interest charged to operations relating to these notes was $38,086 and $67,122, respectively for the years ended February 28, 2013 and February 29, 2012.

Note 8 – Capital Lease Payable

On June 1, 2006, the Company entered into a five (5) year equipment lease agreement requiring monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011with a related party. On September 3, 2010, the Company amended the original agreement to procure $56,671 of additional equipment. The Company extended the maturity to September 1, 2012 and all other lease terms remained unchanged. As of February 28, 2013, the Company has satisfied all the terms of the lease agreement. Interest expense on the lease was $1,208 and $9,705 for the years ended February 28, 2013 and February 29, 2012, respectively.

Note 9 – Other Notes Payable

Related Party

A director and officer had advanced funds to the Company since inception. During the year ending February 29, 2012, the Company repaid $23,284 owed to the director/officer. As of February 28, 2013 and February 29, 2012, the Company does not have any principal balance due to the officer/director, however there is an unpaid accrued interest balance totaling $1,638. The interest rate is 18% per annum compounded daily, on the unpaid balance. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $270 and $533, respectively.

An individual that is related to an existing director/officer has advanced funds to the Company since inception. As of February 28, 2013 and February 29, 2012, the Company does not have any principal or accrued interest due to this individual. On September 6, 2011, the noteholder converted $18,000 of principal and the Company issued 2,400 shares of common stock. On October 12, 2011, the noteholder converted the remaining principal balance (plus accrued interest) and the Company issued 2,063 shares of common stock. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $-0- and $2,238, respectively.

An unrelated entity where the director/officer is president has advanced funds to the Company since inception. During During the year ending February 29, 2012, the Company repaid $4,853 reducing the balance owed down to $-0-. As of February 28, 2013 and February 29, 2012, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $11,422. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $1,881 and $2,331 respectively.

On August 21, 2012, the Company received $50,000 in proceeds from a board member and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $1,500 and $-0-, respectively.

On January 23, 2013, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2013. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The Company uses the Black-Scholes option-pricing model to determine the warrant’s fair value using the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of 1year. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $5,213 and $-0-, respectively.

Non Related Party

On March 5, 2010, the Company entered into a promissory note with a director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company up to $3,500,000. The note had an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum and as an incentive, the Company, on April 30, 2010, issued 850,000 warrants to the holder with a six-year life and a fair value of approximately $175,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. As part of the original agreement on July 12, 2010, the Company issued 100,000 warrants to the holder with a three-year life and a fair value of approximately $22,372 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. Additionally, on July 23, 2010, the Company issued 100,000 warrants to the holder with a six-year life and a fair value of approximately $33,427 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years.

The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $230,880 in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $-0- and $4,060, respectively. On March 11, 2011, the Company entered into a termination agreement with the noteholder where upon the note holder exercised 1,050,000 warrants into common shares, converted $450,000 of principal owed under the current note into 2,250,000 common shares, executed a new convertible promissory note of $500,000 and $25,000 was applied as a credit against a stock subscription of the noteholder's daughter.

On March 5, 2010, the Company entered into a promissory note with a former director (“holder”) of the Company.  Pursuant to the note, the holder agreed to loan the Company $3,500,000. The note had an effective date of January 25, 2010 and a maturity date of January 25, 2011. The note bears interest at 6% per annum.   Previous to entering into this agreement and as an incentive, the Company, on January 27, 2010, issued 7,000,000 warrants to the holder with a six-year life and a fair value of $2.3 million to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $1.00 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 1.46%, dividend yield of -0-%, volatility factor of 136.1% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $2.3 million in prepaid finance fees upon origination and was fully amortized. Interest expense recognized for the years ended February 28, 2013 and February 29, 2012 is $-0- and $46,369, respectively. During March 2011, the Company received $130,000 in advances from the former director (holder) of which the Company repaid $130,000. On April 15, 2011 the former note, plus accrued interest was converted into six convertible promissory notes totaling $6,099,526.

Note 9 – Other Notes Payable (continued)

Non Related Party (continued)

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note was due and payable on July 23, 2011 and bore interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining balance of $70,000 as of February 28, 2013. As of February 28, 2013, the principal balance of this note is in default. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $-0- and $13,279 in expense, respectively for the years ended February 28, 2013 and February 29, 2012. Interest charged to operations relating to this note was $4,905 and $5,650, respectively for the years ended February 28, 2013 and February 29, 2012.

Note 10 – Other Advances

Related Party

During the year ended February 28, 2013 and February 29, 2012, the Company incurred no activity and the remaining principal balance is $18,000.

Non Related Party

During the year ended February 28, 2013 and February 29, 2012, the Company incurred no activity and the remaining principal balance is $50,000.

Note 11 – Shareholder Loans

During the year ended February 28, 2013, the Company:

•	Received $843,000 in proceeds for shareholder advances. Of this amount, $608,000 was designated for Series B Preferred Stock subscriptions together with $130,000 received in the previous year ended February 29, 2012, resulting in Company then issuing 147,600 shares of Series B Preferred Stock subscriptions with a total value of $738,000.

•	Made payments totaling $20,000 against outstanding shareholder advances.

•	Issued 85,000 shares of Series A Preferred stock in satisfaction of $85,000 of shareholder advances as part of a $481,403 exchange agreement with a related-party shareholder.

•	Issued 32,000 shares of Series D Preferred Stock in satisfaction of a $160,000 of outstanding shareholder balances.

•	Entered an agreement with a third-party investor to convert $225,000 of shareholder advances in addition to accrued unpaid interest of $280,000 on various existing convertible promissory notes combining them into a new 6% convertible promissory note valued at $505,000 with a maturity date of October 15, 2014.

The remaining balance as of February 28, 2013 totaled $445,000.

During the year ended February 29, 2012, the Company:

•	received cash advances amounting to $1,419,000 from shareholders while incurring transaction fees totaling $11,000.

•	issued 9,001 shares in common stock and 13,628 warrants as $636,393 of shareholder loans were converted into equity instruments and $721,000 was converted into convertible promissory notes.

•	assigned a shareholder of $275,000 to a third party investor creating a convertible promissory note.

The remaining principal balance as of February 29, 2012 totaled $840,000.

Note 12 – Settlement agreements

On December 1, 2012, the Company entered into a settlement agreement with two convertible promissory note holders and agreed to a series of payments totaling $149,917. The creditor's relieved the Company of $145,000 in principal and $32,463 in accrued interest recognizing a gain on settlement of debt for $27,546 and agreed to the following payment schedule on or before:

December 10, 2012	$25,750
December 21, 2012	$25,000
January 31, 2013	$35,000
February 28, 2013	$35,000
March 31, 2013	$29,167

As of February 28, 2013 the remaining balance due is $64,167.

On December 5, 2012, the Company entered into a settlement agreement with a convertible promissory note holder and agreed to a single payment of $42,849 to cancel the remaining balance. The creditor relieved the Company of $57,135 in principal and $5,154 in accrued interest, recognizing a gain on settlement of debt for $19,440.

Note 13 – Convertible Promissory Notes

During the year ended February 28, 2013, the Company received a total of $744,500 of proceeds of which $344,500 came from non-related third party investors and $400,000 came from related party investors. In turn, the Company issued convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 15, 2014, with various conversion features and 450,000 one (1) year warrants with an exercise price of $0.05.

Note 13 – Convertible Promissory Notes (continued)

During the year ended February 28, 2013, the Company incurred $31,000 in fees for debt assignments and $99,100 of penalties for late conversions for various note holders, increasing each respective noteholder’s principal balance. During the year ended February 28, 2013, the Company converted $280,000 of accrued interest, $225,000 of shareholder loans and $53,000 of notes payable into convertible promissory notes. Additionally, various noteholders assigned $486,600 of principal to new non-related third party investors. In turn, the Company issued $486,600 of convertible promissory notes with interest rates of 6% per annum, maturity dates ranging from February 1, 2013 to December 31, 2013 and with various conversion features.

During the year ended February 28, 2013, various noteholders voluntarily converted $1,648,463 of principal and the Company issued 11,442,205 shares of its Common Stock, 481,403 shares of Preferred Series A and 185,129 shares of Preferred Series D. Additionally, a noteholder cancelled $6,000 of its principal balance through an amendment of its convertible promissory note. The Company also came to terms with three non-related party note holders and entered into settlement agreements reducing their principal balances by $202,135.

During the year ended February 28, 2013, the Company recognized $194,664 in debt discount due to the embedded variable conversion features within various notes incurred and an initial derivative liability recorded. The Company used the Black-Scholes option-pricing model to calculate the initial fair value of the derivatives with the following assumptions: risk-free interest rates from 0.14% to 0.27%, dividend yield of -0-%, volatility factor from 282.18% to 397.14% and expected life from 8 to 25 months. Amortization of debt discount during the years ending February 28, 2013 and February 29, 2012 was $1,089,639 and 5,829,615, respectively.

During the years ended February 28, 2013 and February 29, 2012, the Company recognized a gain on the change in fair value of derivatives in the amounts of $2,081,029 and $2,223,649, respectively. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.07% to 0.25%, dividend yield of -0-%, volatility factor of 33.29 % to 438.93% and expected life from one to 24 months.

Below is a summary of the convertible promissory notes as of February 28, 2013:

	Remaining Principal Balance	Un-Amortized Debt Discount	Carrying Value	Principal Past Due
Non-Related Party
Current	$7,485,605	$6,777	$7,478,828	$6,441,122
Long term	59,635	22,694	36,941	-0-

	7,545,240	29,471	7,515,769	6,441,122

Related Party
Current	650,000	-0-	650,000	-0-
Long term	-0-	-0-	-0-	-0-
	650,000	-0-	650,000	-0-

	$8,195,240	$29,471	$8,165,769	$6,441,122

Interest rates ranged from 5.0% to 12.0% and maturity dates ranged from September 30, 2012 to October 15, 2014. During year ended February 28, 2013 and February 29, 2012, the Company recognized interest expense of $592,471 and $500,529, respectively.

For the year ended February 29, 2012

Presented below is a tabled presentation of the Company’s secured convertible promissory notes for the year ended February 29, 2012. Each table consists of non- related and related party activity. Table two discloses conversion terms, debt discount and related amortization of debt discount. Table three discloses notes requiring calculation of derivative liabilities and changes in the fair market value.

Note 13 – Convertible Promissory Notes (continued)

Table 1

Non-Related Party:

Original Date	Note #	Principal or Value Received	Maturity Date	Interest Rate	Principal Balance 2/29/12	Un-Amortized Debt Discount 2/29/12	Carrying Value 2/29/12	Interest expense for the year ended 2/29/12
12/14/10	1	$50,000	3/14/11	10.0%	$-0-	$-0-	$-0-	$1,220
12/17/10	2	250,000	3/20/11	10.0%	-0-	-0-	-0-	1,590
1/11/11	3	200,000	2/11/11	6.0%	-0-	-0-	-0-	9,529
1/11/11	4	117,200	1/10/12	5.0%	8,912	-0-	8,912	1,516
2/18/11	5	50,000	3/11/11	0.0%	-0-	-0-	-0-	-0-
2/14/11	6	25,000	5/31/12	6.0%	25,000	-0-	25,000	768
2/14/11	7	25,000	5/31/12	6.0%	25,000	-0-	25,000	768
2/14/11	8	25,000	5/31/12	0.0%	-0-	-0-	-0-	-0-
1/25/11	9	85,000	10/27/11	8.0%	-0-	-0-	-0-	2,896
3/11/11	10	100,000	3/11/11	0.0%	-0-	-0-	-0-	-0-
3/11/11	11	100,000	3/11/11	0.0%	-0-	-0-	-0-	-0-
3/11/11	12	25,000	3/11/11	0.0%	-0-	-0-	-0-	-0-
3/14/11	13	50,000	12/16/11	8.0%	-0-	-0-	-0-	1,622
3/17/11	14	500,000	4/6/12	6.0%	185,000	-0-	185,000	20,195
3/23/11	15	68,500	9/23/11	21.0%	-0-	-0-	-0-	8,906
4/15/11	17	4,388,526	4/15/12	6.0%	4,385,326	306,158	4,079,168	236,891
4/15/11	18	1,500,000	4/15/12	6.0%	744,000	-0-	744,000	73,399
4/15/11	19	211,000	4/15/12	6.0%	211,000	14,773	196,227	11,395
5/15/11	20	100,000	5/15/12	6.0%	100,000	-0-	100,000	4,882
5/13/11	21	150,000	5/31/12	6.0%	-0-	-0-	-0-	4,555
5/16/11	22	225,000	5/31/12	6.0%	-0-	-0-	-0-	6,718
6/1/11	23	25,000	5/31/12	6.0%	25,000	-0-	25,000	1,147
6/1/11	24	150,000	5/31/12	6.0%	150,000	-0-	150,000	6,884
6/16/11	25	60,000	3/20/12	8.0%	28,000	4,272	23,728	3,130
5/23/11	28	46,000	5/31/12	6.0%	-0-	-0-	-0-	1,081
6/27/11	29	100,000	5/31/12	6.0%	-0-	-0-	-0-	663
7/12/11	30	50,000	5/31/12	6.0%	50,000	-0-	50,000	1,944
6/15/11	31	75,000	5/31/12	6.0%	75,000	-0-	75,000	3,262
6/15/11	32	150,000	5/31/12	6.0%	150,000	-0-	150,000	6,524
8/12/11	33	50,000	7/31/12	6.0%	-0-	-0-	-0-	-0-
8/24/11	34	80,000	7/31/12	6.0%	-0-	-0-	-0-	-0-
8/12/11	35	50,000	7/31/12	6.0%	18,000	-0-	18,000	839
8/15/11	37	17,000	5/31/12	6.0%	-0-	-0-	-0-	-0-
8/15/11	38	15,000	5/31/12	6.0%	15,000	-0-	15,000	496
8/15/11	39	10,000	5/31/12	6.0%	-0-	-0-	-0-	87
8/15/11	40	10,000	5/31/12	6.0%	10,000	-0-	10,000	331
8/15/11	42	25,000	5/31/12	6.0%	25,000	-0-	25,000	827
8/15/11	43	10,000	5/31/12	6.0%	10,000	-0-	10,000	331
8/15/11	44	13,000	5/31/12	6.0%	-0-	-0-	-0-	125
7/26/11	46	45,000	7/31/12	6.0%	-0-	-0-	-0-	1,642
8/3/11	47	45,000	7/31/12	6.0%	-0-	-0-	-0-	1,580
10/5/11	48	50,000	9/30/12	6.0%	-0-	-0-	-0-	43
9/2/11	50	40,000	5/31/12	8.0%	40,000	-0-	40,000	1,609
10/14/11	51	83,000	7/31/12	8.0%	83,000	-0-	83,000	2,549
9/27/11	52	275,000	8/31/12	12.0%	86,000	-0-	86,000	8,429
10/13/11	53	100,000	9/30/12	6.0%	6,100	6,100	-0-	848
9/26/11	54	75,000	8/31/12	6.0%	-0-	-0-	-0-	144
10/13/11	56	50,000	9/30/12	6.0%	-0-	-0-	-0-	344
11/11/11	57	236,702	9/30/12	8.0%	153,188	65,261	87,927	4,939
9/26/11	58	135,000	9/26/12	12.0%	135,000	-0-	135,000	7,057
1/4/12	59	100,000	4/15/12	6.0%	100,000	10,810	89,190	925
1/4/12	61	115,000	12/31/12	6.0%	115,000	38,764	76,236	1,063
11/28/11	62	100,000	10/31/12	6.0%	83,000	72,472	10,528	1,346
12/1/11	63	100,000	12/1/12	6.0%	60,000	60,000	-0-	1,032
11/11/11	64	165,360	2/3/12	6.0%	80,394	-0-	80,394	2,196
12/6/11	65	200,000	5/31/12	6.0%	200,000	-0-	200,000	2,970
12/12/11	66	100,000	11/30/12	8.0%	100,000	-0-	100,000	1,746
12/29/11	67	100,000	11/30/12	6.0%	35,235	35,235	-0-	581
1/16/12	68	25,000	12/31/12	6.0%	20,250	20,250	-0-	156
1/13/12	69	41,000	7/15/12	8.0%	32,500	19,650	12,850	323
1/13/12	70	35,000	12/31/12	6.0%	30,250	26,971	3,279	250
2/17/12	71	75,000	2/17/13	10.0%	75,000	72,540	2,460	247
2/9/12	72	10,000	2/28/14	10.0%	10,000	1,940	8,060	55
1/12/12	73	100,000	4/15/12	6.0%	100,000	4,300	95,700	792
2/15/12	74	225,000	2/1/13	6.0%	150,000	31,107	118,893	518
2/29/12	75	75,000	2/28/13	10.0%	75,000	74,377	623	-0-
11/15/11	76	231,750	5/31/12	6.0%	231,750	-0-	231,750	4,073
1/17/12	77	100,000	1/17/13	12.0%	100,000	59,466	40,534	1,424
					8,341,905	924,446	7,417,459	463,402

Note 13 – Convertible Promissory Notes (continued)

Table 2 (continued)

Related Party:

Original Date	Note #	Principal or Value Received	Maturity Date	Interest Rate	Principal Balance 2/29/12	Un-Amortized Debt Discount 2/29/12	Carrying Value 2/29/12	Interest expense for the year ended 2/29/12
4/13/11	16	70,000	6/13/11	0.0%	-0-	-0-	-0-	-0-
5/23/11	26	25,000	5/31/12	6.0%	25,000	-0-	25,000	1,186
5/23/11	27	70,000	5/31/12	6.0%	70,000	-0-	70,000	3,321
8/15/11	41	10,000	5/31/12	6.0%	10,000	-0-	10,000	331
8/15/11	36	250,000	5/31/12	8.0%	-0-	-0-	-0-	9,243
8/26/11	45	250,000	5/31/12	8.0%	-0-	-0-	-0-	8,802
10/14/11	49	200,000	7/31/12	8.0%	-0-	-0-	-0-	4,822
10/4/11	55	300,000	7/31/12	8.0%	-0-	-0-	-0-	7,977
1/9/12	60	250,000	3/31/12	12.0%	250,000	-0-	250,000	4,226
					355,000	-0-	355,000	39,908
					$8,696,905	$924,446	$7,772,459	$503,310

Table 2

Non-Related Party:

	Conversion		Debt Discount Allocation				Amortization for
Note #	Price 2/29/12	Shares 2/29/12	Warrants	BCF	Derivatives	Total	years ended 2/29/12	No. of Mths	Floor
1	$250.00	-0-	$19,500	$8,000	$-0-	$27,500	$4,244	0
2	$250.00	-0-	100,000	50,000	-0-	150,000	32,251	0
3	$200.00	-0-	55,000	-0-	-0-	55,000	-0-	0
4	$1.00	8,912	-0-	41,020	13,926	54,946	46,358	0
5	$100.00	-0-	16,500	30,000	-0-	46,500	24,360	0
6	$.78	32,051	6,250	2,500	-0-	8,750	2,912	0
7	$.78	32,051	6,250	2,500	-0-	8,750	2,912	0
8	$100.00	-0-	6,250	2,500	-0-	8,750	2,912	0
9	$.48	-0-	-0-	85,000	-0-	85,000	74,494	0
10	$100.00	-0-	61,000	39,000	-0-	100,000	100,000	0
11	$100.00	-0-	61,000	39,000	-0-	100,000	100,000	0
12	$100.00	-0-	15,250	9,750	-0-	25,000	25,000	0
13	$.48	-0-	-0-	30,607	19,393	50,000	50,000	0
14	$100.00	1,850	175,000	225,000	-0-	400,000	400,000	0
15	$50.00	-0-	-0-	61,650	-0-	61,650	61,650	0	$50.00
17	$.78	50,748	-0-	344,160	2,092,878	2,437,038	2,130,880	2
18	$50.00	14,880	-0-	150,000	-0-	150,000	150,000	0	$50.00
19	$.78	50,748	-0-	16,549	100,624	117,173	102,400	2
20	$50.00	2,000	-0-	-0-	-0-	-0-	-0-	0	$50.00
21	$50.00	-0-	-0-	90,000	-0-	90,000	90,000	0	$50.00
22	$50.00	-0-	38,250	135,000	-0-	173,250	173,250	0	$50.00
23	$50.00	500	-0-	15,000	-0-	15,000	15,000	0	$50.00
24	$50.00	3,000	-0-	90,000	-0-	90,000	90,000	0	$50.00
25	$.48	50,748	-0-	60,000	-0-	60,000	55,728	1
28	$50.00	-0-	8,740	37,260	-0-	46,000	46,000	0	$50.00
29	$.52	-0-	-0-	46,875	41,677	88,552	88,552	0
30	$50.00	1,000	-0-	-0-	-0-	-0-	-0-	0	$50.00
31	$50.00	1,500	-0-	75,000	-0-	75,000	75,000	0	$50.00
32	$50.00	3,000	-0-	145,296	4,704	150,000	150,000	0	$50.00
33	$.48	-0-	-0-	-0-	-0-	-0-	-0-	0
34	$10.00	-0-	-0-	80,000	-0-	80,000	80,000	0
35	$.44	40,909	-0-	-0-	42,361	42,361	42,361	0
37	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
38	$50.00	300	-0-	-0-	-0-	-0-	-0-	0	$50.00
39	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
40	$50.00	200	-0-	-0-	-0-	-0-	-0-	0	$50.00
42	$50.00	500	-0-	-0-	-0-	-0-	-0-	0	$50.00
43	$50.00	200	-0-	-0-	-0-	-0-	-0-	0	$50.00
44	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
46	$50.00	-0-	-0-	15,000	-0-	15,000	15,000	0	$50.00
47	$50.00	-0-	-0-	30,000	-0-	30,000	30,000	0	$50.00
48	$5.00	-0-	-0-	-0-	-0-	-0-	-0-	0	$50.00
50	$25.00	1,600	8,800	31,200	-0-	40,000	40,000	0	$25.00

Note 13 – Convertible Promissory Notes (continued)

Table 2 (continued)

Non-Related Party (continued):

	Conversion		Debt Discount Allocation				Amortization for
Note #	Price 2/29/12	Shares 2/29/12	Warrants	BCF	Derivatives	Total	years ended 2/29/12	No. of Mths	Floor
51	$50.00	1,660	-0-	-0-	-0-	-0-	-0-	0	$50.00
52	$5.50	15,636	-0-	250,000	-0-	250,000	250,000	0	$5.50
53	$.43	14,077	-0-	-0-	100,000	100,000	93,900	0
54	$.44	-0-	-0-	-0-	75,000	75,000	75,000	0
56	$.43	-0-	-0-	-0-	50,000	50,000	50,000	0
57	$.43	101,597	-0-	-0-	100,840	100,840	35,579	6
58	$5.50	24,545	-0-	-0-	-0-	-0-	-0-	0	$5.50
59	$.78	50,748	-0-	-0-	23,967	23,967	13,157	2
61	$.43	50,748	-0-	-0-	45,876	45,876	7,112	10
62	$.43	191,538	-0-	-0-	100,000	100,000	27,528	8
63	$.43	138,462	-0-	-0-	100,000	100,000	40,000	7
64	$.60	49,832	-0-	-0-	45,298	45,298	45,298	0
65	$50.00	4,000	-0-	-0-	-0-	-0-	-0-	0	$50.00
66	$7.50	13,333	-0-	-0-	-0-	-0-	-0-	0
67	$.43	81,312	-0-	-0-	100,000	100,000	64,765	6
68	$.45	45,000	-0-	-0-	25,000	25,000	4,750	10
69	$.43	50,748	-0-	-0-	26,371	26,371	6,721	5
70	$.45	50,748	-0-	504	30,691	31,195	4,224	9
71	$.43	176,471	-0-	5,409	69,591	75,000	2,460	12
72	$5.00	2,000	2,000	-0-	-0-	2,000	60	24
73	$.78	50,748	-0-	-0-	8,764	8,764	4,464	2
74	$.23	50,748	-0-	-0-	46,661	46,661	15,554	8
75	$.43	176,471	-0-	-0-	74,377	74,377	-0-	12
76	$6.25	37,080	-0-	-0-	-0-	-0-	-0-	0
77	$.43	101,597	-0-	-0-	67,378	67,378	7,912	11
		1,775,796	579,790	2,243,780	3,405,377	6,228,947	5,049,748

Note 13 – Convertible Promissory Notes (continued)

Related Party:

	Conversion		Debt Discount Allocation				Amortization for
Note #	Price 2/29/12	Shares 2/29/12	Warrants	BCF	Derivatives	Total	years ended 2/29/12	No. of Mths	Floor
16	$-0-	-0-	-0-	18,200	-0-	18,200	18,200	0
26	$-0-	500	-0-	25,000	-0-	25,000	25,000	0	$50.00
27	$100.00	1,400	-0-	70,000	-0-	70,000	70,000	0	$50.00
41	$50.00	200	-0-	-0-	-0-	-0-	-0-	0	$50.00
36	$50.00	-0-	-0-	-0-	-0-	-0-	-0-	0	$25.00
45	$50.00	-0-	-0-	250,000	-0-	250,000	250,000	0	$25.00
49	$25.00	-0-	-0-	166,667	-0-	166,667	166,667	0	$25.00
55	$25.00	-0-	-0-	250,000	-0-	250,000	250,000	0	$25.00
60	$25.00	41,667	-0-	-0-	-0-	-0-	-0-	0
		43,767	-0-	779,867	-0-	779,867	779,867
		1,819,563	$579,790	$3,023,647	$3,405,377	$7,008,814	$5,829,615

Table 3

Non-Related Party:

	Initial Fair	Value			Derivative Liability
Note #	Value	Previous	Current	Gain (Loss)	2/29/12
4	$13,926	$-0-	$-0-	$13,926	$-0-
9	109,660	135,348	-0-	135,348	-0-
13	19,393	-0-	-0-	50,000	-0-
17	2,092,878	-0-	8,080	2,428,958	8,080
19	100,624	-0-	8,080	109,093	8,080
25	60,000	-0-	18,947	41,053	18,947
29	41,677	-0-	18,504	23,173	18,504
35	42,361	-0-	18,430	23,931	18,430
53	100,000	-0-	9,412	90,588	9,412
54	75,000	-0-	-0-	75,000	-0-
56	50,000	-0-	-0-	50,000	-0-
57	100,840	-0-	67,490	33,350	67,490
59	23,967	-0-	10,169	13,798	10,169
61	45,876	-0-	36,659	9,217	36,659
62	100,000	-0-	130,964	(30,964)	130,964
63	100,000	-0-	97,654	2,346	97,654
64	45,298	-0-	12,707	32,591	12,707
67	100,000	-0-	57,307	42,693	57,307
68	25,000	-0-	32,384	(7,384)	32,384
69	26,371	-0-	25,238	1,133	25,238
70	30,691	-0-	36,520	(5,829)	36,520
71	69,591	-0-	131,567	(61,976)	131,567
73	8,764	-0-	8,080	684	8,080
74	46,661	-0-	39,224	7,437	39,224
75	74,377	-0-	74,377	-0-	74,377
77	67,378	-0-	74,408	(7,030)	74,408
	3,570,333	135,348	916,201	3,071,136	916,201
Preferred Series A	538,328	538,328	1,338,017	(847,486)	1,338,017
Totals	$4,108,661	$673,676	$2,254,218	$2,223,650	$2,254,218

Note 13 – Convertible Promissory Notes (continued)

Table 3(a) Black-Scholes option pricing model assumptions for derivative liabilities

		Expected Volatility			Risk-Free Interest Rate			Expected Life
Note #	Dividend Yield	Initial Fair Value	Previous Fair Value	Current Fair Value	Initial Fair Value	Previous Fair Value	Current Fair Value	Initial Fair Value	Previous Fair Value	Current Fair Value
4	0.0%	151.71%		%	0.27%			1 yr

9	0.0%	122.61%	125.07%	%	0.27%	0.25%		1 yr	1 yr

13	0.0%	130.92%		%	0.22%			1 yr

17	0.0%	133.43%		105.48%	0.24%		0.08%	1 yr		2mths

19	0.0%	133.43%		105.48%	0.24%		0.08%	1 yr		2mths

25	0.0%	141.22%		43.70%	0.18%		0.08%	1 yr		1mths

29	0.0%	147.94%		142.19%	0.18%		0.08%	1 yr		3mths

35	0.0%	285.90%		142.19%	0.11%		0.08%	1 yr		3mths

53	0.0%	389.82%		266.38%	0.11%		0.13%	1 yr		7mths

54	0.0%	378.26%		%	0.10%			1 yr

56	0.0%	389.82%		%	0.11%			1 yr

57	0.0%	247.29%		262.25%	0.12%		0.18%	9mths		7mths

59	0.0%	142.81%		142.81%	0.02%		0.04%	3mths		2mths

61	0.0%	256.90%		270.79%	0.02%		0.13%	1 yr		10mths

62	0.0%	257.57%		262.89%	0.13%		0.13%	11mths		8mths

63	0.0%	244.07%		267.74%	0.12%		0.13%	1 yr		9mths

64	0.0%	208.98%		0.38%	0.12%		0.18%	3mths		1mth

67	0.0%	252.83%		267.74%	0.12%		0.13%	11mths		9mths

68	0.0%	258.86%		270.79%	0.11%		0.13%	1 yr		10mths

69	0.0%	241.75%		154.52%	0.06%		0.13%	6mths		5mths

70	0.0%	259.47%		270.79%	0.10%		0.13%	1 yr		10mths

71	0.0%	255.49%		273.81%	0.18%		0.18%	1 yr		1 yr

73	0.0%	117.06%		105.48%	0.03%		0.08%	3mths		2mths

74	0.0%	273.40%		272.66%	0.18%		0.18%	1 yr		11mths

75	0.0%	274.36%		273.81%	0.18%		0.18%	1 yr		1 yr

77	0.0%	260.51%		272.31%	0.11%		0.18%	1 yr		11mths
Preferred Series A
	0.0%	130.00%	130.00%	293.33%	0.80%	0.69%	0.24%	2 yrs	2 yrs	2 yrs

Note 13 – Convertible Promissory Notes (continued)

Convertible promissory note attributable to related party officer of consolidated subsidiary

During the year ended October 31, 2010, the Company borrowed $355,500 from its CEO under a convertible promissory note accruing interest at an annual rate of 12%. At October 31, 2012 and 2011, the balances due under this note were $241,825 and $243,079, respectively. The note was convertible into the Company’s common stock at $2.00 per share. For year ended October 31, 2012 and 2011, the Company incurred $24,716 and $46,038 of interest expense in connection with this note. Accrued interest included in accrued expenses due under the note as of October 31, 2012 and 2011 was $113,071 and $91,962, respectively. The accrued interest is also convertible into the Company’s common stock at $2.00 per share. The entire balance of the note, accrued interest and additional liabilities owed to the former CEO were converted to Preferred shares of the subsidiary and there is no balance due as of February 28, 2013.

Note 14 – Stockholders’ Deficit

Preferred stock

The aggregate number of shares of Preferred Stock that the Corporation is authorized to issue up to One Hundred Million (100,000,000), with a par value of $0.00001 per share.

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Corporation, may elect to convert all or any part of such holder’s shares of Series A Preferred Stock into Common Stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing. Additionally, the holders of Series A Preferred Stock, may by written notice to the Corporation, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Corporation, secured by a security interest in all of the Corporation and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock. On July 9, 2012, the Company amended the Certificate of Designations for the Company’s Series A Preferred stock to allow for conversion into Series C Preferred stock. Furthermore, the amendment allows for conversion at the lowest price the corporation has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

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

For the year ended February 28, 2013, the Company, in accordance with ASC 815-40, determined the fair value of the Preferred Series A stock to be $42,881, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.25%, expected volatility of 438.93%, and expected life of 2 years (based on the current rate of conversion). At each reporting date, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income. The change in fair value of the Preferred Series A derivative liability resulted in current year non-operating income included in operations of $1,295,136.

During the year ended February 28, 2013, the Company:

•	realized a Series A preferred stock dividend of $3,790

•	issued 75,000 shares of Preferred Series A stock at $1 per share and received $75,000 in proceeds.

•	issued 481,403 shares of Series A preferred stock valued at $481,403 and induced a related party shareholder to convert $112,247 of convertible promissory notes principal and interest, $85,000 of shareholder loans.

During the year ended February 29, 2012, the Company:

•	converted a related-party board member's promissory note into 1,000,000 shares of Series A Preferred Stock valued at $1,000,000.

•	converted 80,000 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock and issued 873 shares of common stock valued at $8,120.

•	issued 226,368 shares of Preferred Series A stock in lieu of dividend in arrears valued at $113,184 to the Company's CEO.

Dividends in arrears on the outstanding Preferred Series A shares were $205,665 and $6,137 as of February 28, 2013 and February 29, 2012, respectively. The Company had 2,366,014 shares issued and outstanding as of February 28, 2013 and 1,809,611 as of February 29, 2012, respectively.

Preferred Series B

The Company has authorized 3,000,000 shares of Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share. Preferred Series B stockholders may elect to convert all or any part of such holder’s shares with a $5 conversion into Next 1 Interactive, Inc. stock or a $0.05 conversion into RealBiz Media Group, Inc.

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

Note 14 – Stockholders’ Deficit (continued)

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 364,600 shares of Series B preferred stock at $5 per share and 1,630,250 one (1) to five (5) year common stock warrants with an exercise price of $0.02 to $2.50 and received $1,692,728 in proceeds, net of $272 of bank charges plus $130,000 received in the prior year ended February 29, 2012 with a total value of $1,823,000.

•	entered into Series B preferred stock subscription agreements and issued 51,600 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $258,000. The value of the preferred stock issued is based on the fair value of the stock at the time of issuance.

Dividends in arrears on the outstanding preferred shares total $125,762 as of February 28, 2013. The Company had 416,200 shares issued and outstanding as of February 28, 2013 and -0- as of February 29, 2012, respectively.

Preferred Series C

The Company has authorized 3,000,000 shares of Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share. Preferred Series C stockholders may elect to convert all or any part of such holder’s shares with a $5 conversion into Next 1 Interactive, Inc. stock or a $0.10 conversion into RealBiz Media Group, Inc.

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

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 10,000 shares of Series C preferred stock at $5 per share and received $50,000 in proceeds.

•	entered into Series C preferred stock subscription agreements and issued 26,000 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $130,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance.

Dividends in arrears on the outstanding preferred shares total $6,946 as of February 28, 2013. The Company had 36,000 shares issued and outstanding as of February 28, 2013 and -0- as of February 29, 2012, respectively.

Preferred Series D

The Company has authorized 3,000,000 shares of Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share. Preferred Series D stockholders may elect to convert all or any part of such holder’s shares with a $5 conversion into Next 1 Interactive, Inc. stock or a $0.15 conversion into RealBiz Media Group, Inc.

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

Note 14 – Stockholders’ Deficit (continued)

Preferred Series D (continued)

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 372,700 shares of Series D preferred stock at $5 per share and 1,980,500 one (1) and four (4) year common stock warrants with an exercise prices of $0.03 to $0.10 and received $1,862,656 in proceeds, net of $844 of bank charge with a total value of $1,863,500.

•	issued 158,648 shares of Series D preferred stock and 103,200 one (1) to four (4) warrants with an exercise price of $.03 to $25 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $794,134. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.15% to 0.36, dividend yield of -0-%, volatility factor of 342.90% to 346.22% and expected life of 1 to 4 years.

•	issued 185,129 shares of Series D Preferred stock valued at $925,647 and induced noteholders to convert $865,662 of convertible promissory notes principal.

•	issued 32,000 shares of Series D preferred stock valued at $160,000 for the conversion of shareholder loans.

•	issued 3,600 shares of Series D preferred stock valued at $18,000 for the conversion of accounts payable.

•	issued 380,000 shares valued at $1,900,000 as part of the agreement of October 2, 2012 for the purchase of 664.1 shares of Real Biz Holdings, Inc. Additionally, the Company recorded an initial derivative liability valued at $35,733 as the purchase agreement includes a "ratchet" provision. The fair value of the "ratchet" provision was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 395.51% and expected life of 2 years. For the year ended February 28, 2013, the Company, in accordance with ASC 815-4- determine the fair value of the "ratchet" provision to be $55,719, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.25%, expected volatility of 390.67% and expected life of 2 years. At each reporting date, the Company records the changes in fair value of the derivative liability as non-operating, non-cash income. The change in fair value of this "ratchet" provision derivative liability resulted in a current year non-operating loss included in operations of $19,986.

•	issued stock subscription agreements for 20,000 shares of Series D preferred stock. In March of 2013, this receivable of $100,000 was paid in full.

Dividends in arrears on the outstanding preferred shares total $257,222 as of February 28, 2013. The Company had 1,132,077 shares issued and outstanding as of February 28, 2013 and -0- as of February 29, 2012, respectively.

Common Stock

On October 28, 2011, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 200,000,000 to 500,000,000. On February 13, 2012, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 500,000,000 to 2,500,000,000. The increase in our authorized shares of Common Stock became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada.

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

During the year ended February 28, 2013, the Company:

•	issued 385,734 shares of common stock and 733,400 one (1) to two (2) warrants with an exercise price of $.001 to $1 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $54,763. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% to 0.23%, dividend yield of -0-%, volatility factor of 287.30% to 396.95 and expected life of 1 to 2 years.

•	issued 11,442,205 shares of common stock valued at $681,792 to holders of convertible promissory notes upon the exercise of their right to convert any part of the outstanding interest or principal, incurring $99,100 penalties for tardy conversions.

Note 14 – Stockholders’ Deficit (continued)

Common Stock (continued)

During the year ended February 29, 2012, the Company:

•	On October 28, 2011, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 400,000 to 1,000,000. On February 13, 2012, our board of directors and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of Common Stock from 1,000,000 to 5,000,000. The increase in our authorized shares of Common Stock became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada.

•	Issued 2,500 shares of common stock at a purchase price of $100 per share, for an aggregate purchase price of $250,000. Additionally, the Company issued to these Investors three year warrants to purchase 5,000 shares of the Company’s common stock at an exercise price of $125 per share.

•	issued 1,300 shares of common stock at a purchase price of $50 per share, for an aggregate purchase price of $65,000. Additionally, the Company issued to these Investors three year warrants to purchase 2,600 shares of the Company’s common stock at an exercise price of $75 per share.

•	issued 900 shares of common stock at a purchase price of $37.50 per share, for an aggregate purchase price of $33,750. Additionally, the Company issued to these Investors three year warrants to purchase 1,800 shares of the Company’s common stock at an exercise price of $75 per share.

•	issued 6,000 shares of common stock at a purchase price of $1 per share, for an aggregate purchase price of $6,000.

•	issued 76,743 shares of common stock and 36,647 warrants in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at approximately $1,142,839. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.10% and 1.45%, dividend yield of -0-%, volatility factor of 132.88% and 445.49% and expected life of 1 to 5 years.

•	entered into warrant exchange agreement hereby cancelling 4,300 warrants and issuing 3,500 shares of common stock and incurred an additional expense of $220,816. Additionally, during the year ended February 29, 2012, 233 warrants expired and the Company entered into warrant modification agreements with various investors and incurred an additional expense of $85,133.

•	converted a series of bridge loans and promissory notes and issued 920,834 shares of the Company's common stock and 26,128 three (3) year warrants to purchase shares of the Company’s common stock, par value $0.00001 per share, at an exercise price between $25 and $125 per share valued at $3,467,697.

•	in connection with incurring debt instruments, issued 900 shares of its common stock and 44,750 one (1) to four (year) warrants to purchase shares of the Company's common stock, with exercise prices between $1 and $250 per share valued at $2,697,250.

•	consummated a series of transactions with a former Board Member. The Company entered into an agreement terminating an original promissory note dated January 25, 2010. In satisfaction of the $925,000 due on the outstanding promissory note the Company: entered into a one year, six (6%) convertible promissory note maturing on April 6, 2012 in the amount of $500,000 which can be converted into shares of the Company's common stock at a per share price of $100 (at the option of the noteholder), plus the Company issued to the noteholder 7,200 two (2) year warrants, at an exercise prices of $125 per share; the Company issued 4,500 of which 4,250 shares valued at $425,000 were applied in satisfaction of the remaining principal balance. The remaining 250 shares valued at $25,000 were issued to the former board member in satisfaction of a remaining balance due from the board member’s daughter's investment in the Company also transacted in during the year ended February 29, 2012. The former board member also exercised 2,100 warrants into shares of the Company's common stock in a cashless transaction.

•	issued 120 shares valued at $15,000 to an employee for services rendered.

•	issued 870 shares of common stock in exchange for settlement of accounts payable valued at $42,791 per a settlement agreement with various service providers. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	converted 160 shares of Series A Preferred Stock plus accrued but unpaid dividends on arrears on Series A Preferred stock, at the request of the holder, into 873 shares of common stock valued at $8,120.

•	re-issued 315 shares of Treasury Stock as a fee for a consulting agreement at a cost of $25,423.

Note 14 – Stockholders’ Deficit (continued)

Common Stock (continued)

•	On June 3, 2011, the Company entered into an Asset Purchase Agreement with Omniverse, a sole proprietorship, New Media Buys, a sole proprietorship, and Jason M. DeMeo, individually where the Company purchased certain specified assets in exchange for the issuance of 6,000 shares of the Company’s restricted common stock, par value $0.00001 per share. In addition, the Company entered into an employment agreement with Jason M. DeMeo, individually, pursuant to which Mr. DeMeo will serve as the Company’s Senior Vice President of Network Operations. On August 30, 2011, the Company terminated the Asset Purchase Agreements and the 6,000 shares of the Company’s restricted common stock were returned and cancelled.

•	the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

Common Stock Warrants

On June 12, 2012, the Company issued 1,000,000 two (2) year warrants with exercise prices between $0.02 to $0.03 valued at $32,060 and charged to operations. On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. On January 23, 2013, the Company received $75,000 in proceeds from a related party investor, issued a 6% promissory note maturing on April 30, 2013, and issued 375,000 one (1) year warrants with an exercise price of $.03 per share valued at $5,213 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.15% to 0.30%, dividend yield of -0-%, volatility factor of 329.33% to 384.11% and expected life of 1 to 2 years.

The following table sets forth common share purchase warrants outstanding as of February 28, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2011	70,299	$410.00
Warrants granted	143,423	$71.32
Warrants exercised/forfeited	(33,132)	$(206.41)
Outstanding, February 29, 2012	180,590	$180.00
Warrants granted	6,373,600	$0.22
Warrants exercised/forfeited	(58,412)	$(155.00)
Outstanding, February 28, 2013	6,495,778	$3.71

Common stock issuable upon exercise of warrants	6,495,778	$3.71

Note 14 – Stockholders’ Deficit (continued)

Common Stock Warrants (continued)

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices Prices	Number Outstanding at February 28, 2013	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2013	Weighted Average Exercise Price
$0.0001	125,000	0.29	$0.0001	125,000	$0.0001
$0.02	1,500,000	3.35	$0.02	1,500,000	$0.02
$0.03	2,639,000	1.46	$0.03	2,639,000	$0.03
$0.05	800,000	1.16	$0.05	800,000	$0.05
$0.10	810,000	1.23	$0.10	810,000	$0.10
$0.15	3,500	1.29	$0.15	3,500	$0.15
$0.20	50,000	0.40	$0.20	50,000	$0.20
$1.00	30,000	0.70	$1.00	30,000	$1.00
$2.50	431,500	0.26	$2.50	431,500	$2.50
$25.00	6,247	1.68	$25.00	6,247	$25.00
$50.00	13,661	1.12	$50.00	13,661	$50.00
$75.00	4,840	1.19	$75.00	4,840	$75.00
$100.00	460	1.16	$100.00	460	$100.00
$125.00	47,650	1.00	$125.00	47,650	$125.00
$200.00	1,000	0.87	$200.00	1,000	$200.00
$250.00	7,600	1.66	$250.00	7,600	$250.00
$375.00	1,200	1.19	$375.00	1,200	$375.00
$500.00	22,276	0.39	$500.00	22,276	$500.00
$1,000.00	1,844	1.44	$1000.00	1,844	$1000.00
	6,495,778	1.71	$3.71	6,495,778	$3.71

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

On October 3, 2011, the Company authorized the issuance of 4,050 ten (10) year stock options with an exercise price of $7.25 per share, with 50% vesting immediately and the remaining 50% vesting in six (6) months. The 4,050 stock options were distributed as follows: 400 each were granted to board members Pat LaVecchia, Warren Kettlewell and Don Monaco; 800 each were granted to Bill Kerby, CEO and Adam Friedman, CFO; 1,250 was issued to various employees.

The fair value of the options granted on October 3, 2011 was estimated on the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions given below:

Weighted average fair value of options granted	$0.10
Expected stock price volatility	236.23%
Risk-free interest rate	1.80%
Expected life of options	10.0 years

Note 14 – Stockholders’ Deficit (continued)

Common Stock Options (continued)

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

Compensation expense relating to stock options granted during the year ended February 28, 2013, was $10,125.

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, February 28, 2011	-0-	$-0-
Stock options granted	4,050	$7.25
Stock options exercised/forfeited	-0-	$-0-

Outstanding, February 29, 2012	4,050	$7.25	$0.000
Stock options granted	-0-	$-0-
Stock options exercised/forfeited	-0-	$-0-
Outstanding, February 28, 2013	4,050	$7.25	$0.000

Options exercisable at end of period	4,050

Weighted-average fair value of options granted during the period		$7.25

	Common Stock Issuable Upon Exercise of Options Outstanding			Common Stock Issuable Upon Options Exercisable
Range of Exercise Prices	Options Outstanding at 2/28/13	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Options Exercisable at 2/28/13	Weighted Average Exercise Price
$7.25	4,050	8.60	$7.25	4,050	$7.25

Note 15 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ended February 29, 2013 was $150,072. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month. The total monthly rent sublet offset is $4,000.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2014	FY2015	FY2016 and beyond	Totals
Carriage Fees	$-0-	$-0-	$-0-	$-0-
Consulting	83,090	47,090	47,090	177,271
Leases	135,233	138,475	29,728	304,436
Other	167,604	167,604	167,604	502,812
Totals	$385,927	$353,169	$244,422	$983,519

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

Other Matters

In December 2005, the Company acquired Maupintour, LLC. On March 1, 2007, the Company sold Maupintour LLC to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour LLC, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour LLC was assumed in order to allow for customer travel and certain past obligations of Maupintour LLC to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at February 28, 2013.

Note 16 – Segment Reporting

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

The tables below present information about reportable segments for the years ended February 28, 2013 and February 29, 2012:

	2013	2012
Revenues:
Media	$436,748	$426,639
Travel	550,367	865,878
Segment revenues	$987,115	$1,292,517

Operating expense:
Media	$2,276,093	$1,508,787
Travel	2,868,784	3,061,911
Segment expense	$5,144,877	$4,570,698

Net income (loss):
Media	$(1,839,344)	$(1,082,147)
Travel	(2,318,417)	(2,196,033
Segment net loss	$(4,157,761)	$(3,278,180)

Segment assets:
Media	$4,579,372	$450,784
Travel	10,406	11,863
Segment total	4,479,778	462,647
Corporate	110,000	-0-
Segment total	$4,589,778	$462,647

The Company did not generate any revenue outside the United States for the years ended February 28, 2013 and February 29, 2012, and the Company did not have any assets located outside the United States.

Note 17 – Fair Value Measurements

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

Note 17 – Fair Value Measurements (continued)

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

·	Level 1 - Quoted prices in active markets for identical assets or liabilities.

·	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

·	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following table sets forth the liabilities as February 28, 2013, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	2/28/13	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A and D convertible redeemable preferred stock with reset provisions	$98,600	$-0-	$-0-	$98,600
Convertible promissory note with embedded conversion option	304,987	-0-	-0-	304,987
Total	$403,587	$-0-	$-0-	$403,587

The following table sets forth a summary of changes in fair value of our derivative liabilities for the year ended February 28, 2013 and February 29, 2012:

	2/28/13	2/29/12
Beginning balance	$2,254,219	$673,676
Fair value of embedded conversion feature of Preferred Series securities at issue date	35,733	-0-
Fair value of embedded conversion feature of convertible promissory notes at issue date	194,664	3,804,192
Change in fair value of embedded conversion feature of Preferred Series securities included in earnings	(1,275,150)	847,486
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	(805,879)	(3,071,135)
Ending balance	$403,587	$2,254,219

Note 18 – Income Taxes

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

The provision for income taxes consists of the following components for the years ended February 28, 2013 and February 29, 2012 are as follows:

	2013	2012
Current	$-	$-
Deferred	-	-
	$-	$-

The components of deferred income tax assets and liabilities for the years ended February 28, 2013 and February 29, 2012 are as follows:

	2013	2012
Net operating loss carry-forwards	$17,572,000	$16,376,000
Equity based compensation	3,277,000	2,790,000
Amortization and impairment of intangibles	4,488,000	4,488,000
Valuation allowance	(25,337,000)	(23,654,000)
	$-	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2013 and February 29, 2012 were computed by applying the federal and state statutory corporate tax rates as follows:

	2013	2012
Statutory Federal income tax rate	-35%	-35%
State taxes, net of Federal	-4%	-3%
Permanent difference	1%	10%
Increase in valuation allowance	40%	28%
	0%	0%

The valuation allowance has increased by $1,683,000 in 2013 and $6,348,000 in 2012.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2013 is approximately $46 million expiring between 2025 and 2032. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets.  The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

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

Note 19 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after February 28, 2013, and has determined that all events requiring disclosure were made.

During March through May of 2013, the Company:

•	converted 8,250 shares of Series B Preferred stock valued at $41,250 into 825,000 shares of RealBiz Media Group, Inc. stock a subsidiary of Next 1 Interactive, Inc.

•	converted 22,000 shares of Series D Preferred stock valued at $110,000 into 866,633 shares of RealBiz Media Group, Inc. stock a subsidiary of Next 1 Interactive, Inc.

•	collected $100,000 in proceeds for Series D stock subscriptions and issued 20,000 shares and 200,000 one (1) year warrants with an exercise price of $0.03.

•	received $985,835 in proceeds, net of $165 of bank charges, and issued 197,200 shares of Series D Preferred Stock and 1,833,500 one (1) year warrants with an exercise price of $0.03 to $0.10 valued at $986,000.

•	issued 47,750 shares of Series D Preferred stock valued at $238,750 to employees for services rendered.

•	125,000 warrants were exercised and the Company issued 125,000 shares of its common stock.

•	issued 1,700 shares of Series D Preferred stock and 50,000 one (1) year warrants with an exercise price of $0.03 in exchange for services rendered valued at $9,187. The Company based the fair value of the Series D Preferred stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% , dividend yield of -0-%, volatility factor of 344.89% and expected life of 1 year.

•	issued 20,000 one (1) year warrants with an exercise price of $0.10 in exchange for services rendered valued at $201. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.14% , dividend yield of -0-%, volatility factor of 338.98% and expected life of 1 year.

•	converted $14,050 of principal and interest from convertible promissory notes into 27,500 shares of RealBiz Media Group, Inc., a subsidiary of the Company.

•	converted 150,000 shares of Series A Preferred stock, upon investor request, issuing 30,000 shares of Series C Preferred stock simultaneously converting the 30,000 shares of Series C Preferred stock into 1,500,000 shares of RealBiz Media Group, Inc. common stock totaling $150,000.

•	issued 7,600 shares of Series B Preferred stock in exchange for services rendered valued at $38,000. The value of the Series B Preferred stock was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

•	a convertible promissory note holder executed a partial principal conversion in the amount of $6,335 into 618,000 shares of common stock at $0.01025 per share.

