Form 10-K/A
period 2013-02-28
Next 1 Interactive, Inc.
filed 2013-07-01
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 11, 2013, the registrant had 13,752,097 shares of its commons stock, par value $0.00001 per share, outstanding.

EXPLANATORY NOTE

Next 1 Interactive, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended February 28, 2013, which was originally filed on June 13, 2013 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K for the fiscal year ended February 28, 2013.

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

2

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer*

32.2	Certification of Chief Financial Officer*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Previously filed as exhibit to Registrant’s Annual Report on Form 10-K for the period ended February 28, 2013.

**Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT 1 INTERACTIVE, INC.

Date: June 28, 2013	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2013	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

4