Form 10-Q
period 2013-05-31
Next 1 Interactive, Inc.
filed 2013-07-22
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

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

As of July 18, 2013, there were 13,722,097 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,	February 28,
	2013	2013

Assets
Current Assets
Cash	$162,844	$36,351
Accounts receivable, net of allowance for doubtful accounts	90,231	77,054
Stock subscription receivable	10,000	110,000
Prepaid expenses and other current assets	86,449	49,000
Security deposits	28,612	28,612
Total current assets	378,136	301,017

Website Development costs and intangible assets, net	3,946,456	4,288,761
Total assets	$4,324,592	$4,589,778

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,320,495	$3,274,333
Other current liabilities	138,280	159,124
Derivative liabilities - convertible promissory notes	164,543	304,987
Derivative liabilities - preferred stock	43,911	98,600
Convertible promissory notes, net of discount of $4,197 and $924,446, respectively	7,418,883	7,478,828
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	650,000	650,000
Convertible notes payable attributable to consolidated subsidiary	605,000	-
Other advances	68,000	68,000
Other notes payable	175,000	175,000
Settlement agreements	-	64,167
Shareholder loans	500,000	445,000
Notes payable - current portion	944,072	954,072
Total current liabilities	13,028,184	13,672,111

Convertible promissory notes - long term portion, net of discount of $15,794 and $29,444, respectively	37,506	36,941

Total liabilities	13,065,690	13,709,052

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at May 31, 2013 and 2,366,014 shares issued and outstanding at February 28, 2013, respectively	22,160	23,660
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 414,950 shares issued and outstanding at May 31, 2013 and 416,200 shares issued and outstanding at February 28, 2013, respectively	4	4
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 36,000 shares issued and outstanding at May 31, 2013 and 36,000 shares issued and outstanding at February 28, 2013, respectively	-	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 1,029,727 shares issued and outstanding at May 31, 2013 and 1,132,077 shares issued and outstanding at February 28, 2013, respectively	10	11
Preferred Stock Subscribed	-	100,000
Common stock, $.00001 par value; 500,000,000 shares authorized; 13,720,942 shares issued and outstanding at May 31, 2013 and 12,977,942 shares issued and outstanding at February 28, 2013, respectively	137	130
Additional paid-in-capital	62,835,412	61,958,113
	62,857,723	62,081,918
Other comprehensive income	64,085	33,459
Accumulated deficit	(72,563,181)	(71,193,862)
Total Next 1 Interactive, Inc. stockholders' deficit	(9,641,373)	(9,078,485)
Noncontrolling interest	900,275	(40,789)
Total stockholders' deficit	(8,741,098)	(9,119,274)
Total liabilities and stockholders' deficit	$4,324,592	$4,589,778

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended
	May 31
	2013	2012

Revenues
Travel and commission revenues	$174,933	$167,673
Advertising revenues	320,508	723
Total revenues	495,441	168,396

Cost of revenues	158,914	119,280

Gross profit	336,527	49,116

Operating expenses
Salaries and benefits	733,380	291,217
Selling and promotions expense	79,623	9,500
General and administrative	984,671	470,872
Total operating expenses	1,797,674	771,589

Operating loss	(1,461,147)	(722,473)

Other income (expense)
Interest expense	(169,450)	(856,068)
(Loss) gain on conversion of debt	(22,797)	30,000
Gain on legal settlement of debt	57,500	-
Gain on change in fair value of derivatives	195,133	882,487
Other expense	(240)	(48,859)
Total other income (expense)	60,146	7,560

Net loss	(1,401,001)	(714,913)

Net loss attributable to the noncontrolling interest	51,071	-

Net loss attributable to Next 1 Interactive, Inc.	$(1,349,930)	$(714,913)

Preferred Stock Dividend	(19,370)	-

Net loss attributable to Common Shareholders	$(1,369,300)	$(714,913)

Weighted average number of shares outstanding	13,245,290	2,616,829

Basic and diluted net loss per share	$(0.10)	$(0.27)

Comprehensive loss:
Unrealized gains on currency translation adjustment	19,574	-
Comprehensive loss	$(1,349,726)	$(714,913)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the three months ended
	May 31
	2013	2012
Cash flows from operating activities:
Net loss applicable to Next 1 Interactive, Inc.	$(1,349,930)	$(714,913)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(51,071)	-
Loss (gain) on conversion of debt	22,797	(30,000)
Gain on legal settlement of debt	(57,500)	-
Other comprehensive income	19,574	-
Amortization of intangibles	361,403	17,025
Amortization of discount on notes payable	9,480	692,324
Stock based compensation and consulting fees	259,888	21,865
Conversion penalties	-	46,850
Gain on change in fair value of derivatives	(195,133)	(882,487)
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,178)	(40,189)
Increase in prepaid expenses and other current assets	(37,449)	(14,100)
(Decrease) increase in accounts payable and accrued expenses	(246,777)	68,927
Increase in other current liabilities	29,153	15,764
Net cash used in operating activities	(1,248,743)	(818,934)

Cash flows from investing activities:
Payments related to website development costs	(19,097)	-
Purchase of option agreement	-	(277,000)
Net cash used in investing activities	(19,097)	(277,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	394,500
Payments on convertible promissory notes	(50,000)	-
Principal payments of settlement agreements	(64,167)	-
Proceeds from shareholder loans	55,000	323,000
Principal payments on sundry notes payable	(10,000)	(30,000)
Principal payments on capital lease	-	(14,305)
Proceeds from issuance of series B preferred shares	-	410,000
Proceeds from issuance of series D preferred shares	1,136,000	-
Proceeds from the collection of stock subscription receivable	100,000	-
Proceeds from the sale of common stock and warrants	227,500	-
Net cash provided by financing activities	1,394,333	1,083,195

Net (decrease) increase in cash	126,493	(12,739)

Cash at beginning of period	36,351	12,989

Cash at end of period	$162,844	$250

	For the three months ended
	May 31
	2013	2012

Supplemental disclosure:
Cash paid for interest	$100,000	$22,569

Supplemental disclosure of non-cash investing and financing activity:
Shares/Warrants issued for consulting:
Common stock:
Value	$210	$11,470
Shares	-	10,000
Warrants	20,000	20,000

Series B Preferred:
Value	$38,000	$-
Shares	7,600	-

Series C Preferred:
Value	$130,000	$-
Shares	26,000	-

Series D Preferred:
Value	$9,187	$-
Shares	1,700	-
Warrants	50,000	-

Warrants expired	190,785	-

Shares issued for conversion of debt to equity:
Common stock:
Value	$6,335	$581,433
Shares	618,000	3,202,358

Shares issued to employees:
Series D Preferred:
Value	$238,750	$-
Shares	47,750	-
Stock options vested:
Value	$-	$10,125
Number of options	-	2,025

Preferred stock dividend:
Series A Preferred	$-	$3,790

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is the parent company of Next 1 Network (formerly RRTV Network and Resort & Residence TV), Next Trip – its travel division, and Realbiz Media. (“formerly Next One Realty”) – its real estate division. The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of distributors the Company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present, the Company operates the Home Tour Network through its majority owned subsidiary real estate partner – RealBiz Media Group, Inc. (“Realbiz Media”). The Home Tour Network features over 5,000 home listings in five cities on the Cox Communications network.

Next 1 is comprised of three distinct categories: The Company recognized the convergence taking place in interactive television/the web and began the process of recreating several of its key relationships in real estate, travel and media over the last three years in efforts to position itself for the interactive revolution with “TV everywhere”. Currently Next 1 has operating agreements and /or active discussions are underway with broadband, cable and Over the Top TV solutions for the Next 1 Networks during the next 12 months.

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

On October 9, 2008, the Company acquired the majority of shares in Maximus Exploration Corporation, a reporting shell company, pursuant to a share exchange agreement. The share exchange provided for the exchange rate of 1 share of Maximus common stock for 60 shares Extraordinary Vacations Group, Inc. common stock. The consolidated financial statements of Next 1, reflects the retroactive effect of the share exchange as if it had occurred at March 1, 2008. All loss per share amounts are reflected based on Next 1’s outstanding, basic and dilutive.

Effective May 22, 2012, the Company effected a 1-for-500 reverse stock split, which reduced the number of issued and outstanding shares from 1,848,014,287 to 3,696,029 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock

Material Definitive Agreement

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

Basis of Presentation

The unaudited consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended February 28, 2013, filed with the SEC on June 13, 2013 and as amended on July 1, 2013. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

The Company owns 85 % interest in Realbiz Holdings, Inc. and 89% interest in Realbiz Media and these entities’ accounts are consolidated in the accompanying financial statements because we have control over operating and financial policies. All inter-company balances and transactions have been eliminated.

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

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of May 31, 2013, the Company had no long-lived assets.

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

Management placed the RRTV.com website into service during the fiscal year ended February 28, 2010, subject to straight-line amortization over a three-year period. The Company has now launched two additional websites, Maupintour.com and Nexttrip.com, during June 2013, subject to straight-line amortization over a three-year period.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.	Significant underperformance to expected historical or projected future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible many not be recoverable based upon the existence of one or more of the above indicator of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the three months ended May 31, 2013 and 2012.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $361,403 and $17,025 for the three months ended May 31, 2013 and 2012.

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments. For the three months ended May 31, 2013 and 2012, the accumulated comprehensive income was $19,574 and $-0-, respectively.

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

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

May 31, 2013
Series A convertible preferred stock issued and outstanding	2,216,014
Series B convertible preferred stock issued and outstanding	2,074,750
Series C convertible preferred stock issued and outstanding	180,000
Series D convertible preferred stock issued and outstanding	5,133,635
Warrants to purchase common stock issued, outstanding and exercisable	8,583,493
Stock options issued, outstanding and exercisable	4,050
Shares on convertible promissory notes	32,133,155
50,325,097

Revenue Recognition

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

Advertising

We recognize advertising revenues in the period in which the advertisement is displayed, if evidence of an arrangement exists, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. If fixed-fee advertising is displayed over a term greater than one month, revenues are recognized ratably over the period as described below. The majority of insertion orders have terms that begin and end in a quarterly reporting period. In the cases where at the end of a quarterly reporting period the term of an insertion order is not complete, the Company recognizes revenue for the period by pro-rating the total arrangement fee to revenue and deferred revenue based on a measure of proportionate performance of its obligation under the insertion order. The Company measures proportionate performance by the number of placements delivered and undelivered as of the reporting date. The Company uses prices stated on its internal rate card for measuring the value of delivered and undelivered placements. Fees for variable-fee advertising arrangements are recognized based on the number of impressions displayed or clicks delivered during the period.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the three months ended May 31, 2013 and 2012 was $79,623 and $9,500.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See footnote 17 for fair value measurements.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Reclassifications

The Company reclassified certain amounts previously reported in the fiscal year ended February 28, 2013 to conform to the classifications used in the period ended May 31, 2013. Such reclassifications have no effect on the reported net loss.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCT). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments required disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosure that provides additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 201-02 is not expected to have a material impact on financial position or results of operations of the Company.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $71,844,415 and a working capital deficit of $12,650,048 at May 31, 2013, net losses for the three months ended May 31, 2013 of $1,401,001 and cash used in operations during the three months ended May 31, 2013 of $1,248,743. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds through private placements with third parties by way of a public or private offering. In addition, the board of directors (the “Board”) has agreed to make available, to the extent possible, the necessary capital required to allow management to aggressively expand its planned Interactive and Video on Demand and RealBiz platforms Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Property and Equipment

As of May 31, 2013 and 2012 respectively, the Company did not record property and equipment on its books and records. Any property and equipment previously recorded was fully impaired and written off. Therefore, there was no depreciation expense recorded for the three months ended May 31, 2013 and 2012.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	May 31, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Sales/Marketing Agreement	2.8 years	4,796,178	880,287	3,915,891
Website development costs	0.7 years	738,420	707,855	30,565
Trade Name	0.0 years	291,859	291,859	-0-
		$19,469,221	$15,522,765	$3,946,456

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the web site, which is 3 years. Amortization expense related to website development costs and intangible assets was $361,403 and $17,025 for the three months ended May 31, 2013 and 2012, respectively.

Note 5 – Acquisitions

On October 3, 2012, the Company entered a securities exchange agreement and exercised the option purchase agreement to purchase 664.1 common shares of RealBiz Holdings, Inc. The Company applied $300,000 of cash, issued a Series D Preferred Stock subscription agreement for 380,000 shares and agreed to a $50,000 thirty day (30) day post-closing final buyout bringing the total value of the agreement to $2,250,000.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". The Company is the acquirer for accounting purposes and RealBiz Holdings, Inc. is the acquired Company. Accordingly, the Company applied pushdown accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, RealBiz Holdings, Inc.

The net purchase price, including acquisition costs paid by the Company, was allocated to assets acquired and liabilities assume on the records of the Company as follows:

Cash	$34,366
Other current assets	40,696
Intangible asset	4,796,178
4,871,240

Accounts payable, accrued expenses and other miscellaneous payables	2,330,846
Deferred revenue	48,569
Convertible notes payable to officer	241,825
2,621,240
Net purchase price	$2,250,000

Unaudited pro forma results of operations data as if the Company, RealBiz Holdings, Inc. and RealBiz Media Group, Inc. had occurred as of March 1, 2012 are as follows:

The Company, RealBiz Holdings, Inc and RealBiz Media Group, Inc.
For the three months ended
May 31, 2012

Pro forma revenue	$460,169

Pro forma loss from operations	$897,302

Pro forma net loss	$890,641

Pro forma basic and diluted net loss per share	$.34

Note 5 – Acquisitions (continued)

On October 9, 2012, Next 1 and RealBiz Media, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché in turn owns approximately 85% of a corporation named RealBiz Holdings Inc., which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received 93 million shares of newly designated Series A Convertible Preferred Stock (”Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

Note 6 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following, respectively:

May 31, 2013

Trade accounts payable	$1,539,758
Accrued interest	591,899
Deferred salary	76,891
Accrued expenses - other	111,947
$2,320,495

Note 7 – Notes Payable

On May 28, 2010, the Company entered into a settlement agreement by and among the Company and Televisual Media, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado (individually and collectively “TVMW,” and together with the Company, the “Parties”), in order to resolve certain disputed claims regarding the service agreements referred to above. The final settlement agreement stipulates that any party shall not construe the settlement as an admission or denial of liability hereto.

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6-month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011. On August 31, 2011, the noteholder entered into a wrap around agreement to assign $485,000 of its debt to investors and immediately assigned $50,000 of its principal to a non-related third party investor and the Company issued a secured convertible promissory note for the same value.  On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non- related third party investor and the Company issued a new convertible promissory note for the same value. As of May 31, 2013, the remaining principal balance is $510,000 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. As of May 31, 2013, the remaining principal balance is $157,942 and un-paid accrued interest is $160,799. The Company is in default of this note.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000, consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes, the Company issued 150,000 detachable 3-year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 of principal and $8,754 of un-paid interest still owed as of May 31, 2013 and the Company is in default of this note.

Note 7 – Notes Payable (continued)

In connection with the acquisition of Brands on Demand, an officer of the Company entered into a five-year lease agreement. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor valued at $30,000 secured by a promissory note with monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of May 31, 2013, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000, un-paid accrued interest is $15,497 and the Company is in default of this note.

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the first day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. As of May 31, 2013, the remaining principal balance is $221,130 and unpaid accrued interest is $13,267. The Company is in default of this note.

The total of $944,072 in principal of the above debt is currently past due. Interest charged to operations relating to these notes was $8,603 and $10,236, respectively for the three months ended May 31, 2013 and 2012.

Note 8 – Capital Lease Payable

On June 1, 2006, the Company entered into a five (5) year equipment lease agreement requiring monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011 with a related party. On September 3, 2010, the Company amended the original agreement to procure $56,671 of additional equipment. The Company extended the maturity to September 1, 2012 and all other lease terms remained unchanged. As of May 31, 2013, the Company has satisfied all the terms of the lease agreement. Interest expense on the lease was $-0- and $931 for the three months ended May 31, 2013 and 2012, respectively.

Note 9 – Other Notes Payable

Related Party

A director and officer had advanced funds to the Company since inception. As of May 31, 2013, the Company does not have any principal balance due to the officer/director, however there is an unpaid accrued interest balance totaling $1,960. The interest rate is 18% per annum compounded daily, on the unpaid balance. Interest expense recognized for the three months ended May 31, 2013 and 2012 is $76 and $63, respectively.

An unrelated entity where the director/officer is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of May 31, 2013, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $13,675. Interest expense recognized for the three months ended May 31, 2013 and 2012 is $530 and $443 respectively.

On August 21, 2012, the Company received $50,000 in proceeds from a board member and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. Interest expense of $-0- has been recognized for the three months ended May 31, 2013 and 2012. As of May 31, 2013, the remaining principal balance is $30,000.

On January 23, 2013, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2013. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The Company uses the Black-Scholes option-pricing model to determine the warrant’s fair value using the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of 1year. Interest expense of $-0- has been recognized for the three months ended May 31, 2013 and 2012. As of May 31, 2013, the remaining principal balance is $75,000.

Non Related Party

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note was due and payable on July 23, 2011 and bore interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining balance of $70,000 as of May 31, 2013. As of May 31, 2013, the principal balance of this note is in default and the amount of accrued interest is $19,446. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants was amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $-0- and $13,279 in expense, respectively for the three months ended May 31, 2013 and 2012. Interest charged to operations relating to this note was $1,284 and $1,209, respectively for the three months ended May 31, 2013 and 2012.

Note 10 – Other Advances

Related Party

During the three months ended May 31, 2013, the Company incurred no activity and the remaining principal balance is $18,000.

Non Related Party

During the three months ended May 31, 2013, the Company incurred no activity and the remaining principal balance is $50,000.

Note 11 – Shareholder Loans

During the three months ended May 31, 2013, the Company received $55,000 in proceeds for shareholder advances and the principal balance as of May 31, 2013 totaled $500,000.

Note 12 – Settlement agreements

On December 1, 2012, the Company entered into a settlement agreement with two convertible promissory note holders and agreed to a series of payments totaling $149,917. The creditors relieved the Company of $145,000 in principal and $32,463 in accrued interest recognizing a gain on settlement of debt for $27,546. As of May 31, 2013, the Company has completely satisfied the terms of the agreement.

Note 13 – Convertible Promissory Notes

During the three months ended May 31, 2013, the Company

•	processed a total of $50,000 of principal payments against outstanding balances.

•	converted $6,335 of outstanding principal and issued 618,000 shares of its common stock.

•	converted $54,850 of outstanding principal and upon investor request executed the issuance of 27,500 shares of RealBiz Media’s common stock realizing a loss of $42,325.

•	recognized amortization of debt discount during the three months ending May 31, 2013 and 2012 of $9,480 and $692,324, respectively with a remaining expected life from seven to twenty months.

•	recognized a gain on the change in fair value of derivatives in the amounts of $195,133 and $882,487, respectively. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.03% to 0.30%, dividend yield of -0-%, volatility factor of 11.93 % to 389.63% and expected life from one to eighteen months.

Below is a summary of the convertible promissory notes as of May 31, 2013:

	Remaining Principal Balance	Un-Amortized Debt Discount	Carrying Value	Principal Past Due
Non-Related Party
Current	$7,423,080	$4,197	$7,418,883	$6,441,080
Long term	53,300	15,794	37,506	-0-

	7,476,380	19,991	7,456,389	6,441,080

Related Party
Current	650,000	-0-	650,000	650,000
Long term	-0-	-0-	-0-	-0-
	650,000	-0-	650,000	650,000

	$8,126,380	$19,991	$8,106,389	$7,091,080

Interest rates range from 5.0% to 12.0% and maturity dates range from September 30, 2012 to October 15, 2014. During three months ended May 31, 2013 and 2012, the Company recognized interest expense of $149,477 and $153,884, respectively.

Note 13 – Convertible Promissory Notes (continued)

Convertible promissory note attributable to consolidated subsidiary

As of May 31, 2013, the Company has a convertible promissory note payable in the amount of $605,000 in outstanding principal. This note is convertible into RealBiz Media Group, Inc.’s common stock at $0.15 per share and bears no interest.

Note 14 – Stockholders’ Deficit

Preferred stock

The aggregate number of shares of preferred stock that the Company is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.0001 per share (“the Preferred Stock”).

The Preferred Stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

Series A Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock.

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company, may elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing. Additionally, the holders of Series A Preferred Stock, may by written notice to the Company, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the Company and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock. On July 9, 2012, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock (as defined below). Furthermore, the amendment allows for conversion at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

In the event of any liquidation, dissolution or winding up of this Company, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of the common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series A Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

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

For the three months ended May 31, 2013, the Company, in accordance with ASC 815-40, determined the fair value of the Series A Preferred Stock to be $42,881, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.22%, expected volatility of 447.81%, and expected life of 2 years (based on the current rate of conversion). At each reporting date, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income. The change in fair value of the Series A Preferred Stock derivative liability resulted in current year non-operating income included in operations of $1,030.

During the three months ended May 31, 2013, the Company converted 150,000 shares, held by a related party investor, into 30,000 shares of Series C Preferred Stock valued at $150,000.

Dividends in arrears on the outstanding preferred shares total $263,452 as of May 31, 2013. The Company had 2,216,014 shares issued and outstanding as of May 31, 2013 and 2,366,014 shares issued and outstanding as of February 28, 2013, respectively.

Note 14 – Stockholders’ Deficit (continued)

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.0001 per share (“the Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $5 per share or into shares of RealBiz Media’s common stock at $0.05 per share.

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

During the three months ended May 31, 2013, the Company:

•	issued 7,600 shares of Series B Preferred Stock for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $38,000. The value of the Series B Preferred Stock was based on the fair value of the stock at the time of issuance.

•	Upon investor’s request, converted 8,850 shares of Series B Preferred Stock into 885,000 shares of RealBiz Media’s common stock with a total value of $44,250.

Dividends in arrears on the outstanding preferred shares total $178,008 as of May 31, 2013. The Company had 414,950 shares issued and outstanding as of May 31, 2013 and 416,200 shares issued and outstanding as of February 28, 2013, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.0001 per share (the “Series C Preferred Stock”). The holders of Series C Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $5 per share or into shares of RealBiz Media’s common stock at $0.10 per share.

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

During the three months ended May 31, 2013, an investor in the Company converted 150,000 shares of Series A Preferred Stock into 30,000 shares of Series C Preferred Stock valued at $150,000. Simultaneously, the same investor converted the same 30,000 shares of Series C Preferred Stock into 1,500,000 shares of RealBiz Media’s common stock at a value of $150,000.

Dividends in arrears on the outstanding preferred shares total $11,483 as of May 31, 2013. The Company had 36,000 shares issued and outstanding as of May 31, 2013 and February 28, 2013, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.0001 per share (the “Series D Preferred Stock”). The holders of Series D Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $5 per share or into shares of RealBiz Media’s common stock at $0.15 per share

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Note 14 – Stockholders’ Deficit (continued)

Preferred Series D (continued)

During the three months ended May 31, 2013, the Company:

•	issued 20,000 shares of Series D Preferred Stock, 200,000 one (1) year warrants with an exercise price of $0.03 and collected $100,000 in proceeds from prior year subscription agreements.

•	received $1,135,810 in proceeds net of $190 of bank charges and issued 227,200 shares of Series D Preferred Stock and 2,133,500 one (1) year warrants with exercise price of $0.03 to $0.10 with a total value of $1,151,000.

•	issued 42,500 shares of Series D Preferred Stock valued at $212,500 to its employees as stock compensation and issued 5,250 shares of Series D Preferred Stock valued at $26,250 to employees of its subsidiary RealBiz Media Group, Inc. as stock compensation. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance.

•	issued 1,700 shares of Series D Preferred Stock and 50,000 one-year warrants with an exercise price of $0.03 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $9,187. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.16%, dividend yield of -0-%, volatility factor of 344.89% and expected life of one year.

•	converted 402,000 shares of Series D Preferred Stock, upon investors’ request, into 13,533,300 shares of RealBiz Media’s common stock valued at $2,010,000.

Dividends in arrears on the outstanding preferred shares total $403,458 as of May 31, 2013. The Company had 1,029,727 shares issued and outstanding as of May 31, 2013 and 1,132,077 shares issued and outstanding as of February 28, 2013, respectively.

Common Stock

On October 28, 2011, the Board and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 200,000,000 to 500,000,000. On February 13, 2012, the Board and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. The increase in our authorized shares of common stock became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada.

On May 2, 2012, the Board consented to (i) effect a 500-to-1 reverse split of the Company’s common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On June 26, 2012, the Board and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 5,000,000 to 500,000,000.

During the three months ended May 31, 2013, the Company:

•	issued 125,000 shares of common stock and 20,000 one (1) year warrants with an exercise price of $0.10 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $201. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of $0.14%, dividend yield of -0-%, volatility factor of 338.98% and expected life of one year.

•	During the three months ended May 31, 2013, the Company issued 618,000 shares of common stock in a partial conversion of a convertible promissory note valued at $6,335.

Common Stock Warrants

At May 31, 2013, there were 8,583,493 warrants outstanding with a weighted average exercise price of $1.89 and weighted average life of 1.36 years. During the three months ended May 31, 2013, the Company granted 2,403,500 warrants, 125,000 were exercised and 190,785 expired.

Note 14 – Stockholders’ Deficit (continued)

Common Stock Options

At May 31, 2013, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 8.35 years. During the three months ended May 31, 2013, no options were granted or exercised.

Compensation expense relating to stock options granted during the three months ended May 31, 2013 and 2012, was $-0- and $10,125, respectively.

Note 15 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing on January 1, 2011 through December 31, 2015. Starting September of 2011, the Company subletted a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month. The total monthly rent sublet offset is $4,000. The rent for the three months ended May 31, 2013 was $33,646.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2014	FY2015	FY2016 and beyond	Totals
Consulting	$147,818	$47,090	$47,090	$241,998
Leases	101,587	138,475	29,728	269,790
Other	125,703	167,604	167,604	460,911
Totals	$375,108	$353,169	$244,422	$972,699

Legal Matters

We are otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims employment issues, and vendor matters. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

There is currently a case pending whereby the Company’s Chief Executive Officer (the “Defendant”) is being sued for allegedly breaching a contract, which he signed in his role as CEO of Extraordinary Vacations Group, Inc. (“Extraordinary Vacations”). The case is being strongly contested. The Defendant filed a motion to dismiss plaintiff’s amended complaint with prejudice and such motion has been argued before the judge in the case. The Company is currently awaiting the judge’s ruling at this time.

The Company was a defendant in a lawsuit filed by Gari Media Group, Inc. In the United States District court for central district of California alleging that, Next 1 owes $75,000 from a video and music production agreement provided for the company’s television network. A settlement agreement is currently being negotiated.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. (“Maupintour”). On March 1, 2007, the Company sold Maupintour to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour’s debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour were assumed in order to allow for customer travel and certain past obligations of Maupintour to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at May 31, 2013.

Note 16 – Segment Reporting

Accounting Standards Codification 280-16 “Segment Reporting”, established standards for reporting information about operating segments in annual consolidated financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company has two reportable operating segments: Media and Travel. The accounting policies of each segment are the same as those described in the summary of significant accounting policies. Each segment has its own product manager but the overall operations are managed and evaluated by the Company’s chief operating decision makers for the purpose of allocating the Company’s resources. The Company also has a corporate headquarters function, which does not meet the criteria of a reportable operating segment. Interest expense and corporate expenses are not allocated to the operating segments.

The tables below present information about reportable segments for the three months ended May 31, 2013 and May 31, 2012:

	2013	2012
Revenues:
Media	$320,508	$723
Travel	174,933	167,673
Segment revenues	$495,441	$168,396

Operating expense:
Media	$1,100,035	$3,233
Travel	600,439	748,329
Segment expense	$1,700,473	$751,562

Net income (loss):
Media	$(779,526)	$(2,509)
Travel	(425,506)	(580,656)
Segment net loss	$(1,205,032)	$(583,165)

The Company did not generate any revenue outside the United States for the three months ended May 31, 2013 and 2012, and did not have any assets located outside the United States.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability

Note 17 – Fair Value Measurements (continued)

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

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table sets forth the liabilities as May 31, 2013, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	5/31/13	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A and D convertible redeemable preferred stock with reset provisions	$43,911	$-0-	$-0-	$43,911
Convertible promissory note with embedded conversion option	164,543	-0-	-0-	164,543
Total	$208,454	$-0-	$-0-	$208,454

The following table sets forth a summary of changes in fair value of our derivative liabilities for the three months ended May 31, 2013:

Beginning balance	$403,587
Fair value of embedded conversion feature of Preferred Series securities at issue date	-0-
Fair value of embedded conversion feature of convertible promissory notes at issue date	-0-
Change in fair value of embedded conversion feature of Preferred Series securities included in earnings	(54,689)
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	(140,444)
Ending balance	$208,454

Note 18 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of ASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after May 31, 2013, and has determined that all events requiring disclosure have been made.

During June through July of 2013, the Company:

•	replaced previously outstanding warrants with an exercise price of $2.50 and various expiration dates with an exercise price of $0.10. The Company determined this modification, calculated as the difference in fair value of the warrants immediately before and after the change in exercise prices had no significant impact on our results and the incremental cost was immaterial. We determined the fair value using the Black-Scholes option-pricing model and the following assumptions: dividend rate of $0.00, risk free return of 0.15%, volatility of 627.70%, market price of $0.019 and $0.03 per share and maturity of 1 year. Management has reviewed and assessed the warrants issued or modified during June 2013 and determined there are no changes to warrants that qualify for treatment as derivatives under applicable US GAAP rules.

•	converted 2,000 shares of Series B Preferred Stock valued at $10,000, at the request of the investor, into 20,000 shares of RealBiz Media‘s common stock.

Note 18 – Subsequent Events (continued)

During June through July of 2013, the Company (continued):

•	issued 2,500 shares of Series D Preferred Stock in exchange for services rendered valued at $12,500. The value of the Series D Preferred Stock was based on the fair value of the stock at the time of issuance.

•	issued 600,000 one (1) year warrants with an exercise price of $0.03 in exchange for services rendered valued at $6,049. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.14% to 0.15%, dividend yield of -0-%, volatility factor of 330.84% to 628.18% and expected life of 1 year.

•	effected $85,000 in principal and interest payments on convertible promissory notes.

•	RealBiz Media received $224,955 in proceeds, net of $45 of bank charges, and issued 450,000 shares of common stock and 420,000 one (1) year warrants with an exercise price of $0.03 valued at $225,000.

•	filed a Certificate of Amendment to the Certificate of Designations (the “Series A Amendment”) with the Nevada Secretary of State to amend and restate the Certificate of Designations of the Company’s Series A 10% Cumulative Convertible Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”). The Series A Amendment amends and restates the voting powers, designations, preferences, limitations restrictions and relative rights of the Series A Preferred Stock to clarify the conversion price and to grant to a holder of the Series A Preferred Stock the option to elect to convert all or any part of such holder's shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock.

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

Overview

Next 1 Interactive (“Next 1” or the “Company”) is the parent company of RRTV Network (formerly Resort & Residence TV), Next Trip – its travel division, and RealBiz Media Group, Inc. – its real estate division (“RealBiz Media”). The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of multi-system operators the Company has worked with includes Comcast, Cox, Time Warner and Direct TV. At present, the Company operates the Home Tour Network through its majority owned/joint venture real estate partner – RealBiz Media. As of July 17, 2012, the Home Tour Network features over 4,300 home listings in four cities on the Cox Communications network.

Next 1 is comprised of three distinct categories: The Company recognized the convergence taking place in interactive television/ the web and began the process of recreating several of its key relationships in real estate, travel and media over the last three years in efforts to position itself for the interactive revolution with “TV everywhere”.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012

Revenues

Our total revenues increased 194% to $495,441 for the three months ended May 31, 2013, compared to $168,396 for the three months ended May 31, 2012, a increase of $327,045. This is due to an increase in the marketing and sales efforts of the travel division and the efforts of our subsidiary, RealBiz, real estate division.

Revenues from the travel segment increased 4% to $174,933 for the three months ended May 31, 2013, compared to $167,673 for the three months ended May 31, 2012, an increase of $7,260. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from advertising increased to $320,508 for the three months ended May 31, 2013, compared to $723 for the three months ended May 31, 2012, an increase of $319,785. The increase was a result of efforts of the RealBiz group of subsidiaries in its efforts to increase market share within the real estate industry.

Cost of Revenue

Cost of revenues increased 33% to $158,914 for three months ended May 31, 2013, compared to $119,280 for the three months ended May 31, 2012, an increase of $39,634. The increase was directly associated with the costs associated with the marketing and sales efforts of the real estate division of our subsidiary RealBiz.

Operating Expenses

Our operating expenses include website maintenance fees, general and administrative expenses, salaries and benefits, advertising and promotion, legal and professional fees, consulting and finance fees incurred in raising capital and amortization of intangibles. Our total operating expenses increased 133% from $771,589 for the three months ended May 31, 2012 to $1,797,674 for the three months ended May 31, 2013, an increase of $1,026,085. The increase was due primarily to an increase in: salaries and benefits (including stock compensation) of $442,163, finance and consulting fees incurred in raising capital of $46,960 and miscellaneous operating expenses of $232,097; offset by a decrease in legal and professional fees of $39,401.

Other Expenses

Interest expense decreased 80% to $169,450 for three months ended May 31, 2013, compared to $856,068 for three months ended May 31, 2012, a decrease of $686,618 due primarily to conversions of debt into common stock.  Gain/Loss on conversion of debt was a loss of $22,797 for the three months ended May 31, 2013, compared to a $30,000 gain for the three months ended May 31, 2012 due to the settlement of debt through issuance of shares of stock. Gain on legal settlement increased 100% to $57,500 for the three months ended May 31, 2013, compared to $-0- for the three months ended May 31, 2012, an increase of $57,500 due primarily to the forgiveness of amounts due to accounts payable vendors. The Company recorded a gain of $195,133 on the change in fair value of derivative for the three months ended May 31, 2013, compared to a gain of $882,487 for the three months ended May 31, 2012, a decrease of $687,354 as the derivative liabilities associated with this have decreased as well. The prior year amounts did not include RealBiz.

The Company recorded other expense of $240 for the three months ended May 31, 2013, compared to a other expense of $48,859 for the three months ended May 31, 2012, a decrease of $48,619 as the Company was not charged penalties for tardiness regarding conversion to shares from convertible promissory notes.

Net Loss

We had a net loss of $1,401,001 for the three months ended May 31, 2013, compared to net loss of $714,913 for the three months ended May 31, 2012. The increase in loss from 2012 to 2013 was primarily due to the employee stock compensation costs for shares of Series D Preferred Stock issued to Company employees along with increase general and administrative costs.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
	FY2014	FY2015	FY2016 and beyond	Totals
Consulting	$147,818	$47,090	$47,090	$241,998
Leases	101,587	138,475	29,728	269,790
Other	125,703	167,604	167,604	460,911
Totals	$375,108	$353,169	$244,422	$972,699

Liquidity and Capital Resources

At May 31, 2013, the Company had $162,844 cash on-hand, an increase of $126,493 from $36,351 at the start of fiscal 2012. The increase in cash was due primarily to funds raised through subscription agreements for Series D Preferred Stock and common shares of RealBiz Media.

Net cash used in operating activities was $1,248,743 for the three months ended May 31, 2013, an increase of $429,809 from $818,934 used during the three months ended May 31, 2012. This increase was due to an increase in net loss and stock compensation, offset by a decrease in Gain on change in fair value of derivatives.

Net cash used in investing activity decreased to $19,097 for the three months ended May 31, 2013, compared to $277,000 for the three months ended May 31, 2012 due to the purchase of an option agreement.

Net cash provided by financing activities increased $311,138 to $1,394,333, for the three months ended May 31, 2013, compared to $1,083,195 for the three months ended May 31, 2012.  This increase was primarily due to the net increase of proceeds of shares of Preferred and common stock in the amount of $1,053,500 off set by decrease in net proceeds from promissory notes of $394,500, net proceeds from shareholder loans and other notes payable in the amount of $362,167 and decrease in principal payments for capital lease in the amount of $14,305.

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

Since our inception in June 2002, we have been focused on the travel industry solely through the Internet. We have recently changed our business model from a company that generates nearly all revenues from its travel divisions to a media company focusing on travel and real estate by utilizing multiple media platforms including the Internet, radio and television. As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams.

The Company will need to raise substantial additional capital to support the on-going operation and increased market penetration of our Video on Demand real estate and travel business including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $1 million to $5 million to repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from advertising, sponsorships, e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

Since our inception, we have funded our operations with the proceeds from the private equity financings. The Company issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated there under because the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(2) and Regulation D there under.

Currently, revenues provide less than 20% of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $300,000. We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability by the fourth quarter of fiscal 2013.

Our multi-platform media revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations. Our ability to generate revenues depends, among other things, on our ability to operate our television network and create enough viewership to provide advertisers, sponsors, travelers and homebuyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

This represents the risk of loss that may result from the potential change in value of a financial instrument because of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on June 13, 2013 and as amended on July 1, 2013. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended May 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other than the litigation matters listed in our Annual Report on Form 10-K for the year ended February 28, 2013, as filed with the SEC on June 13, 2013 and as amended on July 1, 2013, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for ended February 28, 2013, as filed with the SEC on June 13, 2013 and as amended on July 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2013, the Company issued 2,350,000 shares of common stock at a purchase price between $0.075 and $0.20 per share, for an aggregate purchase price of $348,750. Additionally, the Company issued 4,700,000 three-year warrants to purchase shares of the Company’s common stock at an exercise price between $0.15 and $0.25 per share.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended May 31, 2013.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

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

NEXT 1 INTERACTIVE, INC.

Date: July 22, 2013	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 22, 2013	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

