Form 10-Q/A
period 2013-05-31
Next 1 Interactive, Inc.
filed 2013-07-30
CIK 1372183

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

As of July 18, 2013, there were 13,772,097 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

Next 1 Interactive, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2013, which was originally filed on July 22, 2013 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the quarterly period ended May 31, 2013.

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

* Previously filed as exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2013.

**Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT 1 INTERACTIVE, INC.

Date: July 30, 2013	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2013	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

4