Form 10-Q
period 2013-08-31
Next 1 Interactive, Inc.
filed 2013-10-21
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

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

As of October 17, 2013, there were 13,972,097 shares outstanding of the registrant’s common stock

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31,	February 28,
	2013	2013

Assets
Current Assets
Cash	$61,680	$36,351
Accounts receivable, net of allowance for doubtful accounts	138,683	77,054
Stock subscription receivable	-	100,000
Notes receivable	20,128	-
Prepaid expenses and other current assets	87,190	49,000
Security deposits	38,099	28,612
Total current assets	345,780	291,017

Property and equipment, net	43,777	-
Website Development costs and intangible assets, net	3,828,735	4,288,761
Total assets	$4,218,292	$4,579,778

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses	$2,628,420	$3,274,333
Other current liabilities	95,835	159,124
Derivative liabilities - convertible promissory notes	19,452	304,987
Derivative liabilities - preferred stock	4,107,730	98,600
Convertible promissory notes, net of discount of $3,428 and $924,446, respectively	7,374,652	7,478,828
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	650,000	650,000
Convertible promissory note attributable to subsidiary	605,000	-
Other advances	68,000	68,000
Other notes payable	245,000	175,000
Settlement agreements	-	64,167
Shareholder loans	500,000	445,000
Notes payable non-related third party of subsidiary	26,859	-
Notes payable - current portion	934,072	954,072
Total current liabilities	17,255,020	13,672,111

Convertible promissory notes - long term portion, net of discount of $8,894 and $-0-, respectively	44,406	36,941

Total liabilities	17,299,426	13,709,052

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at August 31, 2013 and 2,366,014 shares issued and outstanding at February 28, 2013, respectively	22,160	23,660
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 401,850 shares issued and outstanding at August 31, 2013 and 416,200 shares issued and outstanding at February 28, 2013, respectively	4	4
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 36,000 shares issued and outstanding at August 31, 2013 and 36,000 shares issued and outstanding at February 28, 2013, respectively	-	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 1,014,477 shares issued and outstanding at August 31, 2013 and 1,132,077 shares issued and outstanding at February 28, 2013, respectively	10	11
Preferred Stock Subscribed	-	100,000
Common stock, $.00001 par value; 500,000,000 shares authorized; 13,970,942 shares issued and outstanding at August 31, 2013 and 12,977,942 shares issued and outstanding at February 28, 2013, respectively	140	130
Additional paid-in-capital	63,134,302	61,958,113
Stock subscription receivable	(10,000)	(10,000)
	63,146,616	62,071,918
Other comprehensive income	13,933	33,459
Accumulated deficit	(77,721,201)	(71,193,862)
Total Next 1 Interactive, Inc. stockholders' deficit	(14,560,652)	(9,088,485)
Noncontrolling interest	1,479,518	(40,789)
Total stockholders' deficit	(13,081,134)	(9,129,274)
Total liabilities and stockholders' deficit	$4,218,292	$4,579,778

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended		For the six months ended
	August 31,		August 31,
	2013	2012	2013	2012

Revenues
Travel and commission revenues	$147,060	$140,594	$321,993	$308,267
Advertising revenues	236,791	266	557,299	989
Total revenues	383,851	140,860	879,292	309,256

Cost of revenues	126,947	110,323	285,861	229,603

Gross profit	256,904	30,537	593,431	79,653

Operating expenses
Salaries and benefits	487,421	237,417	1,220,801	528,634
Selling and promotions expense	45,693	7,020	125,316	16,520
General and administrative	1,017,344	508,698	2,002,015	979,570
Total operating expenses	1,550,458	753,135	3,348,132	1,524,724

Operating loss	(1,293,554)	(722,598)	(2,754,701)	(1,445,071)

Other income (expense)
Interest expense	(169,737)	(389,404)	(339,187)	(1,245,472)
Gain (loss) on settlement of debt	(11,108)	(6,256)	(33,905)	23,744
Gain on legal settlement	12,478	-	69,978	-
Gain (loss) on change in fair value of derivatives	(3,918,728)	907,740	(3,723,595)	1,790,227
Other income (expense)	1,311	(1,186)	1,071	(50,045)
Total other income (expense)	(4,085,784)	510,894	(4,025,638)	518,454

Net loss	(5,379,338)	(211,704)	(6,780,339)	(926,617)

Net loss attributable to the noncontrolling interest	216,086	-	267,157	-

Net loss attributable to Next 1 Interactive, Inc.	$(5,163,252)	$(211,704)	$(6,513,182)	$(926,617)

Preferred Stock Dividend	5,214	-	(14,156)	-

Net loss attributable to Common Shareholders	$(5,158,038)	$(211,704)	$(6,527,338)	$(926,617)

Weighted average number of shares outstanding	13,750,833	5,840,084	13,498,062	4,228,456

Basic and diluted net loss per share	$(0.38)	$(0.04)	$(0.48)	$(0.22)

Comprehensive loss:
Unrealized loss on currency translation adjustment	(39,100)	-	(19,526)	-
Comprehensive loss	$(5,197,138)	$(211,704)	$(6,546,864)	$(926,617)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the six months ended
	August 31
	2013	2012
Cash flows from operating activities:
Net loss applicable to Next 1 Interactive, Inc. common stock	$(6,513,182)	$(926,617)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(267,157)	-
Warrants issued in lieu of interest	-	1,500
Loss on conversion of debt	33,905	(30,000)
Gain on legal settlement of debt	(69,978)	-
Other comprehensive loss	(19,526)	-
Amortization of intangibles	723,441	34,050
Amortization of discount on notes payable	17,149	916,486
Stock based compensation and consulting fees	350,558	160,081
Conversion penalties	-	46,950
Loss (gain) on change in fair value of derivatives	3,723,595	(1,790,227)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(61,629)	1,456
(Increase) in notes receivable	(128)	-
Increase in due from affiliates	-	(427,909)
Increase in prepaid expenses and other current assets	(38,190)	(24,560)
Increase in security deposits	(9,487)	-
Increase in accounts payable and accrued expenses	45,748	202,475
Decrease in other current liabilities	(13,289)	(29,136)
Net cash used in operating activities	(2,098,170)	(1,865,451)

Cash flows from investing activities:
Payments related to website development costs	(263,416)	-
Payments for computer equipment	(43,777)	-
Advances related to notes receivable	(20,000)	-
Purchase of option agreement	-	(277,000)
Net cash used in investing activities	(327,193)	(277,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	594,500
Payments on convertible promissory notes	(60,000)	(31,171)
Proceeds from other advances	-	50,000
Proceeds from other notes payable	125,000	-
Principal payments of other notes payable	(78,141)	(32,500)
Principal payments of settlement agreements	(64,167)	-
Proceeds from shareholder loans	55,000	733,000
Payments of sundry notes payable	(20,000)	-
Principal payments on capital lease	-	(25,405)
Proceeds from issuance of series A preferred shares	-	75,000
Proceeds from issuance of series B preferred shares	-	770,103
Proceeds from issuance of series D preferred shares	1,151,000	-
Proceeds from the collection of stock subscription receivable	100,000	-
Proceeds from issuance common stock and warrants	1,242,000	-
Net cash provided by financing activities	2,450,692	2,133,527

	For the six months ended
	August 31
	2013	2012

Net increase (decrease) in cash	25,329	(8,924)

Cash at beginning of period	36,351	12,989

Cash at end of period	$61,680	$4,065

Supplemental disclosure:
Cash paid for interest	$176,535	$182,208

Supplemental disclosure of non-cash investing and financing activity:
Shares/Warrants issued for consulting:
Common stock:
Value	$2,452	$14,956
Shares	250,000	35,000
Warrants	20,000	110,000

RealBiz Media Group, Inc. common shares:
Value	$63,419	$-
Shares	124,500	-
Warrants	2,000	-

Series B Preferred:
Value	$38,000	$55,000
Shares	7,600	11,000

Series C Preferred:
Value	$-	$80,000
Shares	-	16,000

Series D Preferred:
Value	$34,187	$831,600
Shares	6,700	166,320
Warrants	50,000	-

Shares issued for conversion of debt to equity:
Common stock:
Value	$6,334	$632,182
Shares	618,000	6,453,700

Series D preferred
Value	$28,067	$-
Shares	5,613	-

RealBiz Media Group, Inc. common shares
Value	$56,431	$-
Shares	227,500	-

	For the six months ended
	August 31
	2013	2012

Supplemental disclosure of non-cash investing and financing activity (continued):
Preferred stock converted into RealBiz Media Group, Inc. common shares
Series B preferred
Value	$109,750	$-
Shares converted	21,950	-
RealBiz Media Group, Inc. shares issued	2,195,000	-

Series C preferred
Value	$150,000	$-
Shares converted	30,000	-
RealBiz Media Group, Inc. shares issued	1,500,000	-

Series D preferred
Value	$2,139,317	$-
Shares converted	427,863	-
RealBiz Media Group, Inc. shares issued	14,262,023	-

Shares issued to employees:
Series D Preferred:
Value	$238,750	$-
Shares	47,750	-

Stock options vested:
Value	$-	$10,125
Number of options	-	2,025

Preferred stock dividend:
Series A Preferred	$-	$3,790

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is engaged in two lines of business: real estate and travel. Through its wholly owned subsidiary, Next 1 Network (formerly RRTV Network and Resort & Residence TV), it operates its travel division, and through its majority owned subsidiary, Realbiz Media, (formerly Next One Realty), it operates its real estate division. The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company, through its subsidiaries has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of includes Comcast, Cox, Time Warner and Direct TV.

Next 1 Network is engaged in the business of providing digital media and marketing services for the travel industry.  Next 1 Network has two divisions: its linear TV networks and travel Video on Demand. It currently generates revenue from advertising revenues and commissions.  Through linear TV networks, Next 1 Network derives revenue from traditional advertising, interactive ads, sponsorships, paid programming, travel commissions and referral fees. Through Travel Video on Demand, the Next 1 Network derives revenue from monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of our other company owned travel entities (Maupintours, Next Trip, Extraordinary Vacations and Trip Professionals).

Realbiz Media has three divisions: (i) its fully licensed real estate division (formerly known as Webdigs); (ii) its TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) its Real Estate Virtual Tour and Media group (Realbiz 360). The cornerstone of all three divisions is its proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. Realbiz Media provides video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand.  Once a video created using Realbiz Media’s proprietary technology, these home listing videos are automatically distributed to multiple media platforms (television, broadband, web and mobile) for consumer viewing.

Realbiz Media is engaged in the business of providing digital media and marketing services for the real estate industry.  It currently generates revenue from advertising revenues, real estate broker commissions and referral fees.  REalbiz Media has three divisions: (i) its fully licensed real estate division (formerly known as Webdigs); (ii) its TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) its Real Estate Virtual Tour and Media group (Realbiz 360). The cornerstone of all three divisions is its proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand.  Once a video created using Realbiz Media’s proprietary technology, these home listing videos are automatically distributed to multiple media platforms (television, broadband, web and mobile) for consumer viewing.

A more detailed description of the three sources of revenue of Realbiz Media are set forth below:

1.	Real Estate Virtual Tour and Media Group allows real estate agents to have a video created of their customer’s homes and then posted on television, over 200 real estate websites, You Tube, and mobile applications for a monthly fee of $89. The company currently works with over 20,000 agents monthly. Though photos and virtual tours are listed as highly important on the home buyer’s lists, the astonishing growth of YouTube and Social Media fueled by the change in consumer demographics has left the Real Estate Industry scrambling to keep up. The company’s direct feed services into listing databases provide for the automated creation and syndication of Virtual Tours and YouTube Videos posted directly to YouTube Channels and promoted on Social Networks. These solutions continue to support its Agent/Broker revenue base through setup and monthly recurring fees. Due to the broad media exposure of highly targeted consumers, we believe that Realbiz Media will also be able to generate revenue from pre-roll/post-roll advertising for televisions, lead generation fees, banner ads and cross market advertising promotions, however to date our revenue from this division has been solely derived from the monthly fee paid to us by real estate agents. All of Realbiz Media’s revenue is currently derived from this division.

2.	Through its Realtor.com Partnership Realbiz Media has expanded its home tour networks to include Video Portal, Widget and Mobile applications. Realbiz Media currently operates an INTERACTIVE VOD Network for Real Estate in conjunction with its partner Realtor.com. The network is branded under the name of Home Tour Network and is carried on Cox Communications and Comcast stations. In late May 2012, Realbiz Media signed a multiyear partnership with Realtor.com that included agreements to rebrand the network to “Realtor.com channel” and expand the network into 55 million households. Additionally Realbiz Media has been commissioned to develop a major real estate web portal and enhanced Widget/Microvideo app platforms to work in conjunction with Realtor.com and other major real estate brokerage groups.

3.	Realbiz Media’s fully licensed real estate division (formerly known as Webdigs) can derive revenue from its licensed broker that engage in traditional real estate sales It has participating brokers licensed in 38 states and we believe that this division is positioned to take advantage of the improving real estate market.

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

On October 9, 2012, our Company, Next 1 Interactive, Inc., a Nevada corporation (“Next 1”) and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc., which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

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

The Company owns an 85% interest in Realbiz Holdings, Inc. and a 77% interest in Realbiz Media and these entities’ accounts are consolidated in the accompanying financial statements because we have control over operating and financial policies. All inter-company balances and transactions have been eliminated.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment is charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years but as of August 31, 2013, it has not been placed in service and there is no depreciation expense recorded. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of August 31, 2013, the Company did not impair any long-lived assets.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicator of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the six months ended August 31, 2013 and 2012.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $723,441 and $34,050 for the six months ended August 31, 2013 and 2012.

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

August 31, 2013
Series A convertible preferred stock issued and outstanding	216,196,488
Series B convertible preferred stock issued and outstanding	2,009,250
Series C convertible preferred stock issued and outstanding	180,000
Series D convertible preferred stock issued and outstanding	5,072,385
Warrants to purchase common stock issued, outstanding and exercisable	8,172,942
Stock options issued, outstanding and exercisable	4,050
Shares on convertible promissory notes	70,377,404
302,012,519

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

Cost of Revenues

Cost of revenues includes costs directly attributable to services sold and delivered. These costs include such items as amounts paid for airlines, hotels, excursions, broadcast carriage fees, costs to produce television content, sales commissions to business partners, industry conferences and public relations costs.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the six months ended August 31, 2013 and 2012 was $125,316 and $16,620.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short- term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See footnote 18 for fair value measurements.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Foreign Currency and Other Comprehensive Income (Loss)

The functional currency of our foreign subsidiaries is typically the applicable local currency. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $2,436 and $-0- for the six months ended August 31, 2013 and 2012, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the six months ended August 31, 2013 and 2012, the accumulated comprehensive loss was $19,526 and $-0-, respectively.

Reclassifications

The Company reclassified certain amounts previously reported in the fiscal year ended February 28, 2013 to conform to the classifications used in the period ended August 31, 2013. Such reclassifications have no effect on the reported net loss.

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

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 has not had a material impact on financial position or results of operations of the Company.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 has not had a material impact on financial position or results of operations of the Company.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCT). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments required disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosure that provides additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 201-02 has not had a material impact on financial position or results of operations of the Company.

In July 2013, the FASB issued ASU 2013-10 Derivatives and Hedging Topic 815, provides for the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, effective for swaps entered into after July 17, 2013. This release allows the use of the overnight index swap rate as an additional benchmark for hedge accounting treatment. Management has determined that the application of this standard will not have a material effect on the financial statements of the Company

In July 2013, the FAS issued ASU 2013-11 Income Taxes Topic, Provides for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, effective for fiscal years beginning after 12-15-13. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if available and a company has the intent and ability to use for such purpose. Management has determined that the application of this standard did not have a material effect on the financial statements of the Company.

Management does not believe that any other recently issued, but not effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $77,721,201 and a working capital deficit of $16,909,240 at August 31, 2013, net losses for the six months ended August 31, 2013 of $6,780,339 and cash used in operations during the six months ended August 31, 2013 of $2,098,170. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds through private placements with third parties by way of a public or private offering. In addition, the board of directors (the “Board”) has agreed to make available, to the extent possible, the necessary capital required to allow management of the Company’s subsidiary to aggressively expand their planned Interactive and Video on Demand and RealBiz platforms Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Notes Receivable

On August 23, 2013, the Company advanced $20,000 to a non-related third party and signed a 6% promissory note with a maturity date of September 30, 2013. The entire principal amount plus $128 of accrued interest was received and the note fully satisfied on October 1, 2013.

Note 4 – Property and Equipment

As of August 31, 2013, the Company recorded the purchase of $43,777 of computer equipment which has not been placed into service. Any property and equipment previously recorded in prior fiscal years, was fully impaired and written off. Therefore, there was no depreciation expense recorded for the six months ended August 31, 2013 and 2012.

Note 5 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	August 31, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	2.6 years	$4,796,178	$1,224,582	$3,571,596
Website development costs	2.5 years	756,980	725,599	31,181
Website development costs (not placed in service)	3.0 years	225,758	-0-	225,758
		$5,778,916	$1,950,181	$3,828,735

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the web site, which is 3 years. Amortization expense related to website development costs and intangible assets was $723,441 and $34,050 for the six months ended August 31, 2013 and 2012, respectively.

Note 6 – Acquisitions

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

Note 6– Acquisitions (continued)

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

Unaudited pro forma results of operations data as if the acquisition of RealBiz Holdings, Inc. and RealBiz Media Group, Inc. had occurred as of March 1, 2012 is as follows:

The Company, Real Biz Holdings, Inc and RealBiz Media Group, Inc.
For the six months ended
August 31, 2012

Pro forma revenue	$895,504

Pro forma loss from operations	$1,945,789

Pro forma net loss	$1,408,225

Pro forma basic and diluted net loss per share	$0.33

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

Note 7 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following, respectively:

August 31, 2013
Trade accounts payable	$1,609,249
Accrued interest	665,523
Deferred salary	202,933
Accrued expenses - other	150,715
$2,628,420

Note 8 – Notes Payable

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

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6-month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011. On August 31, 2011, the noteholder entered into a wrap around agreement to assign $485,000 of its debt to investors and immediately assigned $50,000 of its principal to a non-related third party investor and the Company issued a secured convertible promissory note for the same value. On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non- related third party investor and the Company issued a new convertible promissory note for the same value. As of August 31, 2013, the remaining principal balance is $510,000 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. As of August 31, 2013, the remaining principal balance is $147,942 and un-paid accrued interest is $149,852. The Company is in default of this note.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000, consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes, the Company issued 150,000 detachable 3-year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 of principal and $7,122 of un-paid interest still owed as of August 31, 2013 and the Company is in default of this note.

In connection with the acquisition of Brands on Demand, an officer of the Company entered into a five-year lease agreement. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor valued at $30,000 secured by a promissory note with monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of August 31, 2013, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000, un-paid accrued interest is $13,610 and the Company is in default of this note.

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the first day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. As of August 31, 2013, the remaining principal balance is $221,130 and unpaid accrued interest is $14,129. The Company is in default of this note.

The total of $934,072 in principal of the above debt is currently past due. Interest charged to operations relating to these notes was $16,487 and 20,553, respectively for the six months ended August 31, 2013 and 2012.

Note attributable to consolidated subsidiary

During the six months ended August 31, 2013, the Company’s subsidiary RealBiz Media Group, Inc. received $35,000 in proceeds and signed a 19% promissory note with a maturity date of May 15, 2014. The subsidiary is obligated to make twelve equal payments of $3,225 beginning June 15, 2013. During the six months ended August 31, 2013 and 2012, the subsidiary incurred interest expense of $1,535 and $-0-, respectively. The remaining principal balance as of August 31, 2013 is $26,859.

Note 9 – Capital Lease Payable

On June 1, 2006, the Company entered into a five (5) year equipment lease agreement requiring monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011 with a related party. On September 3, 2010, the Company amended the original agreement to procure $56,671 of additional equipment. The Company extended the maturity to September 1, 2012 and all other lease terms remained unchanged. As of August 31, 2013, the Company has satisfied all the terms of the lease agreement. Interest expense on the lease was $-0- and $1,208 for the six months ended August 31, 2013 and 2012, respectively.

Note 10 – Other Notes Payable

Related Party

A director and officer had advanced funds to the Company since inception. As of August 31, 2013, the Company does not have any principal or accrued interest due to the officer/director. The interest rate on advances is 18% per annum compounded daily, on the unpaid balance. Interest expense recognized for the six months ended August 31, 2013 and 2012 is $156 and $130, respectively.

An entity where the director/officer is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of August 31, 2013, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $5,457. Interest expense recognized for the months ended August 31, 2013 and 2012 is $1,085 and $906 respectively.

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2013 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. As of August 31, 2013, the principal balance due is $100,000 with unpaid accrued interest balance of $1,763. Interest expense recognized for the six months ended August 31, 2013 and 2012, is $1,763 and $1,500, respectively.

On January 23, 2013, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2013. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The Company uses the Black-Scholes option-pricing model to determine the warrant’s fair value using the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of 1 year. Interest expense of $2,801 has been recognized for the six months ended August 31, 2013 and 2012. As of August 31, 2013, the remaining principal balance is $75,000, unpaid accrued interest is $2,801 and the note is in default.

Non Related Party

The Company has an existing promissory note, dated July 23, 2010, with a shareholder for $100,000. The note was due and payable on July 23, 2011 and bore interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining balance of $70,000 and unpaid accrued interest of $16,824 as of August 31, 2013. As of August 31, 2013, the principal balance of this note is in default. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants was amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $-0- in expense, respectively for the six months ended August 31, 2013 and 2012. Interest charged to operations relating to this note was $2,587 and $2,436, respectively for the six months ended August 31, 2013 and 2012.

Note 11 – Other Advances

Related Party

During the six months ended August 31, 2013, the Company incurred no activity and the remaining principal balance is $18,000.

Non Related Party

During the six months ended August 31, 2013, the Company incurred no activity and the remaining principal balance is $50,000.

Note 12 – Shareholder Loans

During the six months ended August 31, 2013, the Company received $55,000 in proceeds for shareholder advances and the principal balance as of August 31, 2013 totaled $500,000.

Note 13 – Settlement agreements

On December 1, 2012, the Company entered into a settlement agreement with two convertible promissory note holders and agreed to a series of payments totaling $149,917. The creditors relieved the Company of $145,000 in principal and $32,463 in accrued interest recognizing a gain on settlement of debt for $27,546 as of February 28, 2013. As of August 31, 2013, the Company has completely satisfied the terms of the agreement.

Note 14 – Convertible Promissory Notes

During the six months ended August 31, 2013 the Company

•	processed a total of $60,000 of principal payments against outstanding balances.

•	converted $6,335 of outstanding principal and issued 618,000 shares of its common stock.

•	converted $56,430 of outstanding principal and upon investor request executed the issuance of 227,500 shares of RealBiz Media’s common stock realizing a loss of $33,905.

•	converted $25,000 of outstanding principal and issued 5,613 shares of Series D Preferred stock.

•	recognized amortization of debt discount during the six months ending August 31, 2013 and 2012 of $17,149 and $916,486, respectively with a remaining expected life of fourteen months.

•	recognized a gain on the change in fair value of derivatives for the six months ending August 31, 2013 and 2012, in the amounts of $285,535 and $494,157, respectively. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.02% to 0.30%, dividend yield of -0-%, volatility factor of 0.0 % to 655.07% and expected life from one to fifteen months.

Below is a summary of the convertible promissory notes as of August 31, 2013:

	Remaining Principal Balance	Un-Amortized Debt Discount	Carrying Value	Principal Past Due
Non-Related Party
Current	$7,378,080	$3,428	$7,374,652	$6,406,080
Long term	53,300	8,894	44,406	-0-

	7,431,380	12,322	7,419,058	6,406,080

Related Party
Current	650,000	-0-	650,000	650,000
Long term	-0-	-0-	-0-	-0-
	650,000	-0-	650,000	650,000

	$8,081,380	$12,322	$8,069,058	$7,056,080

Interest rates range from 5.0% to 12.0% and maturity dates range from September 30, 2012 to October 15, 2014. During six months ended August 31, 2013 and 2012, the Company recognized interest expense of $295,625 and $297,030, respectively.

Convertible promissory note attributable to consolidated subsidiary

As of August 31, 2013, the Company has a convertible promissory note payable for $605,000 in outstanding principal. This note is convertible into RealBiz Media Group, Inc.’s common stock at $0.15 per share and bears no interest.

Note 15 – Stockholders’ Deficit

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

Note 15 – Stockholders’ Deficit (continued)

Series A Preferred Stock (continued)

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company, elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing. Additionally, the holders of Series A Preferred Stock, may by written notice to the Company, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock. On July 9, 2012, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock. Furthermore, the amendment allows for conversion at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

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

For the six months ended August 31, 2013, the Company, in accordance with ASC 815-40, determined the fair value of the Series A Preferred Stock to be $4,107,730, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.35%, expected volatility of 689.80%, and expected life of 2 years (based on the current rate of conversion). At each reporting date, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income. The change in fair value of the Series A Preferred Stock derivative liability as of August 31, 2013 and 2013 resulted in non-operating charge of $4,064,849 and non-operating income of $1,296,070, respectively.

During the six months ended August 31, 2013, the Company converted 150,000 shares, held by a related party investor, into 30,000 shares of Series C Preferred Stock valued at $150,000.

Dividends in arrears on the outstanding preferred shares total $319,308 as of August 31, 2013. The Company had 2,216,014 shares issued and outstanding as of August 31, 2013 and 2,366,014 shares issued and outstanding as of February 28, 2013, respectively.

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

Note 15 – Stockholders’ Deficit (continued)

Series B Preferred Stock (continued)

During the six months ended August 31, 2013, the Company:

•	issued 7,600 shares of Series B Preferred Stock for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $38,000. The value of the Series B Preferred Stock was based on the fair value of the stock at the time of issuance.

•	Upon investor’s request, converted 21,950 shares of Series B Preferred Stock into 2,195,000 shares of RealBiz Media’s common stock with a total value of $109,750.

•	recognized a change in fair value of the Series B Preferred Stock derivative liability as of August 31, 2013 and 2013 resulted in non-operating income of $55,719 and $-0-, respectively

Dividends in arrears on the outstanding preferred shares total $229,506 as of August 31, 2013. The Company had 401,850 shares issued and outstanding as of August 31, 2013 and 416,200 shares issued and outstanding as of February 28, 2013, respectively.

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

During the six months ended August 31, 2013, an investor in the Company converted 150,000 shares of Series A Preferred Stock into 30,000 shares of Series C Preferred Stock valued at $150,000. Simultaneously, the same investor converted the same 30,000 shares of Series C Preferred Stock into 1,500,000 shares of RealBiz Media’s common stock at a value of $150,000.

Dividends in arrears on the outstanding preferred shares total $16,021 as of August 31, 2013. The Company had 36,000 shares issued and outstanding as of August 31, 2013 and February 28, 2013, respectively.

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

During the six months ended August 31, 2013, the Company:

•	issued 20,000 shares of Series D Preferred Stock, 200,000 one (1) year warrants with an exercise price of $0.03 and collected $100,000 in proceeds from prior year subscription agreements.

•	received $1,150,785 in proceeds net of $215 of bank charges and issued 230,200 shares of Series D Preferred Stock and 2,136,500 one year warrants with exercise price of $0.03 to $0.10 with a total value of $1,151,000.

•	issued 42,500 shares of Series D Preferred Stock valued at $212,500 to its employees as stock compensation and issued 5,250 shares of Series D Preferred Stock valued at $26,250 to employees of its subsidiary RealBiz Media Group, Inc. as stock compensation. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance.

Note 15 – Stockholders’ Deficit (continued)

Series D Preferred Stock (continued)

•	issued 6,700 shares of Series D Preferred Stock and 50,000 one-year warrants with an exercise price of $0.03 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $34,187. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.16%, dividend yield of -0-%, volatility factor of 344.89% and expected life of one year.

•	converted 427,863 shares of Series D Preferred Stock, upon investors’ request, into 14,262,023 shares of RealBiz Media’s common stock valued at $2,010,000.

Dividends in arrears on the outstanding preferred shares total $533,331 as of August 31, 2013. The Company had 1,014,477 shares issued and outstanding as of August 31, 2013 and 1,132,077 shares issued and outstanding as of February 28, 2013, respectively.

Common Stock

On October 28, 2011, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 200,000,000 to 500,000,000. On February 13, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. The increase in our authorized shares of common stock became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada.

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

During the six months ended August 31, 2013, the Company:

•	issued 250,000 shares of common stock and 20,000 one (1) year warrants with an exercise price of $0.10 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $2,451. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of $0.14%, dividend yield of -0-%, volatility factor of 338.98% and expected life of one year.

•	During the six months ended August 31, 2013, the Company issued 618,000 shares of common stock in a partial conversion of a convertible promissory note valued at $6,335.

Common Stock Warrants

At August 31, 2013, there were 8,172,942 warrants outstanding with a weighted average exercise price of $1.63 and weighted average life of 1.36 years. During the six months ended August 31, 2013, the Company granted 2,406,500 warrants, 125,000 were exercised and 604,336 expired.

Common Stock Options

At August 31, 2013, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 8.09 years. During the six months ended August 31, 2013, no options were granted or exercised.

Compensation expense relating to stock options granted during the six months ended August 31, 2013 and 2012, was $-0- and $10,125, respectively.

Note 16 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing on January 1, 2011 through December 31, 2015. Starting September of 2011, the Company subletted a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month. The total monthly rent sublet offset is $4,000. The rent for the six months ended August 31, 2013 was $67,293.

Note 16 - Commitments and Contingencies (continued)

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
			FY2016
			and
	FY2014	FY2015	beyond	Totals
Consulting	$25,795	$47,090	$47,090	$119,976
Leases	67,941	138,475	29,728	236,143
Other	123,543	164,724	164,724	452,991
Totals	$217,279	$350,289	$241,542	$809,110

Legal Matters

We are otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims employment issues, and vendor matters. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, our assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to determinations or us by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

The Company was a defendant in a lawsuit filed by Gari Media Group, Inc. In the United States District court for central district of California alleging that, Next 1 owes $75,000 from a video and music production agreement provided for the Company’s television network. An agreement was finalized and the lawsuit was settled.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. (“Maupintour”). On March 1, 2007, the Company sold Maupintour to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour’s debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour were assumed in order to allow for customer travel and certain past obligations of Maupintour to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at August 31, 2013.

Note 17 – Segment Reporting

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

Note 17 – Segment Reporting (continued)

The tables below present information about reportable segments for the three and six months ended August 31, 2013 and August 31, 2012:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2013	2012	2013	2012
Revenues:
Media	$236,791	$266	$557,299	$989
Travel	147,060	140,594	321,993	308,267
Segment revenues	$383,851	$140,860	$879,292	$309,256

Operating expense:
Media	$905,044	$125	$2,005,079	$3,358
Travel	558,068	297,279	1,158,966	1,045,608
Segment expense	$1,463,112	$297,404	$3,164,045	$1,048,966

Net income (loss):
Media	$(668,252)	$142	$(1,447,779)	$(2,368)
Travel	(411,008)	(156,685)	(836,973)	(737,341)
Segment net loss	$(1,079,260)	$(156,543)	$(2,284,752)	$(739,709)

The Company did not generate any revenue outside the United States for the six months ended August 31, 2013 and 2012, and did not have any assets located outside the United States.

Note 18 – Fair Value Measurements

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

Note 18 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as August 31, 2013, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	8/31/13	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A and D convertible redeemable preferred stock with reset provisions	$4,107,730	$-0-	$-0-	$4,107,730
Convertible promissory note with embedded conversion option	19,452	-0-	-0-	19,452
Total	$4,127,182	$-0-	$-0-	$4,127,182

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended August 31, 2013:

Beginning balance	$403,587
Change in fair value of embedded conversion feature of Preferred Series securities included in earnings	4,009,130
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	(285,535)
Ending balance	$4,127,182

Note 19 – Subsequent Events

In May 2009, the FASB issued accounting guidance now codified as FASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of ASC Topic 855 on June 30, 2009. The Company evaluated subsequent events for the period after August 31, 2013, and has determined that all events requiring disclosure have been made.

During September and October of 2013, the Company:

•	settled a lawsuit involving an accounts payable vendor whereas the Company settled original invoices by issuing common stock to the vendor. The vendor sued to recover the decline in the value of the shares and the Company recognized a loss of $35,000.

•	converted 2,000 shares of Series D Preferred stock valued at $10,000, at the request of the investor, into 20,000 shares of RealBiz Media Group, Inc. stock a subsidiary of Next 1 Interactive, Inc.

Note 19 – Subsequent Events (continued)

During September and October of 2013, the Company's subsidiary, RealBiz Media Group, Inc.:

•	issued 196,500 common shares and 196,500 one (1) year warrants with an exercise price of $1.00 with a total value of $315,467 to various Company's convertible promissory noteholders relieving $99,676 of principal and interest and recognizing a loss on conversion of debt in the amount of $215,791. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.10% to 0.12%, dividend yield of -0-%, volatility factor of 318.26% to 319.65% and expected life of 1 year. The value of the common shares issued was based on $0.50 per share.

•	issued 40,800 common shares and 40,800 one (1) year warrants with an exercise price of $1.00 in exchange for services rendered valued at $6,049. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.10%, dividend yield of -0-%, volatility factor of 316.78% to 317.00% and expected life of 1 year. The value of the common shares issued was based on $0.50 per share.

•	received $789,875 in proceeds, net of $126 of bank charges, and issued 1,580,000 shares of common stock and 1,580,000 one (1) year warrants with an exercise price of $1.00 valued at $790,000. Additionally, the Company issued 30,000 one year Next 1 warrants with an exercise price of $0.10 to recipients.

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

Overview

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is engaged in two lines of business: real estate and travel. Through its wholly owned subsidiary, Next 1 Network (formerly RRTV Network and Resort & Residence TV), it operates its travel division, and through its majority owned subsidiary, Realbiz Media, (formerly Next One Realty), it operates its real estate division. The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company, through its subsidiaries has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list of includes Comcast, Cox, Time Warner and Direct TV.

Next 1 Network is engaged in the business of providing digital media and marketing services for the travel industry.  Next 1 Network has two divisions: its linear TV networks and travel Video on Demand. It currently generates revenue from advertising revenues and commissions.  Through linear TV networks, Next 1 Network derives revenue from traditional advertising, interactive ads, sponsorships, paid programming, travel commissions and referral fees. Through Travel Video on Demand, the Next 1 Network derives revenue from monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of our other company owned travel entities (Maupintours, Next Trip, Extraordinary Vacations and Trip Professionals).

Realbiz Media has three divisions: (i) its fully licensed real estate division (formerly known as Webdigs); (ii) its TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) its Real Estate Virtual Tour and Media group (Realbiz 360). The cornerstone of all three divisions is its proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. Realbiz Media provides video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand.  Once a video created using Realbiz Media’s proprietary technology, these home listing videos are automatically distributed to multiple media platforms (television, broadband, web and mobile) for consumer viewing.

Realbiz Media is engaged in the business of providing digital media and marketing services for the real estate industry.  It currently generates revenue from advertising revenues, real estate broker commissions and referral fees.  REalbiz Media has three divisions: (i) its fully licensed real estate division (formerly known as Webdigs); (ii) its TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) its Real Estate Virtual Tour and Media group (Realbiz 360). The cornerstone of all three divisions is its proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. We provide video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand.  Once a video created using Realbiz Media’s proprietary technology, these home listing videos are automatically distributed to multiple media platforms (television, broadband, web and mobile) for consumer viewing.

A more detailed description of the three sources of revenue of Realbiz Media are set forth below:

1.	Real Estate Virtual Tour and Media Group allows real estate agents to have a video created of their customer’s homes and then posted on television, over 200 real estate websites, You Tube, and mobile applications for a monthly fee of $89. The company currently works with over 20,000 agents monthly. Though photos and virtual tours are listed as highly important on the home buyer’s lists, the astonishing growth of YouTube and Social Media fueled by the change in consumer demographics has left the Real Estate Industry scrambling to keep up. The company’s direct feed services into listing databases provide for the automated creation and syndication of Virtual Tours and YouTube Videos posted directly to YouTube Channels and promoted on Social Networks. These solutions continue to support its Agent/Broker revenue base through setup and monthly recurring fees. Due to the broad media exposure of highly targeted consumers, we believe that Realbiz Media will also be able to generate revenue from pre-roll/post-roll advertising for televisions, lead generation fees, banner ads and cross market advertising promotions, however to date our revenue from this division has been solely derived from the monthly fee paid to us by real estate agents. All of Realbiz Media’s revenue is currently derived from this division.

2.	Through its Realtor.com Partnership Realbiz Media has expanded its home tour networks to include Video Portal, Widget and Mobile applications. Realbiz Media currently operates an INTERACTIVE VOD Network for Real Estate in conjunction with its partner Realtor.com. The network is branded under the name of Home Tour Network and is carried on Cox Communications and Comcast stations. In late May 2012, Realbiz Media signed a multiyear partnership with Realtor.com that included agreements to rebrand the network to “Realtor.com channel” and expand the network into 55 million households. Additionally Realbiz Media has been commissioned to develop a major real estate web portal and enhanced Widget/Microvideo app platforms to work in conjunction with Realtor.com and other major real estate brokerage groups.

3.	Realbiz Media’s fully licensed real estate division (formerly known as Webdigs) can derive revenue from its licensed broker that engage in traditional real estate sales It has participating brokers licensed in 38 states and we believe that this division is positioned to take advantage of the improving real estate market.

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

Effective May 22, 2012, the Company effected a 1-for-500 reverse stock split, which reduced the number of issued and outstanding shares from 1,848,014,287 to 3,696,029 shares. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock

Sufficiency of Cash Flows

Because current cash balances and projected cash generated from operations are not sufficient to meet our cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. However there can be no assurance that we will be able to issue additional capital upon terms acceptable to us. The sale of additional equity could result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

Revenues

Our total revenues increased 173% to $383,851 for the three months ended August 31, 2013, compared to $140,860 for the three months ended August 31, 2012, an increase of $242,991. This is due to an increase in the marketing and sales efforts of the travel division and the efforts of our subsidiary, RealBiz, real estate division.

Revenues from the travel segment increased 5% to $147,060 for the three months ended August 31, 2013, compared to $140,594 for the three months ended August 31, 2012, an increase of $6,466. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from advertising increased 889% to $236,791 for the three months ended August 31, 2013, compared to $266 for the three months ended August 31, 2012, an increase of $236,525. The increase was a result of efforts of the RealBiz group of subsidiaries in its efforts to increase market share within the real estate industry.

Cost of Revenue

Cost of revenues increased 15% to $126,947 for three months ended August 31, 2013, compared to $110,323 for the three months ended August 31, 2012, an increase of $16,624. The increase was directly associated with the costs associated with the marketing and sales efforts of the real estate division of our subsidiary RealBiz.

Operating Expenses

Our operating expenses include salaries and benefits, selling and promotion, general and administrative expenses, increased 106% to $1,550,458 for the three months ended August 31, 2013, compared to $753,135 for the three months ended August 31, 2012, an increase of $797,323. This increase was mainly attributable to: an increase salaries and benefits (including stock compensation) of $250,004, selling and promotion of $38,673, amortization of intangibles of $345,084, legal and professional fees of $34,433, finance and consulting fees incurred in raising capital of $76,757 and miscellaneous operating expenses of $52,372.

Other Expenses

Interest expense decreased 56% to $169,737 for three months ended August 31, 2013, compared to $389,404 for three months ended August 31, 2012, a decrease of $219,667 due primarily to conversions of debt into preferred Series D shares. Loss on conversion of debt increased 78% to $11,108 for the three months ended August 31, 2013, compared to $6,256 for the three months ended August 31, 2012, an increase of $4,852 primarily due to the increase in the settlement of debt through issuance of preferred Series D shares of stock. Gain on legal settlement increased 100% to $12,478 for the three months ended August 31, 2013, compared to $-0- for the three months ended August 31, 2012, an increase of $12,478 due primarily to the forgiveness of amounts due to accounts payable vendors. Loss on the change in fair value of derivatives increased 532% to $3,918,728 for the three months August 31, 2013, compared to a gain of $907,740 for the three months ended August 31, 2012, an increase of $4,826,468 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income/expense increased 211% to $1,311 of other income, compared to other expense of $1,186 for the three months ended August 31, 2012, an increase of $2,497.

Net Loss

We had a net loss of $5,379,338 for the three months ended August 31, 2013, compared to net loss of $211,704 for the three months ended August 31, 2012, an increase of $5,167,634. The increase in loss from 2012 to 2013 was primarily due to an increase of $4,826,468 in the loss in the change in the fair value of derivatives, $4,852 in the loss on settlement of debt and $570,956 in operating losses; offset by decreases of $219,667 of interest expense, $12,478 gain on legal settlement and $2,497 of other expense. Included in the net loss for the three months end August 31, 2013, is $216,086 of net loss attributable to noncontrolling interest in subsidiary.

For the Six Months Ended August 31, 2013 Compared to the Six Months Ended August 31, 2012

Revenues

Our total revenues increased 184% to $879,292 for the six months ended August 31, 2013, compared to $309,256 for the six months ended August 31, 2012, a increase of $570,036. This is due to an increase in the marketing and sales efforts of the travel division and the efforts of our subsidiary, RealBiz, real estate division.

Revenues from the travel segment increased 4% to $321,993 for the six months ended August 31, 2013, compared to $308,267 for the six months ended August 31, 2012, an increase of $13,726. Travel revenue is generated from its luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from advertising increased to $557,299 for the six months ended August 31, 2013, compared to $989 for the six months ended August 31, 2012, an increase of $556,310. The increase was a result of efforts of the RealBiz group of subsidiaries in its efforts to increase market share within the real estate industry.

Cost of Revenue

Cost of revenues increased 25% to $285,861 for six months ended August 31, 2013, compared to $229,603 for the six months ended August 31, 2012, an increase of $56,258. The increase was directly associated with the costs associated with the marketing and sales efforts of the real estate division of our subsidiary RealBiz.

Operating Expenses

Our operating expenses, include salaries and benefits, selling and promotion, general and administrative expenses, increased 120% to $3,348,132 for the six months ended August 31, 2013, compared to $1,524,724 for the six months ended August 31, 2012, an increase of $1,823,408. This increase was mainly attributable to: an increase salaries and benefits (including stock compensation) of $692,167, selling and promotion of $108,796, amortization of intangibles of $689,460, finance and consulting fees incurred in raising capital of $123,717 and miscellaneous operating expenses of $214,236; offset by a decrease in legal and professional fees of $4,968.

Other Expenses

Interest expense decreased 73% to $339,187 for six months ended August 31, 2013, compared to $1,245,472 for six months ended August 31, 2012, a decrease of $906,285 due primarily to conversions of debt into preferred Series D shares. Loss on conversion of debt increased 243% to $33,905 for the six months ended August 31, 2013, compared to gain on conversion of debt of $23,744 for the six months ended August 31, 2012, an increase in loss of $57,649 primarily due to the increase in the settlement of debt through issuance of preferred Series D shares of stock. Gain on legal settlement increased 100% to $69,978 for the six months ended August 31, 2013, compared to $-0- for the six months ended August 31, 2012, an increase of $69,978 due primarily to the forgiveness of amounts due to accounts payable vendors. Loss on the change in fair value of derivatives increased 308% to $3,723,595 for the six months August 31, 2013, compared to a gain of $1,790,227 for the six months ended August 31, 2012, an increase of $5,513,822 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income/expense decreased 102% to $1,071 for the six months ended August 31, 2013, compared to other expense of $50,045 for the six months ended August 31, 2012, a decrease of $51,116 primarily due to the reduction of conversion penalties.

Net Loss

We had a net loss of $6,780,339 for the six months ended August 31, 2013, compared to net loss of $926,617 for the six months ended August 31, 2012, an increase of $5,853,722. The increase in loss from 2012 to 2013 was primarily due to an increase of $5,513,822 in the loss in the change in the fair value of derivatives, $57,649 in the loss on conversion of debt and $1,309,630 in operating losses; offset by decrease of $69,978 in gain on legal settlement, $906,285 of interest expense and $51,116 of other expense. Included in the net loss for the six months end August 31, 2013, is $267,157 of net loss attributable to noncontrolling interest in subsidiary.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
			FY2016
			And
	FY2014	FY2015	beyond	Totals
Consulting	$25,795	$47,090	$47,090	$119,976
Leases	67,941	138,475	29,728	236,143
Other	123,543	164,724	164,724	452,991
Totals	$217,279	$350,289	$241,542	$809,110

Liquidity and Capital Resources

At August 31, 2013, we had $61,680 cash on-hand, an increase of $25,359 from $36,351 at the start of fiscal 2012. The increase in cash was due primarily to funds raised through subscription agreements for Series D Preferred Stock and common shares of RealBiz Media.

Net cash used in operating activities was $2,098,170 for the six months ended August 31, 2013, an increase of $232,719 from $1,865,451 used during the six months ended August 31, 2012. This increase was primarily due to a decrease in the gain on change in fair value of derivatives, amortization of intangible assets and stock based compensation, offset by a decrease in amortization in debt discount.

Net cash used in investing activity increased to $327,193 for the six months ended August 31, 2013, compared to $277,000 for the six months ended August 31, 2012, an increase of $50,193 primarily due to incurring website development costs and to a lesser expense, purchase of computer equipment and a notes receivable advance, offset by the reduction of the purchase of an option agreement.

Net cash provided by financing activities increased $317,165 to $2,450,692, for the six months ended August 31, 2013, compared to $2,133,527 for the six months ended August 31, 2012. This increase was primarily due to the net increase of proceeds of the issuance of shares of Preferred and common stock in the amount of $1,647,897, offset by decrease in net proceeds from promissory notes of $594,500, net proceeds from shareholder loans and other notes payable in the amount of $747,637 and decrease in principal payments for notes payable and capital lease in the amount of $5,405.

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern, however there can be no assurance that we will be able to raise additional capital upon terms that are acceptable to us. We currently do not have adequate cash to meet our short or long-term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

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

The Company will need to raise substantial additional capital to support the on-going operation and increased market penetration of our Video on Demand real estate and travel business including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $1 million to $5 million to repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from advertising, sponsorships, e-commerce, travel and real estate are fully- implemented and begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

Since our inception, we have funded our operations with the proceeds from the private equity financings. The Company issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated there under because the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) and Regulation D there under.

Currently, revenues provide less than 20% of the Company’s cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $300,000, with the expectation of profitability by the fourth quarter of fiscal 2014.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on June 13, 2013 and as amended on July 1, 2013. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we will expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the six months ended August 31, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Unregistered Securities

During the six months ended August 31, 2013 we issued the following securities:

We issued 618,000 shares of our common stock upon conversion of a promissory note in the principal amount of $6,335. The issuance was made in reliance upon Section 3(a)(9) of the Securities Act of 1933.

We issued 5,613 shares of our Series D Preferred Stock upon conversion of a promissory note in the principal amount of $6,335. The issuance was made in reliance upon Section 3(a)(9) of the Securities Act of 1933.

We issued 30,000 shares of Series C Preferred Stock upon conversion of 150,000 shares of our common stock. The issuance was made in reliance upon Section 3(a)(9) of the Securities Act of 1933.

We issued 7,600 shares of Series B Preferred Stock for services rendered.

We issued 250,000 shares of common stock and a warrant exercisable for 20,000 shares of common stock for services rendered.

During September and October 2013:

We issued 196,500 common shares and 196,500 one (1) year warrants with an exercise price of $1.00 with a total value of $315,467 to various of our convertible promissory noteholders relieving $99,676 of principal and interest and recognizing a loss on conversion of debt in the amount of $215,791.

We issued 40,800 common shares and 40,800 one (1) year warrants with an exercise price of $1.00 in exchange for services rendered valued at $6,049.

We received $789,875 in proceeds, net of $126 of bank charges, and issued 1,580,000 shares of common stock and 1,580,000 one (1) year warrants with an exercise price of $1.00 valued at $790,000. Additionally, we issued 30,000 one year Next 1 warrants with an exercise price of $0.10 to recipients.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended August 31, 2013.

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

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT 1 INTERACTIVE, INC.

Date: October 21, 2013	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 21, 2013	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

