Form 10-Q
period 2013-11-30
Next 1 Interactive, Inc.
filed 2014-01-21
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

As of January 17, 2014, there were 14,672,097 shares outstanding of the registrant’s common stock

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30,	February 28,
	2013	2013
	(Unaudited)
Assets
Current Assets
Cash	$963,234	$36,351
Accounts receivable, net of allowance for doubtful accounts	61,860	77,054
Stock subscription receivable	-	100,000
Prepaid expenses and other current assets	39,306	49,000
Security deposits	28,953	28,612
Total current assets	1,093,353	291,017

Property and equipment	43,777	-
Website Development costs and intangible assets, net	3,757,645	4,288,761
Total assets	$4,894,775	$4,579,778

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,580,888	$3,274,333
Other current liabilities	70,192	159,124
Derivative liabilities - convertible promissory notes	580,325	304,987
Derivative liabilities - preferred stock	8,431,660	98,600
Convertible promissory notes, net of discount of $-0- and $6,777, respectively	1,065,864	7,478,828
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	-	650,000
Convertible promissory note attributable to subsidiary	605,000	-
Other advances	68,000	68,000
Other notes payable	145,000	175,000
Settlement agreements	-	64,167
Shareholder loans	500,000	445,000
Notes payable of subsidiary	18,324	-
Notes payable - current portion	924,072	954,072
Total current liabilities	14,989,325	13,672,111

Convertible promissory notes:
Non-related party, net of discount of $2,667 and $22,694 respectively	6,006,659	36,941
Related party, net of discount of $-0-and $-0- respectively	650,000	-

Total liabilities	21,645,984	13,709,052

Stockholders' Deficit

Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at November 30, 2013 and 2,366,014 shares issued and outstanding at February 28, 2013, respectively	22,160	23,660
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 315,250 shares issued and outstanding at November 30, 2013 and 416,200 shares issued and outstanding at February 28, 2013, respectively	3	4
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 36,000 shares issued and outstanding at November 30, 2013 and 36,000 shares issued and outstanding at February 28, 2013, respectively	-	-
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 863,645 shares issued and outstanding at November 30, 2013 and 1,132,077 shares issued and outstanding at February 28, 2013, respectively	9	11
Preferred Stock Subscribed	-	100,000
Common stock, $.00001 par value; 500,000,000 shares authorized; 14,083,342 shares issued and outstanding at November 30, 2013 and 12,977,942 shares issued and outstanding at February 28, 2013, respectively	141	130
Additional paid-in-capital	66,288,358	61,958,113
Stock subscription receivable	(5,000)	(10,000)
	66,305,671	62,071,918
Other comprehensive income	87,976	33,459
Accumulated deficit	(88,234,261)	(71,193,862)
Total Next 1 Interactive, Inc. stockholders' deficit	(21,840,614)	(9,088,485)
Noncontrolling interest	5,089,405	(40,789)
Total stockholders' deficit	(16,751,209)	(9,129,274)
Total liabilities and stockholders' deficit	$4,894,775	$4,579,778

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2013	2012	2013	2012

Revenues
Travel and commission revenues	$91,263	$89,199	$413,256	$397,466
Advertising revenues	299,956	132,532	857,255	133,521
Total revenues	391,219	221,731	1,270,511	530,987

Cost of revenues	74,530	93,478	360,391	323,081

Gross profit	316,689	128,253	910,120	207,906

Operating expenses
Salaries and benefits	489,603	377,465	1,710,404	906,099
Selling and promotions expense	100,789	40,939	226,105	57,459
General and administrative	2,778,735	1,348,060	4,780,750	2,327,630
Total operating expenses	3,369,127	1,766,464	6,717,259	3,291,188

Operating loss	(3,052,438)	(1,638,211)	(5,807,139)	(3,083,282)

Other income (expense)
Interest expense	(170,338)	(328,093)	(509,525)	(1,573,565)
Gain (loss) on settlement of debt	(3,285,541)	(28,789)	(3,319,446)	(5,045)
Gain (loss) on legal settlement	(31,691)	250,000	38,287	250,000
Gain (loss) on change in fair value of derivatives	(4,884,803)	(204,573)	(8,608,398)	1,585,654
Other income (expense)	(19,748)	(52,714)	(18,677)	(102,759)
Total other income (expense)	(8,392,121)	(364,169)	(12,417,759)	154,285

Net loss	(11,444,559)	(2,002,380)	(18,224,898)	(2,928,997)

Net loss attributable to the noncontrolling interest	932,774	4,988	1,199,931	4,988

Net loss attributable to Next 1 Interactive, Inc.	$(10,511,785)	$(1,997,392)	$(17,024,967)	$(2,924,009)

Preferred Stock Dividend	(1,277)	-	(15,433)	-

Net loss attributable to Common Shareholders	$(10,513,062)	$(1,997,392)	$(17,040,400)	$(2,924,009)

Weighted average number of shares outstanding	14,034,678	9,429,561	13,675,633	5,949,549

Basic and diluted net loss per share	$(0.75)	$(0.21)	$(1.25)	$(0.49)

Comprehensive loss:
Unrealized loss on currency translation adjustment	(34,943)	-	(54,517)	-
Comprehensive loss	$(10,548,005)	$(1,997,392)	$(17,094,917)	$(2,924,009)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	November 30,
	2013	2012
Cash flows from operating activities:
Net loss applicable to Next 1 Interactive, Inc. common stock	$(17,024,967)	$(2,924,009)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(1,199,931)	(4,988)
Warrants issued in lieu of interest	-	1,500
Loss on conversion of debt	3,319,446	5,045
Gain on legal settlement of debt	(38,287)	(250,000)
Other comprehensive loss	54,517	-
Bad debt expense	76,823	-
Amortization of intangibles	1,070,916	51,075
Amortization of discount on notes payable	26,804	1,045,867
Stock based compensation and consulting fees	1,600,578	925,967
Conversion penalties	-	129,021
Loss (gain) on change in fair value of derivatives	8,608,398	(1,585,654)
Changes in operating assets and liabilities:
Increase in accounts receivable	(61,629)	(36,383)
Decrease (increase) in prepaid expenses and other current assets	9,694	(22,918)
Increase in security deposits	(341)	(15,000)
Increase (decrease) in accounts payable and accrued expenses	36,216	(1,180,065)
(Decrease) increase in other current liabilities	(45,931)	41,185
Net cash used in operating activities	(3,567,694)	(3,819,357)

Cash flows from investing activities:
Payments related to website development costs	(539,800)	-
Payments for computer equipment	(43,777)	-
Retirement of Series D shares	(6,002)	-
Advances related to notes receivable	(20,000)	-
Proceeds received related to notes receivable	20,000	-
Purchase of option agreement	-	(277,000)
Net cash used in investing activities	(589,579)	(277,000)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	594,500
Payments on convertible promissory notes	(70,500)	(42,667)
Proceeds from other notes payable	90,000	50,000
Principal payments of other notes payable	(120,000)	(20,000)
Principal payments of settlement agreements	(64,167)	-
Proceeds from shareholder loans	55,000	733,000
Payments on shareholder loans	-	(20,000)
Proceeds from sundry notes payable	35,000	-
Payments of sundry notes payable	(96,677)	(37,500)
Principal payments on capital lease	-	(25,405)
Proceeds from issuance of series A preferred shares	-	75,000
Proceeds from issuance of series B preferred shares	-	1,692,728
Proceeds from issuance of series D preferred shares	1,151,000	1,177,442
Proceeds from the collection of stock subscription receivable	105,000	-
Proceeds from exercise of common stock warrants	60,000	-
Proceeds received in advance for common stock subscriptions	13,500	-
Proceeds from issuance of common stock and warrants	3,926,000	-
Net cash provided by financing activities	5,084,156	4,177,098

	For the nine months ended
	November 30,
	2013	2012

Net increase (decrease) in cash	926,883	80,741

Cash at beginning of period	36,351	12,989

Cash at end of period	$963,234	$93,730

Supplemental disclosure:
Cash paid for interest	$282,677	$265,424

Supplemental disclosure of non-cash investing and financing activity:
Series A shares converted to Series C shares:
Value	$150,000	$-
Shares	150,000	-

Shares/Warrants issued for conversion of debt to equity:
Common stock:
Value	$6,334	$652,041
Shares	618,000	9,007,433

Series D Preferred:
Value	$28,067	$841,866
Shares	5,613	168,377
Warrants	50,000	-

Shares/Warrants issued for conversion of shareholder loans:
Series D Preferred:
Value	$-	$150,000
Shares	-	30,000

Shares/Warrants issued for conversion of accounts payable:
Series D Preferred:
Value	$-	$18,000
Shares	-	3,600

Preferred stock converted into RealBiz Media Group, Inc. common stock:
Series B Preferred:
Value	$542,750	$-
Shares	108,550	-

Series C Preferred:
Value	$150,000	$-
Shares	30,000	-

Series D Preferred:
Value	$2,884,370	$-
Shares	576,695	-

Shares issued to employees of RealBiz Media Group, Inc.
Series D Preferred:
Value	$26,250	$-
Shares	5,250	-

Stock options vested:
Value	$-	$10,125
Number of options	-	2,025

Preferred stock dividend:
Series A Preferred	-	3,790

Previously subscribed shares now issued:
Series D Preferred:
Value	$100,000	$-
Shares	20,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is engaged in two lines of business: travel and real estate. Through its wholly owned subsidiary, Next 1 Network (formerly RRTV Network and Resort & Residence TV), it operates its travel division, and through its majority owned subsidiary, RealBiz Media Group, Inc. (“RealBiz Media” formerly Next One Realty), it operates its real estate division. The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company, through its subsidiaries has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list includes Comcast, Cox, Time Warner and Direct TV.

Next 1 Network is engaged in the business of providing digital media and marketing services for the travel industry.  Next 1 Network has two divisions: its linear TV networks and travel Video on Demand. It currently generates revenue from advertising revenues and commissions.  Through linear TV networks, the Next 1 Network derives revenue from traditional advertising, interactive ads, sponsorships, paid programming, travel commissions and referral fees. Through Travel Video on Demand, the Next 1 Network derives revenue from monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of our other company owned travel entities (Maupintours, Next Trip, Extraordinary Vacations and Trip Professionals).

RealBiz Media is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media currently generate revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz has positioned itself in the following three areas summarized here and explained in more detail below:

1.	Real Estate Video on Demand Channel – We earn fees from pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. We charge an $89 listing and marketing fee, and earn revenue from web-based and mobile advertising.

2.	Website and Mobile Applications – We are developing a real estate web portal. This site is expected to be unique to the world of real estate search sites on multiple levels, from a consumer perspective the user experience is being designed to be completely visual and video centric, secondly, the site will provide local neighborhood information and allow for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood, and the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.	Agent to Agent Interaction-From an industry perspective we believe the site will be revolutionary because it includes an agent only platform that is being designed to allow for agent to agent interaction, and “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they’re currently paying. This agent only site will interact with our Microvideo App (MVA) platform. The MVA was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

Effective May 22, 2012, the Company effected a 1-for-500 reverse stock split, which reduced the number of issued and outstanding shares from 1,848,014,287 to 3,696,029 shares. The consolidated financial statements have been retroactively adjusted for all periods presented to reflect this reverse stock split.

Material Definitive Agreement

On October 9, 2012, our Company, Next 1 Interactive, Inc., a Nevada corporation (“Next 1”) and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc., which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology provides home virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

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

The Company owns an 85 % interest in Realbiz Holdings, Inc. and a 66% interest in Realbiz Media and these entities’ accounts are consolidated in the accompanying financial statements because we have control over operating and financial policies. All inter-company balances and transactions have been eliminated.

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

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts, valuation of intangible assets, stock based compensation, accrued expenses and derivative liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years but as of November 30, 2013, it has not been placed in service and there is no depreciation expense recorded. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of November 30, 2013, the Company did not impair any long-lived assets.

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

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.	Significant underperformance to historical or projected future operating results;
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicator of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the nine months ended November 30, 2013 and 2012.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,070,916 and $51,075 for the nine months ended November 30, 2013 and 2012.

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

November 30, 2013
Series A convertible preferred stock issued and outstanding	216,196,488
Series B convertible preferred stock issued and outstanding	312,250
Series C convertible preferred stock issued and outstanding	36,000
Series D convertible preferred stock issued and outstanding	863,645
Warrants to purchase common stock issued, outstanding and exercisable	8,286,759
Stock options issued, outstanding and exercisable	4,050
Shares on convertible promissory notes	26,461,513
252,163,705

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the nine months ended November 30, 2013 and 2012 was $226,105 and $57,459.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $4,417and $-0- for the nine months ended November 30, 2013 and 2012, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the nine months ended November 30, 2013 and 2012, the accumulated comprehensive loss was $54,517 and $-0-, respectively.

Reclassifications

The Company reclassified certain amounts previously reported in the fiscal year ended February 28, 2013 to conform to the classifications used in the period ended November 30, 2013. Such reclassifications have no effect on the reported net loss.

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $88,234,261 and a working capital deficit of $13,895,972 at November 30, 2013, net losses for the nine months ended November 30, 2013 of $18,224,898 and cash used in operations during the nine months ended November 30, 2013 of $3,567,694. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 4 – Property and Equipment

As of November 30, 2013, the Company recorded the purchase of $43,777 of computer equipment which has not been placed into service. Any property and equipment previously recorded in prior fiscal years, was fully impaired and written off. Therefore, there was no depreciation expense recorded for the nine months ended November 30, 2013 and 2012.

Note 5 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	November 30, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	2.6 years	$4,796,178	$1,568,919	$3,227,259
Website development costs	2.5 years	756,980	728,737	28,243
Website development costs (not placed in service)	3.0 years	502,143	-0-	502,143
		$6,055,301	$2,297,656	$3,757,645

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the web site, which is 3 years. Amortization expense related to website development costs and intangible assets was $1,070,916 and $51,075 for the nine months ended November 30, 2013 and 2012, respectively.

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

Unaudited pro forma results of operations data as if the acquisition of RealBiz Holdings, Inc. and RealBiz Media Group, Inc. had occurred as of March 1, 2012 is as follows:

The Company, Real Biz Holdings, Inc and RealBiz Media Group, Inc.
For the nine months ended
November 30, 2012

Pro forma revenue	$1,214,943

Pro forma loss from operations	$3,667,453

Pro forma net loss	$3,490,873

Pro forma basic and diluted net loss per share	$0.83

Note 6 – Acquisitions (continued)

On October 9, 2012, Next 1 and RealBiz Media, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché in turn owns approximately 85% of a corporation named RealBiz Holdings Inc., which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, the Company received 93 million shares of newly designated Series A Convertible Preferred Stock (”Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at November 30th:

2013

Trade accounts payable	$1,539,260
Accrued interest	521,176
Deferred salary	308,029
Accrued expenses - other	212,423
$2,580,888

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

On March 23, 2011, the Company entered into a debt purchase agreement whereby $65,000 of certain aged debt evidenced by a Settlement Agreement dated May 28, 2010 for $1,000,000 with a remaining balance of $815,000, was purchased by a non-related third party investor. As part of the agreement, the Company received $65,000 in consideration for issuing a 6-month, 21% convertible promissory note, with a face value of $68,500, maturing on September 23, 2011. On August 31, 2011, the noteholder entered into a wrap around agreement to assign $485,000 of its debt to investors and immediately assigned $50,000 of its principal to a non-related third party investor and the Company issued a secured convertible promissory note for the same value. On September 6, 2011, the Company re-negotiated the settlement agreement note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non- related third party investor and the Company issued a new convertible promissory note for the same value. As of November 30, 2013, the remaining principal balance is $510,000 and the note is in default.

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and is payable in quarterly installments of $25,000. As of November 30, 2013, the remaining principal balance is $137,942 and accrued interest is $155,014. The Company is in default of this note.

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000, consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes, the Company issued 150,000 detachable 3-year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000 of principal and $7,932 of interest still owed as of November 30, 2013 and the Company is in default of this note.

In connection with the acquisition of Brands on Demand, an officer of the Company entered into a five-year lease agreement. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor valued at $30,000 secured by a promissory note with monthly installments of $2,500, beginning June 1, 2009 and maturing June 1, 2010. As of November 30, 2013, the Company has not made any installment payments on this obligation and the remaining principal balance of the note is $30,000, accrued interest is $14,544 and the Company is in default of this note.

Note 8 – Notes Payable (continued)

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the first day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. As of November 30, 2013, the remaining principal balance is $221,130 and accrued interest is $14,308. The Company is in default of this note.

The total of $924,072 in principal of the above debt is currently past due. Interest charged to operations relating to these notes was $23,572 and $30,374, respectively for the nine months ended November 30, 2013 and 2012.

Note attributable to consolidated subsidiary

During the nine months ended November 30, 2013, the Company's subsidiary, RealBiz Media Group, Inc., received $35,000 in proceeds and signed a 19% promissory note with a maturity date of May 15, 2014. The Company is obligated to make twelve equal payments of $3,225 beginning June 15, 2013. During the nine months ended November 30, 2013 and 2012, the subsidiary incurred interest expense of $2,677 and $-0-, respectively. The remaining principal balance as of November 30, 2013 is $18,324.

Note 9 – Capital Lease Payable

On June 1, 2006, the Company entered into a five (5) year equipment lease agreement requiring monthly payments of $5,078 including interest at approximately 18% per year and expires on June 1, 2011 with a related party. On September 3, 2010, the Company amended the original agreement to procure $56,671 of additional equipment. The Company extended the maturity to September 1, 2012 and all other lease terms remained unchanged. As of November 30, 2013, the Company has satisfied all the terms of the lease agreement. Interest expense on the lease was $-0- and $1,208 for the nine months ended November 30, 2013 and 2012, respectively.

Note 10 – Other Notes Payable

Related Party

A director and officer had advanced funds to the Company since inception. As of November 30, 2013, the Company does not have any principal or accrued interest due to the officer/director. The interest rate on advances is 18% per annum compounded daily, on the unpaid balance. Interest expense recognized for the nine months ended November 30, 2013 and 2012 is $156 and $199, respectively.

An un-related entity where the director/officer is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of November 30, 2013, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $5,708. Interest expense recognized for the nine months ended November 30, 2013 and 2012 is $1,335 and $1,385 respectively.

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2013 of which the annual interest rate is 18%. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. As of November 30, 2013, the principal balance due is $50,000 with unpaid accrued interest balance of $3,932. Interest expense recognized for the nine months ended November 30, 2013 and 2012, is $3,932 and $1,500, respectively.

On January 23, 2013, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2013. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The Company uses the Black-Scholes option-pricing model to determine the warrant’s fair value using the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of 1 year. Interest expense of $3,525 and $-0-, respectively has been recognized for the nine months ended November 30, 2013 and 2012. As of November 30, 2013, the remaining principal balance is $25,000, unpaid accrued interest is $3,525 and the note is in default.

Note 10 – Other Notes Payable (continued)

Non Related Party

The Company has an existing promissory note, dated July 23, 2010, with a shareholder for $100,000. The note was due and payable on July 23, 2011 and bore interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a three-year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, 2011, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining balance of $70,000 and unpaid accrued interest of $18,132 as of November 30, 2013. As of November 30, 2013, the principal balance of this note is in default. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants was amortized as finance fees over the term of the loan. The Company recorded approximately $33,000 in prepaid finance fees upon origination and amortized approximately $-0- in expense, respectively for the nine months ended November 30, 2013 and 2012. Interest charged to operations relating to this note was $3,895 and $3,668, respectively for the nine months ended November 30, 2013 and 2012.

Note 11 – Other Advances

Related Party

During the nine months ended November 30, 2013, the Company incurred no activity and the remaining principal balance is $18,000.

Non Related Party

During the nine months ended November 30, 2013, the Company incurred no activity and the remaining principal balance is $50,000.

Note 12 – Shareholder Loans

During the nine months ended November 30, 2013, the Company received $55,000 in proceeds for shareholder advances and the principal balance as of November 30, 2013 totaled $500,000.

Note 13 – Settlement agreements

On December 1, 2012, the Company entered into a settlement agreement with two convertible promissory note holders and agreed to a series of payments totaling $149,917. The creditors relieved the Company of $145,000 in principal and $32,463 in accrued interest recognizing a gain on settlement of debt for $27,546 as of February 28, 2013. As of November 30, 2013, the Company has completely satisfied the terms of the agreement.

Note 14 – Convertible Promissory Notes

During the nine months ended November 30, 2013 the Company:

•	paid a total of $70,500 in principal against outstanding balances.

•	converted $6,335 of outstanding principal and issued 618,000 shares of its common stock.

•	converted $3,687,661 of outstanding principal and upon investor request executed the issuance of 977,732 shares of our subsidiary RealBiz Media’s common stock realizing a loss of $3,319,446.

•	converted $25,000 of outstanding principal and issued 5,613 shares of Series D Preferred stock.

•	recognized amortization of debt discount during the nine months ending November 30, 2013 and 2012 of $26,804 and $1,045,867, respectively with a remaining expected life of eleven months.

•	recognized a loss and gain on the change in fair value of derivatives for the nine months ending November 30, 2013 and 2012, in the amounts of $275,338 loss and $1,585,654 gain, respectively. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.05% to 0.13%, dividend yield of -0-%, volatility factor of 1.27% to 617.76% and expected life from one to fifteen months.

Note 14 – Convertible Promissory Notes (continued)

Below is a summary of the convertible promissory notes as of November 30, 2013:

	Remaining Principal Balance	Un-Amortized Debt Discount	Carrying Value	Principal Past Due
Non-Related Party
Current	$1,065,864	$-0-	$1,065,864	$1,065,864
Long term	6,009,326	2,667	6,006,659	-0-

	7,075,190	2,667	7,072,523	1,065,864

Related Party
Current	-0-	-0-	-0-	-0-
Long term	650,000	-0-	650,000	-0-
	650,000	-0-	650,000	-0-

	$7,725,190	$2,667	$7,722,523	$1,065,864

Interest rates range from 5.0% to 12.0% and maturity dates range from September 30, 2012 to October 15, 2014. During nine months ended November 30, 2013 and 2012, the Company recognized interest expense of $435,198 and $445,900, respectively.

Convertible promissory note attributable to consolidated subsidiary

As of November 30, 2013, the Company has a convertible promissory note payable for $605,000 in outstanding principal. This note is convertible into our subsidiary RealBiz Media Group, Inc.’s common stock at $0.15 per share and bears no interest.

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

Note 15 – Stockholders’ Deficit (continued)

Series A Preferred Stock (continued)

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

For the nine months ended November 30, 2013, the Company, in accordance with ASC 815-40, determined the fair value of the Series A Preferred Stock to be $8,431,660, using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.28%, expected volatility of 702.67%, and expected life of 2 years (based on the current rate of conversion). At each reporting date, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income. The change in fair value of the Series A Preferred Stock derivative liability as of November 30, 2013 and 2012 resulted in non-operating charge of $8,388,779 and non-operating income of $1,263,876, respectively.

During the nine months ended November 30, 2013, the Company converted 150,000 Series A preferred shares, held by a related party investor, into 30,000 shares of Series C Preferred Stock valued at $150,000.

Dividends in arrears on the outstanding preferred shares total $374,557 as of November 30, 2013. The Company had 2,216,014 shares issued and outstanding as of November 30, 2013 and 2,366,014 shares issued and outstanding as of February 28, 2013, respectively.

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

During the nine months ended November 30, 2013, the Company:

•	issued 7,600 shares of Series B Preferred Stock for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $38,000. The value of the Series B Preferred Stock was based on the fair value of the stock at the time of issuance.

•	Upon investor’s request, converted 108,550 shares of Series B Preferred Stock, at its stated value per share of $5, into 10,355,500 shares of RealBiz Media’s common stock with a total value of $542,749.

•	recognized a change in fair value of the Series B Preferred Stock derivative liability as of November 30, 2013 and 2013 resulted in non-operating income of $55,719 and $-0-, respectively

Dividends in arrears on the outstanding preferred shares total $272,286 as of November 30, 2013. The Company had 315,250 shares issued and outstanding as of November 30, 2013 and 416,200 shares issued and outstanding as of February 28, 2013, respectively.

Note 15 – Stockholders’ Deficit (continued)

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

During the nine months ended November 30, 2013, an investor in the Company converted 150,000 shares of Series A Preferred Stock into 30,000 shares of Series C Preferred Stock valued at $150,000. Simultaneously, the same investor converted the same 30,000 shares of Series C Preferred Stock into 1,500,000 shares of RealBiz Media’s common stock at a value of $150,000.

Dividends in arrears on the outstanding preferred shares total $20,509 as of November 30, 2013. The Company had 36,000 shares issued and outstanding as of November 30, 2013 and February 28, 2013, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.0001 per share (the “Series D Preferred Stock”). The holders of Series D Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $5 per share or into shares of RealBiz Media’s common stock at $0.15 per share.

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

During the nine months ended November 30, 2013, the Company:

•	issued 20,000 shares of Series D Preferred Stock, 200,000 one (1) year warrants with an exercise price of $0.03 and collected $100,000 in proceeds from prior year subscription agreements.

•	received $1,150,785 in proceeds net of $215 of bank charges and issued 230,200 shares of Series D Preferred Stock and 2,136,500 one year warrants with exercise price of $0.03 to $0.10 with a total value of $1,151,000.

•	issued 42,500 shares of Series D Preferred Stock valued at $212,500 to its employees as stock compensation and issued 5,250 shares of Series D Preferred Stock valued at $26,250 to employees of its subsidiary RealBiz Media Group, Inc. as stock compensation. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance.

•	issued 6,700 shares of Series D Preferred Stock and 50,000 one-year warrants with an exercise price of $0.03 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $34,187. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.16%, dividend yield of -0-%, volatility factor of 344.89% and expected life of one year.

•	issued 5,613 shares of Series D Preferred Stock valued at $28,067 for the conversion of promissory notes.

•	converted 576,695 shares of Series D Preferred Stock, upon investors’ request, into 19,222,614 shares of RealBiz Media’s common stock valued at $2,884,373.

•	retired 2,000 shares of Series D Preferred Stock valued at $6,000.

Dividends in arrears on the outstanding preferred shares total $647,514 as of November 30, 2013. The Company had 863,645 shares issued and outstanding as of November 30, 2013 and 1,132,077 shares issued and outstanding as of February 28, 2013, respectively.

Note 15 – Stockholders’ Deficit (continued)

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

During the nine months ended November 30, 2013, the Company:

•	issued 362,400 shares of common stock and 120,000 one (1) year warrants with an exercise price of $0.10 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $6,153. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of $0.13%, dividend yield of -0-%, volatility factor of 618.49% and expected life of one year.

•	issued 618,000 shares of common stock in a partial conversion of a convertible promissory note valued at $6,335.

•	125,000 "cashless warrants" were exercised and 125,000 common shares were issued.

Common Stock Warrants

At November 30, 2013, there were 8,286,759 warrants outstanding with a weighted average exercise price of $1.41 and weighted average life of .93 years. During the nine months ended November 30, 2013, the Company granted 2,666,500 warrants, 125,000 "cashless" warrants were exercised and 750,519 warrants expired.

Common Stock Options

At November 30, 2013, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 7.84 years. During the nine months ended November 30, 2013, no options were granted or exercised.

Compensation expense relating to stock options granted during the nine months ended November 30, 2013 and 2012, was $-0- and $10,125, respectively.

Note 15 – Stockholders’ Deficit (continued)

Our subsidiary, RealBiz Media Group, Inc.

During the nine months ended there was a significant increase in the non-controlling interest due to the following issuances in our subsidiary:

•	7,776,000 shares of common stock and 6,594,000 1 year warrants with an exercise price of $1 were issued to recipients for proceeds valued at $3,939,500.

•	60,000 warrants were exercised and 60,000 shares of common stock were issued for proceeds valued at $60,000.

•	826,050 shares of common stock and 120,050 1 year warrants with an exercise price of $1 were issued to recipients for consulting services valued at $1,309,739. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.11% to 0.13% , dividend yield of -0-%, volatility factor of 319.13% to 430.47% and expected life of one year.

•	5,990,238 shares of common stock were issued upon conversion of Series A preferred stock valued at $299,512.

•	common shares issued for the conversion of Next 1 Interactive, Inc. Preferred stock:

	Share	Value
Series B	10,355,000	$542,750
Series C	1,500,000	$150,000
Series D	19,222,614	$2,884,373

•	977,732 shares issued and 690,232 1 year warrants issued for the conversion of Next 1 Interactive, Inc. convertible promissory notes valued at $3,733,148.

Note 16 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing on January 1, 2011 through December 31, 2015. Starting September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250. The rent for the nine months ended November 30th, 2013 was $100,935.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
			FY2016
			and
	FY2014	FY2015	beyond	Totals
Consulting	$23,545	$47,090	$47,090	$117,726
Leases	34,295	138,475	148,638	321,407
Other	107,469	143,292	143,292	394,053
Totals	$165,309	$328,857	$339,020	$833,186

The Company is otherwise involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims employment issues, and vendor matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

The Company was a defendant in a lawsuit filed by Gari Media Group, Inc. In the United States District court for central district of California alleging that, Next 1 owed $75,000 from a video and music production agreement provided for the Company’s television network. A settlement agreement was finalized and on September 3, 2013, the lawsuit was dismissed.

Note 16 - Commitments and Contingencies (continued)

Other Matters

In December 2005, the Company acquired Maupintour, LLC. (“Maupintour”). On March 1, 2007, the Company sold Maupintour to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour’s debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour were assumed in order to allow for customer travel and certain past obligations of Maupintour to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at November 30, 2013.

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

The tables below present information about reportable segments for the three and nine months ended November 30, 2013 and November 30, 2012:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2013	2012	2013	2012
Revenues:
Travel	$91,263	$89,199	$413,256	$397,466
Media	299,956	132,532	857,255	133,521
Segment revenues	$391,219	$140,860	$1,270,511	$530,987

Operating expense:
Travel	$908,718	$756,145	$2,067,225	$1,801,756
Media	2,282,516	602,042	4,287,595	605,400
Segment expense	$3,191,234	$1,358,187	$6,354,820	$2,407,153

Net income (loss):
Travel	$(817,455)	$(666,946)	$(1,653,969)	$(1,404,287)
Media	(1,982,559)	(469,509)	(3,430,339)	(471,878)
Segment net loss	$(2,800,014)	$(1,136,455)	$(5,084,308)	$(1,876,165)

The Company did not generate any revenue outside the United States for the nine months ended November 30, 2013 and 2012, and did not have any assets located outside the United States.

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

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

The following table sets forth the liabilities as of November 30, 2013, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	November 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Series A and D convertible redeemable preferred stock with reset provisions	$8,431,660	$-0-	$-0-	$8,431,660
Convertible promissory note with embedded conversion option	580,325	-0-	-0-	580,325
Total	$9,011,985	$-0-	$-0-	$9,011,985

Note 18 – Fair Value Measurements (continued)

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended November 30, 2013:

Beginning balance	$403,587
Change in fair value of embedded conversion feature of Preferred Series securities included in earnings	8,333,060
Change in fair value of embedded conversion feature of convertible promissory notes included in earnings	275,338
Ending balance	$9,011,985

Note 19 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim consolidated financial statements. Subsequent to the fiscal period ended November 30, 2013, the Company did not have any material recognizable subsequent events except that the Company:

•	negotiated with a non-related party noteholder to extend the due date of $6,009,326 in principal to December 1, 2014 and with a related party noted holder extended the due date of $400,000 of principal to February 28, 2014. Both agreement(s) were signed in December 2013.

•	issued 600,000 shares of its common stock valued at $23,100 and 6,000 shares of Series C Preferred stock valued at $30,000 to an employee during December 2013. The value of the common shares issued was based on the fair market value on the date of issuance of $.0385 per share and the Series D Preferred was valued based on its stated value of $5.00 per share.

•	converted 54,850 shares of Series B Preferred stock valued at $274,250 during December 2013 at the request of the investor, into 5,485,000 shares of RealBiz Media Group, Inc. stock a subsidiary of Next 1 Interactive, Inc.

•	the Company converted 8,125 shares of Series D Preferred stock valued at $40,625 during December 2013 and January 2014, at the request of the investor, into 270,806 shares of RealBiz Media Group, Inc. stock a subsidiary, of Next 1 Interactive, Inc.

Subsequent events for our subsidiary, RealBiz Media Group, Inc.:

•	During December 2013, warrants holders exercised 90,000 warrants and the Company received $90,000 and issued 90,000 shares of common stock.

•	During December 2013, issued 180,400 shares of common stock and 134,400 six (6) months to one (1) year warrants with an exercise price of $1 in exchange for services rendered valued at $407,721. The value of the shares issued was based upon the fair market value at the date of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.13% to 0.14%, dividend yield of -0-%, volatility factor of 319.22% to 326.53% and expected life of six months to one year.

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

Overview

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is engaged in two lines of business: travel and real estate. Through its wholly owned subsidiary, Next 1 Network (formerly RRTV Network and Resort & Residence TV), it operates its travel division, and through its majority owned subsidiary, RealBiz Media Group, Inc. (“RealBiz Media” formerly Next One Realty), it operates its real estate division. The Company is positioning itself to emerge as a multi revenue stream “Next Generation” media-company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. The Company, through its subsidiaries has worked with multiple distributors beta testing its platforms as part of its roll out of TV programming and VOD Networks. The list includes Comcast, Cox, Time Warner and Direct TV.

Next 1 Network is engaged in the business of providing digital media and marketing services for the travel industry. Next 1 Network has two divisions: its linear TV networks and travel Video on Demand. It currently generates revenue from advertising revenues and commissions. Through linear TV networks, the Next 1 Network derives revenue from traditional advertising, interactive ads, sponsorships, paid programming, travel commissions and referral fees. Through Travel Video on Demand, the Next 1 Network derives revenue from monthly sponsorship packages, pre-roll advertising, travel commissions and referral fees, acceleration of our other company owned travel entities (Maupintours, Next Trip, Extraordinary Vacations and Trip Professionals).

RealBiz Media is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Medai currently generate revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz has positioned itself in the following three areas summarized here and explained in more detail below:

1.	Real Estate Video on Demand Channel – We earn fees from pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. We charge an $89 listing and marketing fee, and earn revenue from web-based and mobile advertising.

2.	Website and Mobile Applications – We are developing a real estate web portal. This site is expected to be unique to the world of real estate search sites on multiple levels, from a consumer perspective the user experience is being designed to be completely visual and video centric, secondly, the site will provide local neighborhood information and allow for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood, and the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.	Agent to Agent Interaction-From an industry perspective we believe the site will be revolutionary because it includes an agent only platform that is being designed to allow for agent to agent interaction, and “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they’re currently paying. This agent only site will interact with our Microvideo App (MVA) platform. The MVA was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

Sufficiency of Cash Flows

Because current cash balances and our projected cash generated from operations are not sufficient to meet our cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. However, there can be no assurance that we will be able to issue additional capital upon terms acceptable to us. The sale of additional equity could result in additional dilution to the our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012

Revenues

Our total revenues increased 76% to $391,219 for the three months ended November 30, 2013, compared to $221,731 for the three months ended November 30, 2012, an increase of $169,488. This is due to an increase in the marketing and sales efforts of the travel division and the efforts of our subsidiary, RealBiz, real estate division.

Revenues from the travel segment increased 2% to $91,263 for the three months ended November 30, 2013, compared to $89,199 for the three months ended November 30, 2012, an increase of $2,064. Travel revenue is generated from luxury tour operations which provide escorted and independent tours worldwide to upscale travelers.

Revenues from advertising increased 126% to $299,956 for the three months ended November 30, 2013, compared to $132,532 for the three months ended November 30, 2012, an increase of $167,424. The increase was a result of efforts of our subsidiary, RealBiz Media Group, Inc., in its efforts to increase market share within the real estate industry.

Cost of Revenue

Cost of revenues decreased 20% to $74,530 for three months ended November 30, 2013, compared to $93,478 for the three months ended November 30, 2012, a decrease of $18,948. The decrease was directly associated with the marketing and sales efforts of the real estate division of our subsidiary RealBiz.

Operating Expenses

Our operating expenses include salaries and benefits, selling and promotion, general and administrative expenses, increased 91% to $3,369,127 for the three months ended November 30, 2013, compared to $1,766,464 for the three months ended November 30, 2012, an increase of $1,602,663. This increase was mainly attributable to: an increase in finance and consulting fees incurred in raising capital of $1,094,273, salaries and benefits (including stock compensation) of $112,138, selling and promotion of $59,850, amortization of intangibles of $330,380, legal and professional fees of $59,691; partially offset by a reduction in miscellaneous operating expenses of $53,669.

Other Expenses

Interest expense decreased 48% to $170,338 for three months ended November 30, 2013, compared to $328,093 for three months ended November 30, 2012, a decrease of $157,755 due primarily to conversions of debt into preferred Series D shares. Loss on conversion of debt increased 11,312% to $3,285,541 for the three months ended November 30, 2013, compared to $28,789 for the three months ended November 30, 2012, an increase of $3,256,752 primarily due to the increase in the settlement of debt through issuance of preferred Series D shares of stock. Gain on legal settlement decreased 113% to $31,691 for the three months ended November 30, 2013, compared to $250,000 for the three months ended November 30, 2012, an decrease of $281,691 due primarily to the lack of forgiveness of amounts due to accounts payable vendors during the prior year. Loss on the change in fair value of derivatives increased 2,288% to $4,884,803 for the three months November 30, 2013, compared to a loss of $204,573 for the three months ended November 30, 2012, an increase of $4,680,230 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income/expense decreased 63% to $19,748 of other expense, compared to other expense of $52,714 for the three months ended November 30, 2012, an decrease of $32,966.

Net Loss

We had a net loss of $11,444,559 for the three months ended November 30, 2013, compared to net loss of $2,002,380 for the three months ended November 30, 2012, an increase of $9,442,179. The increase in loss from 2012 to 2013 was primarily due to an increase of $4,680,230 in the loss in the change in the fair value of derivatives, $3,256,752 in the loss on settlement of debt and $281,691 in gain on legal settlment; offset by decreases of $157,755 of interest expense and $32,966 of other expense. Included in the net loss for the three months ended November 30, 2013, is $932,774 of net loss attributable to the noncontrolling interest in subsidiary.

For the Nine months Ended November 30, 2013 Compared to the Nine months Ended November 30, 2012

Revenues

Our total revenues increased 139% to $1,270,511for the nine months ended November 30, 2013, compared to $530,987 for the nine months ended November 30, 2012, a increase of $739,524. This is due to an increase in the marketing and sales efforts of the travel division and the efforts of our subsidiary, RealBiz, real estate division.

Revenues from the travel segment increased 4% to $413,256 for the nine months ended November 30, 2013, compared to $397,466 for the nine months ended November 30, 2012, an increase of $15,790. Travel revenue is generated from luxury tour operations which provide escorted and independent tours worldwide to upscale travelers.

Revenues from advertising increased 542% to $857,255 for the nine months ended November 30, 2013, compared to $133,521 for the nine months ended November 30, 2012, an increase of $723,734. The increase was a result of efforts of the RealBiz group of subsidiaries in its efforts to increase market share within the real estate industry.

Cost of Revenue

Cost of revenues increased 12% to $360,391 for nine months ended November 30, 2013, compared to $323,081 for the nine months ended November 30, 2012, an increase of $37,310. The increase was directly associated with the costs associated with the marketing and sales efforts of the real estate division of our subsidiary RealBiz.

Operating Expenses

Our operating expenses, include salaries and benefits, selling and promotion, general and administrative expenses, increased 104% to $6,717,259 for the nine months ended November 30, 2013, compared to $3,291,188 for the nine months ended November 30, 2012, an increase of $3,426,071. This increase was mainly attributable to: an increase in consulting fees incurred in raising capital of $1,217,990, salaries and benefits (including stock compensation) of $804,305, selling and promotion of $168,646, amortization of intangibles of $1,019,840, legal and professional fees of $54,723 and miscellaneous operating expenses of $160,567.

Other Expenses

Interest expense decreased 68% to $509,525 for nine months ended November 30, 2013, compared to $1,573,565 for nine months ended November 30, 2012, a decrease of $1,064,040 due primarily to conversions of debt into preferred Series D shares. Loss on conversion of debt increased 65697% to $3,319,446 for the nine months ended November 30, 2013, compared to a loss on conversion of debt of $5,045 for the nine months ended November 30, 2012, an increase in loss of $3,314,401 primarily due to the increase in the settlement of debt through issuance of preferred Series D shares of stock. Gain on legal settlement decreased 85% to $38,287 for the nine months ended November 30, 2013, compared to $250,000 for the nine months ended November 30, 2012, an decrease of $211,713 due primarily to the lack of forgiveness of amounts due to accounts payable vendors. Loss on the change in fair value of derivatives increased 643% to $8,608,398 for the nine months November 30, 2013, compared to a gain of $1,585,654 for the nine months ended November 30, 2012, an increase of $10,194,052 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income/expense decreased 82% to $18,677 for the nine months ended November 30, 2013, compared to other expense of $102,759 for the nine months ended November 30, 2012, a decrease of $84,082 primarily due to the reduction of conversion penalties.

Net Loss

We had a net loss of $18,224,898 for the nine months ended November 30, 2013, compared to net loss of $2,928,997 for the nine months ended November 30, 2012, an increase of $15,295,901. The increase in loss from 2012 to 2013 was primarily due to an increase of $10,194,052 in the loss in the change in the fair value of derivatives, $3,314,401 in the loss on conversion of debt and $211,713 in gain on legal settlement; offset by decrease of $1,064,040 of interest expense and $84,082 of other expense. Included in the net loss for the nine months ended November 30, 2013, is $1,199,931 of net loss attributable to the noncontrolling interest in subsidiary.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-Term
			FY2016
			and
	FY2014	FY2015	beyond	Totals
Consulting	$23,545	$47,090	$47,090	$117,726
Leases	34,295	138,475	148,638	321,407
Other	107,469	143,292	143,292	394,053
Totals	$165,309	$328,857	$339,020	$833,186

Liquidity and Capital Resources

At November 30, 2013, we had $963,234 cash on-hand, an increase of $926,883 from $36,351 at the start of fiscal 2012. The increase in cash was due primarily to funds raised through subscription agreements for Series D Preferred Stock and common shares of RealBiz Media.

Net cash used in operating activities was $3,567,694 for the nine months ended November 30, 2013, an increase of $251,663 from $3,819,357 used during the nine months ended November 30, 2012. This decrease was primarily due to an decrease in the loss on conversion of debt, amortization of intangibles, the non-controlling interest in loss of consolidated subsidiaries, amortization of intangible assets and stock based compensation, a decrease in the gain on change in fair value of derivatives, offset by a decrease in amortization in debt discount.

Net cash used in investing activity increased to $589,579 for the nine months ended November 30, 2013, compared to $277,000 for the nine months ended November 30, 2012, an increase of $312,579 primarily due to incurring website development costs, to a lesser expense the purchase of computer equipment and a notes receivable advance, offset by the reduction of the purchase of an option agreement.

Net cash provided by financing activities increased $907,058 to $5,084,156, for the nine months ended November 30, 2013, compared to $4,177,098 for the nine months ended November 30, 2012. This increase was primarily due to the net increase of proceeds of the issuance of shares of Preferred stock, common stock and the exercise of warrants in the amount of $4,078,058, offset by decrease in net proceeds from promissory notes of $622,333, net proceeds from shareholder loans and other notes payable in the amount of $855,939 and decrease in principal payments for notes payable and capital lease in the amount of $1,692,728.

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. However, there can be no assurance that we will be able to raise additional capital upon terms that are acceptable to us. We currently do not have adequate cash to meet our short or long-term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

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

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our Video on Demand real estate and travel business including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $1 million to $5 million to repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from advertising, sponsorships, e-commerce, travel and real estate are fully- implemented and begin to offset our operating costs. There can be no assurances that we will be successful in raising the required capital to complete this portion of our business plan.

Since our inception, we have funded our operations with the proceeds from the private equity financings. We have issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) promulgated there under because the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) and Regulation D there under. Currently, revenues provide less than 20% of our cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $400,000, with the expectation of profitability by the second quarter of fiscal 2015.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on June 13, 2013 and as amended on July 1, 2013. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we intend to expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the nine months ended November 30, 2013, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes from the legal matters reported in our Annual Report on Form 10-K for the year ended February 28, 2013, as filed with the SEC on June 13, 2013 and as amended on July 1, 2013, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors.

There have been no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2013, as filed with the SEC on June 13, 2013 and as amended on July 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended November 30, 2013, the Company:

•	issued 362,400 shares of common stock and 120,000 one (1) year warrants with an exercise price of $0.10 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $6,153.

•	issued 618,000 shares of common stock in a partial conversion of a convertible promissory note valued at $6,335. The issuances was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

During December 2013 and January 2014, the Company:

•	issued 600,000 shares of its common stock valued at $23,100 and 6,000 shares of Series C Preferred stock valued at $30,000 to an employee during December 2013.

•	converted 54,850 shares of Series B Preferred stock valued at $274,250 during December 2013 at the request of the investor, into 5,485,000 shares of RealBiz Media Group, Inc. stock a subsidiary of Next 1 Interactive, Inc.

•	the Company converted 8,125 shares of Series D Preferred stock valued at $40,625 during December 2013 and January 2014, at the request of the investor, into 270,806 shares of RealBiz Media Group, Inc. stock, a subsidiary of Next 1 Interactive, Inc.

RealBiz Media Group, Inc. (our subsidiary):

•	During December 2013, warrants holders exercised 90,000 warrants and the Company received $90,000 and issued 90,000 shares of common stock.

•	During December 2013, issued 180,400 shares of common stock and 134,400 six (6) months to one (1) year warrants with an exercise price of $1 in exchange for services rendered valued at $407,721.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act 1933 in reliance upon Section 4(a)(2) of the Securities Act 1933 as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2013.

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

NEXT 1 INTERACTIVE, INC.

Date: January 21, 2014	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 21, 2014	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

