Form 10-Q/A
period 2013-11-30
Next 1 Interactive, Inc.
filed 2014-02-03
CIK 1372183

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

As of January 17, 2014, there were 14,672,097 shares outstanding of the registrant’s common stock.

1

EXPLANATORY NOTE

Next 1 Interactive, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, which was originally filed on January 21, 2014 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the quarterly period ended November 30, 2013.

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

* Previously filed as exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2013.

**Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT 1 INTERACTIVE, INC.

Date: February 3, 2014	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2014	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

4