Form 10-K
period 2014-02-28
Next 1 Interactive, Inc.
filed 2014-06-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No

The Registrant’s revenue for its most recent fiscal year was $1,563,375.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2013, based on a closing price of $.0079 was approximately $110,000 As of June 12, 2014, the registrant had 20,208,347 shares of its common stock, par value $0.00001 per share, outstanding.

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

The purpose of the Acquisition was so that Next 1 would become a fully reporting company with the U.S. Securities and Exchange Commission and have our stock quoted on the Over-the-Counter Bulletin Board (the “OTCQB”).

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

On October 9, 2012, Next 1 and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. (“RealBiz”) which is the parent corporation of RealBiz360, Inc. RealBiz is a real estate media services company with a proprietary video processing technology that is used to provide virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). The exchange of Attaché shares for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

Executive Offices and Telephone Number

Our principal executive offices are located at 2690 Weston Road, Suite 200, Weston, Florida 33331 and our telephone number is (954) 888-9779. Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off-site hosting facility.

Our Business

We are a media based company focusing directly on the travel segment and indirectly through our 61% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Summary

Next 1 is a multi-faceted interactive media company whose key focus is around what we believe to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. We are engaged in the business of providing digital media and marketing services for the travel industry and, indirectly through RealBiz, for the real estate industry. We plan to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. We currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. We have three divisions: (x) our Maupintour Extraordinary Vacations, which is the oldest tour operator in the United States; (y) NextTrip.com, a video and media website with state of the art booking engines; (z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commission. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has three divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) its TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) its Real Estate Virtual Tour and Media group (RealBiz 360). The cornerstone of all three divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. At present the Company operates travel companies and travel media services, RealBiz Media Group Inc., operates the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, You Tube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network

While web and mobile video views continue to grow exponentially (especially for the younger demographic) the Company still sees great value in television – especially for the baby boomer generation. Television is enjoyed by all ages and the Cable Market is providing On Demand services for entertainment and information at home. According to A.C. Nielson Co. “the average American watches more than four hours of TV each day, or two months of nonstop TV watching per year. In a 65 year life, that person will have spent nine years glued to the tube.” Cable reaches 70 million U.S. households penetrating 57 percent of the total TV households, and receiving $26 billion total advertising in 2008, source is TV-Free America.

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

Next 1 has expended significant capital over the past two years in the creation of its interactive media platforms. The Company is targeting to have all platforms operational by the second quarter of fiscal year 2015. The platforms should allow the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorships. These media platforms have been designed to address the Advertisers’ and Marketers’ needs to provide compelling content and a delivery system in the emerging convergent landscape of the web, television and mobile platforms. Additionally, these integrated media platforms provide for the delivery of measurable return on investment to its advertisers, sponsors and business partners.

The most expensive media platforms to roll out will be the real estate portal that encompasses most of the real estate listings in video format as well as the VOD television network - the HTN real estate channel branded as the Realtor.com Channel. The television properties are the key platforms that differentiate the Company from our competition. The ability to launch a full time nationwide real estate VOD TV network that reaches millions of households and can be accessed by millions of households on the device of their choice is unusual in the television industry. The price of entry, the programming and advertising needs and the opportunity to enhance the multi-platform network with interactive applications and VOD is truly unique.

Additionally, the Company has differentiated itself from other media companies through its ownership and operation of businesses in its verticals - travel and real estate. These businesses not only afford the Company multiple industry relationships and affiliations, but further provide industry licenses that should allow the Company to capture sales commissions and referral fees from products advertised and sold through its media platforms. This is a distinct advantage that will provide new revenue streams in addition to the traditional marketing and advertising revenues for both the travel and real estate operations. The Company’s executive team has extensive backgrounds in the travel and real estate sectors and has been augmented by experienced media developers and marketers.

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

We also hold certain travel film footage assets through RRTV Network (its discontinued Television Network). We are positioning ourselves to emerge as a multi revenue stream “Next Generation” media company, representing the convergence of TV, Mobile devices and the Internet by providing multiple platform dynamics for interactivity on TV, Video On Demand (VOD) and web solutions. We have worked with multiple distributors beta testing our platforms for travel and RealBiz’s platform for real estate as part of our and RealBiz’s planned use of TV programs and film footage for on demand viewing by consumers on web, mobile and TV Networks. The list of MSO’s (Multiple System Operator) we have worked with includes Comcast, Cox, Time Warner and Direct TV.

Restructuring

Over the last three years we accumulated significant debt as a result of launching and operating a full time television network for travel and real estate - RRTV Networks. Unfortunately the economic environment for real estate was extremely difficult as the housing market went through the greatest decline in U.S. history. As such, management was faced with difficult choices and embarked on significant cost cutting and structuring efforts. As a major part of the structuring, Next 1 discontinued broadcasting of the RRTV Network as well as eliminated or realigned its non-conforming operations, reduced staffing and facility leases and worked with its creditors in efforts to either extend or settle debt. Additionally its real estate division - Next 1 Realty was sold as part of a share exchange to Webdigs to create a new publicly traded real estate media service company – RealBiz Media Group, Inc. (“RealBiz”)

With the remaining operations, the Company turned its focus to the build out of web based operations that incorporated the Company’s significant film footage library in efforts to deliver an enhanced user experience for its travel and real estate platforms. This restructuring for both travel and real estate divisions when completed is expected to streamline operations and better positioned the Company for the interactive revolution underway, referred to as “TV everywhere.”

In order to accomplish this goal the Company has and will continue to incur a number of expenditures throughout the balance of the year. New expenditures are expected to include: (1) additional broadcast distribution fees for Video on Demand, (2) build out of complimentary websites and mobile solutions, and (3) outsourcing of key interactive technology solutions to complement our in-house expertise in maximizing the efficiency of the operation. Additionally, management has looked to use its limited financial resources to reconfigure and/or retire existing “floorless debt” while at the same time implementing new travel services with key suppliers to create travel offerings utilizing its film footage and displaying on media platforms on an on demand basis.

The Company’s targeted focus of reconfiguring its film assets in the travel short video clips so consumers can access them On-Demand and act on them through interactive services for television, mobile and the Internet puts the Company in a position to address advertisers’ evolving need to focus on exploiting video opportunities on multiple platforms with the convergence of internet, television and mobile. The Company and RealBiz have developed and assembled key assets that allow it to provide media and technology solutions for consumers in the Home and Travel arenas across multiple media platforms. These two verticals (Home and Travel) hold significant appeal to advertisers as they continuously remain in the top five advertising “spend” categories in the North American market. Management believes the steps it is taking now will create a ‘clear differentiation’ in the cable TV space and provide the Company’s shareholders and its clients with a unique and cutting edge solution to both traditional and non-linear platforms to advertise their products.

In management’s view, finding the funding to complete and implement its video centric model is the key to allow the Company to secure a foothold in the new interactive platforms for web, mobile and TV platforms. The Company is no longer broadcasting the RRTV Network and has eliminated or realigned non-conforming operations and built out web based operations which has resulted in both a drop in revenue from traditional operations while at the same time showed a marked increase in operational costs. These steps are deemed to be essential by management, as the Company repositions it’s travel and real estate programs to capture potentially very significant new revenue from the combination of “on demand” content and key websites and mobile solutions that can integrate components of the RRTV Network.

The Company’s management believes that the Next 1’s separation of travel and real estate assets will allow it to focus its efforts on media and travel expansion while still maintaining an ownership in RealBiz. This relationship with RealBiz should ensure Next 1’s travel operations will have access to RealBiz’s significant distribution and reach into real estate agents and homeowners through its television, web and mobile services. The RealBiz platforms are targeted at home owners and service ideal consumers to promote travel products to. In short we believe that RealBiz will provide a great catalyst to accelerate all of Next 1’s travel programs as it reached across multiple media platforms to home owners – a key travel demographic.

Business Model Summary

Next 1’s main focus is Travel and, through Reabiz, Real Estate which we believe represent the two largest consumer-passion categories.

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

NextTrip.com is being repositioned as an all-purpose travel site that includes 24/7 customer support, relevant social networking, and travel business showcases, with a primary emphasis on Video to targeted web users and a secondary promotion to TV viewers via VOD promotion. The site is scheduled for launch in the 2nd quarter of this fiscal year  and will provide users with a diverse video experience that entertains, informs, and offers utility and savings. The travel information website offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations. NextTrip.com plans to generate revenues through advertising, travel commission, referral fees, and its affiliate program. The travel fulfillment and services for the site are handled by Mark Travel. Mark Travel is the largest wholesaler of travel products in the United States. NextTrip.com, in conjunction with its Connext1 program and key media partners (including RealBiz Media, M80, WAYN and Fareportal) will look to serve relevant videos to travelers via four key elements: (i) television ads (ii) travel video on demand for web and TV (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons) and (iv) wireless access to the network on smart phones/devices. The Company is continuing to build out a targeted travel video with interactive advertising and transactional shopping components that engage and enable viewers to request information, make reservations and get an in-depth look at products and services all through their device of choice. The Company believes this approach will allow for multiple revenue streams and integrated media platforms that deliver measurable return on investment to its advertisers, sponsors and business partners.

Additionally, “on demand” travel solution allows users to access travel content via digital platforms including Web, Cable, Broadband and mobile. This delivery of travel information, services and entertainment to consumers will help the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorship. NextTrip.com was originally launched in July of 2008 as Nexttrip.com. Media and travel booking solutions are being restructured with fulfillment of Travel bookings being handled by Mark Travel. The Company is targeting completion of new booking engines and video content by July 2014. The website is www.NextTrip.com.

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

Web Properties

The websites and mobile applications have started to drive incremental revenues based on the promotion and awareness through the Connext1 program and VOD TV platforms. The Company has engaged several tourism boards including Japan, Egypt, Columbia, Hawaii and others as it rolls out its Connext1 program. In addition to cooperative advertising programs it is anticipated that Connext1will generate long term benefits through sales commissions on the sales of tour packages in 2014.

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

NextTrip/Connext 1 Media intends to provide access to travel video on a 24/7 basis supported by full service travel divisions and key partnerships with multiple cruise and tour groups within the United States. NextTrip will use network original programs with thousands of hours of travel footage to create valuable and relevant content for its viewers on an On demand basis to any device. The Company is uniquely positioned to deliver a relevant Video to the user with calls to action an access to additional ON Demand travel products under the NextTrip -Vacation travel Portal launching in its second quarter fiscal 2015.

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

Maupintour’s revenue is generated from the sale of high end escorted tours and Flexible Independent Travel (FIT) tours. NextTrip.com is a travel website with primary focus centered on vacation packages. The Company currently uses certain of its media assets like clips from its Travel Magazine TV series to promote travel destinations on the Travel sites. We plan to significantly expand the number of travel clips available on the web to both our properties and other company websites by utilizing much of the content that was broadcast as part of RRTV’s travel destinations programming as well as footage available through tourism boards and key travel suppliers.

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

Real Estate Division

In 2012 the Company sold all real estate assets of Next 1 Realty to a separate public entity with Next 1 initially controlling 93 percent ownership. Next1 currently controls 61% of the voting power of RealBiz. This move was undertaken by management to allow separation of the real estate and travel assets and thereby assist in fund raising without Next 1 incurring any additional debt. RealBiz then started a planned nationwide rollout of the Home Tour Network in conjunction with its partner Realtor.com by initially launching the first two of multiple cities in the U.S.A (Las Vegas and Atlanta). Additionally during this period the Company suspended the RRTV Network distribution on DirecTV and cable distribution. It is the Company’s intention to add additional broadcast distributions through “on demand” solutions for web, mobile and television VOD networks through both its own operations and through RealBiz operations.

RealBiz Media Group Inc.

(RealBiz) is a publicly traded Real Estate Media Service company that has positioned itself to be both a media specialist and a licensed operator. As such the Company is poised to emerge as a multi revenue streams from advertising revenues as well as commissions and referral fees. This new “Next Generation” media company is well positioned to capture revenues from the convergence of TV, Mobile devices and the Internet by providing video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand. RealBiz Media currently operates an INTERACTIVE VOD Network for Real Estate in conjunction with its partner Realtor.com. The network is branded under the name of Home Tour Network and is carried on Cox Communications and Comcast stations. In late May 2012, RealBiz Media signed a significant multiyear partnership with Realtor.com that included agreements to rebrand the network to “Realtor.com channel” and expand the network into 55 million households. Additionally the Company has been commissioned to develop a major real estate web portal and enhanced widget/microvideo app platforms to work in conjunction with Realtor.com and other major real estate brokerage groups.

RealBiz is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz currently generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz has three divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) its TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) its Real Estate Virtual Tour and Media group (RealBiz 360). The cornerstone of all three divisions is its proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. RealBiz provides video, search and purchase capabilities on multiple platform dynamics for web, mobile, interactivity on TV and Video On Demand. Once a video is created using RealBiz’s proprietary technology, these home listing videos are automatically distributed to multiple media platforms (Television, broadband, web and mobile) for consumer viewing.

RealBiz has positioned its company in the following four areas summarized here and explained in more detail below:

1.	Real Estate Video on Demand Channel – RealBiz earns fees from pre-roll/post-roll advertising, banner ads and cross-market advertising promotions. RealBiz charges an $89 listing and marketing fee, and earn revenue from web-based and mobile advertising.

2.	Website and Mobile Applications – RealBiz is developing a real estate web portal. This site will be unique to the world of real estate search sites on multiple levels, from a consumer perspective the user experience will be completely visual and video centric, secondly, the site will provide local neighborhood information and allow for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood, and the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.	From an industry perspective the site will be revolutionary because it includes and agent only platform that allows for agent to agent interaction, and “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they’re currently paying. This agent only site interacts with our Microvideo App (MVA) platform. The MVA was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

4.	Traditional Real Estate Sales – RealBiz’s previous company, Webdigs, had licensed real estate brokerage division currently has participating brokers in 48 states. We believe there are potential opportunities to take advantage of an improving real estate market, and RealBiz be able to capture leads from the Real Estate Video on Demand Channel. RealBiz currently has no activities in this division.

Real Estate On Demand

General

For the real estate video on demand area (“VOD”), RealBiz plans to market the approximately 120,000 “premium VOD TV residential home listings” as well as incorporate approximately over 2.5 million Multiple Listing Service (“MLS”) home listings from all major U.S. cities, with video on demand and interactive capabilities for users of its real estate website. We expect that this new interactive real estate tool may create direct referral fees, placement fees, advertising fees and possibly even mortgage financing revenue for RealBiz at a future date.

We recognize that in the U.S. most consumers research the buying of a home primarily through the Internet, newspapers and real estate magazines. Television does present a unique option as it provides brokers with significant “Brand awareness” in addition to individual property promotion. However as with other video mediums, traditional cable television on demand is changing as consumers increasingly move to adopt new platforms like IPTV (i.e. Rovi, Roku, Netflix) to access content on demand. We believe that the VOD solutions will continue to expand thereby allowing the consumer to view, in high quality video, local listings and specialty properties (oceanfront properties, mountain homes, farms, senior communities, etc.) through their screen of choice (television, computer or mobile device). This familiar television environment is no longer centered on the baby boomer and over-40 demographic that, in many cases, are more comfortable with a remote control then they are with a mouse or touch screen. The real estate VOD solution is branded as “Home Tour Network.” RealBiz has been servicing the real estate industry for over 6 years and enjoys direct access to the nation's largest real estate companies.

Currently, RealBiz’s desktop solution for virtual tours has been used by over 60,000 real estate agents and brokers.

Key Trends for VOD Advertising

The VOD market shows the strong potential for giving the company and brokers a great awareness platform to drive people to targeted websites. Additionally with, traditional cable television on demand platform expanding to meet consumers increasing move to adopt new platforms like IPTV (i.e. Rovi, Roku, Netflix), VOD opportunities also expand as the new platforms no longer have restrictions for the amount of content or booking capabilities The video audience grew by 32%, and time spent grew by 12%. According to Magna Global, VOD will outperform DVR in the US, reaching nearly 66 million households vs. 53 million households for DVR in 2015. In the VOD market, Comcast holds the lion’s share in terms of VOD views and revenues. With the acquisition of NBC Universal, Comcast will be able to serve one-fourth of the U.S pay-television households. Comcast has approximately 22.8 million cable television subscribers and 17 million high-speed Internet subscribers   .

New Opportunities for VOD Advertising

VOD ad platforms support a variety of advertising formats, from traditional embedded ad spots to ad overlays, bookends and even long-form, on-demand “showcase” ads that deliver information and allow some degree of interaction. Marketer, a leading media research firm, estimates that U.S. online advertising spending will hit new peaks from 2012 to 2014, surpassing US$30 billion in 2012, and exceeding US$40 billion in 2014. Marketer expects that spending on marketing will bring double-digit growth to online advertising for five consecutive years.

We believe the real estate market in particular is well suited to use VOD technology for the following reasons:

•	Real estate agents and brokers generally look for more cost-effective ways to market
•	Agents that place their listings on TV have a distinct marketing advantage over agents that don’t
•	Google has made Traditional Internet websites and high-end print advertising (pay for click) very expensive
•	Media channels focused on real estate are better able to reach the “new consumer”
•	VOD is able to deliver what potential home buyers are asking for – video of a prospective home purchase, which provides valuable information to consumers
•	Ability to target in local markets
•	VOD is able to promote both listings and brand
•	Reach out to higher demographics - Cable viewers have higher incomes, higher education and more disposable income
•	Access through their television allows consumer home seekers to easily search listings with the touch of their remote

Our VOD Solution

RealBiz is becoming one of the fastest growing real estate image content management, creation and media delivery companies in the United States. In addition, we believe our approach to VOD will be beneficial due to the following factors:

•	RealBiz’s exclusive partnerships with several national real estate brokerage firms aimed at creating and delivering VOD Listings to TV Networks through the HomeTourNetwork
•	RealBiz’s proprietary Video Ad Builder tool, which we believe is the easiest way to create promotional VOD advertisements for television
•	RealBiz’s marketing partnerships, which we expect will allow it to scale its business across major U.S. markets quickly and efficiently

Home Tour Network

Home Tour Network currently operates in 3 strategic cities – Atlanta, Las Vegas and Chicago. The VOD platform allows for up to 3,000 television listings with a reach that ranges from hundreds of thousands of homes per market to over a million homes in some markets. Real estate agent’s listings are automatically converted from the industry’s largest data feed and then can easily be placed on our interactive television platform for a fee ranging from $50 to $90 per month. This is a fraction of the cost to run an advertisement in a newspaper and provides real feedback to the agent.

Website and Mobile Applications

RealBiz is utilizing its technological advantage along with its industry contracts to create two separate and very important critical paths for real estate professionals and their organizations to follow. By using its video processing prowess combined with micro-site and website building techniques RealBiz has created an agent/broker micro-site product that leverages best practices in SEO (search engine optimization) on the agent/brokers behalf and delivers a web and mobile friendly rich media experience to consumers. This solution provides the broker a significant increase in organic ranking in local searches, increased site traffic and by doing so, reduces the agent/broker dependency on traditional listing aggregators. Secondly, by leveraging its relationship within the industry, RealBiz has access to a database of over 1.5 million homes. These homes are being converted into video assets and will be part of a real estate portal that unlike other listing aggregators will empower the agents with tools to push information in the form of video (their listings, other listings and useful home buyer/home owner information) to their prospect base. This solution provides the “zero listing” agent (about 70% of the agents in the U.S.) the opportunity to position themselves as a local community expert with listings and information that make him/her an asset to their prospect base. This portal and its tools will provide a much needed sense of control to the agent community while providing a significant decrease in their cost of lead acquisition.

Business Strategy

Near-Term Objectives:

Next 1 is a multi-faceted interactive media company whose key focus is to continue to grow its media interests around what we believe to be two of the most universal, yet powerful consumer passions - real estate and travel. The Company delivers targeted content via digital platforms including cable, broadcast, and broadband, web, print and mobile. The Company has launched real estate VOD channel starting with 2 cities on the Cox Communications and Comcast Cable Network and is targeting in conjunction with RealBiz to reach over 50 million households with its “Home Tour Network” by 2015.

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

Government Regulation

Our operations are subject to and affected by various government regulations, U.S. federal, state and local government authorities. The operations of cable, satellite and telecommunications service providers, or distributors, are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. These providers, distributors, etc. are also subject to periodic renewal and ongoing regulatory requirements. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

Effect of “Must-Carry” Requirements

The Cable Act of 1992 imposed “must carry” or “retransmission consent” regulations on cable systems, requiring them to carry the signals of local broadcast television stations. Direct broadcast satellite (“DBS”) systems are also subject to their own must carry rules. The FCC recently adopted an order requiring cable systems, following the anticipated end of analog television broadcasting in June 2009, to carry the digital signals of local television stations that have must carry status and to carry the same signal in analog format, or to carry the signal in digital format alone, provided that all subscribers have the necessary equipment to view the broadcast content. The FCC’s implementation of these “must-carry” obligations requires cable and DBS operators to give broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our network by cable television systems and DBS operators. Congress and the FCC may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect RRTV. We are unable to predict the outcome of future federal legislation, regulation or policies, or the impact of any such laws, regulations or policies on RRTV’s operations.

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

Employees

As of June 13, 2014, the Company has twelve full-time employees: seven are located in the headquarter office; one is located in Nevada and one in Canada.

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

At February 28, 2014, we had $117,818 cash on hand. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $87,625,076 and a working capital deficit of $13,549,796 at February 28, 2014, net losses for the year ended February 28, 2014 of $18,295,802 and cash used in operations during the year ended February 28, 2014 of $4,590,428. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of RRTV including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we will need as much as approximately $1 million to $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from media advertising and e-commerce, travel and real estate are fully- implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. In addition, as of February 28, 2014, we had approximately $13.9 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes, or equity, to fund our operations and repay our outstanding debt for the foreseeable future. At February 28, 2014, we had $9.9 million of current debt outstanding. If we are unable to achieve operational profitability or not successful in issuing additional promissory notes or securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to Bill Kerby, CEO, and Adam Friedman, Chief Financial Officer. If we lose the services of any of these members of management, our business would be materially and adversely affected. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

Initially, we intend to generate a significant portion of our revenue from our full-time television programming network, RRTV, through sales of advertising time, television commerce of travel packages and sponsorships of programming enhanced by interactive applications. We may not be able to obtain long-term commitments from advertisers and sponsors or fully deploy the strategy of interactive applications due to the start-up nature of our business. Advertisers generally may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could occur as a result of a strike, or a general economic downturn in one or more industries or in one or more geographic areas. If we are unable to generate significant revenue from advertising, it will have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties for key aspects of the process of providing services to our customers, and any failure or interruption in the services provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including website providers and information technology vendors. Any disruption in access to the websites developed and hosted by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little or no control over all of these third-party vendors, which increases our vulnerability to problems with the services they provide.

In addition, we license technology and related databases from third parties to facilitate aspects of our website and connectivity operations. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could materially and negatively impact our relationship with our customers and adversely affect our brand and our business. It is possible that such errors, failures, interruptions or delays could even expose us to liabilities to our customers or other third parties.

Interruption or failure of our information technology and communications systems would impair our ability to effectively provide our services, which could in turn damage our reputation and harm our business.

Our ability to provide our services critically depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems would likely result in interruptions in our service to customers and the closings of real estate transactions from which we principally derive revenue. Accordingly, interruptions in our service would likely reduce our revenues and profits, and our brand could be damaged, perhaps irreparably, if people believe our system and services are unreliable.

To our knowledge, our systems are vulnerable to damage or interruption from terrorist or malicious attacks, floods, tornados, fires, power loss, telecommunications failures, computer viruses and other attempts to harm our systems, and similar types of events. Our data centers are subject to break-ins, sabotage and intentional acts of vandalism, and to other potential disruptions. Some of our systems are not fully redundant (i.e., backed up), and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, or a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers, could result in lengthy interruptions in our service. Any unscheduled interruption in our service would likely place a burden on our entire organization and result in an immediate loss of revenue. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and even then may not be successful in reducing the frequency or duration of unscheduled downtime.

Our operations are dependent upon our ability to protect our intellectual property, which could be costly.

Our technology is the cornerstone of our business and our success will depend in part upon protecting any technology we use or may develop from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third party rights. Our intellectual property is essential to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We do not have patent protection for our proprietary video on demand technology. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen its competitive position. Although we have confidentiality provisions in the agreements with our employees and independent contractors, there can be no assurance that such agreements can fully protect our intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with us.

Furthermore, we may have to take legal action in the future to protect our trade secrets or know-how, or to defend them against claimed infringement of the rights of others. Any legal action of that type could be costly and time-consuming to us, and there can be no assure that such actions will be successful. The invalidation of key proprietary rights which we own or unsuccessful outcomes in lawsuits to protect our intellectual property may have a material adverse effect on our business, financial condition and results of operations.

If we cannot adequately protect our intellectual property rights, our competitors may be able to compete more directly with us, which could adversely affect our competitive position and, as a result, our business, financial condition and results of operations.

Our certificate of incorporation grants our Board of Directors, without any action or approval by our stockholders, the power to issue additional shares of capital stock, including the power to designate additional classes of common and preferred stock.

Our authorized capital consists of 500,000,000 shares of common stock, of which 17,579,280 are outstanding and authorized Preferred Stock 3,000,000 shares have been designated as Series A Preferred Stock, of which 2,216,014 shares are outstanding; 3,000,000 shares have been designated as Series B Preferred stock, of which 285,900 shares are outstanding; 3,000,000 shares have been designated as Series C Preferred stock, of which 42,000 shares are outstanding and 3,000,000 shares have been designated as Series D Preferred stock, of which 860,520 shares are outstanding. Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company.

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

If we are successful in implementing our business plan to maturity, the anticipated future growth of the business could place a significant strain on our managerial, operational and financial resources. We cannot assure you that management would effectively manage significant growth in our business. If we are successful in executing our business plan and achieve our anticipated growth, such success will place significant demands on our management, as well as on our administrative, operational and financial resources. For us to manage our growth and satisfy the greater financial disclosure and internal control requirements that arise with exiting the development stage and becoming fully operational, we must:

•	upgrade our operational, financial, accounting and management information systems, which would include the purchase of new accounting and human resources software;

•	identify and hire an adequate number of operating, accounting and administrative personnel and other qualified employees;

•	manage new employees and integrate them into our culture;

•	incorporate effectively the components of any businesses or assets that we may acquire in our effort to achieve or support growth;

•	closely monitor the actions of our broadcast entities and manage the contractual relationships we have with them; and

•	develop and improve financial and disclosure processes to satisfy the reporting requirements of the SEC, including Section 404 of the Sarbanes-OxleyAct of 2002, and the Financial Industry Regulatory Authority.

The failure to adequately manage any growth would adversely affect our business operations and financial results.

Mr. Kerby, Warren Kettlewell and Don Monaco own approximately 95% of our voting securities which gives them significant influence over the affairs of our Company.

Bill Kerby (CEO and Chariman), Warren Kettlewell (Director) and Don Monaco (Director), collectively control approximately 95% of our voting securities which gives them voting control over our Company. Bill Kerby, our Chief Executive Officer, owns 809,611 shares of Series A Preferred Stock; Warren Kettlewell a director owns 331,403 shares of Series A Preferred stock; and Don Monaco a director owns 1,075,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is equal to 100 votes and votes on the same basis as the common stock. As a result, Messrs. Kerby, Kettlewell and Monaco collectively control approximately 95% of our voting securities, thereby giving them significant influence in electing our directors and appointing management possibly delaying or preventing mergers or deals and suppressing the value of our common stock.

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

There may be conflicts of interest between our management and our non-management stockholders. Some of our officers, including our Chief Executive Officer and our Chief Financial Officer are executive officers of RealBiz and therefore are currently working for the Company on a part-time basis. Several of the part-time employees also work at other jobs and have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

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

Although our common stock is quoted on the OTCQB, the trading market in our common stock has substantially less liquidity than the trading in stock on other markets or stock of other companies quoted on the OTCQB. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market does not develop, you may be unable to sell your shares of common stock at or above the price you paid for them or at any price. Also, due to a significant amount of issuances of our stock in a short period of time, the Depository Trust Corporation has placed a temporary “chill” on new issuances which may further delay the transfer of shares.

Existing stockholders may suffer substantial dilution with future issuances of our common stock.

We may continue to issue a large amount of securities or debt that can be converted into common stock within the next several years, either in connection with our equity incentive plan for directors, officers, key employees and consultants, or in private or public offerings to meet our working capital requirements. In addition, we have convertible debt and 8,063,184 outstanding warrants. Also, there are currently 2,216,014 shares of the Company’s Series A Preferred Stock, which are convertible into shares of common stock at $0.01. Any grants or sales of additional shares of our common stock, or exercise of our convertible instruments will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock.

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures and that our internal controls over financial reporting were not effective. Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In our case, our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of five directors, two of whom are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company's processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

Our board of directors act as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ended February 28, 2014 was $135,233. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250. The Company currently does not own any real property.

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit filed by Twelfth Child Entertainment in the Circuit Court for Palm Beach, Florida alleging that Next 1 owes 11,000 shares of Series D Preferred stock for a License Agreement. The case is being strongly contested and is in arbitration.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol “NXOI.” Our fiscal year end is February 28. The following table sets forth the high and low trade information for our common stock for each quarter since of the past two (2) fiscal years as follows:

Period	High Price	Low Price
Fiscal Year Ended February 28, 2013
First Quarter	$1.1500	$0.1500
Second Quarter	$0.2390	$0.0152
Third Quarter	$0.1450	$0.0148
Fourth Quarter	$0.0490	$0.0141

Fiscal Year Ended February 28, 2014
First Quarter	$0.0390	$0.0190
Second Quarter	$0.0300	$0.0005
Third Quarter	$0.0400	$0.0050
Fourth Quarter	$0.2300	$0.0131

(b) Holders

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. As of June 12, 2014, we had approximately 446 shareholders.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of February 28, 2014, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

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

Rule 10B-18 Transactions

During the year ended February 28, 2014, there were no repurchases of the Company’s common stock by Next 1.

Recent Issuances of Unregistered Securities

During the fiscal year ended February 28, 2014, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering:

Common Stock

During the three months ended February 28, 2014, the Company:

•	issued 1,199,688 shares of common stock and 1,062,000 half year (1/2) to two year (2) warrants with an exercise price of $.03 to $0.10 in exchange for services rendered, consisting of financing and consulting fees, valued at $102,092. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.09% to 0.11$, dividend yield of -0-%, volatility factor of 191.20% to 619.66% and expected life of 1/2 to 2 years.

•	issued 600,000 shares of common stock as employee compensation with a total value of $19,800. The value of the common stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

•	issued 334,500 shares of common stock upon the exercise of 334,500 warrants exercised receiving $15,950 in proceeds.

•	issued 1,361,750 shares of common stock for subscriptions receiving $129,050 in proceeds.

Preferred Series B

During the three months ended February 28, 2014, the Company:

•	issued 46,000 shares of Preferred Series B Stock in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $250,000. The value of the preferred stock issued is based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

Preferred Series C

During the three months ended February 28, 2014, the Company:

•	issued 6,000 shares of Preferred Series C Stock to an executive of the Company as part of their employment agreement valued at $30,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

Preferred Series D

During the three months ended February 28, 2014, the Company:

•	issued 18,400 shares of Preferred Series D Stock in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $92,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS ANNUAL REPORT.

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

Despite the increase in online marketing costs, the continued growth of search and meta-search sites as well as Web 2.0 features creates new opportunities for travel websites to add value to the customer experience and generate advertising revenue. Web 2.0 is a term used to describe content features such as social networks, blogs, user reviews, videos and podcasts such as our NextTrip.com, NetTripRadio.com, and Maupitour.Com websites. We believe that the ability of Web 2.0 websites will add value for customers, suppliers and third-party partners while simultaneously creating new revenue streams.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2014 Compared to the Fiscal Year Ended February 28, 2013

Revenues

Our total revenues increased 58% to $1,563,375 for the fiscal year ended February 28, 2014, compared to $987,115 for the fiscal year ended February 28, 2013, an increase of $576,260. This is due to an increase in the marketing and sales efforts of our subsidiary, RealBiz, real estate division.

Revenues from the travel segment decreased 16% to $464,998 for the fiscal year ended February 28, 2014, compared to $550,367 for the fiscal year ended February 28, 2013, a decrease of $85,369. Travel revenue is generated from luxury tour operations which provide escorted and independent tours worldwide to upscale travelers. The decrease is due to the decline in tours and cruises sold.

Revenues from advertising increased 151% to $1,098,377 for the fiscal year ended February 28, 2014, compared to $436,748 for the fiscal year ended February 28, 2013, an increase of $661,629. The increase was a result of efforts of the RealBiz group of subsidiaries in its efforts to increase market share within the real estate industry.

Cost of Revenue

Cost of revenues decreased 18% to $412,225 for fiscal year ended February 28, 2014, compared to $501,460 for the fiscal year ended February 28, 2013, an decrease of $89,235. The decrease was directly associated with the costs associated with the costs of tours/cruises being booked by the travel division.

Operating Expenses

Our operating expenses, include salaries and benefits, selling and promotion, general and administrative expenses, increased 76% to $9,368,450 for the fiscal year ended February 28, 2014, compared to $5,315,808 for the fiscal year ended February 28, 2013, an increase of $4,052,642.

This increase was substantially due to an increase in consulting fees incurred in raising capital of $1,460,825, an increase in amortization of intangibles of $1,316,377, an increase in salaries and benefits (including stock compensation of $980,034 and to a lesser extent an increase in legal and professional fees of $181,351, an increase in selling and promotions expense of $177,855 offset by a decrease in miscellaneous operating expenses of $63,800.

Other Expenses

Interest expense decreased 36% to $1,129,388 for fiscal year ended February 28, 2014, compared to $1,774,792 for fiscal year ended February 28, 2013, a decrease of $645,404 due primarily to conversions of debt into preferred Series D shares or common shares of RealBiz Media Group, Inc. Loss on conversion of debt increased 974% to $3,319,446 for the fiscal year ended February 28, 2014, compared to a loss on conversion of debt of $309,201 for the fiscal year ended February 28, 2013, an increase in loss of $3,010,245 primarily due to the increase in the settlement of debt through issuance of preferred Series D shares of stock and the issuance of common shares of RealBiz Media Group, Inc. Loss on debt modification increased $4,808,145 for the fiscal year ended February 28, 2014 compared to $-0- for the fiscal year ended February 28, 2013 as the Company negotiated with a promissory note holder in modifying the terms of original promissory notes. Gain on legal settlement decreased 82% to $124,337 for the fiscal year ended February 28, 2014, compared to $701,026 for the fiscal year ended February 28, 2013, a decrease of $576,589 due primarily to the decline of forgiveness of amounts due to accounts payable vendors during the current year. Loss on the change in fair value of derivatives decreased 146% to $952,026 for the fiscal year ended February 29, 2014, compared to a gain of $2,081,029 for the fiscal year ended February 28, 2013, an increase of $3,033,055 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income/expense decreased 106% to other income of $6,066 for the fiscal year ended February 28, 2014, compared to other expense of $101,011 for the fiscal year ended February 28, 2013, a decrease of $107,077 primarily due to the reduction of conversion penalties.

Net Loss

We had a net loss of $18,295,802 for the fiscal year ended February 28, 2014, compared to net loss of $4,233,102 for the fiscal year ended February 28, 2013, an increase of $14,062,700. The increase in loss from 2013 to 2014 was primarily due to an increase of loss on debt modification of $4,808,145, an increase in loss on conversion of debt of $3,010,245, an increase in loss in the change in the fair value of derivatives of $3,033,055, a decrease in the gain on legal settlement of $576,589, offset by a decrease in interest expense of $645,404 and other expense of $107,077. Included in the net loss for the fiscal year ended February 28, 2014, is $1,881,282 of net loss attributable to the noncontrolling interest in subsidiary.

Contractual Obligations. The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	beyond	Totals
Carriage Fees	$47,090	$47,090	$94,181	$188,362
Consulting	135,233	138,475	148,638	422,346
Other	150,792	150,792	301,584	603,162
Totals	$333,116	$336,357	$544,402	$1,213,876

Liquidity and Capital Resources; Going Concern

At February 28, 2014, we had $117,818 cash on-hand, an increase of $81,467 from $36,351 at the start of fiscal 2013. The increase in cash was due primarily to funds raised through subscription agreements for Series D Preferred Stock, exercise of common stock warrants and subscription agreements for common shares of RealBiz Media Group, Inc.

Net cash used in operating activities was $4,590,428 for the fiscal year ended February 28, 2014, a decrease of $653,888 from $5,244,316 used during the fiscal year ended February 28, 2013. This decrease was primarily due to an increase in the loss on conversion of debt, amortization of intangibles, the non-controlling interest in loss of consolidated subsidiaries, stock based compensation and consulting, loss on debt modification, a decrease in the gain on change in fair value of derivatives, a decrease in the gain on legal settlement of debt, offset by a decrease in amortization in debt discount and conversion penalties.

Net cash used in investing activity increased to $743,816 for the fiscal year ended February 28, 2014, compared to $-0- for the fiscal year ended February 28, 2013, primarily due to incurring website development costs, to a lesser extent the purchase of computer equipment and a notes receivable advance.

Net cash provided by financing activities increased $148,033 to $5,415,711, for the fiscal year ended February 28, 2014, compared to $5,267,678 for the fiscal year ended February 28, 2013. This increase was primarily due to the net increase of proceeds of the issuance of shares of Preferred stock, common stock and the exercise of warrants, offset by decrease in net proceeds from promissory notes and a decrease in net proceeds from shareholder loans and other notes payable

The growth and development of our business will require a significant amount of additional working capital. We currently have limited financial resources and based on our current operating plan, we will need to raise additional capital in order to continue as a going concern. We currently do not have adequate cash to meet our short or long-term objectives. In the event additional capital is raised, it may have a dilutive effect on our existing stockholders.

Since our inception in June 2002, we have been focused on the travel industry solely through the internet. We have recently changed our business model from a company that generates nearly all revenues from its travel divisions to a media company focusing on travel and, though RealBiz, real estate by utilizing multiple media platforms including the internet, radio and television. As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until such time as we can successfully implement our business strategy, which includes all associated revenue streams.

Since our inception, we have financed our operations through numerous debt and equity issuances.

The Company will need to raise substantial additional capital to support the on-going operation and increased market penetration of our Video on Demand real estate and travel business and RRTV including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $5 million to support and expand the network reach, repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations under carriage/distribution agreements, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from media advertising, sponsorships, e-commerce, travel and real estate are fully-implemented and begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

To date, we have funded our operations with the proceeds from the private equity and debt financings. The Company issued the shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(a) (2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(2) and Regulation D thereunder.

Currently, revenues provide less than 10% of the Company’s cash requirements. The remaining cash needed is expected to be derived from raising additional capital. The current monthly cash burn rate is approximately $300,000. We expect the monthly cash burn rate will gradually increase to approximately $1.0 million, with the expectation of profitability by the fourth quarter of fiscal 2015.

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

As of February 28, 2014, the Company has accounts payable of $2,768,831, convertible promissory notes of $8,029,985, advances and shareholder loans totaling $447,000 and other notes payable totaling $1,248,450. We anticipate to satisfy these amounts from future proceeds derived from equity issuances, conversions to equity securities and revenue generated from sales.

Critical Accounting Policies

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the years ended February 28, 2014 and 2013, the Company recognized an allowance for doubtful accounts of $76,823 and $-0-, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2014, the Company did not impair any long-lived assets.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicator of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 28, 2014 and 2013.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,418,391 and $604,008 for the years ended February 28, 2014 and 2013.

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

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

	February 28, 2014	February 28, 2013
Series A convertible preferred stock issued and outstanding	221,601,400	2,366,014
Series B convertible preferred stock issued and outstanding	285,900	2,138,000
Series C convertible preferred stock issued and outstanding	42,000	180,000
Series D convertible preferred stock issued and outstanding	860,520	5,760,385
Warrants to purchase common stock issued, outstanding and exercisable	8,178,184	6,495,778
Stock options issued, outstanding and exercisable	4,050	4,050
Shares on convertible promissory notes	10,776,616	32,133,155
	241,748,670	49,077,382

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

Media

Through our subsidiary, RealBiz Media Group, Inc., marketing and promotional services are provided to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the then-current month as well as deferred revenue liabilities representing the collected fee for services yet to be delivered.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2014 and 2013 was $309,359 and $131,504.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $13,827 and $2,334 for the years ended February 28, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the years ended February 28, 2014 and 2013, the accumulated comprehensive gain was $119,235 and $33,459 respectively.

Reclassifications

The Company reclassified certain amounts previously reported in the fiscal year ended February 28, 2013 to conform to the classifications used in the period ended February 28, 2014. Such reclassifications have no effect on the reported net loss.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 did not have a material impact on the company's financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 did not have a material impact on the company's financial position or results of operations.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of these amendments to the accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-42 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of February 28, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and taking into account that certain material weaknesses existed as of February 28, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Annual Report on Form 10-K were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of February 28, 2014, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, the consolidated financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management has re-evaluated the control deficiencies identified in the prior fiscal year.

We conclude that, as of February 28, 2014, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.  We intend to further improve our internal controls in our current fiscal year and add additional measures to further mitigate our material internal control weaknesses as the Company grows assuming our operating funds are sufficient.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended February 28, 2014 have not been fully remediated.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at May 15, 2014. The terms of all the directors, as identified below, will run until their successors are elected and qualified.

Name	Age	Position	Officer and/or Director Since
William Kerby	57	Chief Executive Officer and Chairman	2008

Adam Friedman	49	Chief Financial Officer	2010

Warren Kettlewell	68	Director	2011

Pat LaVecchia	47	Director	2011

Don Monaco	61	Director	2012

Doug Checkeris	59	Director	2012

Deborah Linden	58	Director	2013

Michael Craig	63	Director	2014

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman

William Kerby, age 56 is the founder of Next 1, Interactive, Inc. From 2008 to present, he has been the architect of the Next One model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the Company. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The Company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia. We selected Mr. Kerby to serve on our Board because he brings to the board extensive knowledge of the travel industry. Having served in senior corporate positions in many travel related companies he has a vast knowledge of the industry.

Deborah Linden-former President, Chief Operating Officer, Director

Deborah Linden, 58, served as our President and Chief Operating Officer from October 29, 2013 through May 30, 2014 co-founded Island One Resorts in 1981 and served as CEO of the timeshare development and management company until its sale in 2011 and continued as a consultant through the transition until October 2013. At its height, the $100 million annual company had a 1,250 person staff; over 65,000 vacation owners; a points-based vacation club; 12 homeowners associations; and nine resorts throughout Florida and the Caribbean. An active volunteer to the American Resort Development Association (ARDA), she has spearheaded many timeshare industry initiatives in the arenas of legislation, sales, marketing, ethics and education. Her leadership includes over 20 years on the Board of Directors; 10 years on the Board Executive Committee; Chairman of the Board from 1993-1995; and Chairman of the Vacation Timesharing Council from 1990-1993. Ms. Linden’s contributions to business development and community outreach have been recognized with numerous awards, including ARDA’s 2000 Circle of Excellence Lifetime Achievement; Ernst & Young 2006 Entrepreneur of the Year, Florida Real Estate & Construction; and Dynetech-Crummer 2006 Entrepreneur of the Year, $50+ million category. Ms. Linden is Chairman of the Board of DL Foundation, which performs community outreach initiatives benefiting children’s charities, the community, disaster victims and families in crisis. We selected Ms. Linden to serve on our Board because she brings to the board significant strategic and business experience. Having served in senior corporate positions she has a vast knowledge of corporate governance.

Adam Friedman - Chief Financial Officer

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

Warren Kettlewell– Director

On January 12, 2011, the board of directors appointed Warren Kettlewell, age 67, to the board of directors of the Company. A description of Mr. Kettle well’s relevant business experience is detailed below. Prior to joining the Company’s board of directors, Mr. Kettlewell was an active investor of the Company for the prior five years. Mr. Kettlewell is currently the President and Chief Executive Officer of Cardar Investments Limited, a privately owned investment company involved in real estate development (“Cardar”). Mr. Kettlewell has held these respective positions at Cardar since founding the company in 1983. Additionally, since 1990, Mr. Kettlewell has been active shareholder in and advisor to Cango Petroleum, Inc., a company in the business of owning and operating independent retail gas stations in Canada. The Company believes that the addition of Mr. Kettlewell to the board of directors will enhance the board with his business and real estate industry experience. We selected Mr. Kettlewell to serve on our Board because he brings to the board extensive knowledge of the real estate industry. Having been involved in the real estate industry for many years he has a vast knowledge of the industry.

Pat LaVecchia – Director

Mr. LaVecchia has been a founding principal and Managing Partner of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU).   Mr. LaVecchia is also currently a managing partner of Sapphire Capital Partners. Mr. LaVecchia also sits on several advisory boards and non-profit boards. The Company believes that Mr. LaVecchia’s investment banking and business experience allows him to contribute business and financing expertise and qualifies him to be a member of the Board.

Don Monaco - Director

On August 26, 2011, Next 1 (the “Company”) appointed Don Monaco, age 59, as a member of its Board of Directors. Mr. Monaco is the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers. Mr. Monaco spent over 18 years as a Partner and Senior Executive and has 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and as Commissioner and Vice-President of the Duluth Economic Development Authority. Mr. Monaco is also the President of the Monaco Air Foundation, Chairman of the Miller-Dwan Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, Co-Chair of the Northern Aero Alliance, a Director for the Destination Duluth nonprofit corporation, a member of the Duluth Chamber of Commerce Military Affairs Committee, and a member of Lake Superior College's Center for Advanced Aviation Steering Committee. We selected Mr. Monaco to serve on our Board because he brings a strong business background to the Company, and adds significant strategic, business and financial experience. Mr. Monaco’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us.

Doug Checkeris - Director

On December 21, 2012, the Company appointed Doug Checkeris, 57, as a member of its Board of Directors. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Doug’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP. We selected Mr. Checkeris to serve on our Board because he brings to the board extensive knowledge of the media industry. Having served in senior corporate positions in many media related companies he has a vast knowledge of the industry.

Michael Craig - Director

Effective May 1, 2014, the Company appointed Michael Craig, age 63, as a director of Realbiz Media Group Inc. (the “Company”) Mr. Craig, since August 2012, has been the President of MaasPros, a company in Canada that assists businesses in implementing profitable and measurable digital marketing solutions to converts visitors into qualified leads. From April 2011 to August 2012, Mr. Craig was Chief Operating Officer of Winmar Franchise Corporation, a property restoration company in Canada. From 2009 through 2010, Mr. Craig was a consultant for the Pizzaiolo Gourmet Pizza company. Prior to these positions, Mr. Craig had various positions in many varied industries. Mr. Craig’s technology and vast business experience qualifies him to be a member of the Board. His executive leadership experience provides him with valuable experience.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we are not aware, of any failures to file reports or report transactions in a timely manner during the current fiscal year through the date of this filing other than the late filing of a Form 3(s) for Ms. Linden, Mr. Monaco, Mr. Checkeris, Mr. LaVecchia, Mr. Craig and Mr. Kettlewell and the late filing of one Form 4(s) for Mr. Kerby, two Form 4(s) for Mr. Friedman, six Form 4(s) for Mr. Monaco, four Form 4(s) for Mr. LaVecchia, one Form 4(s) for Ms. Linden, one Form 4(s) for Mr. Checkeris, and three Form 4(s) for Mr. Kettlewell, which we are in the process of preparing.

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary.

Item 11.  Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal years ended February 28, 2014 and 2013:

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Inventive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Kerby, CEO and Chairman of the Board (1), (4), (9)	2014	$376,891	$-0-	$-0-	$-0-	$-0-	$-0-	$14,400	$391,291
	2013	$300,000	$-0-	$-0-	$-0-	$-0-	$-0-	$14,400	$314,400

Deborah Linden, former COO (2), (5), (7)	2014	$20,000	$-0-	$49,800	$-0-	$-0-	$-0-	$-0-	$69,800
	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Adam Friedman, CFO (3), (6), (8)	2014	$150,000	$-0-	$75,000	$-0-	$-0-	$-0-	$-0-	$225,000
	2013	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$150,000

(1)	William Kerby is the CEO and Chairman of Next 1 Interactive, Inc. Mr. Kerby has been CEO since the inception of the Company.
(2)	Deborah Linden was hired as President and COO of Next 1 Interactive, Inc. on Oct 14, 2013. She resigned as President and Chief Operating Officer on May 30, 2014.
(3)	Adam Friedman was hired as CFO on August 16th, 2010.
(4)	Bill Kerby receives an annual base salary of $300,000. He also was paid $76,891 of deferred compensation in this fiscal year.
(5)	Deborah Linden received a base salary of $200,000. For the first 90 day of her contract, she received $5000 per month. 50% of her compensation was allocated to RealBiz Media Group.
(6)	Adam Friedman receives an annual base salary of $150,000.
(7)	Deborah Linden was granted 6,000 shares of Next 1's Series C Preferred Stock on 12/9/2013 at a stated value of $5 per share for a total stock award valued at $30,000. She was also was granted 600,000 shares of Next 1's common stock on 12/8/13 at a fair value at date of grant of $.03 per share for a total stock award valued at $19,800. She recieved a total stock award compensation of $49,800.
(8)	Adam Friedman was granted 15,000 shares of Next 1's Series D Preferred Stock on 3/8/13 at a stated value of $5 per share for a total stock award valued at $75,000.
(9)	William Kerby receives additional compensation in the form of a Car Allowance in the amount of $1,200 per month.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of February 28, 2014:

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

Deborah Linden

Effective October 29, 2013, Ms. Linden entered into a three-year employment agreement (the “Linden Agreement”) with us and RealbizRealBiz. Pursuant to the Linden Agreement, Ms. Linden will be entitled a monthly payment of $5,000 cash and $12,000 in stock (30,000 shares of our Series C Preferred Stock and 600,000 of our shares of common stock) for the first 90 days after the date of the Linden Agreement and thereafter if the parties determine to continue the Agreement she will receive an annual base salary for the first year of $200,000, increasing to $250,000 in the second year. Ms Linden will be issued a bonus of up to 2% of the consolidated EBITDA of the two companies up to a maximum of $150,000 paid in shares of our stock for each year of the Agreement, such bonus earned at the end of each year. The Linden Agreement also includes confidentiality obligations, non-compete and non-solicitation provisions.

If Ms Linden’s employment is terminated for any reason, she or her estate as the case may be, will be entitled to receive the accrued base salary, vacation pay, expense reimbursement , bonus and any other entitlements accrued by her through the date of termination to the extent not previously paid (the “Accrued Obligations”); provided, however, that if her employment is terminated (1) by us other than for Cause, (as defined in the Linden Agreement), disability or death or by Ms Linden for Good Reason (as defined in the Agreement) then we shall continue to pay her the Accrued Obligation for a period of 90 days (2) by reason of her death then we shall continue to pay the Accrued Obligations through the date of death or (3) by reason of Disability (as defined in the Linden Agreement), then we shall continue to pay her Accrued Obligations earned through the calendar month of the termination.

On May 30, 2014, Deborah Linden resigned from her position as President and Chief Operations Officer.

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

DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our directors during the fiscal years ended February 28, 2014 and 2013:

Name	Fiscal Year	Fees Earned	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non Qualified Deferred Comp	All other Compensation	Total

Warren Kettlewell,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director (1)	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Pat LaVecchia,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director (2)	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Donald P. Monaco,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director (3)	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Deborah Linden,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Doug Checkeris,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director (4), (5)	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$60,000	$60,000

Mike Craig,	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$38,000	$38,000
Director (6), (7)	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	As of February 28, 2014 and 2013, 400 stock options were outstanding and exercisable, originally issued on October 3, 2011.

(2)	As of February 28, 2014 and 2013, 400 stock options were outstanding and exercisable, originally issued on October 3, 2011.

(3)	As of February 28, 2014 and 2013, 400 stock options were outstanding and exercisable, originally issued on October 3, 2011.

(4)	On July 8, 2012 issued 8,000 shares of Series C Preferred stock valued at $40,000 for consulting services rendered. The shares were valued at the then share price for sales of Series C Preferred stock.

(5)	On October 3, 2012 issued 4,000 shares of Series C Preferred stock valued at $20,000 for consulting services rendered. The shares were valued at the then share price for sales of Series C Preferred stock.

(6)	On April 24, 2013 issued 7,600 shares of Series B Preferred stock valued at $38,000 for consulting services rendered. The shares were valued at the then share price for sales of Series B Preferred stock.

(7)	This does not include $20,000 paid to MaasPROS on February 10, 2014, a company where he serves as its President.

A formalized Director compensation plan has not been approved as of the date of this filing.

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Common Stock	William Kerby	822,256	(2)	3.90%
Series A Preferred Stock	CEO & Vice Chairman	809,611	(3)	36.53%
Series D Preferred Stock		5,000		0.59%

Common Stock	Warren Kettlewell	373,951	(4)	1.80%
Series A Preferred Stock	Director	331,403	(3)	14.96%

Common Stock	Pat LaVecchia	30,200	(5)	0.20%
Series D Preferred Stock	Director	2,800		0.33%

Common Stock	Donald P. Monaco	1,627,400	(6)	7.50%
Series A Preferred Stock	Director	1,075,000	(3)	48.51%

Common Stock	Doug Checkeris	12,000	(7)	0.10%
Series C Preferred Stock	Director	12,000		28.57%

Common Stock	Deborah Linden	606,000	(8)	3.00%
Series C Preferred Stock	Director	6,000		14.29%

Common Stock	Mike Craig	13,231	(9)	0.10%
Series B Preferred Stock	Director	3,000		1.05%

Common Stock	Adam Friedman	15,800	(10)	0.10%
Series D Preferred Stock	CFO	15,000		1.76%

Common Stock	All Officers and Directors as a group (8 persons)	3,500,838		15.32%
Series A Preferred Stock		2,216,014		100.00%
Series B Preferred Stock		3,000		1.05%
Series C Preferred Stock		18,000		42.86%
Series D Preferred Stock		22,800		2.68%

(1)	The percentage of common stock held by each listed person is based on 20,087,347 shares of common stock issued and outstanding as of the date of this Annual Report. The percentage of Series A Preferred Stock held by each person is based on 2,216,014 shares of Series A Preferred Stock issued and outstanding as of this date of this Annual Report. The percentage of Series B Preferred Stock held by each person is based on 286,700 shares of Series B Preferred Stock issued and outstanding as of this date of this Annual Report. The percentage of Series C Preferred Stock held by each person is based on 42,000 shares of Series C Preferred Stock issued and outstanding as of this date of this Annual Report. The percentage of Series D Preferred Stock held by each person is based on 850,520 shares of Series D Preferred Stock issued and outstanding as of this date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	William Kerby holds 5,842 shares individually. On October 3, 2011, the Company issued to Mr. Kerby 800 stock options all of which are fully vested and included as beneficial ownership. Mr. Kerby owns 809,611 of Series A Convertible Preferred shares and as of February 28, 2014 are convertible to 809,611 common shares to be included as beneficial ownership. Mr. Kerby's family members own 5,000 of Series D Convertible Preferred Shares and as of February 28, 2014 are convertible to 5,000 common shares to be included as beneficial ownership. Mr. Kerby’s family member holds an additional 3 common shares. Mr. Kerby is also the owner of In-Room Retail Systems, LLC, an inactive company, which owns 1,000 shares. Due to these relationships, Mr. Kerby beneficially owns 822,256 shares of common stock of the Company.

(3)	Having a voting equivalency of 100 votes per share. The 2,216,014 Series A Preferred Shares owned by the directors converts to 221,601,400 common shares which represents 91.7% of total voting shares.

(4)	Warren Kettlewell holds no shares individually. On October 3, 2011, the Company issued to Mr. Kettlewell 400 stock options of which all are vested and were included as beneficial ownership. Mr. Kettlewell's family members hold an additional 42,148 shares. Mr. Kettlewell owns 331,403 of Series A Convertible Preferred shares and as of February 28, 2014 are convertible to 331,403 common shares to be included as beneficial ownership. Due to these relationships, Mr. Kettlewell beneficially owns 373,951 shares of common stock of the Company.

(5)	Pat LaVecchia holds 27,000 shares individually. On October 3, 2011, the Company issued to Mr. LaVecchia 400 stock options of which all are vested and were included as benefical ownership. Mr. LaVecchia owns 2,800 of Series D Convertible Preferred Shares and as of February 28, 2014 are convertible to 2,800 common shares to be included as beneficial ownership. Mr La Vecchia beneficially owns 30,200 shares of the Company.

(6)	Donald P. Monaco holds 1,000 shares individually. On October 3, 2011, the Company issued to Mr. Monaco 400 stock options of which all are vested and were included as beneficial ownership. Mr. Monaco owns 551,000 warrants that can be converted in 551,000 common shares. Mr. Monaco owns 1,075,000 of Series A Convertible Preferred shares and as of February 28, 2014 are convertible to 1,075,000 common shares to be included as beneficial ownership. Mr. Monaco beneficially owns 1,627,400 shares of the Company.

(7)	Doug Checkeris owns 12,000 of Series C Convertible Preferred Shares and as of February 28, 2014 are convertible to 12,000 common shares to be included as beneficial ownership. Mr. Checkeris beneficially owns 12,000 shares of the Company.

(8)	Deborah Linden owns 600,000 shares individually. Ms. Linden owns 6,000 of Series C Convertible Preferred Shares and as of February 28, 2014 are convertible to 6,000 common shares to be included as beneficial ownership. Ms. Linden beneficially owns 606,000 shares of the Company.

(9)

Mike Craig holds 2,116 shares individually, Mr. Craig jointly owns 7,515 shares with a family member, this family member owns 200 shares and another family member owns 400 shares which are to be included as beneficial ownership. Mr. Craig owns 3,000 shares of Series B Convertible Preferred shares as of February 28, 2014 and are convertible to 3,000 common shares to be included as beneficial ownership. Mr. Craig beneficially owns 13,321 shares of the Company.

(10)	On October 3, 2011, the Company issued to Adam Friedman 800 stock options of which all are vested and were included as beneficial ownership. On March 8, 2013, the Company issued to Mr. Friedman 15,000 of Series D Convertible Preferred Shares and as of February 28, 2014 are convertible to 15,000 common shares to be included as beneficial ownership. Mr. Friedman beneficially owns 15,800 shares of the Company.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2013 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new may convert, in whole or part, into Series A or Series B Preferred stock. As of February 28, 2014, the principal balance due is $50,000 with unpaid accrued interest balance of $5,552. Interest expense recognized for the years ended February 28, 2014 and 2013, is $5,552 and $1,500, respectively. On December 24, 2013 the due date of the note was extended until February 28, 2014. See financial statement footnote 9.

On January 23, 2013, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2013. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of 1 year. As of February 28, 2014, the principal balance due is $25,000 with unpaid accrued interest of $3,956 and is past due. Interest expense recognized for the years ended February 28, 2014 and 2013 is $3,956 and $-0-, respectively. See financial statement footnote 9.

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. The Company incurred no activity during the years ended February 28, 2014 and 2013 and the remaining principal balance as of February 28, 2014 totaled $18,000. See financial statement footnote 10.

On December 24, 2013, the Company entered into a note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal that is past due and $143,151 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to February 28, 2014. Additionally, until February 28, 2014, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company.

On April 13, 2013, the Company issued 7,600 shares of Series B Preferred stock valued at $38,000 and on February 10, 2014 paid $20,000 to a director as compensation for consulting services rendered by an entity owned by the director.

On July 8, 2012, the Company issued 8,000 shares of Series C Preferred stock valued at $40,000; on October 3, 2012, the Company issued 4,000 shares of Series C Preferred stock valued at $20,000; and on October 3, 2012, the Company issued 1,000 shares of Series D Preferred stock valued at $5,000.

On February 10, 2014, the Company contracted with MaasPROS to develop a program for its travel division. Mike Craig, a director, is the President of MaasPROS. The Company has paid MaasPROS $40,000 through June 13, 2014.

Director Independence

None of our directors are deemed to be independent with the exception of Pat LaVecchia and Mike Craig.

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

2014	$55,500
2013	$55,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2014	$0
2013	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2014	$0
2013	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0
2013	$0

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation of Maximus (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.2	Amendment to the Articles of Incorporation of Maximus (as filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

3.3	Bylaws of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.4	Bylaws of Extraordinary Vacations USA, Inc. (as filed as Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177) filed on March 12, 2009)

3.5	Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Next 1 Interactive, Inc., filed with the SEC on Form 10-K on June 13, 2013*

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Next 1 Interactive, Inc., filed with the SEC on Form 10-K on June 13, 2013*

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Next 1 Interactive, Inc., filed with the SEC on Form 10-K on June 13, 2013*

4.1	$3,000,000 Zero Coupon Debenture (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

4.2	Common Stock Purchase Warrant, issued October 26, 2010, in favor of Lincoln Park Capital Fund, LLC (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.3	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation(as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

4.4	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010)

4.5	Note Amendment between the Company and Mark Wilton dated February 24, 2014 filed with the SEC on Form 8-K on February 27, 2014

10.1	Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-154177) on October 10, 2008)

10.2	Form of Subscription and Investment Representation Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2010)

10.3	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010)

10.4	Purchase Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010)

10.5	Registration Rights Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2010)

10.6	Strategic Media Agreement, dated August 29, 2010, by and between Next 1 Interactive, a Nevada corporation and Market Update Network Corp., d/b/a MUNCmedia, a Washington corporation (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2010)

10.7	Settlement Agreement, dated May 28, 2010, by and among the Company and Televisual Media Works, LLC, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 8, 2010)

10.8	Asset Purchase Agreement, dated August 17, 2009, by and among Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

10.9	Asset Purchase Agreement between Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009)

14.1	Code of Ethics (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

14.2	Code of Business Conduct (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012*

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2012*

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document* *

101.SCH	XBRL Schema Document* *

101.CAL	XBRL Calculation Linkbase Document* *

101.DEF	XBRL Definition Linkbase Document* *

101.LAB	XBRL Label Linkbase Document* *

101.PRE	XBRL Presentation Linkbase Document**

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2014		NEXT 1 INTERACTIVE, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer
and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 13, 2014
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 13, 2014
Adam Friedman	(Principal Financial and Accounting Officer)

/s/ Warren Kettlewell	Director	June 13, 2014
Warren Kettlewell

/s/ Pat LaVecchia	Director	June 13, 2014
Pat LaVecchia

/s/ Don Monaco	Director	June 13, 2014
Don Monaco

/s/ Deborah Linden	Director	June 13, 2014
Deborah Linden

/s/ Doug Checkeris	Director	June 13, 2014
Doug Checkeris

/s/ Mike Craig	Director	June 13, 2014
Mike Craig

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Next 1 Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. and Subsidiaries. as of February 28, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended February 28, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. and Subsidiaries at February 28, 2014 and 2013 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses of $18,295,802 and net cash used in operations of $4,590,428 for the year ended February 28, 2014 and the Company had an accumulated deficit of $87,625,076 and a working capital deficit of $13,549,796 at February 28, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Boca Raton, Florida

June 11, 2014

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28,	February 28,
	2014	2013
Assets
Current Assets
Cash	$117,818	$36,351
Accounts receivable, net of allowance for doubtful accounts	61,635	77,054
Stock subscription receivable	48,380	110,000
Prepaid expenses and other current assets	101,691	49,000
Security deposits	26,662	28,612
Total current assets	356,186	301,017

Property and equipment, net	55,385	-
Website development costs and intangible assets, net	4,081,327	4,288,761
Total assets	$4,492,898	$4,589,778

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,768,831	$2,659,069
Other current liabilities	56,103	159,124
Derivative liabilities - convertible promissory notes	1,355,613	304,987
Derivative liabilities - preferred stock	-	98,600
Convertible promissory notes, net of discount of $70,401 and $6,777, respectively	7,099,985	7,478,828
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	650,000	650,000
Convertible notes payable of subsidiary	280,000	615,264
Other advances	68,000	68,000
Other notes payable	145,000	175,000
Settlement agreements	-	64,167
Shareholder loans	379,000	445,000
Notes payable - current portion	1,103,450	954,072
Total current liabilities	13,905,982	13,672,111

Convertible promissory notes - long term portion, net of discount of $-0- and $22,694, respectively	-	36,941

Total liabilities	13,905,982	13,709,052

Stockholders' Deficit
Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at February 28, 2014 and 2,366,014 shares issued and outstanding at February 28, 2013, respectively	22,160	23,660
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 285,900 shares issued and outstanding at February 28, 2014 and 416,200 shares issued and outstanding at February 28, 2013, respectively	3	4
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 42,000 shares issued and outstanding at February 28, 2014 and 36,000 shares issued and outstanding at February 28, 2013, respectively	-	-
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 860,520 shares issued and outstanding at February 28, 2014 and 1,132,077 shares issued and outstanding at February 28, 2013, respectively	9	11
Convertible preferred stock subscribed	-	100,000
Common stock, $.00001 par value; 500,000,000 shares authorized; 17,579,280 shares issued and outstanding at February 28, 2014 and 12,977,942 shares issued and outstanding at February 28, 2013, respectively	176	130
Additional paid-in-capital	73,877,065	61,958,113
Stock subscription receivable	(5,000)	-
	73,894,413	62,081,918
Other comprehensive income	119,235	33,459
Accumulated deficit	(87,625,076)	(71,193,862)
Total Next 1 Interactive, Inc. stockholders' deficit	(13,611,428)	(9,078,485)
Noncontrolling interest	4,198,344	(40,789)
Total stockholders' deficit	(9,413,084)	(9,119,274)
Total liabilities and stockholders' deficit	$4,492,898	$4,589,778

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the years ended

	February 28,	February 28,
	2014	2013

Revenues
Travel and commission revenues	$464,998	$550,367
Real estate media revenues	1,098,377	436,748
Total revenues	1,563,375	987,115

Cost of revenues	412,225	501,460

Gross profit	1,151,150	485,655

Operating expenses
Salaries and benefits	2,546,077	1,566,043
Selling and promotions expense	309,359	131,504
General and administrative	6,513,014	3,618,261
Total operating expenses	9,368,450	5,315,808

Operating loss	(8,217,300)	(4,830,153)

Other income (expense)
Interest expense	(1,129,388)	(1,774,792)
Loss on settlement of debt	(3,319,446)	(309,201)
Loss on debt modification	(4,808,145)	-
Gain on legal settlement	124,437	701,026
Gain (loss) on change in fair value of derivatives	(952,026)	2,081,029
Other expense	6,066	(101,011)
Total other income (expense)	(10,078,502)	597,051

Net loss	(18,295,802)	(4,233,102)

Net loss attributable to the noncontrolling interest	1,881,282	40,789

Net loss attributable to Next 1 Interactive, Inc.	$(16,414,520)	$(4,192,313)

Preferred Stock Dividend	(16,694)	(18,373)

Net loss attributable to Common Shareholders	$(16,431,214)	$(4,210,686)

Weighted average number of shares outstanding	13,977,561	7,407,990

Basic and diluted net loss per share	$(1.18)	$(0.57)

Comprehensive loss:
Unrealized loss on foreign currency translation adjustment	(85,776)	(33,459)
Comprehensive loss	$(16,516,990)	$(4,244,145)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended

	February 28,	February 28,
	2014	2013
Cash flows from operating activities:
Net loss applicable to Next 1 Interactive, Inc. common stock	$(16,414,520)	$(4,192,313)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(1,881,282)	(40,789)
Warrants issued in lieu of interest	-	38,774
Loss on conversion of debt	3,319,446	309,201
Gain on legal settlement of debt	(124,437)	(701,026)
Loss on debt modification	4,808,145	-
Other comprehensive loss	85,776	33,459
Bad debt expense	76,823	-
Amortization and depreciation	1,425,522	604,008
Amortization of discount on notes payable	952,070	1,089,639
Stock based compensation and consulting fees	2,212,219	1,247,021
Conversion penalties and fee assessed for debt assignments	-	130,100
Loss (gain) on change in fair value of derivatives	952,026	(2,081,029)
Changes in operating assets and liabilities:
Increase in accounts receivable	(61,404)	(35,459)
Increase in subscription receivable	(48,380)	-
Increase in prepaid expenses and other current assets	(52,690)	(49,000)
Decrease in security deposits	1,950	17,999
Increase (decrease) in accounts payable and accrued expenses	199,309	(1,102,347)
Decrease in other current liabilities	(41,001)	(512,554)
Net cash used in operating activities	(4,590,428)	(5,244,316)

Cash flows from investing activities:
Payments related to website development costs	(675,300)	-
Payments for computer equipment	(62,516)	-
Retirement of Series D shares	(6,000)	-
Advances related to notes receivable	(20,000)	-
Proceeds received related to notes receivable	20,000	-
Net cash used in investing activities	(743,816)	-

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	744,500
Payments on convertible promissory notes	(120,500)	(77,667)
Proceeds from other notes payable	90,000	125,000
Principal payments of other notes payable	(120,000)	(20,000)
Principal payments of settlement agreements	(64,167)	(85,750)
Proceeds from shareholder loans	55,000	843,000
Payment on shareholder loans	-	(20,000)
Proceeds from sundry notes payable	85,000	-
Principal payments on sundry notes payable	(105,622)	(42,500)
Principal payments on capital lease	-	(25,405)
Proceeds from issuance of series A preferred shares	-	75,000
Proceeds from issuance of series B preferred shares	-	1,823,000
Proceeds from issuance of series C preferred shares	-	50,000
Proceeds from issuance of series D preferred shares	1,151,000	1,878,500
Proceeds from the collection of stock subscription receivable	105,000	-
Proceeds from exercise of common stock warrants	225,950	-
Proceeds from issuance of common stock and warrants	4,114,050	-
Net cash provided by financing activities	5,415,711	5,267,678

	February 28,	February 28,
	2014	2013

Net increase in cash	81,467	23,362

Cash at beginning of period	36,351	12,989

Cash at end of period	$117,818	$36,351

Supplemental disclosure:
Cash paid for interest	$412,006	$350,408

Supplemental disclosure of non-cash investing and financing activity:
Series A shares converted to Series C shares:
Value	$150,000	$-
Shares	150,000	-

Shares/Warrants issued for conversion of debt to equity:
Common stock:
Value	$6,335	$681,792
Shares	618,000	11,442,205

Series A Preferred:
Value	$-	$273,951
Shares	-	273,951

Series D Preferred:
Value	$28,067	$925,646
Shares	5,613	185,129

Shares/Warrants issued for conversion of shareholder loans:
Series A Preferred:
Value	$-	$207,452
Shares	-	207,452

Series D Preferred:
Value	$-	$170,000
Shares	-	32,000

Shares/Warrants issued for conversion of accounts payable:
Series D Preferred:
Value	$-	$18,000
Shares	-	3,600

Shares issued for investment in subsidiary
Series D Preferred:
Value	$-	$1,900,000
Shares	-	380,000

	February 28,	February 28,
	2014	2013

Preferred stock converted into RealBiz Media Group, Inc. common stock:
Series B Preferred:
Value	$919,498	$-
Shares	183,900	-

Series C Preferred:
Value	$150,000	$-
Shares	30,000	-

Series D Preferred:
Value	$2,991,998	$-
Shares	598,220	-

Stock options vested:
Value	$-	$10,125
Number of options	-	2,025

Preferred stock dividend:
Series A Preferred	-	3,790

Warrants issued in lieu of interest
Value	$-	$38,774
Shares	-	1,475,000

Warrants issued for debt modification
Value of debt modified	$6,071,703	$-
Value of warrants issued	$4,809,308
Quantity	12,000,000	-

Convertible promissory note assignments to new third party investors
Value	$478,000	$486,600

Conversion of shareholder advances to convertible promissory notes
Value	$110,000	$225,000

Previously subscribed shares now issued:
Series D Preferred:
Value	$100,000	$-
Shares	20,000	-

Shares of RealBiz Media Group, Inc common stock issued for website development costs
Series D Preferred:
Value	$418,000	$-
Shares	100,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Deficit

												Additional		Other			Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Stock	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Shares	Amount	Capital	Stock	Income	Deficit	Interest	(Deficit)

Balances, February 29, 2012	1,809,611	$18,096	-	$-	-	$-	-	$-	$-	1,150,003	$12	$52,735,407	$-	$-	$(66,983,176)	$-	$(14,229,661)

Preferred stock/warrants issued for cash:
Series A	75,000	750	-	-	-	-	-	-	-	-	-	74,250	-	-	-	-	75,000
Series B	-	-	364,600	4	-	-	-	-	-	-	-	1,822,996	-	-	-	-	1,823,000
Series C	-	-	-	-	10,000	-	-	-	-	-	-	50,000	-	-	-	-	50,000
Series D	-	-	-	-	-	-	372,700	4	-	-	-	1,863,496	-	-	-	-	1,863,500

Shares issued for consulting:
Common stock	-	-	-	-	-	-	-	-	-	385,734	4	54,759	-	-	-	-	54,763
Series B	-	-	51,600	-	-	-	-	-	-	-	-	258,000	-	-	-	-	258,000
Series C	-	-	-	-	26,000	-	-	-	-	-	-	130,000	-	-	-	-	130,000
Series D	-	-	-	-	-	-	158,648	2	-	-	-	794,132	-	-	-	-	794,134

Shares issued for conversion of debt to equity:
Common stock	-	-	-	-	-	-	-	-	-	11,442,205	114	681,678	-	-	-	-	681,792
Series A preferred stock	481,403	4,814	-	-	-	-	-	-	-	-	-	476,589	-	-	-	-	481,403
Series D preferred shares	-	-	-	-	-	-	185,129	2	-	-	-	925,644	-	-	-	-	925,646

Series D preferred shares issued for conversion of shareholder advances	-	-	-	-	-	-	32,000	-	-	-	-	160,000	-	-	-	-	160,000

Series D preferred shares issued for accounts payable	-	-	-	-	-	-	3,600	-	-	-	-	18,000	-	-	-	-	18,000

Series D preferred shares issued for investment in subsidiary	-	-	-	-	-	-	380,000	3	-	-	-	1,899,996	-	-	-	-	1,899,999

Series D preferred shares subscriptions	-	-	-	-	-	-	-	-	100,000	-	-	-	-	-	-	-	100,000

Warrants Issued in lieu of interest	-	-	-	-	-	-	-	-	-	-	-	38,774	-	-	-	-	38,774

Stock compensation - options vested	-	-	-	-	-	-	-	-	-	-	-	10,125	-	-	-	-	10,125

Preferred stock dividend(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(18,373)	-	(18,373)

Net loss applicable to Next 1 Interactive, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,192,313)	-	(4,192,313)

Net loss attributable to the noncontrolling interest															-	(40,789)	(40,789)

Other comprehensive income														33,459	-	-	33,459

Derivative liability on Series D preferred shares issued for investment in subsidiary	-	-	-	-	-	-	-	-	-	-	-	(35,733)	-	-	-	-	(35,733)

Balances, February 28, 2013	2,366,014	$23,660	416,200	$4	36,000	$-	1,132,077	$11	$100,000	12,977,942	$130	$61,958,113	$-	$33,459	$(71,193,862)	$(40,789)	$(9,119,274)

Common shares issued for cash	-	-	-	-	-	-	-	-	-	1,361,750	14	129,036	-	-	-	-	129,050

Common stock warrants exercised and common shares issued for cash	-	-	-	-	-	-	-	-	-	334,500	3	15,947	-	-	-	-	15,950

Series D Preferred stock/warrants issued for cash	-	-	-	-	-	-	230,200	2	-	-	-	1,150,998	-	-	-	-	1,151,000

Series D shares issued from prior year stock subscribed	-	-	-	-	-	-	20,000	-	(100,000)	-	-	100,000	-	-	-	-	-

Series D shares issued from prior year subscription receivable	-	-	-	-	-	-	-	-	(5,000)	-	-	-	-	-	-	-	(5,000)

Shares issued for consulting:
Common stock	-	-	-	-	-	-	-	-	-	1,562,088	16	108,241	-	-	-	-	108,257
Series B	-	-	53,600	1	-	-	-	-	-	-	-	267,999	-	-	-	-	268,000
Series D	-	-	-	-	-	-	25,100	-	-	-	-	126,187	-	-	-	-	126,187

Shares issued for conversion of debt to equity:
Common stock	-	-	-	-	-	-	-	-	-	618,000	6	6,329	-	-	-	-	6,335
Series D preferred shares	-	-	-	-	-	-	5,613	-	-	-	-	28,067	-	-	-	-	28,067

Series A preferred shares converted to Series C preferred shares	(150,000)	(1,500)	-	-	36,000	-	-	-	-	-	-	1,500	-	-	-	-	-

Series B preferred shares converted to RealBiz Media Group, Inc. common stock	-	-	(183,900)	(2)	-	-	-	-	-	-	-	(919,498)	-	-	-	-	(919,500)

Series C preferred shares converted to RealBiz Media Group, Inc. common stock	-	-	-	-	(36,000)	-	-	-	-	-	-	(150,000)	-	-	-	-	(150,000)

Series D preferred shares converted to RealBiz Media Group, Inc. common stock	-	-	-	-	-	-	(598,220)	(4)	-	-	-	(2,991,994)	-	-	-	-	(2,991,998)

Shares issues as stock compensation:

												Additional		Other			Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Stock	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Shares	Amount	Capital	Stock	Income	Deficit	Interest	(Deficit)

Common shares	-	-	-	-	-	-	-	-	-	600,000	6	19,794	-	-	-	-	19,800
Series C preferred	-	-	-	-	6,000	-	-	-	-	-	-	30,000	-	-	-	-	30,000
Series D preferred	-	-	-	-	-	-	42,500	-	-	-	-	212,500	-	-	-	-	212,500

Series D preferred shares issued to employees of RealBiz Media Group, Inc.	-	-	-	-	-	-	5,250	-	-	-	-	26,250	-	-	-	-	26,250

Series D preferred shares retired	-	-	-	-	-	-	(2,000)	-	-	-	-	(6,000)	-	-	-	-	(6,000)

Cashless warrants exercised and common shares issued	-	-	-	-	-	-	-	-	-	125,000	1	(1)	-	-	-	-	-

Beneficial conversion	-	-	-	-	-	-	-	-	-	-	-	554,582	-	-	-	-	554,582

Preferred stock dividend(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,694)	-	(16,694)

Net loss applicable to Next 1 Interactive, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,414,520)	-	(16,414,520)

Net loss attributable to the noncontrolling interest															-	(1,881,282)	(1,881,282)

Subsidiary sales of stock less noncontrolling interest												13,209,015				6,120,415	19,329,430

Other comprehensive income														85,776	-	-	85,776

Balances, February 28, 2014	2,216,014	$22,160	285,900	$3	42,000	$-	860,520	$9	$(5,000)	17,579,280	$176	$73,877,065	$-	$119,235	$(87,625,076)	$4,198,344	$(9,413,084)

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a media based company focusing directly on the travel segment and indirectly through our 61% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Next 1 is a multi-faceted interactive media company whose key focus is around what we believe to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. We are engaged in the business of providing digital media and marketing services for the travel industry and, indirectly through RealBiz, for the real estate industry. We plan to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. We currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. We have three divisions: (x) our Maupintour Extraordinary Vacations, which is the oldest tour operator in the United States; (y) NextTrip.com, a video and media website with state of the art booking engines; (z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commission. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has three divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) its TV media contracts (Extraordinary Vacation Homes/ Third home) division; and (iii) its Real Estate Virtual Tour and Media group (RealBiz 360). The cornerstone of all three divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. At present the Company operates travel companies and travel media services, RealBiz Media Group Inc., operates the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, You Tube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network

RealBiz Media is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media currently generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz has positioned itself in the following three areas summarized here and explained in more detail below:

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

The Company owns an 85% interest in RealBiz Holdings, Inc. and a 61% interest in RealBiz Media and these entities’ accounts are consolidated in the accompanying financial statements because we have control over operating and financial policies. All inter-company balances and transactions have been eliminated. The 39% non-controlling interest in RealBiz Media Group, Inc. is represented by 1,009,762 shares of Series A Preferred Stock with an annual dividend rate of 10% and 58,097,461 share of RealBiz Media Group, Inc. common stock

Noncontrolling Interests

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. The Company regularly reviews outstanding receivables and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the years ended February 28, 2014 and 2013, the Company recognized an allowance for doubtful accounts of $76,823 and $-0-, respectively.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $7,131 and $-0- for the years ended February 28, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2014, the Company did not impair any long-lived assets.

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

Website Development Costs(continued)

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

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Earnings per Share(continued)

The Company’s common stock equivalents include the following:

	February 28, 2014	February 28, 2013
Series A convertible preferred stock issued and outstanding	221,601,400	2,366,014
Series B convertible preferred stock issued and outstanding	285,900	2,138,000
Series C convertible preferred stock issued and outstanding	42,000	180,000
Series D convertible preferred stock issued and outstanding	860,520	5,760,385
Warrants to purchase common stock issued, outstanding and exercisable	8,178,184	6,495,778
Stock options issued, outstanding and exercisable	4,050	4,050
Shares on convertible promissory notes	10,776,616	32,133,155
	241,748,670	49,077,382

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

Media

Through our subsidiary, RealBiz Media Group, Inc., marketing and promotional services are provided to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the then-current month as well as deferred revenue liabilities representing the collected fee for services yet to be delivered.

Under these policies, no revenue is recognized unless persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is deemed reasonably assured. The Company considers an insertion order signed by the client or its agency to be evidence of an arrangement.

Cost of Revenues

Cost of revenues, for the travel segment, includes costs directly attributable to services sold and delivered. These costs include such items as amounts paid for airlines, hotels, excursions, sales commissions to business partners, industry conferences and public relations costs. Cost of revenues, for the media segment, include such items as credit card fees, sales commission to business partners, expenses related to our participation in industry conferences, and public relations expenses.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2014 and 2013 was $309,359 and $131,504.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Share Based Compensation

The Company computes share based payments to employees in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. Equity instrument issued to non-employees for goods or services are accounted for at fair value and marked to market until service is complete or a performance commitment date is reached, whichever is earlier, in accordance with ASC 505-50.

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

Foreign Currency and Other Comprehensive Income (Loss)

The functional currency of our foreign subsidiaries is the applicable local currency, the Canadian dollar. The translation from the respective foreign currencies to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange gains of $13,827 and $2,334 for the years ended February 28, 2014 and 2013, respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the years ended February 28, 2014 and 2013, the unrealized loss on foreign currency translation adjustment was $85,776 and $33,459 respectively.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of February 28, 2014 - Canadian dollar .8981 to $1.00

•	As of February 28, 2013 - Canadian dollar .9747 to $1.00

•	For the year ended February 28, 2014 - Canadian dollar .9684 to $1.00

•	For the year ended February 28, 2013 - Canadian dollar 1.0015 to $1.00

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Reclassifications

The Company reclassified certain amounts previously reported in the fiscal year ended February 28, 2013 to conform to the classifications used in the period ended February 28, 2014. Such reclassifications have no effect on the reported net loss.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 did not have a material impact on the company's financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 did not have a material impact on the company's financial position or results of operations.

In February 2013, the FASB issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. For public companies, these amendments are effective for reporting periods beginning after December 15, 2012. Other than a change in presentation, the adoption of these amendments to the accounting guidance did not have a material impact on the Company's consolidated financial position or results of operations.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $87,625,076 and a working capital deficit of ($13,549,796) at February 28, 2014, net losses for the year ended February 28, 2014 of $18,295,802 and cash used in operations during the year ended February 28, 2014 of $4,590,428. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations.

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

Note 4 – Property and Equipment

During the year ended February 28, 2014, the Company recorded the purchase of $42,149 of computer equipment which has not been placed into service and $20,367 of computer equipment placed into service. Any property and equipment previously recorded in prior fiscal years, was fully impaired and written off. Computer equipment placed into service is depreciated using the straight-line method over an estimated useful life of three (3) years. Depreciation expense recorded for the years ended February 28, 2014 and 2013 was $7,131 and $-0-, respectively.

Note 5 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	February 28, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	2.1 years	$4,796,178	$1,913,256	$2,882,922
Website development costs	0.1 years	756,980	731,875	25,105
Website development costs (not placed in service)	3.0 years	1,173,300	-0-	1,173,300
		$6,726,458	$2,645,131	$4,081,327

	February 28, 2013
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Supplier Relationships	0.0 years	$7,938,935	$7,938,935	$-0-
Technology	0.0 years	5,703,829	5,703,829	-0-
Sales/Marketing Agreement	3.1 years	4,796,178	535,908	4,260,270
Website development costs	0.7 years	719,323	690,832	28,491
Trade Name	0.0 years	291,859	291,859	-0-
		$19,450,124	$15,161,363	$4,288,761

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be up to 4 years, except for the website development costs which is 3 years. The Company evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 28, 2014 and 2013. Amortization expense related to intangible assets was $1,418,391 and $604,008 for the years ended February 28, 2014 and February 28, 2013, respectively.

Note 6 – Acquisitions

On October 3, 2012, the Company entered a securities exchange agreement and exercised the option purchase agreement to purchase 664.1 common shares of RealBiz Holdings, Inc. The Company applied $300,000 of cash, issued a Series D Preferred Stock subscription agreement for

380,000 shares valued at $1,900,000 and agreed to a $50,000 thirty day (30) day post-closing final buyout bringing the total value of the agreement to $2,250,000.

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

Note 6 – Acquisitions (continued)

Unaudited pro forma results of operations data as if the acquisition of RealBiz Holdings, Inc. and RealBiz Media Group, Inc. had occurred as of

March 1, 2012 is as follows:

The Company, Real Biz Holdings, Inc and RealBiz Media Group, Inc.
For the year ended
February 28, 2013

Pro forma revenue	$1,743,620

Pro forma operating loss	$5,388,815

Pro forma net loss	$4,850,543

Pro forma basic and diluted net loss per share	$.65

On October 9, 2012, Next 1 and RealBiz Media, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, the Company received all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché in turn owns approximately 85% of a corporation named RealBiz Holdings Inc., which is the parent corporation of RealBiz360, Inc. (“RealBiz”). RealBiz is a real estate media services company whose proprietary video processing technology has made it one of the leaders in providing home virtual tours to the real estate industry. In exchange for our Attaché shares, the Company received 93 million shares of newly designated Series A Convertible Preferred Stock (”Webdigs Series A Stock”). The exchange of Attaché shares in exchange for Webdigs Series A Stock is referred to as the “Exchange Transaction.”

Note 7 – Accounts Payable and Accrued Expenses

For the years ended February 28, 2014 and 2013, accounts payable and accrued expenses consist of the following, respectively:

	February 28,	February 28,
	2014	2013

Trade accounts payable	$1,448,379	$1,902,896
Accrued interest	603,695	533,456
Deferred salary	453,868	76,891
Accrued expenses - other	262,889	145,826
	$2,768,831	$2,659,069

During the year ended February 28, 2014, the Company negotiated the reduction of outstanding balances with various vendors resulting in a gain on settlement of debt in the amount of $59,411.

Note 8 – Notes Payable

The following table sets forth the notes payable as of February 28, 2014 and 2013, respectively:

	Principal
	2/28/14	2/28/13
On September 6, 2011, the Company re-negotiated the note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. As of February 28, 2014, the remaining principal balance is $510,000 and the Company is in default of this note.	$510,000	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year, matures in March 2011 and is payable in quarterly installments of $25,000. As of February 28, 2014, the remaining principal balance is $137,942, un-paid accrued interest is $160,114 and the Company is in default of this note.	137,942	167,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principal and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000. As of February 28, 2014, the remaining principal balance is $25,000, un-paid accrued interest is $8,754 and the Company is in default of this note.	25,000	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June1, 2010. As of February 28, 2014, the Company has not made any installment payments on this obligation, the remaining principal balance is $30,000, un-paid accrued interest is $15,497 and the Company is in default of this note.	30,000	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed a 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this Note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the Note. As of February 28, 2014, the remaining principal balance is $221,129, un-paid accrued interest is $14,308 and the Company is in default on the note.	221,130	221,130
	924,072	954,072
Notes and advances attributable to consolidated subsidiary

RealBiz Media Group, Inc., received $35,000 in proceeds and signed a 19% promissory note with a maturity date of May 15, 2014. The Company is obligated to make twelve equal payments of $3,225 beginning June 15, 2013.	9,378	-0-

RealBiz Media Group, Inc., received $50,000 in proceeds from a non-related third party investor in a non-interest bearing advance. It is anticipated that this loan will be converted into either a debt or equity instrument. As of the date of this audit report its status has remained unchanged.	50,000	-0-

RealBiz Media Group, Inc., incurred consulting fees in the amount of $120,000 recorded as a non-interest bearing advance from a non-related third party investor. It is anticipated that this loan will be converted into either a debt or equity instrument. As of the date of this audit report its status has remained unchanged.	120,000	-0-
	$1,103,450	$954,072
Interest charged to operations relating to these notes was $33,854 and $38,086, respectively for the years ended February 28, 2014 and 2013.

Note 9 – Other Notes Payable

The following table sets forth the other notes payable as of February 28, 2014 and 2013, respectively:

	Principal
	2/28/14	2/28/13
Related parties:
A director and officer has advanced funds, at the interest rate of 18% per annum, to the Company since inception of which the principal amounts have been repaid. As of February 28, 2014, the Company does not have any principal balance or accrued interest. Interest expense recognized for the years ended February 28, 2014 and 2013 is $156 and $270 respectively.	$-0-	$-0-

An entity where a director/officer of the Company is president has advanced funds to the Company since inception of which the principal amounts have been repaid. As of February 28, 2014, the Company does not have any principal balance due to this entity, however there is an unpaid accrued interest balance totaling $5,967 Interest expense recognized for the years ended February 28, 2014 and 2013 is $1,594 and $1,881, respectively.	-0-	-0-

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of 2 years. During the year ended February 28, 2013, the Company made a total of $20,000 in principal payments leaving a balance due of $30,000 at February 28, 2013. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2013 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. As of February 28, 2014, the principal balance due is $50,000 with unpaid accrued interest balance of $5,552. Interest expense recognized for the years ended February 28, 2014 and 2013, is $5,552 and $1,500, respectively. On December 24, 2013 the due date of the note was extended until February 28, 2014.	50,000	30,000

On January 23, 2013, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2013. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of 1year. As of February 28, 2014, the principal balance due is $25,000 with unpaid accrued interest of $3,956 and is past due. Interest expense recognized for the years ended February 28, 2014 and 2013 is $3,956 and $-0-, respectively.	25,000	75,000

Non-related parties:
The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a six year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. On September 26, February 29, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value, leaving a remaining principal balance of $70,000 and un-paid accrued interest of $19,446 as of February 28, 2014. As of February 28, 2014, the principal balance of this note is in default.

The fair value of the 200 warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years. The fair value of warrants is amortized as finance fees over the term of the loan. The Company has fully amortized the $33,000 in prepaid finance fees incurred upon origination in prior years. Interest charged to operations relating to this note was $5,209 and $4,905, respectively for the years ended February 28, 2014 and 2013.	70,000	70,000
	$145,000	$175,000

Note 10 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. The Company incurred no activity during the years ended February 28, 2014 and 2013 and the remaining principal balance as of February 28, 2014 totaled $18,000.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company incurred no activity during the years ended February 28, 2014 and 2013 and the remaining principal balance as of February 28, 2014 totaled $50,000.

Note 11 – Shareholder Loans

During the year ended February 28, 2014, the Company:

•	received $55,000 in proceeds for shareholder advances

•	converted $11,000 of previous advances into 220,000 shares of RealBiz Media Group, Inc. common stock, resulting in a loss on settlement of debt in the amount of $31,580

•	converted $110,000 of previous advances, simultaneously converting prior convertible promissory notes valued at $478,000 with accrued interest of $16,582 into two new convertible promissory notes of $554,582 and $50,000.

The remaining balance as of February 28, 2014 totaled $379,000.

During the year ended February 28, 2013, the Company:

•	Received $843,000 in proceeds for shareholder advances. Of this amount, $608,000 was designated for Series B Preferred Stock subscriptions together with $130,000 received in the previous year ended February 29, 2012, resulting in Company then issuing 147,600 shares of Series B Preferred Stock subscriptions with a total value of $738,000.

•	Made payments totaling $20,000 against outstanding shareholder advances.

•	Issued 85,000 shares of Series A Preferred stock in satisfaction of $85,000 of shareholder advances as part of a $481,403 exchange agreement with a related-party shareholder and 32,000 shares of Series D Preferred Stock in satisfaction of a $170,000 of outstanding shareholder balances.

•	Entered an agreement with a third-party investor to convert $225,000 of shareholder advances in addition to accrued unpaid interest of $280,000 on various existing convertible promissory notes combining them into a new 6% convertible promissory note valued at $505,000 with a maturity date of October 15, 2014.

The remaining balance as of February 28, 2013 totaled $445,000.

Note 12 – Settlement agreements

On December 1, 2012, the Company entered into a settlement agreement with two convertible promissory note holders and agreed to a series of payments totaling $149,917. The creditors relieved the Company of $145,000 in principal and $32,463 in accrued interest recognizing a gain on settlement of debt for $27,546 as of February 28, 2013. As of February 28, 2014, the Company has completely satisfied the terms of the agreement.

Note 13 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to December 1, 2014 and with a range of fixed and variable conversion features. During years ended February 28, 2014 and 2013, the Company recognized interest expense of $465,885 and $592,471, respectively. The table below summarizes the convertible promissory notes as of February 28, 2014 and 2013.

	2/28/14			2/28/13
	Non Related Party	Related Party	Total	Non Related Party	Related Party	Total
Principal
Beginning balance	$7,545,240	$650,000	$8,195,240	$8,341,905	$355,000	$8,696,905
Additions:
Proceeds received from note issuances	-0-	-0-	-0-	344,500	400,000	744,500
Fees assessed	-0-	-0-	-0-	31,000	-0-	31,000
Penalties assessed	-0-	-0-	-0-	99,100	-0-	99,100
Accrued interest converted	-0-	-0-	-0-	280,000	-0-	280,000
Shareholder advances converted	-0-	-0-	-0-	225,000	-0-	225,000
Notes payable converted	-0-	-0-	-0-	53,000	-0-	53,000
Notes issued through debt consolidation	604,582	-0-	604,582	-0-	-0-	-0-
Debt modification	6,071,703	-0-	6,071,703	-0-	-0-	-0-
Assigned	-0-	-0-	-0—	486,600	-0-	486,600
	6,676,285	-0-	6,676,285	1,519,200	400,000	1,919,200

Subtractions:
Cash payments towards principal	120,500	-0-	120,500	77,667	-0-	77,667
Conversion to common stock	6,335	-0-	6,335	677,801	-0-	677,801
Conversion to preferred series A shares	-0-	-0-	-0-	-0-	105,000	105,000
Conversion to preferred series D shares	25,000	-0-	25,000	865,662	-0-	865,662
Conversion to RealBiz common shares	357,215	-0-	357,215	-0-	-0-	-0-
Cancelation of principal	-0-	-0-	-0-	6,000	-0-	6,000
Settlement of debt	54,763	-0-	54,763	202,135	-0-	202,135
Notes retired through debt consolidation	478,000	-0-	478,000	-0-	-0-	-0-
Notes retired through debt modification	6,009,326	-0-	6,009,326	-0-	-0-	-0-
Assigned	-0-	-0-	-0—	486,600	-0-	486,600
	7,051,139	-0-	7,051,139	2,315,865	105,000	2,420,865

Ending balance	$7,170,386	$650,000	$7,820,386	$7,545,240	$650,000	$8,195,240

Debt Discount
Beginning balance	$29,471	$-0-	$29,471	$924,446	$-0-	$924,446
Additions:
Incurred during the year	555,745	-0-	555,745	194,664	-0-	194,664

Subtractions:
Amortized during the year	514,815	-0-	514,815	1,089,639	-0-	1,089,639

Ending balance	$70,401	$-0-	$70,401	$29,471	$-0-	$29,471

Carrying Value	$7,099,985	$650,000	$7,749,985	$7,515,769	$650,000	$8,165,769
less: current portion	7,099,985	650,000	7,749,985	7,478,828	650,000	8,128,828
long term portion	$-0-	$-0-	$-0-	$36,941	$-0-	$36,941

Principal past due	$494,101	$-0-	$494,101	$6,441,122	$-0-	$6,441,122

During the year ended February 28, 2014, the Company:

•	converted $110,000 of shareholder advances (see footnote 11), simultaneously converting prior convertible promissory notes valued at $478,000 with accrued interest of $16,582 into two new convertible promissory notes of $554,582 and $50,000 with fixed conversion rates into NXOI or RBIZ shares with a maturity date of March 31, 2014. As required, the Company evaluated the beneficial conversion feature of the notes resulting in a debt discount of $554,582, amortizing this amount based on the terms of the notes using the straight line method. As a result, $485,266 was charged to operations as interest for these notes.

•	paid a total of $120,500 in principal against outstanding balances.

•	wrote off $54,763 of remaining principal according to the terms of a forbearance agreement, recognizing a gain of $54,763.

•	converted $6,335 of outstanding principal based on its original terms and issued 618,000 shares of its common stock.

Note 13 – Convertible Promissory Notes (continued)

During the year ended February 28, 2014, the Company (continued):

•	induced a noteholder to convert $357,215 of outstanding principal and $65,487 of accrued interest into 977,732 shares of RealBiz Media's common stocked valued at $3,753,148 recognizing a loss of $3,287,866 .

•	converted $25,000 of outstanding principal, based on its original terms, plus $3,067 of accrued interest with a total value of $28,067 and issued 5,613 shares of Series D Preferred stock.

•	recognized amortization of debt discount during the year ending February 28, 2014 of $514,737 with a remaining expected life of one month.

•	recognized a loss on the change in fair value of derivatives for the year ending February 28, 2014 in the amount of $1,050,626 . The fair value of the derivative liability as of February 28, 2014 is $1,355,613. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.04%, dividend yield of -0-%, volatility factor of 63.10% and expected life of one month.

During the year ended February 28, 2013, the Company,

•	received a total of $744,500 of proceeds of which $344,500 came from non-related third party investors and $400,000 came from related party investors. In turn, the Company issued convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 15, 2014, with various conversion features and 450,000 one (1) year warrants with an exercise price of $0.05.

•	incurred $31,000 in fees for debt assignments and $99,100 of penalties for late conversions for various note holders, increasing each respective noteholder’s principal balance. During the year ended February 28, 2013, the Company converted $280,000 of accrued interest, $225,000 of shareholder loans and $53,000 of notes payable into convertible promissory notes. Additionally, various noteholders assigned $486,600 of principal to new non-related third party investors. In turn, the Company issued $486,600 of convertible promissory notes with interest rates of 6% per annum, maturity dates ranging from February 1, 2013 to December 31, 2013 and with various conversion features.

•	various noteholders voluntarily converted $1,648,463 of principal and the Company issued 11,442,205 shares of its Common Stock, 481,403 shares of Preferred Series A and 185,129 shares of Preferred Series D. Additionally, a noteholder cancelled $6,000 of its principal balance through an amendment of its convertible promissory note. The Company also came to terms with three non-related party note holders and entered into settlement agreements reducing their principal balances by $202,135.

•	recognized $194,664 in debt discount due to the embedded variable conversion features within various notes incurred and an initial derivative liability recorded. The Company used the Black-Scholes option-pricing model to calculate the initial fair value of the derivatives with the following assumptions: risk-free interest rates from 0.14% to 0.27%, dividend yield of -0-%, volatility factor from 282.18% to 397.14% and expected life from 8 to 25 months.

•	recognized amortization of debt discount during the year ending February 28, 2013 of $1,089,639 with a remaining expected life of twenty months.

•	recognized a gain on the change in fair value of derivatives in the amounts of $2,081,029 and $2,223,649, respectively. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.07% to 0.25%, dividend yield of -0-%, volatility factor of 33.29 % to 438.93% and expected life from one to 24 months.

Convertible debt modification (non-related party)

On February 24, 2014, the Company entered into a note amendment with a non-related party lender affecting several outstanding convertible promissory notes totaling $6,009,326 in principal that is past due and $62,377 in accrued interest as of November 30, 2013. The agreement extended the maturity date of all the notes held by the lender to December 1, 2014 and allowing the lender the right to extend the maturity date of each of the notes to December 1, 2015, provided that all quarterly interest payment are made by the due dates of January 15th, April 15th, July 15 and October 15th. Additionally, the agreement changed the conversion feature of each note held by the lender from the variable conversion rate based on market price to a fixed conversion rate of $0.50 per share. As part of the note amendment, the Company's subsidiary, RealBiz Media Group, Inc., issued 12,000,000 one (1) year warrants with an exercise price of $0.50.

Note 13 – Convertible Promissory Notes (continued)

Convertible debt modification (non-related party, continued)

The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the warrants was determined to be $4,809,308, the fair value of the new debt was determined to be $6,070,540 and the carrying amount of the old debt of principal and accrued interest totaling $6,070,703 resulting in a total loss on the extinguishment of debt of $4,808,145. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, expected volatility of 324.34% with a one year life. The Company determined the fair value of the new debt by taking a weighted average of all the Company's existing convertible promissory notes interest rate for a discount rate, calculating that rate to be approximately 7% and computed the present value of the new debt's remaining cash flows.

Convertible debt modification (related party)

On December 24, 2013, the Company entered into a note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal that is past due and $143,151 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to February 28, 2014. Additionally, until February 28, 2014, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company.

The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. Pursuant to Topic ASC 470-60-55-10 it was determined that the related party lender granted a concession as the effective borrowing rate calculated on the new debt is less that the effective borrowing rate of the old debt and can be accounted for as a troubled debt restructuring requiring to account for the modification on a prospective basis. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods.

Convertible promissory note attributable to consolidated subsidiary

During the year ended February 28, 2014, RealBiz Media Group, Inc.:

•	executed a debt assignment agreement, regarding $615,264 of debt, assigning $605,000 of the debt to an un-related third party investor creating a new convertible promissory note valued at $605,000 with a conversion rate of $0.15 per share into the Company's common stock, forgiving $10,264 resulting in a gain on legal settlement.

•	$440,000 of principal was assigned to various non-related third party investors and the Company issued non-interest bearing convertible promissory notes that are due on demand. The conversion feature of $0.15 of these notes was evaluated and determined that $440,000 should be allocated to the beneficial conversion feature ("BCF") and amortized as interest expense over the life of the note. The convertible promissory notes are due on demand, therefore $440,000 of the BCF was charged to interest expense for the year ended.

•	various noteholders converted $325,000 of principal at a conversion rate of $0.15 per share and the Company issued 2,166,666 shares of its common stock and the remaining principal balance at February 28, 2014 is $280,000.

During the year ended February 28, 2013, RealBiz Media Group, Inc.:

•	the Company assumed the debt of $615,264 which was owed to two minority shareholders holding approximately 1.6% of the Company's shares at October 31, 2012.

Note 14 – Stockholders’ Deficit

Preferred stock

The aggregate number of shares of preferred stock that the Company is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.0001 per share (“the Preferred Stock”) with the exception of Series A Preferred shares having a $0.01 par value. The Preferred Stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

Note 14 – Stockholders’ Deficit (continued)

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company, elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing. Additionally, the holders of Series A Preferred Stock, may by written notice to the Company, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock. On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to elect to convert all or any part of such holder's shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock. Furthermore, the amendment allows for conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock. On February 28, 2014, the Company's Preferred Series A shareholders have agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to a fixed price of $0.01.

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

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock has certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock. However, the reset provision was removed thereby eliminating the derivative liability as of February 28, 2014. In accordance with ASC 815-40, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income or expense. The change in fair value of the Series A Preferred Stock derivative liability as of February 28, 2014 and 2013 resulted in non-operating income of $42,881 and $1,263,876, respectively.

During the year ended February 28, 2014, the Company:

•	converted 150,000 Series A preferred shares, held by a related party investor, into 30,000 shares of Series C Preferred Stock valued at $150,000.

During the year ended February 28, 2013, the Company:

•	realized a Series A preferred stock dividend of $3,790

•	issued 75,000 shares of Preferred Series A stock at $1 per share and received $75,000 in proceeds.

•	issued 481,403 shares of Series A preferred stock valued at $481,403 and induced a related party shareholder to convert $112,247 of their convertible promissory notes principal and interest and $85,000 of their shareholder loans resulting in a loss on settlement of debt in the amount of $284,156.

Dividends in arrears on the outstanding preferred shares total $429,198 as of February 28, 2014. The Company had 2,216,014 and 2,366,014 shares issued and outstanding as of February 28, 2014 and 2013, respectively.

Note 14 – Stockholders’ Deficit (continued)

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (“the Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $5 per share or into shares of RealBiz Media’s common stock at $0.05 per share.

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

During the year ended February 28, 2014, the Company:

•	issued 53,600 shares of Series B Preferred Stock for services rendered, consisting of financing and consulting fees valued at $268,000. The value of the Series B Preferred Stock was based on the fair value of the stock at the time of issuance.

•	Upon investor’s request, converted 183,900 shares of Series B Preferred Stock, at its stated value per share of $5, into 18,603,312 shares of RealBiz Media’s common stock with a total value of $919,500.

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 364,600 shares of Series B preferred stock at $5 per share and 1,630,250 one (1) to five (5) year common stock warrants with an exercise price of $0.02 to $2.50 and received $1,692,728 in proceeds, net of $272 of bank charges plus $130,000 received in the prior year ended February 29, 2012 with a total value of $1,823,000.

•	entered into Series B preferred stock subscription agreements and issued 51,600 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $258,000. The value of the preferred stock issued is based on the fair value of the stock at the time of issuance.

Dividends in arrears on the outstanding preferred shares total $332,422 as of February 28, 2014. The Company had 285,900 and 416,200 shares issued and outstanding as of February 28, 2014 and 2013, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). The holders of Series C Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $5 per share or into shares of RealBiz Media’s common stock at $0.10 per share.

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

During the year ended February 28, 2014, the Company:

•	converted 150,000 shares of Series A Preferred Stock into 36,000 shares of Series C Preferred Stock valued at $150,000. Simultaneously, converting the same 36,000 shares of Series C Preferred Stock into 1,500,000 shares of RealBiz Media’s common stock at a value of $150,000.

•	issued 6,000 shares of its Series C Preferred stock as part of an employment agreement with an executive valued at $30,000.

Note 14 – Stockholders’ Deficit (continued)

Series C Preferred Stock (continued)

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 10,000 shares of Series C preferred stock at $5 per share and received $50,000 in proceeds.

•	entered into Series C preferred stock subscription agreements and issued 26,000 shares in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $130,000. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable.

Dividends in arrears on the outstanding preferred shares total $26,514 as of February 28, 2014. The Company had 42,000 and 36,000 shares issued and outstanding as of February 28, 2014 and 2013, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). The holders of Series D Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $5 per share or into shares of RealBiz Media’s common stock at $0.15 per share.

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

During the year ended February 28, 2014, the Company:

•	issued 20,000 previously subscribed shares of Series D Preferred Stock, 200,000 one (1) year warrants with an exercise price of $0.03 and collected $105,000 in proceeds from prior year subscription agreements.

•	received $1,150,785 in proceeds net of $215 of bank charges and issued 230,200 shares of Series D Preferred Stock and 2,141,000 one year warrants with exercise price of $0.03 to $0.10 with a total value of $1,151,000.

•	issued 42,500 shares of Series D Preferred Stock valued at $212,500, based on recent sales of Series D Preferred shares, to its employees as stock compensation and issued 5,250 shares of Series D Preferred Stock valued at $26,250 to employees of its subsidiary RealBiz Media Group, Inc. as stock compensation. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance.

•	issued 25,100 shares of Series D Preferred Stock and 50,000 one-year warrants with an exercise price of $0.03 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $126,187. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.16%, dividend yield of -0-%, volatility factor of 344.89% and expected life of one year.

•	issued 5,613 shares of Series D Preferred Stock valued at $28,067 for the conversion of promissory notes.

•	converted 598,220 shares of Series D Preferred Stock, upon investors’ request, into 19,726,730 shares of RealBiz Media’s common stock valued at $2,991,998. Included in these conversions were 380,000 shares of Series D Preferred Stock held as part of the October 2, 2012 purchase of 664.1 shares of Real Biz Holdings, Inc. These shares contained a "ratchet" provision and upon conversion eliminated the associated derivative liability. In accordance with ASC 815-40, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income or expense. The change in fair value of the 380,000 shares of Series D Preferred Stock derivative liability as of February 28, 2014 and 2013 resulted in non-operating income of $55,719 and $-0-, respectively.

•	retired 2,000 shares of Series D Preferred Stock valued at $6,000.

Note 14 – Stockholders’ Deficit (continued)

Series D Preferred Stock (continued)

During the year ended February 28, 2013, the Company:

•	entered into stock subscription agreements and issued 372,700 shares of Series D preferred stock at $5 per share and 1,980,500 one (1) and four (4) year common stock warrants with an exercise prices of $0.03 to $0.10 and received $1,862,656 in proceeds, net of $844 of bank charge with a total value of $1,863,500.

•	issued 158,648 shares of Series D preferred stock and 103,200 one (1) to four (4) warrants with an exercise price of $.03 to $25 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $794,134. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance or the fair value of the services provided, whichever was more readily determinable. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.15% to 0.36, dividend yield of -0-%, volatility factor of 342.90% to 346.22% and expected life of 1 to 4 years.

•	issued 185,129 shares of Series D Preferred stock valued at $925,647 and induced noteholders to convert $865,662 of convertible promissory notes principal.

•	issued 32,000 shares of Series D preferred stock valued at $160,000 for the conversion of shareholder loans.

•	issued 3,600 shares of Series D preferred stock valued at $18,000 for the conversion of accounts payable.

•	issued 380,000 shares valued at $1,900,000 as part of the agreement of October 2, 2012 for the purchase of 664.1 shares of Real Biz Holdings, Inc. Additionally, the Company recorded a derivative liability valued at $35,733 as the purchase agreement includes a "ratchet" provision. The fair value of the "ratchet" provision was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 395.51% and expected life of 2 years. At each reporting date, the Company records the changes in fair value of the derivative liability as non-operating, non-cash income. The change in fair value of this "ratchet" provision derivative liability resulted in a current year non-operating loss included in operations of $19,986.

•	issued stock subscription agreements for 20,000 shares of Series D preferred stock.

Dividends in arrears on the outstanding preferred shares total $763,378 as of February 28, 2014. The Company had 860,520 and 1,132,077 shares issued and outstanding as of February 28, 2014 and 2013, respectively.

.

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

During the year ended February 28, 2014, the Company:

•	issued 1,361,750 common shares valued at fair market value on date of issuance totaling $129,050 and received $80,515 in proceeds net of $155, leaving a subscription receivable of $48,380 collected in March 2014.

•	issued 334,500 common shares upon the exercise of 334,500 outstanding warrants and received $15,950 in proceeds.

Note 14 – Stockholders’ Deficit (continued)

Common Stock (continued)

During the year ended February 28, 2014, the Company (continued):

•	During the year ended February 28, 2014, the Company issued 1,562,088 shares of common stock and 1,182,000 one (1) year warrants with an exercise price between $.03 and $0.10 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $108,257. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.08% and 0.14%, dividend yield of -0-%, volatility factor between of 191.20% and 619.66% and expected life of one year.

•	issued 618,000 shares of common stock in a partial conversion of a convertible promissory note valued at $6,335.

•	125,000 warrants, with an exercise prices at par value, were exercised and 125,000 common shares were issued.

•	issued 600,000 shares of Common Stock valued at $19,800 to its employees as stock compensation. The value of the common stock issued was based on the closing price as quoted on the NASDAQ at the time of issuance.

•	perpetuated an agreement consolidating a prior convertible promissory note valued at $478,000 with accrued interest of 16,582 and shareholder advance from same lender in the amount of $110,000 with a total value of $604,582. The total value of $604,582 was split between two convertible promissory notes in the amounts of $554,582 and $50,000 with fixed conversion rates into NXOI or RBIZ shares with a maturity date of March 31, 2014. The Company valuated the beneficial conversion feature of new convertible promissory note notes resulting in a debt discount of $554,582 recorded as a debt discount with a corresponding increase in additional paid in capital.

During the year ended February 28, 2013, the Company:

•	issued 385,734 shares of common stock and 733,400 one (1) to two (2) warrants with an exercise price of $.001 to $1 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $54,763. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate 0.16% to 0.23%, dividend yield of -0-%, volatility factor of 287.30% to 396.95 and expected life of 1 to 2 years.

•	issued 11,442,205 shares of common stock valued at $681,792 to holders of convertible promissory notes upon the exercise of their right to convert any part of the outstanding interest or principal, incurring $99,100 penalties for tardy conversions.

•	the remaining 2,025 stock options issued on October 3, 2011, with an exercise price of $7.25 to employees, directors and executives vested and the Company incurred $10,125 in compensation costs.

The Company had 17,579,280 and 12,977,942 shares issued and outstanding as of February 28, 2014 and 2013, respectively.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of February 28, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding, February 29, 2012	180,590	$180.00
Warrants granted	6,373,600	$71.32
Warrants exercised/expired/forfeited	(58,412)	$(155.00)
Outstanding, February 29, 2013	6,495,778	$3.71
Warrants granted	3,968,000	$0.05
Warrants exercised/forfeited/expired	(2,285,594)	$(6.00)
Outstanding, February 28, 2014	8,178,184	$1.23

Common stock issuable upon exercise of warrants	8,178,184	$1.23

Note 14 – Stockholders’ Deficit (continued)

Common Stock Warrants (continued)

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices Prices	Number Outstanding at February 28, 2014	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2014	Weighted Average Exercise Price
$0.02	500,000	0.29	$0.02	500,000	$0.02
$0.03	4,611,000	0.42	$0.03	4,611,000	$0.03
$0.05	1,500,000	2.46	$0.05	1,500,000	$0.05
$0.10	1,481,000	0.50	$0.10	1,481,000	$0.10
$0.15	3,500	0.29	$0.15	3,500	$0.15
$1.00	10,000	0.95	$1.00	10,000	$1.00
$25.00	4,347	1.09	$25.00	4,347	$25.00
$50.00	13,628	0.12	$50.00	13,628	$50.00
$75.00	4,840	0.19	$75.00	4,840	$75.00
$100.00	460	0.16	$100.00	460	$100.00
$125.00	39,250	0.12	$125.00	39,250	$125.00
$250.00	7,600	0.66	$250.00	7,600	$250.00
$375.00	200	1.79	$375.00	200	$375.00
$500.00	1,600	1.65	$500.00	1,600	$500.00
$1,000.00	759	1.95	$1000.00	759	$1000.00
	8,178,184	0.80	$1.23	8,178,184	$1.23

At February 28, 2014, there were 8,178,184 warrants outstanding with a weighted average exercise price of $1.23 and weighted average life of .80 years. During the year ended February 28, 2014, the Company granted 3,968,000 warrants (2,456,000 issued for Series D Preferred shares for cash stock subscriptions; 1,232,000 issued for consulting services rendered; and 280,000 issued as part of cash stock subscriptions of RealBiz Media Group, Inc.), 125,000 warrants were exercised at par, 334,500 warrants were exercised with proceeds received and 1,826,094 warrants expired. As of February 28, 2014 and 2013, the warrants have an intrinsic value of $-0-.

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

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, February 29, 2012	4,050	$7.25	$0.000
Stock options granted	-0-	$-0-
Stock options exercised/forfeited	-0-	$-0-
Outstanding, February 28, 2013	4,050	$7.25	$0.000
Stock options granted	-0-	$-0-
Stock options exercised/forfeited	-0-	$-0-
Outstanding, February 28, 2014	4,050	$7.25	$0.000

Options exercisable at end of period	4,050
Weighted-average fair value of options granted during the period		$7.25

	Common Stock Issuable Upon Exercise of Options Outstanding			Common Stock Issuable Upon Options Exercisable
Range of Exercise Prices	Options Outstanding at 2/28/14	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Options Exercisable at 2/28/14	Weighted Average Exercise Price
$7.25	4,050	7.60	$7.25	4,050	$7.25

At February 28, 2014, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 7.60 years. During the year ended February 28, 2014, no options were granted or exercised.

Compensation expense relating to stock options granted during the years ended February28, 2014 and 2013, was $-0- and $10,125, respectively.

Note 14 – Stockholders’ Deficit (continued)

Our subsidiary, RealBiz Media Group, Inc.

During the year ended February 28, 2014, there was a significant increase in the non-controlling interest due to the following issuances in our subsidiary:

•	issued 7,871,333 shares of common stock and 7,856,333 half year and one year warrants with an exercise price of $1.00 to $1.25 were issued to recipients for proceeds valued at $3,965,500.

•	210,000 warrants were exercised and 210,000 shares of common stock were issued for proceeds valued at $210,000.

•	issued 30,000 shares of common stock were issued for proceeds of $15,000 collected by Next 1 Interactive, Inc.

•	issued 5,000 shares valued at $5,000

•	issued 916,450 shares of common stock and 954,682 1 year warrants with an exercise price of $1.00 to $1.25 were issued to recipients for consulting services valued at $1,321,025. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10% to 0.35% , dividend yield of -0-%, volatility factor of 177.07% to 396.42% and expected life of one year.

•	5,990,238 shares of common stock were issued upon conversion of Series A preferred stock valued at $299,512.

•	common shares issued for the conversion of Next 1 Interactive, Inc. Preferred stock:

Series	Shares	Value
B	18,603,312	$951,500

C	1,500,000	$150,000

D	19,726,730	$2,959,998

•	issued 977,732 shares of common stock for the conversion of Next 1 Interactive, Inc. convertible promissory notes valued at $3,753,148.

•	issued 100,000 shares of common stock to Company executives for website development costs valued at $100,000.

•	issued 2,166,666 shares of common stock for conversion of promissory notes valued at $325,000

•	the Company evaluated the beneficial conversion feature of new convertible promissory note notes resulting in a debt discount of $440,000

•	issued 12,000,000 warrants to a convertible promissory note holder of Next 1 Interactive, Inc. as part of a debt modification agreement valued at $4,809,308

•	accrued but unpaid preferred stock dividends payable on the outstanding preferred Series A shares as of February 28, 2014 amounted to $470,120 and was offset by $453,426 of Next 1's accrued but unpaid preferred stock dividends receivable on its investment of RealBiz's Preferred Series A shares, resulting in a net preferred stock dividend of $16,694.

Note 15 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ended February 28, 2014 and 2013, was $135,233 and $150,072, respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

Our future minimum rental payments through February 28, 2015 is $143,123 consisting of rent expenditure of $192,623 offset by our tenant contribution of $45,500. Our future minimum rental payments through February 28, 2016 is $146,637 consisting of rent expenditure of $163,637 offset by our tenant contribution of $18,000.

Note 15 - Commitments and Contingencies (continued)

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2016
			and
	FY2015	FY2016	beyond	Totals
Carriage Fees	$47,090	$47,090	$94,181	$188,361
Consulting	135,233	138,475	148,638	422,346
Other	150,792	150,792	301,584	603,168
Totals	$333,115	$336,357	$544,403	$1,213,875

Legal Matters

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

The Company is a defendant in a lawsuit filed by Twelfth Child Entertainment in the Circuit Court for Palm Beach, Florida alleging that Next 1 owes 11,000 shares of Series D Preferred stock for a License Agreement. The case is being strongly contested and is in arbitration.

Other Matters

In December 2005, the Company acquired Maupintour, LLC. (“Maupintour”). On March 1, 2007, the Company sold Maupintour to an unrelated third party for the sum of $1.00 and the assumption of $900,000 of Maupintour’s debts. In October 2007, the Company was advised that purchaser had been unable to raise the required capital it had agreed to under the negotiated purchase agreement and was exercising its right to rescind the purchase. Extraordinary Vacations agreed to fund all passengers travel and moved to wind down the corporation. As part of the wind down of Maupintour, the Company created Maupintour Extraordinary Vacations, Inc. on December 14, 2007 under which certain assets and liabilities of Maupintour were assumed in order to allow for customer travel and certain past obligations of Maupintour to be met. Management estimates that there is approximately $420,000 in potential liabilities and has recorded an accrual for $420,000 in other current liabilities at February 28, 2014.

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

Note 16 – Segment Reporting (continued)

The tables below present information about reportable segments for the years ended February 28, 2014 and February 28, 2013:

	2014	2013
Revenues:
Media	$1,098,377	$436,748
Travel	464,998	550,367
Segment revenues	$1,563,375	$987,115

Operating expense:
Media	$4,568,472	$2,276,093
Travel	1,933,765	2,868,784
Segment expense	$6,502,237	$5,144,877

Net income (loss):
Media	$(3,470,094)	$(1,839,344)
Travel	(1,468,767)	(2,318,417
Segment net loss	$(4,938,861)	$(4,157,761)

Segment assets:
Media	$4,434,112	$4,469,372
Travel	10,406	10,406
Segment total	4,444,518	4,479,778
Corporate	48,380	110,000
Segment total	$4,492,898	$4,589,778

The Company did not generate any revenue outside the United States for the years ended February28, 2014 and 2013, and did not have any assets located outside the United States.

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

Note 17 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as of February 28, 2014, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	February 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$1,355,613	$-0-	$-0-	$1,355,613
Total	$1,355,613	$-0-	$-0-	$1,355,613

The following table sets forth a summary of changes in fair value of our derivative liabilities for the year ended February 28, 2014 and 2013:

	2/28/14	2/28/13
Beginning balance	$403,587	$2,254,219
Fair value of embedded conversion feature of:
Preferred Series securities at issue date	-0-	35,733
Convertible promissory notes as issue date	-0-	194,664
Change in fair value of embedded conversion feature of:
Preferred Series securities included in earnings	(98,600)	(1,275,150)
Convertible promissory notes included in earnings	1,050,626	(805,879)
Ending balance	$1,355,613	$403,587

Note 18 – Income Taxes

Next 1 Interactive Inc. follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward and other temporary differences has been recognized, as it is not deemed likely to be realized.

The provision for income taxes consists of the following components for the years ended February 28, 2014 and 2013 are as follows:

	2014	2013
Current	$-	$-
Deferred	-	-
	$-	$-

The components of deferred income tax assets and liabilities for the years ended February 28, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carry-forwards - non current	$19,265,000	$17,572,000
Equity based compensation - non current	4,129,000	3,277,000
Amortization of intangibles - non current	(1,110,000)	(1,640,000)
Valuation allowance	(22,284,000)	(19,209,000)
Net deferred tax assets (liabilities)	$-	$-

Note 18 – Income Taxes (continued)

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2014 and 2012 were computed by applying the federal and state statutory corporate tax rates as follows:

	2014	2013
Statutory Federal income tax rate	-35%	-35%
State taxes, net of Federal	-4%	-4%
Permanent difference	21%	1%
Increase in valuation allowance	18%	38%
	0%	0%

The valuation allowance has increased by $3,075,000 in fiscal year end 2014.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2014 is approximately $50 million expiring between 2025 and 2033. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it may not have sufficient taxable income in the future to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a valuation allowance against these assets sufficient enough to reduce deferred tax assets to an amount equal to deferred tax liabilities.  The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

The Company adopted the provisions of ASC 740, previously FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously the Company has accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. The statute of limitations is still open on years 2010 and subsequent. The Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than–not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions.

Note 19 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Next 1 Interactive, Inc.

During March, April and May of 2014:

•	converted 200 shares of Series B Preferred stock valued at $1,000 at the request of the investor, into 20,000 shares of RealBiz Media Group, Inc. stock a subsidiary of Next 1 Interactive, Inc.

•	warrants holders exercised 1,321,000 warrants and the Company received proceeds of $45,180 net of $20 in bank charges for a total value of $45,200 and issued 1,321,000 shares of common stock.

•	received proceeds of $47,733 net of $67 in bank charges for a total value of $47,800 and issued 548,000 shares of common stock.

•	effective May 1, 2014, appointed Michael Craig, age 63, as a director of the board of directors of Next 1 Interactive, Inc. (the “Company”). There are no family relationships between Mr. Craig and any director, executive officer or person nominated or chosen by the Company to become as director or executive officer. Additionally, there have been no transactions involving Mr. Craig that would require disclosure under Item 404(a) of Regulation S-K.

•	On May 5, 2014, the Company received approval of holders of a majority of the outstanding shares of the Series C Preferred Stock and Series D Preferred Stock for the Amendment to the Corporation’s Certificates of Designation to change the conversion price from $5.00 to $0.25.

•	On May 30, 2014, Deborah Linden resigned from her postion as President and Chief Operations Officer.

Note 19 – Subsequent Events  (continued)

RealBiz Media Group, Inc.

During March, April and May of 2014:

•	issued 65,900 shares of common stock and 8,400 one (1) warrants with an exercise price of $1.00 in exchange for services rendered valued at $55,143. The value of the shares issued was based upon the fair market value at the date of issuance. The value of the warrants was estimated at date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.13% , dividend yield of -0-%, volatility factor of 326.14% and expected life of 1 year.

•	received $150,100 in proceeds and issued 283,500 shares of its common stock, 283,500 of its one (1) year warrants with an exercise price between $0.50 and $1.25 and the Company also issued 467,000 of its one (1) year warrants with an exercise price between $0.05 and $0.10.

•	On March 4, 2014, announced the launch of the Nestbuilder Agent website. The accumulated capitalized costs of this website will be amortized over a three year period under the straight line method.

•	issued 200,000 shares of common stock upon the exercise of 200,000 warrants at $0.18 per share receiving $36,000 in proceeds.

•	received $369,940 in proceeds, in advance, for subscriptions in common stock and warrants not yet issued as of the date of the audit report.

•	On May 24, 2014, entered into an Asset Sale Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor. As a condition to the closing of the Asset Sale Agreement, the Company also entered into an employment agreement with each of Suresh Srinivasan (the “Suresh Employment Agreement”) and Arun Srinivasan (the “Arun Employment Agreement”). Under the terms of the Suresh Employment Agreement, Suresh Srinivasan has been retained to serve as Chief Operating Officer of the Company for a term of 36 months commencing May 27, 2014. Under the terms of the Arun Employment Agreement, Arun Srinivasan has been retained to serve as Chief Marketing Officer and Chief Technology Officer of the Company for a term of 36 months commencing May 27, 2014 and has been appointed to the board of directors of the Company. ReachFactor is a social media marketing platform that helps real estate agents and brokerages grow their online visibility, connect with customer prospects and turn those prospects into new customers.

•	On May 30, 2014, Deborah Linden resigned from her position as Chief Operations Officer.

