Form 10-Q
period 2014-05-31
Next 1 Interactive, Inc.
filed 2014-07-21
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

As of July 16, 2014, there were 20,458,347 shares outstanding of the registrant’s common stock

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,	February 28,
	2014	2014
	(Unaudited)
Assets
Current Assets
Cash	$59,110	$117,818
Accounts receivable, net of allowance for doubtful accounts	52,445	61,635
Stock subscription receivable	-	48,380
Prepaid expenses and other current assets	83,837	101,691
Security deposits	26,662	26,662
Total current assets	222,054	356,186

Property and equipment, net	47,648	55,385
Website development costs and intangible assets, net	4,264,896	4,081,327
Total assets	$4,534,598	$4,492,898

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,997,059	$2,768,831
Other current liabilities	79,071	56,103
Derivative liabilities - convertible promissory notes	239,816	1,355,613
Convertible promissory notes, net of discount of $1,007 and $70,401, respectively	7,077,381	7,099,985
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	650,000	650,000
Convertible notes payable of subsidiary	280,000	280,000
Other advances	68,000	68,000
Other notes payable	146,549	145,000
Shareholder loans	379,000	379,000
Notes payable - current portion	1,094,122	1,103,450
Total current liabilities	13,010,998	13,905,982

	-	-
Total liabilities	13,010,998	13,905,982

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at May 31, 2014 and February 28, 2014	22,160	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 285,900 shares issued and outstanding at May 31, 2014 and February 28, 2014	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 42,000 shares issued and outstanding at May 31, 2014 and February 28, 2014	-	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 860,520 shares issued and outstanding at May 31, 2014 and February 28, 2014	9	9
Common stock, $.00001 par value; 500,000,000 shares authorized; 20,219,280 shares issued and outstanding at May 31, 2014 and 17,579,280 shares issued and outstanding at February 28, 2014, respectively	202	176
Additional paid-in-capital	74,106,696	73,877,065
Stock subscription receivable	(5,000)	(5,000)
	74,124,070	73,894,413
Accumulated other comprehensive income	128,588	119,235
Accumulated deficit	(87,796,018)	(87,625,076)
Total Next 1 Interactive, Inc. stockholders' deficit	(13,543,360)	(13,611,428)
Noncontrolling interest	5,066,960	4,198,344
Total stockholders' deficit	(8,476,400)	(9,413,084)
Total liabilities and stockholders' deficit	$4,534,598	$4,492,898

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

For the three months ended

	May 31,	May 31,
	2014	2013

Revenues
Travel and commission revenues	$90,156	$174,933
Advertising revenues	254,801	320,508
Total revenues	344,957	495,441

Cost of revenues	61,623	158,914

Gross profit	283,334	336,527

Operating expenses
Salaries and benefits	581,871	733,380
Selling and promotions expense	129,903	79,623
General and administrative	1,152,446	984,671
Total operating expenses	1,864,220	1,797,674

Operating loss	(1,580,886)	(1,461,147)

Other income (expense)
Interest expense	(241,535)	(169,450)
Loss on settlement of debt	-	(22,797)
Gain on legal settlement	-	57,500
Gain on change in fair value of derivatives	1,115,797	195,133
Other income (expense)	160,336	(240)
Total other income (expense)	1,034,598	60,146

Net loss	(546,288)	(1,401,001)

Net loss attributable to the noncontrolling interest	376,637	51,071

Net loss attributable to Next 1 Interactive, Inc.	$(169,651)	$(1,349,930)

Preferred Stock Dividend	(1,291)	(19,370)

Net loss attributable to Common Shareholders	$(170,942)	$(1,369,300)

Weighted average number of shares outstanding	19,777,758	13,245,290

Basic and diluted net loss per share	$(0.01)	$(0.10)

Comprehensive loss:
Unrealized loss on foreign currency translation adjustment	(9,353)	(19,574)
Comprehensive loss	$(180,295)	$(1,388,874)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended

	May 31,	May 31,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Next 1 Interactive, Inc.	$(169,651)	$(1,349,930)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(376,637)	(51,071)
Loss on conversion of debt	-	22,797
Gain on legal settlement of debt	-	(57,500)
Amortization and depreciation	449,466	361,403
Amortization of discount on notes payable	69,394	9,480
Stock based compensation and consulting fees	55,143	259,888
Gain on change in fair value of derivatives	(1,115,797)	(195,133)
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	9,190	(13,178)
Decrease (Increase) in prepaid expenses and other current assets	17,854	(37,449)
Increase (decrease) in accounts payable and accrued expenses	226,938	(246,777)
Increase in other current liabilities	22,968	29,153
Net cash used in operating activities	(811,132)	(1,268,317)

Cash flows from investing activities:
Payments related to website development costs	(24,122)	(19,097)
Payments for computer equipment	(1,176)	-
Net cash used in investing activities	(25,298)	(19,097)

Cash flows from financing activities:
Proceeds from convertible promissory notes	25,000	-
Payments on convertible promissory notes	-	(50,000)
Principal payments of other notes payable	(37,779)	-
Principal payments of settlement agreements	-	(64,167)
Proceeds from shareholder loans	-	55,000
Principal payments on sundry notes payable	-	(10,000)
Proceeds from issuance of series D preferred shares	-	1,136,000
Proceeds from the collection of stock subscription receivable	48,380	100,000
Proceeds from exercise of common stock warrants	154,680	-
Proceeds received in advance for common stock subscriptions	200,000	-
Proceeds from issuance of common stock and warrants	378,088	227,500
Net cash provided by financing activities	768,369	1,394,333

Effect of exchange rate changes on cash	9,353	19,574

Net (decrease) increase in cash	(58,708)	126,493

Cash at beginning of period	117,818	36,351

Cash at end of period	$59,110	$162,844

	May 31,	May 31,
	2014	2013

Supplemental disclosure:
Cash paid for interest	$70,298	$100,000

Supplemental disclosure of non-cash investing and financing activity:
Next 1 Interactive, Inc.:
Conversion of debt to equity instruments:
Common stock:
Value of debt	$7,000	$6,335
Shares issued	700,000	618,000

Series D Preferred:
Value of debt	$-	$238,750
Shares issued	-	47,750

Conversion of preferred stock converted into RealBiz Media Group, Inc. common stock:
Series B Preferred:
Value of preferred stock	$10,000	$-
Shares issued	2,000	-

Convertible promissory note assignments to new third party investors
Value	$30,000	$-

Convertible promissory notes converted into RealBiz Media Group, Inc. common stock
Value	$80,000	$-

RealBiz Media Group, Inc.:

Preferred stock dividend	$118,496	$118,496

Purchase of Reachfactor Intangible Assets	$300,000	$-
	2,000,000	-

Deferred stock compensation costs	$300,000	$-
	2,000,000	-

Series A Preferred shares converted to common stock:
Value of preferred stock	$-	$299,512
Shares issued	-	5,990,238

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value of preferred stock	$10,000	$43,365
Shares issued	200,000	885,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value of preferred stock	$-	$150,000
Shares issued	-	1,500,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value of preferred stock	$-	$1,996,600
Shares issued	-	13,399,960

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value	$80,000	$56,348
Shares issued	1,600,000	37,500

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a media based company focusing directly on the travel segment and indirectly through our 58% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Next 1 is a multi-faceted interactive media company whose key focus is around what we believe to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. We are engaged in the business of providing digital media and marketing services for the travel industry and, indirectly through RealBiz, for the real estate industry. We plan to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. We currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. We have three divisions: (x) our Maupintour Extraordinary Vacations, which is one of the oldest luxury tour operator in the United States; (y) NextTrip.com/Voyage.tv a video and media website with thousands of hours of travel footage(z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commission. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has four divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) Nestbuilder.com /Nestbuilder Agent its consumer and agent websites with over 1.6 million video listings and agent marketing platforms (iii) its Real Estate Virtual Tour, MicroVideo App and Media group and (iv) ReachFactor – its agent social media marketing division. The cornerstone of all four divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. At present the Company operates travel companies and travel media services, RealBiz Media Group Inc., operates the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, You Tube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network

RealBiz Media is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media currently generates revenue from advertising revenues and through real estate agent and broker service fees. RealBiz has positioned itself in the following three areas summarized here and explained in more detail below:

1. Real Estate ”Turn Key” social media and marketing services – We earn fees from creating agent personalized websites as well as offering ongoing services for marketing the agent though both our and other social media platforms like Facebook. Services include site design, site optimization, ad placements, key words, SEO strategies that cause awareness and lead generation for the agent. We charge between $100 and $10,000 per month dependent upon the level of marketing.

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

The Company owns an 85% interest in RealBiz Holdings, Inc. and a 58% interest in RealBiz Media and these entities’ accounts are consolidated in the accompanying financial statements because we have control over operating and financial policies. All inter-company balances and transactions have been eliminated. The 42% non-controlling interest in RealBiz Media Group, Inc. is represented by 1,009,762 shares of Series A Preferred Stock with an annual dividend rate of 10% and 66,708,680 shares of RealBiz Media Group, Inc. common stock.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Nature of Operations and Business Organization (continued)

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents during the three months ended May 31, 2014 and 2013.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $8,913 and $-0- for the three months ended May 31, 2014 and 2013 respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended May 31, 2014 and 2013, the Company did not impair any long-lived assets.

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

The Company placed into service in June 2013 two websites, Maupintour.com and Nexttrip.com. Additionally, the Company placed into service in March 2014 the Nestbuilder website. All costs associated with theses websites are subject to straight-line amortization over a three-year period.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets", the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.    Significant underperformance compared to historical or projected future operating results;

2.    Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.    Significant negative industry or economic trends.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Earnings per Share(continued)

The Company’s common stock equivalents include the following:

May 31, 2014
Series A convertible preferred stock issued and outstanding	221,601,400
Series B convertible preferred stock issued and outstanding	285,900
Series C convertible preferred stock issued and outstanding	42,000
Series D convertible preferred stock issued and outstanding	860,520
Warrants to purchase common stock issued, outstanding and exercisable	8,009,245
Stock options issued, outstanding and exercisable	4,050
Shares on convertible promissory notes	7,255,598
238,058,713

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the three months ended May 31, 2014 and 2013, was $129,903 and $79,623.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. We recognized net foreign exchange loss of $16,583 and gain of $489 for the three months ended May 31, 2014 and 2013 respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the three months ended May 31, 2014 and 2013 the unrealized loss on foreign currency translation adjustment was $9,353 and $19,574 respectively.

The exchange rate adopted for the foreign exchange transactions are the rates of exchange as quoted on OANDA. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of May 31, 2014 - Canadian dollar $0.9225 to US $1.00

•	For the three months ended May 31, 2014 - Canadian dollar $0.9048 to US $1.00

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the provisions of the accounting standard update.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $87,796,018 and a working capital deficit of $12,788,944 at May 31, 2014, a net loss for the three months ended May 31, 2014 of $546,288 and cash used in operations during the three months ended May 31, 2014 of $811,132. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Property and Equipment

During the three months ended May 31, 2014, the Company recorded the purchase of $1,176 of computer equipment that was placed into service. Additionally, the Company placed into service $42,149 of computer equipment dedicated to the Nestbuilder website. All computer equipment is subject to depreciation using the straight line method over 3 year period. The Company has recorded $8,913 and $-0- of depreciation expense for the three months ended May 31, 2014 and 2013, respectively. The depreciable equipment has a weighted average remaining useful life of 2.2 years. There was no asset impairment recorded for the three months ended May 31, 2014 and 2013.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	May 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.8 years	$4,796,178	$2,257,593	$2,538,585
Website development costs	1.7 years	1,873,922	828,091	1,045,831
Website development costs (not placed in service)	3.0 years	80,480	-0-	80,480
Web platform/customer list - ReachFactor acquisition	3.0 years	600,000	-0-	600,000
		$7,350,580	$3,085,684	$4,264,896

During the three months ended May 31, 2014, the Company incurred expenditures of $23,642 for website development costs placed in service and $480 which have not yet been placed in service. On May 24, 2014, RealBiz Media Group, Inc. (the “RBIZ”) entered into an Asset Sale Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000 in consideration of RBIZ's issuance to ReachFactor of 2,000,000 shares of RBIZ's common stock. The acquisition of the assets is subject to an unwind at the option of Suresh Srinivasan and Arun Srinivasan if on or prior to the date that is six months after the closing of the Asset Sale Agreement, the Company terminates the employment of either of Suresh Srinivasan and/ or Arun Srinivasan (each referred to as an “Executive”) without cause or either Executive terminates his employment for Good Reason. In the event of an unwind the assets revert back to ReachFactor and the 2,000,000 shares of stock revert back to RBIZ. The value of the common stock was based on the fair value of the stock at the time of issuance which was $0.15 per share and RBIZ capitalized $300,000 as intangible assets to be amortized over a three year period beginning June 1, 2014. RBIZ capitalized an additional $300,000, related to the acquisition, representing the value of an additional 2,000,000 shares of RBIZ's common stock that were issued on the acquisition date to an escrow account. This amount is considered to be additional purchase price compensation. The transaction represents an asset acquisition that is accounted for as a business combination under ASC 805. These additional shares are to be released to Suresh Srinivasan and Arun Srinivasan, at the rate of 500,000 shares every three months. Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website, which is 3 years. Amortization expense related to website development costs and intangible assets was $440,553 and $361,403, for three months ended May 31, 2014 and 2013, respectively.

Note 5 – Accounts Payable and Accrued Expenses

As of May 31, 2014, accounts payable and accrued expenses consist of the following:

May 31,
2014

Trade accounts payable	$1,500,076
Accrued interest	765,962
Deferred salary	390,209
Accrued expenses - other	340,812
$2,997,059

Note 6 – Notes Payable

The following table sets forth the notes payable as of May 31, 2014:

Principal
5/31/14
On September 6, 2011, the Company renegotiated the note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value.	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matures in March 2011 payable in quarterly installments of $25,000.	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000.	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and maturing June1, 2010.	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed a 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note.	221,130
924,072
Interest charged to operations relating to the above notes was $28,114 and $8,603, respectively for the three months ended May 31, 2014 and 2013. As of May 31, 2014, the Company has not made payments on the above obligations, accrued interest is $226,787 and the Company is in default of the above notes.

Notes and advances attributable to consolidated subsidiary

RealBiz Media Group, Inc., received $35,000 in proceeds and signed a 19% promissory note with a maturity date of May 15, 2014. The Company is obligated to make twelve equal payments of $3,225 beginning June 15, 2013.	50

RealBiz Media Group, Inc., received $50,000 in proceeds from a non-related third party investor in a non-interest bearing advance. It is anticipated that this loan will be converted into either a debt or equity instrument. During the three months ended May 31, 2014, the Company made no payments towards the outstanding principal balance of this note.	50,000

RealBiz Media Group, Inc., incurred consulting fees in the amount of $120,000 recorded as a non-interest bearing advance from a non-related third party investor. It is anticipated that this loan will be converted into either a debt or equity instrument. As of the date of this audit report its status has remained unchanged. During the three months ended May 31, 2014, the Company made no payments towards the outstanding principal balance of this note.	120,000
$1,094,122
Interest charged to operations relating to these notes was $298 and $-0-, respectively for the three months ended May 31, 2014 and 2013.

Note 7 – Other Notes Payable

The following table sets forth the other notes payable as of May 31, 2014:

Principal
5/31/14
Related parties:

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2014, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2014 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new may convert, in whole or part, into Series A or Series B Preferred stock.	$50,000

On May 31, 2014, an unrelated entity where a Company officer/director is president, executed a note assignment with one of the Company's convertible promissory note holders in the amount of $30,000. For the three months ended May 31, 2014, the Company made $28,451 of principal payments.	1,549

On January 23, 2014, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2014. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged as interest expense to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of one (1) year.	25,000

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a six year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value.	70,000

$146,549
Interest charged to operations relating to these notes was $4,231 and $1,890 respectively for the three months ended May 31, 2014 and 2013. As of May 31, 2014, the Company has not made payments on the above obligations, accrued interest as of May 31, 2014 is $39,151 and the Company is in default of the above notes with the exception of $50,000.

Note 8 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. The Company incurred no activity during the three months ended May 31, 2014 and the remaining principal balance as of May 31, 2014 totaled $18,000.

Non Related Party

Prior to the fiscal three months ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company incurred no activity during the three months ended May 31, 2014 and the remaining principal balance as of May 31, 2014 totaled $50,000.

Note 9 – Shareholder Loans

During the three months ended May 31, 2014, the Company had no advances, made no conversions or payments and the remaining balance as of May 31, 2014 totaled $379,000.

Note 10 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to December 1, 2014 and with a range of fixed and variable conversion features. During three months ended May 31, 2014 and 2013, the Company recognized interest expense of $23,099 and $149,477, respectively. The table below summarizes the convertible promissory notes as of May 31, 2014.

	5/31/14
	Non Related Party	Related Party	Total
Principal

Beginning balance	$7,170,388	$650,000	$7,820,388
Additions:
Proceeds received from note issuances	25,000		25,000
Assigned	-0-	-0-	-0-
	25,000	-0-	25,000

Subtractions:
Conversion to common shares	7,000		7,000
Conversion to RealBiz common shares	80,000		80,000
Assigned to related party officer	30,000	-0-	30,000
	117,000	-0-	117,000

Ending balance	$7,078,388	$650,000	$7,728,388

Debt Discount

Beginning balance	$70,401	$-0-	$70,401
Additions:
Incurred during the year
Subtractions:
Amortized during the year	69,394	-0-	69,394
Ending balance	$1,007	$-0-	$1,007

Carrying Value
Total convertible promissory notes	$7,077,381	$650,000	$7,727,381
Less: current portion	7,077,381	650,000	7,727,381
Long term portion	$-0-	$-0-	$-0-

Principal past due	$464,101	$-0-	$464,101

During the three months ended May 31, 2014, the Company:

•	received $25,000 in proceeds and issued a new convertible promissory note.

•	negotiated an assignment of $30,000 in principal owed to a note holder to a related party officer/director.

•	issued 700,000 shares of common stock upon conversion of $7,000 of principal held by a note holder.

•	converted $6,335 of outstanding principal based on its original terms and issued 618,000 shares of its common stock.

•	executed a conversion of $80,000 of principal into 1,600,000 shares of RealBiz Media's common stock.

Note 10 – Convertible Promissory Notes (continued)

Convertible debt modification - non related party

On February 24, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $6,012,526 in principal that is past due and $62,377 in accrued interest as of November 30, 2013. The agreement extended the maturity date of all the notes held by the lender to December 1, 2014 and allows the lender the right to extend the maturity date of each of the notes to December 1, 2015, provided that all quarterly interest payment are made by the due dates of January 15th, April 15th, July 15 and October 15th. Additionally, the agreement changed the conversion feature of each note held by the lender from the variable conversion rate based on market price to a fixed conversion rate of $0.50 per share. As part of the note amendment, the Company's subsidiary, RealBiz Media Group, Inc., issued 12,000,000 one (1) year warrants with an exercise price of $0.50. During the three months ended May 31, 2014 and 2013, the Company recognized interest expense of $90,633 and $-0-, respectively.

On March 31, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $517,582 in principal that is currently due and $24,566 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to July 17, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to Topic ASC 470-60-55-10. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the three months ended May 31, 2014 and 2013, the Company recognized interest expense of $5,610 and $-0-, respectively.

Convertible debt modification - related party

On May 14, 2014, the Company entered into a note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal that is past due and $173,367 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to July 31, 2014. Additionally, until July 31, 2014, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to Topic ASC 470-60-55-10.The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the three months ended May 31, 2014 and 2013, the Company recognized interest expense of $20,402 and $-0-, respectively.

Convertible promissory note attributable to consolidated subsidiary

During the three months ended May 31, 2014, RealBiz Media Group, Inc. incurred no activity and the remaining principal balance is $280,000 at May 31, 2014.

Note 11 – Stockholders’ Deficit

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

Note 11 – Stockholders’ Deficit (continued)

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

During the three months ended May 31, 2014, the Company incurred no activity for Series A Preferred Stock.

Dividends in arrears on the outstanding preferred shares total $485,053 as of May 31, 2014. The Company had 2,216,014 shares issued and outstanding as of May 31, 2014.

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

During the three months ended May 31, 2014, the Company:

•	converted 2,000 shares of Series B Preferred stock into RealBiz Media Group, Inc., upon investor's request, issuing 200,000 shares of RealBiz Media Group, Inc. common stock with a total value of $10,000.

Dividends in arrears on the outstanding preferred shares total $369,488 as of May 31, 2014. The Company had 283,900 shares issued and outstanding as of May 31, 2014.

Note 11 – Stockholders’ Deficit (continued)

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

During the three months ended May 31, 2014, the Company incurred no activity for Series C Preferred Stock.

Dividends in arrears on the outstanding preferred shares total $30,907 as of May 31, 2014. The Company had 42,000 shares issued and outstanding as of May 31, 2014.

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

During the three months ended May 31, 2014, the Company incurred no activity for Series D Preferred Stock.

Dividends in arrears on the outstanding preferred shares total $871,832 as of May 31, 2014. The Company had 860,520 shares issued and outstanding as of May 31, 2014.

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

Note 11 – Stockholders’ Deficit (continued)

Common Stock (continued)

During the three months ended May 31, 2014, the Company:

•	issued 749,000 common shares and received cash proceeds of $57,988.

•	issued 1,191,000 common shares upon the exercise of 1,191,000 outstanding warrants and received $41,280 in proceeds.

•	issued 700,000 shares of common stock in a partial conversion of a convertible promissory note valued at $7,000.

The Company had 20,219,280 shares issued and outstanding as of May 31, 2014.

Common Stock Warrants

At May 31, 2014, there were 8,009,245 warrants outstanding with a weighted average exercise price of $0.34 and weighted average life of .90 years. During the three months ended May 31, 2014, the Company granted 3,930,336 warrants (all issued with RealBiz Media Group, Inc. stock subscriptions); 1,191,000 were exercised; 767,000 were cancelled; and 2,141,275 expired.

Common Stock Options

At May 31, 2014, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 7.35 years. During the three months ended May 31, 2014, no options were granted or exercised.

Compensation expense relating to stock options granted during the three months ended May 31, 2014 and 2013, was $-0- .

Our subsidiary, RealBiz Media Group, Inc.

During the three months ended May 31, 2014, there was a significant increase in the non-controlling interest due to the following issuances in our subsidiary:

•	issued 1,731,668 shares of common stock and 781,278 one (1) year common stock warrants with exercise price between $0.18 and $1.25 and received $320,100 in proceeds.

•	issued 630,000 shares of common stock upon exercise of 630,000 common stock warrants and received $113,400 in proceeds.

•	issued 65,900 shares and 8,400 one (1) year common stock warrants with an exercise price of $1 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital valued at $55,143. The value of the common stock was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black Scholes option pricing model with the following assumptions: risk free interest rate 0.13%, dividend yield of -0-%, volatility factor of 326.14% and expected life of one (1) year.

•	issued 200,000 shares of common stock upon conversion of Next 1 Interactive, Inc. Series B Preferred stock valued at $10,000.

•	issued 1,600,000 shares of common stock upon conversion of Next 1 Interactive, Inc. convertible promissory notes valued at $80,000.

•	issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. The value of the common stock was based on the fair value of the stock at the time of issuance.

•	issued 2,000,000 shares of common stock upon execution of an Asset Sale Agreement with ReachFactor, Inc. pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock at the time of issuance.

Note 11 – Stockholders’ Deficit (continued)

Our subsidiary, RealBiz Media Group, Inc. (continued)

•	On May 5, 2014, the Company's board of directors authorized a special warrant exercise pricing available to warrant holders of record as of May 5, 2014. The Board agreed to reduce the pricing on the warrants to $0.18 from their current level of $1.00 to $1.25 for the month of May 2014 only. The Company evaluated the incremental value of the modified warrants, as compared to the original warrant value, concluding that modification expense incurred was immaterial and the modification expense not recorded.

Note 12 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the three months ended May 31, 2014 and 2013 was $34,618  and $33,646, respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

Our future minimum rental payments through February 28, 2015 is $108,504 consisting of rent expenditure of $135,281 offset by our tenant contribution of $32,750.  Our future minimum rental payments through February 28, 2016 is $146,637 consisting of rent expenditure of $163,637 offset by our tenant contribution of $18,000.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	beyond	Totals
Consulting	$3,750	$-0-	$-0-	$3,750
Leases	110,505	148,638	-0-	259,142
Other	159,100	219,720	439,440	818,260
Totals	$273,355	$368,358	$439,440	$1,081,152

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

The Company is a defendant in a lawsuit filed by Lewis Global Partners in the Circuit Court for Broward County, Florida alleging that Next 1 owes 2,700 shares of Series B Preferred stock for a Consulting Agreement.  The case is being strongly contested and is being sent to arbitration.

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

The tables below present information about reportable segments for the six months ended May 31, 2014 and 2013:

	2014	2013
Revenues:
Media	$254,805	$320,508
Travel	90,152	174,933
Segment revenues	$344,957	$495,441

Operating expense:
Media	$1,356,673	$1,100,035
Travel	479,895	600,439
Segment expense	$1,836,568	$1,700,474

Net income (loss):
Media	$(1,101,867)	$(799,526)
Travel	(389,743)	(425,506
Segment net loss	$(1,491,610)	$(1,205,032)

The Company did not generate any revenue outside the United States for the three months ended May 31, 2014 and 2013 and did not have any assets located outside the United States.

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

Note 14 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as of May 31, 2014, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	May 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$239,816	$-0-	$-0-	$239,816
Total	$239,816	$-0-	$-0-	$239,816

The following table sets forth a summary of changes in fair value of our derivative liabilities for the three months ended May 31, 2014:

5/31/14
Beginning balance	$1,355,613
Fair value of embedded conversion feature of:
Preferred Series securities at issue date	-0-
Convertible promissory notes as issue date	-0-
Change in fair value of embedded conversion feature of:
Preferred Series securities included in earnings	-0-
Convertible promissory notes included in earnings	(1,115,797)
Ending balance	$239,816

Note 15 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Next 1 Interactive, Inc.

During June and July of 2014, the Company:

•	received $350,000 in proceeds and issued a convertible promissory note to a related-party lender with an annual interest rate of 12.0% with a maturity date of October 31, 2014. The holder of the note shall have the opportunity to exchange this note, in whole or in part, for Next 1 Series A Preferred Stock, Next 1 Series B Convertible Preferred Stock or a newly created RealBiz Series B Preferred stock.

•	entered into a note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $675,000 in principal extending the maturity date of all the notes held by the lender to October 31, 2014. Additionally extending the expiration date of 450,000 common stock warrants held by the same related-party lender to October 31, 2014.

•	received $6,000 in proceeds upon the exercise of 200,000 common stock warrants and issued 200,000 shares of common stock.

RealBiz Media Group, Inc.

During June and July of 2014, the Company:

•	received $235,968 in proceeds and issued 1,038,712 shares of common stock, issued 27,778 one (1) year warrants with an exercise price of $0.18 and issued 55,556 one (1) year Next 1 Interactive, Inc. warrants with an exercise price of $0.05.

•	received $344,720 in proceeds and issued 1,470,667 shares of common stock upon the exercise of 1,470,667 common stock warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2014 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2014 are those that depend most heavily on these judgments and estimates. As of May 31, 2014, there had been no material changes to any of the critical accounting policies contained therein.

Overview

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a media based company focusing directly on the travel segment and indirectly through our 58% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Next 1 is a multi-faceted interactive media company whose key focus is around what we believe to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. We are engaged in the business of providing digital media and marketing services for the travel industry and, indirectly through RealBiz, for the real estate industry. We plan to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. We currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. We have three divisions: (x) our Maupintour Extraordinary Vacations, which is one of the oldest luxury tour operator in the United States; (y) NextTrip.com/Voyage.tv a video and media website with thousands of hours of travel footage(z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commission. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has four divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) Nestbuilder.com /Nestbuilder Agent its consumer and agent websites with over 1.6 million video listings and agent marketing platforms (iii) its Real Estate Virtual Tour, MicroVideo App and Media group and (iv) ReachFactor – its agent social media marketing division. The cornerstone of all four divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. At present the Company operates travel companies and travel media services, RealBiz Media Group Inc., operates the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, You Tube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network

We currently focus our travel segment on the following travel operations and travel media services.

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

RealBiz Media is a publicly traded real estate media company that is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media currently generates revenue from advertising revenues and through real estate agent and broker service fees. RealBiz has positioned itself in the following three areas summarized here and explained in more detail below:

1. Real Estate ”Turn Key” social media and marketing services – RealBiz Media earns fees from creating agent personalized websites as well as offering ongoing services for marketing the agent though both our and other social media platforms like Facebook. Services include site design, site optimization, ad placements, key words, SEO strategies that cause awareness and lead generation for the agent. We charge between $100 and $10,000 per month dependent upon the level of marketing.

2. Website and Mobile Applications – RealBiz Media is developing a real estate web portal. This site is expected to be unique to the world of real estate search sites on multiple levels, from a consumer perspective the user experience is being designed to be completely visual and video centric, secondly, the site will provide local neighborhood information and allow for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood, and the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013

Revenues

Our total revenues decreased 30% to $344,957 for the three months ended May 31, 2014, compared to $495,441 for the three months ended May 31, 2013, a decrease of $150,484. This is due to a decrease in the marketing and sales efforts of the travel division and the shifting of paying customers in the virtual tour business to a free trial of new technology products being released by our subsidiary, RealBiz, real estate division.

Revenues from the travel segment decreased 48% to $90,156 for the three months ended May 31, 2014, compared to $174,933 for the three months ended May 31, 2013, a decrease of $84,777. Travel revenue is generated from luxury tour operations which provide escorted and independent tours worldwide to upscale travelers.

Revenues from real estate media decreased 21% to $254,801 for the three months ended May 31, 2014, compared to $320,508 for the three months ended May 31, 2013, a decrease of $65,707. The decrease was a result of efforts of our subsidiary, RealBiz Media Group, Inc., whereby we lost several single agent accounts and smaller brokers shifting from the legacy virtual tour business as the Company is now focused on the roll out of its new technology products and is offering agents a free trial period before charging fees for the use of these new products.

Cost of Revenue

Cost of revenues decreased 61% to $61,623 for three months ended May 31, 2014, compared to $158,914 for the three months ended May 31, 2013, a decrease of $97,291. The decrease was directly associated with the marketing and sales efforts of the travel and the real estate division of our subsidiary RealBiz.

Operating Expenses

Our operating expenses include salaries and benefits, selling and promotion, general and administrative expenses increased 4% to $1,864,220 for the three months ended May 31, 2014, compared to $1,797,674 for the three months ended May 31, 2013, an increase of $66,546. This increase was substantially due to an increase in website maintenance costs of our RealBiz product Nestbuilder of $164,252 and to a lesser extent an increase in finance and consulting fees from raising capital of $122,887, dues and subscriptions of $100,392, legal and professional fees of $61,344, selling and promotion of $50,280 and technology and internet of $24,047, partially offset by a reduction in investor relations of $369,514 and to a lesser extent a reduction of salaries and benefits of $151,509.

Other Expenses

Interest expense increased 43% to $241,535 for three months ended May 31, 2014, compared to $169,450 for three months ended May 31, 2013, an increase of $72,085 due primarily to amortization of debt discount on convertible promissory notes. Loss on settlement of debt decreased 100% to $-0- for the three months ended May 31, 2014, compared to $22,797 for the three months ended May 31, 2013, a decrease of $22,797 primarily due to the lack of settlement of debt during our first fiscal quarter. Gain on legal settlement decreased 100% to $-0- for the three months ended May 31, 2014, compared to $57,500 for the three months ended May 31, 2013, a decrease of $57,500 due primarily to the lack of forgiveness of amounts due to accounts payable vendors. Gain on the change in fair value of derivatives increased 472% to $1,115,797 for the three months ended May 31, 2014, compared to a gain of $195,133 for the three months ended May 31, 2013, an increase of $920,664 primarily due to the increase in share price to $0.085 at May 31, 2014 compared to $0.02 at May 31, 2013 used in the Black-Scholes calculation of the value of the derivative liabilities of the convertible promissory notes. Other income/expense increased to $160,336 of other income, compared to other expense of $240 for the three months ended May 31, 2013, an increase of $160,576, primarily due to a net grant received from a grant program in Canada to encourage research and development.

Net Loss

We had a net loss of $546,288 for the three months ended May 31, 2014, compared to net loss of $1,401,001 for the three months ended May 31, 2013, a decrease of $854,713.

The decrease in loss from 2013 to 2014 was primarily due to an increase of $920,644 in the gain in the change in the fair value of derivatives, an increase of other income of $160,576, a decrease in the loss of settlement of debt of $22,797; offset by an increase in interest expense of $72,085 and a decrease in gain on legal settlement of $57,500. Included in the net loss for the three months ended May 31, 2014, is $376,637 of net loss attributable to the noncontrolling interest in subsidiary.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	beyond	Totals
Consulting	$3,750	$-0-	$-0-	$3,750
Leases	110,505	148,638	-0-	259,143
Other	159,100	219,720	439,440	818,260
Totals	$273,355	$368,358	$439,440	$1,081,153

Liquidity and Capital Resources

At May 31, 2014, we had $59,110 cash on-hand, a decrease of $58,708 from $117,818 at the start of fiscal 2014. The decrease in cash was attributable to a decline in funds raised for subscription agreements.

Net cash used in operating activities was $811,132 for the three months ended May 31, 2014, a decrease of $457,185 from $1,268,317 used during the three months ended May 31, 2013. This decrease was primarily due to an increase in the gain on change in fair value of derivatives, stock based compensation and the non-controlling interest in loss of consolidated subsidiaries; offset by increases in amortization of intangibles and debt discount.

Net cash used in investing activities increased to $25,298 for the three months ended May 31, 2014, compared to $19,097 for the three months ended May 31, 2013, an increase of $6,201 primarily due to incurring website development costs and to a lesser extent the purchase of computer equipment.

Net cash provided by financing activities decreased by $625,964 to $768,369, for the three months ended May 31, 2014, compared to $1,394,333 for the three months ended May 31, 2013. This decrease was primarily due to the net decrease of proceeds of the issuance of shares of preferred stock, common stock and the exercise of warrants in the amount of $682,352, and an increase in payments to shareholder loans and other notes payable in the amount of $18,612; offset by an increase in proceeds received from promissory notes in the amount of $75,000.

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

We are a media company focusing on travel and real estate by utilizing multiple media platforms including the Internet, radio and television. As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. We cannot assure you that the business will continue as a going concern or ever achieve profitability. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams.

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our Video on Demand real estate and travel business including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $750,000 to $1.5 million to repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from advertising, sponsorships, e-commerce, travel and real estate are fully- implemented and begin to offset our operating costs. There can be no assurances that we will be successful in raising the required capital to complete this portion of our business plan.

Since our inception, we have funded our operations with the proceeds from the private equity financings. We have issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) and Regulation D promulgated thereunder because the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) and Regulation D thereunder. Currently, revenues provide less than 20% of the our cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $400,000, with the expectation of profitability by the third quarter of fiscal 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

This represents the risk of loss that may result from the potential change in value of a financial instrument because of fluctuations in interest rates and market prices. We do no currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

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

Our Principal Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Accounting Officer have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on June 13, 2014. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we intend to expand our board of directors and establish an independent audit committee consisting of a minimum of three individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended May 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes from the legal matters reported in our Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the SEC on June 13, 2014.

Item 1A. Risk Factors.

There have been no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2014, as filed with the SEC on June 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2014, the Company:

•	issued 749,000 common shares and received proceeds of $57,988.

•	issued 1,191,000 common shares upon the exercise of 1,191,000 outstanding warrants and received $41,280 in proceeds.

•	issued 700,000 shares of common stock in a partial conversion of a convertible promissory note valued at $7,000. The issuance was exempt from registration under Section 3(s)(9) of the Securities Act of 1933.

•	received $25,000 in proceeds and issued a new convertible promissory note.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended May 31, 2014.

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

NEXT 1 INTERACTIVE, INC.

Date: July 21, 2014	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 21, 2014	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

