Form 10-Q
period 2014-08-31
Next 1 Interactive, Inc.
filed 2014-10-20
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

As of October 16, 2014, there were 20,558,347 shares outstanding of the registrant’s common stock

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31,	February 28,
	2014	2014
	(Unaudited)
Assets
Current Assets
Cash	$72,977	$117,818
Accounts receivable, net of allowance for doubtful accounts	88,407	61,635
Stock subscription receivable	-	48,380
Prepaid expenses and other current assets	90,412	101,691
Security deposits	16,506	26,662
Total current assets	268,302	356,186

Property and equipment, net	46,404	55,385
Website development costs and intangible assets, net	4,124,352	4,081,327
Total assets	$4,439,058	$4,492,898

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,101,842	$2,768,831
Other current liabilities	49,318	56,103
Derivative liabilities - convertible promissory notes	212,046	1,355,613
Convertible promissory notes, net of discount of $929 and $70,401, respectively	7,052,457	7,099,985
Convertible promissory notes - related party, net of discount of $195,871- and $-0-, respectively	829,129	650,000
Convertible notes payable of subsidiary	60,000	280,000
Other advances	68,000	68,000
Other notes payable	145,000	145,000
Shareholder loans	389,000	379,000
Notes payable	1,094,072	1,103,450
Total current liabilities	13,000,864	13,905,982

Total liabilities	13,000,864	13,905,982

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at August 31, 2014 and February 28, 2014	22,160	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 297,200 and 285,900 shares issued and outstanding at August 31, 2014 and February 28, 2014, respectively	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 42,000 shares issued and outstanding at August 31, 2014 and February 28, 2014	-	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 894,900 and 860,520 shares issued and outstanding at August 31, 2014 and February 28, 2014, respectively	9	9
Common stock, $.00001 par value; 500,000,000 shares authorized; 20,558,347 and 17,579,280 shares issued and outstanding at August 31, 2014 and February 28, 2014, respectively	206	176
Subscription advances	75,000	-
Additional paid-in-capital	75,185,955	73,877,065
Stock subscription receivable	(5,000)	(5,000)
	75,278,333	73,894,413
Accumulated other comprehensive income	120,913	119,235
Accumulated deficit	(89,251,116)	(87,625,076)
Total Next 1 Interactive, Inc. stockholders' deficit	(13,851,870)	(13,611,428)
Noncontrolling interest	5,290,064	4,198,344
Total stockholders' deficit	(8,561,806)	(9,413,084)
Total liabilities and stockholders' deficit	$4,439,058	$4,492,898

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2014	2013	2014	2013

Revenues
Travel and commission revenues	$116,130	$147,060	$206,286	$321,993
Real estate media revenue	290,215	236,791	545,016	557,299
Total revenues	406,345	383,851	751,302	879,292

Cost of revenues	398,483	126,947	460,106	285,861

Gross profit	7,862	256,904	291,196	593,431

Operating expenses
Salaries and benefits	668,763	487,421	1,250,634	1,220,801
Selling and promotions expense	64,125	45,693	194,028	125,316
General and administrative	900,001	1,017,344	2,052,447	2,002,015
Total operating expenses	1,632,889	1,550,458	3,497,109	3,348,132

Operating loss	(1,625,027)	(1,293,554)	(3,205,913)	(2,754,701)

Other income (expense)
Interest expense	(291,315)	(169,737)	(532,850)	(339,187)
Loss on settlement of debt	-	(11,108)	-	(33,905)
Gain on legal settlement	-	12,478	-	69,978
Gain (loss) on change in fair value of derivatives	27,770	(3,918,728)	1,143,567	(3,723,595)
Other income	5,748	1,311	166,084	1,071
Total other income (expense)	(257,797)	(4,085,784)	776,801	(4,025,638)

Net loss	(1,882,824)	(5,379,338)	(2,429,112)	(6,780,339)

Net loss attributable to the noncontrolling interest	429,016	216,086	805,653	267,157

Net loss attributable to Next 1 Interactive, Inc.	$(1,453,808)	$(5,163,252)	$(1,623,459)	$(6,513,182)

Preferred Stock Dividend	(1,291)	5,214	(2,582)	(14,156)

Net loss attributable to Common Shareholders	$(1,455,099)	$(5,158,038)	$(1,626,041)	$(6,527,338)

Weighted average number of shares outstanding	20,544,823	13,750,833	20,161,291	13,498,062

Basic and diluted net loss per share	$(0.07)	$(0.38)	$(0.08)	$(0.48)

Comprehensive loss:
Unrealized gain (loss) on foreign currency translation adjustment	7,675	39,100	(1,678)	(19,526)
Comprehensive loss	$(1,447,424)	$(5,118,938)	$(1,627,719)	$(6,546,864)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Next 1 Interactive, Inc.	$(1,623,459)	$(6,513,182)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(805,653)	(267,157)
Loss on settlement of debt	-	33,905
Gain on legal settlement	-	(69,978)
Amortization and depreciation	999,595	723,441
Amortization of discount on notes payable	248,601	17,149
Stock based compensation and consulting fees	126,838	350,558
Directors fees	200,000	-
(Gain) loss on change in fair value of derivatives	(1,143,567)	3,723,595
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,772)	(61,629)
Increase in notes receivable	-	(128)
Decrease (increase) in prepaid expenses and other current assets	11,279	(38,190)
Decrease (increase) in security deposits	10,156	(9,487)
Increase in accounts payable and accrued expenses	331,380	45,748
Decrease in other current liabilities	(9,285)	(13,289)
Net cash used in operating activities	(1,680,887)	(2,078,644)

Cash flows from investing activities:
Payments related to website development costs	(431,999)	(263,416)
Advances related to note receivable	-	(20,000)
Payments for computer equipment	(1,640)	(43,777)
Net cash used in investing activities	(433,639)	(327,193)

Cash flows from financing activities:
Proceeds from convertible promissory notes	375,000	-
Payments on convertible promissory notes	-	(60,000)
Proceeds from other notes payable	-	125,000
Principal payments of other notes payable	(37,829)	(78,141)
Principal payments of settlement agreements	-	(64,167)
Proceeds from shareholder loans	10,000	55,000
Principal payments on sundry notes payable	-	(20,000)
Proceeds from issuance of series B preferred shares	200,000	-
Proceeds from issuance of series D preferred shares	-	1,151,000
Proceeds from collection of stock subscription receivable	48,380	100,000
Proceeds from exercise of common stock warrants	157,680	-
Proceeds received in advance for common stock subscriptions	180,000	-
Proceeds from issuance of common stock and warrants	1,134,776	1,242,000
Net cash provided by financing activities	2,068,007	2,450,692

Effect of exchange rate changes on cash	1,678	(19,526)

Net (decrease) increase in cash	(44,841)	25,329

Cash at beginning of period	117,818	36,351

Cash at end of period	$72,977	$61,680

	For the six months ended
	August 31,
	2014	2013

Supplemental disclosure:
Cash paid for interest	$180,298	$176,535

Supplemental disclosure of non-cash investing and financing activity:
Next 1 Interactive, Inc.:
Conversion of debt to equity instruments:
Common stock:
Value of debt	$7,000	$6,335
Shares issued	700,000	618,000

Series D Preferred:
Value of debt	$-	$28,067
Shares issued	-	5,613

Conversion of preferred stock converted into RealBiz Media Group, Inc. common stock:
Series B Preferred:
Value of preferred stock	$143,500	$109,750
Shares issued	28,700	21,950

Series C Preferred:
Value of preferred stock	$-	$150,000
Shares issued	-	30,000

Series D Preferred:
Value of preferred stock	$28,100	$2,139,317
Shares issued	5,620	427,863

Convertible promissory note assignments to new third party investors
Value	$30,000	$-

Convertible promissory notes converted into RealBiz Media Group, Inc. common stock
Value	$80,000	$56,431
Shares issued	1,600,000	227,500

Embedded beneficial conversion feature in convertible promissory notes	$375,000	$-

RealBiz Media Group, Inc.:

Preferred stock dividend	$236,992	$236,992

Purchase of ReachFactor Intangible Assets:
Value of common stock	$600,000	$-
Shares issued	4,000,000	-

Series A Preferred shares converted to common stock:
Value of preferred stock	$-	$299,512
Shares issued	-	5,990,238

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value of preferred stock	$143,500	$109,750
Shares issued	2,870,000	2,195,000

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value of preferred stock	$-	$150,000
Shares issued	-	1,500,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value of preferred stock	$28,100	$2,139,317
Shares issued	187,315	14,262,023

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value of common stock	$80,000	$56,431
Shares issued	1,600,000	37,500

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a media based company focusing directly on the travel segment and indirectly through our 55% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Next 1 is a multi-faceted interactive media company whose key focus is around what the Company believes to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. The Company are engaged in the business of providing digital media and marketing services for the travel industry and, indirectly through RealBiz, for the real estate industry. The Company plans to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. The Company currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. The Company has three divisions: (x) Maupintour Extraordinary Vacations, which is one of the oldest luxury tour operators in the United States; (y) NextTrip.com/Voyage.tv a video and media website with thousands of hours of travel footage(z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commission. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has four divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) Nestbuilder.com /Nestbuilder Agent its consumer and agent websites with over 1.6 million video listings and agent marketing platform's; (iii) its Real Estate Virtual Tour, MicroVideo App and Media group and (iv) ReachFactor – its agent social media marketing division. The cornerstone of all four divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. At present the Company operates travel companies and travel media services, RealBiz Media Group Inc., operates the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, YouTube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network.

RealBiz Media is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media currently generates revenue from advertising revenues and through real estate agent and broker service fees. RealBiz has positioned itself in the following three areas summarized here and explained in more detail below:

1.  Real Estate ”Turn Key” social media and marketing services – The Company earns fees from creating agent personalized websites  as well as offering ongoing services for  marketing  the agent though both our and other social media platforms like Facebook. Services include site design, site optimization, ad placements, key words, SEO strategies that cause awareness and lead generation for the agent. The Company charges between $100 and $10,000 per month dependent upon the level of  marketing.

2.  Website and Mobile Applications – The Company is developing a real estate web portal. This site is expected to be unique to the world of real estate search sites on multiple levels, from a consumer perspective the user experience is being designed to be completely visual and video centric, secondly, the site will provide local neighborhood information and allow for social interaction between home seekers and current residents who can provide an unbiased view of the selected neighborhood, and the content on the site will focus on the entire home ownership lifecycle from purchase through maintenance to home sale therefore giving the site a much deeper and more loyal audience over time.

3.  Agent to Agent Interaction – From an industry perspective the Company believes the site will be revolutionary because it includes an agent only platform that is being designed to allow for agent to agent interaction, and “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they’re currently paying. This agent only site will interact with our Microvideo App (MVA) platform. The MVA was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

The Company owns an 85% interest in RealBiz Holdings, Inc. and a 55% interest in RealBiz Media. These entities’ accounts are consolidated in the accompanying financial statements because the Company has control over operating and financial policies. All inter-company balances and transactions have been eliminated. The 45% non-controlling interest in RealBiz Media Group, Inc. is represented by 1,009,762 shares of Series A Preferred Stock with an annual dividend rate of 10% and 75,520,109 shares of RealBiz Media Group, Inc. common stock.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at August 31, 2014 and February 28, 2014.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $10,621 and $-0- for the six months ended August 31, 2014 and 2013 respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended August 31, 2014 and 2013, the Company did not impair any long-lived assets.

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

The Company placed into service in June 2013 two websites, Maupintour.com and Nexttrip.com. Additionally, the Company placed into service in March 2014 the Nestbuilder website. All costs associated with theses websites are subject to straight-line amortization over a three-year period. For the six months ended August 31, 2014, the Company has capitalized $397,519 of costs associated with website development including $90,480 associated with a web portal that has not been placed into service.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the six months ended August 31, 2014, the Company has capitalized $34,479 of costs associated with the development of a mobile app that has not been placed into service.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record an impairment charge on its intangible assets during the six months ended August 31, 2014 and 2013.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $988,974 and $723,441 for the six months ended August 31, 2014 and 2013, respectively.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

The Company’s common stock equivalents include the following:

August 31, 2014
Series A convertible preferred stock issued and outstanding	221,601,400
Series B convertible preferred stock issued and outstanding	297,200
Series C convertible preferred stock issued and outstanding	840,000
Series D convertible preferred stock issued and outstanding	17,898,000
Warrants to purchase common stock issued, outstanding and exercisable	14,064,795
Stock options issued, outstanding and exercisable	4,050
Shares on convertible promissory notes	56,428,841
311,134,286

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Revenue recognition

Travel

Gross travel tour revenues represent the total retail value of transactions booked for both agency and merchant transactions recorded at the time of booking, reflecting the total price due for travel by travelers, including taxes, fees and other charges, and are generally reduced for cancellations and refunds. The Company also generates revenue from paid cruise ship bookings in the form of commissions. Commission revenue is recognized at the date the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the six months ended August 31, 2014 and 2013, was $194,028 and $125,316, respectively.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See Note 14 for fair value measurements.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of $11,114 and a gain of $2,436 for the six months ended August 31, 2014 and 2013 respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the six months ended August 31, 2014 and 2013 the unrealized loss on foreign currency translation adjustment was $1,678 and $19,526 respectively.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Foreign Currency and Other Comprehensive Income (Loss) (continued)

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

·	As of August 31, 2014 - Canadian dollar $0.9188 to US $1.00

·	For the six months ended August 31, 2014 - Canadian dollar $0.9119 to US $1.00

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of the accounting standard update.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08). This ASU changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, the Company must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $89,251,116, a working capital deficit of $12,732,562 at August 31, 2014, a net loss for the six months ended August 31, 2014 of $2,429,112 and cash used in operations during the six months ended August 31, 2014 of $1,680,887. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Property and Equipment

During the six months ended August 31, 2014, the Company recorded the purchase of $1,640 of computer equipment that was placed into service. Additionally, the Company placed into service $42,149 of computer equipment dedicated to the Nestbuilder website. All computer equipment is subject to depreciation using the straight line method over 3 year period. The Company has recorded $10,621 and $-0- of depreciation expense for the six months ended August 31, 2014 and 2013, respectively. The depreciable equipment has a weighted average remaining useful life of 2.2 years. There was no asset impairment recorded for the six months ended August 31, 2014 and 2013.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	August 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.6 years	$4,796,178	$2,601,930	$2,194,248
Website development costs	1.7 years	2,157,319	932,178	1,225,141
Website development costs (not placed in service)	3.0 years	170,480	-0-	170,480
Web platform/customer list - ReachFactor Acquisition	2.5 years	600,000	99,996	500,004
Software development	3.0 years	34,479	-0-	34,479
		$7,758,456	$3,634,104	$4,124,352

During the six months ended August 31, 2014, the Company incurred expenditures of $307,039 for website development costs as a new development team was brought in to assess the quality of the Nestbuilder website. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2014. This is being done to ensure that the site works capably as the Company's "revenue driver". This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

During the six months ended August 31, 2014, the Company incurred expenditures of $90,480 to develop a website portal to enhance access to travel related products. It is anticipated that this portal will be placed into service by the fourth quarter of the current fiscal year.

On May 24, 2014, RealBiz Media Group, Inc. (the “RBIZ”) entered into an Asset Purchase Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000 in consideration of RBIZ's issuance to ReachFactor of 2,000,000 shares of RBIZ's common stock. The acquisition of the assets is subject to an unwind at the option of Suresh Srinivasan and Arun Srinivasan if on or prior to the date that is six months after the closing of the Asset Purchase Agreement, the Company terminates the employment of either of Suresh Srinivasan and/ or Arun Srinivasan (each referred to as an “Executive”) without cause or either Executive terminates his employment for good reason. In the event of an unwind the assets revert back to ReachFactor and the 2,000,000 shares of stock revert back to RBIZ. The purpose for this acquisition was for RealBiz to obtain ReachFactor's intellectual property consisting of a web platform, along with ReachFactor's customer relationships and to facilitate the addition of ReachFactor's principals to the management of RealBiz.

The value of the common stock was based on the fair value of the stock at the closing date which was $0.15 per share and RBIZ capitalized $600,000 as intangible assets consisting of a web platform and a customer list, to be amortized over a three year period beginning June 1, 2014. The $600,000 included the capitalization of $300,000, related to the acquisition, representing the value of an additional 2,000,000 shares of RBIZ's common stock that were issued on the acquisition date to an escrow account and is considered as part of the purchase price consideration. These additional shares are to be released to Suresh Srinivasan and Arun Srinivasan at the rate of 500,000 shares every three months. The transaction represents an asset acquisition that is accounted for as a business combination under ASC 805.

During the six months ended August 31, 2014, the Company incurred expenditures of $34,479 for software development costs to develop a mobile app called “EZ FLIX” as a tool to assist users in converting still pictures to video. The Company capitalized internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers anticipated to be available in the fourth quarter of the current fiscal year. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $988,974 and $723,441, for six months ended August 31, 2014 and 2013, respectively.

Note 5 – Accounts Payable and Accrued Expenses

As of August 31, 2014, accounts payable and accrued expenses consist of the following:

August 31, 2014

Trade accounts payable	$1,601,426
Accrued interest	791,937
Deferred salary	431,209
Accrued expenses - other	277,270
$3,101,842

Note 6 – Notes Payable

The following table sets forth the notes payable as of August 31, 2014:

Principal
8/31/14
On September 6, 2011, the Company renegotiated the note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company shall make payments of $50,000 due on the first day of each month. The first $185,000 in payments shall be in cash and the remaining $600,000 shall be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value.	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year, matured in March 2011 and was payable in quarterly installments of $25,000.	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000.	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010.	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed a 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note.	221,130
924,072
Interest charged to operations relating to the above notes was $34,525 and $16,487, respectively for the six months ended August 31, 2014 and 2013. As of August 31, 2014, the Company has not made payments on the above obligations, accrued interest is $233,198 and the Company is in default of the above notes.

Notes and advances attributable to consolidated subsidiary

RealBiz Media Group, Inc., received $35,000 in proceeds on April 29, 2013 and signed a 19% promissory note with a maturity date of May 15, 2014. The Company is obligated to make twelve equal payments of $3,225 beginning June 15, 2013. As of August 31, 2014, this note has been completely satisfied.	-0-

RealBiz Media Group, Inc., received $50,000 in proceeds on September 13, 2013 from a non-related third party investor in a non-interest bearing advance. It is anticipated that this loan will be converted into either a debt or equity instrument. During the three months ended August 31, 2014, the Company made no payments towards the outstanding principal balance of this note.	50,000

RealBiz Media Group, Inc., incurred consulting fees in the amount of $120,000 on April 15, 2013 and recorded as a non-interest bearing advance from a non-related third party investor. It is anticipated that this loan will be converted into either a debt or equity instrument. As of the date of this report its status has remained unchanged. During the six months ended August 31, 2014, the Company made no payments towards the outstanding principal balance of this note.	120,000
$1,094,072
Interest charged to operations relating to these notes was $298 and $1,535 respectively for the six months ended August 31, 2014 and 2013.

Note 7 – Other Notes Payable

The following table sets forth the other notes payable as of August 31, 2014:

Principal
8/31/14
Related parties:

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged this to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2014, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2014 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. The Company has made the following principal payments: $20,000 on August 15, 2013, $25,000 on October 1, 2013 and $25,000 on October 23, 2014, leaving a remaining principal balance of $50,000.	$50,000

On August 31, 2014, an unrelated entity where a Company officer/director is president, executed a note assignment with one of the Company's convertible promissory note holders in the amount of $30,000. For the six months ended August 31, 2014, the Company made $30,000 of principal payments.	-0-

On January 23, 2014, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2014. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged this as interest expense to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of one (1) year.	25,000

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a six year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value.	70,000
$145,000
Interest charged to operations relating to these notes was $7,156 and $8,390 respectively for the six months ended August 31, 2014 and 2013. As of August 31, 2014, the Company has not made payments on the above obligations, accrued interest as of August 31, 2014 is $42,076 and the Company is in default of the above notes with the exception of $50,000.

Note 8 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion were applied against a principal balance of $186,000 leaving a balance due of $18,000. The Company incurred no activity during the six months ended August 31, 2014 and the remaining principal balance as of August 31, 2014 totaled $18,000.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company incurred no activity during the six months ended August 31, 2014 and the remaining principal balance as of August 31, 2014 totaled $50,000.

Note 9 – Shareholder Loans

During the six months ended August 31, 2014, the Company received $10,000 in advances, made no conversions or payments and the remaining balance as of August 31, 2014 totaled $389,000.

Note 10 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to December 1, 2014 and with a range of fixed and variable conversion features. During six months ended August 31, 2014 and 2013, the Company recognized interest expense of $36,482 and $295,624, respectively. The table below summarizes the convertible promissory notes as of August 31, 2014.

	August 31, 2014
	Non Related Party	Related Party	Total
Principal
Beginning balance	$7,170,386	$650,000	$7,820,386
Additions:
Proceeds received from note issuances	-0-	375,000	375,000
Assigned	-0-	-0-	-0-
	-0-	375,000	375,000

Subtractions:
Conversion to common shares	7,000	-0-	7,000
Conversion to RealBiz common shares	80,000	-0-	80,000
Assigned to related party officer	30,000	-0-	30,000
	117,000	-0-	117,000

Ending balance	$7,053,386	$1,025,000	$8,078,386

Debt Discount
Beginning balance	$70,401	$-0-	$70,401
Additions:
Incurred during the year	-0-	375,000	375,000
Subtractions:
Amortized during the year	69,472	179,129	248,601
Ending balance	$929	$195,871	$196,800

Carrying Value
Total convertible promissory notes	$7,052,457	$829,129	$7,881,586
Less: current portion	7,052,457	829,129	7,881,586
Long term portion	$-0-	$-0-	$-0-
Principal past due	$464,101	$675,000	$1,139,101

During the six months ended August 31, 2014, the Company:

·	received $375,000 in proceeds and issued new convertible promissory notes. In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date(s) using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. The aforementioned accounting treatment resulted in a total debt discount equal to $375,000 during the six months ended August 31, 2014. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts. During the six months ended August 31, 2014 and 2013, the Company recorded debt amortization expense in the amount of $248,445 and $9,480, respectively.

·	negotiated an assignment of $30,000 in principal owed to a note holder to a related party officer/director.

·	issued 700,000 shares of common stock upon conversion of $7,000 of principal held by a note holder.

·	executed a conversion of $80,000 of principal into 1,600,000 shares of RealBiz Media's common stock.

Note 10 – Convertible Promissory Notes (continued)

Convertible debt modification - non related party

On February 24, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $6,012,526 in principal that is past due and $62,377 in accrued interest as of November 30, 2013. The agreement extended the maturity date of all the notes held by the lender to December 1, 2014 and allows the lender the right to extend the maturity date of each of the notes to December 1, 2015, provided that all quarterly interest payment are made by the due dates of January 15th, April 15th, July 15 and October 15th. Additionally, the agreement changed the conversion feature of each note held by the lender from the variable conversion rate based on market price to a fixed conversion rate of $0.50 per share. As part of the note amendment, the Company's subsidiary, RealBiz Media Group, Inc., issued 12,000,000 one (1) year warrants with an exercise price of $0.50. During the six months ended August 31, 2014 and 2013, the Company recognized interest expense of $181,266 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the warrants was determined to be $4,809,308, the fair value of the new debt was determined to be $6,070,540 and the carrying amount of the old debt of principal and interest totaling $6,070,703 resulting in a total loss on the extinguishment of debt of $4,808,145. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, expected volatility of 324.34% with a one year life. The Company determined the fair value of the new debt by taking a weighted average of all the Company's existing convertible promissory notes interest rate for a discount rate, calculating that rate to be approximately 7% and computed the present value of the new debt's remaining cash flows.

On March 31, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $517,582 in principal that is currently due and $24,566 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to July 17, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to Topic ASC 470-60-55-10. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the six months ended August 31, 2014 and 2013, the Company recognized interest expense of $14,181 and $-0-, respectively.

Convertible debt modification - related party

On July 14, 2014, the Company entered into another note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal that is past due and $186,890 in accrued interest, that was previously amended on May 14, 2014. The agreement extended the maturity date of all the notes held by the lender to October 31, 2014. Additionally, until October 31, 2014, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. During the six months ended August 31, 2014 and 2013, the Company recognized interest expense of $32,668 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. Pursuant to Topic ASC 470-60-55-10 it was determined that the related party lender granted a concession as the effective borrowing rate calculated on the new debt is less that the effective borrowing rate of the old debt and can be accounted for as a troubled debt restructuring requiring to account for the modification on a prospective basis. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods.

Note 10 – Convertible Promissory Notes (continued)

Convertible debt modification - related party (continued)

On July 14, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $25,000 and accrued interest of $382. The agreement extended the maturity date of all the notes held by the lender to October 31, 2014. Additionally, until October 31, 2014, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. During the six months ended August 31, 2014 and 2013, the Company recognized interest expense of $250 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. Pursuant to Topic ASC 470-60-55-10 it was determined that the related party lender granted a concession as the effective borrowing rate calculated on the new debt is less that the effective borrowing rate of the old debt and can be accounted for as a troubled debt restructuring requiring to account for the modification on a prospective basis. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods.

Convertible promissory note attributable to consolidated subsidiary

During the six months ended August 31, 2014, RealBiz Media Group, Inc.:

·	issued 1,366,666 shares, upon the noteholder's request, to convert $205,000 in principal.

·	issued 100,000 shares, upon the noteholder's request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

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

Note 11 – Stockholders’ Deficit (continued)

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

During the six months ended August 31, 2014, the Company incurred no activity for Series A Preferred Stock.

Dividends in arrears on the outstanding preferred shares total $540,909 as of August 31, 2014. The Company had 2,216,014 shares issued and outstanding as of August 31, 2014.

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

During the six months ended August 31, 2014, the Company:

·	issued 40,000 shares of Series B Preferred stock along with 4,000,000 five (5) year warrants with an exercise price of $0.01 and received $200,000 in proceeds.

·	converted 28,700 shares of Series B Preferred stock into RealBiz Media Group, Inc., upon investor's request, issuing 2,870,000 shares of RealBiz Media Group, Inc. common stock with a total value of $143,500.

Dividends in arrears on the outstanding preferred shares total $406,159 as of August 31, 2014. The Company had 297,200 shares issued and outstanding as of August 31, 2014.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). On July 9, 2014, Next 1 Interactive, Inc. (the “Company”) filed (i) an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. During the six months ended August 31, 2014, the Company incurred no activity for Series C Preferred Stock.

Dividends in arrears on the outstanding preferred shares total $36,201 as of August 31, 2014. The Company had 42,000 shares issued and outstanding as of August 31, 2014.

Note 11 – Stockholders’ Deficit (continued)

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). On July 9, 2014, Next 1 Interactive, Inc. (the “Company”) filed (i) an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25.

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

During the six months ended August 31, 2014, the Company:

·	issued 40,000 shares of Series D Preferred stock to a director at a stated value of $5 per share totaling $200,000.

·	converted 5,620 shares of Series D Preferred stock, upon investor request, into 187,315 shares of RealBiz Media Group, Inc. valued at $28,100.

Dividends in arrears on the outstanding preferred shares total $981,747 as of August 31, 2014. The Company had 894,900 shares issued and outstanding as of August 31, 2014.

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

During the six months ended August 31, 2014, the Company:

·	issued 938,067 common shares and received cash proceeds in the amount of $63,988.

·	issued 1,291,000 common shares upon the exercise of 1,291,000 outstanding warrants and received $44,280 in proceeds.

·	issued 50,000 shares of its common stock valued at $3,000 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

·	issued 700,000 shares of common stock in a partial conversion of a convertible promissory note valued at $7,000.

·	recognized and measured the embedded beneficial conversion feature present in various convertible promissory notes by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital in the amount of $375,000. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

Note 11 – Stockholders’ Deficit (continued)

Common Stock (continued)

·	On July 14 2014, the Company agreed to extend the maturity date of 500,000 warrants to October 31, 2014 from July 31, 2014. The Company evaluated the incremental value of the modified warrants, as compared to the original warrant value, concluding that modification expense incurred was immaterial and the modification expense not recorded.

The Company had 20,558,347 shares issued and outstanding as of August 31, 2014.

Common Stock Warrants

At August 31, 2014, there were 14,064,795 warrants outstanding with a weighted average exercise price of $0.20 and weighted average life of 2.11 years. During the six months ended August 31, 2014, the Company granted 5,919,226 warrants (for RealBiz Media Group, Inc. stock subscriptions, 66,660 warrants for consulting fees and 4,000,000 warrants attached to Preferred Series B issuance; 1,191,000 were exercised; 767,000 were cancelled; and 2,041,275 expired.

Common Stock Options

At August 31, 2014, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 7.09 years. During the six months ended August 31, 2014, no options were granted or exercised.

Compensation expense relating to stock options granted during the six months ended August 31, 2014 and 2013, was $-0- .

Our subsidiary, RealBiz Media Group, Inc.

During the six months ended August 31, 2014, there was a significant increase in the non-controlling interest due to the following stock issuances in our subsidiary:

·	issued 5,902,157 shares and 781,278 one (1) year warrants with exercise price between $0.18 and $1.25 and received $1,070,788 in proceeds.

·	issued 630,000 shares of common stock upon exercise of 630,000 common stock warrants and received $113,400 in proceeds.

·	issued 382,859 shares and 9,600 one (1) year common stock warrants with an exercise price of $0.01 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital valued at $55,143. The value of the common stock was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black Scholes option pricing model with the following assumptions: risk free interest rate 0.13%, dividend yield of -0-%, volatility factor of 326.14% and expected life of one (1) year.

·	issued 2,870,000 shares of common stock upon conversion of Next 1 Interactive, Inc. Series B Preferred stock valued at $143,500.

·	issued 187,315 shares of common stock upon conversion of Next 1 Interactive, Inc. Series D Preferred stock valued at $28,100.

·	issued 1,600,000 shares of common stock upon conversion of Next 1 Interactive, Inc. convertible promissory notes valued at $80,000.

·	issued 1,466,666 shares of common stock upon conversion of convertible promissory notes valued at $220,000.

·	On May 24, 2014, the Company issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. This was part of the ReachFactor Asset Purchase Agreement. The value of the common stock was based on the fair value of the stock at the time of issuance.

·	On May 24, 2014, the Company issued 2,000,000 shares of common stock upon execution of an Asset Purchase Agreement with ReachFactor, Inc. pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock at the time of issuance and totaled $300,000.

Note 11 – Stockholders’ Deficit (continued)

Our subsidiary, RealBiz Media Group, Inc.(continued)

·	On May 5, 2014, the Company's board of directors authorized a special warrant exercise pricing available to warrant holders of record as of May 5, 2014. The Board agreed to reduce the pricing on the warrants to $0.18 from their current level of $1.00 to $1.25 for the month of May 2014 only. The Company evaluated the incremental value of the modified warrants, as compared to the original warrant value, concluding that modification expense incurred was immaterial and the modification expense not recorded.

·	All of the conversions of Next 1 Interactive, Inc. securities were accounted for as contributed capital.

Note 12 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the six months ended August 31, 2014 and 2013 was $69,237 and $67,292 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

Our future minimum rental payments through February 28, 2015 is $75,886 consisting of rent expenditure of $95,886 offset by our tenant contribution of $20,000.  Our future minimum rental payments through February 28, 2016 is $146,637 consisting of rent expenditure of $163,637 offset by our tenant contribution of $18,000.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	thereafter	Totals
Leases	$75,886	$148,638	$-0-	$224,523
Other	106,866	192,888	385,776	685,530
Totals	$182,752	$341,526	$385,776	$910,053

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

There is a case that was filed on December 2, 2013, whereby the Company is a defendant in a lawsuit filed by Twelfth Child Entertainment in the Circuit Court for Palm Beach, Florida alleging that Next 1 owes 11,000 shares of Series D Preferred stock for a License Agreement. The case is being strongly contested and is in arbitration.

There is a case that was filed on March 14, 2014 whereby the Company is a defendant in a lawsuit filed by Lewis Global Partners in the Circuit Court for Broward County, Florida alleging that Next 1 owes 2,700 shares of Series B Preferred stock for a Consulting Agreement. The case is being strongly contested and is being sent to arbitration.

The Company is unable to determine the estimate of the probable or reasonably possible loss or range of losses arising from the above legal proceedings.

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

The tables below present information about reportable segments for the three and six months ended August 31, 2014 and 2013:

	For the three months ended		For the six months ended
	August 31,		August 31,
	2014	2013	2014	2013
Revenues:
Media	$290,215	$236,791	$545,017	$557,299
Travel	116,130	147,060	206,285	321,993
Segment revenues	$406,345	$383,851	$751,302	$879,292

Operating expense:
Media	$1,187,511	$905,044	$2,544,184	$2,005,079
Travel	483,205	558,068	963,100	1,158,966
Segment expense	$1,670,716	$1,463,112	$3,507,284	$3,164,045

Net income (loss):
Media	$(897,298)	$(668,252)	$(1,999,166)	$(1,447,779)
Travel	(367,072)	(411,008)	(756,815)	(836,973)
Segment net loss	$(1,264,370)	$(1,079,260)	$(2,755,981)	$(2,284,752)

The Company did not generate any revenue outside the United States for the three and six months ended August 31, 2014 and 2013 and did not have any assets located outside the United States.

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

Note 14 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as of August 31, 2014, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	August 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$212,046	$-0-	$-0-	$212,046
Total	$212,046	$-0-	$-0-	$212,046

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended August 31, 2014:

8/31/14
Beginning balance	$1,355,613
Fair value of embedded conversion feature of:
Preferred Series securities at issue date	-0-
Convertible promissory notes as issue date	-0-
Change in fair value of embedded conversion feature of:
Preferred Series securities included in earnings	-0-
Convertible promissory notes included in earnings	(1,143,567)
Ending balance	$212,046

Note 15 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Next 1 Interactive, Inc.

During September and October of 2014, the Company issued 186,068 shares of Series C Preferred stock and 1,295,000 one to two year common stock warrants with an exercise price between $0.01 and $0.05 and received $182,000 in cash proceeds.

RealBiz Media Group, Inc.

During September and October of 2014, the Company received $25,000 in advance of a new Series B Preferred stock not yet issued. On September 18, 2014, the Company received Suresh Srinivasan’s written resignation as the Chief Operating Officer of the Company effective September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2014 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2014 are those that depend most heavily on these judgments and estimates. As of August 31, 2014, there had been no material changes to any of the critical accounting policies contained therein.

Overview

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a media based company focusing directly on the travel segment and indirectly through our 55% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Next 1 is a multi-faceted interactive media company whose key focus is around what we believe to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. We are engaged in the business of providing digital media and marketing services directly for the travel industry and, indirectly through RealBiz, for the real estate industry. We plan to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. We currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. We have three divisions: (x) our Maupintour Extraordinary Vacations, which is one of the oldest luxury tour operator in the United States; (y) NextTrip.com/Voyage.tv a video and media website with thousands of hours of travel footage(z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commission. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has four divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) Nestbuilder.com /Nestbuilder Agent its consumer and agent websites with over 1.6 million video listings and agent marketing platforms (iii) its Real Estate Virtual Tour, MicroVideo App and Media group and (iv) ReachFactor – its agent social media marketing division. The cornerstone of all four divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. At present the Company operates travel companies and travel media services, RealBiz Media Group Inc., operates the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, You Tube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network

We currently focus our travel segment on the following travel operations and travel media services.

Maupintour Extraordinary Vacations

1.Maupintour Extraordinary Vacations (“Maupintour”) is the oldest tour operator in North America having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world. The Company has an active alumni that desires luxury vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. The Company previously ran group tours ranging from 10 to 25; however it has moved its model to customization of high end tours for families, small groups and individuals. The Company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru. The Company’s peak season for this division is from February to July. Maupintour’s website is www.Maupintour.com.

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

3. Trip Professionals.com. The Company operates a Trip Professional Membership Program. The program allows members to join for a $199 annual fee and earn 80% of the commissions on travel products purchased though the member. At present the Company is working on a new booking engine whereby members can access wholesale pricing and set commissions and is currently being redesigned to allow its members access to vacations at wholesale pricing, view destination video and adjust commissions within acceptable limits.

Our subsidiary focuses on real estate media advertising.

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

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

Revenues

Our total revenues increased 6% to $406,345 for the three months ended August 31, 2014, compared to $383,851 for the three months ended August 31, 2013, an increase of $22,494. The increase in sales is the reflection of additional revenue reported and collected from Realtor.com listing uploads through our subsidiary, RealBiz, real estate division.

Revenues from the travel segment decreased 21% to $116,130 for the three months ended August 31, 2014, compared to $147,060 for the three months ended August 31, 2013, a decrease of $30,930. The decrease is attributable to a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from the RealBiz real estate media increased 23% to $290,215 for the three months ended August 31, 2014, compared to $236,791 for the three months ended August 31, 2013, an increase of $53,424. The increase in sales is the reflection of additional revenue reported and collected from Realtor.com listing uploads.

Cost of Revenue

Cost of revenues increased 214% to $398,483 for three months ended August 31, 2014, compared to $126,947 for the three months ended August 31, 2013, an increase of $271,536. This is predominately due to the $194,028 amortization of the cost of the Nestbuilder website placed in service in March 2014 which has been classified as a cost of sale as the website is considered a revenue producing tool for the RealBiz.

Operating Expenses

Our operating expenses include salaries and benefits, selling and promotion and general and administrative expenses. Our operating expenses increased 5% to $1,632,889 for the three months ended August 31, 2014, compared to $1,550,458 for the three months ended August 31, 2013, an increase of $82,431. This increase was mainly attributable to: an increase in director's fees due to the issuance of 40,000 shares of Series D Preferred stock valued at $200,000, an increase in salaries and benefits (including stock compensation) of $181,342 and to a lesser extent an increase in selling and promotion of $18,432 and investor relations of $11,686. This was offset primarily by a decrease in amortization of intangibles of $107,642, a decrease in technology and internet of $107,006 and to a lesser extent office expense of $34,963, rent and utilities of $34,481, travel and entertainment of $27,564, dues and subscriptions of $11,119 and miscellaneous operating expenses of $6,254.

Other Income (Expenses)

Interest expense increased 72% to $291,315 for three months ended August 31, 2014, compared to $169,737 for three months ended August 31, 2013, an increase of $121,578 is due primarily to the amortization of the embedded beneficial conversion feature present in the convertible debts. There was no debt or legal settlement during the three months ended August 31, 2014 as there was for the three months ended August 31, 2013. Loss on the change in fair value of derivatives decreased 101% to a gain of 27,770 for the three months August 31, 2014, compared to a loss of $3,918,728 for the three months ended August 31, 2013, a decrease of $3,946,498 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income increased 338% to $5,748 of other income, compared to other income of $1,311 for the three months ended August 31, 2013, an increase of $4,437.

Net Loss

We had a net loss of $1,882,824 for the three months ended August 31, 2014, compared to net loss of $5,379,338 for the three months ended August 31, 2013, a decrease of $3,496,514. The decrease in loss from 2013 to 2014 was primarily due to a decrease of $3,946,498 in the loss in the change in the fair value of derivatives offset by an increase of director's fees of $200,000, an increase in salaries and benefits of $181,342 and interest expense of $121,578. Included in the net loss for the three months ended August 31, 2014, is $429,016 of net loss attributable to the noncontrolling interest in subsidiary.

For the Six months Ended August 31, 2014 Compared to the Six Months Ended August 31, 2013

Revenues

Our total revenues decreased 15% to $751,302 for the six months ended August 31, 2014, compared to $879,292 for the six months ended August 31, 2013, a decrease of $127,990. This is due to a decrease in the marketing and sales efforts of the travel division and the shifting of paying customers in the virtual tour business to a free trial of new technology products being released by our subsidiary, RealBiz, real estate division.

Revenues from the travel segment decreased 36% to $206,286 for the six months ended August 31, 2014, compared to $321,993 for the six months ended August 31, 2013, a decrease of $115,707. The travel revenue decrease is attributable to a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers

Revenues from real estate media decreased 2% to $545,016 for the six months ended August 31, 2014, compared to $557,299 for the six months ended August 31, 2013, a decrease of $12,283. The Company is shifting from the legacy virtual tour business and focused on the rollout of its new technology products and is offering agents a free trial period before charging fees for the use of new products.

Cost of Revenue

Cost of revenues increased 61% to $460,106 for six months ended August 31, 2014, compared to $285,861 for the six months ended August 31, 2013, an increase of $174,245. This is predominately due to the $194,028 amortization of the cost of the Nestbuilder website placed in service in March 2014 which has been classified as a cost of sale as the website is considered a revenue producing tool for RealBiz.

Operating Expenses

Our operating expenses include salaries and benefits, selling and promotion and general and administrative expenses. Our operating expenses increased 4% to $3,497,109 for the six months ended August 31, 2014, compared to $3,348,132 for the six months ended August 31, 2013, an increase of $148,977. This increase was mainly attributable to: an increase in director's fees due to the issuance of 40,000 shares of Series D Preferred stock valued at $200,000 and to a lesser extent an increase in consulting fees of $121,486, legal and professional fees of $84,006, technology and internet expense of $81,293, selling and promotion of $68,712, salaries and benefits of $29,833, depreciation of $10,621 and miscellaneous operating expenses of $3,018. This was offset by a decrease in investor relations of $357,828 and to a lesser extent a decrease in amortization of intangibles of $28,492, travel and entertainment of $23,158, office expense of $22,619 and rent and utilities of $17,895

Other Expenses

Interest expense increased 57% to $532,850 for six months ended August 31, 2014, compared to $339,187 for six months ended August 31, 2013, an increase of $193,663 due primarily to the amortization of the embedded beneficial conversion feature present in the convertible debts. There was no debt or legal settlement during the six months ended August 31, 2014 as there was for the six months ended August 31, 2013. Gain on the change in fair value of derivatives increased 131% to $1,143,567 for the six months ended August 31, 2014, compared to a loss of $3,723,595 for the six months ended August 31, 2013, an increase of $4,867,162 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income increased to $166,084, compared to $1,071 for the six months ended August 31, 2013, an increase of $165,013, primarily due to a net grant received from a grant program in Canada to encourage research and development.

Net Loss

We had a net loss of $2,429,112 for the six months ended August 31, 2014, compared to net loss of $6,780,339 for the six months ended August 31, 2013, a decrease of $4,351,227. The decrease in loss from 2013 to 2014 was primarily due to a decrease of $4,867,162 in the loss in the change in the fair value of derivatives and to a lesser extent an increase in other income of $165,013 and a decrease in investor relations of $357,828 offset by an increase of director's fees of $200,000, an increase in interest expense of $193,663 and to a lesser extent an increase technology and internet of $84,006 and travel and entertainment of $81,293. Included in the net loss for the three months ended August 31, 2014, is $805,653 of net loss attributable to the noncontrolling interest in subsidiary.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	thereafter	Totals
Leases	$75,886	$148,638	$-0-	$224,523
Other	106,866	192,888	385,776	685,530
Totals	$182,752	$341,526	$385,776	$910,053

Liquidity and Capital Resources

At August 31, 2014, we had $72,977 cash on-hand, a decrease of $44,841 from $117,818 at the start of fiscal 2015. The decrease in cash was due primarily to operating expenses and advances to affiliates.

Net cash used in operating activities was $1,680,887 for the six months ended August 31, 2014, a decrease of $397,757 from $2,078,644 used during the six months ended August 31, 2013. This decrease was primarily due to an increase in the gain on change in fair value of derivatives and to a lesser extent a decrease in stock based compensation and consulting fees, increase in loss of non-controlling interest of consolidated subsidiaries offset by increases in amortization of intangibles and debt discount, directors fees and accounts payable and accrued expenses.

Net cash used in investing activities increased to $433,639 for the six months ended August 31, 2014, compared to $327,193 for the six months ended August 31, 2013, an increase of $106,446 primarily due to incurring website development costs and to a lesser extent the purchase of computer equipment.

Net cash provided by financing activities decreased by $382,685 to $2,068,007, for the six months ended August 31, 2014, compared to $2,450,692 for the six months ended August 31, 2013. This decrease was primarily due to the net decrease of proceeds of the issuance of shares of preferred stock of $951,000, offset by increases in proceeds, net of payments, of $389,479 received for convertible promissory notes, loans and shareholder advances and an increase in proceeds of $178,836 for common stock issuances and the exercise of common stock warrants for cash.

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

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our real estate and travel business including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $750,000 to $1.5 million to repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from advertising, sponsorships, e-commerce, travel and real estate are fully- implemented and begin to offset our operating costs. There can be no assurances that we will be successful in raising the required capital to complete this portion of our business plan.

Since our inception, we have funded our operations with the proceeds from the private equity financings. We have issued these shares without registration under the Securities Act of 1933, as amended, afforded the Company under Section 4(a)(2) and Regulation D promulgated thereunder because the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended, and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) and Regulation D thereunder. Currently, revenues provide less than 20% of our cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $400,000, with the expectation of profitability by the end of fiscal 2015.

Our multi-platform media revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven and there can be no assurance that we can achieve profitable operations. Our ability to generate revenues depends, among other things, on our ability to create enough viewership to provide advertisers, sponsors, travelers and homebuyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, or achieve or sustain profitability.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, we have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on June 13, 2014. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we intend to expand our board of directors and establish an independent audit committee consisting of individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the three months ended August 31, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2014, the Company:

·	issued 189,067 common shares and received proceeds of $6,000.

·	issued 100,000 common shares upon the exercise of 100,000 outstanding warrants and received $3,000 in proceeds.

·	issued 70,789 shares of common stock upon the exercise of 70,879 common stock warrants in settlement of consulting fees valued at $12,758.

·	received $375,000 in proceeds and issued new convertible promissory notes to related party investors. These notes are convertible into the Company's Preferred Series stock at $1 or the new RealBiz Series B Preferred stock not yet issued.

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

There were no defaults upon senior securities during the period ended August 31, 2014.

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

NEXT 1 INTERACTIVE, INC.

Date: October 20, 2014	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2014	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

