Form 10-Q
period 2014-11-30
Next 1 Interactive, Inc.
filed 2015-01-20
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

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

As of January 15, 2015, there were 21,108,347 shares outstanding of the registrant’s common stock

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	February 28,
	2014	2014
	(Unaudited)
Assets
Current Assets
Cash	$15,789	$117,818
Accounts receivable, net of allowance for doubtful accounts	87,808	61,635
Stock subscription receivable	-	48,380
Prepaid expenses and other current assets	116,554	101,691
Security deposits	16,506	26,662
Total current assets	236,657	356,186

Property and equipment, net	41,912	55,385
Website development costs and intangible assets, net	3,640,936	4,081,327
Total assets	$3,919,505	$4,492,898

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,415,706	$2,768,831
Other current liabilities	88,561	56,103
Derivative liabilities - convertible promissory notes	547,757	1,355,613
Convertible promissory notes, net of discount of $141,245 and $70,401, respectively	6,897,141	7,379,985
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	650,000
Other advances	68,000	68,000
Other notes payable	145,000	145,000
Shareholder loans	399,600	379,000
Notes payable	1,094,072	1,103,450
Total current liabilities	13,680,837	13,905,982

Convertible promissory notes - long term portion, net of discount of $-0- and $-0-, respectively	150,000	-
Total liabilities	13,830,837	13,905,982

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at November 30, 2014 and February 28, 2014	22,160	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 285,900 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 153,400 and 42,000 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	2	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 860,900 and 860,520 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	9	9
Subscription advances	147,500	-
Common stock, $.00001 par value; 500,000,000 shares authorized; 20,558,347 shares issued and outstanding at November 30, 2014 and 17,579,280 shares issued and outstanding at February 28, 2014, respectively	206	176
Additional paid-in-capital	72,240,600	73,877,065
Stock subscription receivable	(5,000)	(5,000)
	72,405,480	73,894,413
Accumulated other comprehensive income	121,892	119,235
Accumulated deficit	(90,707,268)	(87,625,076)
Total Next 1 Interactive, Inc. stockholders' deficit	(18,179,896)	(13,611,428)
Noncontrolling interest	8,268,564	4,198,344
Total stockholders' deficit	(9,911,332)	(9,413,084)
Total liabilities and stockholders' deficit	$3,919,505	$4,492,898

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2014	2013	2014	2013

Revenues
Travel and commission revenues	$89,394	$91,263	$295,680	$413,256
Real estate media revenue	314,556	299,956	859,572	857,255
Total revenues	403,950	391,219	1,155,252	1,270,511

Cost of revenues	282,461	74,530	742,567	360,391

Gross profit	121,489	316,689	412,685	910,120

Operating expenses
Salaries and benefits	565,393	489,603	1,816,027	1,710,404
Selling and promotions expense	78,686	100,789	272,714	226,105
Impairment of ReachFactor intangible assets	125,000	-	125,000	-
General and administrative	1,193,508	2,778,735	3,245,955	4,780,750
Total operating expenses	1,962,587	3,369,127	5,459,696	6,717,259

Operating loss	(1,841,098)	(3,052,438)	(5,047,011)	(5,807,139)

Other income (expense)
Interest expense	(382,241)	(170,338)	(915,091)	(509,525)
Loss on settlement of debt	-	(3,285,541)	-	(3,319,446)
Warrant modification expense	(17,202)	-	(17,202)	-
Initial derivative liability expense	(234,303)	-	(234,303)	-
Gain (loss) on legal settlement	-	(31,691)	-	38,287
Gain (loss) on change in fair value of derivatives	(21,168)	(4,884,803)	1,122,399	(8,608,398)
Other income (expense)	4,379	(19,748)	170,463	(18,677)
Total other income (expense)	(650,535)	(8,392,121)	126,266	(12,417,759)

Net loss	(2,491,633)	(11,444,559)	(4,920,745)	(18,224,898)

Net loss attributable to the noncontrolling interest	1,035,482	932,774	1,841,135	1,199,931

Net loss attributable to Next 1 Interactive, Inc.	$(1,456,151)	$(10,511,785)	$(3,079,610)	$(17,024,967)

Preferred Stock Dividend	-	(1,277)	(2,582)	(15,433)

Net loss attributable to Common Shareholders	$(1,456,151)	$(10,513,062)	$(3,082,192)	$(17,040,400)

Weighted average number of shares outstanding	20,558,347	14,034,678	20,292,680	13,675,633

Basic and diluted net loss per share	$(0.07)	$(0.75)	$(0.15)	$(1.25)

Comprehensive loss:
Unrealized loss on foreign currency translation adjustment	(979)	(34,943)	(2,657)	(54,517)
Comprehensive loss	$(1,457,130)	$(10,548,005)	$(3,084,849)	$(17,094,917)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	November 30,
	2014	2013
Cash flows from operating activities:
Net loss attributable to Next 1 Interactive, Inc.	$(3,079,610)	$(17,024,967)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(1,841,135)	(1,199,931)
Impairment of intangible assets	125,000	-
Warrant modification expense	17,202	-
Initial derivative liability expense	234,303	-
Loss on settlement of debt	-	3,319,446
Gain on legal settlement	-	(38,287)
Bad debt expense	-	76,823
Amortization and depreciation	1,524,731	1,070,916
Amortization of discount on notes payable	445,401	26,804
Stock based compensation and consulting fees	516,503	1,600,578
Directors fees	200,000	-
(Gain) loss on change in fair value of derivatives	(1,122,399)	8,608,398
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,173)	(61,629)
(Increase) decrease in prepaid expenses and other current assets	(14,863)	9,694
Decrease (increase) in security deposits	10,156	(341)
Increase in accounts payable and accrued expenses	645,747	36,216
Increase (decrease) in other current liabilities	29,456	(45,931)
Net cash used in operating activities	(2,335,681)	(3,622,211)

Cash flows from investing activities:
Payments related to website development costs	(584,597)	(539,800)
Payments for computer equipment	(2,515)	(43,777)
Retirement of Series D shares	-	(6,002)
Advances related to notes receivable	-	(20,000)
Proceeds received related to notes receivable	-	20,000
Net cash used in investing activities	(587,112)	(589,579)

Cash flows from financing activities:
Proceeds from convertible promissory notes	470,000	-
Payments on convertible promissory notes	-	(70,500)
Proceeds from other notes payable	-	90,000
Principal payments of other notes payable	(37,829)	(120,000)
Principal payments of settlement agreements	-	(64,167)
Proceeds from shareholder loans	20,600	55,000
Proceeds from sundry notes payable	-	35,000
Principal payments on sundry notes payable	-	(96,677)
Proceeds from issuance of series B preferred shares	200,000	-
Proceeds from issuance of series C preferred shares	547,000	-
Proceeds from issuance of series D preferred shares	-	1,151,000
Proceeds from collection of stock subscription receivable	48,380	105,000
Proceeds from exercise of common stock warrants	157,680	60,000
Proceeds received in advance for common stock subscriptions	247,500	13,500
Proceeds from issuance of common stock and warrants	1,164,776	3,926,000
Net cash provided by financing activities	2,818,107	5,084,156

Effect of exchange rate changes on cash	2,657	54,517

Net (decrease) increase in cash	(102,029)	926,883

Cash at beginning of period	117,818	36,351

Cash at end of period	$15,789	$963,234

	For the nine months ended
	November 30,
	2014	2013

Supplemental disclosure:
Cash paid for interest	$180,298	$282,677

Supplemental disclosure of non-cash investing and financing activity:
Next 1 Interactive, Inc.:
Series A shares converted to Series C shares:
Value of preferred stock	$-	$150,000
Shares issued	-	150,000

Shares/Warrants issued for conversion of debt to equity:
Common stock:
Value	$7,000	$6,335
Shares	700,000	618,000

Series D Preferred:
Value	$-	$28,067
Shares	-	5,613
Warrants	-	50,000

Preferred stock converted into RealBiz Media Group, Inc. common stock:
Series B Preferred:
Value	$343,500	$542,750
Shares	68,700	108,550

Series C Preferred:
Value of preferred stock	$180,000	$150,000
Shares issued	36,000	30,000

Series D Preferred:
Value	$198,100	$2,884,370
Shares	39,620	576,695

Previously subscribed shares now issued:
Series D Preferred:
Value of preferred stock	$-	$100,000
Shares issued	-	20,000

Convertible promissory note assignments - net of $1,549 of payments	$28,451	$-

Convertible promissory notes converted into RealBiz Media Group, Inc. common stock
Value	$155,000	$56,431
Shares	3,100,000	37,500

Embedded beneficial conversion feature in convertible promissory notes	375,000	-

Increase in investment in RBIZ Ser A Preferred shares based upon the "top up" provision in the certificate of designation:
Value	$5,196,720	$-
Shares	28,983,600	$-

Reduction in investment in RBIZ Ser A Preferred shares for issuances of RBIZ shares issued for conversion of Next 1 Preferred Stock and Debt:
Value	$1,287,082	$-
Shares	53,198,347	-

RealBiz Media Group, Inc.:

Purchase of Reachfactor Intangible Assets
Value	$600,000	$-
Shares	4,000,000	-

Promissory notes converted into common stock:
Value	$220,000	$-
Shares	1,466,666	-

Reduction of Series A Preferred shares for conversion of Next 1 Interactive, Inc.'s Preferred Shares and Debt:
Value	$1,287,082	$-
Shares	53,198,347	-

Costs associated with convertible promissory notes:
Initial derivative liability expense	$234,303	$-
Loan origination fees	$55,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a media based company focusing directly on the travel segment and indirectly through our 43% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Next 1 is a multi-faceted interactive media company whose key focus is around what the Company believes to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. The Company is engaged in the business of providing digital media and marketing services for the travel industry and, indirectly through RealBiz, for the real estate industry. The Company plans to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. The Company currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. The Company has three divisions: (x) Maupintour Extraordinary Vacations, which is one of the oldest luxury tour operators in the United States; (y) NextTrip.com/Voyage.tv a video and media website with thousands of hours of travel footage and (z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commissions. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz is engaged in the business of providing real estate professional’s technology and marketing service solutions that allow them to list and sell more properties. We currently generate revenue from several areas of our technology platforms and services including but not limited to advertising revenues, consulting services, monthly recurring enterprise production contracts and yearly subscriptions. Realbiz has positioned itself in the following eight areas summarized here and explained in more detail below:

1.      Nestbuilder Agent: Agent to Agent Interaction-From an industry perspective we believe that our developed website will be revolutionary because it includes an agent only platform that is designed to allow for agent to agent interaction, and includes an “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the real estate agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they are currently paying. This agent only site will also interact with our Microvideo App (MVA) platform.

2.      Ezflix Mobile App: The Ezflix app is the only mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and even portals such as NestBuilder – giving agents a way to personalize their listing videos with entertaining local relevant content. This application, both Web and Mobile, will be complete in 2015 when we combine our VT (Virtual Tour) and MVA (MicroVideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers network.

3.      The Virtual Tour (VT) and MicroVideo App (MVA): was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition. Currently, the strategy is to migrate our current client base of VT users to MVA’s and combine the total core offering into our EzFlix Mobile and Web based application in 2015.

4.      NestBuilder: The world’s largest real estate video portal with over 1 million listings and rapidly growing to over 2 million. Unlike other leaders in the space that agents are seeking legitimate alternatives to, NestBuilder focuses on building agent’s brands and delivering high-quality leads. They achieve this by offering fully customizable webpages that will follow their homebuyer throughout the home search, ultimately turning NestBuilder.com into each agent’s very own national portal.

5.      NestBuilder Mobile Search App: The app is currently in private testing and will be available to the public by the end of the year. The app’s core competency allows consumers to enter in their agent’s name, and effectively turn the NestBuilder app into the agent’s very own application where their branding follows the consumer along their home search journey, everywhere they go.

6.      ReachFactor: A recently acquired full-marketing agency that specializes in real estate. ReachFactor offers a variety of solutions to agents and brokers such as web design, digital ad campaigns, blogging, social media management, reputation management, search engine optimization and much more.

7.      Enterprise Video Production: We service some of the largest and well known Franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisors websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts have the company producing over 10 million video listings from 2012-2014 and will be eclipsing that production in 2015 alone. This core area significantly contributes to the company’s growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow the company access to upgrades and upsell other core products and services.

8.       Home and Away Club: RealBiz excels at beginning and closing the agent-buyer relationship, but the reality of real estate is that the average homebuyer looks for a new home once every 5 years. That’s why RealBiz has created the Home and Away Club so they can offer agents a means to stay in contact once the house is sold with a rewards program. With the Home and Away club, they can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three and nine months ended November 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2015.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

The Company owns an 85% interest in RealBiz Holdings, Inc. and a 43% interest in RealBiz Media Group, Inc. ("RealBiz"). These entities’ accounts are consolidated in the accompanying financial statements because the Company has control over operating and financial policies through board members common to both public entities. All inter-company balances and transactions have been eliminated. The 57% non-controlling interest in RealBiz is represented by 1,009,762 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 85,799,012 shares of RealBiz common stock issued and outstanding as of November 30, 2014.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2014 and February 28, 2014.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $16,072 and $-0- for the nine months ended November 30, 2014 and 2013 respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended November 30, 2014 and 2013, the Company did not impair any long-lived assets.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. The Company placed into service in June 2013 two websites, Maupintour.com and Nexttrip.com. Additionally, the Company placed into service in March 2014 the Nestbuilder website. All costs associated with theses websites are subject to straight-line amortization over a three-year period. For the nine months ended November 30, 2014, the Company has capitalized $524,487 of costs associated with website development including $90,480 associated with a web portal that has not been placed into service.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the nine months ended November 30, 2014, the Company has capitalized $60,110 of costs associated with the development of a mobile app that has not been placed into service.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge on its intangible assets of $125,000 and $-0- during the nine months ended November 30, 2014 and 2013, respectively (See note 4). Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,499,988 and $1,070,916 for the nine months ended November 30, 2014 and 2013, respectively.

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

The Company’s common stock equivalents include the following:

November 30, 2014
Series A convertible preferred stock issued and outstanding	221,601,400
Series B convertible preferred stock issued and outstanding	257,200
Series C convertible preferred stock issued and outstanding	3,268,000
Series D convertible preferred stock issued and outstanding	17,338,000
Warrants to purchase common stock issued, outstanding and exercisable	16,413,252
Stock options issued, outstanding and exercisable	4,050
Shares on convertible promissory notes	56,172,931
315,054,833

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

Media

Through our subsidiary, RealBiz, marketing and promotional services are provided to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the then-current month as well as deferred revenue liabilities representing the collected fee for services yet to be delivered.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the nine months ended November 30, 2014 and 2013, was $272,714 and $226,105, respectively.

Share Based Compensation

The Company computes share based payments to employees in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments. Equity instruments issued to non-employees for goods or services are accounted for at fair value and marked to market until service is complete or a performance commitment date is reached, whichever is earlier, in accordance with ASC 505-50.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”) which provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of ASC 718-10.

Warrant Modifications

The Company treats a modification of the terms or conditions of an equity award in accordance with ASC Topic 718-20-35-3 by treating the modification as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. Incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of this Topic over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date

Income Taxes

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of $6,863 and a gain of $4,417 for the nine months ended November 30, 2014 and 2013 respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the nine months ended November 30, 2014 and 2013 the unrealized loss on foreign currency translation adjustment was $2,657 and $54,517 respectively.

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of November 30, 2014 - Canadian dollar $0.87560 to US $1.00

•	For the nine months ended November 30, 2014 - Canadian dollar $0.91258 to US $1.00

Recent Accounting Pronouncements

There are no recently adopted accounting pronouncements or recent accounting pronouncements not yet adopted that will have a material impact on the Company’s consolidated financial statements.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $90,707,268, a working capital deficit of $13,444,180 at November 30, 2014, a net loss for the nine months ended November 30, 2014 of $4,920,745 and cash used in operations during the nine months ended November 30, 2014 of $2,335,681. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Property and Equipment

At November 30, 2014, the Company's property and equipment are as follows:

	October 31, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	1.6 Years	$22,882	$12,589	$10,293
Computer equipment - Nestbuilder website	2.3 Years	42,149	10,530	31,619
		$65,031	$23,119	$41,912

During the nine months ended November 30, 2014, the Company recorded the purchase of $2,515 of computer equipment that was placed into service. Additionally, the Company placed into service $42,149 of computer equipment dedicated to the Nestbuilder website. All computer equipment is subject to depreciation using the straight line method over 3 year period. The Company has recorded $15,988 and $-0- of depreciation expense for the nine months ended November 30, 2014 and 2013, respectively. There was no asset impairment recorded for the nine months ended November 30, 2014 and 2013.

Note 4 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	November 30, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.3 years	$4,796,178	$2,946,267	$1,849,911
Website development costs	1.6 years	2,284,287	1,061,356	1,222,931
Website development costs (not placed in service)	3.0 years	170,480	-0-	170,480
Web platform/customer list - ReachFactor Acquisition	2.3 years	600,000	262,496	337,504
Software development	3.0 years	60,110	-0-	60,110
		$7,911,055	$4,270,119	$3,640,936

Note 4 – Website Development Costs and Intangible Assets (continued)

During the nine months ended November 30, 2014, the Company incurred expenditures of $434,007 for website development costs as a new development team was brought in to assess the quality of the Nestbuilder website. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2014. This is being done to ensure that the site works capably as the Company's "revenue driver". This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

During the nine months ended November 30, 2014, the Company incurred expenditures of $90,480 to develop a website portal to enhance access to travel related products. It is anticipated that this portal will be placed into service by the fourth quarter of the current fiscal year.

On May 24, 2014, our subsidiary RealBiz entered into an Asset Purchase Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000 in consideration of RBIZ's issuance to ReachFactor of 2,000,000 shares of RBIZ's common stock. The acquisition of the assets is subject to an unwind at the option of Suresh Srinivasan and Arun Srinivasan if on or prior to the date that is nine months after the closing of the Asset Purchase Agreement, the Company terminates the employment of either of Suresh Srinivasan and/ or Arun Srinivasan (each referred to as an “Executive”) without cause or either Executive terminates his employment for good reason. In the event of an unwind, the assets revert back to ReachFactor and the 2,000,000 shares of stock revert back to RBIZ. The purpose for this acquisition was for RealBiz to obtain ReachFactor's intellectual property consisting of a web platform, along with ReachFactor's customer relationships and to facilitate the addition of ReachFactor's principals to the management of RealBiz.

The value of the common stock of RealBiz was based on the fair value of the stock at the closing date which was $0.15 per share and RBIZ capitalized $600,000 as intangible assets consisting of a web platform and a customer list, to be amortized over a three year period beginning June 1, 2014. The $600,000 included the capitalization of $300,000, related to the acquisition, representing the value of an additional 2,000,000 shares of RBIZ's common stock that were issued on the acquisition date to an escrow account and is considered as part of the purchase price consideration. These additional shares are to be released to Suresh Srinivasan and Arun Srinivasan at the rate of 500,000 shares every three months. The transaction represents an asset acquisition that is accounted for as a business combination under ASC 805. On September 18, 2014, the Company received Suresh Srinivasan’s written resignation as the Chief Operating Officer of the Company effective September 30, 2014 and the outstanding 750,000 shares of RealBiz common stock, held in escrow, were returned on December 5, 2014. The Company impaired the remaining un-amortized cost of $125,000 representing Suresh's interest in the ReachFactor intangible assets.

During the nine months ended November 30, 2014, the Company incurred expenditures of $60,110 for software development costs to develop a mobile app called "EZ FLIX" as a tool to assist users in converting still pictures to video. The Company capitalized internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers anticipated to be available in the fourth quarter of the current fiscal year. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,499,988 and $1,070,916, for nine months ended November 30, 2014 and 2013, respectively.

Note 5 – Accounts Payable and Accrued Expenses

As of November 30, 2014, accounts payable and accrued expenses consist of the following:

11/30/14

Trade accounts payable	$1,681,843
Accrued interest	1,029,682
Deferred salary	472,875
Accrued expenses - other	231,306
$3,415,706

Note 6 – Notes Payable

The following table sets forth the notes payable as of November 30, 2014:

Principal
11/30/14
On September 6, 2011, the Company renegotiated the note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company was obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments was to be in cash and the remaining $600,000 was to be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value.	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and was payable in quarterly installments of $25,000.	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000.	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010.	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note.	221,130
924,072
Interest charged to operations relating to the above notes was $35,431 and $23,572, respectively for the nine months ended November 30, 2014 and 2013. As of November 30, 2014, the Company has not made payments on the above obligations, accrued interest is $234,104 and the Company is in default of the above notes.

Notes and advances attributable to consolidated subsidiary

RealBiz, received $35,000 in proceeds on April 29, 2013 and signed a 19% promissory note with a maturity date of May 15, 2014. The Company is obligated to make twelve equal payments of $3,225 beginning June 15, 2013. As of November 30, 2014, this note has been completely satisfied.	-0-

RealBiz, received $50,000 in proceeds on September 13, 2013 from a non-related third party investor in a non-interest bearing advance. It is anticipated that this loan will be converted into either a debt or equity instrument. During the nine months ended November 30, 2014, the Company made no payments towards the outstanding principal balance of this note.	50,000

RealBiz, incurred consulting fees in the amount of $120,000 on April 15, 2013 and recorded as a non-interest bearing advance from a non-related third party investor. It is anticipated that this loan will be converted into either a debt or equity instrument. As of the date of this report its status has remained unchanged. During the nine months ended November 30, 2014, the Company made no payments towards the outstanding principal balance of this note.	120,000
$1,094,072
Interest charged to operations relating to these notes was $298 and $2,677 respectively for the nine months ended November 30, 2014 and 2013.

Note 7 – Other Notes Payable

The following table sets forth the other notes payable as of November 30, 2014:

Principal
11/30/14
Related parties:

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged this to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2014 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. The Company has made the following principal payments: $20,000 on August 15, 2013, $25,000 on October 1, 2013 and $25,000 on October 23, 2014, leaving a remaining principal balance of $50,000.	$50,000

On November 30, 2014, an unrelated entity where a Company officer/director is president, executed a note assignment with one of the Company's convertible promissory note holders in the amount of $30,000. For the nine months ended November 30, 2014, the Company made $30,000 of principal payments.	-0-

On January 23, 2014, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2014. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged this as interest expense to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of one (1) year. Two payments for $25k each were made in the month of October 2013, bring the remaining balance down to $25,000.	25,000

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a nine year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value.	70,000
$145,000
Interest charged to operations relating to these notes was $10,068 and $12,843 respectively for the nine months ended November 30, 2014 and 2013. As of November 30, 2014, the Company has not made payments on the above obligations, accrued interest as of November 30, 2014 is $44,988 and the Company is in default of the above notes with the exception of $50,000.

Note 8 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion was applied against a principal balance of $186,000 leaving a balance due of $18,000. The Company incurred no activity during the nine months ended November 30, 2014 and the remaining principal balance as of November 30, 2014 totaled $18,000.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company incurred no activity during the nine months ended November 30, 2014 and the remaining principal balance as of November 30, 2014 totaled $50,000.

Note 9 – Shareholder Loans

During the nine months ended November 30, 2014, the Company received $20,600 in advances, made no conversions or payments and the remaining balance as of November 30, 2014 totaled $399,600.

Note 10 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. During nine months ended November 30, 2014 and 2013, the Company recognized interest expense of $437,607 and $423,994, respectively. The table below summarizes the convertible promissory notes as of November 30, 2014.

	November 30, 2014
	Non Related Party	Related Party	Total
Principal
Beginning balance	$7,450,386	$650,000	$8,100,386
Additions:
Proceeds received from note issuances	95,000	375,000	470,000
Fees	55,000	-0-	55,000
	150,000	375,000	525,000

Subtractions:
Conversion to common shares	7,000	-0-	7,000
Conversion to RealBiz common shares	375,000	-0-	375,000
Assigned to related party officer	30,000	-0-	30,000
	412,000	-0-	412,000

Ending balance	$7,188,386	$1,025,000	$8,213,386
Debt Discount
Beginning balance	$70,401	$-0-	$70,401
Additions:
Incurred during the year	150,000	375,000	525,000
Subtractions:
Amortized during the year	79,156	375,000	454,156
Ending balance	$141,245	$-0-	$141,245

Carrying Value
Total convertible promissory notes	$7,047,141	$1,025,000	$8,072,141
Less: current portion	6,897,141	1,025,000	7,922,141
Long term portion	$150,000	$-0-	$150,000
Principal past due	$464,101	$-0-	$464,101

During the nine months ended November 30, 2014, the Company:

•	received $375,000 in proceeds and issued new convertible promissory notes. In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date(s) using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. The aforementioned accounting treatment resulted in a total debt discount equal to $375,000 during the nine months ended November 30, 2014. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts. During the nine months ended November 30, 2014 and 2013, the Company recorded debt amortization expense in the amount of $444,316 and $26,804, respectively.

Note 10 – Convertible Promissory Notes (continued)

•	negotiated an assignment of $30,000 in principal owed to a note holder to a related party officer/director.

•	issued 700,000 shares of common stock upon conversion of $7,000 of principal held by a note holder.

•	executed a conversion of $155,000 of principal into 3,100,000 shares of RealBiz Media's common stock.

Convertible debt modification - non related party

On February 24, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $6,012,526 in principal that is past due and $62,377 in accrued interest as of November 30, 2013. The agreement extended the maturity date of all the notes held by the lender to December 1, 2014 and allows the lender the right to extend the maturity date of each of the notes to December 1, 2015, provided that all quarterly interest payment are made by the due dates of January 15th, April 15th, July 15 and October 15th. Additionally, the agreement changed the conversion feature of each note held by the lender from the variable conversion rate based on market price to a fixed conversion rate of $0.50 per share. As part of the note amendment, the Company's subsidiary, RealBiz, issued 12,000,000 one (1) year warrants with an exercise price of $0.50. During the nine months ended November 30, 2014 and 2013, the Company recognized interest expense of $272,500 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the warrants was determined to be $4,809,308, the fair value of the new debt was determined to be $6,070,540 and the carrying amount of the old debt of principal and interest totaling $6,070,703 resulting in a total loss on the extinguishment of debt of $4,808,145. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, expected volatility of 324.34% with a one year life. The Company determined the fair value of the new debt by taking a weighted average of all the Company's existing convertible promissory notes interest rate for a discount rate, calculating that rate to be approximately 7% and computed the present value of the new debt's remaining cash flows.

On March 31, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $517,582 in principal that is currently due and $24,566 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to July 17, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to Topic ASC 470-60-55-10. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the nine months ended November 30, 2014 and 2013, the Company recognized interest expense of $22,791 and $-0-, respectively.

Convertible debt modification - related party

On October 28, 2014, the Company entered into another note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal and $210,920 in accrued interest, which was previously amended on July 14, 2014. The agreement extended the maturity date of all the notes held by the lender to October 31, 2015. During the nine months ended November 30, 2014 and 2013, the Company recognized interest expense of $61,274 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods.

Note 10 – Convertible Promissory Notes (continued)

Convertible debt modification - related party (continued)

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $25,000 and accrued interest of $382, which was previously amended on July 14, 2014. The agreement extended the maturity date of the note held by the lender to October 31, 2015. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. During the nine months ended November 30, 2014 and 2013, the Company recognized interest expense of $898 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods.

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $350,000 and accrued interest of $15,995, extending the maturity date of the note held by the lender to October 31, 2015 from October 31, 2014. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. During the nine months ended November 30, 2014 and 2013, the Company recognized interest expense of $4,132 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods

Convertible promissory note attributable to consolidated subsidiary

During the nine months ended November 30, 2014, RealBiz Media Group, Inc.:

•	issued 1,366,666 shares, upon the noteholder's request, to convert $205,000 in principal.

•	issued 100,000 shares, upon the noteholder's request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

•	On October 20, 2014, the Company issued a two (2) year, 7.5% convertible promissory note maturing on October 19, 2014 with a non-related third party investor valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued 300,000 warrants to the holder with a two-year life and a relative fair value of approximately $14,760 to purchase shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.17 per share included as part of the debt discount. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The value of these warrants were charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means, the lower of the fixed conversion price of $0.20 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the lowest of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending and including the trading day immediately preceding the conversion date. As required, the Company evaluated the conversion feature of the note and determined that there was no beneficial conversion feature (“BCF”) and assigned a value of $80,240 as additional derivative liability expense. A total debt discount of $150,000 to be amortized to interest expense over the life of the note. Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated

Note 10 – Convertible Promissory Notes (continued)

Convertible promissory note attributable to consolidated subsidiary (continued)

and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. Additionally, the Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the funds received on October 20, 2014, was valued using the Black-Scholes model, resulting in an initial fair value of $314,543 and recorded as a current liability. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 359.58%, (3) risk-free interest rate of 0.37%, and (4) expected life of 2.00 years. The value of the conversion option liability underlying the convertible promissory note at November 30, 2014 was $285,753 and the assumptions used in the Black-Scholes pricing model at November 30, 2014 are as follows: (1) dividend yield of 0%; (2) expected volatility of 357.70%, (3) risk-free interest rate of 0.47%, and (4) expected life of 2.00 years. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $28,790 during the nine months ended November 30, 2014, representing the change in fair value. The Company recognized a derivative liability expense of $234,303. Interest charged to operations relating to this note for the nine months ended November 30, 2014 and 2013 was amounted to $8,755 and $0 respectively.

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

Note 11 – Stockholders’ Deficit (continued)

Series A Preferred Stock (continued)

During the nine months ended November 30, 2014, the Company incurred no activity for Series A Preferred Stock.

Dividends in arrears on the outstanding preferred shares total $596,158 as of November 30, 2014. The Company had 2,216,014 shares issued and outstanding as of November 30, 2014.

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

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

During the nine months ended November 30, 2014, the Company:

•	issued 40,000 shares of Series B Preferred stock along with 4,000,000 five (5) year warrants with an exercise price of $0.01 and received $200,000 in proceeds.

•	converted 68,700 shares of Series B Preferred stock into 6,870,000 shares of common stock of our subsidiary RealBiz at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $439,625 as of November 30, 2014. The Company had 257,200 shares issued and outstanding as of November 30, 2014.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). On July 9, 2014, the Company filed an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Note 11 – Stockholders’ Deficit (continued)

Series C Preferred Stock (continued)

During the nine months ended November 30, 2014, the Company:

•	received $547,000 and issued 109,400 shares of Series C Preferred stock along with 3,700,000 Next 1 Interactive, Inc. common stock warrants with an exercise price of $0.01 to $0.05 and terms of one to two years. Additionally, our subsidiary RealBiz granted to these investors 1,500,000 common stock warrants with an exercise price of $0.10 and term of one year.

•	issued 38,000 shares of Series C Preferred stock for consulting services rendered for a total value of $190,000. The value of the Series C Preferred shares was based on the contemporaneous cash sales of $5 per share.

•	converted 36,000 shares of Series C Preferred stock into 1,800,000 shares of common stock of our subsidiary RealBiz at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $48,425 as of November 30, 2014. The Company had 153,400 shares issued and outstanding as of November 30, 2014.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

During the nine months ended November 30, 2014, the Company:

•	issued 40,000 shares of Series D Preferred stock to a director valued at contemporaneous cash sales of $5 per share totaling $200,000.

•	converted 39,620 shares of Series D Preferred stock, upon investor request, into 1,320,535 common shares of RealBiz at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $1,091,095 as of November 30, 2014. The Company had 860,900 shares issued and outstanding as of November 30, 2014.

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

Note 11 – Stockholders’ Deficit (continued)

Common Stock (continued)

On June 26, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 5,000,000 to 500,000,000.

During the nine months ended November 30, 2014, the Company:

•	issued 938,067 common shares and received cash proceeds in the amount of $63,988.

•	issued 1,291,000 common shares upon the exercise of 1,291,000 outstanding warrants and received $44,280 in proceeds.

•	issued 50,000 shares of its common stock valued at $3,000 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	issued 700,000 shares of common stock in a partial conversion of a convertible promissory note valued at $7,000.

•	recognized and measured the embedded beneficial conversion feature present in various convertible promissory notes by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital in the amount of $375,000. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

•	modified certain warrants by renewing warrants that expired or extending their due dates. The effects of these modifications were analyzed according to ASC Topic 718-20-35-3 and the Company recorded a warrant modification expense of $17,202.

The Company had 20,558,347 shares issued and outstanding as of November 30, 2014.

Common Stock Warrants

At November 30, 2014, there were 16,413,252 warrants outstanding with a weighted average exercise price of $0.16 and weighted average life of 1.80 years. During the nine months ended November 30, 2014, the Company granted 6,785,892 warrants (for RealBiz stock subscriptions, 66,660 warrants for consulting fees, 4,000,000 warrants attached to Preferred Series B issuance, 3,700,000 warrants attached to Preferred Series C issuance and 450,000 whose maturity date expired and was renewed; 1,291,000 were exercised; 1,007,000 were cancelled; and 4,469,484 expired.

Common Stock Options

At November 30, 2014, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 6.84 years. During the nine months ended November 30, 2014, no options were granted or exercised.

Compensation expense relating to stock options granted during the nine months ended November 30, 2014 and 2013, was $-0- .

Our subsidiary, RealBiz Media Group, Inc.

During the nine months ended November 30, 2014, there was a significant increase in the non-controlling interest due to the following stock issuances in our subsidiary:

•	issued 6,215,490 shares and 2,724,211 one (1) year warrants with exercise price between $0.10 and $1.25 and received $1,070,788 in proceeds.

•	issued 630,000 shares of common stock upon exercise of 630,000 common stock warrants and received $113,400 in proceeds.

•	issued 1,915,209 shares and 9,600 one (1) year common stock warrants with an exercise of $0.01 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital valued at $323,503. The value of the common stock was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black Scholes option pricing model with the following assumptions: risk free interest rate 0.13%, dividend yield of -0-%, volatility factor of 326.14% and expected life of one (1) year.

Note 11 – Stockholders’ Deficit (continued)

Our subsidiary, RealBiz Media Group, Inc. (continued)

•	issued 6,870,000 shares of common stock upon conversion of Next 1 Interactive, Inc. Series B Preferred stock valued at $343,500.

•	issued 1,800,000 shares of common stock upon conversion of Next 1 Interactive, Inc. Series C Preferred stock valued at $180,000.

•	issued 1,320,535 shares of common stock upon conversion of Next 1 Interactive, Inc. Series D Preferred stock valued at $198,100.

•	issued 3,100,000 shares of common stock upon conversion of Next 1 Interactive, Inc. convertible promissory notes valued at $155,000.

•	issued 1,466,666 shares of common stock upon conversion of convertible promissory notes valued at $220,000.

•	On May 24, 2014, RealBiz issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. This was part of the ReachFactor Asset Purchase Agreement. The value of the common stock was based on the fair value of the stock at the time of issuance.

•	On May 24, 2014, RealBiz issued 2,000,000 shares of common stock upon execution of an Asset Purchase Agreement with ReachFactor, Inc. pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock at the time of issuance and totaled $300,000.

•	On May 5, 2014, the RealBiz board of directors authorized a special warrant exercise pricing available to warrant holders of record as of May 5, 2014. The Board agreed to reduce the pricing on the warrants to $0.18 from their current level of $1.00 to $1.25 for the month of May 2014 only. The Company evaluated the incremental value of the modified warrants, as compared to the original warrant value, concluding that modification expense incurred was immaterial and the modification expense not recorded.

•	All of the conversions of Next 1 Interactive, Inc. securities were accounted for as contributed capital.

•	issued 25,983,600 Series A Preferred Shares to Next 1 Interactive, Inc., based upon the "top up" provision in the certificates of designations, valued at $5,196,720 and approved by the Board of Directors on May 15, 2014. The value was calculated based upon the closing price of the RealBiz's common stock on May 15, 2014 of $0.20 per common share.

•	retired 53,198,347 Series Preferred Series A shares, at the cost of $1,287,082, based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Next 1 Interactive, Inc. preferred stock and convertible promissory notes.

Note 12 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the nine months ended August 31, 2014 and 2013 was $103,856 and $100,938 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

Our future minimum rental payments through February 28, 2015 is $41,267 consisting of rent expenditure of $48,517 offset by our tenant contribution of $7,250.  Our future minimum rental payments through February 28, 2016 is $175,040 consisting of rent expenditure of $195,790 offset by our tenant contribution of $20,750.

Note 12 - Commitments and Contingencies (continued)

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	thereafter	Totals
Leases	$41,267	$148,638	$-0-	$189,905
Information technology consultants	84,216	147,588	295,176	526,980
Totals	$125,483	$296,226	$295,176	$716,885

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

There is currently a case pending whereby the Company’s Chief Executive Officer (the “Defendant”) is being sued for allegedly breaching a contract, which he signed in his role as the CEO of the Company's wholly owned subsidiary Extraordinary Vacations Group, Inc. (“Extraordinary Vacations”). The case is being strongly contested. The Defendant filed a motion to dismiss plaintiff’s amended complaint with prejudice and such motion has been argued before the judge in the case. The Company is currently awaiting the judge’s ruling at this time.

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

Note 13 – Segment Reporting (continued)

The tables below present information about reportable segments for the three and nine months ended November 30, 2014 and 2013:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Revenues:
Media	$314,555	$299,956	$859,572	$857,255
Travel	89395	91,263	295,680	413,256
Segment revenues	$403,950	$391,219	$1,155,252	$1,270,511

Operating expense:
Media	$617,997	$2,282,516	$3,162,181	$4,287,595
Travel	124,391	908,718	1,087,491	2,067,225
Segment expense	$742,388	$3,191,234	$4,249,672	$6,354,820

Net income (loss):
Media	$(303,441)	$(1,982,559)	$(2,302,609)	$(3,430,339)
Travel	(34,996)	(817,455)	(791,811)	(1,653,969)
Segment net loss	$(338,437)	$(2,800,014)	$(3,094,420)	$(5,084,308)

The Company did not generate any revenue outside the United States for the three and nine months ended November 30, 2014 and 2013 and did not have any assets located outside the United States.

Note 14 – Fair Value Measurements

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

The hierarchy consists of three levels:

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

Note 14 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as of November 30, 2014, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	November 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$547,757	$-0-	$-0-	$547,757
Total	$547,757	$-0-	$-0-	$547,757

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended November 30, 2014:

11/30/14
Beginning balance	$1,355,613
Fair value of embedded conversion feature of:
Fair value above debt discount at issue date	80,240
Derivative liability expense at issue date	234,303
Change in fair value of embedded conversion feature of:
Preferred Series securities included in earnings	-0-
Gain on change in fair value of derivatives	(1,122,399)
Ending balance	$547,757

Note 15 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Next 1 Interactive, Inc.

During December 2014 and January 2015, the Company:

•	received $20,000 in proceeds and issued 4,000 shares of Series B Preferred stock.

•	received $120,000 in proceeds and issued 24,000 shares of Series C Preferred stock and 1,200,000 one to two year common stock warrants with an exercise price of $0.01 and 1,000,000 one year common stock warrants of RealBiz with an exercise price of $0.01.

•	received $2,500 in proceeds upon the exercise of 50,000 common stock warrants and issued 50,000 shares of common stock.

•	received $5,000 in proceeds as partial payment in anticipation of the exercise of common stock warrants not executed as of the date of this filing.

•	received $25,000 in proceeds from a related party investor and the Company issued a 15 day bridge loan agreement with an annual interest rate of 6% due on or before December 19, 2014. As of the date of this filing, the loan is past due.

•	the Company is currently analyzing the above transactions for proper accounting treatment.

RealBiz Media Group, Inc.

During December 2014 and January 2015, the Company:

•	received $460,000 in proceeds and issued convertible promissory notes with interest rates of 12% per annum, maturity dates of December 31, 2016 and with a range of fixed rate conversion features.

•	received $75,000 in proceeds and issued 750,000 common shares and 750,000 one year warrants with an exercise price of $0.18.

•	the Company is currently analyzing the above transactions for proper accounting treatment.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2014 are those that depend most heavily on these judgments and estimates. As of November 30, 2014, there had been no material changes to any of the critical accounting policies contained therein.

Overview

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a media based company focusing directly on the travel segment and indirectly through our 43% ownership interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), on the real estate segment. The Company's and RealBiz’s mission has been to both create and acquire travel and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Next 1 is a multi-faceted interactive media company whose key focus is around what we believe to be two of the most universal, yet powerful consumer-passion categories - real estate and travel. We are engaged in the business of providing digital media and marketing services directly for the travel industry and, indirectly through RealBiz, for the real estate industry. We plan to deliver targeted content via digital platforms including satellite, cable, broadcast, Broadband, Web, Print and Mobile. We currently generate revenue from commissions from (i) traditional sales of our travel products as well as advertising revenue from preferred suppliers and sponsors and referral fees; (ii) travel media services which include video monthly sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from the real estate operations of RealBiz. We have three divisions: (x) our Maupintour Extraordinary Vacations, which is one of the oldest luxury tour operator in the United States; (y) NextTrip.com/Voyage.tv a video and media website with thousands of hours of travel footage (z) TripProfessionals.com, a trip professional membership program which is an at home agency program allowing the consumer to customize and book travel while earning commission. In addition, RealBiz generates revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has four divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) Nestbuilder.com /Nestbuilder Agent its consumer and agent websites with over 1.6 million video listings and agent marketing platforms (iii) its Real Estate Virtual Tour, MicroVideo App and Media group and (iv) ReachFactor – its agent social media marketing division. The cornerstone of all four divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. At present the Company operates travel companies and travel media services, RealBiz Media Group Inc., operates the Home Tour Network. The Home Tour Network owns technology that allows it to create video from real estate agents home listings which can be featured on hundreds of relevant real estate related websites, You Tube and VOD Television Networks in 2 cities on the Cox Communications Network and Comcast Cable Network

We currently focus our travel segment on the following travel operations and travel media services.

Maupintour Extraordinary Vacations

1. Maupintour Extraordinary Vacations (“Maupintour”) is the oldest tour operator in North America having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world. The Company has an active alumni that desires luxury vacations that includes private sightseeing, fine dining and 4 and 5 star accommodations. The Company previously ran group tours ranging from 10 to 25; however it has moved its model to customization of high end tours for families, small groups and individuals. The Company’s most popular destinations are Egypt, Israel, Europe, Africa, Asia and Peru. The Company’s peak season for this division is from February to July. Maupintour’s website is www.Maupintour.com.

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

Additionally, “on demand” travel solution allows users to access travel content via digital platforms including Web, Cable, Broadband and mobile. This delivery of travel information, services and entertainment to consumers will help the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorship. NextTrip.com was originally launched in July of 2008 as Nexttrip.com. Media and travel booking solutions are being restructured and the Company is testing video marketing technology. The Company is targeting completion of new video content by July 2015. The website is www.NextTrip.com.

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

RealBiz Media is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media currently generates revenue from advertising revenues and through real estate agent and broker service fees. RealBiz has positioned itself in the following eight areas summarized here and explained in more detail below:

1.      Nestbuilder Agent: to Agent Interaction-From an industry perspective we believe that our developed website will be revolutionary because it includes an agent only platform that is designed to allow for agent to agent interaction, and includes an “App Store” for relevant video content, community events, discount coupons, industry news and agent share programs. This site will completely empower the real estate agent with content and assets that they can use to pursue prospects and generate leads at a fraction of the cost they are currently paying. This agent only site will also interact with our Microvideo App (MVA) platform.

2.       Ezflix Mobile App: The Ezflix app is the only mobile/web video editor that pre-integrates with an agent’s listing data, allowing them to edit all of their listing’s data, and convert them into video with live video interstitial capabilities, audio recording and music. Ezflix can then share videos to all social media, email, and even portals such as NestBuilder – giving agents a way to personalize their listing videos with entertaining local relevant content. This application, both Web and Mobile, will be complete in 2015 when we combine our VT (Virtual Tour) and MVA (MicroVideo App) platform into one solution and distribute to multiple partners and resellers including Photographer and Videographer service providers’ network.

3.       The Virtual Tour (VT) and MicroVideo App (MVA): was developed and implemented to allow agents to access specific video based product strategies that are designed specifically to increase the SEO rank and traffic credit to real estate franchise systems and/or their brokers. This solution gives those franchises and brokers a much needed tool to lower their cost of prospect acquisition. Currently, the strategy is to migrate our current client base of VT users to MVA’s and combine the total core offering into our EzFlix Mobile and Web based application in 2015.

4.       NestBuilder: The world’s largest real estate video portal with over 1 million listings and rapidly growing to over 2 million. Unlike other leaders in the space that agents are seeking legitimate alternatives to, NestBuilder focuses on building agent’s brands and delivering high-quality leads. They achieve this by offering fully customizable webpages that will follow their homebuyer throughout the home search, ultimately turning NestBuilder.com into each agent’s very own national portal.

5.       NestBuilder Mobile Search App: The app is currently in private testing and will be available to the public by the end of the year. The app’s core competency allows consumers to enter in their agent’s name, and effectively turn the NestBuilder app into the agent’s very own application where their branding follows the consumer along their home search journey, everywhere they go.

6.       ReachFactor: A recently acquired full-marketing agency that specializes in real estate. ReachFactor offers a variety of solutions to agents and brokers such as web design, digital ad campaigns, blogging, social media management, reputation management, search engine optimization and much more.

7.       Enterprise Video Production: We service some of the largest and well known Franchisor accounts in the North America Real Estate Market in compiling listings into a Video format and distributing to those franchisors websites, brokers and agents and lead generation platforms 24/7. Some of these multiyear contracts have the company producing over 10 million video listings from 2012-2014 and will be eclipsing that production in 2015 alone. This core area significantly contributes to the company’s growth not only in this core service but continues to allow us access to national databases and directly agents and brokers to allow the company access to upgrades and upsell other core products and services.

8.       Home and Away Club: RealBiz excels at beginning and closing the agent-buyer relationship, but the reality of real estate is that the average homebuyer looks for a new home once every 5 years. That’s why RealBiz has created the Home and Away Club so they can offer agents a means to stay in contact once the house is sold with a rewards program. With the Home and Away club, they can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients.

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

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

Revenues

Our total revenues increased 3% to $403,950 for the three months ended November 30, 2014, compared to $391,219 for the three months ended November 30, 2013, an increase of $12,731. The increase in sales is due to the reflection of additional revenue reported and collected from Realtor.com listing uploads through our subsidiary, RealBiz, real estate division.

Revenues from the travel segment decreased 2% to $89,394 for the three months ended November 30, 2014, compared to $91,263 for the three months ended November 30, 2013, a decrease of $1,869. The decrease is attributable to a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from the RealBiz real estate media increased 5% to $314,556 for the three months ended November 30, 2014, compared to $299,956 for the three months ended November 30, 2013, an increase of $14,600. The increase in sales is the reflection of additional revenue reported and collected from Realtor.com listing uploads.

Cost of Revenue

Cost of revenues increased 279% to $282,461 for three months ended November 30, 2014, compared to $74,530 for the three months ended November 30, 2013, an increase of $207,931. This is predominately due to the $126,039 representing three months of amortization of the cost of the Nestbuilder website placed in service in March 2014 which has been classified as a cost of sale as the website is considered a revenue producing tool for the RealBiz.

Operating Expenses

Our operating expenses include salaries and benefits, selling and promotion and general and administrative expenses. Our operating expenses decreased 42% to $1,962,587 for the three months ended November 30, 2014, compared to $3,369,127 for the three months ended November 30, 2013, a decrease of $1,406,540. This decrease was mainly attributable to: a decrease in finance and consulting fees of $1,401,408 and to a lesser extent a decrease in bad debt expense of $76,823, rent and utilities of $75,736, insurance of $74,805, dues and subscriptions of $32,006 and selling and promotion of $22,103. This was offset primarily by an increase in the impairment of ReachFactor intangible assets of $125,000 and to a lessor extent an increase in salaries and benefits of $75,790, in legal and professional fees of $30,718, technology and internet of $29,491, office expense of $11,838 and miscellaneous operating expenses of $3,504.

Other Income (Expenses)

Interest expense increased 124% to $382,241 for three months ended November 30, 2014, compared to $170,338 for three months ended November 30, 2013, an increase of $211,903 is due primarily to the amortization of the embedded beneficial conversion feature present in the convertible debts. There was no debt or legal settlement during the three months ended November 30, 2014 as there was for the three months ended November 30, 2013. There was an increase in warrants modification expense of 100% to $17,202 for the three months ended November 30, 2014, with none in the prior year reporting period, as the Company extended the expiration date of various common stock warrants. There was an increase in derivative liability expense of 100% to $234,303 for the three months ended November 30, 2014, with none in the prior year reporting period, as the Company's subsidiary incurred a convertible promissory note with a embedded conversion option. Loss on the change in fair value of derivatives decreased to a loss of $21,168 for the three months November 30, 2014, compared to a loss of $4,884,803 for the three months ended November 30, 2013, a decrease of $4,863,635 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income increased 122% to $4,379 of other income, compared to other expense of $19,748 for the three months ended November 30, 2013, an increase of $24,127.

Net Loss

We had a net loss of $2,491,633 for the three months ended November 30, 2014, compared to net loss of $11,444,559 for the three months ended November 30, 2013, a decrease of $8,952,926. The decrease in loss from 2013 to 2014 was primarily due to a decrease of $4,863,635 in the loss in the change in the fair value of derivatives, a decrease in the loss on settlement of debt of $3,285,541 and a decrease in consulting fees of $1,401,408.

For the Nine months Ended November 30, 2014 Compared to the Nine Months Ended November 30, 2013

Revenues

Our total revenues decreased 9% to $1,155,252 for the nine months ended November 30, 2014, compared to $1,270,511 for the nine months ended November 30, 2013, a decrease of $115,259. The decrease is attributable to a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from the travel segment decreased 28% to $295,680 for the nine months ended November 30, 2014, compared to $413,256 for the nine months ended November 30, 2013, a decrease of $117,756. The travel revenue decrease is attributable to a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers

Revenues from real estate media increased less than 1% to $859,572 for the nine months ended November 30, 2014, compared to $857,255 for the nine months ended November 30, 2013, an increase of $2,317. The Company is shifting from the legacy virtual tour business and focused on the rollout of its new technology products and is offering agents a free trial period before charging fees for the use of new products.

Cost of Revenue

Cost of revenues increased 106% to $742,567 for nine months ended November 30, 2014, compared to $360,391 for the nine months ended November 30, 2013, an increase of $382,176. This is predominately due to the $320,067 representing nine months of amortization of the cost of the Nestbuilder website placed in service in March 2014 which has been classified as a cost of sale as the website is considered a revenue producing tool for RealBiz.

Operating Expenses

Our operating expenses include salaries and benefits, selling and promotion and general and administrative expenses. Our operating expenses decreased 19% to $5,459,696 for the nine months ended November 30, 2014, compared to $6,717,259 for the nine months ended November 30, 2013, a decrease of $1,257,563. This decrease was mainly attributable to: a decrease in finance and consulting fees of $1,279,922 and to a lesser extent a decrease in investor relations of $363,501, rent and utilities of $93,631, bad debt expense of $76,823, insurance of $67,982, dues and subscriptions of $35,811, amortization of intangibles of $28,492, travel and entertainment of $19,430 and office expense of $10,780. This was offset primarily by an increase in directors’ fees of $200,000 and to a lesser extent an increase in the impairment of ReachFactor intangible assets of $125,000, legal and professional fees of $114,724, technology and internet of $110,784, salaries and benefits of $105,623 selling and promotion of $46,609 and depreciation of $16,072.

Other Income (Expenses)

Interest expense increased 80% to $915,091 for the nine months ended November 30, 2014, compared to $509,525 for nine months ended November 30, 2013, an increase of $405,566 is due primarily to the amortization of the embedded beneficial conversion feature present in the convertible debts. There was no debt or legal settlement during the nine months ended November 30, 2014 as there was for the nine months ended November 30, 2013. There was an increase in warrants modification expense of 100% to $17,202 for the nine months ended November 30, 2014, with none in the prior year reporting period, as the Company extended the expiration date of various common stock warrants. There was an increase in derivative liability expense of 100% to $234,303 for the nine months ended November 30, 2014, with none in the prior year reporting period, as the Company's subsidiary incurred a convertible promissory note with a embedded conversion option. Loss on the change in fair value of derivatives decreased to a gain of $1,122,399 for the nine months November 30, 2014, compared to a loss of $8,608,398 for the nine months ended November 30, 2013, a decrease of $9,730,797 primarily due to the changes in the terms of the Company's Preferred Series A shares' ratchet provision. Other income increased to $170,463, compared to $18,677 for the nine months ended November 30, 2013, an increase of $189,140, primarily due to a net grant received from a grant program in Canada to encourage research and development.

Net Loss

We had a net loss of $4,920,745 for the nine months ended November 30, 2014, compared to net loss of $18,224,898 for the nine months ended November 30, 2013, a decrease of $13,304,153. The decrease in loss from 2013 to 2014 was primarily due to a decrease of $9,730,797 in the loss in the change in the fair value of derivatives, a decrease in the loss on settlement of debt of $3,319,446 and a decrease in consulting fees of $1,279,922.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	thereafter	Totals
Leases	$41,267	$148,638	$-0-	$189,905
Other	84,216	147,588	295,176	526,980
Totals	$125,483	$296,226	$295,176	$716,885

Liquidity and Capital Resources

At November 30, 2014, we had $15,789 cash on-hand, a decrease of $102,029 from $117,818 at the start of fiscal 2015. The decrease in cash was due primarily to operating expenses, website development costs and advances to affiliates.

Net cash used in operating activities was $2,335,681 for the nine months ended November 30, 2014, a decrease of $1,286,530 from $3,622,211 used during the nine months ended November 30, 2013. This decrease was primarily due to an increase in the gain on change in fair value of derivatives and to a lesser extent a decrease the loss on conversion of debt, a decrease in stock based compensation and consulting fees, an increase in loss of non-controlling interest of consolidated subsidiaries offset by increases in amortization of intangibles and debt discount, directors fees and accounts payable and accrued expenses.

Net cash used in investing activities decreased to $587,112 for the nine months ended November 30, 2014, compared to $589,579 for the nine months ended November 30, 2013, a decrease of $2,467 primarily due to incurring website development costs and to a lesser extent the purchase of computer equipment.

Net cash provided by financing activities decreased by $2,266,049 to $2,818,107, for the nine months ended November 30, 2014, compared to $5,084,156 for the nine months ended November 30, 2013. This decrease was primarily due to the net decrease of proceeds in the issuance of common stock and the exercise of warrants of $2,486,164 and to a lesser extent a decrease in proceeds of the issuance of shares of preferred stock of $404,000 offset by increases in proceeds, net of payments, of $624,115 received for convertible promissory notes, loans and shareholder advances.

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

We are a media company focusing on travel and real estate by utilizing multiple media platforms including the Internet, radio and television. As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our multi-platform media revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. Our ability to generate revenues depends, among other things, on our ability to create enough viewership to provide advertisers, sponsors, travelers and homebuyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014. Based upon that evaluation, our CEO and CFO concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

(b) Changes in Internal Control over Financial Reporting.

During the three months ended November 30, 2014, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2014.

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

NEXT 1 INTERACTIVE, INC.

Date: January 20, 2015	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2015	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

