Form 10-K
period 2015-02-28
Next 1 Interactive, Inc.
filed 2015-06-16
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2014, based on a closing price of $0.02 was approximately $398,417. As of June 12, 2015, the registrant had 59,137,643 shares of its common stock, par value $0.00001 per share, outstanding.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http: //www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

PART I

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation was incorporated in the State of Nevada on December 29, 2005, and was a reporting shell company (“Maximus”). Extraordinary Vacations Group, Inc. (“EXVG”) was incorporated in the State of Nevada, June 2004. Extraordinary Vacations USA Inc. (“EVUSA”), EXVG’s wholly-owned subsidiary, is a Delaware corporation, incorporated on June 24, 2002. On October 9, 2008, EXVG agreed to sell 100% of EVUSA to Maximus and consummated a reverse merger with Maximus. Maximus then changed its name to Next 1 Interactive, Inc. (“Next 1”, “we”, “our”, “us”, or “Company”). The transaction is described below.

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

The purpose of the Acquisition was so that Next 1 would become a fully reporting company with the U.S. Securities and Exchange Commission (the “SEC”) and have its stock quoted on the Over-the-Counter Bulletin Board (the “OTCQB”).

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

At February 28, 2014, the Company owned a 61% interest in RealBiz, which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% in RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated. The 57% non-controlling interest in RealBiz is represented by 1,009,762 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 85,799,012 shares of RealBiz common stock issued and outstanding as of February 28, 2015.

Executive Offices and Telephone Number

Our principal executive offices are located at 2690 Weston Road, Suite 200, Weston, Florida 33331 and our telephone number is (954) 888-9779. Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off-site hosting facility. Additional information about us is available on our website www.nxoi.com. The information on our website is not incorporated by reference.

Our Business

We are a media based company utilizing video as a key driver to create consumer awareness of products and opportunities in the travel, home and employment sectors. To further loyalty and long term relationships we have created a membership reward programs and multiple business associations and partnerships. Additionally we hold a 51% majority ownership in NameYourFee.com for the employment service, a minority interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), for the real estate segment and a 10% ownership in R&R Television Network for the lifestyle industry. The Company’s mission has been to both create and acquire travel, employment and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Summary

Next 1 is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through its Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and expects to accelerate its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees, (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

(1) Travel – which encompasses Maupintour (one of the oldest luxury tour operators in the United States) NextTrip.com/Voyage.tv, a video and media website with thousands of hours of travel footage.

(2) Employment - the NameYourFee.com website which allows recruiters to expand their reach of candidates to potential employers.

(3) Home – via its Home & Away Club loyalty program and minority interest in Realbiz.

The Company plans to accelerate targeted content utilizing video via digital platforms including satellite, cable, and broadcast, Broadband, Web, Print and the development of a Home & Away Mobile App.

We are currently primarily focused only on our travel segment and expect to expand into the employment and Home/Membership services during the next quarter. The following is an overview of the 3 areas that currently have travel operations and/or the company is imminently commencing promotion utilizing our media services.

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

2. NextTrip.com is being repositioned as an all-purpose travel site that includes customer support, relevant social networking, and travel business showcases, with a primary emphasis on Video to targeted web users and a secondary promotion to TV viewers via VOD promotion. The site is scheduled for launch in the 2nd quarter of this fiscal year and will work in conjunction with the Home & Away Club App to provide users with relevant information utilizing its diverse video library and experience to entertains, informs, and offers utility and savings to members. The travel website currently offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations. NextTrip.com plans to generate revenues through advertising, travel commission, referral fees, and its affiliate program. The travel products and fulfillment and services are both created by the company and/or contracted out to key industry suppliers including Mark Travel. Mark Travel is the largest wholesaler of travel products in the United States. NextTrip.com will look to serve relevant videos to travelers via four key elements: (i) television ads; (ii) travel video on demand for web and TV; (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons); and (iv) the development of its Travel App.

3. The Home & Away Club (H&AC). The Company has launched the Home & Away Club website and is both targeting existing customers and new potential customers to the site by offering up to $500 Rewards so consumers can try before they buy. As a primary means of creating awareness for H&AC the Company is utilizing existing customers, relationships and forging new partnerships within the travel, real estate and employment sectors. The Company intends to utilize targeted video for the travel, leisure, home products and services to engage and enable viewers to request information, make reservations and get an in-depth look at products and services the Club offers. The Company created a point’s based program for real estate agents that utilize the Realbiz Media Group services. With the Home and Away club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients. This allows real estate agents the ability to earn and/or purchase Home and Away Club membership for themselves and/or gifting to their customers. The membership gives the homeowner access to wholesale pricing on travel, lifestyle and home products while providing the real estate agents a loyalty platform that allows them the means to stay in contact with their customer.

Use of Video as a marketing differentiator.

Web and mobile video views continue to grow exponentially (especially for the younger demographic) and Cisco predicts that video searches will surpass key word searches in 2016. The Company’s plan is to expand its revenue base by exploiting its expertise in video along with its access to the Realbiz Media Patented Video Technology that allows for conversion of pictures and text to video. This application is especially relevant to travel and employment sectors where the Company has both expertise and key relationships.

Next 1 has expended significant capital over the past three years in the creation of its interactive media platforms in conjunction with its partially owned real estate and media partners – Realbiz and R&R TV. The Company is targeting to have all platforms fully operational by the second quarter of fiscal year 2016. The platforms should allow the Company to capture multiple revenue streams including transactional commissions, referral fees, advertising and sponsorships. These media platforms have been designed to address the advertisers’ and marketers’ needs to provide compelling content and a delivery system in the emerging convergent landscape of the web, television and mobile platforms. Additionally, these integrated media platforms provide for the delivery of measurable return on investment to its advertisers, sponsors and business partners.

Additionally, the Company has differentiated itself from other media companies through several channels. These include:

-	Its ownership and/or operation of diversified businesses in the travel, employment and real estate industry as well as the integration of a significant loyalty platform via the Home & Away Club.

-	Access to thousands of hours of travel film footage assets through Voyage.tv and can access additional footage through the R&R TV Network.

-	Television marketing Access. On May 12, 2015, the Company agreed to sell its assets in the R&R Television Network to Launch 360 Media, Inc. in exchange for a 10% minority interest in Launch 360 Media, Inc., with the remaining 90% retained and owned by Cherokee Black Entertainment, Inc. Additionally Next 1 will receive the rights to limited daily advertising time to promote its Travel, Real Estate and Employment platforms to Launch 360’s viewing audience.

-	Real estate industry access to key national firms (through Realbiz Media Group) including Realtor.com, Realogy, Century 21 ERA, Keller Williams and Nestbuilder.com

-	Employment industry reach to over 4,500 recruiters through NameYourFee.com.

These businesses afford the Company multiple industry relationships and affiliations. This is a distinct advantage that we believe should provide new revenue streams in addition to the traditional marketing and advertising revenues for our operations. The Company’s executive team has an extensive background in the travel, employment and real estate sectors and has been augmented by experienced media developers and marketers.

The Company is in the final stages of its structuring, including the restructuring and/or settlements with past debtors to allow it to carefully monitor its expenses and share costs across its distinct business units. The roll out, promotion and marketing of its various business units and media are inter-related and cross promoted – i.e. the same consumer in home ownership can easily be a customer for travel, employment and club membership. This allows the Company to manage its general and administrative expenses and to leverage the strength of its executive and sales teams for all of its media platforms.

Business Model Summary and Brief description of Business Units

Next 1’s main focus is marketing to the Travel, Home and Employment sectors which we believe represents the largest consumer-passion categories. Core to the Company is the video centered technology and media platforms which are used to engage and provide their viewers with in-depth information on related products and services helping to both inform and make purchases. At point of purchase the majority of transactions will be handled by the partners. This is significant as it allows the Company to earn fees while eliminating much of the typical overhead associated with fulfillment.

The Next 1 business model includes the deployment of:

•	TV Capabilities including Video on Demand solutions
•	Web Portals
•	Apps for employment (video resumes) and travel /loyalty platforms ( marketing tool under development)
•	Exclusivity and/or proprietary positioning
•	Specialized and/or proprietary technology

Travel Division:

-	Maupintour is the oldest luxury tour company in the US having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine- tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world.

-	NEXT TRIP will provide access to travel video supported by full service travel divisions and key partnerships with multiple cruise and tour groups within the United States. It will include website and the introduction of a Mobile App tying key product offerings including the Home & Away Club platforms prior to year end. Nexttrip will use network original programs with thousands of hours of travel footage to create valuable and relevant content for its viewers. The Company also owns Cruise Shoppes and Stingy Travel allowing it to serve the entire travel spectrum with travel licenses including ARC, IATA, CLIA & Florida Seller of Travel.

-	Voyage.tv was acquired to access the thousands of hours of travel footage shot in over 30 countries around the world. There are in excess of 15,000 clips of hotels, resorts, cruise and destination activities that can assist in the creation of travel video for education purposes.

Employment Division:

-	NameYourFee.com On April 20, 2015, the Company along with Jasper Group Holdings, Inc. entered into a Joint Venture Agreement to utilize and develop www.NameYourFee.com website which provides tools for employment agencies to market their services. Next 1’s ownership in the Joint Venture is 51% and the Jasper Group is 49%. Each shares in capital contributions and well as participate in the net profits. NameYourFee.com is a next generation job recruiting solution that allows employers to specify the amount of commission they are willing to pay a recruiting firm for placing candidates. Recruiters can review the opportunity and accept or reject based upon their current order flow. Traditionally, recruiting firms charge up to 30% of the candidate’s first year salary but under this scenario the market can find and negotiate a fee solution. NameYourFee.com starts with a significant advantage through its ability to access significant databases in North America through Jasper Group’s related companies, such as the Job Channel Network and CandidateXchange. The immediate goal is to continue to grow these partnerships along with integrating the first video candidate solution by contracting rights for the employment vertical utilizing Realbiz Media Group, Inc. patented video technology platforms that allow it to process over 500,000 images an hour and convert pictures to video and text to voice in order to create an automated video. Additionally, the Company has developed the ezflix video app which will be modified for the employment arena allowing both job candidate and companies to create, review and share video. The Jasper Group principles include Joe Abrams (co-founder of the parent company of My Space).

Membership Rewards Division:

-	The Home & Away Club is a membership platform that operates similar to a “Costco Model” where goods are sold at close to cost and operational profit is derived from membership fees. The club is designed to aid both home owners and private label affinity groups alike. Club offerings are far reaching as they give members access to all of existing travel product lines including Cruises, Hotels and Resorts, Airfare, and Car Rental. The Club also has a comprehensive lineup of Lifestyle offerings that include Golf, Skiing, Wine Clubs, High End Merchandise, Sports, Concert and Entertainment Tickets, Cosmetics, Spa, and Wellness programs. During this quarter the club will be introducing roughly 1 million new home services and products. Notably, all Club products carry a best value guarantee, and savings to the member can be substantial. The Company also sells Home & Away Club membership to real estate agents as a means to allow them to benefit their customers and stay in contact with them through the rewards program. With the Home & Away Club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients.

Minority ownership in real estate and TV Network

-	Next 1 owns approximately a 30% interest in RealBiz Media Group, Inc. RealBiz Media is a Company emerging in digital media and marketing for the real estate industry. To date over $30 million has been invested to develop the existing technology, sales platforms, strategic business partnerships etc. The development work has resulted in 20 patents revolving around Imaging Technology for Real Estate Platforms, while the sales initiative has resulted in an exclusive agreement with Realtor.com. The Company is the preferred supplier for virtual tours with Realogy and over 60,000 agents have been involved in testing versions of the system prior to full roll out. The key driver is the company’s proprietary technology, which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music. Once created, these home listing videos are automatically distributed to multiple media platforms (Television, broadband, web and mobile) for consumer viewing. The company provides a series of products including a consumer portal at www.nestbuilder.com, with over 1.5 million home listings, the ezflix video App and an agent-only platform known as Nestbuilder Agent and Nestbuilder App. The company enjoys access to many of the nation’s largest real estate companies with numerous approved vendors and national contracts.

-	R&R Television Network broadcasts to its approximate 37 million households in the Caribbean, Canada and the United States. Additionally a distribution agreement has been reached with Simply Me that should position R&R Television to be carried on a VOD platform on Dish Network, Verizon FIOS and the 126 million mobile devices on Verizon Wireless. Next 1 holds a 10% interest in the R&R Television Network and Cherokee Black Entertainment, Inc. holds 90%. As part of the Networks expansion, Cherokee Black Entertainment, Inc. plans to reach out to its significant relationships in the sports, music and television entertainment communities to develop new content to enhance the current programming lineup. This new content will include Pay-Per-View music and comedy concerts as well as live and taped interviews and events which can also be sub-licensed to third party operators to generate significant ancillary revenue for the company.

The primary web properties are:

•	www.nxoi.com
•	www.homeandawayclub.com
•	www.NextTrip.com
•	www.voyage.tv
•	www.Maupintour.com
•	www.NameYourFee.com

Secondary/Associated web properties are:

•	www.RRTV.com
•	www.nestbuilder.com
•	www.realbizmedia.com

The Company is actively working on creating and/or expanding several key relationships with travel, home, employment and media suppliers to allow it to monitor and distribute its products, videos and key suppliers. Our plan is for the videos platforms to have calls to action and be pushed across potentially millions of web and mobile devices so that as the businesses gain more awareness through these media platforms, each of the Travel, Employment, and Rewards membership Unit’s revenues should increase significantly.

The media assets, while generating distinct advertising revenue streams, also affords the Company the opportunity to leverage the growth of the non-media based businesses. This makes for a sound business opportunity to significantly improve the marketing scope of the base travel business through both traditional outlets and its extensive media reach.

Travel revenues are currently only generated by Maupintour. Our current market is primarily the North American leisure travel industry, though our websites are available in English worldwide.

Maupintour revenue is generated from the sale of high end escorted tours and Flexible Independent Travel (FIT) tours. We have ended testing of our travel video platforms and will now actively expand the number of travel clips available on the web to registered travelers within our company and other company websites by utilizing much of the content available to us from our travel destinations footage as well as through tourism boards and key travel suppliers.

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

Our Competitors

Our primary competitors are companies such as the following:

In the travel sector, internet sites such as “Travelocity.com”, “Expedia.com”, and “Priceline.com” appear focused on their own core functionality - fare searches and ticket sales. Therefore, we believe they are more likely to become actual advertisers on our network than they are to be competitors. As such, we see greater potential in providing advertising solutions to drive customers to “Travel Video Showcases” and to websites, than to compete in the sale of low margin travel product.

In the employment sector, internet sites such as “LinkedIn.com”, “Monster.com” and “Careerbuilder.com” are competitor sites.

In the membership programs, include companies like Destination Rewards, along with multiple credit card rewards programs including American Express, Visa and MasterCard.

Other Competitors include Netflix, DVDs, Travel and other television networks, other VOD advertisers, Internet sellers of travel, and other advertising.

Intellectual Property

On April 28, 2015, the Company and RealBiz entered into a Services Agreement whereby RealBiz agreed to provide the following services to the Company: processing of pictures to videos; processing of Ez Flix videos for the employment search industry, and other services as may be requested from time to time (the “Services”). The Company is to receive favored nation pricing for the services and the Company agreed to make a prepayment of $75,000 in cash and the balance in forgiveness of debt as a set up of the Services with additional fees paid to RealBiz as approved by the Company.  RealBiz agreed to grant to the Company a non-exclusive, irrevocable, royalty free license to use, copy and modify any elements of the materials used to provide the Services not specifically created for the Company as part of the Services. The Services Agreement is effective beginning on April 28, 2015 and shall continue, unless terminated unless either party gives 90 days notice of termination or unless an event as described below occurs.  Either party may terminate the agreement upon notice in writing if: the other is in breach of any material obligation contained in the agreement, which is not remedied (if the same is capable of being remedied) within 30 days of written notice from the other party so to do; or a voluntary arrangement is approved, a bankruptcy or an administration order is made or a receiver or administrative receiver is appointed over any of the other party’s assets or an undertaking or a resolution or petition to wind up the other Party is passed or presented (other than for the purposes of amalgamation or reconstruction) or any analogous procedure in the country of incorporation of either party or if any circumstances arise which entitle the Court or a creditor to appoint a receiver, administrative receiver or administrator or to present a winding-up petition or make a winding-up order in respect of the other party.

On April 28, 2015, the Company and RealBiz entered into a Code Purchase Agreement whereby RealBiz agreed to sell to the Company a copy of the code (the “Code”) for the Ez Flix desktop and mobile application software currently used for real estate agents (the “Software”) and all future modifications thereof and granted the Company a perpetual right (the “Code Purchase Perpetual Right”) to use the Code and Software for commercial exploitation in the Industry (as defined below), and to obtain certain other rights as set forth therein. Industry means travel related services, employment search related and any other solution or product that competes or is competitive to a software solution or product that the Company now provides or hereafter may provide. Industry shall specifically exclude real estate, real estate marketing to real estate brokers and real estate marketing to real estate agents or any other industry in which RealBiz hereafter may provide a software solution.

The Code Purchase Perpetual Right grants the Company the right to commercially exploit the Code in any manner in the Industry so long as its use is not in competition with RealBiz areas of business interest, including but not limited to the real estate industry and that it is an integrated product of the Company or to an existing customer of the Company utilizing a product of the Company, including but not limited to the right (a) to use, market, license, distribute for commercial exploitation; (b) to use the Code to assist Next 1 in connection with licensing and; and (c) to make modifications to the Code as set forth in the agreement.

In consideration of the rights granted to the Company under the Code Purchase Agreement, the Company agreed to pay RealBiz $100,000 payable in one or a combination of the following forms:  (a) forgiveness of debt due to the Company by RealBiz; and (b) offset of distributions due to the Company by RealBiz. The method of payment will be agreed upon by both parties. In addition, the Company agreed to pay an annual software maintenance fee of $20,000 and a source code access fee for major enhancements. The Code Purchase Agreement commenced on April 28, 2015 and shall continue in perpetuity unless the agreement is rightfully terminated by either party.  Either party may terminate the agreement if (a) the other party materially breaches any representation, warranty or covenant of such party in the agreement or the related rights agreement, which breach is not cured within thirty (30) days of the receipt of written notice of breach specifically identifying the breach on which termination is based, or (b) upon receipt of notice in the event of the insolvency, bankruptcy, or inability of the other party to pay debts as and when due, or an assignment for the benefit of creditors, or the appointment of a receiver for all or a substantial part of the other party’s business or property, or an attachment of any assets lasting more than sixty (60) days or the other party ceases to conduct its business operations in the ordinary course of business.

On April 28, 2015, the Company and RealBiz 360, Inc. entered into a License Agreement whereby Realbiz 360, Inc. agreed to (a) sell to the Company a copy of the code for video processing software currently used for real estate agents for commercial exploitation in the Industry (which includes future modifications thereto); and (b) grant to the Company, an irrevocable, worldwide, perpetual right and license to forever retain and use the code for commercial exploitation by the Company without restriction in the Industry (such rights to forever retain, use and commercially exploit the Code shall be referred to as the “License Agreement Perpetual Right”). The License Agreement Perpetual Right grants the Company the right to commercially exploit the code in any manner in the Industry so long as it is an integrated product of the Company or to an existing customer of the Company or solution including but not limited to the right (a) to use, market, license, distribute for commercial exploitation; (b) to use the code to assist the Company in connection with licensing and; and (c) to make modifications to the code as set forth in the agreement.

In consideration of the License Agreement Perpetual Right and the other rights granted to the Company, the Company shall pay RealBiz $500,000 payable in one or a combination of the following forms: (a) forgiveness of debt due to the Company by RealBiz; and (b) offset of distributions due to the Company by RealBiz. The method of payment shall be agreed upon by both parties. In addition, at any time after the execution of this agreement, the Company has the right to purchase the code, all modifications currently in production, and all work-in-process modifications for the purchase price of one dollar ($1.00) should any of the qualifying events listed in the License Agreement occur.  This right shall remain in effect for five years (5 years) from the execution date of the agreement.

The License Agreement commence on April 28, 2015 and shall continue in perpetuity unless this agreement is rightfully terminated by either party.  Either party may terminate the agreement if (a) the other party materially breaches any representation, warranty or covenant of such party in the agreement or related rights agreement which breach is not cured within thirty (30) days of the receipt of written notice of breach specifically identifying the breach on which termination is based, or (b) upon receipt of notice in the event of the insolvency, bankruptcy, or inability of the other party to pay debts as and when due, or an assignment for the benefit of creditors, or the appointment of a receiver for all or a substantial part of the other party’s business or property, or an attachment of any assets lasting more than sixty (60) days or the other party ceases to conduct its business operations in the ordinary course of business.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our products do not require the consumption of raw materials.

Dependence on One or a Few Customers

We do not depend on one or a few customers. As we expand our business, we do not anticipate that we will depend on one or a few customers.

Government Regulation

Our operations are subject to and affected by various government regulations, U.S. federal, state and local government authorities. The operations of cable, satellite and telecommunications service providers, or distributors, are subject to the Communications Act of 1934, as amended, and to regulatory supervision by the FCC. These providers, distributors, etc. are also subject to periodic renewal and ongoing regulatory requirements. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. The following descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting our businesses.

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

Research & Development

The Company is not currently engaged in any research and development and did not incur costs in the years ending February 28, 2015 or February 28, 2014. The Company is currently focused on marketing and distributing its current inventory of products and services.

Employees

As of June 13, 2015, the Company has seven full-time employees.

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

Risks Inherent to this Company

Because of losses incurred by us to date and our general financial condition, we received a going concern qualification in the audit report from our Independent Registered Public Accounting Firm for the most recent fiscal year that raises substantial doubt about our ability to continue to operate as a going concern.

At February 28, 2015, we had $226,412 cash on hand. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements included in this Annual Report, the Company had an accumulated deficit of $86,078,617 and a working capital deficit of $12,811,302 at February 28, 2015, net loss for the year ended February 28, 2015 of $50,486 and cash used in operations during the year ended February 28, 2015 of $2,624,822. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We anticipate that we will have operating losses in the foreseeable future.

We cannot assure you that we will ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we anticipate that we will have operating losses until such time as we can develop a substantial and stable revenue base.

 We will need additional capital which may not be available on commercially acceptable terms, if at all.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $200,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we will need as much as approximately $1 million to $3 million to support and expand the marketing and development of our travel, employment, and Home & Away Club products, repay debt obligations, provide capital expenditures for additional equipment, payment obligations under charter affiliation agreements, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from media advertising and e-commerce, travel, employment, Home & Away Club products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. In addition, as of February 28, 2015, we had approximately $13.1 million of current liabilities. We currently do not have the resources to satisfy these obligations, some of which are in default, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

If we continue to experience liquidity issues and are unable to generate revenue, we may be unable to repay our outstanding debt when due and may be forced to seek protection under the federal bankruptcy laws.

We have experienced liquidity issues since our inception due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and currently anticipate that we will need to continue to issue promissory notes, or equity, to fund our operations and repay our outstanding debt for the foreseeable future. At February 28, 2015, we had $9.3 million of current debt outstanding. If we are unable to achieve operational profitability or not successful in issuing additional promissory notes or securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to William Kerby, our Chief Executive Officer, and Adam Friedman, our Chief Financial Officer. If we lose the services of either of these members of management, our business would be materially and adversely affected. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance.

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

Our technology is the cornerstone of our business and our success will depend in part upon protecting any technology we use or may develop from infringement, misappropriation, duplication and discovery, and avoiding infringement and misappropriation of third party rights. Our intellectual property is essential to our business, and our ability to compete effectively with other companies depends on the proprietary nature of our technologies. We do not have patent protection for our proprietary video on demand technology. We rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain, and strengthen our competitive position. Although we have confidentiality provisions in the agreements with our employees and independent contractors, there can be no assurance that such agreements can fully protect our intellectual property, be enforced in a timely manner or that any such employees or consultants will not violate their agreements with us.

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

Our authorized capital consists of 500,000,000 shares of common stock, and as of February 28, 2015, 21,108,347 are outstanding; authorized Preferred Stock, of which 3,000,000 shares have been designated as Series A Preferred Stock, of which 2,216,014 shares are outstanding; 3,000,000 shares have been designated as Series B Preferred stock, of which 262,200 shares are outstanding; 3,000,000 shares have been designated as Series C Preferred stock, of which 217,600 shares are outstanding and 3,000,000 shares have been designated as Series D Preferred stock, of which 838,800 shares are outstanding. Pursuant to authority granted by our certificate of incorporation and applicable state law, our Board of Directors, without any action or approval by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of other classes or series of capital stock, including preferred stock that may be issued could be superior to the rights of the shares of common stock offered hereby. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to the shares of our common stock. Finally, any issuances of additional capital stock (common or preferred) will dilute the percentage of ownership interest of our stockholders and may dilute the per-share book value of the Company.

We may not be able to maintain our client relationships that we have developed.

Our clients are, and will be, comprised primarily of travel agencies, cruise lines, real estate agents and brokers, and national consumer lifestyle product advertisers. This clientele is fragmented and requires a great deal of servicing to maintain strong relationships. Our ability to maintain client loyalty will be dependent upon our ability to successfully market and distribute their products. We cannot assure you that we will be successful in maintaining relationships with any of our clients. Our inability to maintain these relationships could have a material adverse effect on our business, results of operations and financial condition.

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

William Kerby and Don Monaco own approximately 66% of our voting securities which gives them significant influence over the affairs of our Company.

William Kerby (CEO and Chairman) and Don Monaco (Director), collectively control approximately 66% of our voting securities which gives them voting control over our Company. Mr. Kerby owns 809,611 shares of Series A Preferred Stock and Mr. Monaco owns 1,075,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is equal to 100 votes and votes on the same basis as the common stock. As a result, Messrs. Kerby and Monaco collectively control approximately 66% of our voting securities, thereby giving them significant influence in electing our directors and appointing management, possibly delaying or preventing mergers or deals and suppressing the value of our common stock.

We may be unable to adequately react to market changes which may require us to implement new technologies that can be costly and time consuming.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the entity that will be entitled to proceed with the proposed transaction.

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

We may continue to issue a large amount of securities or debt that can be converted into common stock within the next several years, either in connection with our equity incentive plan for directors, officers, employees and consultants, or in private or public offerings to meet our working capital requirements. In addition, we have convertible debt of $7.9 million that can be converted to 10,776,616 shares and 23,223,252 outstanding warrants that can convert to 23,223,252 shares. Also, there are currently 2,216,014 shares of the Company’s Series A Preferred Stock, which are convertible into 221,601,400 shares of common stock at $0.01. There are also other classes of Preferred Stock that can be converted to common stock. Any grants or sales of additional shares of our common stock, or exercise of our convertible instruments will have a dilutive effect on the existing stockholders, which could adversely affect the value of our common stock.

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

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of five directors, two of whom are considered to be “independent” in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we meet the audit committee independence requirements of a national securities exchange we will be ineligible for listing on any national securities exchange.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the year ended February 28, 2015 was $139,623. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant began paying $2,750 per month of January 2014. In January 2014, the total monthly rent sublet offset is $4,250. The Company currently does not own any real property.

Item 3. Legal Proceedings

The Company is a defendant in a lawsuit filed by Twelfth Child Entertainment in the Circuit Court for Palm Beach, Florida alleging that Next 1 owes 11,000 shares of Series D Preferred stock for a License Agreement. The case has been resolved in arbitration and the Twelfth Child was granted an arbitration award of approximately $80,000. The Company is continuing to negotiate a settlement.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock currently trades on the Over the Counter Bulletin Board under the ticker symbol “NXOI.” Our fiscal year end is February 28. The following table sets forth the high and low trade information for our common stock for each quarter since of the past two (2) fiscal years as follows:

Period	High Price	Low Price
Fiscal Year Ended February 28, 2014
First Quarter	$0.0390	$0.0190
Second Quarter	$0.0300	$0.0005
Third Quarter	$0.0400	$0.0050
Fourth Quarter	$0.2300	$0.0131

Fiscal Year Ended February 28, 2015
First Quarter	$0.2850	$0.0500
Second Quarter	$0.1000	$0.0220
Third Quarter	$0.0400	$0.0020
Fourth Quarter	$0.0500	$0.0205

(b) Holders

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions. As of June 12, 2015, we had approximately 440 shareholders.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of February 28, 2015, information with regard to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

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

Share Repurchase Transactions

During the year ended February 28, 2015, there were no repurchases of the Company’s common stock by Next 1.

Recent Issuances of Unregistered Securities

During the fiscal year ended February 28, 2015, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Unless otherwise indicated, all of the share issuances described below were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering as all investors were accredited investors and there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

Common Stock

During the three months ended February 28, 2015, the Company:

•	issued 550,000 shares of common stock for subscriptions receiving $27,500 in proceeds.

Preferred Series B

During the three months ended February 28, 2015, the Company:

•	issued 24,000 shares of Preferred Series B Stock for subscriptions receiving $120,000 in proceeds.

Preferred Series C

During the three months ended February 28, 2015, the Company:

•	issued 95,600 shares of Preferred Series C Stock for subscriptions receiving $468,000 in proceeds.

Preferred Series D

During the three months ended February 28, 2015, the Company:

•	issued 13,000 shares of Preferred Series D Stock in exchange for services rendered, consisting of debt settlement, valued at $65,000.

•	issued 20,000 shares of Preferred Series D Stock in exchange for Directors fees, valued at $100,000.

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

Next 1 is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through its Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and expects to accelerate it revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees, (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

(1) Travel – which encompasses Maupintour (one of the oldest luxury tour operators in the United States) NextTrip.com/Voyage.tv, a video and media website with thousands of hours of travel footage.

(2) Employment - the NameYourFee.com website which allows recruiters to expand their reach of candidates to potential employers.

(3) Home – via its Home & Away Club loyalty program and minority interest in Realbiz.

Forward-Looking Statements

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

Recent Acquisitions/Deconsolidation

At February 28, 2014, the Company owned a 61% interest in RealBiz, which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% in RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated. The 57% non-controlling interest in RealBiz is represented by 1,009,762 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 85,799,012 shares of RealBiz common stock issued and outstanding as of February 28, 2015.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2015 Compared to the Fiscal Year Ended February 28, 2014

Revenues

Our total revenues decreased 30% to $1,093,456 for the fiscal year ended February 28, 2015, compared to $1,563,375 for the fiscal year ended February 28, 2014, a decrease of $469,919. This decrease is mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Revenues from the travel segment decreased 30% to $327,492 for the fiscal year ended February 28, 2015, compared to $464,998 for the fiscal year ended February 28, 2014, a decrease of $137,506. Travel revenue is generated from luxury tour operations which provide escorted and independent tours worldwide to upscale travelers. The decrease is due to the decline in tours and cruises sold.

Revenues from real estate media revenue decreased 30% to $765,964 for the fiscal year ended February 28, 2015, compared to $1,098,377 for the fiscal year ended February 28, 2014, a decrease of $332,413. This decrease is mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Operating Expenses

Our operating expenses, including cost or revenues, technology and development, salaries and benefits, selling and promotion, impairment and amortization of intangibles and general and administrative expenses, decreased 30% to $6,530,691 for the fiscal year ended February 28, 2015, compared to $9,309,649 for the fiscal year ended February 28, 2014, a decrease of $2,778,958.

This decrease was substantially due to a decrease in general and administrative costs of $2,638,654 and salaries and benefits of $500,894, and increases in technology and development costs of $342,539 and an impairment of intangible assets on RealBiz of $125,000, mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Other Expenses

Interest expense decreased 34% to $1,054,758 for fiscal year ended February 28, 2015, compared to $1,600,414 for fiscal year ended February 28, 2014, a decrease of $545,656 due primarily to conversions of debt into preferred Series D shares or common shares of RealBiz Media Group, Inc. Gain (loss) on settlement of debt increased to $48,564 for the fiscal year ended February 28, 2015, compared to a loss on settlement of debt of $3,319,446 for the fiscal year ended February 28, 2014, an increase of $3,368,010 primarily due to the increase in the settlement of debt through issuance of preferred Series D shares of stock and the issuance of common shares of RealBiz Media Group, Inc. Loss on debt modification decreased $4,808,145 for the fiscal year ended February 28, 2015 compared to $4,808,145 for the fiscal year ended February 28, 2014 as the Company negotiated with a promissory note holder in modifying the terms of original promissory notes in the prior year. Gain on legal settlement decreased 100% to $-0- for the fiscal year ended February 28, 2015, compared to $124,337 for the fiscal year ended February 28, 2014, a decrease of $124,337 due primarily to the decline of forgiveness of amounts due to accounts payable vendors during the prior year. Gain on the change in fair value of derivatives increased 188% to $1,077,787 for the fiscal year ended February 28, 2015, compared to a loss of $952,026 for the fiscal year ended February 28, 2014, an increase of $2,029,813 primarily due to the changes in the deconsolidation of RealBiz, the decrease in the stock price of Next 1 and a reduction in the number of convertible promissory notes subject to containing embedded derivatives for valuation. For the fiscal year ended February 28, 2015, we recorded a gain on deconsolidation of subsidiary of $6,255,188 and the loss from proportionate share of investment in unconsolidated affiliate of $872,791. Other income/expense increased over 100% to $167,062 for the fiscal year ended February 28, 2015, compared to other expense of $6,066 for the fiscal year ended February 28, 2014, a increase of $160,996 primarily due to the net grant received from a grant program in Canada to encourage research and development.

Net Income (Loss)

We had net loss of $50,486 for the fiscal year ended February 28, 2015, compared to net loss of $18,295,802 for the fiscal year ended February 28, 2014, an increase of $18,245,316. The decrease in net loss in 2015 from the loss in 2014 was primarily due to a decrease in loss on debt modification of $4,808,145, a decrease in loss on settlement of debt of $3,368,010 and increase in the gain on change in fair value of derivatives of $2,029,813 and an increase in gain on deconsolidation of subsidiary of $6,255,188. Included in the net income for the fiscal year ended February 28, 2015, is $1,559,526 of net loss attributable to the noncontrolling interest in subsidiary.

Contractual Obligations. The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2018
			and
	FY2016	FY2017	beyond	Totals
Consulting	$176,766	$176,766	$353,532	$707,063
Leases	113,145	3,091	-	116,236
Other	220,149	178,016	334,032	732,197
Totals	$510,060	$357,873	$687,564	$1,555,497

Liquidity and Capital Resources; Going Concern

At February 28, 2015, we had $226,412 cash on-hand, an increase of $108,594 from $117,818 at the start of fiscal 2015. The increase in cash was due primarily to funds raised through subscription agreements for Series D Preferred Stock, exercise of common stock warrants, and convertible notes and subscription agreements for common shares of RealBiz Media Group, Inc.

Net cash used in operating activities was $2,624,822 for the fiscal year ended February 28, 2015, a decrease of $1,965,604 from $4,590,428 used during the fiscal year ended February 28, 2014. This decrease was primarily due to the gain on deconsolidation of subsidiary and forgiveness of debt of former subsidiary, loss on conversion of debt, loss on debt modification, stock based compensation and consulting fees and gain on change in fair value of derivatives and net income applicable to Next 1.

Net cash used in investing activity decreased to $625,507 for the fiscal year ended February 28, 2015, compared to $743,816 for the fiscal year ended February 28, 2014, primarily due to incurring website development costs and the purchase of computer equipment and a notes receivable advance.

Net cash provided by financing activities decreased to $3,358,007, for the fiscal year ended February 28, 2015, compared to $5,415,711for the fiscal year ended February 28, 2014. This decrease was primarily due to decreases in the issuance of common stock and warrants.

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

We believe that in the aggregate, we will need approximately $1-3 million to support and expand the marketing efforts and development of our products, repay debt obligations, provide capital expenditures for additional equipment office space, and systems required to manage the business, and cover other operating costs until our planned revenue streams from travel, employment and home advertising, sponsorships, e-commerce, membership clubs, are fully-implemented and begin to offset our operating costs. There can be no assurances that the Company will be successful in raising the required capital to complete this portion of its business plan.

To date, we have funded our operations with the proceeds from the private equity and debt financings. The Company issued the shares without registration under the Securities Act of 1933, (the “Securities Act”) as amended, afforded the Company under Section 4(a) (2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act and pursuant to the exemptions from the registration requirements of the Securities Act under Section 4(a)(2) and Regulation D thereunder.

Currently, revenues provide less than 10% of the Company’s cash requirements. The remaining cash needed is expected to be derived from raising additional capital. The current monthly cash burn rate is approximately $200,000. We expect the monthly cash burn rate will gradually increase, with the expectation of profitability by the fourth quarter of fiscal 2016.

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

As of February 28, 2015, the Company had current liabilities of accounts payable of $2,387,833, convertible promissory notes of $7,853,386, advances and shareholder loans totaling $447,000 and other notes payable totaling $1,044,072. We anticipate the ability to satisfy these amounts from future proceeds derived from equity issuances, conversions to equity securities and revenue generated from sales.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. For the years ended February 28, 2015 and 2014, the Company recognized an allowance for doubtful accounts of $-0- and $76,823, respectively.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2015, the Company did not impair any long-lived assets.

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

When the Company determines that the carrying value of an intangible may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 28, 2015 and 2014.

Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,418,391 and $604,008 for the years ended February 28, 2015 and 2014.

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

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2015, the Company’s income tax returns for tax years ending February 28, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

Next 1 Interactive Inc. follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No current tax provision has been made in the accompanying statement of income (loss) because no taxes are due currently or were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

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

	February 28, 2015	February 28, 2014
Series A convertible preferred stock issued and outstanding	221,601,400	221,601,400
Series B convertible preferred stock issued and outstanding	262,200	285,900
Series C convertible preferred stock issued and outstanding	4,352,000	42,000
Series D convertible preferred stock issued and outstanding	16,776,000	860,520
Warrants to purchase common stock issued, outstanding and exercisable	23,223,252	8,178,184
Stock options issued, outstanding and exercisable	4,050	4,050
Shares on convertible promissory notes	68,316,337	10,776,616
	334,535,239	241,748,670

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

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have material impact on the financial statements unless otherwise disclosed, we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-42 which appear at the end of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure and Control Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of February 28, 2015. A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of February 28, 2015, management assessed the effectiveness of our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of February 28, 2015 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of February 28, 2015:

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

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended February 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has concluded that the material weaknesses in internal control as described in Item 9A of the Company’s Form 10-K for the year ended February 28, 2014 have not been fully remediated.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at May 15, 2015. The terms of all the directors, as identified below, will run until their successors are elected and qualified.

Name	Age	Position	Officer and/or Director Since
William Kerby	57	Chief Executive Officer and Chairman	2008

Adam Friedman	50	Chief Financial Officer	2010

Pat LaVecchia	48	Director	2011

Don Monaco	62	Director	2012

Doug Checkeris	59	Director	2012

Deborah Linden	59	Director	2013

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman

William Kerby is the founder of Next 1, Interactive, Inc. From 2008 to present, he has been the architect of the Next One model, overseeing the development and operations of the Travel, Real Estate and Media divisions of the Company. From 2009 to present, Mr. Kerby has served as Chief Executive Officer and Chairman of the Company. From 2013 to present, Mr. Kerby has also served as Chief Executive Officer and Chairman of RealBiz Media Group, Inc. From 2004 to 2008, Mr. Kerby served as the Chairman and CEO of Extraordinary Vacations Group whose operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations and the Travel Magazine - a TV series of 160 travel shows. From 2002 to 2004 Mr. Kerby was Chairman of Cruise & Vacation Shoppes after it was acquired by a small group of investors and management from Travelbyus. Mr. Kerby was given the mandate to expand the operations focusing on a “marketing driven travel model.” In June 2004 Cruise & Vacation Shoppe was merged into Extraordinary Vacations Group. From 1999 to 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 Companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The Company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. Prior to this Mr. Kerby founded Leisure Canada – a company that included a nationwide Travel Agency, international tour operations, travel magazines and the Master Franchise for Thrifty Car Rental British Columbia. We selected Mr. Kerby to serve on our Board because he brings to the board extensive knowledge of the travel industry. Having served in senior corporate positions in many travel related companies he has a vast knowledge of the industry.

Deborah Linden-former President, former Chief Operating Officer, and Director

Deborah Linden previously served as our President and Chief Operating Officer from October 29, 2013 through May 30, 2014, and has served as a member of the Board of Directors since 2013. Ms. Linden co-founded Island One Resorts in 1981 and served as CEO of the timeshare development and management company until its sale in 2011 and continued as a consultant through the transition until October 2013. At its height, the $100 million annual company had a 1,250 person staff; over 65,000 vacation owners; a points-based vacation club; 12 homeowners associations; and nine resorts throughout Florida and the Caribbean. An active volunteer to the American Resort Development Association (ARDA), she has spearheaded many timeshare industry initiatives in the arenas of legislation, sales, marketing, ethics and education. Her leadership includes over 20 years on the Board of Directors; 10 years on the Board Executive Committee; Chairman of the Board from 1993-1995; and Chairman of the Vacation Timesharing Council from 1990-1993. Ms. Linden’s contributions to business development and community outreach have been recognized with numerous awards, including ARDA’s 2000 Circle of Excellence Lifetime Achievement; Ernst & Young 2006 Entrepreneur of the Year, Florida Real Estate & Construction; and Dynetech-Crummer 2006 Entrepreneur of the Year, $50+ million category. Ms. Linden is Chairman of the Board of DL Foundation, which performs community outreach initiatives benefiting children’s charities, the community, disaster victims and families in crisis. We selected Ms. Linden to serve on our Board because she brings to the board significant strategic and business experience. Having served in senior corporate positions she has a vast knowledge of corporate governance.

Adam Friedman - Chief Financial Officer

On August 16, 2010, the board of directors of the Company appointed Adam Friedman, to the position of Chief Financial Officer and Secretary of the Company. From 2013 to present, Mr. Friedman has also served as Chief Financial Officer of RealBiz Media Group, Inc. From February 2006 to July 2010, Mr. Friedman previously served as Chief Financial Officer, Corporate Secretary, and Controller for MDwerks, Inc. (“MDwerks”) where his responsibilities included overseeing the Company’s finances, human resources department, U.S. Securities & Exchange Commission compliance, and Sarbanes-Oxley compliance. Prior to joining MDwerks, Mr. Friedman served as the Vice President of Finance for CSA Marketing, Inc. from March 2005 to February 2006. For the eleven years prior to March 2005, Mr. Friedman served as the Business Manager/Controller and Director of Financial Planning at the GE/NBC/Telemundo Group, Inc. Mr. Friedman also worked as a Senior Financial Analyst for Knight-Ridder, Inc and as an Audit Senior Accountant for KPMG Peat Marwick. Mr. Friedman received his MBA from St. Thomas University and his BSM from Tulane University.

Pat LaVecchia – Director

Pat LaVecchia has served as a member of the Board of Directors since 2011. Mr. LaVecchia has been a founding principal and Managing Member of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU).   Mr. LaVecchia is also currently a managing partner of Sapphire Capital Partners. Mr. LaVecchia also sits on several advisory boards and non-profit boards. The Company believes that Mr. LaVecchia’s investment banking and business experience allows him to contribute business and financing expertise and qualifies him to be a member of the Board.

Don Monaco - Director

Don Monaco has served as a member of the Board of Directors since 2011. Mr. Monaco is the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers. Mr. Monaco spent over 18 years as a Partner and Senior Executive and has 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and Director at Republic Bank in Duluth, Minnesota. . Mr. Monaco is also the President of the Monaco Air Foundation, Chairman of the Miller-Dwan Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, Co-Chair of the Northern Aero Alliance, a Director for the Destination Duluth nonprofit corporation, a member of the Duluth Chamber of Commerce Military Affairs Committee, and a member of Lake Superior College’s Center for Advanced Aviation Advisory Committee. We selected Mr. Monaco to serve on our Board because he brings a strong business background to the Company, and adds significant strategic, business and financial experience. Mr. Monaco’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us.

Doug Checkeris - Director

Doug Checkeris has served as a member of the Board of Directors since 2012.. Mr. Checkeris also served as the Company’s Chief Marketing Officer from 2012 to 2014. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Doug’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP. We selected Mr. Checkeris to serve on our Board because he brings to the board extensive knowledge of the media industry. Having served in senior corporate positions in many media related companies he has a vast knowledge of the industry.

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

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit, governing/nominating or compensation committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, compensation committee and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

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

Based solely on a review of the copies of such forms that were received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we are not aware, of any failures to file reports or report transactions in a timely manner during the current fiscal year through the date of this filing other than the late filing of the following: one Form 3 by each of Mr. Checkeris, Warren Kettlewell, Mr. Monaco, Ms. Linden and Mr. LaVecchia and two Forms 4 by Mr. LaVecchia (one Form 4 reported two transactions and one Form 4 reported one transaction), and one Form 4 for each of Mr. Checkeris(one reported transaction), Mr. Kettlewell (one reported transaction), Mr. Kerby (two reported transactions) and Mr. Friedman (two reported transactions).

Code of Ethics

We have long maintained a Code of Conduct which is applicable to all of our directors, officers and employees. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Corporate Secretary.

Item 11.  Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our executive officers during the fiscal years ended February 28, 2015 and 2014:

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Inventive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Kerby, CEO and Chairman of the Board (1), (4), (9)	2015	$300,000	$-0-	$-0-	$-0-	$-0-	$-0-	$14,400	$314,400
	2014	$376,891	$-0-	$-0-	$-0-	$-0-	$-0-	$14,400	$391,291

Deborah Linden, former COO (2), (5), (7)	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2014	$20,000	$-0-	$49,800	$-0-	$-0-	$-0-	$-0-	$69,800

Adam Friedman, CFO (3), (6), (8)	2015	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$150,000
	2014	$150,000	$-0-	$75,000	$-0-	$-0-	$-0-	$-0-	$225,000

(1)	William Kerby is the CEO and Chairman of Next 1 Interactive, Inc. Mr. Kerby has been CEO since the inception of the Company.
(2)	Deborah Linden was hired as President and COO of Next 1 Interactive, Inc. on October 14, 2013. She resigned as President and Chief Operating Officer on May 30, 2014.
(3)	Adam Friedman was hired as CFO on August 16, 2010.
(4)	William Kerby receives an annual base salary of $300,000. He also was paid $76,891 of deferred compensation in 2014.
(5)	Deborah Linden received a base salary of $200,000. For the first 90 days of her contract, she received $5,000 per month. 50% of her compensation was allocated to RealBiz Media Group.
(6)	Adam Friedman receives an annual base salary of $150,000.
(7)	Deborah Linden was granted 6,000 shares of Next 1’s Series C Preferred Stock on 12/9/2013 at a stated value of $5 per share for a total stock award valued at $30,000. She was also was granted 600,000 shares of Next 1’s common stock on 12/8/13 at a fair value at date of grant of $.03 per share for a total stock award valued at $19,800. She received a total stock award compensation of $49,800.
(8)	Adam Friedman was granted 15,000 shares of Next 1’s Series D Preferred Stock on 3/8/13 at a stated value of $5 per share for a total stock award valued at $75,000.
(9)	William Kerby receives additional compensation in the form of a Car Allowance in the amount of $1,200 per month.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and restricted stock, as well as the exercise prices and expiration dates thereof, as of February 28, 2015:

Name and principal position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
William Kerby, CEO	800	0	-0-	$7.25	10/2/21

Adam Friedman, CFO	800	0	-0-	$7.25	10/2/21

Employment Agreements

We have the following employment contract with the named executive officer:

William Kerby

William Kerby entered into an employment agreement, dated October 15, 2006, with the Company. Pursuant to this employment agreement, Mr. Kerby is employed as the Company’s Chief Executive Officer at an annual base salary of $300,000 in cash and Company common stock.  He may also, as determined by the Board of Directors, receive a year-end performance bonus. The initial term of the agreement commenced October 15, 2006, with an automatic renewal for a period of four years. Upon termination of the any term, the Agreement shall be automatically renewed for successive periods of four years each subject to the same terms and conditions, unless modified or terminated by one or both parties in accordance with the agreement.

Adam Friedman

Adam Friedman had an employment agreement, dated August 16, 2010, with the Company. Mr. Friedman is employed as the Chief Financial Officer of the Company. Under the terms of his three-year employment agreement that expired on August 15, 2013, Mr. Friedman agreed to devote all of his time, attention, and ability to the business of the Company. The employment agreement provided that Mr. Friedman receive a base salary for such services at an annual rate of One Hundred and Fifty Thousand Dollars ($150,000) and is eligible for cash bonuses at the discretion of the board of directors. Mr. Friedman is entitled to participate in our 2009 Long-Term Incentive Plan and receive other Company-paid employee benefits. Mr. Friedman’s employment and all of the terms has continued without a new agreement.

Deborah Linden

Effective October 29, 2013, Ms. Linden entered into a three-year employment agreement (the “Linden Agreement”) with us and Realbiz. Pursuant to the Linden Agreement, Ms. Linden was entitled to a monthly payment of $5,000 cash and $12,000 in stock (30,000 shares of our Series C Preferred Stock and 600,000 of our shares of common stock) for the first 90 days after the date of the Linden Agreement and thereafter if the parties determine to continue the Agreement she would have received an annual base salary for the first year of $200,000, increasing to $250,000 in the second year. Ms Linden was to be issued a bonus of up to 2% of the consolidated EBITDA of the two companies up to a maximum of $150,000 paid in shares of our stock for each year of the Agreement, such bonus earned at the end of each year. The Linden Agreement also included confidentiality obligations, non-compete and non-solicitation provisions. On May 30, 2014, Deborah Linden resigned from her position as President and Chief Operations Officer and no longer has an employment agreement.

There are no other executive officer employment contracts.

STOCK OPTION PLAN

The shareholders approved the Next 1 Interactive, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting on October 28, 2009. Under the 2009 Plan, 9,000 shares of common stock are currently reserved for issuance on the effective date of the 2009 Plan. Management is evaluating creating a new Long-Term Incentive Plan to replace this Plan.

DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our directors during the fiscal years ended February 28, 2015 and 2014:

Name	Fiscal Year	Fees Earned	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non Qualified Deferred Comp	All other Compensation	Total

Pat LaVecchia,	2015	$-0-	$300,000	$-0-	$-0-	$-0-	$-0-	$300,000
Director (1)(2)	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Donald P. Monaco,	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Deborah Linden,	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Doug Checkeris,	2015	$-0-	$0-	$-0-	$-0-	$-0-	$190,000	$190,000
Director (3)	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Warren Kettlewell	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Director	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Michael Craig	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Former Director	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	On August 26, 2014 we issued 40,000 shares of Series D Preferred stock valued at $200,000 for consulting services rendered. The shares were valued at the then share price for sales of Series D Preferred stock.

(2)	On October 29, 2014 we issued 20,000 shares of Series D Preferred stock valued at $100,000 for consulting services rendered. The shares were valued at the then share price for sales of Series D Preferred stock.

(3)	On October 30, 2014 issued 38,000 shares of Series C Preferred stock valued at $190,000 for consulting services rendered. The shares were valued at the then share price for sales of Series C Preferred stock.

A formalized Director compensation plan has not been approved as of the date of this filing.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series A Preferred Stock as of the date of this Annual Report by (i) each Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

	Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class of Shares Beneficially Owned (1)	Percent of Voting Power (2)

Common Stock	William Kerby	80,988,745	(3)	57.8%	28.3%
	Donald P. Monaco	107,952,400	(4)	64.6%	37.8%
	Pat LaVecchia	278,600	(5)	0.5%	0.1%
	Doug Checkeris	200,000	(6)	0.3%	0.1%
	Deborah Linden	624,000	(7)	1.1%	0.2%
	Adam Friedman	60,800	(8)	0.1%	0.0%

Preferred Series A	William Kerby	809,611	(3)	36.5%
	Donald P. Monaco	1,075,000	(4)	48.5%

Common Stock	All Officers and Directors as a group (6 persons)	190,104,545		76.5%	66.5%

(1)	The percentage of common stock held by each listed person is based on 59,137,643 shares of common stock issued and outstanding as of June 12, 2015. The percentage of Series A preferred stock held by each person is based on 1,884,611 shares of Series A preferred stock issued and outstanding, 257,200 shares of Series B preferred stock issued and outstanding, 221,000 shares of Series C preferred stock issued and outstanding, and 972,800 shares of Series D preferred stock issued and outstanding as of June 12, 2015. Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.
(2)

Percentage of Total Voting Power is based on 285,771,443 votes and includes voting rights attached to all Common Shares Outstanding and all Preferred Shares Outstanding that can convert to Common Shares. As of June 12, 2015, there were 59,137,643 shares of Common Stock Outstanding, 1,884,611 shares of Series A stock issued and outstanding and convertible into 188,461,100 shares of common stock, 257,200 shares of Series B stock issued and outstanding and convertible into 257,200 shares of common stock, 221,000 shares of Series C stock issued and outstanding and convertible into 884,000 shares of common stock, and 972,800 shares of Series D stock issued and outstanding and convertible into 3,891,200 shares of common stock. Each share of Series A stock is entitled to one hundred votes for each share of common stock that would be issuable upon conversion of such share. The total voting power excludes warrants, accrued salaries of the Company, outstanding debt of the Company, outstanding debt of Company’s Parent Company, Next 1 Interactive, Inc., and Preferred Shares of Next 1 Interactive, Inc. each of which can be converted into Common Shares of the Company. Other than for Directors and Officers included in the Common Stock section, percentages for Total Voting Power for Preferred Shares are not included since less than 1%.

(3)	William Kerby holds 5,842 shares individually. On October 3, 2011, the Corporation issued to Mr. Kerby 800 stock options all of which are fully vested and included as beneficial ownership. Mr. Kerby owns 809,611 shares of Series A preferred stock, or 43% of the outstanding shares of Series A preferred stock, and as of June 12, 2015 are convertible to 80,961,100 shares of common stock to be included as beneficial ownership. Mr. Kerby’s family members own 5,000 of Series D preferred stock and as of June 12, 2015 are convertible to 20,000 shares of common stock to be included as beneficial ownership. Mr. Kerby’s family member holds an additional three shares of common stock. Mr. Kerby is also the owner of In-Room Retail Systems, LLC, an inactive company which owns 1,000 shares. Due to these relationships, Mr. Kerby beneficially owns 80,988,745 shares of common stock of the Corporation.
(4)	Donald P. Monaco holds 1,000 shares of common stock individually. On October 3, 2011, the Corporation issued to Mr. Monaco 400 stock options of which all are vested and were included as beneficial ownership. Mr. Monaco owns 451,000 warrants that can be converted in 451,000 shares of common stock. Mr. Monaco owns 1,075,000 of Series A preferred stock, or 57% of the outstanding shares of Series A preferred stock, and as of June 12, 2015 is convertible to 107,500,000 shares of common stock to be included as beneficial ownership. Mr. Monaco beneficially owns 107,952,400 shares of the Corporation.
(5)	Pat LaVecchia holds 27,000 shares of common stock individually. On October 3, 2011, the Corporation issued to Mr. LaVecchia 400 stock options of which all are vested and were included as beneficial ownership. Mr. LaVecchia owns 62,800 shares of Series D preferred stock and as of June 12, 2015 are convertible to 251,200 shares of common stock to be included as beneficial ownership. Mr. LaVecchia beneficially owns 278,600 shares of the Corporation.
(6)	Doug Checkeris owns 50,000 shares of Series C preferred stock and as of June 12, 2015 are convertible to 200,000 shares of common stock to be included as beneficial ownership.
(7)	Deborah Linden owns 600,000 shares of common stock individually. Ms. Linden also owns 6,000 shares of Series C preferred stock and as of June 12, 2015 are convertible to 24,000 shares of common stock to be included as beneficial ownership. Ms. Linden beneficially owns 624,000 shares of the Corporation.
(8)	On October 3, 2011, the Corporation issued to Adam Friedman 800 stock options of which all are vested and were included as beneficial ownership. On March 8, 2013, the Corporation issued to Mr. Friedman 15,000 shares of Series D preferred stock and as of June 12, 2015 is convertible to 60,000 shares of common stock to be included as beneficial ownership. Mr. Friedman beneficially owns 60,800 shares of the Corporation.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On December 24, 2013, the Company entered into a note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal that is past due and $143,151 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to February 28, 2015. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company.

On April 13, 2013, the Company issued 7,600 shares of Series B Preferred stock valued at $38,000 and on February 10, 2015 paid $20,000 to a director as compensation for consulting services rendered by an entity owned by the director.

On April 28, 2015, the Company and RealBiz entered into a Services Agreement whereby RealBiz agreed to provide the following services to the Company: processing of pictures to videos; processing of Ez Flix videos for the employment search industry, and other services as may be requested from time to time (the “Services”). The Company is to receive favored nation pricing for the services and the Company agreed to make a prepayment of $75,000 in cash and the balance in forgiveness of debt as a set up of the Services with additional fees paid to RealBiz as approved by the Company.  RealBiz agreed to grant to the Company a non-exclusive, irrevocable, royalty free license to use, copy and modify any elements of the materials used to provide the Services not specifically created for the Company as part of the Services. The Services Agreement is effective beginning on April 28, 2015 and shall continue, unless terminated unless either party gives 90 days notice of termination or unless an event as described below occurs.  Either party may terminate the agreement upon notice in writing if: the other is in breach of any material obligation contained in the agreement, which is not remedied (if the same is capable of being remedied) within 30 days of written notice from the other party so to do; or a voluntary arrangement is approved, a bankruptcy or an administration order is made or a receiver or administrative receiver is appointed over any of the other party’s assets or an undertaking or a resolution or petition to wind up the other Party is passed or presented (other than for the purposes of amalgamation or reconstruction) or any analogous procedure in the country of incorporation of either party or if any circumstances arise which entitle the Court or a creditor to appoint a receiver, administrative receiver or administrator or to present a winding-up petition or make a winding-up order in respect of the other party.

On April 28, 2015, the Company and RealBiz entered into a Code Purchase Agreement whereby RealBiz agreed to sell to the Company a copy of the code (the “Code”) for the Ez Flix desktop and mobile application software currently used for real estate agents (the “Software”) and all future modifications thereof and granted the Company a perpetual right (the “Code Purchase Perpetual Right”) to use the Code and Software for commercial exploitation in the Industry (as defined below), and to obtain certain other rights as set forth therein. Industry means travel related services, employment search related and any other solution or product that competes or is competitive to a software solution or product that the Company now provides or hereafter may provide. Industry shall specifically exclude real estate, real estate marketing to real estate brokers and real estate marketing to real estate agents or any other industry in which RealBiz hereafter may provide a software solution.

The Code Purchase Perpetual Right grants the Company the right to commercially exploit the Code in any manner in the Industry so long as its use is not in competition with RealBiz areas of business interest, including but not limited to the real estate industry and that it is an integrated product of the Company or to an existing customer of the Company utilizing a product of the Company, including but not limited to the right (a) to use, market, license, distribute for commercial exploitation; (b) to use the Code to assist Next 1 in connection with licensing and; and (c) to make modifications to the Code as set forth in the agreement.

In consideration of the rights granted to the Company under the Code Purchase Agreement, the Company agreed to pay RealBiz $100,000 payable in one or a combination of the following forms:  (a) forgiveness of debt due to the Company by RealBiz; and (b) offset of distributions due to the Company by RealBiz. The method of payment will be agreed upon by both parties. In addition, the Company agreed to pay an annual software maintenance fee of $20,000 and a source code access fee for major enhancements. The Code Purchase Agreement commenced on April 28, 2015 and shall continue in perpetuity unless the agreement is rightfully terminated by either party.  Either party may terminate the agreement if (a) the other party materially breaches any representation, warranty or covenant of such party in the agreement or the related rights agreement, which breach is not cured within thirty (30) days of the receipt of written notice of breach specifically identifying the breach on which termination is based, or (b) upon receipt of notice in the event of the insolvency, bankruptcy, or inability of the other party to pay debts as and when due, or an assignment for the benefit of creditors, or the appointment of a receiver for all or a substantial part of the other party’s business or property, or an attachment of any assets lasting more than sixty (60) days or the other party ceases to conduct its business operations in the ordinary course of business.

On April 28, 2015, the Company and RealBiz 360, Inc. entered into a License Agreement whereby Realbiz 360, Inc. agreed to (a) sell to the Company a copy of the code for video processing software currently used for real estate agents for commercial exploitation in the Industry (which includes future modifications thereto); and (b) grant to the Company, an irrevocable, worldwide, perpetual right and license to forever retain and use the code for commercial exploitation by the Company without restriction in the Industry (such rights to forever retain, use and commercially exploit the Code shall be referred to as the “License Agreement Perpetual Right”). The License Agreement Perpetual Right grants the Company the right to commercially exploit the code in any manner in the Industry so long as it is an integrated product of the Company or to an existing customer of the Company or solution including but not limited to the right (a) to use, market, license, distribute for commercial exploitation; (b) to use the code to assist the Company in connection with licensing and; and (c) to make modifications to the code as set forth in the agreement.

In consideration of the License Agreement Perpetual Right and the other rights granted to the Company, the Company shall pay RealBiz $500,000 payable in one or a combination of the following forms: (a) forgiveness of debt due to the Company by RealBiz; and (b) offset of distributions due to the Company by RealBiz. The method of payment shall be agreed upon by both parties. In addition, at any time after the execution of this agreement, the Company has the right to purchase the code, all modifications currently in production, and all work-in-process modifications for the purchase price of one dollar ($1.00) should any of the qualifying events listed in the License Agreement occur.  This right shall remain in effect for five years (5 years) from the execution date of the agreement.

The License Agreement commence on April 28, 2015 and shall continue in perpetuity unless this agreement is rightfully terminated by either party.  Either party may terminate the agreement if (a) the other party materially breaches any representation, warranty or covenant of such party in the agreement or related rights agreement which breach is not cured within thirty (30) days of the receipt of written notice of breach specifically identifying the breach on which termination is based, or (b) upon receipt of notice in the event of the insolvency, bankruptcy, or inability of the other party to pay debts as and when due, or an assignment for the benefit of creditors, or the appointment of a receiver for all or a substantial part of the other party’s business or property, or an attachment of any assets lasting more than sixty (60) days or the other party ceases to conduct its business operations in the ordinary course of business.

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

2015	$55,500
2014	$55,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

2015	$0
2014	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2015	$2,500
2014	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0
2014	$0

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Financial Statements

Item 16.   Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Maximus (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.2	Amendment to the Articles of Incorporation of Maximus (as filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009)

3.3	Bylaws of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006)

3.4	Bylaws of Extraordinary Vacations USA, Inc. (as filed as Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177) filed on March 12, 2009)

3.5	Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009) (SEC File No. 000-52669)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Next 1 Interactive, Inc., (as filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K on June 13, 2013) (SEC File No. 000-52669)

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Next 1 Interactive, Inc., (as filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K on June 13, 2013) (SEC File No. 000-52669)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Next 1 Interactive, Inc., (as filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K on June 13, 2013) (SEC File No. 000-52669)

3.9	Amendment to Certificate of Designation of Series C Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2014) (SEC File No. 000-52669)

3.10	Amendment to Certificate of Designation of Series D Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 9, 2014) (SEC File No. 000-52669)

4.1	$3,000,000 Zero Coupon Debenture (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009) (SEC File No. 000-52669)

4.2	Common Stock Purchase Warrant, issued October 26, 2010, in favor of Lincoln Park Capital Fund, LLC (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010) (SEC File No. 000-52669)

4.3	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010) (SEC File No. 000-52669)

4.4	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010) (SEC File No. 000-52669)

4.5	Note Amendment between the Company and Mark Wilton dated February 24, 2014 (as filed as Exhibit 4.1 to Form 8-K on February 27, 2014) (SEC File No. 000-52669)

4.6	Note Amendment between the Company and Mark Wilton dated May 15, 2015 (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed May 21, 2015) (SEC File No. 000-52669)

10.1	Share Transaction Purchase Agreement dated September 24, 2008 between EXVG, EVUSA and Maximus (as filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 on October 10, 2008) (SEC File No. 333-154177)

10.2	Form of Subscription and Investment Representation Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 18, 2010) (SEC File No. 000-52669)

10.3	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010) (SEC File No. 000-52669)

10.4	Purchase Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 1, 2010) (SEC File No. 000-52669)

10.5	Registration Rights Agreement, dated as of October 26, 2010, by and between Next 1 Interactive, Inc. and Lincoln Park Capital Fund, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2010) (SEC File No. 000-52669)

10.6	Strategic Media Agreement, dated August 29, 2010, by and between Next 1 Interactive, a Nevada corporation and Market Update Network Corp., d/b/a MUNCmedia, a Washington corporation (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2010) (SEC File No. 000-52669)

10.7	Settlement Agreement, dated May 28, 2010, by and among the Company and Televisual Media Works, LLC, a Colorado limited liability company, TV Ad Works, LLC, a Colorado limited liability company, TV Net Works, a Colorado limited liability company, TV iWorks, a Colorado limited liability and Mr. Gary Turner and Mrs. Staci Turner, individuals residing in the State of Colorado(as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 8, 2010) (SEC File No. 000-52669)

10.8	Asset Purchase Agreement, dated August 17, 2009, by and among Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009) (SEC File No. 000-52669)

10.9	Asset Purchase Agreement between Next 1 Interactive, Inc. and Televisual Media Works, LLC (as filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009) (SEC File No. 000-52669)

10.10	License Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz 360 Inc. (1)

10.11	Code Purchase Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz Media Group, Inc. (1)

10.12	Services Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz Media Group, Inc. (1)

14.1	Code of Ethics (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

14.2	Code of Business Conduct (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009)

31.1	Certification of the Registrant’s Principal Executive Officer pursuant to 15d-14, under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015(1)

31.2	Certification of the Registrant’s Principal Financial Officer pursuant to 15d-14, under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 28, 2015(1)

32.1	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Schema Document(1)

101.CAL	XBRL Calculation Linkbase Document(1)

101.DEF	XBRL Definition Linkbase Document(1)

101.LAB	XBRL Label Linkbase Document(1)

101.PRE	XBRL Presentation Linkbase Document(1)

(1)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2015		NEXT 1 INTERACTIVE, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer
and Chairman
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 16, 2015
William Kerby	(Principal Executive Officer)

/s/ Adam Friedman	Chief Financial Officer	June 16, 2015
Adam Friedman	(Principal Financial and Accounting Officer)

/s/ Pat LaVecchia	Director	June 16, 2015
Pat LaVecchia

/s/ Don Monaco	Director	June 16, 2015
Don Monaco

/s/ Deborah Linden	Director	June 16, 2015
Deborah Linden

/s/ Doug Checkeris	Director	June 16, 2015
Doug Checkeris

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Next 1 Interactive, Inc.

We have audited the accompanying consolidated balance sheets of Next 1 Interactive, Inc. and Subsidiaries as of February 28, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the two years in the period ended February 28, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Next 1 Interactive, Inc. and Subsidiaries at February 28, 2015 and 2014 and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred an operating loss of $5,437,235 and net cash used in operations of $2,624,822 for the year ended February 28, 2015 and the Company had an accumulated deficit of $86,078,617 and a working capital deficit of $12,811,302 at February 28, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.
Certified Public Accountants

Boca Raton, Florida

June 15, 2015

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 28,
	2015	2014

Assets
Current Assets
Cash	$226,412	$117,818
Accounts receivable, net of allowance for doubtful accounts	-	61,635
Stock subscription receivable	-	48,380
Notes receivable	15,000	-
Prepaid expenses and other current assets	68,159	101,691
Security deposits	13,206	26,662
Total current assets	322,777	356,186

Investment in unconsolidated affiliate	5,705,734	-
Dividends receivable	881,587	-
Property and equipment, net	-	55,385
Website development costs and intangible assets, net	189,235	4,081,327
Total assets	$7,099,333	$4,492,898

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,387,833	$2,768,831
Other current liabilities	139,750	56,103
Derivative liabilities - convertible promissory notes	287,149	1,355,613
Convertible promissory notes, net of discount of $-0- and $70,401, respectively	6,828,386	7,379,985
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	650,000
Other advances	68,000	68,000
Other notes payable	120,000	145,000
Shareholder loans	379,000	379,000
Due to affiliates	974,889	-
Notes payable - current portion	924,072	1,103,450
Total current liabilities	13,134,079	13,905,982

Total liabilities	13,134,079	13,905,982

Commitments and Contingencies (Note 15)

Stockholders' Deficit
Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at February 28, 2015 and 2014, respectively	22,160	22,160
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 262,200 and 285,900 shares issued and outstanding at February 28, 2015 and 2014, respectively	3	3
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 217,600 and 42,000 shares issued and outstanding at February 28, 2015 and 2014, respectively	2	-
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 838,800 and 860,520 shares issued and outstanding at February 28, 2015 and 2014, respectively	8	9
Common stock, $.00001 par value; 500,000,000 shares authorized; 21,108,347 and 17,579,280 shares issued and outstanding at February 28, 2015 and 2014, respectively	211	176
Additional paid-in-capital	80,026,487	73,877,065
Stock subscription receivable	(5,000)	(5,000)
	80,043,871	73,894,413
Accumulated other comprehensive income	-	119,235
Accumulated deficit	(86,078,617)	(87,625,076)
Total Next 1 Interactive, Inc. stockholders' deficit	(6,034,746)	(13,611,428)
Noncontrolling interest	-	4,198,344
Total stockholders' deficit	(6,034,746)	(9,413,084)
Total liabilities and stockholders' deficit	$7,099,333	$4,492,898

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended

	February 28,
	2015	2014

Revenues
Travel and commission revenues	$327,492	$464,998
Real estate media revenue	765,964	1,098,377
Total revenues	1,093,456	1,563,375

Operating expenses
Cost of revenues (exclusive of amortization)	355,995	412,225
Technology and development	342,539	-
Salaries and benefits	2,045,183	2,546,077
Selling and promotions expense	241,438	309,359
Impairment of ReachFactor intangible assets	125,000	-
Warrant modfication expense	17,202	-
General and administrative	3,403,334	6,041,988
Total operating expenses	6,530,691	9,309,649

Operating loss	(5,437,235)	(7,746,274)

Other income (expense)
Interest expense	(1,054,758)	(1,600,414)
Gain (loss) on settlement of debt	48,564	(3,319,446)
Loss on debt modification	-	(4,808,145)
Derivative liability expense	(234,303)	-
Gain on legal settlement	-	124,437
Gain (loss) on change in fair value of derivatives	1,077,787	(952,026)
Gain on deconsolidation of subsidiary	6,255,188	-
Loss from proportionate share of investment in unconsolidated affiliate	(872,791)	-
Other income	167,062	6,066
Total other income (expense)	5,386,749	(10,549,528)

Net loss	(50,486)	(18,295,802)

Net income (loss) attributable to the noncontrolling interest	1,599,526	1,881,282

Net income (loss) attributable to Next 1 Interactive, Inc.	1,549,040	(16,414,520)

Preferred Stock Dividend	(2,581)	(16,694)

Net income (loss) attributable to Common Shareholders	1,546,459	(16,431,214)

Weighted average number of common shares outstanding
Basic	20,535,379	13,977,561
Diluted	345,267,241	13,977,561

Basic net income (loss) per share attributable to Common Shareholders	$0.08	$(1.18)

Diluted net income (loss) per share attributable to Common Shareholders	$0.01	$(1.18)

Comprehensive income (loss):
Unrealized gain (loss) gain on currency translation adjustment	120,151	(85,776)
Comprehensive income (loss)	$1,666,610	(16,516,990)

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended

	February 28,
	2015	2014
Cash flows from operating activities:
Net income (loss) applicable to Next 1 Interactive, Inc.	$1,549,040	$(16,414,520)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(1,599,526)	(1,881,282)
Gain on deconsolidation of subsidiary	(6,255,188)	-
Loss on proportionate share of investment in unconsolidated affiliate	872,791	-
Impairment of intangible assets	125,000	-
Gain (loss) on settlement of debt	(48,564)	3,319,446
Gain on legal settlement	-	(124,437)
Loss on debt modification	-	4,808,145
Warrant modification expense	17,202	-
Derivative liability expense	234,303	-
Bad debt expense	-	76,823
Amortization and depreciation	1,268,601	1,425,522
Amortization of discount on convertible notes payable	445,401	952,070
Stock based compensation and consulting fees	513,877	2,212,219
Directors fees	300,000	-
(Gain) loss on change in fair value of derivatives	(1,077,787)	952,026
Changes in operating assets and liabilities:
Increase in accounts receivable	(56,773)	(61,404)
Increase in subscription receivable	-	(48,380)
Decrease (increase) in prepaid expenses and other current assets	33,532	(52,690)
Decrease in security deposits	10,156	1,950
Increase in intercompany payable	272,894	-
Increase in accounts payable and accrued expenses	729,007	199,309
Increase (decrease) in other current liabilities	41,212	(41,001)
Net cash used in operating activities	(2,624,822)	(4,676,204)

Cash flows from investing activities:
Payments related to website development costs	(587,927)	(675,300)
Payments for computer equipment	(2,514)	(62,516)
Retirement of Series D shares	-	(6,000)
Advances related to notes receivable	(15,000)	(20,000)
Proceeds received related to notes receivable	-	20,000
Decrease in cash from deconsolidation of RealBiz	(20,066)	-
Net cash used in investing activities	(625,507)	(743,816)

Cash flows from financing activities:
Proceeds from convertible promissory notes	470,000	-
Payments on convertible promissory notes	-	(120,500)
Proceeds from other notes payable	-	90,000
Principal payments of other notes payable	(37,829)	(120,000)
Principal payments of settlement agreements	-	(64,167)
Proceeds from shareholder loans	-	55,000
Proceeds from notes payable	-	85,000
Principal payments on notes payable	-	(105,622)
Proceeds from issuance of series B preferred shares	320,000	-
Proceeds from issuance of series C preferred shares	1,015,000	-
Proceeds from issuance of series D preferred shares	-	1,151,000
Proceeds from the collection of stock subscription receivable	48,380	105,000
Proceeds from exercise of common stock warrants	165,180	225,950
Proceeds received in advance for stock subscriptions	222,500	-
Proceeds from issuance of common stock and warrants	1,154,776	4,114,050
Net cash provided by financing activities	3,358,007	5,415,711

Effect of exchange rate changes on cash	916	85,776

Net (decrease) increase in cash	108,594	81,467

Cash at beginning of period	117,818	36,351

Cash at end of period	$226,412	$117,818

Supplemental disclosure:
Cash paid for interest	$255,802	$412,006

Supplemental disclosure of non-cash investing and financing activity:

Next 1 Interactive, Inc.:

Supplemental disclosure of non-cash investing and financing activity:
Series A shares converted to Series C shares:
Value	$-	$150,000
Shares	-	150,000

Shares/Warrants issued for conversion of debt to equity:
Common stock:
Value	$7,000	$6,334
Shares	700,000	618,000

Series D Preferred:
Value	$-	$28,067
Shares	-	5,613

Preferred stock converted into RealBiz Media Group, Inc. common stock:
Series B Preferred:
Value	$438,500	$919,498
Shares	87,700	183,900

Series C Preferred:
Value	$337,000	$150,000
Shares	67,400	36,000

Series D Preferred:
Value	$473,600	$2,991,998
Shares	94,720	598,220

Previously subscribed shares now issued:
Series D Preferred:
Value	$-	$100,000
Shares	-	20,000

Conversion of shareholder advances to convertible promissory notes	$-	$110,000

Convertible promissory note assignments	$30,000	$478,000

Convertible promissory notes converted into RealBiz Media Group, Inc. common stock:
Value	$305,000	$-
Shares	6,100,000	-

Embedded beneficial conversion feature in convertible promissory notes	$375,000	$-

Increase in investment in RBIZ Series A Preferred shares based upon the "top up" provision in the certificate of designation:
Value	$5,196,720	$-
Shares	25,983,600	-

Reduction in investment in RBIZ Series A Preferred shares for issuances of RBIZ shares issued for conversion of Next 1 Preferred Stock and Debt:
Value	$1,505,037	$-
Shares	62,206,944	-

Series D Preferred shares issued for settlement of accounts payable:
Value	$119,928	$-
Shares	13,000	-

Settlement of other notes payable by issuing RealBiz Series B shares and Next 1 warrants:
Value	$25,000	$-
Shares	55,000	-
Warrants	1,100,000	-

Debt modification	$-	$6,071,703

Website development costs	$-	$117,657

RealBiz Media Group, Inc.
Series A Preferred shares converted to common stock:
Value	$-	$299,512
Shares	-	5,990,238

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$343,500	$951,500
Shares	6,870,000	18,603,312

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$130,000	$150,000
Shares	1,300,000	1,500,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$168,100	$2,959,998
Shares	1,120,555	19,726,730

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value	$155,000	$3,753,149
Shares	3,100,000	977,732

Preferred stock dividend	$236,992	$470,121

Purchase of Reachfactor Intangible Assets
Value	$600,000	$-
Shares	4,000,000	-

Promissory notes converted into common stock:
Value	$220,000	$-
Shares	1,466,666	-

Series A Preferred shares issued for "top up" provision:
Value	$5,196,720	$-
Shares	25,990,238	-

Reduction of Series A Preferred shares for conversion of Next 1 Interactive, Inc.'s Preferred Shares and Debt:
Value	$1,287,082	$-
Shares	53,198,347	-

Costs associated with convertible promissory notes:
Derivative liability expense	$234,303	$-

Loan origination fees	$55,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders Deficit

												Additional	Other			Stockholders'
	Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Stock	Common Stock		Paid-in	Comprehensive	Accumulated	Non-Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Shares	Amount	Capital	Income	Deficit	Interest	(Deficit)

Balances, February 28, 2013	2,366,014	$23,660	416,200	$4	36,000	$-	1,132,077	$11	$100,000	12,977,942	$130	$61,958,113	$33,459	$(71,193,862)	$(40,789)	$(9,119,274)

Common shares issued for cash	-	-	-	-	-	-	-	-	-	1,361,750	14	129,036	-	-	-	129,050

Common stock warrants exercised and common shares issued for cash	-	-	-	-	-	-	-	-	-	334,500	3	15,947	-	-	-	15,950

Preferred stock/warrants issued for cash:
Series D	-	-	-	-	-	-	230,200	2	-	-	-	1,150,998	-	-	-	1,151,000

Series D shares issued from prior year stock subscribed	-	-	-	-	-	-	20,000	-	(100,000)	-	-	100,000	-	-	-	-

Series D shares issued from prior year subscription receivable	-	-	-	-	-	-	-	-	(5,000)	-	-	-	-	-	-	(5,000)

Shares issued for consulting:
Common stock	-	-	-	-	-	-	-	-	-	1,562,088	16	108,241	-	-	-	108,257
Series B	-	-	53,600	1	-	-	-	-	-	-	-	267,999	-	-	-	268,000
Series D	-	-	-	-	-	-	25,100	-	-	-	-	126,187	-	-	-	126,187

Shares issued for conversion of debt to equity:
Common stock	-	-	-	-	-	-	-	-	-	618,000	6	6,329	-	-	-	6,335
Series D preferred shares	-	-	-	-	-	-	5,613	-	-	-	-	28,067	-	-	-	28,067

Series A preferred shares converted to Series C preferred shares	(150,000)	(1,500)	-	-	36,000	-	-	-	-	-	-	1,500	-	-	-	-

Series B preferred shares converted to RealBiz Media Group, Inc. common stock	-	-	(183,900)	(2)	-	-	-	-	-	-	-	(919,498)	-	-	-	(919,500)

Series C preferred shares converted to RealBiz Media Group, Inc. common stock	-	-	-	-	(36,000)	-	-	-	-	-	-	(150,000)	-	-	-	(150,000)

Series D preferred shares converted to RealBiz Media Group, Inc. common stock	-	-	-	-	-	-	(598,220)	(4)	-	-	-	(2,991,994)	-	-	-	(2,991,998)

Shares issues as stock compensation:
Common shares	-	-	-	-	-	-	-	-	-	600,000	6	19,794	-	-	-	19,800
Series C preferred	-	-	-	-	6,000	-	-	-	-	-	-	30,000	-	-	-	30,000
Series D preferred	-	-	-	-	-	-	42,500	-	-	-	-	212,500	-	-	-	212,500

Series D preferred shares issued to employees of RealBiz Media Group, Inc.	-	-	-	-	-	-	5,250	-	-	-	-	26,250	-	-	-	26,250

Series D preferred shares retired	-	-	-	-	-	-	(2,000)	-	-	-	-	(6,000)	-	-	-	(6,000)

Cashless warrants exercised and common shares issued	-	-	-	-	-	-	-	-	-	125,000	1	(1)	-	-	-	-

Beneficial conversion	-	-	-	-	-	-	-	-	-	-	-	554,582	-	-	-	554,582

Preferred stock dividend(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,694)	-	(16,694)

Net loss applicable to Next 1 Interactive, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	-	(16,414,520)	-	(16,414,520)

Net loss attributable to the noncontrolling interest														-	(1,881,282)	(1,881,282)

Equity in noncontrolling interest												13,209,015			6,120,415	19,329,430

Other comprehensive income													85,776	-	-	85,776

Balances, February 28, 2014	2,216,014	$22,160	285,900	$3	42,000	$-	860,520	$9	$(5,000)	17,579,280	$176	$73,877,065	$119,235	$(87,625,076)	$4,198,344	$(9,413,084)

Shares issued for cash:
Common	-	-	-	-	-	-	-	-	-	1,338,067	13	83,975	-	-	-	83,988
Series B Preferred	-	-	64,000	1	-	-	-	-	-	-	-	319,999	-	-	-	320,000
Series C Preferred	-	-	-	-	205,000	2	-	-	-	-	-	1,014,995	-	-	-	1,014,997

Common stock warrants exercised and common shares issued for cash	-	-	-	-	-	-	-	-	-	1,441,000	15	51,766	-	-	-	51,781

Shares issued for consulting:
Common	-	-	-	-	-	-	-	-	-	50,000	-	3,000	-	-	-	3,000
Preferred Series A	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred Series B	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred Series C	-	-	-	-	38,000	-	-	-	-	-	-	190,000	-	-	-	190,000
Preferred Series D	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Common shares issued for conversion of convertible promissory notes	-	-	-	-	-	-	-	-	-	700,000	7	6,993	-	-	-	7,000

Common shares issued for settlement of accounts payable debt	-	-	-	-	-	-	13,000	-	-	-	-	65,000	-	-	-	65,000

Shares converted to RealBiz Media Group, Inc. common stock:
Preferred Series B	-	-	(87,700)	(1)	-	-	-	-	-	-	-	(438,499)	-	-	-	(438,500)
Preferred Series C	-	-	-	-	(67,400)	-	-	-	-	-	-	(337,000)	-	-	-	(337,000)
Preferred Series D	-	-	-	-	-	-	(94,720)	(1)	-	-	-	(473,599)	-	-	-	(473,600)

Preferred Series D shares issued for director fees	-	-	-	-	-	-	60,000	-	-	-	-	300,000	-	-	-	300,000

Warrant modification expense	-	-	-	-	-	-	-	-	-	-	-	17,202	-	-	-	17,202

Beneficial conversion feature on convertible promissory notes	-	-	-	-	-	-	-	-	-	-	-	375,000	-	-	-	375,000

Net income attributable to Next 1 Interactive, Inc.	-	-	-	-	-	-	-	-	-	-	-	-	-	1,549,040	-	1,549,040

Net loss attributable to the noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,599,526)	(1,599,526)

Preferred stock dividend(s)	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,581)	-	(2,581)

Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	-	916	-	-	916

Equity in noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	4,595,429	-	-	(1,486,208)	3,109,218

Effect of deconsolidation of subsidiary	-	-	-	-	-	-	-	-	-	-	-	375,162	(120,151)	-	(1,112,610)	(857,599)

Balances, February 28, 2015	2,216,014	$22,160	262,200	$3	217,600	$2	838,800	$8	$(5,000)	21,108,347	$211	$80,026,487	$-	(86,078,617)	$-	(6,034,746)

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Next 1 Interactive, Inc. (“Next 1” or the “Company”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through their Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and will be accelerating its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

(1) Travel – which encompasses Maupintour (one of the oldest luxury tour operators in the United States) and NextTrip.com/Voyage.tv, a video and media website with thousands of hours of travel footage.

(2) Employment - the NameYourFee.com website which allows recruiters to expand their reach of candidates to potential employers.

(3) Home – via its Home & Away Club loyalty program and minority interest in Realbiz Media Group, Inc. (“RealBiz”)

The Company plans to accelerate targeted content utilizing video via digital platforms including satellite, cable, broadcast, broadband, web, print and the development of a Home & Away Mobile App.

We currently focus only on our travel segment and will be expanding into the employment and Home/Membership services during the next quarter. The following is an overview of the 3 areas that currently have travel operations and/or the Company is imminently commencing promotion utilizing our media services.

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

2. NextTrip.com is being repositioned as an all-purpose travel site that includes customer support, relevant social networking, and travel business showcases, with a primary emphasis on Video to targeted web users and a secondary promotion to TV viewers via VOD promotion. The site is scheduled for launch in the 2nd quarter of this fiscal year and will work in conjunction with the Home & Away Club App to provide users with relevant information utilizing its diverse video library and experience to entertains, informs, and offers utility and savings to members. The travel website currently offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations. NextTrip.com plans to generate revenues through advertising, travel commission, referral fees, and its affiliate program. The travel products and fulfillment and services are both created by the company and/or contracted out to key industry suppliers including Mark Travel. Mark Travel is the largest wholesaler of travel products in the United States. NextTrip.com will look to serve relevant videos to travelers via four key elements: (i) television ads (ii) travel video on demand for web and TV (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons) and (iv) the development of its Travel App.

3. The Home & Away Club (H&AC). The Company has launched the Home & Away Club website and is targeting both existing customers and new potential customers to the site by offering up to $500 Rewards so consumers can try before they buy. As a primary means of creating awareness for H&AC the Company is utilizing existing customers, relationships and forging new partnerships within the travel, real estate and employment sectors. The Company will utilize targeted video for the travel, leisure, home products and services to engage and enable viewers to request information, make reservations and get an in-depth look at products and services the Club offers. The Company created a points based program for real estate agents that utilize the RealBiz services. With the Home and Away Club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients. This allows real estate agents the ability to earn and/or purchase Home and Away Club membership for themselves and/or gifting to their customers. The membership gives the homeowner access to wholesale pricing on travel, lifestyle and home products while providing the real estate agents a loyalty platform that allows them the means to stay in contact with their customer.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

At February 28, 2014, the Company owned a 61% interest in RealBiz, which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% in RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated. The 57% non-controlling interest in RealBiz is represented by 1,009,762 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 85,799,012 shares of RealBiz common stock issued and outstanding as of February 28, 2015.

Noncontrolling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. After the deconsolidation of RealBiz, as described in the following paragraph, there were no controlling interests in any of the Company's remaining subsidiaries. Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee, which is presumed to be the case when the Company holds 20% to 50% of the voting stock of, or can otherwise demonstrate significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is considered to be permanently impaired.

Deconsolidation

Next 1 prepares its consolidated financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with accounting guidance for consolidation, prior to the Deconsolidation Date of October 31, 2014, the accompanying consolidated financial statements present the consolidated results of the Company including its investment in RealBiz Media Group, Inc. On the deconsolidation date, in accordance with ASC 810-10-50-1B and the voting interest model, which basically requires that an entity consolidate another entity if it owns a majority (greater than 50%) of that other entity, Next 1 commenced accounting for its investments in RealBiz in accordance with the equity method of accounting as of the deconsolidation date.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at February 28, 2015 and 2014.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company's allowance for doubtful accounts was -0- and $76,822 and for the years ended February 28, 2015 and 2014, respectively.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated using the straight-line method based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $12,132 and $7,131 for the years ended February 28, 2015 and 2014 respectively.

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended February 28, 2015 and 2014, the Company did not record impairment losses on any of its property and equipment.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. The Company placed into service in June 2013 two websites, Maupintour.com and Nexttrip.com. Additionally, the Company placed into service in March 2014 the Nestbuilder website. All costs associated with these websites are subject to straight-line amortization over a three-year period. For the years ended February 28, 2015, the Company has capitalized $524,487 of costs associated with website development including $90,480 associated with a web portal that has not been placed into service. Websites related to RealBiz Media Group, Inc. have been deconsolidated from the financial statements as of October 31, 2014.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the years ended February 28, 2015, the Company has capitalized $60,110 of costs associated with the development of a mobile app that has not been placed into service.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.    Significant underperformance compared to historical or projected future operating results;

2.    Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.    Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge on its intangible assets of $125,000 and $-0- during the years ended February 28, 2015 and 2014, respectively (See note 4). Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,266,601 and $1,418,391 for the years ended February 28, 2015 and 2014, respectively.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The Company’s common stock equivalents include the following:

	February 28, 2015	February 28, 2014
Series A convertible preferred stock issued and outstanding	221,601,400	221,601,400
Series B convertible preferred stock issued and outstanding	262,200	285,900
Series C convertible preferred stock issued and outstanding	4,352,000	42,000
Series D convertible preferred stock issued and outstanding	16,223,252	860,520
Warrants to purchase common stock issued, outstanding and exercisable	23,223,252	8,178,184
Stock options issued, outstanding and exercisable	4,050	4,050
Shares on convertible promissory notes	68,316,337	10,776,616
	334,535,239	241,748,670

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

Media

Our no longer consolidated subsidiary RealBiz’s marketing and promotional services are provided to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the then-current month as well as deferred revenue liabilities representing the collected fee for services yet to be delivered.

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

Selling and Promotions Expense

Selling and promotions expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses. The goal of our advertising is to acquire new subscribers for our e-mail products, increase the traffic to our web sites, and increase brand awareness.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2015 and 2014, was $241,438 and $309,539, respectively.

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

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2015, the Company’s income tax returns for tax years ending February 28, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

Next 1 Interactive Inc. follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No current tax provision has been made in the accompanying statement of income (loss) because no taxes are due currently or were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See Note 17 for fair value measurements.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of $8,797 and a gain of $13,827 for the years ended February 28, 2015 and 2014 respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the years ended February 28, 2015 and 2014 the unrealized gain/loss on foreign currency translation adjustment was $120,151 gain and $85,766 loss respectively.

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of February 28, 2015 and 2014 - Canadian dollar $0.80019 to US $1.00 and Canadian dollar $.89810 to US $1.00, respectively

•	For the years ended February 28, 2015 and 2014 - Canadian dollar $0.90634 to US $1.00 and Canadian dollar $0.96840 to US $1.00

Recent Accounting Pronouncements

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $86,078,617, a working capital deficit of $12,811,302 at February 28, 2015, an operating loss for the year ended February 28, 2015 of $5,437,235 and cash used in operations during the year ended February 28, 2015 of $2,624,822. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Notes Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six (6%) percent promissory note. The entire principal balance of this note, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

Note 4 – Investment in Equity Instruments and Deconsolidation

Our investment in an unconsolidated affiliate consists of an investment in equity instruments of RealBiz Media Group, Inc. (“RealBiz”). On October 9, 2012, Next 1 and RealBiz Media Group, Inc., formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Next 1 (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. (“RealBiz”) which is the parent corporation of RealBiz360, Inc. RealBiz is a real estate media services company with a proprietary video processing technology that is used to provide virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). At February, 28 2015 Next 1 owned 56,776,656 shares of RealBiz Series A Preferred Stock, representing 37% ownership of RealBiz.

On October 31, 2014 (“Deconsolidation Date”), Next 1 and RealBiz deconsolidated their financial statements since the investment in RealBiz went below 50% majority ownership and Next 1 was deemed to no longer have control over RealBiz. Next 1’s proportional financial interest in RealBiz is reduced when shares of Next 1 Dual convertible preferred stock and Next 1 convertible debt are exchanged for RealBiz common shares. The financial statements as of February 28, 2015 include consolidated numbers including RealBiz through October 31, 2014. During the four months ended February 28, 2015, we recorded our allocated portions totaling $872,791 of RealBiz’s net loss of $2,017,039. Next 1 continues to own RealBiz Preferred Series A stock and although the two Companies share similar Officers, Board Directors and accounting staff, the companies are operating independently. Next 1 also licenses software code from RealBiz.

After November 1, 2014, we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from permanent adjustments to net estimated realizable value. Accordingly, we recorded our proportionate share of the investee’s net income or loss as “Loss on proportionate share of investment in unconsolidated affiliate” on the consolidated statements of operations.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have not recognized any impairment loss on investment in unconsolidated affiliate to date.

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

The following table represents the consolidated balance sheet of RealBiz Media Group, Inc. immediately prior to the Deconsolidation Date:

October 31, 2014

Cash	$20,066
Prepaid expenses, other current assets and security deposits	121,708
Property and equipment, net	45,778
Website development costs and intangible assets, net	3,701,144
Due from affiliates	131,086
Total Assets	$4,019,782

Accounts payable , accrued expenses and deferred revenue	$1,925,859
Derivative liabilities	305,220
Convertible promissory notes	60,000
Loans payable	170,000
Total current liabilities	2,461,079
Convertible notes payable, long term	2,605
Total Liabilities	2,463,684
Preferred stock	66,802
Subscription advances and stock subscription receivable	130,000
Common stock	84,980
Additional paid in capital	16,610,912
Accumulated other comprehensive income (loss)	40,042
Accumulated deficit	(15,376,638)
Total stockholders’ equity	1,556,098
Total Liabilities and Stockholders’ Equity	$4,019,782

For the year ended February 28, 2015, unaudited RealBiz Media Group, Inc. had current assets of approximately $1,100,000, total assets of approximately $4,100,000, current liabilities of approximately $2,800,000 and total liabilities of approximately $2,800,000. For the year ended February 28, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $1,100,000 and a net loss of approximately $5,000,000.

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

The following represents the calculation of the Gain on deconsolidation of RealBiz Media Group, Inc. from the consolidated financial statements of the Company:

	October 31, 2014
RealBiz Series A preferred shares retained by Next 1 at October 31, 2014 (convertible into RealBiz common shares on a 1 for 1 basis)		65,785,253
Quoted closing price of RealBiz Common Shares at October 31, 2014	X	$0.10
Fair value of equity method investment retained by Next 1		$6,578,525
Carrying value of Noncontrolling interest at October 31, 2014 – 71.5% of 1,556,098 (Realbiz stockholder’s equity at October 31, 2014)		1,112,610
Accumulated other comprehensive income of Next 1 based upon foreign currency transaction		120,151
Subtotal		7,811,286
Less carrying value of RealBiz equity at October 31, 2014		(1,556,098)
Gain on Deconsolidation		$6,255,188

Note 5 – Property and Equipment

At February 28, 2015, the Company’s property and equipment are as follows:

	February 28, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	1.7 Years	$22,881	$11,062	$11,819
Computer equipment - Nestbuilder website	2.4 Years	42,149	8,190	33,959
		65,030	19,252	45,778
Less: effects of deconsolidation of subsidiary		65,030	19,252	45,778
		$-0-	$-0-	$-0-

During the eight month period covering March 1, 2014 to October 31, 2014, the date of deconsolidation of our subsidiary, the Company recorded the purchase of $2,514 of computer equipment that was placed into service. Additionally, the Company placed into service $42,149 of computer equipment dedicated to the Nestbuilder website. All computer equipment is subject to depreciation using the straight line method over 3 year period.

At February 28, 2014, the Company’s property and equipment are as follows:

	February 28, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	2.3 Years	$20,367	$7,131	$13,236
Computer equipment - Nestbuilder website (not placed in service)		42,149	-0-	42,149
		$62,516	$7,131	$55,385

Note 5 – Property and Equipment (continued)

During the year ended February 28, 2014, the Company recorded the purchase of $42,149 of computer equipment which has not been placed into service and $20,367 of computer equipment placed into service. Any property and equipment previously recorded in prior fiscal years, was fully impaired and written off.

The Company has recorded $12,131 and $7,131 of depreciation expense for the years ended February 28, 2015 and 2014, respectively. There was no asset impairment recorded for the years ended February 28, 2015 and 2014.

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 28, 2015:

	February 28, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.3 years	$4,796,178	$2,754,696	$2,041,482
Website development costs	1.6 years	2,284,287	1,044,314	1,239,973
Website development costs (not placed in service)	3.0 years	181,730	-0-	181,730
Web platform/customer list - ReachFactor Acquisition	2.3 years	600,000	224,996	375,004
Software development (not placed in service)	3.0 years	52,190	-0-	52,190
		7,914,385	4,024,006	3,890,379
Less: effects of deconsolidation of subsidiary		6,975,675	3,274,531	3,701,144
		$938,710	$749,475	$189,235

Website development costs	1.0 years	$756,980	$744,427	$12,553
H & A Club Portal	2.9 years	181,730	5,048	176,682
		$938,710	$749,475	$189,235

During the eight month period covering March 1, 2014 to October 31, 2014, the date of deconsolidation of our subsidiary, the Company incurred expenditures of $434,007 for website development costs as a new development team was brought in to assess the quality of the Nestbuilder website. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2014. This is being done to ensure that the site works capably as the Company’s “revenue driver”. This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

During the year ended February 28, 2015, the Company incurred expenditures of $90,480 to develop a website portal to enhance access to travel related products. The port was placed in service on January 22, 2015 and is being amortized over a three year period.

On May 24, 2014, our subsidiary RealBiz entered into an Asset Purchase Agreement with ReachFactor, Inc. (“ReachFactor”) and its two principals, Suresh Srinivasan and Arun Srinivasan pursuant to which the Company acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000 in consideration of RBIZ’s issuance to ReachFactor of 2,000,000 shares of RBIZ’s common stock. The acquisition of the assets is subject to an unwind at the option of Suresh Srinivasan and Arun Srinivasan if on or prior to the date that is nine months after the closing of the Asset Purchase Agreement, the Company terminates the employment of either of Suresh Srinivasan and/ or Arun Srinivasan (each referred to as an “Executive”) without cause or either Executive terminates his employment for good reason. In the event of an unwind, the assets revert back to ReachFactor and the 2,000,000 shares of stock revert back to RBIZ. The purpose for this acquisition was for RealBiz to obtain ReachFactor’s intellectual property consisting of a web platform, along with ReachFactor’s customer relationships and to facilitate the addition of ReachFactor’s principals to the management of RealBiz. The unwind period expired and the transaction is complete.

Note 6 – Website Development Costs and Intangible Assets (continued)

The value of the common stock of RealBiz was based on the fair value of the stock at the closing date which was $0.15 per share and RBIZ capitalized $600,000 as intangible assets consisting of a web platform and a customer list, to be amortized over a three year period beginning June 1, 2014. The $600,000 included the capitalization of $300,000, related to the acquisition, representing the value of an additional 2,000,000 shares of RBIZ’s common stock that were issued on the acquisition date to an escrow account and is considered as part of the purchase price consideration. These additional shares are to be released to Suresh Srinivasan and Arun Srinivasan at the rate of 500,000 shares every three months. The transaction represents an asset acquisition that is accounted for as a business combination under ASC 805. On September 18, 2014, the Company received Suresh Srinivasan’s written resignation as the Chief Operating Officer of the Company effective September 30, 2014 and the outstanding 750,000 shares of RealBiz common stock, held in escrow, were returned on December 5, 2014. The Company recorded an impairment loss related to the remaining un-amortized cost of $125,000 representing Suresh’s interest in the ReachFactor intangible assets.

During the year ended February 28, 2015, the Company incurred expenditures of $60,110 for software development costs to develop a mobile app called “EZ FLIX” as a tool to assist users in converting still pictures to video. The Company capitalized internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers anticipated to be available in the fourth quarter of the current fiscal year. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 28, 2014:

	February 28, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing Agreement	2.1 years	$4,796,178	$1,913,256	$2,882,922
Website development costs	0.1 years	756,980	731,875	25,105
Website development costs (not placed in service)	3.0 years	1,173,300	-0-	1,173,300
		$6,726,458	$2,645,131	$4,081,327

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,499,988 and $1,418,391, for the years ended February 28, 2015 and 2014, respectively.

Note 7 – Accounts Payable and Accrued Expenses and Other Current Liabilities

For the years ended February 28, 2015 and 2014, accounts payable and accrued expenses consist of the following, respectively:

	2/28/15	2/28/14

Trade accounts payable	$1,277,957	$1,448,379
Accrued interest	1,054,631	603,695
Deferred salary	-0-	453,868
Accrued expenses - other	55,245	262,889
	$2,387,833	$2,768,831

For the year ended February 28, 2015, other current liabilities includes $92,500 of proceeds received in advance of issuance of equity securities.

Note 8 – Notes Payable

The following table sets forth the notes payable as of February 28, 2015 and 2014:

	Principal
	2/28/15	2/28/14
On September 6, 2011, the Company renegotiated a note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company was obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments was to be in cash and the remaining $600,000 was to be made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value.	$510,000	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year, matured in March 2011 and was payable in quarterly installments of $25,000.	137,942	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000.	25,000	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010.	30,000	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney’s fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note.	221,130	221,130
	924,072	924,072
Interest charged to operations relating to the above notes was $40,950 and $30,447, respectively for the years ended February 28, 2015 and 2014. The Company has accrued interest as of February 28, 2015 and 2014 of $239,623 and $198,673, respectively. The Company is in default of the above notes.

Notes and advances attributable to formerly consolidated subsidiary

RealBiz, received $35,000 in proceeds on April 29, 2013 and signed a 19% promissory note with a maturity date of May 15, 2014. The Company is obligated to make twelve equal payments of $3,225 beginning June 15, 2013. As of February 28, 2015, this note has been completely satisfied.	-0-	9,378

RealBiz, received $50,000 in proceeds on September 13, 2013 from a non-related third party investor in a non-interest bearing advance. It is anticipated that this loan will be converted into either a debt or equity instrument. During the years ended February 28, 2015, the Company made no payments towards the outstanding principal balance of this note.	-0-	50,000

RealBiz, incurred consulting fees in the amount of $120,000 on April 15, 2013 and recorded as a non-interest bearing advance from a non-related third party investor. It is anticipated that this loan will be converted into either a debt or equity instrument. As of the date of this report its status has remained unchanged. During the years ended February 28, 2015, the Company made no payments towards the outstanding principal balance of this note.	-0-	120,000
	$924,072	$1,103,450
Interest charged to operations relating to these notes was $298 and $3,407 respectively for the years ended February 28, 2015 and 2014.

Note 9 – Other Notes Payable

The following table sets forth the other notes payable as of February 28, 2015 and 2014:

	Principal
	2/28/15	2/28/14
Related parties:

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged this to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2014 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. The Company has made the following principal payments: $20,000 on August 15, 2013, $25,000 on October 1, 2013 and $25,000 on October 23, 2014, leaving a remaining principal balance of $50,000.	$50,000	$50,000

On February 28, 2015, an unrelated entity where a Company officer/director is president, executed a note assignment with one of the Company’s convertible promissory note holders in the amount of $30,000. For the years ended February 28, 2015, the Company made $30,000 of principal payments.	-0-	-0-

On January 23, 2014, the Company received $75,000 in proceeds from a related-party investor and issued a 6 % promissory note maturing on April 30, 2014. The Company issued 375,000 one (1) year warrants with an exercise price of $0.03 per share valued at $5,213 and charged this as interest expense to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.15%, dividend yield of -0-%, volatility factor of 354.79% and expected life of one (1) year. Two payments for $25k each were made in the month of October 2013, bring the remaining balance down to $25,000. On September 24, 2014, the Company settled the remaining principal balance of $25,000 plus accrued interest of $5,000 by having RealBiz Media Group, Inc. issue 11,000 shares of its new Series B Preferred stock and receiving $30,000 in proceeds in addition to the issuance of 1,100,000 NXOI (#442) warrants at an exercise price of $0.01 per share with a grant date of 9/24/14 and expiration date of 9/23/19, resulting in a loss of $10,588.	-0-	25,000

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a nine year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value.	70,000	70,000
	$120,000	$145,000
Interest charged to operations relating to these notes was $12,641 and $16,466 respectively for the years ended February 28, 2015 and 2014. The Company has accrued interest as of February 28, 2015 and 2014 of $42,561 and $34,920, respectively. The Company is in default of the above notes.

Note 10 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion was applied against a principal balance of $186,000 leaving a balance due of $18,000. The Company incurred no activity during the years ended February 28, 2015 and 2014. The remaining principal balance as of February 28, 2015 totaled $18,000.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company incurred no activity during the years ended February 28, 2015 and 2014. The remaining principal balance as of February 28, 2015 totaled $50,000.

Note 11 – Shareholder Loans

During the year ended February 28, 2015, the Company:

•	received no advances, made no conversions or payments against the principal balance.

The remaining balance as of February 28, 2015 totaled $379,000.

During the year ended February 28, 2014, the Company:

•	received $55,000 in proceeds for shareholder advances

•	converted $11,000 of previous advances into 220,000 shares of RealBiz Media Group, Inc. common stock, resulting in a loss on settlement of debt in the amount of $31,580

•	converted $110,000 of previous advances, simultaneously converting prior convertible promissory notes valued at $478,000 with accrued interest of $16,582 into two new convertible promissory notes of $554,582 and $50,000.

The remaining balance as of February 28, 2014 totaled $379,000.

Note 12 - Due to/from affiliates

During the normal course of business, the Company receives and/or makes advances for operating expenses or equity conversion to/from its unconsolidated affiliated Company, RealBiz Media Group, Inc. As of February 28, 2015, the Company owes $974,889 as a result of such transactions.

Note 13 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. Fixed conversion rates range from $0.10 to $100.00 per share. Variable conversion rates range at 50% of two (2) to ten (10) days of the average closing price. During years ended February 28, 2015 and 2014, the Company recognized interest expense of $86,433 and $465,885, respectively. The table below summarizes the convertible promissory notes as of February 28, 2015.

	February 28, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$7,450,386	$650,000	$8,100,386
Additions:
Proceeds received from note issuances	95,000	375,000	470,000
Fees	55,000	-0-	55,000
	150,000	375,000	525,000

Subtractions:
Conversion to common shares	7,000	-0-	7,000
Conversion to RealBiz common shares	525,000	-0-	525,000
Assigned to related party officer	30,000	-0-	30,000
	562,000	-0-	562,000
	7,038,386	1,025,000	8,063,386
Less: effects of deconsolidation of subsidiary	210,000	-0-	210,000
Ending balance	$6,828,386	$1,025,000	$7,853,686

Debt Discount
Beginning balance	$70,401	$-0-	$70,401
Additions:
Incurred during the year	150,000	375,000	525,000
Subtractions:
Amortized during the year	73,006	375,000	448,006
	147,395	-0-	147,395
Less: effects of deconsolidation of subsidiary	147,395	-0-	147,395
Ending balance	$-0-	$-0-	$-0-

Carrying Value
Total convertible promissory notes	$6,890,991	$1,025,000	$7,915,991
Less: effects of deconsolidation of subsidiary	62,605	-0-	62,605
Carrying value	$6,828,386	$1,025,000	$7,853,386
Principal past due and in default	$464,101	$-0-	$464,101

During the years ended February 28, 2015, the Company:

•	received $375,000 from a related party in proceeds and issued new convertible promissory notes. In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date(s) using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. The aforementioned accounting treatment resulted in a total debt discount equal to $375,000 during the years ended February 28, 2015. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts. During the years ended February 28, 2015 and 2014, the Company recorded debt discount amortization expense as interest expense in the amount of $444,316 and $26,804, respectively.

•	negotiated an assignment of $30,000 in principal owed to a note holder to a related party officer/director.

•	issued 700,000 shares of common stock upon conversion of $7,000 of principal held by a note holder.

•	executed a conversion of $305,000 of principal into 6,100,000 shares of RealBiz Media’s common stock.

Note 13 – Convertible Promissory Notes (continued)

	February 28, 2014
	Non Related Party	Related Party	Total
Principal
Beginning balance	$8,160,504	$650,000	$8,810,504
Additions:
Proceeds received from note issuances	-0-	-0-	-0-
Fees assessed	-0-	-0-	-0-
Penalties assessed	-0-	-0-	-0-
Accrued interest converted	-0-	-0-	-0-
Shareholder advances converted	-0-	-0-	-0-
Notes payable converted	-0-	-0-	-0-
Notes issued through debt consolidation	604,582	-0-	604,582
Debt modification	6,071,703	-0-	6,071,703
Assigned	440,000	-0-	440,000
	7,116,285	-0-	7,116,285

Subtractions:
Cash payments towards principal	120,500	-0-	120,500
Conversion to common stock	6,335	-0-	6,335
Conversion to preferred series A shares	-0-	-0-	-0-
Conversion to preferred series D shares	25,000	-0-	25,000
Conversion to RealBiz common shares	682,215	-0-	682,215
Cancelation of principal	-0-	-0-	-0-
Settlement of debt	65,027	-0-	65,027
Notes retired through debt consolidation	478,000	-0-	478,000
Notes retired through debt modification	6,009,326	-0-	6,009,326
Assigned	440,000	-0-	440,000
	7,826,403	-0-	7,826,403

Ending balance	$7,450,386	$650,000	$8,100,386

Debt Discount
Beginning balance	$29,471	$-0-	$29,471
Additions:
Incurred during the year	555,745	-0-	555,745

Subtractions:
Amortized during the year	514,815	-0-	514,815

Ending balance	$70,401	$-0-	$70,401

Carrying Value	$7,379,985	$650,000	$8,029,985
less: current portion	7,379,985	650,000	8,029,985
long term portion	$-0-	$-0-	$-0-

Principal past due	$494,101	$-0-	$494,101

During the year ended February 28, 2014, the Company:

•	converted $110,000 of shareholder advances (see footnote 11), simultaneously converting prior convertible promissory notes valued at $478,000 with accrued interest of $16,582 into two new convertible promissory notes of $554,582 and $50,000 with fixed conversion rates into NXOI or RBIZ shares with a maturity date of March 31, 2014. As required, the Company evaluated the beneficial conversion feature of the notes resulting in a debt discount of $554,582, amortizing this amount based on the terms of the notes using the straight line method. As a result, $485,266 was charged to operations as interest for these notes.

•	paid a total of $120,500 in principal against outstanding balances.

•	wrote off $54,763 of remaining principal according to the terms of a forbearance agreement, recognizing a gain of $54,763.

•	converted $6,335 of outstanding principal based on its original terms and issued 618,000 shares of its common stock.

•	induced a noteholder to convert $357,215 of outstanding principal and $65,487 of accrued interest into 977,732 shares of RealBiz Media's common stocked valued at $3,753,148 recognizing a loss of $3,287,866 .

•	converted $25,000 of outstanding principal, based on its original terms, plus $3,067 of accrued interest with a total value of $28,067 and issued 5,613 shares of Series D Preferred stock.

•	recognized amortization of debt discount during the year ending February 28, 2014 of $514,737 with a remaining expected life of one month.

•	recognized a loss on the change in fair value of derivatives for the year ending February 28, 2014 in the amount of $1,050,626 . The fair value of the derivative liability as of February 28, 2014 is $1,355,613. The Company determines the fair value of the embedded conversion option liability using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates from 0.04%, dividend yield of -0-%, volatility factor of 63.10% and expected life of one month.

Convertible debt modification - non related party

On February 24, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $6,012,526 in principal that is past due and $62,377 in accrued interest as of November 30, 2013. The agreement extended the maturity date of all the notes held by the lender to December 1, 2014 and allows the lender the right to extend the maturity date of each of the notes to December 1, 2015, provided that all quarterly interest payment are made by the due dates of January 15th, April 15th, July 15 and October 15th. Additionally, the agreement changed the conversion feature of each note held by the lender from the variable conversion rate based on market price to a fixed conversion rate of $0.50 per share. As part of the note amendment, the Company’s subsidiary, RealBiz, issued 12,000,000 one (1) year warrants with an exercise price of $0.50. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 “Debt Modification and Extinguishment” to calculate the difference between the present value of the new loan’s cash flows and the present value of the old loan’s remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the warrants was determined to be $4,809,308, the fair value of the new debt was determined to be $6,070,540 and the carrying amount of the old debt of principal and interest totaling $6,070,703 resulting in a total loss on the extinguishment of debt of $4,808,145. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, expected volatility of 324.34% with a one year life. The Company determined the fair value of the new debt by taking a weighted average of all the Company’s existing convertible promissory notes interest rate for a discount rate, calculating that rate to be approximately 7% and computed the present value of the new debt’s remaining cash flows. During the years ended February 28, 2015 and 2014, the Company recognized interest expense of $544,605 and $-0-, respectively.

On March 31, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $517,582 in principal that is currently due and $24,566 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to July 17, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan’s cash flows and the present value of the old loan’s remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to Topic ASC 470-60-55-10. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the years ended February 28, 2015 and 2014, the Company recognized interest expense of $26,769 and $-0-, respectively.

Convertible debt modification - related party

On October 28, 2014, the Company entered into another note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal and $210,920 in accrued interest, which was previously amended on July 14, 2014. The agreement extended the maturity date of all the notes held by the lender to October 31, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan’s cash flows and the present value of the old loan’s remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the years ended February 28, 2015 and 2014, the Company recognized interest expense of $80,314 and $-0-, respectively.

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $25,000 and accrued interest of $382, which was previously amended on July 14, 2014. The agreement extended the maturity date of the note held by the lender to October 31, 2015. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan’s cash flows and the present value of the old loan’s remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the years ended February 28, 2015 and 2014, the Company recognized interest expense of $1,845 and $-0-, respectively.

Note 13 – Convertible Promissory Notes (continued)

Convertible debt modification - related party (continued)

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $350,000 and accrued interest of $15,995, extending the maturity date of the note held by the lender to October 31, 2015 from October 31, 2014. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan’s cash flows and the present value of the old loan’s remaining cash flow and concluded that the results didn’t exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the years ended February 28, 2015 and 2014, the Company recognized interest expense of $15,316 and $-0-, respectively.

Convertible promissory note attributable to formerly consolidated subsidiary

During the years ended February 28, 2015, RealBiz Media Group, Inc.:

•	issued 1,366,666 shares, upon the noteholder’s request, to convert $205,000 in principal.

•	issued 100,000 shares, upon the noteholder’s request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

On October 20, 2014, the Company issued a two (2) year, 7.5% convertible promissory note maturing on October 19, 2014 with a non-related third party investor valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued 300,000 warrants to the holder with a two-year life and a relative fair value of approximately $14,760 to purchase shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.17 per share included as part of the debt discount. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The value of these warrants were charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means, the lower of the fixed conversion price of $0.20 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the lowest of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending and including the trading day immediately preceding the conversion date. As required, the Company evaluated the conversion feature of the note and determined that there was no beneficial conversion feature (“BCF”) and assigned a value of $80,240 as additional derivative liability expense. A total debt discount of $150,000 to be amortized to interest expense over the life of the note. Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard.  In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. Additionally, the Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The initial fair value of the embedded conversion option liability associated with the funds received on October 20, 2014, was valued using the Black-Scholes model, resulting in an initial fair value of $314,543 and recorded as a current liability. The assumptions used in the Black-Scholes option pricing model at the date the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 359.58%, (3) risk-free interest rate of 0.37%, and (4) expected life of 2.00 years. The value of the conversion option liability underlying the convertible promissory note at February 28, 2015 was $285,753 and the assumptions used in the Black-Scholes pricing model at February 28, 2015 are as follows: (1) dividend yield of 0%; (2) expected volatility of 357.70%, (3) risk-free interest rate of 0.47%, and (4) expected life of 2.00 years. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $28,790 during the years ended February 28, 2015, representing the change in fair value. The Company recognized a derivative liability expense of $234,303. Interest charged to operations relating to this note for the years ended February 28, 2015 and 2014 was amounted to $8,755 and $0 respectively.

Note 14 – Stockholders’ Deficit

Preferred stock

The aggregate number of shares of preferred stock that the Company is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.00001 per share (“the Preferred Stock”) with the exception of Series A Preferred shares having a $0.01 par value. The Preferred Stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company, elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing. Additionally, the holders of Series A Preferred Stock, may by written notice to the Company, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock. On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock. Furthermore, the amendment allows for conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock. On February 28, 2014, the Company’s Preferred Series A shareholders have agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to a fixed price of $0.01.

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock had certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock. However, the reset provision was removed thereby eliminating the derivative liability as of February 28, 2014. In accordance with ASC 815-40, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income or expense. The change in fair value of the Series A Preferred Stock derivative liability as of February 28, 2015 and 2014 resulted in non-operating income of $-0- and $42,881, respectively.

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

During the year ended February 28, 2015, the Company incurred no activity for Series A Preferred Stock.

During the year ended February 28, 2014, the Company:

•	converted 150,000 Series A preferred shares, held by a related party investor, into 30,000 shares of Series C Preferred Stock valued at $150,000.

Note 14 – Stockholders’ Deficit (continued)

Preferred stock (continued)

Series A Preferred Stock

Dividends in arrears on the outstanding preferred shares total $650,799 and $429,198 as of February 28, 2015 and 2014, respectively. The Company had 2,216,014 shares issued and outstanding as of February 28, 2015 and 2014.

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (“the Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at the stated value of $5 per share on a one for one basis into shares of RealBiz’s common stock at $0.05 per share.

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

During the years ended February 28, 2015, the Company:

•	received $320,000 in cash proceeds and issued 64,000 shares of Series B Preferred stock along with 4,000,000 five (5) year warrants with an exercise price of $0.01.

•	converted 87,700 shares of Series B Preferred stock valued at $438,500, or $5 per share, into 8,770,000 shares of common stock of RealBiz at the agreed upon conversion terms.

During the year ended February 28, 2014, the Company:

•	issued 53,600 shares of Series B Preferred Stock for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $268,000. The value of the Series B Preferred Stock was based on the fair value of the stock at the time of issuance.

•	converted 183,900 shares of Series B Preferred Stock valued at $919,500, or $5 per share, into 18,603,312 shares of common stock of our subsidiary RealBiz at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $469,852 and $332,422 as of February 28, 2015 and 2014, respectively. The Company had 262,200 and 285,900 shares issued and outstanding as of February 28, 2015 and 2014, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). The holders of Series C preferred stock may elect to convert all or any part of such holder’s shares into common stock at the stated value of $5 per share on a one for one basis or into shares of RealBiz’s common stock at $0.10 per share. On July 9, 2014, the Company filed an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5 to a new conversion price of $0.25 on the Company’s common stock.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Note 14 – Stockholders’ Deficit (continued)

Series C Preferred Stock (continued)

During the year ended February 28, 2015, the Company:

•	received $1,015,000 in cash proceeds and issued 205,000 shares of Series C Preferred stock along with 9,170,000 Next 1 Interactive, Inc. common stock warrants with an exercise price of $0.01 to $0.05 and terms of one to two years. Additionally, our subsidiary RealBiz issued to these investors 2,750,000 common stock warrants with an exercise price of $0.10 and term of one to two years.

•	issued 38,000 shares of Series C Preferred stock for consulting services rendered for a total value of $190,000. The value of the Series C Preferred shares was based on the contemporaneous cash sales of $5 per share.

•	converted 67,400 shares of Series C Preferred stock valued at $337,000 or $5 per share, into 3,370,000 shares of common stock of our subsidiary RealBiz at the agreed upon conversion terms.

During the year ended February 28, 2014, the Company:

•	converted 150,000 shares of Series A Preferred Stock into 36,000 shares of Series C Preferred Stock valued at $150,000. Simultaneously, converting the same 36,000 shares of Series C Preferred Stock into 1,500,000 shares of RealBiz Media’s common stock at a value of $150,000.

•	issued 6,000 shares of its Series C Preferred stock as part of an employment agreement with an executive valued at $30,000.

Dividends in arrears on the outstanding preferred shares total $70,873 and $25,614 as of February 28, 2015 and 2014, respectively. The Company had 217,600 and 42,000 shares issued and outstanding as of February 28, 2015 and 2014, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). The holders of Series D preferred stock may elect to convert all or any part of such holder’s shares into common stock at the stated value of $5 per share on a one for one basis or into shares of RealBiz common stock at $0.15 per share. On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25.

On October 2, 2012, the Company issued 380,000 shares of Series D Preferred stock as part of the October 2, 2012 exchange of securities agreement between the Company and Acknew Investments, Inc, a holder of Class A common shares of RealBiz Holdings, Inc., which contained a “ratchet provision”: If, at any time while Acknew is a holder of Series D Stock and the Retirement Obligation remains not fully satisfied, the Corporation sells or issues any common stock of the Corporation (“the Common Stock”) at an effective prices per share that is lower than the then-effective Corporation Conversion Price (any such issuance being referred to as a “Dilutive Issuance”), then the Corporation Conversion Prices for the Series D Stock held by Acknew shall be reduced to equal the product obtained by multiplying (1) the the-effective Corporation Conversion Price by (2) a fraction, the numerator of which will be the sum of the number of total common shares outstanding, as defined below, immediately prior to the Dilutive Issuance plus the number of shares of Common Stock which the aggregate consideration received by the Corporation in the Dilutive Issuance would purchase at the then-effective Corporation Conversion Price; and the denominator of which shale be the number of Total Common Shares Outstanding immediately after the Dilutive Issuance.

Note 14 – Stockholders’ Deficit (continued)

Series D Preferred Stock (continued)

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities, and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

During the years ended February 28, 2015, the Company:

•	entered a settlement agreement on January 16, 2015, with an accounts payable vendor by issuing 13,000 shares of Series D Preferred stock valued at $65,000 in satisfaction of outstanding debt totaling $127,928, resulting in an overall gain on settlement of debt in the amount of $62,928. Of the total settlement of the outstanding debt, $8,000 belongs to our subsidiary RealBiz which recognized a gain on settlement of $3,776 on its records, leaving $119,928 of outstanding debt settled and $59,152 of gain on settlement recorded by the Company in other income.

•	issued 60,000 shares of Series D Preferred stock to a director valued at contemporaneous cash sales of $5 per share totaling $300,000.

•	converted 94,720 shares of Series D Preferred stock valued at $473,600, or $5 per share, upon investor request, into 1,320,535 common shares of RealBiz at the agreed upon conversion terms.

During the year ended February 28, 2014, the Company:

•	received $105,000 in cash proceeds from prior year subscription agreements and issued 20,000 shares of Series D Preferred Stock, 200,000 one (1) year warrants with an exercise price of $0.03.

•	received $1,150,785 in cash proceeds net of $215 of bank charges and issued 230,200 shares of Series D Preferred Stock and 2,141,000 one year warrants with exercise price of $0.03 to $0.10 with a total value of $1,151,000.

•	issued 42,500 shares of Series D Preferred Stock valued at $212,500 to its employees as stock compensation and issued 5,250 shares of Series D Preferred Stock valued at $26,250 to employees of its subsidiary RealBiz Media Group, Inc. as stock compensation. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance.

•	issued 25,100 shares of Series D Preferred Stock and 50,000 one-year warrants with an exercise price of $0.03 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $126,187. The value of the preferred stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.16%, dividend yield of -0-%, volatility factor of 344.89% and expected life of one year.

•	issued 5,613 shares of Series D Preferred Stock valued at $28,067 for the conversion of promissory notes.

•	converted 598,220 shares of Series D Preferred Stock valued at $2,991,998, or $5 per share, upon investors’ request, into 19,726,730 shares of RealBiz Media’s common stock valued at the agreed upon conversion terms.

•	retired 2,000 shares of Series D Preferred Stock valued at $6,000.

Dividends in arrears on the outstanding preferred shares total $1,200,820 and $763,378 as of February 28, 2015 and 2014, respectively. The Company had 838,800 and 860,520 shares issued and outstanding as of February 28, 2015 and 2014, respectively.

Note 14 – Stockholders’ Deficit (continued)

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

During the year ended February 28, 2015, the Company:

•	received cash proceeds of $83,988 and issued 1,338,067 shares of common stock.

•	received $51,781 in cash proceeds upon the exercise of 1,441,000 common stock warrants and issued 1,441,000 shares of common stock.

•	issued 50,000 shares of its common stock valued at $3,000 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	issued 700,000 shares of common stock in a partial conversion of a convertible promissory note valued at $7,000.

•	recognized and measured the embedded beneficial conversion feature present in various convertible promissory notes by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital in the amount of $375,000. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

•	modified certain warrants by renewing warrants that expired or extending their due dates. The effects of these modifications were analyzed according to ASC Topic 718-20-35-3 and the Company recorded a warrant modification expense of $17,202.

During the year ended February 28, 2014, the Company:

•	issued 1,361,750 common shares valued at fair market value on date of issuance totaling $129,050 and received $80,515 in proceeds net of $155, leaving a subscription receivable of $48,380 collected in March 2014.

•	issued 334,500 common shares upon the exercise of 334,500 outstanding warrants and received $15,950 in proceeds.

•	During the year ended February 28, 2014, the Company issued 1,562,088 shares of common stock and 1,182,000 one (1) year warrants with an exercise price between $.03 and $0.10 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital, valued at $108,257. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate between 0.08% and 0.14%, dividend yield of -0-%, volatility factor between of 191.20% and 619.66% and expected life of one year.

•	issued 618,000 shares of common stock in a partial conversion of a convertible promissory note valued at $6,335.

•	125,000 warrants, with an exercise prices at par value, were exercised and 125,000 common shares were issued.

•	issued 600,000 shares of Common Stock valued at $19,800 to its employees as stock compensation. The value of the common stock issued was based on the closing price as quoted on the NASDAQ at the time of issuance.

•	perpetuated an agreement consolidating a prior convertible promissory note valued at $478,000 with accrued interest of 16,582 and shareholder advance from same lender in the amount of $110,000 with a total value of $604,582. The total value of $604,582 was split between two convertible promissory notes in the amounts of $554,582 and $50,000 with fixed conversion rates into NXOI or RBIZ shares with a maturity date of March 31, 2014. The Company valuated the beneficial conversion feature of new convertible promissory note notes resulting in a debt discount of $554,582 recorded as a debt discount with a corresponding increase in additional paid in capital.

The Company had 21,108,347 and 17,579,280 shares issued and outstanding as of February 28, 2015 and 2014, respectively.

Common Stock Warrants

The following table sets forth common share purchase warrants outstanding as of February 28, 2015 and 2014:

		Weighted
		Average
	Warrants	Exercise
Outstanding, February 29, 2013	6,495,778	$3.71
Warrants granted	3,968,000	$0.05
Warrants exercised/forfeited/expired	(2,285,594)	$(6.00)
Outstanding, February 28, 2014	8,178,184	$1.23
Warrants granted	22,822,552	$0.03
Warrants exercised/forfeited/expired	(7,777,484)	$(1.00)
Outstanding, February 28, 2015	23,223,252	$0.12

Common stock issuable upon exercise of warrants	23,223,252	$0.12

Note 14 – Stockholders’ Deficit (continued)

Common Stock Warrants (continued)

				Common Stock Issuable
	Common Stock Issuable Upon Exercise of			Upon Warrants
	Warrants Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	February 28,	Contractual	Exercise	February 28,	Exercise
Prices	2015	Life (Years)	Price	2015	Price
$0.01	14,258,000	2.87	$0.01	14,258,000	$0.01
$0.05	8,530,552	0.54	$0.05	8,530,552	$0.05
$0.10	400,000	0.51	$0.10	400,000	$0.10
$25.00	2,600	0.75	$25.00	2,600	$25.00
$125.00	550	1.82	$125.00	550	$125.00
$250.00	2,200	0.80	$250.00	2,200	$250.00
$375.00	200	0.79	$375.00	200	$375.00
$500.00	1,600	0.65	$500.00	1,600	$500.00
$1,000.00	550	1.40	$1000.00	550	$1000.00
	23,223,252	1.97	$0.12	23,223,252	$0.12

At February 28, 2015, there were 23,223,252 warrants outstanding with a weighted average exercise price of $0.12 and weighted average life of 1.97 years. During the year ended February 28, 2015, the Company granted 6,885,892 warrants for RealBiz common stock subscriptions, 66,660 warrants for consulting fees incurred on the behalf of RealBiz, 9,170,000 warrants for the issuance of the Company’s Series C Preferred shares, 5,000,000 warrants issued for the issuance of the Company’s Series B Preferred shares, 1,100,000 warrants issued for the settlement of the Company’s related party notes payable, 150,000 warrants issued for the issuance of RealBiz Series B Preferred shares and 450,000 warrants issued for the issuance of a promissory note; 1,441,000 were exercised; 1,007,000 were cancelled; and 5,329,484 expired. As of February 28, 2015 and 2014, the warrants have an intrinsic value of $-0-.

Common Stock Options

On October 28, 2009, the shareholders approved the Next 1 Interactive, Inc. 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting. Under the 2009 Plan, 9,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. Management is evaluating creating a new Long-Term Incentive Plan to replace this Plan.

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

Transactions concerning stock options pursuant to our stock option plans are summarized as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, February 29, 2013	4,050	$7.25	$0.000

Stock options granted	-0-	$-0-

Stock options exercised/forfeited	-0-	$-0-

Outstanding, February 28, 2014	4,050	$7.25	$0.000

Stock options granted	-0-	$-0-

Stock options exercised/forfeited	-0-	$-0-

Outstanding, February 28, 2015	4,050	$7.25	$0.000

Options exercisable at end of period	4,050

Weighted-average fair value of options granted during the period		$7.25

	Common Stock Issuable Upon Exercise of Options Outstanding			Common Stock Issuable Upon Options Exercisable
Range of Exercise Prices	Options Outstanding at 2/28/15	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Prices	Options Exercisable at 2/28/15	Weighted Average Exercise Price

$7.25	4,050	6.60	$7.25	4,050	$7.25

At February 28, 2015, there were 4,050 options outstanding with a weighted average exercise price of $7.25 and weighted average life of 6.60 years. During the years ended February 28, 2015, no options were granted or exercised.

Compensation expense relating to stock options granted during the years ended February 28, 2015 and 2014, was $-0- .

Note 14 – Stockholders’ Deficit (continued)

Our former subsidiary, RealBiz Media Group, Inc.

During the eight month period covering March 1, 2014 to October 31, 2014, the date of deconsolidation of our subsidiary, there was a significant increase in the non-controlling interest due to the following stock issuances in our subsidiary:

•	issued 6,115,490 shares and 2,614,611 one (1) year warrants with exercise price between $0.10 and $1.25 and received $1,070,788 in proceeds.

•	issued 630,000 shares of common stock upon exercise of 630,000 common stock warrants and received $113,400 in proceeds.

•	issued 1,896,459 shares and 9,600 one (1) year common stock warrants with an exercise of $0.01 in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital valued at $320,878. The value of the common stock was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black Scholes option pricing model with the following assumptions: risk free interest rate 0.13%, dividend yield of -0-%, volatility factor of 326.14% and expected life of one (1) year.

•	issued 6,870,000 shares of its common stock valued at $738,250 upon the conversion of the holders of Next 1 dual convertible Series B preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series B preferred shares

•	issued 1,300,000 shares of its common stock valued at $738,250 upon the conversion of the holders of Next 1 dual convertible Series C preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series C preferred shares.

•	issued 1,120,555 shares of its common stock valued at $290,725 upon the conversion of the holders of Next 1 dual convertible Series D preferred shares held in its parent company Next 1 Interactive, Inc. These common shares were valued at the carrying value of the converted parent company Series D preferred shares

•	issued 3,100,000 shares of common stock upon conversion of Next 1 Interactive, Inc. convertible promissory notes valued at $155,000.

•	issued 1,466,666 shares of common stock upon conversion of convertible promissory notes valued at $220,000.

•	On May 24, 2014, RealBiz issued 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. This was part of the ReachFactor Asset Purchase Agreement. The value of the common stock was based on the fair value of the stock at the time of issuance.

•	On May 24, 2014, RealBiz issued 2,000,000 shares of common stock upon execution of an Asset Purchase Agreement with ReachFactor, Inc. pursuant to which RealBiz acquired substantially all of the assets of ReachFactor and the Company assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock at the time of issuance and totaled $300,000.

•	On May 5, 2014, the RealBiz’s board of directors authorized a special warrant exercise pricing available to warrant holders of record as of May 5, 2014. The Board agreed to reduce the pricing on the warrants to $0.18 from their current level of $1.00 to $1.25 for the month of May 2014 only. The Company evaluated the incremental value of the modified warrants, as compared to the original warrant value and concluding that modification expense incurred was immaterial and the modification expense not recorded.

•	All of the conversions of Next 1 Interactive, Inc. securities were accounted for as contributed capital.

•	issued 25,990,238 Series A Preferred Shares to Next 1 Interactive, Inc., based upon the “top up” provision in the certificates of designations, valued at $5,196,720 and approved by the Board of Directors on May 15, 2014. The value was calculated based upon the closing price of the RealBiz’s common stock on May 15, 2014 of $0.20 per common share.

•	retired 53,198,347 Series Preferred Series A shares, at the cost of $1,287,082, based upon the original securities and purchase agreement of October 2012 and retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz common shares issued for conversion from Next 1 Interactive, Inc. preferred stock and convertible promissory notes.

Note 14 – Stockholders’ Deficit (continued)

Our subsidiary, RealBiz Media Group, Inc. (continued)

•	On October 20, 2014, the Company issued a two (2) year, 7.5% convertible promissory note maturing on October 19, 2014 with a non-related third party investor valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued 300,000 warrants to the holder with a two-year life and a relative fair value of approximately $14,760 to purchase shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.17 per share included as part of the debt discount and included in stockholders’ equity. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years.

During the year ended February 28, 2014, there was a significant increase in the non-controlling interest due to the following issuances in our subsidiary:

•	issued 7,871,333 shares of common stock and 7,856,333 half year and one year warrants with an exercise price of $1.00 to $1.25 were issued to recipients for proceeds valued at $3,965,500.

•	210,000 warrants were exercised and 210,000 shares of common stock were issued for proceeds valued at $210,000.

•	issued 30,000 shares of common stock were issued for proceeds of $15,000 collected by Next 1 Interactive, Inc.

•	issued 5,000 shares valued at $5,000

•	issued 916,450 shares of common stock and 954,682 1 year warrants with an exercise price of $1.00 to $1.25 were issued to recipients for consulting services valued at $1,321,025. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10% to 0.35%, dividend yield of -0-%, volatility factor of 177.07% to 396.42% and expected life of one year.

•	5,990,238 shares of common stock were issued upon conversion of Series A preferred stock valued at $299,512.

•	common shares issued for the conversion of Next 1 Interactive, Inc. Preferred stock:

Series	Shares	Value
B	18,603,312	$951,500

C	1,500,000	$150,000

D	19,726,730	$2,959,998

•	issued 977,732 shares of common stock for the conversion of Next 1 Interactive, Inc. convertible promissory notes valued at $3,753,148.

•	issued 100,000 shares of common stock to Company executives for website development costs valued at $100,000.

•	issued 2,166,666 shares of common stock for conversion of promissory notes valued at $325,000

•	the Company evaluated the beneficial conversion feature of new convertible promissory note notes resulting in a debt discount of $440,000

•	issued 12,000,000 warrants to a convertible promissory note holder of Next 1 Interactive, Inc. as part of a debt modification agreement valued at $4,809,308

•	accrued but unpaid preferred stock dividends payable on the outstanding preferred Series A shares as of February 28, 2014 amounted to $470,120 and was offset by $453,426 of Next 1’s accrued but unpaid preferred stock dividends receivable on its investment of RealBiz’s Preferred Series A shares, resulting in a net preferred stock dividend of $16,694.

Note 15 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through November 30th, 2015. The rent for the twelve months ended February 28, 2015 and 2014 was $139,623 and $135,233 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

Our future minimum rental payments through February 28, 2016 is $147,273 consisting of rent expenditure of $109,023 offset by our tenant contribution of $38,250.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2018
			and
	FY2016	FY2017	thereafter	Totals
Leases	$113,145	$3,091	$-0-	$116,236
Information technology consultants	176,766	176,766	353,532	707,064
Other	220,149	178,016	334,032	732,197
Totals	$510,060	$357,873	$687,564	$1,555,497

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

There is currently a case pending whereby the Company’s Chief Executive Officer (the “Defendant”) is being sued for allegedly breaching a contract, which he signed in his role as the CEO of the Company’s wholly owned subsidiary Extraordinary Vacations Group, Inc. (“Extraordinary Vacations”). The case is being strongly contested. The Defendant filed a motion to dismiss plaintiff’s amended complaint with prejudice and such motion has been argued before the judge in the case. The Company is currently awaiting the judge’s ruling at this time.

The Company is a defendant in a lawsuit filed by Twelfth Child Entertainment in the Circuit Court for Palm Beach, Florida alleging that Next 1 owes 11,000 shares of Series D Preferred stock for a License Agreement. The case has been resolved in arbitration and the Twelfth Child was granted an arbitration award of approximately $80,000.  However, the Company is continuing to negotiate a settlement that would set aside this award.

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

Note 16 – Segment Reporting (continued)

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

The tables below present information about reportable segments for the years ended February 28, 2015 and February 28, 2014:

	2015	2014
Revenues:
Media	$765,964	$1,098,377
Travel	327,492	464,998
Segment revenues	$1,093,456	$1,563,375

Operating expense:
Media	$4,266,703	$4,568,472
Travel	1,824,235	1,933,765
Segment expense	$6,090,938	$6,502,237

Net income (loss):
Media	$(3,500,739)	$(3,470,094)
Travel	(1,496,743)	(1,468,767
Segment net loss	$(4,997,482)	$(4,938,861)

Segment assets:
Media	$512,012	$4,434,112
Travel	-0-	10,406
Segment total	512,012	4,444,518
Corporate	6,587,321	48,380
Segment total	$7,099,333	$4,492,898

The Company did not generate any revenue outside the United States for the years ended February 28, 2015 and 2014 and did not have any assets located outside the United States.

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

Note 17 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as of February 28, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	February 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded conversion option in convertible promissory note	$287,149	$-0-	$-0-	$287,149
Total	$287,149	$-0-	$-0-	$287,149

The following table sets forth a summary of changes in fair value of our derivative liabilities for the years ended February 28, 2015 and:

	2/28/15	2/28/14
Beginning balance	$1,355,613	$403,587
Fair value of embedded conversion feature of:
Fair value above debt discount at issue date	80,240	-0-
Derivative liability expense at issue date	234,303	-0-
Change in fair value of embedded conversion feature of:

Preferred Series securities included in earnings	-0-	(98,600)

Gain on change in fair value of derivatives	(1,077,787)	1,050,626
	592,369	1,355,613
Less: effect of deconsolidation of subsidiary	305,220	-0-

Ending balance	$287,149	$1,355,613

The Company  has six (6) convertible promissory notes out of eighteen (18) that include embedded conversion options creating a derivative liability of $287,149 at February 28, 2015.

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

Note 18 – Income Taxes (continued)

The provision for income taxes consists of the following components for the years ended February 28, 2015 and 2014 are as follows:

	2015	2014
Current	$-	$-
Deferred	-	-
	$-	$-

The components of deferred income tax assets and liabilities for the years ended February 28, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carry-forwards	$18,505,000	$19,265,000
Equity based compensation	4,329,000	4,129,000
Total deferred assets	22,834,000	23,394,000
Amortization and impairment of intangibles	(796,000)	(1,110,000)
Valuation allowance	(22,038,000)	(22,284,000)
	$-	$-

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2015 and 2014 were computed by applying the federal and state statutory corporate tax rates as follows:

	2015	2014
Statutory Federal income tax rate	-35%	-35%
State taxes, net of Federal	-4%	-4%
Permanent difference	-995%	21%
Change in valuation allowance	1,034%	18%
	0%	0%

The valuation allowance has decreased by $239,000 in fiscal year end 2015 primarily as a result of a "true up" of prior year N.O.L. and the Deconsolidation of a subsidiary.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2015 is approximately $47.4 million expiring between 2025 and 2035. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets.  Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets net of deferred tax liabilities of $786,000.  The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

At the adoption date the Company applied ASC 740 to all tax positions for which the statue of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 29, 2015.

Note 19 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended February 28, 2015:
Basic earnings	$1,546,459	20,535,379	$0.08
Interest expense from convertible debt	574,046		—
Effect of dilutive securities	—	324,731,862	—
Dilutive earnings	$2,120,505	345,267,241	$0.01
For the year ended February 28, 2014:
Basic loss	$(16,431,214)	13,977,561	$(1.18)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(16,431,214)	13,977,561	$(1.18)

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

Note 20 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

From March 2015 through June 2015, the Company:

•	received $10,000 in proceeds and issued 2,000 shares of Series C Preferred stock and 100,000 one year common stock warrants with an exercise price of $0.05.

•	received $75,000 in proceeds and issued 100,000 shares of Series D Preferred stock.

•	received $115,000 in proceeds and issued 4,600,000 shares of common stock and 4,600,000 one year common stock warrants with an exercise price of $0.025.

•	in connection with a Note modification and interest owed, $3,100,000 of promissory notes were converted into 6,200,000 shares of common stock at $0.05. The Company also issued 1,500,000 one year warrants with an exercise price of $0.01 and 24,800,000 shares of common stock valued at $0.03. The company also issued 15,000 shares of Series B Preferred stock at $5.

•	there were $15,000 of a promissory note converted into 1,500,000 shares of common stock at $0.01 at the contractual rate.

•	there were 13,000 shares of Preferred C stock, valued at $65,000, and 300,000 one year warrants with an exercise price of $0.01 issued for consulting services.

•	there were 60,000 shares of Preferred D stock, valued at $300,000, issued per the Asset Purchase Agreement purchasing Stingy Travel, Inc., a travel website.

•	converted 331,403 shares of Series A preferred stock, 11,000 shares of RealBiz Series B preferred stock, and $55,000 of Notes, Shareholder Loans and interest, for 5,514,030 shares of RealBiz common stock.

On April 20, 2015, Next 1 and Jasper Group Holdings, Inc. finalized a Joint Venture Agreement to create a new Company called Name Your Fee, LLC to utilize the Next 1 technology in the Employment Industry. Next 1 Interactive, Inc. will have a 51% interest in NameYourFee.com website’s technology and staff as part of an ongoing partnership with the Jasper Group. The Company will split profits of the venture.

On April 28, 2015, the Company and RealBiz entered into a Services Agreement whereby RealBiz agreed to provide the following services to the Company: processing of pictures to videos; processing of Ez Flix videos for the employment search industry, and other services as may be requested from time to time (the “Services”). The Company is to receive favored nation pricing for the services and the Company agreed to make a prepayment of $75,000 in cash and the balance in forgiveness of debt as a set up of the Services with additional fees paid to RealBiz as approved by the Company.  RealBiz agreed to grant to the Company a non-exclusive, irrevocable, royalty free license to use, copy and modify any elements of the materials used to provide the Services not specifically created for the Company as part of the Services. The Services Agreement is effective beginning on April 28, 2015 and shall continue, unless terminated unless either party gives 90 days notice of termination or unless an event as described below occurs.  Either party may terminate the agreement upon notice in writing if: the other is in breach of any material obligation contained in the agreement, which is not remedied (if the same is capable of being remedied) within 30 days of written notice from the other party so to do; or a voluntary arrangement is approved, a bankruptcy or an administration order is made or a receiver or administrative receiver is appointed over any of the other party’s assets or an undertaking or a resolution or petition to wind up the other Party is passed or presented (other than for the purposes of amalgamation or reconstruction) or any analogous procedure in the country of incorporation of either party or if any circumstances arise which entitle the Court or a creditor to appoint a receiver, administrative receiver or administrator or to present a winding-up petition or make a winding-up order in respect of the other party.

On April 28, 2015, the Company and RealBiz entered into a Code Purchase Agreement whereby RealBiz agreed to sell to the Company a copy of the code (the “Code”) for the Ez Flix desktop and mobile application software currently used for real estate agents (the “Software”) and all future modifications thereof and granted the Company a perpetual right (the “Code Purchase Perpetual Right”) to use the Code and Software for commercial exploitation in the Industry (as defined below), and to obtain certain other rights as set forth therein. Industry means travel related services, employment search related and any other solution or product that competes or is competitive to a software solution or product that the Company now provides or hereafter may provide. Industry shall specifically exclude real estate, real estate marketing to real estate brokers and real estate marketing to real estate agents or any other industry in which RealBiz hereafter may provide a software solution.

The Code Purchase Perpetual Right grants the Company the right to commercially exploit the Code in any manner in the Industry so long as its use is not in competition with RealBiz areas of business interest, including but not limited to the real estate industry and that it is an integrated product of the Company or to an existing customer of the Company utilizing a product of the Company, including but not limited to the right (a) to use, market, license, distribute for commercial exploitation; (b) to use the Code to assist Next 1 in connection with licensing and; and (c) to make modifications to the Code as set forth in the agreement.

In consideration of the rights granted to the Company under the Code Purchase Agreement, the Company agreed to pay RealBiz $100,000 payable in one or a combination of the following forms:  (a) forgiveness of debt due to the Company by RealBiz; and (b) offset of distributions due to the Company by RealBiz. The method of payment will be agreed upon by both parties. In addition, the Company agreed to pay an annual software maintenance fee of $20,000 and a source code access fee for major enhancements. The Code Purchase Agreement commenced on April 28, 2015 and shall continue in perpetuity unless the agreement is rightfully terminated by either party.  Either party may terminate the agreement if (a) the other party materially breaches any representation, warranty or covenant of such party in the agreement or the related rights agreement, which breach is not cured within thirty (30) days of the receipt of written notice of breach specifically identifying the breach on which termination is based, or (b) upon receipt of notice in the event of the insolvency, bankruptcy, or inability of the other party to pay debts as and when due, or an assignment for the benefit of creditors, or the appointment of a receiver for all or a substantial part of the other party’s business or property, or an attachment of any assets lasting more than sixty (60) days or the other party ceases to conduct its business operations in the ordinary course of business.

On April 28, 2015, the Company and RealBiz 360, Inc. entered into a License Agreement whereby Realbiz 360, Inc. agreed to (a) sell to the Company a copy of the code for video processing software currently used for real estate agents for commercial exploitation in the Industry (which includes future modifications thereto); and (b) grant to the Company, an irrevocable, worldwide, perpetual right and license to forever retain and use the code for commercial exploitation by the Company without restriction in the Industry (such rights to forever retain, use and commercially exploit the Code shall be referred to as the “License Agreement Perpetual Right”). The License Agreement Perpetual Right grants the Company the right to commercially exploit the code in any manner in the Industry so long as it is an integrated product of the Company or to an existing customer of the Company or solution including but not limited to the right (a) to use, market, license, distribute for commercial exploitation; (b) to use the code to assist the Company in connection with licensing and; and (c) to make modifications to the code as set forth in the agreement.

In consideration of the License Agreement Perpetual Right and the other rights granted to the Company, the Company shall pay RealBiz $500,000 payable in one or a combination of the following forms: (a) forgiveness of debt due to the Company by RealBiz; and (b) offset of distributions due to the Company by RealBiz. The method of payment shall be agreed upon by both parties. In addition, at any time after the execution of this agreement, the Company has the right to purchase the code, all modifications currently in production, and all work-in-process modifications for the purchase price of one dollar ($1.00) should any of the qualifying events listed in the License Agreement occur.  This right shall remain in effect for five years (5 years) from the execution date of the agreement.

The License Agreement commence on April 28, 2015 and shall continue in perpetuity unless this agreement is rightfully terminated by either party.  Either party may terminate the agreement if (a) the other party materially breaches any representation, warranty or covenant of such party in the agreement or related rights agreement which breach is not cured within thirty (30) days of the receipt of written notice of breach specifically identifying the breach on which termination is based, or (b) upon receipt of notice in the event of the insolvency, bankruptcy, or inability of the other party to pay debts as and when due, or an assignment for the benefit of creditors, or the appointment of a receiver for all or a substantial part of the other party’s business or property, or an attachment of any assets lasting more than sixty (60) days or the other party ceases to conduct its business operations in the ordinary course of business.

On May 12, 2015, Next 1 and Launch 360 Media, Inc entered into an Acquisition Agreement and a Joint Marketing Agreement whereby Next 1 agreed to sell its assets in the R&R Television Network to Launch 360 Media, Inc. in exchange for a 10% minority interest in Launch 360 Media, Inc., with the remaining 90% retained and owned by Cherokee Black Entertainment, Inc. Additionally Next 1 will receive the rights to limited daily advertising time to promote its Travel, Real Estate and Employment platforms to Launch 360’s viewing audience.

