Form 10-Q
period 2015-05-31
Monaker Group, Inc.
filed 2015-08-07
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 000-52669

MONAKER GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or formation)	Identification Number)

2690 Weston Road, Suite 200

Weston, FL 33331

(Address of principal executive offices)

(954) 888-9779

(Registrant’s telephone number)

NEXT 1 INTERACTIVE, INC.

(Former name or former address, if changed since last report)

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

As of August 4, 2015, there were 1,534,678 shares outstanding of the registrant’s common stock.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31,	February 28,
	2015	2015
	(Unaudited)
Assets
Current Assets
Cash	$96,778	$226,412
Note receivable	15,000	15,000
Prepaid expenses and other current assets	132,030	81,365
Total current assets	243,808	322,777

Investments	5,243,566	5,705,734
Dividends receivable	881,587	881,587
Website development costs and intangible assets, net	1,076,345	189,235
Total assets	$7,445,306	$7,099,333

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,617,539	$2,387,833
Other current liabilities	132,378	139,750
Due to affiliates	935,408	974,889
Derivative liabilities - convertible promissory notes	320,410	287,149
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	721,683	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	1,025,000
Other advances	125,000	68,000
Other notes payable	120,000	120,000
Shareholder loans	379,000	379,000
Notes payable	924,072	924,072
Total current liabilities	7,300,490	13,134,079

Convertible notes payable - long term, net of discount of $-0- and $-0-, respectively	2,971,703	-

Total liabilities	10,272,193	13,134,079

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,884,611 and 2,216,014 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	18,846	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 262,200 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 221,000 and 217,600 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	2	2
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 982,800 and 838,800 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	10	8
Common stock, $.00001 par value; 500,000,000 shares authorized; 1,199,667 and 422,167 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	12	4
Additional paid-in-capital	85,481,426	80,026,694
Stock subscription receivable	(5,000)	(5,000)
	85,495,299	80,043,871
Accumulated deficit	(88,802,578)	(86,078,617)
Total Monaker Group, Inc. stockholders' deficit	(3,307,279)	(6,034,746)
Noncontrolling interest	480,392	-
Total stockholders' deficit	(2,826,887)	(6,034,746)
Total liabilities and stockholders' deficit	$7,445,306	$7,099,333

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

For the three months ended

	May 31,	May 31,
	2015	2014

Revenues
Travel and commission revenues	$336,093	$90,156
Real estate media revenue	-	254,801
Total revenues	336,093	344,957

Operating expenses
Cost of revenues	72,394	61,623
Technology and development	18,282	347,475
Salaries and benefits	288,478	581,871
Selling and promotions expense	116	129,903
General and administrative	248,049	804,971
Total operating expenses	627,319	1,925,843

Operating loss	(291,226)	(1,580,886)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(1,831,226)	(241,535)
Loss on conversion of debt	(224,000)	-
Gain (loss) on change in fair value of derivatives	(33,261)	1,115,797
Loss from proportionate share of investment in unconsolidated affiliate	(343,431)	-
Other income (expense)	(817)	160,336
Total other income (expense)	(2,432,735)	1,034,598

Net loss	(2,723,961)	(546,288)

Net loss attributable to the noncontrolling interest	-	376,637

Net loss attributable to Monaker Group, Inc.	$(2,723,961)	$(169,651)

Preferred Stock Dividend	-	(1,291)

Net loss attributable to Common Shareholders	$(2,723,961)	$(170,942)

Weighted average number of common shares outstanding	583,330	395,555

Basic and diluted net loss per share	$(4.67)	$(0.43)

Comprehensive loss:
Unrealized income(loss) on currency translation adjustment	-	(9,353)
Comprehensive loss	$(2,723,961)	$(180,295)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended

	May 31,	May 31,
	2015	2014
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(2,723,961)	$(169,651)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	-	(376,637)
Loss from proportionate share of investment in unconsolidated affiliate	343,431	-
Amortization of intangibles and depreciation	18,282	449,466
Amortization of debt discount	-	69,394
Stock based compensation and consulting fees	75,913	55,143
Loss on inducements to convert included in interest expense	1,656,418	-
Loss on debt conversion	224,000	-
Loss (gain) on change in fair value of derivatives	33,261	(1,115,797)
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	9,190
Decrease in prepaid expenses and other current assets	24,335	17,854
Decrease in due to/from affiliates	(283,647)	-
Increase in accounts payable and accrued expenses	229,706	226,938
Increase in other current liabilities	75,128	22,968
Net cash used in operating activities	(327,134)	(811,132)

Cash flows from investing activities:
Payments related to website development costs	-	(24,122)
Payments for computer equipment	-	(1,176)
Net cash used in investing activities	-	(25,298)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	25,000
Principal payments against convertible promissory notes	(20,000)	-
Principal payments of other notes payable	-	(37,779)
Proceeds from advances	75,000	-
Proceeds from issuance of series C preferred shares	10,000	-
Proceeds received in advance subscriptions	-	200,000
Proceeds from the issuance of common stock	132,500	378,088
Proceeds from the exercise of common stock warrants	-	154,680
Proceeds from the collection of stock subscription receivable	-	48,380
Net cash provided by financing activities	197,500	768,369

Effect of exchange rate changes on cash	-	9,353

Net decrease in cash	(129,634)	(58,708)

Cash at beginning of period	226,412	117,818

Cash at end of period	$96,778	$59,110

	May 31,	May 31,
	2015	2014

Supplemental disclosure:
Cash paid for interest	$75,000	$70,298

Supplemental disclosure of non-cash investing and financing activity:

Conversion of convertible promissory notes:
Common stock:
Value	$15,000	$7,000
Shares	30,000	700,000

Conversion of modified convertible promissory notes:
Common stock:
Value	$4,756,418	$-
Shares	620,000	-
Warrants	30,000	-

Conversion of preferred stock into our former subsidiary, RealBiz Media Group, Inc., common stock:
Series A Preferred:
Value	$331,403	$-
Shares	331,403	-

Series B Preferred:
Value	$100,000	$10,000
Shares	15,000	2,000

Series C Preferred:
Value	$65,500	$-
Shares	13,100	-

Series D Preferred:
Value	$80,000	$-
Shares	16,000	-

Conversion of convertible promissory notes into our former subsidiary, RealBiz Media Group, Inc., common stock:
Value	$-	$80,000

Series D Preferred stock issued for the benefit of our former subsidiary, RealBiz Media Group, Inc., assignment of an asset purchase agreement:
Value	$400,000	$-
Shares	60,000	-

Convertible promissory note assignments to new third party investors:
Value	$-	$30,000

Preferred Series B stock issued for proceeds received in prior year:
Value	$75,000	$-
Shares	15,000	-

Preferred Series C stock and common stock warrants issued for proceeds received in prior year:
Value	$7,500	$-
Shares	1,500	-
Warrants	2,500	-

Common stock issued for investment in Launch 360 Media:
Value	$56,000	$-
Shares	20,000	-

Series D Preferred stock issued for investment in Name Your Fee, LLC:
Value	$500,000	$-
Shares	100,000	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. (“Monaker” or the “Company”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through their Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and expects to be accelerating its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

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

We currently focus primarily on our travel segment and will be expanding into the employment and Home/Membership services during the next quarter. The following is an overview of the 3 areas that currently have travel operations and/or the Company is imminently commencing promotion utilizing our media services.

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

3. The Home & Away Club (H&AC). The Company has launched the Home & Away Club website and is targeting both existing customers and new potential customers to the site by offering up to $500 Rewards so consumers can try before they buy. As a primary means of creating awareness for H&AC the Company is utilizing existing customers, relationships and forging new partnerships within the travel, real estate and employment sectors. The Company will utilize targeted video for the travel, leisure, home products and services to engage and enable viewers to request information, make reservations and get an in-depth look at products and services the Club offers. The Company created a points based program for real estate agents that utilize the RealBiz services. With the Home and Away Club, agents can earn dollars for completing specified actions, purchase Home and Away Club membership for themselves and/or gift to their customers thereby and receive greatly discounted gifts to give to their happy clients. The membership gives the homeowner access to wholesale pricing on travel, lifestyle and home products while providing the real estate agents a loyalty platform that allows them the means to stay in contact with their customer.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended May 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2016.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

At February 28, 2014, the Company owned a 61% interest in RealBiz Media Group, Inc. (“RealBiz”), which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% in RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated. The 69% non-controlling interest in RealBiz at May 31, 2015 is represented by 1,009,762 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 107,311,301 shares of RealBiz common stock issued and outstanding as of May 31, 2015.

Noncontrolling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. After the deconsolidation of RealBiz, as described in the following paragraph, there were no controlling interests in any of the Company's remaining subsidiaries until the Company consolidated the Name Your Fee, LLC in the three months ended May 31, 2015. Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee, which is presumed to be the case when the Company holds 20% to 50% of the voting stock of, or can otherwise demonstrate significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is considered to be permanently impaired.

Deconsolidation

Monaker prepares its consolidated financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with accounting guidance for consolidation, prior to the Deconsolidation Date of October 31, 2014, the accompanying consolidated financial statements present the consolidated results of the Company including its investment in RealBiz Media Group, Inc. On the deconsolidation date, in accordance with ASC 810-10-50-1B and the voting interest model, which basically requires that an entity consolidate another entity if it owns a majority (greater than 50%) of that other entity. Monaker commenced accounting for its investments in RealBiz in accordance with the equity method of accounting as of the Deconsolidation Date.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at May 31, 2015 and February 28, 2015.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company's allowance for doubtful accounts was $-0- and $-0- at May 31, 2015 and February 28, 2015, respectively.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated using the straight-line method based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. For the three months ended May 31, 2015 and May 31, 2014, the Company did not incur depreciation expense.

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended May 31, 2015 and for the year ended February 28, 2015, the Company did not record impairment losses on any of its property and equipment.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. The Company placed into service in June 2013 two websites, Maupintour.com and Nexttrip.com. Additionally, the Company placed into service in March 2014 the Nestbuilder website. All costs associated with these websites are subject to straight-line amortization over a three-year period. For the three months ended May 31, 2015, the Company has capitalized $905,392 of costs associated with the Name Your Fee employment website that has not been placed into service. Websites related to RealBiz Media Group, Inc. have been deconsolidated from the financial statements as of October 31, 2014.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. Software development costs related to RealBiz Media Group, Inc. have been deconsolidated from the financial statements as of October 31, 2014.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the three months ended May 31, 2015 and 2014, respectively. Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $18,282 and $449,466 for the three months ended May 31, 2015 and 2014, respectively.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

The Company’s common stock equivalents include the following:

May 31, 2015
Series A convertible preferred stock issued and outstanding	3,769,222
Series B convertible preferred stock issued and outstanding	5,144
Series C convertible preferred stock issued and outstanding	17,560
Series D convertible preferred stock issued and outstanding	78,624
Warrants to purchase common stock issued, outstanding and exercisable	483,054
Stock options issued, outstanding and exercisable	81
Shares on convertible promissory notes	1,168,895
5,522,700

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the three months ended May 31, 2015 and 2014, was $116 and $3,965, respectively.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of May 31, 2015, the Company’s income tax returns for tax years ending February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Income Taxes (continued)

Monaker follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No current tax provision has been made in the accompanying statement of income (loss) because no taxes are due currently or were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, notes payable, convertible notes and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See Note 14 for fair value measurements.

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

Reclassifications

Certain reclassifications have been made in the unaudited consolidated financial statements for comparative purposes. These reclassifications have no effect on the results of operations or financial position of the Company.

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $88,802,578, a working capital deficit of $7,056,682 at May 31, 2015, a net loss for the three months ended May 31, 2015 of $2,723,961 and cash used in operations during the three months ended May 31, 2015 of $327,134. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which should increase value to advertisers and result in higher advertising rates and revenues.

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

Note 3 – Note Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six (6%) percent promissory note. The entire principal balance of this note, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

Note 4 – Investment in Equity Instruments and Deconsolidation

Our investment in an unconsolidated affiliate consists of an investment in equity instruments of RealBizOn October 9, 2012, Monaker and RealBiz, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. (“RealBiz”) which is the parent corporation of RealBiz360, Inc. RealBiz is a real estate media services company with a proprietary video processing technology that is used to provide virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). At May 31, 2015 Monaker owned 49,554,326 shares of RealBiz Series A Preferred Stock, representing 31% ownership of RealBiz.

On October 31, 2014 (“Deconsolidation Date”), Monaker and RealBiz deconsolidated their financial statements since the investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz common shares. The financial statements as of February 28, 2015 include consolidated balances of RealBiz through October 31, 2014. During the three months ended May 31, 2015, Monaker recorded our allocated portions totaling $343,341 of RealBiz’s net loss of $1,094,184. Monaker continues to own RealBiz Preferred Series A stock and although the two companies share similar Officers, Board Directors and accounting staff, the companies are operating independently. Monaker also licenses software code from RealBiz.

After October 31, 2014, Monaker uses the equity method to account for our investment in this entity because Monaker does not control it, but has the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from permanent adjustments to net estimated realizable value. Accordingly, we recorded our proportionate share of the investee’s net income or loss as “Loss from proportionate share of investment in unconsolidated affiliate” on the consolidated statements of operations.

Monaker assessed the potential impairment of its equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. Monaker has not recognized any impairment loss on investment in unconsolidated affiliate to date.

The following table represents the consolidated balance sheet of RealBiz immediately prior to the Deconsolidation Date:

October 31, 2014

Cash	$20,066
Prepaid expenses, other current assets and security deposits	121,708
Property and equipment, net	45,778
Website development costs and intangible assets, net	3,701,144
Due from affiliates	131,086
Total Assets	$4,019,782

Accounts payable , accrued expenses and deferred revenue	$1,925,859
Derivative liabilities	305,220
Convertible promissory notes	60,000
Loans payable	170,000
Total current liabilities	2,461,079
Convertible notes payable, long term	2,605
Total Liabilities	2,463,684
Preferred stock	66,802
Subscription advances and stock subscription receivable	130,000
Common stock	84,980
Additional paid in capital	16,610,912
Accumulated other comprehensive income	40,042
Accumulated deficit	(15,376,638)
Total stockholders’ equity	1,556,098
Total Liabilities and Stockholders’ Equity	$4,019,782

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

At February 28, 2015, RealBiz Media Group, Inc. had current assets of approximately $1,100,000, total assets of approximately $4,100,000, current liabilities of approximately $2,800,000 and total liabilities of approximately $2,800,000. For the year ended February 28, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $1,100,000 and a net loss of approximately $5,000,000.

At May 31, 2015, RealBiz Media Group, Inc. had current assets of approximately $220,000, total assets of approximately $3,200,000, current liabilities of approximately $2,400,000 and total liabilities of approximately $2,900,000. For the three months ended May 31, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $300,000 and a net loss of approximately $1,100,000.

The following represents the calculation of the Gain on deconsolidation of RealBiz Media Group, Inc. from the consolidated financial statements of the Company:

October 31, 2014
RealBiz Series A preferred shares retained by Monaker at October 31, 2014 (convertible into RealBiz common shares on a 1 for 1 basis)	65,785,253
Quoted closing price of RealBiz Common Shares at October 31, 2014	$0.10
Fair value of equity method investment retained by Monaker	$6,578,525
Carrying value of Noncontrolling interest at October 31, 2014 – 71.5% of 1,556,098 (Realbiz stockholder’s equity at October 31, 2014)	1,112,610
Accumulated other comprehensive income of Monaker based upon foreign currency transactions	120,151
Subtotal	7,811,286
Less carrying value of RealBiz equity at October 31, 2014	(1,556,098)
Gain on Deconsolidation	$6,255,188

Note 5 – Property and Equipment

At May 31, 2015, the Company did not record property and equipment on its books and records.

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of May 31, 2015:

	May 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Website development costs	1.0 years	$635,755	$626,341	$9,415
H & A Club Portal	2.9 years	181,730	20,192	161,538
Name Your Fee Website	3.0 years	905,392	-	905,392
		$1,722,877	$646,533	$1,076,345

On May 14, 2015, the Company signed a Joint Venture Agreement with the Jasper Group Holdings, Inc. for the limited purpose of utilizing and developing the NameYour Fee.com website and in such other businesses as the Partners may agree upon in writing. The Company received 51% capital interest and 50% of the future profits and issued 100,000 of its Series D Preferred Stock at a value of $500,000, based on its stated value of $5 per share. Upon the consolidation of Name Your Fee, LLC entity for the three months ended May 31, 2015, the Company has capitalized $905,392 of costs associated with the Name Your Fee employment website that has not been placed into service.

During the year ended February 28, 2015, the Company incurred expenditures of $90,480 to develop a website portal to enhance access to travel related products. The port was placed in service on January 22, 2015 and is being amortized over a three year period.

Note 7 – Accounts Payable and Accrued Expenses and Other Current Liabilities

As of May 31, 2015, accounts payable and accrued expenses consist of the following:

May 31, 2015

Trade accounts payable	$1,335,520
Accrued interest	1,098,995
Accrued expenses - other	183,024
$2,617,539

Note 8 – Notes Payable

The following table sets forth the notes payable as of May 31, 2015:

Principal

On September 6, 2011, the Company renegotiated a note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company is obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments is to be in cash and the remaining $600,000 shall me made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On February 27, 2015, the Company signed a settlement agreement whereby interest payments were made and the balance is convertible to common stock at the Company’s option. As of May 31, 2015, the Company is not in default of this note.	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and was payable in quarterly installments of $25,000.	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000.	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010.	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note.	221,130
$924,072
Interest charged to operations relating to the above notes was $5,763 and $28,114, respectively for the three months ended May 31, 2015 and 2014. As of May 31, 2015, the Company has not made payments on the above obligations, accrued interest for the three months ended May 31, 2015 and 2014 is $245,386 and $226,787, respectively. The Company is in default of the above notes with the exception of the first note with a principal balance of $510,000.

Note 9 – Other Notes Payable

The following table sets forth the other notes payable as of May 31, 2015:

Principal

Related parties:

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged this to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of October 31, 2015 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. The Company has made the following principal payments: $20,000 on August 15, 2013, $25,000 on October 1, 2013 and $25,000 on October 23, 2014, leaving a remaining principal balance of $50,000.	$50,000

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a nine year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value. The Company is in default of this note.	70,000
$120,000
Interest charged to operations relating to the above notes was $2,550 and $4,230 respectively for the three months ended May 31, 2015 and 2014. As of May 31, 2015, the Company has not made payments on the above obligations, accrued interest for the three months ended May 31, 2015 and 2014 is $45,111 and $39,151, respectively.

Note 10 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion was applied against a principal balance of $186,000 leaving a balance due of $18,000. During the three months ended May 31, 2015, the remaining principal balance of $18,000 was converted into the common stock of our former subsidiary, RealBiz, as part of an exchange agreement between the Company and the debt holder.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company received $75,000 in advances during the three months ended May 31, 2015 and the remaining principal balance as of May 31, 2015 totaled $125,000.

Note 11 – Shareholder Loans

During the three months ended May 31, 2015, the Company received $-0- in advances, made no conversions or payments and the remaining balance as of May 31, 2015 totaled $379,000.

Note 12 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. During three months ended May 31, 2015 and 2014, the Company recognized interest expense of $437,607 and $423,994, respectively. The table below summarizes the convertible promissory notes as of May 31, 2015.

	May 31, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$6,828,386	$1,025,000	$8,100,386
Additions:
Proceeds received from note issuances	-0-	-0-	-0-
Fees	-0-	-0-	-0-
	-0-	-0-	-0-

Subtractions:
Conversion to common shares	3,115,000	-0-	3,115,000
Principal repayments	20,000	-0-	20,000
	3,135,000	-0-	3,135,000

Ending balance	$3,693,386	$1,025,000	$4,718,386

Carrying Value
Total convertible promissory notes	$3,693,386	$1,025,000	$4,718,386
Less: current portion	721,683	1,025,000	1,746,683
Long term portion	$2,971,703	$-0-	$2,971,703
Principal past due and in default	$444,101	$-0-	$444,101

During the three months ended May 31, 2015, the Company:

•	During the three months ended May 31, 2015 and 2014, the Company recorded debt amortization expense in the amount of $-0- and $69,394, respectively.

•	executed a conversion of $15,000 of principal into 30,000 shares of the Company’s common stock.

•	issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

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

Series A Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the shareholders of the Company and are entitled to one hundred (100) votes for each share of Series A Preferred Stock.

Note 13 – Stockholders’ Deficit (continued)

Series A Preferred Stock (continued)

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

During the three months ended May 31, 2015, the Company :.

•	converted 331,403 shares of Series A Preferred stock, at a carrying value of $331,403, into 3,314,030 shares of common stock of our former subsidiary RealBiz at agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $698,301 as of May 31, 2015. The Company had 1,884,611 shares issued and outstanding as of May 31, 2015.

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

During the three months ended May 31, 2015, the Company:

•	issued 15,000 shares of Series B Preferred for proceeds received in prior year valued at $75,000 which had been included in other current liabilities.

•	converted 20,000 shares of Series B Preferred stock into RealBiz, upon investor's request, issuing 2,000,0000 shares of RealBiz Media Group, Inc. common stock with a total carrying value of $100,000.

Dividends in arrears on the outstanding preferred shares total $503,841 as of May 31, 2015. The Company had 257,200 shares issued and outstanding as of May 31, 2015.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). On July 9, 2014, Monaker filed (i) an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25.

Note 13 – Stockholders’ Deficit (continued)

Series C Preferred Stock (continued)

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

During the three months ended May 31, 2015, the Company:

•	issued 2,000 shares of its Series C Preferred stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received $10,000 in cash proceeds.

•	issued 1,500 shares of its Series C Preferred stock along with 1,500 one (1) year common stock warrants with an exercise price of $2.50 for $7,500 of proceeds received from prior year advances.

•	issued 13,000 shares of Series C preferred stock and 6,000 one (1) year warrants with an exercise price of $0.50 to recipients for consulting services valued at $73,138. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10% to 0.24%, dividend yield of -0-%, volatility factor of 217.04 and expected life of one year.

•	Converted 13,100 shares of Series C Preferred stock into 125,000 shares of common stock of our former subsidiary RealBiz Media Group, Inc. at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $98,307 as of May 31, 2015. The Company had 221,000 shares issued and outstanding as of May 31, 2015.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). On July 9, 2014, the Company filed (i) an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25.

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

During the three months ended May 31, 2015, the Company:

•	issued 60,000 shares of Series D Preferred stock for the benefit of an Asset Purchase Agreement the Company assigned to its former subsidiary, RealBiz, valued at $400,000. The value assigned to the asset purchase agreement was based upon the fair market value of RealBiz's common stock on the date of the agreement as if all 60,000 shares were converted to RBIZ common stock.

Note 13 – Stockholders’ Deficit (continued)

Series D Preferred Stock (continued)

•	issued 100,000 shares of Series D Preferred stock for the benefit of a joint venture agreement with Jasper Group Holdings, Inc. ("Jasper") and created a Florida Limited Liability Company called Name Your Fee, LLC. As stated in the agreement, ownership of the Company will be 51% Monaker Group, Inc. ("Monaker") f/k/a Next 1 Interactive, Inc. and 49% Jasper. Monaker will issue to Jasper 100,000 Preferred Series D shares at a stated value of $5 per share for a total of $500,000 as its contribution. Jasper is contributing $75,000, advancing $75,000 to RealBiz Media Group, Inc., (a former subsidiary of Monaker Group, Inc.) and the assets of the website (Name Your Fee) together with associated technology.

•	Converted 16,000 shares of Series D Preferred stock, upon investor request, into 530,280 shares of RealBiz Media Group, Inc. with a carrying value of $80,000.

Dividends in arrears on the outstanding preferred shares total $1,329,822 as of May 31, 2015. The Company had 982,800 shares issued and outstanding as of May 31, 2015.

Common Stock

On June 25, 2015, the Board consented to (i) effect a 50-to-1 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

During the three months ended May 31, 2015, the Company:

•	issued 106,000 shares of its common stock along with 106,000 one year warrants with an exercise price of $12.50 for cash proceeds of $132,500.

•	issued 30,000 shares of its common stock in satisfaction of $15,000 in principal of convertible promissory notes in accordance with the terms of the notes.

•	issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

•	issued 2,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. ("Launch 360), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	issued 1,500 shares of its common stock valued at $2,775 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Note 13 – Stockholders’ Deficit (continued)

Common Stock (continued)

•	filed an Amendment to its Articles of Incorporation (the “Amendment”) to change the name of the Company to Monaker Group, Inc. and effect a 1-for-50 reverse stock split which was effected on June 25, 2015.

The Company had 1,199,667 shares issued and outstanding as of May 31, 2015 post-split based upon the 1:50 reverse stock split that occurred on June 25, 2015 and has retroactively adjusted computing earnings per share according to ASC 260-10-55-12

Common Stock Warrants

At May 31, 2015, there were 483,054 warrants outstanding with a weighted average exercise price of $7.74 and weighted average life of 1.98 years. During the three months ended May 31, 2015, the Company granted 146,500 warrants — 6,000 warrants for consulting fees, 4,500 warrants attached to Preferred Series C issuances, 106,000 warrants issued with common stock subscriptions and 30,000 for inducement to settle modified debt; and 127,911 expired.

Common Stock Options

At May 31, 2015, there were 81 options outstanding with a weighted average exercise price of $362.50 and weighted average life of 6.84 years. During the three months ended May 31, 2015, no options were granted or exercised. Under the Monaker Group, Inc. 2009 Incentive Compensation Plan there are 99 shares of common stock that are reserved for future issuances.

Compensation expense relating to stock options granted during the three months ended May 31, 2015 and 2014, was $-0- .

Note 14 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the three months ended May 31, 2015 and 2014 was $103,856 and $100,938 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

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

Legal Matters (continued)

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

The Company is a defendant in a lawsuit filed by Twelfth Child Entertainment in the Circuit Court for Palm Beach, Florida alleging that Monaker owes 11,000 shares of Series D Preferred stock for a License Agreement. The case has been resolved in arbitration and the Twelfth Child was granted an arbitration award of approximately $80,000.  However, the Company is continuing to negotiate a settlement that would set aside this award and expects to settle this matter with no material liability to the Company.

There is a case that was filed on March 14, 2014 whereby the Company is a defendant in a lawsuit filed by Lewis Global Partners in the Circuit Court for Broward County, Florida alleging that Monaker owes 2,700 shares of Series B Preferred stock for a Consulting Agreement.  The case is being strongly contested and is being sent to arbitration.

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

The Company currently has only one segment in full operation, Travel. In the prior year, the Company had consolidated RealBiz and had a second segment, real estate media which is no longer reported.

The Company did not generate any revenue outside the United States for the three months ended May 31, 2015 and 2014 and did not have any assets located outside the United States.

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

The following table sets forth the liabilities as of May 31, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	May 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$320,410	$-0-	$-0-	$320,410
Total	$320,410	$-0-	$-0-	$320,410

The following table sets forth a summary of changes in fair value of our derivative liabilities for the three months ended May 31, 2015:

May 31, 2015

Beginning balance	$287,149
Change in fair value of embedded conversion feature of:
Loss on change in fair value of derivatives on convertible promissory notes	33,261

Ending balance	$320,410

Note 17 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During June, July and August 2015, the Company:

•	received $10,000 in proceeds and issued 2,000 shares of Series C Preferred stock and 100,000 one year common stock warrants with an exercise price of $0.10. The company also issued 26,200 shares of Preferred C stock for deferred compensation.

•	received $204,193 in proceeds and issued 4,672,177 shares of common stock and 4,242,000 one year common stock warrants with an exercise price of $0.025, and received $5,000 in proceeds and issued 4,000 shares of common stock and 4,000 two year common stock warrants with an exercise price of $1.25

Note 17 – Subsequent Events (continued)

•	there were 154,296 shares of common stock issued in connection with a settlement of debt.

•	there was 650,000 shares of common stock at issued in connection with bonus compensation and a prospective employment agreement.

•	there were 8,000 shares of Preferred C shares that were converted to RealBiz common shares.

•	there were 74,000 common shares of stock issued in connection with the conversion of promissory notes.

•	there were 5,000 shares of common stock and 50,000 warrants at $5.00 for one year issued in connection with an Employment Agreement.

•	Converted $131,000 of salary for the Chief Financial Officer of Monaker, accrued on RealBiz, into 26,200 Monaker Preferred Series C Shares.

•	the Company is currently analyzing the above transactions for proper accounting treatment.

•	On June 25, 2015, the Board consented to (i) effect a 50-to-1 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2015 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 16, 2015 are those that depend most heavily on these judgments and estimates. As of May 31, 2015, there had been no material changes to any of the critical accounting policies contained therein.

Overview

We are a media based company utilizing video as a key driver to create consumer awareness of products and opportunities in the travel, home and employment sectors. To further loyalty and long term relationships we have created a membership reward programs and multiple business associations and partnerships. Additionally we hold a 51% majority ownership in NameYourFee.com for the employment segment, a minority interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), for the real estate segment and a 10% ownership in R&R Television Network for the lifestyle industry. The Company’s mission has been to both create and acquire travel, employment and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components that engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice.

Summary

Monaker Group, Inc. (“Monaker”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through its Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and expects to accelerate its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees, (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home& Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

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

The Company targets content utilizing video via digital platforms including satellite, cable, and broadcast, Broadband, Web, Print and the development of a Home & Away Mobile App.

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

3. The Home & Away Club (H&AC). The Company has launched the Home & Away Club website and is both targeting existing customers and new potential customers to the site by offering up to $500 Rewards so consumers can try before they buy. As a primary means of creating awareness for H&AC the Company is utilizing existing customers, relationships and forging new partnerships within the travel, real estate and employment sectors. The Company intends to utilize targeted video for the travel, leisure, home products and services to engage and enable viewers to request information, make reservations and get an in-depth look at products and services the Club offers. The Company created a point’s based program for real estate agents that utilize the Realbiz services. With the Home and Away club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients. This allows real estate agents the ability to earn and/or purchase Home and Away Club membership for themselves and/or gifting to their customers. The membership gives the homeowner access to wholesale pricing on travel, lifestyle and home products while providing the real estate agents a loyalty platform that allows them the means to stay in contact with their customer.

Sufficiency of Cash Flows

Because current cash balances and our projected cash generated from operations are not sufficient to meet our cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. However, there can be no assurance that we will be able to issue additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

Revenues

Our total revenues decreased 3% to $336,093 for the three months ended May 31, 2015, compared to $344,957 for the three months ended May 31, 2014, a decrease of $8,864. The decrease in sales is mainly due to the deconsolidation and no longer inclusion of the revenue of the former consolidated subsidiary RealBiz which was partially offset by the receipt of deferred revenue.

Revenues from the travel segment increased 273% to $336,093 for the three months ended May 31, 2015, compared to $90,156 for the three months ended May 31, 2014, an increase of $245,937. The increase is attributable to the receipt of deferred revenue offset by a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from the RealBiz real estate media decreased 100% to $0 for the three months ended May 31, 2015, compared to $254,801 for the three months ended May 31, 2014, a decrease of $254,801 due to the deconsolidation and no longer inclusion of the revenue of the former consolidated subsidiary RealBiz.

Operating Expenses

Our operating expenses include costs of revenue, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 67% to $627,319 for the three months ended May 31, 2015, compared to $1,925,843 for the three months ended May 31, 2014, a decrease of $1,298,524. This decrease was mainly attributable to deconsolidation of the expenses of the former consolidated subsidiary RealBiz Media Group, Inc.

Other Income (Expenses)

Interest expense increased 658% to $1,831,226 for three months ended May 31, 2015, compared to $241,535 for three months ended May 31, 2014, an increase of $1,589,691 is due primarily to the inducement expense of converting a debt holder to common shares and warrants as disclosed in note 12. Loss on conversion of debt of $224,000 for three months ended May 31, 2015 compared to $0 for three months ended May 31, 2014, a loss due primarily to the inducement expense of converting a debt and equity holder to common shares. Loss on change in fair value of derivatives of $33,261 for the three months ended May 31, 2015 compared to a $1,115,797 gain in the prior year, as the Company's subsidiary incurred a convertible promissory note with a embedded conversion option. Loss from the proportionate share of investment in unconsolidated affiliate of $343,431 for the three months May 31, 2015, compared to $0 for the three months ended May 31, 2014 primarily due to the deconsolidation of the expenses of the former consolidated subsidiary RealBiz Media Group, Inc. Other income (expense) decreased 101% to $817 of other expense, compared to other income of $160,336 for the three months ended May 31, 2014, an increase of $161,153.

Net Loss

We had a net loss of $2,723,961 for the three months ended May 31, 2015, compared to net loss of $546,288 for the three months ended May 31, 2014, a decrease of $2,177,673. The decrease in loss from 2014 to 2015 was primarily due to an increase of $1,831,226 in interest expense including loss on inducement expense on conversion of debt and $224,000 in the loss on conversion of debt and $343,431 in the loss from proportionate share of investment in unconsolidated affiliate.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2018
			and
	FY2016	FY2017	thereafter	Totals
Consulting	$110,074	$143,016	$286,032	$539,121
Leases	87,887	3,091	-0-	90,978
Other	293,894	331,764	663,528	1,289,186
Totals	$491,855	$477,871	$949,560	$1,919,285

Liquidity and Capital Resources

At May 31, 2015, we had $96,778 cash on-hand, a decrease of $129,634 from $226,412 at the start of fiscal 2016. The decrease in cash was due primarily to operating expenses, website development costs and advances to affiliates.

Net cash used in operating activities was $327,134 for the three months ended May 31, 2015, a decrease of $483,998 from $811,132 used during the three months ended May 31, 2014. This decrease was primarily due to an increase in the gain on change in fair value of derivatives and to a lesser extent a decrease the loss on conversion of debt, inducements to convert included in interest expense, an increase in loss from proportionate share of investment in unconsolidated affiliate offset by increases in net loss.

Net cash used in investing activities decreased to $0 for the three months ended May 31, 2015, compared to $25,298 for the three months ended May 31, 2014, a decrease of $25,298 primarily due to incurring website development costs in the prior year.

Net cash provided by financing activities decreased by $570,869 to $197,500, for the three months ended May 31, 2015, compared to $768,369 for the three months ended May 31, 2014. This decrease was primarily due to the net decrease of proceeds in the issuance of common stock of $245,588, the exercise of warrants of $154,680 and proceeds received in advance subscriptions of $200,000.

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

Since our inception, we have funded our operations with the proceeds from the private equity financings. We have issued these shares without registration in private placements under Section 4(a)(2) of the Securities Act of 1933, as amended, afforded the Company. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended. Currently, revenues provide less than 20% of our cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $200,000, with the expectation of profitability by the end of fiscal 2016.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of May 31, 2015, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

(b) Changes in Internal Control over Financial Reporting.

During the three months ended May 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes from the legal matters reported in our Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the SEC on June 16, 2015.

Item 1A. Risk Factors.

There have been no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended February 28, 2015, as filed with the SEC on June 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2015, the Company:

Common Stock

•	issued 106,000 shares of its common stock along with 106,000 one year warrants with an exercise price of $12.50 for cash proceeds of $132,500.

•	issued 30,000 shares of its common stock in satisfaction of $15,000 in principal of convertible promissory notes in accordance with the terms of the notes.

•	issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share.

•	issued 2,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. ("Launch 360), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000.

•	issued 1,500 shares of its common stock to its employees as stock compensation.

Series B Preferred Stock

•	issued 15,000 shares of Series B Preferred for proceeds received in prior year valued at $75,000.

Series C Preferred Stock

•	issued 2,000 shares of its Series C Preferred stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received $10,000 in cash proceeds.

•	issued 1,500 shares of its Series C Preferred stock along with 1,500 one (1) year common stock warrants with an exercise price of $2.50 for $7,500 of proceeds received from prior year advances.

•	issued 13,000 shares of Series C preferred stock and 6,000 one (1) year warrants with an exercise price of $0.50 to recipients for consulting services valued at $73,138.

Series D Preferred Stock

•	issued 60,000 shares of Series D Preferred stock for the benefit of an Asset Purchase Agreement the Company assigned to its former subsidiary, RealBiz Media Group, Inc., valued at $400,000.

•	issued 100,000 shares of Series D Preferred stock for the benefit of a joint venture agreement with Jasper Group Holdings, Inc. ("Jasper") and created a Florida Limited Liability Company called Name Your Fee, LLC. .

Unless otherwise indicated, all of the share issuances described above were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions not involving a public offering as all investors were accredited investors and there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended May 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Monaker Group, Inc.’s Quarterly Report on Form 10-Q for the three months ended May 31, 2015 filed August 7, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: August 7, 2015	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

