Form 10-Q
period 2015-08-31
Monaker Group, Inc.
filed 2015-10-16
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

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

As of October 12, 2015, there were 1,809,080 shares outstanding of the registrant’s common stock.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31,	February 28,
	2015	2015
	(Unaudited)
Assets
Current Assets
Cash	$20,367	$226,412
Note receivable	15,000	15,000
Prepaid expenses, security deposits and other current assets	88,690	81,365
Total current assets	124,057	322,777

Investments	4,828,766	5,705,734
Dividends receivable	881,587	881,587
Website development costs and intangible assets, net	1,068,063	189,235
Total assets	$6,902,473	$7,099,333

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,567,901	$2,387,833
Other current liabilities	18,773	139,750
Due to affiliates	1,003,595	974,889
Derivative liabilities - convertible promissory notes	186,514	287,149
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	620,733	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	1,025,000
Other advances	50,000	68,000
Other notes payable	120,000	120,000
Shareholder loans	404,000	379,000
Notes payable	924,072	924,072
Total current liabilities	6,920,588	13,134,079

Convertible promissory notes - long term, net of discount of $-0- and $-0-, respectively	2,963,303	-

Total liabilities	9,883,891	13,134,079

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,884,611 and 2,216,014 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	18,846	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 262,200 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 240,200 and 217,600 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	2	2
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 981,800 and 838,800 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	10	8
Common stock, $.00001 par value; 500,000,000 shares authorized; 1,636,093 and 422,167 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	16	4
Additional paid-in-capital	86,437,274	80,026,694
Stock subscription receivable	(5,000)	(5,000)
	86,451,151	80,043,871
Accumulated deficit	(89,910,818)	(86,078,617)
Total Monaker Group, Inc. stockholders' deficit	(3,459,667)	(6,034,746)
Noncontrolling interest	478,249	-
Total stockholders' deficit	(2,981,418)	(6,034,746)
Total liabilities and stockholders' deficit	$6,902,473	$7,099,333

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2015	2014	2015	2014

Revenues
Travel, media and commission revenues	$149,267	$116,130	$485,360	$206,286
Real estate media revenue	-	290,215	-	545,016
Total revenues	149,267	406,345	485,360	751,302

Operating expenses
Cost of revenues	90,311	398,483	162,705	460,106
Technology and development	18,282	347,475	36,564	694,950
Salaries and benefits	405,820	668,763	694,298	1,250,634
Selling and promotions expense	3,147	64,125	3,263	194,028
General and administrative	412,391	552,526	660,440	1,357,497
Total operating expenses	929,951	2,031,372	1,557,270	3,957,215

Operating loss	(780,684)	(1,625,027)	(1,071,910)	(3,205,913)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(47,879)	(291,315)	(1,879,105)	(532,850)
Loss on conversion of debt	-	-	(224,000)	-
Gain on change in fair value of derivatives	133,896	27,770	100,635	1,143,567
Loss from proportionate share of investment in unconsolidated affiliate	(414,800)	-	(758,231)	-
Other income (expense)	(916)	5,748	(1,733)	166,084
Total other income (expense)	(329,699)	(257,797)	(2,762,434)	776,801

Net loss	(1,110,383)	(1,882,824)	(3,834,344)	(2,429,112)

Net loss attributable to the noncontrolling interest	2,143	429,016	2,143	805,653

Net loss attributable to Monaker Group, Inc.	$(1,108,240)	$(1,453,808)	$(3,832,201)	$(1,623,459)

Preferred Stock Dividend	-	(1,291)	-	(2,582)

Net loss attributable to Common Shareholders	$(1,108,240)	$(1,455,099)	$(3,832,201)	$(1,626,041)

Weighted average number of common shares outstanding	1,606,641	410,896	1,094,985	403,226

Basic and diluted net loss per share	$(0.69)	$(3.54)	$(3.50)	$(4.03)

Comprehensive loss:
Unrealized income(loss) on currency translation adjustment	-	7,675	-	(1,678)
Comprehensive loss	$(1,108,240)	$(1,447,424)	$(3,832,201)	$(1,627,719)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31,
	2015	2014
Cash flows from operating activities:
Net loss attributable to Monaker Group, Inc.	$(3,832,201)	$(1,623,459)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(2,143)	(805,653)
Loss from proportionate share of investment in unconsolidated affiliate	758,231	-
Amortization of intangibles and depreciation	36,564	999,595
Amortization of debt discount	-	248,601
Stock based compensation and consulting fees	295,594	126,838
Loss on inducements to convert included in interest expense	1,656,418	-
Directors fees	-	200,000
Loss on debt conversion	224,000	-
Gain on change in fair value of derivatives	(100,635)	(1,143,567)
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(26,772)
(Increase) decrease in prepaid expenses and other current assets	(7,325)	21,435
Decrease in due to/from affiliates	(134,460)	-
Increase in accounts payable and accrued expenses	180,068	331,380
Decrease in other current liabilities	(28,477)	(9,285)
Net cash used in operating activities	(954,366)	(1,680,887)

Cash flows from investing activities:
Payments related to website development costs	(10,000)	(431,999)
Payments for computer equipment	-	(1,640)
Net cash used in investing activities	(10,000)	(433,639)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	375,000
Principal payments against convertible promissory notes	(36,400)	-
Principal payments of other notes payable	-	(37,829)
Proceeds from shareholder loans	25,000	10,000
Proceeds received for capital contribution for Name Your Fee	75,000	-
Proceeds from issuance of series B preferred shares	-	200,000
Proceeds from issuance of series C preferred shares	10,000	-
Proceeds received in advance subscriptions	-	180,000
Proceeds from the issuance of common stock	595,996	1,134,776
Proceeds from the exercise of common stock warrants	88,725	157,680
Proceeds from the collection of stock subscription receivable	-	48,380
Net cash provided by financing activities	758,321	2,068,007

Effect of exchange rate changes on cash	-	1,678

Net decrease in cash	(206,045)	(44,841)

Cash at beginning of period	226,412	117,818

Cash at end of period	$20,367	$72,977

	For the six months ended
	August 31,
	2015	2014

Supplemental disclosure:
Cash paid for interest	$133,977	$180,298

Supplemental disclosure of non-cash investing and financing activity:

Monaker Group, Inc.:
Conversion of convertible promissory notes:
Common stock:
Value	$107,950	$7,000
Shares	104,000	700,000

Conversion of modified convertible promissory notes:
Common stock:
Value	$4,756,418	$-
Shares	620,000	-
Warrants	30,000	-

Conversion of preferred stock into our former subsidiary, RealBiz Media Group, Inc., common stock:
Series A Preferred:
Value	$331,403	$-
Shares	331,403	-

Series B Preferred:
Value	$100,000	$143,500
Shares	20,000	28,700

Series C Preferred:
Value	$65,500	$-
Shares	22,100	-

Series D Preferred:
Value	$85,000	$28,100
Shares	17,000	5,620

Conversion of convertible promissory notes into our former subsidiary, RealBiz Media Group, Inc., common stock:
Value	$-	$80,000

Series D Preferred stock issued for the benefit of our former subsidiary, RealBiz Media Group, Inc., assignment of an asset purchase agreement:
Value	$400,000	$-
Shares	60,000	-

Convertible promissory note assignments to new third party investors:
Value	$-	$30,000

Preferred Series B stock and common stock warrants issued for proceeds received in prior year:
Value	$75,000	$-
Shares	15,000	-

Preferred Series C stock and common stock warrants issued for proceeds received in prior year:
Value	$17,500	$-
Shares	3,500	-
Warrants	4,500	-

Common stock issued for investment in Launch 360 Media:
Value	$56,000	$-
Shares	20,000	-

Series D Preferred stock issued for investment in Name Your Fee, LLC:
Value	$500,000	$-
Shares	100,000	-

Embedded beneficial conversion feature in convertible promissory note.
Value	$-	$375,000

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

We currently focus primarily on our travel segment and expect to expand into the employment and Home/Membership services during the next quarter. The following is an overview of the 3 areas that currently have travel operations and/or the Company is imminently commencing promotion utilizing our media services.

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

2. NextTrip.com is being repositioned as an all-purpose travel site that includes customer support, relevant social networking, and travel business showcases, with a primary emphasis on Video to targeted web users and a secondary promotion to TV viewers via VOD promotion. The site is scheduled for launch in the 2nd quarter of this fiscal year and will work in conjunction with the Home & Away Club App to provide users with relevant information utilizing its diverse video library and experience to entertain, inform, and offer utility and savings to members. The travel website currently offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations. NextTrip.com plans to generate revenues through advertising, travel commission, referral fees, and its affiliate program. The travel products and fulfillment and services are both created by the Company and/or contracted out to key industry suppliers including Mark Travel. Mark Travel is the largest wholesaler of travel products in the United States. NextTrip.com intends to serve relevant videos to travelers via four key elements: (i) television ads (ii) travel video on demand for web and TV (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons) and (iv) the development of its Travel App.

3. The Home & Away Club (H&AC). The Company has launched the Home & Away Club website and is targeting both existing customers and new potential customers to the site by offering up to $500 Rewards so consumers can try before they buy. As a primary means of creating awareness for H&AC the Company is utilizing existing customers, relationships and forging new partnerships within the travel, real estate and employment sectors. The Company utilizes targeted video for the travel, leisure, home products and services to engage and enable viewers to request information, make reservations and get an in-depth look at products and services the Club offers. The Company created a points based program for real estate agents that utilizes the RealBiz services. With the Home and Away Club, agents can earn dollars for completing specified actions, purchase Home and Away Club membership for themselves and/or gift to their customers and receive greatly discounted gifts to give to their happy clients. The membership gives the homeowner access to wholesale pricing on travel, lifestyle and home products while providing the real estate agents a loyalty platform that allows them the means to stay in contact with their customer.

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

The results of operations for the six months ended August 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2016.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

At February 28, 2014, the Company owned a 61% interest in RealBiz Media Group, Inc. (“RealBiz”), which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% in RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements as we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated. The 69% non-controlling interest in RealBiz at August 31, 2015 is represented by 1,016,400 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 115,392,851 shares of RealBiz common stock issued and outstanding as of August 31, 2015.

Noncontrolling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. After the deconsolidation of RealBiz, as described in the following paragraph, there were no noncontrolling interests in any of the Company's remaining subsidiaries until the Company consolidated Name Your Fee, LLC during the six months ended August 31, 2015. Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee, which is presumed to be the case when the Company holds 20% to 50% of the voting stock of, or can otherwise demonstrate significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is considered to be permanently impaired.

Deconsolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with accounting guidance for consolidation, prior to the Deconsolidation Date of October 31, 2014, the accompanying consolidated financial statements presented the consolidated results of the Company including its investment in RealBiz. On the deconsolidation date, in accordance with ASC 810-10-50-1B and the voting interest model, which basically requires that an entity consolidate another entity if it owns a majority (greater than 50%) of that other entity, the Company deconsolidated RealBiz. Monaker commenced accounting for its investments in RealBiz in accordance with the equity method of accounting as of the Deconsolidation Date.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at August 31, 2015 and February 28, 2015.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company's allowance for doubtful accounts was $-0- at August 31, 2015 and February 28, 2015.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated using the straight-line method based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years for RealBiz, our former subsidiary. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. For the six months ended August 31, 2015 and August 31, 2014, the Company incurred $-0- and $10,621 of depreciation expense, respectively.

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended August 31, 2015 and for the year ended February 28, 2015, the Company did not record impairment losses on any of its property and equipment.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. The Company placed into service in June 2013 two websites, Maupintour.com and Nexttrip.com. Additionally, the Company placed into service in March 2014 the Nestbuilder website. All costs associated with these websites are subject to straight-line amortization over a three-year period. For the six months ended August 31, 2015, the Company has capitalized $915,392 of costs associated with the Name Your Fee employment website that has not yet been placed into service. Websites related to RealBiz have been deconsolidated from the financial statements as of October 31, 2014.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. Software development costs related to RealBiz have been deconsolidated from the financial statements as of October 31, 2014.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the six months ended August 31, 2015 and 2014, respectively.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

The Company’s common stock equivalents include the following:

August 31, 2015
Series A convertible preferred stock issued and outstanding	3,769,222
Series B convertible preferred stock issued and outstanding	5,144
Series C convertible preferred stock issued and outstanding	96,080
Series D convertible preferred stock issued and outstanding	392,720
Warrants to purchase common stock issued, outstanding and exercisable	526,685
Stock options issued, outstanding and exercisable	81
Shares on convertible promissory notes	1,129,575
5,919,507

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

Media

Our no longer consolidated subsidiary, RealBiz’s marketing and promotional services are provided to agents or brokers via a web-based portal that allows for credit card payments. Customers may pay a monthly recurring fee or an annual fee. Some customers additionally pay a one-time set up fee. Monthly recurring fees are recognized in the month the service is rendered. Collection of one-time set up fees and annual services fees give rise to recognized monthly revenue in the then-current month as well as deferred revenue liabilities representing the collected fee for services yet to be delivered.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the six months ended August 31, 2015 and 2014, was $3,263 and $194,028, respectively.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of August 31, 2015, the Company’s income tax returns for tax years ending February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

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

Note 2 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $89,910,818, a working capital deficit of $6,796,531 at August 31, 2015, a net loss for the six months ended August 31, 2015 of $3,834,344 and cash used in operations during the six months ended August 31, 2015 of $954,366. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other media which should increase value to advertisers and result in higher advertising rates and revenues.

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

Note 4 – Investment in Equity Instruments and Deconsolidation

RealBiz Media Group, Inc.

Our investment in an unconsolidated affiliate consists of an investment in equity instruments of RealBiz. On October 9, 2012, Monaker and RealBiz, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. (“RealBiz”) which is the parent corporation of RealBiz360, Inc. RealBiz is a real estate media services company with a proprietary video processing technology that is used to provide virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). At August 31, 2015 Monaker owned 49,554,326 shares of RealBiz Series A Preferred Stock, representing a 31% ownership of RealBiz.

On October 31, 2014 (“Deconsolidation Date”), Monaker and RealBiz deconsolidated their financial statements since the investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz common shares. The financial statements as of February 28, 2015 include consolidated balances of RealBiz through October 31, 2014. During the six months ended August 31, 2015, Monaker recorded our allocated portions totaling $758,231 of RealBiz’s net loss of $2,471,552. Monaker continues to own RealBiz Preferred Series A stock and although the two companies share similar Directors, the companies are operating independently.

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

Monaker assesses the potential impairment of its equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. Monaker has not recognized any impairment loss on investment in unconsolidated affiliate to date.

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

RealBiz Media Group, Inc. (continued)

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

At February 28, 2015, RealBiz Media Group, Inc. had current assets of approximately $1.1 million of total assets of approximately $4.1 million of current and total liabilities of approximately $2.8 million. For the year ended February 28, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $1.1 million and a net loss of approximately $5.0 million.

At August 31, 2015, RealBiz Media Group, Inc. had current assets of approximately $400,000, total assets of approximately $3.0 million, current liabilities of approximately $2.6 million and total liabilities of approximately $3.3 million. For the six months ended August 31, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $600,000 and a net loss of approximately $2.5 million.

The following represents the calculation of the Gain on deconsolidation of RealBiz Media Group, Inc. from the consolidated financial statements of the Company:

October 31, 2014
RealBiz Series A preferred shares retained by Monaker at October 31, 2014 (convertible into RealBiz common shares on a 1 for 1 basis)	65,785,253
Quoted closing price of RealBiz Common Shares at October 31, 2014	0.10
Fair value of equity method investment retained by Monaker	$6,578,525
Carrying value of Noncontrolling interest at October 31, 2014 – 71.5% of 1,556,098 (Realbiz stockholder’s equity at October 31, 2014)	1,112,610
Accumulated other comprehensive income of Monaker based upon foreign currency transactions	120,151
Subtotal	7,811,286
Less carrying value of RealBiz equity at October 31, 2014	(1,556,098)
Gain on Deconsolidation	$6,255,188

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

RealBiz Media Group, Inc. (continued)

The following table sets forth the activity and balance in the investment account for the six months ended August 31, 2015:

	# of shares	Value
Beginning Balance	56,776,656	$5,705,734

Activity:
Preferred Series shares converted to RBIZ common stock	(7,222,330)	(174,737)

Loss from proportionate share of investment in unconsolidated affiliate	-0-	(758,231)

Ending Balance	49,554,326	$4,772,766

Launch 360 Media, Inc.

On May 6, 2015, the Company entered into an Acquisition Agreement with Launch 360 Media, Inc. ("Launch 360") agreeing to issue 20,000 shares (post-split) for a ten percent (10%) interest in the common stock outstanding of Launch 360. The Company agreed to contribute the website, domain name, logos and all URL's relating to R & R TV, a Company subsidiary. Under the Codification "Investments - Other Initial Measurement" 325-20-30-3 shall record the initial investment at fair value establishing a new cost basis. The fair value was determined by the closing price on the date of issuance of shares to Launch 360 and the value at August 31, 2015 is $56,000.

Name Your Fee, LLC

On February 2, 2015, the Company entered a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida Limited Liability Company called Name Your Fee, LLC. On May 15, 2015, as required, the Company issued 100,000 shares of Series D Preferred stock to Jasper at a stated value of $5 per share for a total value of $500,000. As stated in the agreement, Monaker received 51% and Jasper received 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. The Company properly eliminated the value of the investment in accordance with ASC Topic 810, Consolidation.

Non-controlling interest:

Beginning Balance	$-0-

Value of Jasper’s capital contribution	480,392

Non-controlling interest earnings (loss)	(2,143)

Ending Balance	$478,249

Note 5 – Property and Equipment

At August 31, 2015, the Company did not record property and equipment on its books and records. For the six months ended August 31, 2015 and August 31, 2014, the Company incurred $-0- and $10,621 of depreciation expense related to RealBiz, respectively.

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of August 31, 2015:

	August 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Website development costs	1.0 years	$635,755	$629,479	$6,277
H & A Club Portal	2.9 years	181,730	35,336	146,394
Name Your Fee Website (not placed in service)	3.0 years	915,392	-0-	915,392
		$1,732,877	$664,815	$1,068,063

Note 6 – Website Development Costs and Intangible Assets (continued)

On May 14, 2015, the Company signed a Joint Venture Agreement with Jasper Group Holdings, Inc. for the limited purpose of utilizing and developing the Name Your Fee.com website and other businesses as the partners may agree upon in writing. The Company received a 51% capital interest of the outstanding equity and 50% of the future profits of a newly formed entity Name Your Fee, LLC and issued 100,000 of its Series D Preferred Stock at a value of $500,000, based on its stated value of $5 per share. Upon the consolidation of Name Your Fee, LLC for the six months ended August 31, 2015, the Company has capitalized $915,392 of costs associated with the Name Your Fee employment website that has not been placed into service.

Total costs associated with the Name Your Fee employment website as of August 31, 2015:

Value of the capital contribution made by Monaker Group, Inc.	$500,000
51%
Total value of Name Your Fee, LLC	980,392
Less: capital contribution made by Jasper Group Holdings, Inc.	75,000
Initial value assigned to Name Your Fee employment website	905,392
Additional expenditures for costs associated with employment website	10,000
Total costs capitalized for employment website	$915,392

The Company has determined that the above transaction has been properly accounted for as a business combination according to ASC 805.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $36,564 and $988,974, for the six months ended August 31, 2015 and 2014, respectively.

Note 7 – Accounts Payable and Accrued Expenses and Other Current Liabilities

As of August 31, 2015, accounts payable and accrued expenses consist of the following:

August 31, 2015

Trade accounts payable	$1,319,333
Accrued interest	1,096,297
Accrued expenses - other	152,271
$2,567,901

Note 8 – Notes Payable

The following table sets forth the notes payable as of August 31, 2015:

Principal

On September 6, 2011, the Company renegotiated a note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company is obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments is to be in cash and the remaining $600,000 shall me made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On February 27, 2015, the Company signed a settlement agreement whereby interest payments were made and the balance is convertible to common stock at the Company’s option. As of August 31, 2015, the Company is not in default of this note.	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and was payable in quarterly installments of $25,000.	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000.	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010.	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments are to be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note.	221,130
$924,072
Interest charged to operations relating to the above notes was $10,940 and $34,525, respectively for the three months ended August 31, 2015 and 2014. As of August 31, 2015, the Company has not made payments on the above obligations, accrued interest at August 31, 2015 is $250,563. The Company is in default of the above notes with the exception of the first note with a principal balance of $510,000.

Note 9 – Other Notes Payable

The following table sets forth the other notes payable as of August 31, 2015:

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
$120,000
Interest charged to operations relating to the above notes was $5,125 and $7,156 respectively for the six months ended August 31, 2015 and 2014. As of August 31, 2015, the Company has not made payments on the above obligations, accrued interest at August 31, 2015 is $47,686.

Note 10 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included the conversion of $98,000 of related party advances and the issuance of 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion was applied against a principal balance of $186,000 leaving a balance due of $18,000. During the six months ended August 31, 2015, the remaining principal balance of $18,000 was converted into the common stock of our former subsidiary, RealBiz, as part of an exchange agreement between the Company and the debt holder.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The remaining principal balance as of August 31, 2015 totaled $50,000.

Note 11 – Shareholder Loans

During the six months ended August 31, 2015, the Company received $25,000 in cash proceeds, made no conversions or payments and the remaining balance as of August 31, 2015 totaled $404,000.

Note 12 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. During the six months ended August 31, 2015 and 2014, the Company recognized interest expense of $582 and $36,482, respectively. The table below summarizes the convertible promissory notes as of August 31, 2015.

	August 31, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$6,828,386	$1,025,000	$7,853,386
Additions:
Proceeds received from note issuances	-0-	-0-	-0-
Fees	-0-	-0-	-0-
	-0-	-0-	-0-

Subtractions:
Conversion to common shares	3,207,950	-0-	3,207,950
Principal repayments	36,400	-0-	36,400
	3,244,350	-0-	3,244,350

Ending balance	$3,584,036	$1,025,000	$4,609,036

Carrying Value
Total convertible promissory notes	$3,584,036	$1,025,000	$4,609,036
Less: current portion	620,733	1,025,000	1,645,733
Long term portion	$2,963,303	$-0-	$2,963,303

Principal past due and in default	$343,151	$-0-	$343,151

During the six months ended August 31, 2015, the Company:

•	Recorded debt discount amortization expense in the amount of $-0- and $248,445, respectively.

•	Made $36,400 in principal payments against outstanding convertible promissory notes.

•	Executed a conversion of $107,950 of principal into 104,000 shares of the Company’s common stock.

•	Issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

Convertible debt modification – non related party

On February 24, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $6,012,526 in principal that was past due and $62,377 in accrued interest as of November 30, 2013. The agreement extended the maturity date of all the notes held by the lender to December 1, 2014 and allowed the lender the right to extend the maturity date of each of the notes to December 1, 2015, provided that all quarterly interest payment are made by the due dates of January 15th, April 15th, July 15 and October 15th. Additionally, the agreement changed the conversion feature of each note held by the lender from the variable conversion rate based on market price to a fixed conversion rate of $0.50 per share. As part of the note amendment, the Company's subsidiary, RealBiz, issued 12,000,000 one (1) year warrants with an exercise price of $0.50. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the warrants was determined to be $4,809,308, the fair value of the new debt was determined to be $6,070,540 and the carrying amount of the old debt of principal and interest totaling $6,070,703 resulting in a total loss on the extinguishment of debt of $4,808,145 recognized in the consolidated statement of operations and comprehensive income (loss) for the year ended February 28, 2014. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, expected volatility of 324.34% with a one year life. The Company determined the fair value of the new debt by taking a weighted average of all the Company's existing convertible promissory notes interest rate for a discount rate, calculating that rate to be approximately 7% and computed the present value of the new debt's remaining cash flows. On February 17, 2015, the maturity date of the first note amendment was changed to December 1, 2016 and the Company agreed to convert $3,100,000 of principal into common stock. On May 15, 2015, the Company issued 124,000 shares of its common stock in full satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year. The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.  During the six months ended August 31, 2015 and 2014, the Company recognized interest expense of $1,785,926 and $181,266, respectively.

Note 12 – Convertible Promissory Notes (continued)

Convertible debt modification – non related party (continued)

On March 31, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $517,582 in principal that was due and $24,566 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to July 17, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to Topic ASC 470-60-55-10. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. On May 5, 2015, the Company issued 30,000 shares of its common stock in satisfaction of $15,000 of principal. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. On July 1, 2015, the maturity date of the first note amendment was changed to July 17, 2016.The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.  During the six months ended August 31, 2015 and 2014, the Company recognized interest expense of $23,385 and $14,181, respectively.

Convertible debt modification – related party

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal and $210,920 in accrued interest, which was previously amended on July 14, 2014. The agreement extended the maturity date of all the notes held by the lender to October 31, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the six months ended August 31, 2015 and 2014, the Company recognized interest expense of $40,242 and $32,668, respectively.

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $25,000 and accrued interest of $382, which was previously amended on July 14, 2014. The agreement extended the maturity date of the note held by the lender to October 31, 2015. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the six months ended August 31, 2015 and 2014, the Company recognized interest expense of $739 and $250, respectively.

Note 12 – Convertible Promissory Notes (continued)

Convertible debt modification – related party (continued)

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $350,000 and accrued interest of $15,995, extending the maturity date of the note held by the lender to October 31, 2015 from October 31, 2014. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the six months ended August 31, 2015 and 2014, the Company recognized interest expense of $25,020 and $-0-, respectively.

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company, elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing. Additionally, the holders of Series A Preferred Stock may by written notice to the Company, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock. On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to elect to convert all or any part of such holder's shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock. Furthermore, the amendment allows for conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock. On February 28, 2014, the Company's Preferred Series A shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to a fixed price of $0.01.

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

Note 13 – Stockholders’ Deficit (continued)

Series A Preferred Stock (continued)

During the six months ended August 31, 2015, the Company:

•	Converted 331,403 shares of Series A Preferred stock, at a carrying value of $331,403, into 3,314,030 shares of common stock of our former subsidiary RealBiz at agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $745,804 as of August 31, 2015. The Company had 1,884,611 shares issued and outstanding as of August 31, 2015.

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

During the six months ended August 31, 2015, the Company:

•	Issued 15,000 shares of Series B Preferred for proceeds received in prior year valued at $75,000.

•	Converted 20,000 shares of Series B Preferred stock into RealBiz, upon investor's request, issuing 2,000,000 shares of RealBiz Media Group, Inc. common stock with a total carrying value of $100,000.

Dividends in arrears on the outstanding preferred shares total $538,652 as of August 31, 2015. The Company had 257,200 shares issued and outstanding as of August 31, 2015.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). On July 9, 2014, Monaker filed (i) an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25. The holders of Series C Preferred stock may elect to convert all of any part of such holder's shares into the Company's common stock at $0.25 per share or into shares of RealBiz Media's common stock at $0.10 per share.

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

Note 13 – Stockholders’ Deficit (continued)

Series C Preferred Stock (continued)

During the six months ended August 31, 2015, the Company:

•	Issued 2,000 shares of its Series C Preferred stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received $10,000 in cash proceeds.

•	Issued 3,500 shares of its Series C Preferred stock along with 4,500 one (1) year common stock warrants with an exercise price of $2.50 for $17,500 of proceeds received from prior year advances.

•	Issued 13,000 shares of Series C preferred stock and 6,000 one (1) year warrants with an exercise price of $0.50 to recipients for consulting services valued at $73,138. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10% to 0.24%, dividend yield of -0-%, volatility factor of 217.04 and expected life of one year.

•	Issued 26,000 shares of Series C Preferred stock for a deferred compensation settlement with the former Chief Financial Officer of RealBiz Media Group, Inc., our former subsidiary.

•	Converted 22,100 shares of Series C Preferred stock into 960,000 shares of common stock of our former subsidiary RealBiz Media Group, Inc. at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $128,233 as of August 31, 2015. The Company had 240,200 shares issued and outstanding as of August 31, 2015.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). On July 9, 2014, the Company filed (i) an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25. The holders of Series D Preferred stock may elect to convert all of any part of such holder's shares into the Company's common stock at $0.25 per share or into shares of RealBiz Media's common stock at $0.15 per share.

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

During the six months ended August 31, 2015, the Company:

•	Issued 60,000 shares of Series D Preferred stock for the benefit of an Asset Purchase Agreement the Company assigned to its former subsidiary, RealBiz, valued at $400,000. The value assigned to the asset purchase agreement was based upon the fair market value of RealBiz's common stock on the date of the agreement as if all 60,000 shares were converted to RBIZ common stock.

•	Issued 100,000 shares of Series D Preferred stock for the benefit of a joint venture agreement with Jasper Group Holdings, Inc. ("Jasper") and created a Florida Limited Liability Company called Name Your Fee, LLC. As stated in the agreement, ownership of the Company is at 51% for Monaker(“Monaker”) f/k/a Next 1 Interactive, Inc. and 49% for Jasper. Monaker will issue to Jasper 100,000 Preferred Series D shares at a stated value of $5 per share for a total of $500,000 as its contribution. Jasper is contributing $75,000, advancing $75,000 to RealBiz Media Group, Inc., (a former subsidiary of Monaker Group, Inc.) and the assets of the website (Name Your Fee) together with associated technology.

•	Converted 17,000 shares of Series D Preferred stock, upon investor request, into 563,610 shares of RealBiz Media Group, Inc. with a carrying value of $85,000.

Note 13 – Stockholders’ Deficit (continued)

Series D Preferred Stock (continued)

Dividends in arrears on the outstanding preferred shares total $1,454,141 as of August 31, 2015. The Company had 981,800 shares issued and outstanding as of August 31, 2015.

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

On May 2, 2012, the Board consented to (i) effect a 1-to-500 reverse split of the Company’s common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On June 26, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 5,000,000 to 500,000,000.

On June 25, 2015, the Board consented to (i) effect a 1-to-50 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

During the six months ended August 31, 2015, the Company:

•	Issued 355,549 shares of its common stock along with 190,840 one year common stock warrants with an exercise price between $0.50 and $12.50 for cash proceeds of $595,996.

•	Issued 69,500 shares of its common stock upon the exercise of 69,500 common stock warrants for cash proceeds of $88,725.

•	Issued 104,000 shares of its common stock in satisfaction of $107,950 in principal of convertible promissory notes in accordance with the terms of the notes.

•	Issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

•	Issued 20,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. ("Launch 360), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	Issued 9,586 shares of its common stock valued at $35,737 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

Note 13 – Stockholders’ Deficit (continued)

Common Stock (continued)

•	Issued 35,291 shares of its common stock valued at $150,217 and 22,291 one (1) year common stock warrants with an exercise price of $1.25 valued at $36,502 for a total amount of $186,719 for consulting services rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.40%, dividend yield of -0-%, volatility factor of 207.55% and expected life of one year.

The Company had 1,636,093 shares issued and outstanding as of August 31, 2015 post-split based upon the 1:50 reverse stock split that occurred on June 25, 2015 and has retroactively adjusted the consolidated financial statements according to ASC 260-10-55-12.

Common Stock Warrants

At August 31, 2015, there were 526,685 warrants outstanding with a weighted average exercise price of $6.26 and weighted average life of 1.67 years. During the six months ended August 31, 2015, the Company granted 255,631 warrants – 22,291 warrants for consulting fees, 12,500 warrants attached to Preferred Series C issuances, 190,840 warrants issued with common stock subscriptions and 30,000 warrants for inducement to settle modified debt; and 123,911 expired.

Common Stock Options

At August 31, 2015, there were 81 options outstanding with a weighted average exercise price of $362.50 and weighted average life of 6.09 years. During the six months ended August 31, 2015, no options were granted or exercised. Under the Monaker Group, Inc. 2009 Incentive Compensation Plan there are 99 shares of common stock that are reserved for future issuances.

Compensation expense relating to stock options granted during the six months ended August 31, 2015 and 2014, was $-0- .

Note 14 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the six months ended August 31st, 2015 and 2014 was $72,237 and $69,237 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

Our future minimum rental payments through February 28, 2016 is $65,455 consisting of rent expenditure of $48,455 offset by our tenant contribution of $17,000

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2018
			and
	FY 2016	FY 2017	thereafter	Totals
Consulting	$76,065	$152,130	$304,260	$532,455
Leases	50,516	3,091	-0-	53,607
Interest	90,000	180,000	360,000	630,000
Technology	66,882	133,764	267,528	468,174
Insurance	45,071	-0-	-0-	45,071
Other	9,000	18,000	36,000	63,000
Totals	$337,534	$486,985	$967,788	$1,792,307

Note 14 - Commitments and Contingencies (continued)

Legal Matters

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims employment issues, and vendor matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

The Company did not generate any revenue outside the United States for the six months ended August 31, 2015 and 2014 and did not have any assets located outside the United States.

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

Note 16 – Fair Value Measurements (continued)

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with a increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. Effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

The following table sets forth the liabilities as of August 31, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	August 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$186,514	$-0-	$-0-	$186,514
Total	$186,514	$-0-	$-0-	$186,514

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended August 31, 2015:

August 31, 2015
Beginning balance	$287,149
Change in fair value of embedded conversion feature of:
Gain on change in fair value of derivatives on convertible promissory notes	100,635
Ending balance	$186,514

Note 17 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During September 2015, the Company:

•	received $25,000 in proceeds and issued 10,000 shares of Common stock and 40,000 one year common stock warrants with an exercise price of $0.10

•	received $250,000 in proceeds as part of a subscription for 100,000 shares of common stock and 100,000 one year common stock warrants with an exercise price of $1.50.

•	received $75,000 in relation to the negotiation of a dividend agreement with RealBiz Media Group, Inc.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 16, 2015 are those that depend most heavily on these judgments and estimates. As of August 31, 2015, there had been no material changes to any of the critical accounting policies contained therein.

Overview

We are a media based company utilizing video as a key driver to create consumer awareness of products and opportunities in the travel, home and employment sectors. To further loyalty and long term relationships we have created a membership reward programs and multiple business associations and partnerships. Additionally we hold a 51% majority ownership in Name Your Fee, LLC. for the employment segment, a minority interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), servicing the real estate segment and a 10% ownership in R&R Television Network a company services the lifestyle industry. The Company’s mission has been to both create and acquire travel, employment and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components designed to engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice. Since our deconsolidation of RealBiz, our only operational segment is our travel segment.

Summary

Monaker Group, Inc. (“Monaker”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through its Home & Away Club membership programs. During the six months ended August 31, 2015, all of our revenue was derived from our travel operations. The Company generates revenue from commissions from traditional sales of our travel products and expects to accelerate its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees, (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home& Away Club memberships.

The Company’s Media Group concentrates awareness campaigns through its three divisions:

(1) Travel – which encompasses Maupintour (one of the oldest luxury tour operators in the United States) NextTrip.com/Voyage.tv, a video and media website with thousands of hours of travel footage.

(2) Employment - the NameYourFee.com website which is designed to allow recruiters to expand their reach of candidates to potential employers.

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

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

Revenues

Our total revenues decreased 63% to $149,267 for the three months ended August 31, 2015, compared to $406,345 for the three months ended August 31, 2014, a decrease of $257,078. The decrease is mainly due to the deconsolidation of our former subsidiary RealBiz and no longer includes the revenue of RealBiz.

Revenues from the travel segment increased 29% to $149,267 for the three months ended August 31, 2015, compared to $116,130 for the three months ended August 31, 2014, an increase of $33,137. The increase is attributable to an increase in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from the RealBiz real estate media decreased 100% to $0 for the three months ended August 31, 2015, compared to $290,215 for the three months ended August 31, 2014, a decrease of $290,215 due to the deconsolidation of our former subsidiary RealBiz and no longer including the revenue of RealBiz.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 54% to $929,951 for the three months ended August 31, 2015, compared to $2,031,372 for the three months ended August 31, 2014, a decrease of $1,101,421. This decrease was mainly attributable to deconsolidation of the expenses of the former consolidated subsidiary RealBiz Media Group, Inc.

Other Income (Expenses)

Interest expense decreased 84% to $47,879 for three months ended August 31, 2015, compared to $291,315 for three months ended August 31, 2014, a decrease of $243,436 primarily due to the conversion of interest bearing debt into shares of our stock and the stock of our former consolidated subsidiary RealBiz. Gain on change in fair value of derivatives increased 382% to $133,896 for the three months ended August 31, 2015, compared to $27,770 for three months ended August, 31, 2014, an increase of $106,126 primarily due to change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options. Loss from the proportionate share of investment in unconsolidated affiliate increased 100% to $414,800 for the three months ended August 31, 2015, compared to $-0- for three months ended August, 31, 2014, an increase of $414,800 primarily due to the change to the equity method of accounting as a result of the deconsolidation of the our former consolidated subsidiary RealBiz.

Net Loss

We had a net loss of $1,110,383 for the three months ended August 31, 2015, compared to net loss of $1,882,824 for the three months ended August 31, 2014, a decrease of $772,441. The decrease in loss from 2014 to 2015 was primarily due as a result of the deconsolidation of our former consolidated subsidiary RealBiz Media Group, Inc.

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 2015 Compared to the Six Months Ended August 31, 2014

Revenues

Our total revenues decreased 35% to $485,360 for the six months ended August 31, 2015, compared to $751,302 for the six months ended August 31, 2014, a decrease of $265,942. The decrease is mainly due to the deconsolidation of our former subsidiary RealBiz and no longer including the revenue of RealBiz. The decrease was partially offset by the receipt of deferred revenue.

Revenues from the travel segment increased 135% to $485,360 for the six months ended August 31, 2015, compared to $206,286 for the six months ended August 31, 2014, an increase of $279,074. The increase is attributable to the receipt of deferred revenue.

Revenues from the RealBiz real estate media decreased 100% to $0 for the six months ended August 31, 2015, compared to $545,016 for the six months ended August 31, 2014, a decrease of $545,016 due to the deconsolidation of our former subsidiary RealBiz and no longer including the revenue of RealBiz.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 61% to $1,557,270 for the six months ended August 31, 2015, compared to $3,957,215 for the six months ended August 31, 2014, a decrease of $2,399,945. This decrease was mainly attributable to deconsolidation of the expenses of the former consolidated subsidiary RealBiz.

Other Income (Expenses)

Interest expense increased 253% to $1,879,105 for six months ended August 31, 2015, compared to $532,850 for six months ended August 31, 2014, an increase of $1,346,255 is due primarily to the inducement expense of converting a debt holder to common shares and warrants as disclosed in note 12. Loss on conversion of debt increased 100% to $224,000 for six months ended August 31, 2015, compared to $0 for six months ended August 31, 2014, a loss due primarily to the inducement expense of converting a debt and equity holder to common shares. Gain on change in fair value of derivatives decreased 91% to $100,635 for the six months ended August 31, 2015, compared to $1,143,567 for six months ended August, 31, 2014, a decrease of $1,042,932 primarily due to change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options. Loss from the proportionate share of investment in unconsolidated affiliate increased 100% to $758,231 for the six months ended August 31, 2015, compared to $-0- for six months ended August, 31, 2014, an increase of $758,231 primarily due to the change to the equity method of accounting as a result of the deconsolidation of the our former consolidated subsidiary RealBiz. Other income (expense) decreased 101% to a $1,733 loss for the six months ended August 31, 2015, compared to a $166,084 gain for six months ended August, 31, 2014, a decrease of $167,817 primarily due as a result of the deconsolidation of our former consolidated subsidiary RealBiz.

Net Loss

We had a net loss of $3,834,344 for the six months ended August 31, 2015, compared to net loss of $2,429,112 for the six months ended August 31, 2014, an increase of $1,405,232. The 58% increase in loss from 2014 to 2015 was primarily due to an increase of $1,346,255 in interest expense including loss on inducement expense on conversion of debt and to a lesser extent a decrease in the gain on change in fair value of derivatives of $1,042,932, an increase of $758,231 in the loss from proportionate share of investment in unconsolidated affiliate and as a result of the deconsolidation of the our former consolidated subsidiary RealBiz, an increase of $224,000 in the loss on conversion of debt and an increase of $167,817 of other expense offset by a decrease in operating loss of $2,134,003.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2018
			and
	FY 2016	FY 2017	thereafter	Totals
Consulting	$76,065	$152,130	$304,260	$532,455
Leases	50,516	3,091	-0-	53,607
Interest	90,000	180,000	360,000	630,000
Technology	66,882	133,764	267,528	468,174
Insurance	45,071	-0-	-0-	45,071
Other	9,000	18,000	36,000	63,000
Totals	$337,534	$486,985	$967,788	$1,792,307

Liquidity and Capital Resources

At August 31, 2015, we had $20,367 cash on-hand, a decrease of $206,045 from $226,412 at the start of fiscal 2016. The decrease in cash was due primarily to operating expenses, website development costs and advances to affiliates.

Net cash used in operating activities was $954,366 for the six months ended August 31, 2015, a decrease of $726,521 from $1,680,887 used during the six months ended August 31, 2014. This decrease was primarily due to an increase in loss on inducement to convert included in interest expense, a decrease in the gain on change in fair value of derivatives, an increase in loss from proportionate share of investment in unconsolidated affiliate, a decrease in the noncontrolling interest in loss of consolidated subsidiaries, an increase in loss on debt conversions, an increase in stock based compensation, offset by increases in net loss and to a lesser extent a decrease in the amortization of intangibles, a decrease in amortization of debt, a decrease in directors fees, a decrease in accounts payable and accrued expenses.

Net cash used in investing activities decreased to $10,000 the six months ended August 31, 2015, compared to $433,639 for the six months ended August 31, 2014, a decrease of $423,639 primarily due as a result of the deconsolidation of the our former consolidated subsidiary RealBiz and how we have minimal website development costs.

Net cash provided by financing activities decreased by $1,309,686 to $758,321, for the six months ended August 31, 2015, compared to $2,068,007 for the six months ended August 31, 2014. This decrease was primarily due as a result of the deconsolidation of our former consolidated subsidiary RealBiz and 2014 included financings of RealBiz and 2015 does not.

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

We are a media company currently primarily focusing on travel and real estate by utilizing multiple media platforms including the Internet, radio and television. As a company that has recently changed our business model and emerged from the development phase with a limited operating history, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our multi-platform media revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. Our ability to generate revenues depends, among other things, on our ability to create enough viewership to provide advertisers, sponsors, travelers and homebuyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of August 31, 2015, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, we have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on June 16, 2015. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we intend to expand our board of directors and establish an independent audit committee consisting of individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended August 31, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

•	Issued 355,549 shares of its common stock along with 190,840 one year common stock warrants with an exercise price between $0.50 and $12.50 for cash proceeds of $595,996.

•	Issued 69,500 shares of its common stock upon the exercise of 69,500 common stock warrants for cash proceeds of $88,725.

•	Issued 2,000 shares of its Series C Preferred stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received $10,000 in cash proceeds.

•	Issued 3,500 shares of its Series C Preferred stock along with 4,500 one (1) year common stock warrants with an exercise price of $2.50 for $17,500 of proceeds received from prior year advances

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended August 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Monaker Group, Inc.’s Quarterly Report on Form 10-Q for the six months ended August 31, 2015 filed October 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: October 16, 2015	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2015	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

