Form 10-Q/A
period 2014-11-30
Monaker Group, Inc.
filed 2015-11-20
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission File No. 000-52669

MONAKER GROUP INC.,

f/k/a NEXT 1 INTERACTIVE, INC.

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

As of January 15, 2015, there were 21,108,347 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the nine months ended November 30, 2014 (the “Original Filing”) that was filed with the Securities and Exchange Commission on January 15, 2015 to reflect and disclose the deconsolidation of the registrant’s former subsidiary RealBiz Media Group, Inc. that was excluded from the Original Filing and the resulting restatement of its financial statements included in the Original Filing. See Note 2 in the unaudited consolidated financial statements. In addition, as currently required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Monaker Group, Inc.

f/k/a Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30,	February 28,
	2014	2014
	(Unaudited)

Assets
Current Assets
Cash	$3,267	$117,818
Accounts receivable, net of allowance for doubtful accounts	-	61,635
Stock subscription receivable	-	48,380
Prepaid expenses and other current assets	112,748	101,691
Security deposits	13,206	26,662
Total current assets	129,221	356,186

Investment in unconsolidated affiliates	6,398,958	-
Dividends receivable	881,587	-
Property and equipment, net	-	55,385
Website development costs and intangible assets, net	186,171	4,081,327
Total assets	$7,595,937	$4,492,898

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,451,004	$2,768,831
Other current liabilities	182,909	56,103
Derivative liabilities - convertible promissory notes	262,004	1,355,613
Convertible promissory notes, net of discount of $-0- and $70,401, respectively	6,828,386	7,379,985
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	650,000
Due to affiliates	66,195	-
Other advances	68,000	68,000
Other notes payable	145,000	145,000
Shareholder loans	379,000	379,000
Notes payable - current portion	924,072	1,103,450
Total current liabilities	12,331,570	13,905,982

Convertible promissory notes related party - long term portion, net of discount of $-0- and $-0-, respectively	150,000	-
Total liabilities	12,481,570	13,905,982

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at November 30, 2014 and February 28, 2014	22,160	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 285,900 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 153,400 and 42,000 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	2	-
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 860,900 and 860,520 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	9	9
Common stock, $.00001 par value; 500,000,000 shares authorized; 411,167 shares issued and outstanding at November 30, 2014 and 351,586 shares issued and outstanding at February 28, 2014, respectively	4	4
Additional paid-in-capital	79,138,227	73,877,237
Stock subscription receivable	(5,000)	(5,000)
	79,155,405	73,894,413
Accumulated other comprehensive income	-	119,235
Accumulated deficit	(84,041,038)	(87,625,076)
Total Monaker Group, Inc. stockholders' deficit	(4,885,633)	(13,611,428)
Noncontrolling interest	-	4,198,344
Total stockholders' deficit	(4,885,633)	(9,413,084)
Total liabilities and stockholders' deficit	$7,595,937	$4,492,898

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

f/k/a Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2014	2013	2014	2013

Revenues
Travel and commission revenues	$89,393	$91,263	$295,679	$413,256
Real estate media revenue	220,948	299,956	765,964	857,255
Total revenues	310,341	391,219	1,061,643	1,270,511

Operating expenses
Cost of revenues (exclusive of amortization)	218,079	74,530	678,185	360,391
Technology and development	155,904	347,475	850,854	1,070,917
Salaries and benefits	458,331	489,603	1,708,965	1,710,404
Selling and promotions expense	46,995	100,789	241,023	226,105
Warrant modfication expense	17,202	-	17,202	-
Impairment of ReachFactor intangible assets	125,000	-	125,000	-
General and administrative	716,144	2,431,260	2,073,641	3,709,833
Total operating expenses	1,737,655	3,443,657	5,694,870	7,077,650

Operating loss	(1,427,314)	(3,052,438)	(4,633,227)	(5,807,139)

Other income (expense)
Interest expense	(376,980)	(170,338)	(909,830)	(509,525)
Loss on settlement of debt	-	(3,285,541)	-	(3,319,446)
Derivative liability expense	(234,303)	-	(234,303)	-
Gain (loss) on legal settlement	-	(31,691)	-	38,287
Gain (loss) on change in fair value of derivatives	(40,635)	(4,884,803)	1,102,932	(8,608,398)
Gain on deconsolidation of subsidiary	6,255,188	-	6,255,188	-
Loss from proportionate share of investment in unconsolidated affiliate	(179,567)	-	(179,567)	-
Other income (expense)	2,303	(19,748)	168,387	(18,677)
Total other income (expense)	5,426,006	(8,392,121)	6,202,807	(12,417,759)

Net income (loss)	3,998,692	(11,444,559)	1,569,580	(18,224,898)

Net income attributable to the noncontrolling interest	1,211,386	932,774	2,017,039	1,199,931

Net income (loss) attributable to Monaker Group, Inc.	$5,210,078	$(10,511,785)	$3,586,619	$(17,024,967)

Preferred Stock Dividend	-	(1,277)	(2,582)	(15,433)

Net income (loss) attributable to Common Shareholders	$5,210,078	$(10,513,062)	$3,584,037	$(17,040,400)

Weighted average number of common shares outstanding
Basic	411,167	280,694	405,854	273,513

Diluted	6,503,931	280,694	6,498,618	273,513

Basic income (loss) per share attributable to common shareholders	$12.67	$(37.45)	$8.83	$(62.30)

Diluted income (loss) per share attributable to common shareholders	$0.87	$(37.45)	$0.62	$(62.30)

Comprehensive income (loss):		.
Unrealized income (loss) on currency translation adjustment	121,829	(34,991)	120,151	(54,517)
Comprehensive income (loss)	$5,331,907	$(10,548,053)	$3,704,188	$(17,094,917)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

f/k/a Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	November 30,
	2014	2013
Cash flows from operating activities:
Net income (loss) attributable to Monaker Group, Inc.	$3,586,619	$(17,024,967)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(2,017,039)	(1,199,931)
Gain on deconsolidation of subsidiary	(6,255,188)	-
Loss from proportionate share of investment in unconsolidated affiliate	179,567	-
Impairment of intangible assets	125,000	-
Warrant modification expense	17,202	-
Derivative liability expense	234,303	-
Loss on settlement of debt	-	3,319,446
Gain on legal settlement	-	(38,287)
Bad debt expense	-	76,823
Amortization and depreciation	1,260,415	1,070,916
Amortization of discount on notes payable	445,401	26,804
Stock based compensation and consulting fees	513,877	1,600,578
Directors fees	200,000	-
(Gain) loss on change in fair value of derivatives	(1,102,932)	8,608,398
Changes in operating assets and liabilities:
Increase in accounts receivable	(56,773)	(61,629)
(Increase) decrease in prepaid expenses and other current assets	(11,057)	9,694
Decrease (increase) in security deposits	10,156	(341)
Decrease in due to affiliates	(144,891)	-
Increase in accounts payable and accrued expenses	672,252	36,216
Increase (decrease) in other current liabilities	29,371	(45,931)
Net cash used in operating activities	(2,313,717)	(3,622,211)

Cash flows from investing activities:
Payments related to website development costs	(576,677)	(539,800)
Payments for computer equipment	(2,514)	(43,777)
Deconsolidation of subsidiary	(20,066)	-
Retirement of Series D shares	-	(6,002)
Advances related to notes receivable	-	(20,000)
Proceeds received related to notes receivable	-	20,000
Net cash used in investing activities	(599,257)	(589,579)

Cash flows from financing activities:
Proceeds from convertible promissory notes	470,000	-
Payments on convertible promissory notes	-	(70,500)
Proceeds from other notes payable	-	90,000
Principal payments of other notes payable	(37,829)	(120,000)
Principal payments of settlement agreements	-	(64,167)
Proceeds from shareholder loans	-	55,000
Proceeds from sundry notes payable	-	35,000
Principal payments on sundry notes payable	-	(96,677)
Proceeds from issuance of Series B preferred shares	200,000	-
Proceeds from issuance of Series C preferred shares	547,000	-
Proceeds from issuance of Series D preferred shares	-	1,151,000
Proceeds from collection of stock subscription receivable	48,380	105,000
Proceeds from exercise of common stock warrants	157,680	60,000
Proceeds received in advance for common stock subscriptions	277,500	13,500
Proceeds from issuance of common stock and warrants	1,134,776	3,926,000
Net cash provided by financing activities	2,797,507	5,084,156

Effect of exchange rate changes on cash	916	54,517

Net (decrease) increase in cash	(114,551)	926,883

Cash at beginning of period	117,818	36,351

Cash at end of period	$3,267	$963,234

Monaker Group, Inc.

f/k/a Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	For the nine months ended
	November 30,
	2014	2013

Supplemental disclosure:
Cash paid for interest	$180,406	$282,677

Supplemental disclosure of non-cash investing and financing activity:
Next 1 Interactive, Inc.:
Series A shares converted to Series C shares:
Value of preferred stock	$-	$150,000
Shares issued	-	150,000

Shares/Warrants issued for conversion of debt to equity:
Common stock:
Value	$7,000	$6,334
Shares	700,000	618,000

Series D Preferred:
Value	$-	$28,067
Shares	-	5,613
Warrants	-	50,000

Preferred stock converted into RealBiz Media Group, Inc. common stock:
Series B Preferred:
Value	$343,500	$542,750
Shares	68,700	108,550

Series C Preferred:
Value of preferred stock	$180,000	$150,000
Shares issued	36,000	30,000

Series D Preferred:
Value	$198,100	$2,884,370
Shares	39,620	576,695

Previously subscribed shares now issued:
Series D Preferred:
Value of preferred stock	$-	$100,000
Shares issued	-	20,000

Convertible promissory note assignments - net of $1,549 of payments	$28,451	$-

Convertible promissory notes converted into RealBiz Media Group, Inc. common stock
Value	$155,000	$56,431
Shares	3,100,000	37,500

Embedded beneficial conversion feature in convertible promissory notes	$375,000	$-

Increase in investment in RBIZ Series A Preferred shares based upon the "top up" provision in the certificate of designation:
Value	$5,196,720	$-
Shares	28,983,600	-

Reduction in investment in RBIZ Series A Preferred shares for issuances of RBIZ shares issued for conversion of Next 1 Preferred Stock and Debt:
Value	$1,287,082	$-
Shares	53,198,347	-

RealBiz Media Group, Inc.:

Purchase of ReachFactor Intangible Assets
Value	$600,000	$-
Shares	4,000,000	-

Promissory notes converted into common stock:
Value	$220,000	$-
Shares	1,466,666	-

Reduction of Series A Preferred shares for conversion of Next 1 Interactive, Inc.'s Preferred Shares and Debt:
Value	$1,287,082	$-
Shares	53,198,347	-

Costs associated with convertible promissory notes:
Derivative liability expense	$234,303	$-

Loan origination fees	$55,000	$-

Series A Preferred shares converted to common stock:
Value	$-	$299,512
Shares	-	5,990,238

Next 1 Interactive, Inc. Preferred Series B shares converted to common stock:
Value	$343,500	$542,750
Shares	6,870,000	1,085,500

Next 1 Interactive, Inc. Preferred Series C shares converted to common stock:
Value	$130,000	$150,000
Shares	1,300,000	1,500,000

Next 1 Interactive, Inc. Preferred Series D shares converted to common stock:
Value	$168,100	$2,884,373
Shares	1,120,555	19,222,614

Next 1 Interactive, Inc. convertible promissory notes converted to common stock:
Value	$155,000	$56,431
Shares	3,100,000	37,500
Warrants	-	690,232

Purchase of ReachFactor Intangible Assets
Value	$600,000	$-
Shares	4,000,000	-

Promissory notes converted into common stock:
Value	$220,000	$-
Shares	1,466,666	-

Series A Preferred shares issued for "top up" provision:
Value	$5,196,720	$-
Shares	25,990,238	-

Reduction of Series A Preferred shares for conversion of Next 1 Interactive, Inc.'s Preferred Shares and Debt:
Value	$1,287,082	$-
Shares	53,198,347	-

Preferred stock dividend	$236,992	$354,200

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc., f/k/a Next 1 Interactive Inc. (“Monaker” or the “Company”), is a digital media marketing company focusing on lifestyle enrichment for consumers in the Travel, Home and Employment sectors. Core to its marketing services are key elements including proprietary video-centered technology and established partnerships that enhance its reach. Video is quickly becoming consumers’ preferred method of searching and educating themselves prior to purchases. Monaker’s video creation technology and film libraries combine to create lifestyle video offerings that can be shared both to its customers and through “trusted distribution systems” of its major partners. Monaker holds licenses and/or expertise in the travel, real estate and employment sectors, allowing it to capture fees at the point of purchase while the majority of transactions are handled by Monaker’s partners, eliminating much of the typical overhead associated with fulfillment.

Monaker Group’s core holdings include Maupintour, Nexttrip.com, NameYour Fee.com and prior to the October 31, 2014 deconsolidation RealBiz Media Group, Inc. (“RealBiz”). RealBiz generated revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has four divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) Nestbuilder.com /Nestbuilder Agent its consumer and agent websites with over 1.6 million video listings and agent marketing platforms (iii) its Real Estate Virtual Tour, MicroVideo App and Media group and (iv) ReachFactor – its agent social media marketing division. The cornerstone of all four divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music.

Presently, Monaker Group’s core holdings include three divisions: travel, employment and membership rewards, helping it to deliver marketing solutions to consumers at home, work and play:

Travel Division:

•	Maupintour is the oldest luxury tour company in the US having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine- tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world.

•	NEXT TRIP will provide access to travel video supported by full service travel divisions and key partnerships with multiple cruise and tour groups within the United States. It will include website and the introduction of a Mobile App tying key product offerings including the Home & Away Club platforms prior to year-end. Next Trip will use network original programs with thousands of hours of travel footage to create valuable and relevant content for its viewers. The Company also owns Cruise Shoppes and Stingy Travel allowing it to serve the entire travel spectrum with travel licenses including ARC, IATA, CLIA & Florida Seller of Travel.

•	Voyage.tv was acquired to access the thousands of hours of travel footage shot in over 30 countries around the world. There are in excess of 15,000 clips of hotels, resorts, cruise and destination activities that can assist in the creation of travel video for education purposes.

Employment Division:

•	NameYourFee.com On April 20, 2015, the Company along with Jasper Group Holdings, Inc. entered into a Joint Venture Agreement to utilize and develop www.NameYourFee.com website which provides tools for employment agencies to market their services. Next 1’s ownership in the Joint Venture is 51% and the Jasper Group is 49%. Each shares in capital contributions and well as participate in the net profits. NameYour Fee.com is a next generation job recruiting solution that allows employers to specify the amount of commission they are willing to pay a recruiting firm for placing candidates. Recruiters can review the opportunity and accept or reject based upon their current order flow. Traditionally, recruiting firms charge up to 30% of the candidate’s first year salary but under this scenario the market can find and negotiate a fee solution. NameYour Fee.com starts with a significant advantage through its ability to access significant databases in North America through Jasper Group’s related companies, such as the Job Channel Network and CandidateXchange. The immediate goal is to continue to grow these partnerships along with integrating the first video candidate solution by contracting rights for the employment vertical utilizing Realbiz Media Group, Inc. patented video technology platforms that allow it to process over 500,000 images an hour and convert pictures to video and text to voice in order to create an automated video. Additionally, the Company has developed the Ezflix video app which will be modified for the employment arena allowing both job candidate and companies to create, review and share video. The Jasper Group principles include Joe Abrams (co-founder of the parent company of My Space).

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Nature of Operations and Business Organization (continued)

Membership Rewards Division:

•	The Home & Away Club is a membership platform that operates similar to a “Costco Model” where goods are sold at close to cost and operational profit is derived from membership fees. The club is designed to aid both home owners and private label affinity groups alike. Club offerings are far reaching as they give members access to all of existing travel product lines including Cruises, Hotels and Resorts, Airfare, and Car Rental. The Club also has a comprehensive lineup of Lifestyle offerings that include Golf, Skiing, Wine Clubs, High End Merchandise, Sports, Concert and Entertainment Tickets, Cosmetics, Spa, and Wellness programs. During this quarter the club will be introducing roughly 1 million new home services and products. Notably, all Club products carry a best value guarantee, and savings to the member can be substantial. The Company also sells Home & Away Club membership to real estate agents as a means to allow them to benefit their customers and stay in contact with them through the rewards program. With the Home & Away Club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients.

RealBiz Media Group, Inc.

Previous to the deconsolidation date of October 31, 2014, our former subsidiary RealBiz focused on real estate media advertising and engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media generated revenue from advertising revenues and through real estate agent and broker service fees. RealBiz positioned itself in the following eight areas summarized here and explained in more detail below:

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

RealBiz Media Group, Inc. (continued)

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Deconsolidation

Monaker prepares its unaudited consolidated financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with accounting guidance for consolidation, prior to the Deconsolidation Date of October 31, 2014, the accompanying unaudited consolidated financial statements present the consolidated results of the Company including its investment in RealBiz Media Group, Inc. On the deconsolidation date, in accordance with ASC 810-10-50-1B and the voting interest model, which basically requires that an entity consolidate another entity if it owns a majority (greater than 50%) of that other entity, Monaker commenced accounting for its investments in RealBiz in accordance with the equity method of accounting as of the deconsolidation date. See Note 2 for discussion on restatement of previously issued unaudited consolidated financial statements.

Use of Estimates

The Company’s significant estimates include allowance for doubtful accounts, valuation of intangible assets, stock based compensation, accrued expenses and derivative liabilities. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While the Company believes that such estimates are fair when considered in conjunction with the unaudited consolidated financial statements taken as a whole, the actual amounts of such estimates, when known, will vary from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

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

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company incurred depreciation expense of $12,121 and $-0- for the nine months ended November 30, 2014 and 2013, respectively all of which belong to RealBiz. Property and equipment related to RealBiz have been deconsolidated from the financial statements as of October 31, 2014.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the nine months ended November 30, 2014, the Company has capitalized $52,190 of costs associated with the development of a mobile app that has not been placed into service. Software development costs related to RealBiz have been deconsolidated from the financial statements as of October 31, 2014.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge on its intangible assets of $125,000 and $-0- during the nine months ended November 30, 2014 and 2013, respectively (See note 3), related to our deconsolidated subsidiary RealBiz. Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,361,275 of which $1,236,275 was related to RealBiz and $1,070,916 for the nine months ended November 30, 2014 and 2013, respectively.

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

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. On June 25, 2015, the Board consented to (i) effect a 50-to-1 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The unaudited consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

The Company’s common stock equivalents include the following:

November 30, 2014
Series A convertible preferred stock issued and outstanding	4,432,028
Series B convertible preferred stock issued and outstanding	5,144
Series C convertible preferred stock issued and outstanding	65,360
Series D convertible preferred stock issued and outstanding	346,760
Warrants to purchase common stock issued, outstanding and exercisable	328,265
Stock options issued, outstanding and exercisable	81
Shares on convertible promissory notes	1,123,459
6,301,097

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying unaudited consolidated financial statements. Advertising expense for the nine months ended November 30, 2014 and 2013, was $241,024 and $226,105, respectively.

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

ASC 740-10 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the unaudited consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange loss of $8,797 of which $7,842 was attributable to our former subsidiary RealBiz and a gain of $4,417 for the nine months ended November 30, 2014 and 2013 respectively. The foreign currency exchange gains and losses are included as a component of other (income) expense, net, in the accompanying Consolidated Statements of Operations. For the nine months ended November 30, 2014 and 2013 the unrealized gain/loss on foreign currency translation adjustment was a gain of $120,151 and a loss $54,517 respectively.

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website. Translation of amount from Canadian dollars into United States dollars was made at the following exchange rates for the respective periods:

•	As of October 31, 2014, the date of the deconsolidation of our former subsidiary RealBiz - Canadian dollar $0.89330 to US $1.00

•	For the eight months ended October 31, 2014, the date of the deconsolidation of our former subsidiary RealBiz - Canadian dollar $0.913120 to US $1.00

Recent Accounting Pronouncements

There are no recently adopted accounting pronouncements or recent accounting pronouncements not yet adopted that will have a material impact on the Company’s unaudited consolidated financial statements.

Note 2 – Restatement of Previously Issued Unaudited Consolidated Financial Statements

May 29, 2015, Monaker Group, Inc.’s management determined that the Company’s consolidated financial statements as of and for the three and nine months ended November 30, 2014, should be restated, and should no longer be relied upon. The restatement resulted from a re-examination of the Company’s ownership interest in Realbiz Media Group, Inc. (“Realbiz”). Such re-examination resulted in the finding and conclusion that although the composition of the board of directors of each of the Company and Realbiz were substantially the same, the Company no longer had control over the operating and financial policies of Realbiz due to the Company’s decreased ownership interest in Realbiz. The Company has been deemed to no longer have controlling interest in its consolidated subsidiary during the quarter ended November 30, 2014 and is required to deconsolidate as of that time requiring an amendment to, and restatement of, the consolidated financial statements.  Accordingly, financial results of Realbiz that had been consolidated with the financial results of the Company, should be deconsolidated.

After November 30, 2014, the Company is a standalone company focused solely on media and marketing of travel, membership programs and employment but still maintaining a non-controlling investment in Realbiz.   Realbiz, the former consolidated subsidiary, is now a standalone company focused exclusively on technology solutions for the real estate industry.  When the Company originally made its majority controlled investment in Realbiz in October 2012, it was its intention to reduce its investment to the level that the two companies would deconsolidate. Management discussed these matters with the Company’s independent registered public accounting firms and appropriately filed a Form 8-K.

As a result of the deconsolidation, which took effect on October 31, 2014, we are restating our unaudited consolidated financial statements for the three and nine months ended November 30, 2014 and 2013, in this Form 10-Q/A. We are effectively extracting one month of activity from our former subsidiary RealBiz and all of RealBiz’s assets and liabilities as well. In addition to the restatement of our unaudited consolidated financial statements, we have restated the following notes to the unaudited consolidated financial statements to reflect changes as a result of the deconsolidation:

•	Note 1 - Summary of Business Operations and Significant Accounting Policies

•	Note 3 - Going Concern

•	Note 4 – Investment in Equity Instruments and Deconsolidation

•	Note 5 – Property and Equipment

•	Note 6 – Website Development Costs and Intangible Assets

•	Note 7 – Accounts Payable and Accrued Expenses

•	Note 8 – Notes Payable

•	Note 9 – Other Notes Payable

•	Note 11 – Shareholder Loans

•	Note 12 – Convertible Promissory Notes

•	Note 13 – Stockholders’ Deficit

•	Note 14 - Commitments and Contingencies

•	Note 15 – Segment Reporting

•	Note 16 – Fair Value Measurements

•	Note 17 – Subsequent Events

 Note 2 – Restatement of Previously Issued Unaudited Consolidated Financial Statements (continued)

The following tables present the effect of the correction of the error and adjustments on line items of our previously reported unaudited consolidated financial statements for the three and nine months ended November 30, 2014:

	Unaudited Consolidated Balance Sheet
	November 30, 2014
	(As Reported)	Adjustments	(As Restated)

Assets
Current Assets
Cash	$15,789	$(12,522)	$3,267
Accounts receivable, net of allowance for doubtful accounts	87,808	(87,808)	-
Prepaid expenses and other current assets	116,554	(3,806)	112,748
Security deposits	16,506	(3,300)	13,206
Total current assets	236,657	(107,436)	129,221

Investment in unconsolidated affiliates	-	6,398,958	6,398,958
Dividends receivable	-	881,587	881,587
Property and equipment, net	41,912	(41,912)	-
Website development costs and intangible assets, net	3,640,936	(3,454,765)	186,171
Total assets	$3,919,505	$3,676,432	$7,595,937

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,415,706	$(964,702)	$2,451,004
Other current liabilities	88,561	94,348	182,909
Derivative liabilities - convertible promissory notes	547,757	(285,753)	262,004
Convertible promissory notes, net of discount of $-0- and $70,401, respectively	6,897,141	(68,755)	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	-	1,025,000
Due to affiliates	-	66,195	66,195
Other advances	68,000	-	68,000
Other notes payable	145,000	-	145,000
Shareholder loans	399,600	(20,600)	379,000
Notes payable - current portion	1,094,072	(170,000)	924,072
Total current liabilities	13,680,837	(1,349,267)	12,331,570

Convertible promissory notes related party - long term portion, net of discount of $-0- and $-0-, respectively	150,000	-	150,000
Total liabilities	13,830,837	(1,349,267)	12,481,570

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at November 30, 2014 and February 28, 2014	22,160	-	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 285,900 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	3	-	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 153,400 and 42,000 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	2	-	2
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 860,900 and 860,520 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	9	-	9
Subscription advances	147,500	(147,500)
Common stock, $.00001 par value; 500,000,000 shares authorized; 411,167 and 351, 586 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	206	(202)	- 4
Additional paid-in-capital	72,240,600	6,897,627	79,138,227
Stock subscription receivable	(5,000)	-	(5,000)
	72,405,480	6,749,925	79,155,405
Accumulated other comprehensive income	121,892	(121,892)	-
Accumulated deficit	(90,707,268)	6,666,230	(84,041,038)
Total Next 1 Interactive, Inc. stockholders' deficit	(18,179,896)	13,294,263	(4,885,633)
Noncontrolling interest	8,268,564	(8,268,564)	-
Total stockholders' deficit	(9,911,332)	5,025,699	(4,885,633)
Total liabilities and stockholders' deficit	$3,919,505	$3,676,432	$7,595,937

Note 2 – Restatement of Previously Issued Unaudited Consolidated Financial Statements (continued)

	Consolidated Statements of Operations and Comprehensive Income (Loss)
	(Unaudited)
	For the three months ended			For the nine months ended
	November 30, 2014			November 30, 2014
	(As Reported)	Adjustments	(As Restated)	(As Reported)	Adjustments	(As Restated)

Revenues
Travel and commission revenues	$89,394	$(1)	$89,393	$295,680	$(1)	$295,679
Real estate media revenue	314,556	(93,608)	220,948	859,572	(93,608)	765,964
Total revenues	403,950	(93,609)	310,341	1,155,252	(93,609)	1,061,643

Operating expenses
Cost of revenues (exclusive of amortization)	282,461	(64,382)	218,079	742,567	(64,382)	678,185
Technology and development	347,475	(191,571)	155,904	1,042,425	(191,571)	850,854
Salaries and benefits	565,393	(107,062)	458,331	1,816,027	(107,062)	1,708,965
Selling and promotions expense	78,686	(31,691)	46,995	272,714	(31,691)	241,023
Warrant modfication expense	17,202	-	17,202	17,202	-	17,202
Impairment of ReachFactor intangible assets	125,000	-	125,000	125,000	-	125,000
General and administrative	846,033	(129,889)	716,144	2,203,530	(129,889)	2,073,641
Total operating expenses	2,262,250	(524,595)	1,737,655	6,219,465	(524,595)	5,694,870

Operating loss	(1,858,300)	430,986	(1,427,314)	(5,064,213)	430,986	(4,633,227)

Other income (expense)
Interest expense	(382,241)	5,261	(376,980)	(915,091)	5,261	(909,830)
Derivative liability expense	(234,303)	-	(234,303)	(234,303)	-	(234,303)
Gain (loss) on change in fair value of derivatives	(21,168)	(19,467)	(40,635)	1,122,399	(19,467)	1,102,932
Gain on deconsolidation of subsidiary	-	6,255,188	6,255,188	-	6,255,188	6,255,188
Loss from proportionate share of investment in unconsolidated affiliate	-	(179,567)	(179,567)	-	(179,567)	(179,567)
Other income (expense)	4,379	(2,076)	2,303	170,463	(2,076)	168,387
Total other income (expense)	(633,333)	6,059,339	5,426,006	143,468	6,059,339	6,202,807

Net income (loss)	(2,491,633)	6,490,325	3,998,692	(4,920,745)	6,490,325	1,569,580

Net income attributable to the noncontrolling interest	1,035,482	175,904	1,211,386	1,841,135	175,904	2,017,039

Net income (loss) attributable to Monaker Group, Inc.	$(1,456,151)	$6,666,229	$5,210,078	$(3,079,610)	$6,666,229	$3,586,619

Preferred Stock Dividend	-	-	-	(2,582)	-	(2,582)

Net income (loss) attributable to Common Shareholders	$(1,456,151)	$6,666,229	$5,210,078	$(3,082,192)	$6,666,229	$3,584,037

Weighted average number of common shares outstanding
Basic	411,167	0	411,167	405,854	0	405,854

Diluted	411,167	6,092,764	6,503,931	405,854	6,092,764	6,498,618

Basic income (loss) per share attributable to common shareholders	$(3.54)	$16.21	$12.67	$(7.59)	$16.43	$8.83

Diluted income (loss) per share attributable to common shareholders	$(3.54)	$4.41	$0.87	$(7.59)	$8.21	$0.62

Comprehensive loss:
Unrealized income(loss) on currency translation adjustment	(979)	122,808	121,829	(2,657)	122,808	120,151
Comprehensive income (loss)	$(1,457,130)	$6,789,038	$5,331,907	$(3,084,850)	$6,789,038	$3,704,188

Note 2 – Restatement of Previously Issued Unaudited Consolidated Financial Statements (continued)

	Consolidated Statements of Cash Flows
	(Unaudited)
	For the nine months ended
	November 30, 2014
	(As Reported)	Adjustments	(As Restated)
Cash flows from operating activities:
Net income (loss) attributable to Monaker Group, Inc.	$(3,079,610)	$6,666,229	$3,586,619

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(1,841,135)	(175,904)	(2,017,039)
Gain on deconsolidation of subsidiary	-	(6,255,188)	(6,255,188)
Loss from proportionate share of investment in unconsolidated affiliate	-	179,567	179,567
Impairment of intangible assets	125,000	-	125,000
Warrant modification expense	17,202	-	17,202
Derivative liability expense	234,303	-	234,303
Amortization and depreciation	1,524,731	(264,316)	1,260,415
Amortization of discount on notes payable	445,401	-	445,401
Stock based compensation and consulting fees	516,503	(2,626)	513,877
Directors fees	200,000	-	200,000
(Gain) loss on change in fair value of derivatives	(1,122,399)	19,467	(1,102,932)
Changes in operating assets and liabilities:
Increase in accounts receivable	(26,173)	(30,600)	(56,773)
(Increase) decrease in prepaid expenses and other current assets	(14,863)	3,806	(11,057)
Decrease (increase) in security deposits	10,156	-	10,156
Decrease in due to affiliates	-	(144,891)	(144,891)
Increase in accounts payable and accrued expenses	645,747	26,505	672,252
Increase (decrease) in other current liabilities	29,456	(85)	29,371
Net cash used in operating activities	(2,335,681)	21,964	(2,313,717)

Cash flows from investing activities:
Payments related to website development costs	(584,597)	7,920	(576,677)
Payments for computer equipment	(2,515)	1	(2,514)
Deconsolidation of subsidiary	-	(20,066)	(20,066)
Net cash used in investing activities	(587,112)	(12,145)	(599,257)

Cash flows from financing activities:
Proceeds from convertible promissory notes	470,000	-	470,000
Principal payments of other notes payable	(37,829)	-	(37,829)
Proceeds from shareholder loans	20,600	(20,600)	-
Proceeds from issuance of Series B preferred shares	200,000	-	200,000
Proceeds from issuance of Series C preferred shares	547,000	-	547,000
Proceeds from collection of stock subscription receivable	48,380	-	48,380
Proceeds from exercise of common stock warrants	157,680	-	157,680
Proceeds received in advance for common stock subscriptions	247,500	30,000	277,500
Proceeds from issuance of common stock and warrants	1,164,776	(30,000)	1,134,776
Net cash provided by financing activities	2,818,107	(20,600)	2,797,507

Effect of exchange rate changes on cash	2,657	(1,741)	916

Net (decrease) increase in cash	(102,029)	(12,522)	(114,551)

Cash at beginning of period	117,818	-	117,818

Cash at end of period	$15,789	$(12,522)	$3,267

Supplemental disclosure:
Cash paid for interest	$180,298	$108	$180,406

Note 3 - Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $84,041,038, a working capital deficit of $12,202,349 at November 30, 2014, an operating loss for the nine months ended November 30, 2014 of $4,633,227 and cash used in operations during the nine months ended November 30, 2014 of $2,313,717. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will increase value to advertisers and result in higher advertising rates and revenues.

While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 4 – Investment in Equity Instruments and Deconsolidation

RealBiz Media Group, Inc.

Our investment in an unconsolidated affiliate consists of an investment in equity instruments of RealBiz. On October 9, 2012, Monaker and RealBiz, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. (“RealBiz”) which is the parent corporation of RealBiz360, Inc. RealBiz is a real estate media services company with a proprietary video processing technology that is used to provide virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). At November 30, 2014 Monaker owned 65,785,253 shares of RealBiz Series A Preferred Stock, representing a 43% ownership of RealBiz.

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

After October 31, 2014, Monaker uses the equity method to account for our investment in this entity because Monaker does not control it, but has the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from permanent adjustments to net estimated realizable value. Accordingly, we recorded our proportionate share of the investee’s net income or loss as “Loss from proportionate share of investment in unconsolidated affiliate” on the consolidated statements of operations. During the one month ended November 30, 2014, Monaker recorded our allocated portions totaling $179,567 of RealBiz’s net loss of $414,705. Monaker continues to own RealBiz Preferred Series A stock and although the two companies share similar Directors, the companies are operating independently.

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

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

RealBiz Media Group, Inc. (continued)

The following table represents the consolidated balance sheet of RealBiz immediately prior to the Deconsolidation Date:

October 31, 2014

Cash	$20,066
Prepaid expenses, other current assets and security deposits	121,708
Property and equipment, net	45,778
Website development costs and intangible assets, net	3,701,144
Due from affiliates	131,086
Total Assets	$4,019,782

Accounts payable, accrued expenses and deferred revenue	$1,925,859
Derivative liabilities	305,220
Convertible promissory notes	60,000
Loans payable	170,000
Total current liabilities	2,461,079
Convertible notes payable, long term	2,605
Total Liabilities	2,463,684
Preferred stock	66,802
Subscription advances and stock subscription receivable	130,000
Common stock	84,980
Additional paid in capital	16,610,912
Accumulated other comprehensive income	40,042
Accumulated deficit	(15,376,638)
Total stockholders’ equity	1,556,098
Total Liabilities and Stockholders’ Equity	$4,019,782

At October 31, 2014, RealBiz Media Group, Inc. had current assets of approximately $142,000 with total assets of approximately $4.0 million and current and total liabilities of approximately $2.5 million. For the one month ended November 30, 2014, unaudited RealBiz Media Group, Inc. had gross sales of approximately $94,000 and a net loss of approximately $415,000.

The following represents the calculation of the Gain on deconsolidation of RealBiz Media Group, Inc. from the unaudited consolidated financial statements of the Company:

October 31, 2014
RealBiz Series A preferred shares retained by Monaker at October 31, 2014 (convertible into RealBiz common shares on a 1 for 1 basis)	65,785,253
Quoted closing price of RealBiz Common Shares at October 31, 2014	$0.10
Fair value of equity method investment retained by Monaker	$6,578,525
Carrying value of Noncontrolling interest at October 31, 2014 – 71.5% of 1,556,098 (Realbiz stockholder’s equity at October 31, 2014)	1,112,610
Accumulated other comprehensive income of Monaker based upon foreign currency transactions	120,151
Subtotal	7,811,286
Less carrying value of RealBiz equity at October 31, 2014	(1,556,098)
Gain on Deconsolidation	$6,255,188

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

RealBiz Media Group, Inc. (continued)

The following table sets forth the activity and balance in the investment account for the nine months ended November 30, 2014:

	# of shares	Value
Beginning Balance	93,000,000	$2,250,000

Activity:
Shares issued based upon the "top up" provision in the certificate of designation	25,983,600	5,196,720

Preferred Series shares converted to RBIZ common stock	(53,198,347)	(1,287,082)

Loss from proportionate share of investment in unconsolidated affiliate	-0-	(179,567)
	65,785,253	5,980,071

Adjust basis to fair market value on the date of the deconsolidation	-0-	418,887

Ending Balance	65,785,253	$6,398,958

Note 5 – Property and Equipment

At November 30, 2014, the Company's property and equipment are as follows:

	November 30, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Depreciation	Value

Computer equipment - office	1.6 Years	$22,881	$11,062	$11,819
Computer equipment - Nestbuilder website	2.3 Years	42,149	8,190	33,959
		65,030	19,252	45,778
Less: effects of deconsolidation of subsidiary		65,030	19,252	45,778
		$-0-	$-0-	$-0-

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

The Company has recorded $12,121 and $-0- of depreciation expense for the nine months ended November 30, 2014 and 2013, related to RealBiz, respectively. There was no asset impairment recorded for the nine months ended November 30, 2014 and 2013.

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization:

	November 30, 2014
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Sales/Marketing agreement	1.3 years	$4,796,178	$2,754,696	$2,041,482
Website development costs	1.6 years	2,284,287	1,036,128	1,248,158
Website development costs (not placed in service)	3.0 years	170,480	-0-	170,480
Web platform/customer list - ReachFactor Acquisition	2.3 years	600,000	224,996	375,004
Software development	3.0 years	52,190	-0-	52,190
		7,903,135	4,015,820	3,887,315
Less: effects of deconsolidation of subsidiary		6,975,675	3,274,531	3,701,144
		$927,460	$741,289	$186,171

Website development costs	0.6 years	$756,980	$741,289	$15,691
H & A Club Portal (not placed in service)	3.0 years	170,480	-0-	170,480
		$927,460	$741,289	$186,171

During the nine months ended November 30, 2014, the Company incurred expenditures of $434,007 for website development costs as a new development team was brought in to assess the quality of the Nestbuilder website related to RealBiz. Upon their recommendation, significant changes, upgrades and modifications were recommended and have been ongoing since the post launch date of March 4, 2014. This capitalization falls with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

During the nine months ended November 30, 2014, the Company incurred expenditures of $90,480 to develop a website portal to enhance access to travel related products, related to Monaker. It is anticipated that this portal will be placed into service by the fourth quarter of the current fiscal year.

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

The value of the common stock of RealBiz was based on the fair value of the stock at the closing date which was $0.15 per share and RBIZ capitalized $600,000 as intangible assets consisting of a web platform and a customer list, to be amortized over a three year period beginning June 1, 2014. The $600,000 included the capitalization of $300,000, related to the acquisition, representing the value of an additional 2,000,000 shares of RBIZ's common stock that were issued on the acquisition date to an escrow account and is considered as part of the purchase price consideration. These additional shares are to be released to Suresh Srinivasan and Arun Srinivasan at the rate of 500,000 shares every three months. The transaction represents an asset acquisition that is accounted for as a business combination under ASC 805. On September 18, 2014, RealBiz received Suresh Srinivasan’s written resignation as the Chief Operating Officer of the Company effective September 30, 2014 and the outstanding 750,000 shares of RealBiz common stock, held in escrow, were returned on December 5, 2014. The Company impaired the remaining un-amortized cost of $125,000 representing Suresh's interest in the ReachFactor intangible assets.

Note 6 – Website Development Costs and Intangible Assets (continued)

During the nine months ended November 30, 2014, the Company incurred expenditures of $52,190 for software development costs, all related to RealBiz, to develop a mobile app called "EZ FLIX" as a tool to assist users in converting still pictures to video. The Company capitalized internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by "ASC 985-20-25" Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers anticipated to be available in the fourth quarter of the current fiscal year. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,361,275, of which $1,236,275 was related to RealBiz, and $1,070,916 for the nine months ended November 30, 2014 and 2013, respectively.

Note 7 – Accounts Payable and Accrued Expenses

As of November 30, 2014, accounts payable and accrued expenses consist of the following:

11/30/14

Trade accounts payable	$1,416,840
Accrued interest	995,822
Accrued expenses - other	38,342
$2,451,004

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

Note 10 – Other Advances (continued)

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company incurred no activity during the nine months ended November 30, 2014 and the remaining principal balance as of November 30, 2014 totaled $50,000.

Note 11 – Shareholder Loans

During the nine months ended November 30, 2014, the Company received $20,600 in advances related to RealBiz, made no conversions or payments, leaving $399,600 less the 20,600 related to our unconsolidated subsidiary for a remaining balance of $379,000 as of November 30, 2014.

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

	November 30, 2014
	Non Related Party	Related Party	Total
Principal
Beginning balance	$7,450,386	$650,000	$8,100,386
Additions:
Proceeds received from note issuances	95,000	375,000	470,000
Fees	55,000	-0-	55,000
	150,000	375,000	525,000

Subtractions:
Conversion to common shares	7,000	-0-	7,000
Conversion to RealBiz common shares	375,000	-0-	375,000
Assigned to related party officer	30,000	-0-	30,000
	412,000	-0-	412,000

	7,188,386	1,025,000	8,213,386

Less: effects of deconsolidation of subsidiary	210,000	-0-	210,000
Ending balance	$6,978,386	$1,025,000	$8,003,386

Debt Discount
Beginning balance	$70,401	$-0-	$70,401
Additions:
Incurred during the year	150,000	375,000	525,000
Subtractions:
Amortized during the year	73,006	375,000	448,006
	147,395	-0-	147,395
Less: effects of deconsolidation of subsidiary	147,395	-0-	147,395
Ending balance	$-0-	$-0-	$-0-
Carrying Value
Total convertible promissory notes	$7,040,991	$1,025,000	$8,065,991
Less: effects of deconsolidation of subsidiary	62,605	-0-	62,605
Carrying value	$6,978,386	$1,025,000	$8,003,386
Less: current portion	6,828,386	1,025,000	7,853,386
Non-current portion	$150,000	$-0-	$150,000

Principal past due	$464,101	$-0-	$464,101

Note 12 – Convertible Promissory Notes (continued)

During the nine months ended November 30, 2014, the Company:

•	Received $375,000 in proceeds and issued new convertible promissory notes. In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date(s) using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. The aforementioned accounting treatment resulted in a total debt discount equal to $375,000 during the nine months ended November 30, 2014. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts. During the nine months ended November 30, 2014 and 2013, the Company recorded debt amortization expense in the amount of $444,316 and $26,804, respectively.

•	Negotiated an assignment of $30,000 in principal owed to a note holder to a related party officer/director.

•	Issued 700,000 shares of common stock upon conversion of $7,000 of principal held by a note holder.

•	Executed a conversion of $155,000 of principal into 3,100,000 shares of RealBiz Media's common stock.

Convertible debt modification - non related party

On February 24, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $6,012,526 in principal that is past due and $62,377 in accrued interest as of November 30, 2013. The agreement extended the maturity date of all the notes held by the lender to December 1, 2014 and allows the lender the right to extend the maturity date of each of the notes to December 1, 2015, provided that all quarterly interest payment are made by the due dates of January 15th, April 15th, July 15th and October 15th. Additionally, the agreement changed the conversion feature of each note held by the lender from the variable conversion rate based on market price to a fixed conversion rate of $0.50 per share. As part of the note amendment, the Company's subsidiary, RealBiz, issued 12,000,000 one (1) year warrants with an exercise price of $0.50. During the nine months ended November 30, 2014 and 2013, the Company recognized interest expense of $272,500 and $-0-, respectively. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 "Debt Modification and Extinguishment" to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results exceeded the 10% factor, the debt modification is considered substantially different and applied extinguishment accounting. Accordingly, the gain or loss on extinguishment should be measured by the difference between the carrying amount of the old debt and the fair value of the new debt. Additionally, Topic ASC 470-50-40-17 states if the exchange or modification is to be accounted for in the same manner as a debt extinguishment and the new debt instrument is initially recorded at fair value, then the fees paid or received shall be associated with the extinguishment of the old debt instrument and included in determining the debt extinguishment gain or loss to be recognized. The fair value of the warrants was determined to be $4,809,308, the fair value of the new debt was determined to be $6,070,540 and the carrying amount of the old debt of principal and interest totaling $6,070,703 resulting in a total loss on the extinguishment of debt of $4,808,145. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, expected volatility of 324.34% with a one year life. The Company determined the fair value of the new debt by taking a weighted average of all the Company's existing convertible promissory notes interest rate for a discount rate, calculating that rate to be approximately 7% and computed the present value of the new debt's remaining cash flows.

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

Note 12 – Convertible Promissory Notes (continued)

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

Convertible promissory note attributable to our former consolidated subsidiary

During the nine months ended November 30, 2014, RealBiz Media Group, Inc.:

•	Issued 1,366,666 shares, upon the noteholder's request, to convert $205,000 in principal.

•	Issued 100,000 shares, upon the noteholder's request, to convert $15,000 in principal leaving a remaining principal balance of $60,000.

•	On October 20, 2014, RealBiz issued a two (2) year, 7.5% convertible promissory note maturing on October 19, 2014 with a non-related third party investor valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, the Company issued 300,000 warrants to the holder with a two-year life and a relative fair value of approximately $14,760 to purchase shares of the Company’s common stock, $0.001 par value, per share, at an exercise price of $0.17 per share included as part of the debt discount. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years. The value of these warrants were charged to interest expense with the offset to additional paid-in-capital. The noteholder, at their option, has the right from time to time, and at any time on or prior to the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non-assessable shares of Common Stock at the Conversion Price. The conversion price means, the lower of the fixed conversion price of $0.20 or the variable conversion price. The variable conversion price shall mean 65% multiplied by the lowest of the VWAP (volume weighted average price) of the common stock during the twelve (12) consecutive trading day period ending and including the trading day immediately preceding the conversion date. As required, the Company evaluated the conversion feature of the note and determined that there was no beneficial conversion feature (“BCF”) and assigned a value of $80,240 as additional derivative liability expense. A total debt discount of $150,000 to be amortized to interest expense over the life of the note. Additionally, the Company accounted for the embedded conversion option liability in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging

Note 12 – Convertible Promissory Notes (continued)

Convertible promissory note attributable to our former consolidated subsidiary (continued)

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

Note 13 – Stockholders’ Deficit (continued)

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

During the nine months ended November 30, 2014, the Company:

•	Issued 40,000 shares of Series B Preferred stock along with 80,000 five (5) year warrants with an exercise price of $0.50 and received $200,000 in proceeds.

•	Converted 68,700 shares of Series B Preferred stock into 6,870,000 shares of common stock of our former unconsolidated subsidiary RealBiz at the agreed upon conversion terms.

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

Note 13 – Stockholders’ Deficit (continued)

Series C Preferred Stock (continued)

During the nine months ended November 30, 2014, the Company:

•	Received $547,000 and issued 109,400 shares of Series C Preferred stock along with 74,000 Monaker Group, Inc. common stock warrants with an exercise price of $0.50 to $2.50 and terms of one to two years. Additionally, our former unconsolidated subsidiary RealBiz granted to these investors 1,500,000 common stock warrants with an exercise price of $0.10 and term of one year.

•	Issued 38,000 shares of Series C Preferred stock for consulting services rendered for a total value of $190,000. The value of the Series C Preferred shares was based on the contemporaneous cash sales of $5 per share.

•	Converted 36,000 shares of Series C Preferred stock into 1,800,000 shares of common stock of our former unconsolidated subsidiary RealBiz at the agreed upon conversion terms.

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

During the nine months ended November 30, 2014, the Company:

•	Issued 40,000 shares of Series D Preferred stock to a director valued at contemporaneous cash sales of $5 per share totaling $200,000.

•	Converted 39,620 shares of Series D Preferred stock, upon investor request, into 1,320,535 common shares of our former unconsolidated subsidiary RealBiz at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $1,091,095 as of November 30, 2014. The Company had 860,900 shares issued and outstanding as of November 30, 2014.

Common Stock

On October 28, 2011, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 200,000,000 to 500,000,000. On February 13, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. The increase in our authorized shares of common stock became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. On May 2, 2012, the Board consented to (i) effect a 500-to-1 reverse split of the Company’s common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The unaudited consolidated financial statements have been retroactively adjusted to reflect this reverse stock split. On June 26, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock from 5,000,000 to 500,000,000.

Note 13 – Stockholders’ Deficit (continued)

Common Stock (continued)

On June 25, 2015, the Board consented to (i) effect a 50-to-1 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The unaudited consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

During the nine months ended November 30, 2014, the Company:

•	Issued 18,761 common shares and received cash proceeds in the amount of $63,988.

•	Issued 25,820 common shares upon the exercise of 25,820 outstanding warrants and received $44,280 in proceeds.

•	Issued 1,000 shares of its common stock valued at $3,000 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	Issued 14,000 shares of common stock in a partial conversion of a convertible promissory note valued at $7,000.

•	Recognized and measured the embedded beneficial conversion feature present in various convertible promissory notes by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital in the amount of $375,000. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

•	Modified certain warrants by renewing warrants that expired or extending their due dates. The effects of these modifications were analyzed according to ASC Topic 718-20-35-3 and the Company recorded a warrant modification expense of $17,202.

The Company had 411,167 shares issued and outstanding as of November 30, 2014.

Common Stock Warrants

At November 30, 2014, there were 328,265 warrants outstanding with a weighted average exercise price of $8.00 and weighted average life of 1.80 years. During the nine months ended November 30, 2014, the Company granted 135,718 warrants (for stock subscriptions of our former unconsolidated subsidiary RealBiz), 1,333 warrants for consulting fees, 80,000 warrants attached to Preferred Series B issuance, 74,000 warrants attached to Preferred Series C issuance and 9,000 whose maturity date expired and was renewed; 25,820 were exercised; 20,140 were cancelled; and 89,390 expired.

Common Stock Options

At November 30, 2014, there were 81 options outstanding with a weighted average exercise price of $362.50 and weighted average life of 6.84 years. During the nine months ended November 30, 2014, no options were granted or exercised.

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

There is a case that was filed on December 2, 2013, whereby the Company is a defendant in a lawsuit filed by Twelfth Child Entertainment in the Circuit Court for Palm Beach, Florida alleging that Monaker owes 11,000 shares of Series D Preferred stock for a License Agreement. The case is being strongly contested and was in arbitration at November 30, 2014 (see Note 17).

There is a case that was filed on March 14, 2014 whereby the Company is a defendant in a lawsuit filed by Lewis Global Partners in the Circuit Court for Broward County, Florida alleging that Monaker owes 2,700 shares of Series B Preferred stock for a Consulting Agreement.  The case is being strongly contested and was in arbitration as of November 30, 2014.

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

Note 15 – Segment Reporting (continued)

The tables below present information about reportable segments for the three and nine months ended November 30, 2014 and 2013:

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2014	2013	2014	2013
Revenues:
Media	$220,948	$299,956	$765,964	$857,255
Travel	89,393	91,263	295,679	413,256
Segment revenues	$310,341	$391,219	$1,061,643	$1,270,511

Operating expense:
Media	$687,103	$2,282,516	$3,231,287	$4,287,595
Travel	284,181	908,718	1,247,281	2,067,225
Segment expense	$971,284	$3,191,234	$4,478,568	$6,354,820

Net income (loss):
Media	$(466,154)	$(1,982,559)	$(2,465,323)	$(3,430,339)
Travel	(194,788)	(817,455)	(951,602)	(1,653,969)
Segment net loss	$(660,942)	$(2,800,014)	$(3,416,925)	$(5,084,308)

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

Note 16 – Fair Value Measurements (continued)

The following table sets forth the liabilities as of November 30, 2014, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	November 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$262,004	$-0-	$-0-	$262,004
Total	$262,004	$-0-	$-0-	$262,004

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended November 30, 2014:

11/30/14
Beginning balance	$1,355,613
Fair value of embedded conversion feature of:
Fair value above debt discount at issue date	80,240
Derivative liability expense at issue date	234,303
Change in fair value of embedded conversion feature of:
Preferred Series securities included in earnings	-0-
Gain on change in fair value of derivatives	(1,102,932)
567,224
Less: effect of deconsolidation of subsidiary	305,220
Ending balance	$262,004

Note 17 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During December 2014 through February 2015, the Company:

•	Received $20,000 in proceeds and issued 4,000 shares of Series B Preferred stock.

•	Received $120,000 in proceeds and issued 24,000 shares of Series C Preferred stock and 1,200,000 one to two year common stock warrants with an exercise price of $0.01 and 1,000,000 one year common stock warrants of RealBiz with an exercise price of $0.01.

•	Received $2,500 in proceeds upon the exercise of 50,000 common stock warrants and issued 50,000 shares of common stock.

•	Received $5,000 in proceeds as in anticipation of the issuance of 1,000 Series C Preferred shares issued on March 9, 2015.

•	Received $25,000 in proceeds from a related party investor and the Company issued a 15 day bridge loan agreement with an annual interest rate of 6% due on or before December 19, 2014. The loan was paid on January 30, 2015.

The Company’s litigation with Twelfth Child Entertainment (see Note 14) resulted in Twelfth Child being granted an arbitration award during February 2015. However, the Company is continuing to negotiate a settlement that would set aside this award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and our audited consolidated financial statements and related notes for our fiscal year ended February 28, 2014 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2014 are those that depend most heavily on these judgments and estimates. As of November 30, 2014, there had been no material changes to any of the critical accounting policies contained therein.

Overview

Monaker Group is a digital media marketing company focusing on lifestyle enrichment for consumers in the Travel, Home and Employment sectors. Core to its marketing services are key elements including proprietary video-centered technology and established partnerships that enhance its reach. Video is quickly becoming consumers’ preferred method of searching and educating themselves prior to purchases. Monaker’s video creation technology and film libraries combine to create lifestyle video offerings that can be shared both to its customers and through “trusted distribution systems” of its major partners. Monaker holds licenses and/or expertise in the travel, real estate and employment sectors, allowing it to capture fees at the point of purchase while the majority of transactions are handled by Monaker’s partners, eliminating much of the typical overhead associated with fulfillment.

Monaker Group’s core holdings include Maupintour, Nexttrip.com, NameYourFee.com and prior to the October 31, 2014 deconsolidation RealBiz Media Group, Inc. (“RealBiz”). RealBiz generated revenue from advertising revenues, real estate broker commissions and referral fees. RealBiz also has four divisions: (i) its fully licensed real estate division (formerly known as Webdigs, Inc.); (ii) Nestbuilder.com /Nestbuilder Agent its consumer and agent websites with over 1.6 million video listings and agent marketing platforms (iii) its Real Estate Virtual Tour, MicroVideo App and Media group and (iv) ReachFactor – its agent social media marketing division. The cornerstone of all four divisions is the proprietary technology which allows for an automated conversion of data (text and pictures of home listings) to a video with voice and music.

Presently, Monaker Group’s core holdings include three divisions: travel, employment and membership rewards, helping it to deliver marketing solutions to consumers at home, work and play:

Travel Division:

•	Maupintour is the oldest luxury tour company in the US having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine- tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world.

•	NEXT TRIP will provide access to travel video supported by full service travel divisions and key partnerships with multiple cruise and tour groups within the United States. It will include website and the introduction of a Mobile App tying key product offerings including the Home & Away Club platforms prior to year-end. Next Trip will use network original programs with thousands of hours of travel footage to create valuable and relevant content for its viewers. The Company also owns Cruise Shoppes and Stingy Travel allowing it to serve the entire travel spectrum with travel licenses including ARC, IATA, CLIA & Florida Seller of Travel.

•	Voyage.tv was acquired to access the thousands of hours of travel footage shot in over 30 countries around the world. There are in excess of 15,000 clips of hotels, resorts, cruise and destination activities that can assist in the creation of travel video for education purposes.

Employment Division:

•	NameYourFee.com On April 20, 2015, the Company along with Jasper Group Holdings, Inc. entered into a Joint Venture Agreement to utilize and develop www.NameYourFee.com website which provides tools for employment agencies to market their services. Next 1’s ownership in the Joint Venture is 51% and the Jasper Group is 49%. Each shares in capital contributions and well as participate in the net profits. NameYourFee.com is a next generation job recruiting solution that allows employers to specify the amount of commission they are willing to pay a recruiting firm for placing candidates. Recruiters can review the opportunity and accept or reject based upon their current order flow. Traditionally, recruiting firms charge up to 30% of the candidate’s first year salary but under this scenario the market can find and negotiate a fee solution. NameYourFee.com starts with a significant advantage through its ability to access significant databases in North America through Jasper Group’s related companies, such as the Job Channel Network and CandidateXchange. The immediate goal is to continue to grow these partnerships along with integrating the first video candidate solution by contracting rights for the employment vertical utilizing Realbiz Media Group, Inc. patented video technology platforms that allow it to process over 500,000 images an hour and convert pictures to video and text to voice in order to create an automated video. Additionally, the Company has developed the Ezflix video app which will be modified for the employment arena allowing both job candidate and companies to create, review and share video. The Jasper Group principles include Joe Abrams (co-founder of the parent company of My Space).

Membership Rewards Division:

•	The Home & Away Club is a membership platform that operates similar to a “Costco Model” where goods are sold at close to cost and operational profit is derived from membership fees. The club is designed to aid both home owners and private label affinity groups alike. Club offerings are far reaching as they give members access to all of existing travel product lines including Cruises, Hotels and Resorts, Airfare, and Car Rental. The Club also has a comprehensive lineup of Lifestyle offerings that include Golf, Skiing, Wine Clubs, High End Merchandise, Sports, Concert and Entertainment Tickets, Cosmetics, Spa, and Wellness programs. During this quarter the club will be introducing roughly 1 million new home services and products. Notably, all Club products carry a best value guarantee, and savings to the member can be substantial. The Company also sells Home & Away Club membership to real estate agents as a means to allow them to benefit their customers and stay in contact with them through the rewards program. With the Home & Away Club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients.

Previous to the deconsolidation date of October 31, 2014, our former subsidiary RealBiz focused on real estate media advertising and engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz Media generated revenue from advertising revenues and through real estate agent and broker service fees. RealBiz positioned itself in the following eight areas summarized here and explained in more detail below:

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

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2014 Compared to the Three Months Ended November 30, 2013

Revenues

Our total revenues decreased 21% to $310,341 for the three months ended November 30, 2014, compared to $391,219 for the three months ended November 30, 2013, a decrease of $80,878. This decrease is mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Revenues from the travel segment decreased 2% to $89,393 for the three months ended November 30, 2014, compared to $91,263 for the three months ended November 30, 2013, a decrease of $1,870. The decrease is attributable to a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from real estate media revenue decreased 26% to $220,948 for the three months ended November 30, 2014, compared to $299,956 for the three months ended November 30, 2013, a decrease of $79,008. This decrease is mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 50% to $1,737,655 for the three months ended November 30, 2014, compared to $3,443,657 for the three months ended November 30, 2013, a decrease of $1,706,002. This decrease was mainly attributable to deconsolidation of the expenses of the former consolidated subsidiary RealBiz Media Group, Inc.

Other Income (Expenses)

Interest expense increased 121% to $376,980 for three months ended November 30, 2014, compared to $170,338 for three months ended November 30, 2013, an increase of $206,642 due primarily to an increase in the amount of debt and the amortization of the embedded beneficial conversion feature associated with the debt carried by our former consolidated subsidiary RealBiz Media Group, Inc. Loss on settlement of debt decreased 100% to $-0- for the three months ended November 30, 2014, compared to a loss on settlement of debt of $3,285,541 for the three months ended November 30, 2013, a decrease in loss of $3,285,541 primarily due to the 2013 settlement of debt through issuance of preferred Series D shares of stock and the issuance of common shares of our former subsidiary RealBiz Media Group, Inc. at contract terms. There was an increase in derivative liability expense of 100% to $234,303 for the three months ended November 30, 2014, with none in the prior year reporting period, as the Company's former subsidiary incurred a convertible promissory note with an embedded conversion option. Gain on legal settlement decreased 100% to $-0- for the three months ended November 30, 2014, compared to $31,691 for the three months ended November 30, 2013, a decrease of $31,691 due primarily to the forgiveness of amounts due to accounts payable vendors during the prior year. The gain on the change in fair value of derivatives decreased 99% to $40,635 for the three months ended November 30, 2014, compared to a loss of $4,884,803 for the three months ended November 30, 2013, a decrease of $4,844,168 primarily due to the deconsolidation of RealBiz, the decrease in the stock price of Monaker Group and a reduction in the number of convertible promissory notes containing embedded derivatives for evaluations. For the three months ended November 30, 2014, we recorded a gain on deconsolidation of subsidiary of $6,255,188 and a loss on equity investment of $179,567, with none in the prior year reporting period. Other income increased 112% to $2,303 for the three months ended November 30, 2014, compared to other expense of $19,748 for the three months ended November 30, 2013, an increase of $22,051.

Net Income (Loss)

We had net income of $3,998,692 for the three months ended November 30, 2014, compared to net loss of $11,444,559 for the three months ended November 30, 2013, an increase of $15,443,251. The increase was primarily due to a an increase in the gain on change in fair value of derivatives of $4,844,168, an increase in gain on deconsolidation of subsidiary of $6,255,188 and a decrease in loss on settlement of debt of $3,285,541.

For the Nine months Ended November 30, 2014 Compared to the Nine Months Ended November 30, 2013

Revenues

Our total revenues decreased 16% to $1,061,643 for the nine months ended November 30, 2014, compared to $1,270,511 for the nine months ended November 30, 2013, a decrease of $208,868. This decrease is mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Revenues from the travel segment decreased 28% to $295,679 for the nine months ended November 30, 2014, compared to $413,256 for the nine months ended November 30, 2013, a decrease of $117,577. The travel revenue decrease is attributable to a decline in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers

Revenues from real estate media decreased 11% to $765,964 for the nine months ended November 30, 2014, compared to $857,255 for the nine months ended November 30, 2013, a decrease of $91,291. This decrease is mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 20% to $5,694,870 for the nine months ended November 30, 2014, compared to $7,077,650 for the nine months ended November 30, 2013, a decrease of $1,382,780. This decrease was mainly attributable to deconsolidation of the former consolidated subsidiary RealBiz Media Group, Inc.

Other Income (Expenses)

Interest expense increased 79% to $909,830 for nine months ended November 30, 2014, compared to $509,525 for nine months ended November 30, 2013, an increase of $400,305 due primarily to an increase in the amount of debt and the amortization of the embedded beneficial conversion feature associated with the debt carried by our former consolidated subsidiary RealBiz Media Group, Inc. Loss on settlement of debt decreased 100% to $-0- for the nine months ended November 30, 2014, compared to a loss on settlement of debt of $3,319,446 for the nine months ended November 30, 2013, a decrease in loss of $3,319,446 primarily due to the settlement of debt through issuance of preferred Series D shares of stock and the issuance of common shares of our former subsidiary RealBiz Media Group, Inc. at contract terms. There was an increase in derivative liability expense of 100% to $234,303 for the nine months ended November 30, 2014, with none in the prior year reporting period, as the Company's former subsidiary incurred a convertible promissory note with an embedded conversion option. Gain on legal settlement decreased 100% to $-0- for the nine months ended November 30, 2014, compared to $38,287 for the nine months ended November 30, 2013, a decrease of $38,287 due primarily to the forgiveness of amounts due to accounts payable vendors during the prior year. The gain on the change in fair value of derivatives increased 113% to $1,102,932 for the nine months ended November 30, 2014, compared to a loss of $8,608,398 for the nine months ended November 30, 2013, an increase of $9,711,330 primarily due to the changes in the deconsolidation of RealBiz, the decrease in the stock price of Monaker Group and a reduction in the number of convertible promissory notes containing embedded derivatives for evaluations. For the nine months ended November 30, 2014, we recorded a gain on deconsolidation of subsidiary of $6,255,188 and a loss on equity investment of $179,567, with none in the prior year reporting period. Other income increased 1002% to $168,387 for the nine months ended November 30, 2014, compared to other expense of $18,677 for the nine months ended November 30, 2013, an increase of $187,064 primarily due to the net grant received from a grant program in Canada to encourage research and development.

Net Income (Loss)

We had net income of $1,569,580 for the nine months ended November 30, 2014, compared to net loss of $18,224,898 for the nine months ended November 30, 2013, an increase of $19,794,478. The increase was primarily due to a an increase in the gain on change in fair value of derivatives of $9,711,130 an increase in gain on deconsolidation of subsidiary of $6,255,188 and a decrease in loss on settlement of debt of $3,319,446. Included in the net income for the nine months ended November 30, 2014, is $2,017,039 of net loss attributable to the noncontrolling interest in subsidiary.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2017
			and
	FY2015	FY2016	thereafter	Totals
Leases	$41,267	$148,638	$-0-	$189,905
Information technology consultants	84,216	147,588	295,176	526,980
Totals	$125,483	$296,226	$295,176	$716,885

Liquidity and Capital Resources

At November 30, 2014, we had $3,267 cash on-hand, a decrease of $114,551 from $117,818 at the start of fiscal 2015. The decrease in cash was due primarily to operating expenses, website development costs and advances to affiliates.

Net cash used in operating activities was $2,313,717 for the nine months ended November 30, 2014, a decrease of $1,308,494 from $3,622,211 used during the nine months ended November 30, 2013. This decrease was primarily due to the gain on deconsolidation of subsidiary and forgiveness of debt of former subsidiary, loss on conversion of debt, loss on debt modification, stock based compensation and consulting fees and gain on change in fair value of derivatives and net income applicable to Monaker Group.

Net cash used in investing activities increased to $599,257 for the nine months ended November 30, 2014, compared to $589,579 for the nine months ended November 30, 2013, an increase of $9,678 , primarily due to incurring website development costs and the purchase of computer equipment and a notes receivable advance.

Net cash provided by financing activities decreased by $2,286,649 to $2,797,507, for the nine months ended November 30, 2014, compared to $5,084,156 for the nine months ended November 30, 2013. This decrease was primarily due to the net decrease of proceeds in the issuance of common stock and the exercise of warrants of $2,486,164 and to a lesser extent a decrease in proceeds of the issuance of shares of preferred stock of $404,000 offset by increases in proceeds, net of payments, of $603,115 received for convertible promissory notes, loans and shareholder advances.

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

We are a media company focusing on travel utilizing multiple media platforms including the Internet, radio and television. As a company that has recently changed our business model, we are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of an operating history under the new business model and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our multi-platform media revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. Our ability to generate revenues depends, among other things, on our ability to create enough viewership to provide advertisers, sponsors, travelers and homebuyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

We will need to raise substantial additional capital to support our on-going operations and increased market penetration of travel, employment and membership rewards divisions including the development of national sales representation for national and global advertising and sponsorships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support the business. We believe that in the aggregate, we will need approximately $750,000 to $1.5 million to repay debt obligations, provide capital expenditures for additional equipment and satisfy payment obligations, office space and systems required to manage the business, and cover other operating costs until our planned revenue streams from advertising, sponsorships, e-commerce, travel and real estate are fully- implemented and begin to offset our operating costs. There can be no assurances that we will be successful in raising the required capital to complete this portion of our business plan.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, we have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in the Company’s Annual Report on Form 10-K, filed with the SEC on June 13, 2014. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we intend to expand our board of directors and establish an independent audit committee consisting of individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our unaudited consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

Item 6. Exhibits.

Exhibit No.               Description

31.1        Certification of the Principal Executive Officer of Monaker Group, Inc. f/k/a Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2        Certification of the Principal Accounting Officer of Monaker Group, Inc. f/k/a Next 1 Interactive, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1        Certification of the Principal Executive Officer of Monaker Group, Inc. f/k/a Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of the Principal Accounting Officer of Monaker Group, Inc. f/k/a Next 1 Interactive, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial statements from Monaker Group, Inc.’s Quarterly Report on Form 10-Q/A for the six months ended November 30, 2014 filed November 20, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC. F/K/A NEXT 1 INTERACTIVE, INC.

Date: November 20, 2015	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2015	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

