Form 10-Q
period 2015-11-30
Monaker Group, Inc.
filed 2016-01-19
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

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

As of January 18, 2016, there were 5,491,753 shares outstanding of the registrant’s common stock.

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30,	February 28,
	2015	2015
	(Unaudited)
Assets
Current Assets
Cash	$343,281	$226,412
Note receivable	15,000	15,000
Prepaid expenses, security deposits and other current assets	138,174	81,365
Total current assets	496,455	322,777

Investments	2,048,143	5,705,734
Dividends receivable	-	881,587
Website development costs and intangible assets, net	4,397,167	189,235
Total assets	$6,941,765	$7,099,333

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,190,196	$2,387,833
Other current liabilities	834,663	139,750
Due to affiliates	1,286,421	974,889
Derivative liabilities - convertible promissory notes	178,212	287,149
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	593,599	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	350,000	1,025,000
Other advances	50,000	68,000
Other notes payable	120,000	120,000
Shareholder loans	394,919	379,000
Notes payable	924,072	924,072
Total current liabilities	6,922,082	13,134,079

Convertible promissory notes - long term, net of discount of $-0- and $-0-, respectively	2,963,303	-

Total liabilities	9,885,385	13,134,079

Stockholders' Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,869,611 and 2,216,014 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	18,696	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 134,200 and 262,200 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	1	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 41,000 and 217,600 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	-	2
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 347,456 and 838,800 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	4	8
Common stock, $.00001 par value; 500,000,000 shares authorized; 4,728,610 and 422,167 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	47	4
Additional paid-in-capital	91,366,876	80,026,694
Stock subscription receivable	-	(5,000)
	91,385,624	80,043,871
Accumulated deficit	(94,804,852)	(86,078,617)
Total Monaker Group, Inc. stockholders' deficit	(3,419,228)	(6,034,746)
Noncontrolling interest	475,608	-
Total stockholders' deficit	(2,943,620)	(6,034,746)
Total liabilities and stockholders' deficit	$6,941,765	$7,099,333

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2015	2014	2015	2014

Revenues
Travel, media and commission revenues	$21,717	$89,393	$507,077	$295,679
Real estate media revenue	-	220,948	-	765,964
Total revenues	21,717	310,341	507,077	1,061,643

Operating expenses
Cost of revenues	25,373	218,079	188,078	678,185
Technology and development	18,282	155,904	54,846	850,854
Salaries and benefits	338,528	458,331	1,032,826	1,708,965
Selling and promotions expense	10,940	46,995	14,203	241,023
Warrant modfication expense	-	17,202	-	17,202
Impairment of ReachFactor intangible assets	-	125,000	-	125,000
General and administrative	929,234	716,144	1,589,674	2,073,641
Total operating expenses	1,322,357	1,737,655	2,879,627	5,694,870

Operating loss	(1,300,640)	(1,427,314)	(2,372,550)	(4,633,227)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(380,982)	(376,980)	(2,260,087)	(909,830)
Gain on settlement of debt	1,418,026	-	1,194,026	-
Derivative liability expense	-	(234,303)	-	(234,303)
Gain (loss) on change in fair value of derivatives	8,302	(40,635)	108,937	1,102,932
Gain on deconsolidation of subsidiary	-	6,255,188	-	6,255,188
Loss from proportionate share of investment in unconsolidated affiliate	(444,872)	(179,567)	(1,203,103)	(179,567)
Loss on inducement to convert preferred stock	(1,392,666)	-	(1,392,666)	-
Impairment of equity method investment	(3,038,365)	-	(3,038,365)	-
Other income	234,522	2,303	232,789	168,387
Total other income (expense)	(3,596,035)	5,426,006	(6,358,469)	6,202,807

Net income (loss)	(4,896,675)	3,998,692	(8,731,019)	1,569,580

Net loss attributable to the noncontrolling interest	2,641	1,211,386	4,784	2,017,039

Net income (loss) attributable to Monaker Group, Inc.	$(4,894,034)	$5,210,078	$(8,726,235)	$3,586,619

Preferred Stock Dividend	-	-	-	(2,582)

Net income (loss) attributable to Common Shareholders	$(4,894,034)	$5,210,078	$(8,726,235)	$3,584,037

Weighted average number of common shares outstanding
Basic	2,498,269	411,167	1,549,050	405,854

Diluted	2,498,269	6,503,931	1,549,050	6,498,618

Basic net income (loss) per share attibutable to Common Shareholders	$(1.96)	$12.67	$(5.63)	$8.83

Diluted net income (loss) per share attributable to Common Shareholders	$(1.96)	$0.87	$(5.63)	$0.62

Comprehensive income (loss):
Unrealized income (loss) on currency translation adjustment	-	121,829	-	120,151
Comprehensive income (loss)	$(4,894,034)	$5,331,907	$(8,726,235)	$3,704,188

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	November 30,
	2015	2014
Cash flows from operating activities:
Net loss attributable to Monaker Group, Inc.	$(8,726,235)	$3,586,619

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(4,784)	(2,017,039)
Gain on deconsolidation of subsidiary	-	(6,255,188)
Loss from proportionate share of investment in unconsolidated affiliate	1,203,103	179,567
Impairment of intangible assets	-	125,000
Warrant modification expense	-	17,202
Derivative liability expense	-	234,303
Amortization of intangibles and depreciation	54,846	1,260,415
Amortization of debt discount	-	445,401
Stock based compensation and consulting fees	715,677	513,877
Loss on inducements to convert included in interest expense	1,656,418	-
Directors fees	5,000	200,000
Gain on settlement of debt	(728,664)	-
Gain on change in fair value of derivatives	(108,937)	(1,102,932)
Loss on inducement to converted preferred stock	1,392,666	-
Impairment on investment in preferred stock	3,038,365	-
Dividend income	(234,859)	-
Bad debt	316,254	-
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(56,773)
(Increase) decrease in prepaid expenses and other current assets	(19,368)	(11,057)
Decrease in security deposits	-	10,156
Decrease in due to/from affiliates	(35,555)	(144,891)
Increase in accounts payable and accrued expenses	(128,720)	672,252
Decrease in other current liabilities	(9,480)	29,371
Net cash used in operating activities	(1,614,273)	(2,313,717)

Cash flows from investing activities:
Payments related to website development costs	(10,000)	(576,677)
Deconsolidation of subsidiary	-	(20,066)
Payments for computer equipment	-	(2,514)
Net cash used in investing activities	(10,000)	(599,257)

Cash flows from financing activities:
Proceeds from convertible promissory notes	-	470,000
Principal payments against convertible promissory notes	(36,400)	-
Principal payments of other notes payable	-	(37,829)
Proceeds from shareholder loans	25,000	-
Principal payments against shareholder advances	(9,081)	-
Proceeds received for capital contribution for Name Your Fee	75,000	-
Proceeds received for settlement on accrued dividends	75,000	-
Proceeds from issuance of series B preferred shares	-	200,000
Proceeds from issuance of series C preferred shares	10,000	547,000
Proceeds received in advance subscriptions	-	277,500
Proceeds from the issuance of common stock	1,450,996	1,134,776
Proceeds from the exercise of common stock warrants	88,725	157,680
Proceeds from the collection of stock subscription receivable	5,000	48,380
Net cash provided by financing activities	1,684,240	2,797,507

Effect of exchange rate changes on cash	-	916

Net decrease in cash	59,967	(114,551)

Cash at beginning of period	226,412	117,818
	286,379	3,267

Cash from merger	56,902	-

Cash at end of period	$343,281	$3,267

	For the nine months ended
	November 30,
	2015	2014

Supplemental disclosure:
Cash paid for interest	$177,215	$180,406

Supplemental disclosure of non-cash investing and financing activity:
Conversion of convertible promissory notes:
Common stock:
Value	$173,050	$7,000
Shares	136,000	700,000

Conversion of modified convertible promissory notes:
Common stock:
Value	$4,756,418	$-
Shares	620,000	-
Warrants	30,000	-

Conversion of preferred stock into our former subsidiary, RealBiz Media Group, Inc., common stock:
Series A Preferred:
Value	$331,403	$-
Shares	331,403	-

Series B Preferred:
Value	$100,000	$343,500
Shares	20,000	68,700

Series C Preferred:
Value	$110,500	$180,000
Shares	22,100	36,000

Series D Preferred:
Value	$310,500	$198,100
Shares	62,100	39,620

Conversion of convertible promissory notes into our former subsidiary, RealBiz Media Group, Inc., common stock:
Value	$-	$155,000

Series D Preferred stock issued for the benefit of our former subsidary, RealBiz Media Group, Inc., assignment of an asset purchase agreement:
Value	$400,000	$-
Shares	60,000	-

Convertible promissory note assignments to new third party investors:
Value	$-	$30,000

Preferred Series B stock and common stock warrants issued for proceeds received in prior year:
Value	$75,000	$-
Shares	15,000	-

Preferred Series C stock and common stock warrants issued for proceeds received in prior year:
Value	$17,500	$-
Shares	3,500	-
Warrants	4,500	-

Common stock issued for investment in Launch 360 Media:
Value	$56,000	$-
Shares	20,000	-

Series D Preferred stock issued for investment in Name Your Fee, LLC:
Value	$500,000	$-
Shares	100,000	-

Embedded beneficial conversion feature in convertible promissory note.
Value	$-	$375,000

Increase in investment in RBIZ Ser A Preferred shares based upon the "top up" provision in the certificate of designation:
Value	$-	$5,196,720
Shares	-	28,983,600

Reduction in investment in RBIZ Ser A Pref shares for issuances of RBIZ shares issued for conversion of Next 1 Preferred Stock and Debt:
Value	$197,315	$1,287,082
Shares	8,155,523	53,198,347

Common shares issued for the conversion of Preferred shares:
Series A Conversions:
Value of common shares issued	$15,000	$-
Common shares issued	30,000	-
Value of Series A shares converted	$15,000	$-
Series A shares converted	15,000	-

Series B Conversions:
Value of common shares issued	$948,600	$-
Common shares issued	280,000	-
Value of Series B shares converted	$690,000	$-
Series B shares converted	138,000	-

Series C Conversions:
Value of common shares issued	$1,286,216	$-
Common shares issued	406,000	-
Value of Series C shares converted	$1,005,000	$-
Series C shares converted	203,000	-

Series D Conversions:
Value of common shares issued	$3,804,070	$-
Common shares issued	1,198,200	-
Value of Series D shares converted	$2,951,220	$-
Series D shares converted	590,244	-

Series B preferred shares issued in lieu of interest
Value	$75,000	$-
Shares	15,000	-

Common shares issued for settlement of debt
Value of common shares issued	$1,135,124	$-
Value of settlement of debt	$964,384	$-
Shares	355,754	-

Common shares issued for the merger of Allways On Vacation, Inc.
Value	$1,188,000	$-
Shares	383,230	-

Settlement of accrued dividends from former subsidiary RealBiz
Value	$725,192	$-
common shares received from subsidiary	10,359,890	-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. (“Monaker” or the “Company”), is a technology driven travel and digital marketing company. Core to the Company’s services are key elements including technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. Consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and successful deployment of core-technology on both proprietary and partnership platforms. Monaker recently launched its Video Tour Guides (“VTG”) and customized video rich travel itinerary offerings, and will launch a new travel platform in early 2016. The new Travel Platform will include enhanced video, language conversion, and dynamic booking capabilities, all working together to assist the consumer in their decision and purchasing process. The platform is a combination of proprietary and licensed technology, connecting and searching both large travel suppliers and, perishing and alternative lodging inventories for the benefit of consumers and stakeholders.

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

Presently, Monaker Group’s core holdings include three divisions: travel, employment and membership rewards, helping it to deliver marketing solutions to consumers at home, work and play:

Travel Division and Supporting Media:

•	Maupintour is one of the oldest luxury tour company in the US having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine- tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world.

•	NEXT TRIP will provide access to travel video supported by full service travel divisions and key partnerships with multiple cruise and tour groups within the United States. It will include a website and the introduction of “Alternative Lodging” and unused timeshare inventory (via Always On Vacation and CJ Software) as well as air, car, hotel and luxury travel (via Maupintour). Additional a Mobile App tying key product offerings is targeted prior to year-end. Next Trip will use network original programs with travel footage to create valuable and relevant content for its viewers. The Company will serve the entire travel spectrum with travel licenses including ARC, IATA, CLIA & Florida Seller of Travel.

•	Always On Vacation has positioned itself since 2007 in the online vacation room and home rental marketplace, building its platform and, by the end of 2014, the company reached key milestones which included over 6 million monthly visitors, 65,000 listed properties across 120 countries, 60 affiliated partner websites, 16 language conversions and approximately 700,000 global subscribers to the company's newsletters, which are published in 16 languages.

•	CJ booking platform will be incorporated into its Nexttrip.com website thus expanding Monaker's vacation rental inventory and allowing consumers to search and book from the hundreds of thousands of unused timeshare units. This unused inventory is global with a large portion in 4 and 5 star hotels and resorts. Consumers will be able to book these fabulous properties in real-time at significant discounts and without fear of any timeshare Member solicitation. Additionally, the platform will provide timeshare Property Managers/Owners a complete management tool. This allows them to add and edit their own properties, monitor inventory bookings and rent properties that would have previously been empty.

•	Voyage.tv was acquired to access the thousands of hours of travel footage shot in over 30 countries around the world. There are in excess of 15,000 clips of hotels, resorts, cruise and destination activities that can assist in the creation of travel video for education purposes.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Nature of Operations and Business Organization (continued)

Travel Division and Supporting Media (continued):

•	R&R Television - 10%, - R&R Television's network to air 30 second commercials and selective Travel programing for its partners. R&R TV broadcasts into approximately 37 million households in the Caribbean, Canada and the United States. Additionally, a distribution agreement has been reached with Simply Me that will position R&R Television to be carried on a VOD platform on Dish Network, Verizon FIOS and the 126 million mobile devices on Verizon Wireless. Monaker holds a ten percent interest in R&R TV and has rights to 60 minutes a day of programing and/or advertising time.

Employment Division:

•	NameYourFee.com On April 20, 2015, the Company along with Jasper Group Holdings, Inc. entered into a Joint Venture Agreement to utilize and develop www.NameYourFee.com website which provides tools for employment agencies to market their services. The Company’s ownership in the Joint Venture is 51% and the Jasper Group is 49%. Each shares in capital contributions and well as participate in the net profits. NameYourFee.com is a next generation job recruiting solution that allows employers to specify the amount of commission they are willing to pay a recruiting firm for placing candidates. Recruiters can review the opportunity and accept or reject based upon their current order flow. Traditionally, recruiting firms charge up to 30% of the candidate’s first year salary but under this scenario the market can find and negotiate a fee solution. NameYourFee.com starts with a significant advantage through its ability to access significant databases in North America through Jasper Group’s related companies, such as the Job Channel Network and CandidateXchange. The immediate goal is to continue to grow these partnerships along with integrating the first video candidate solution by contracting rights for the employment vertical utilizing Realbiz Media Group, Inc. patented video technology platforms that allow it to process over 500,000 images an hour and convert pictures to video and text to voice in order to create an automated video. Additionally, the Company has developed the Ezflix video app is expected to be modified for the employment arena allowing both job candidate and companies to create, review and share video. The Jasper Group principles include Joe Abrams (co-founder of the parent company of My Space).

Membership Rewards Division:

•	The Home & Away Club is a membership platform that operates similar to a “Costco Model” where goods are sold at close to cost and operational profit is derived from membership fees. The club is designed to aid both home owners and private label affinity groups alike. Club offerings are far reaching as they give members access to all of existing travel product lines including Cruises, Hotels and Resorts, Airfare, and Car Rental. The Club also has a comprehensive lineup of Lifestyle offerings that include Golf, Skiing, Wine Clubs, High End Merchandise, Sports, Concert and Entertainment Tickets, Cosmetics, Spa, and Wellness programs. During this quarter the club will be introducing roughly 1 million new home services and products. Notably, all Club products carry a best value guarantee, and savings to the member can be substantial. The Company also sells Home & Away Club membership to real estate agents as a means to allow them to benefit their customers and stay in contact with them through the rewards program. With the Home & Away Club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients.

RealBiz Media Group, Inc.

Our former consolidated subsidiary, RealBiz Media Group, Inc., focuses on real estate media advertising and is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz generates revenue from advertising revenues and through real estate agent and broker services fees. Monaker still maintains a significant interest in this entity through its ownership of RealBiz Preferred Series A Stock and RealBiz Common Stock. RealBiz was deconsolidated from Monaker on October 31, 2014.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Nature of Operations and Business Organization (continued)

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine months ended November 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2016.

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

On October 31, 2014, the Company’s interest in RealBiz dropped to 43%, effectuating a deconsolidation and this entity’s accounts are no longer consolidated in the accompanying unaudited financial statements. The Company now reports its interest in RealBiz using the equity method of accounting as it no longer has a controlling financial interest.

Noncontrolling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. After the deconsolidation of RealBiz, as described in the following paragraph, there were no noncontrolling interests in any of the Company's remaining subsidiaries until the Company consolidated Name Your Fee, LLC during the nine months ended November 30, 2015. Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee, which is presumed to be the case when the Company holds 20% to 50% of the voting stock of, or can otherwise demonstrate significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is considered to be permanently impaired.

Impairment of Unconsolidated Affiliates

In accordance with ASC 323-10-31 to 35 “Equity Method and Joint Ventures – Subsequent Measurement", if an investor has an equity-method investment that suffers other-than-temporary impairment, the loss must be recognized. An equity method investment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. These circumstances can include, but are not limited to the following:

• Evidence that the investor does not have the ability to recover the carrying amount of the investment

• The inability of the investee to sustain earnings

• A current fair value of the investment that is less than the carrying amount

• Other investors ceasing to provide support or reduce their financial commitment to the investee

The Company recognized an impairment charge on its unconsolidated affiliates during the nine months ended November 30, 2015 and 2014 of $3,038,365 and $-0- respectively.

Deconsolidation

The Company prepares its unaudited consolidated financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with accounting guidance for consolidation, prior to the Deconsolidation Date of October 31, 2014, the accompanying unaudited consolidated financial statements presented the unaudited consolidated results of the Company including its investment in RealBiz. On the deconsolidation date, in accordance with ASC 810-10-50-1B and the voting interest model, which basically requires that an entity consolidate another entity if it owns a majority (greater than 50%) of that other entity, the Company deconsolidated RealBiz. Monaker commenced accounting for its investments in RealBiz in accordance with the equity method of accounting as of the Deconsolidation Date.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments with an initial maturity of less than three months to be cash equivalents. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had no cash equivalents at November 30, 2015 and February 28, 2015.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company's allowance for doubtful accounts was $-0- at November 30, 2015 and February 28, 2015.

Notes Receivable

Notes receivable are stated at the unpaid principal balance. Interest income is recognized in the period in which it is earned.

Property and Equipment

Property and equipment acquisitions are recorded at cost. Assets acquired through lease agreements meeting requirements under generally accepted accounting principles in the U.S. that require capitalization are recorded at their fair market value as of the date of lease inception. Equipment under capital lease obligations is amortized on the straight-line method over the shorter period of the lease term or the estimated useful life of the equipment. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated using the straight-line method based upon its estimated useful life of three years after being placed in service for RealBiz, our former subsidiary. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. For the nine months ended November 30, 2015 and 2014, the Company incurred $-0- and $12,121 of depreciation expense, respectively. In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the nine months ended November 30, 2015 and for the year ended February 28, 2015, the Company did not record impairment losses on any of its property and equipment.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. The Company placed into service in June 2013 two websites, Maupintour.com and Nexttrip.com. Additionally, the Company placed into service in March 2014 the Nestbuilder website. All costs associated with these websites are subject to straight-line amortization over a three-year period. For the nine months ended November 30, 2015, the Company has capitalized $915,392 of costs associated with the Name Your Fee employment website that has not yet been placed into service. Websites related to RealBiz have been deconsolidated from the financial statements as of October 31, 2014.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the nine months ended November 30, 2015 and 2014, respectively.

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

The Company’s common stock equivalents include the following as of November 30, 2015:

Shares
Series A convertible preferred stock issued and outstanding	3,739,222
Series B convertible preferred stock issued and outstanding	2,684
Series C convertible preferred stock issued and outstanding	16,.400
Series D convertible preferred stock issued and outstanding	138,982
Warrants to purchase common stock issued, outstanding and exercisable	1,006,685
Stock options issued, outstanding and exercisable	-0-
Shares on convertible promissory notes	396,028
5,300,002

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

Revenue recognition (continued)

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the nine months ended November 30, 2015 and 2014, $14,203 and $241,024, respectively.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of November 30, 2015, the Company’s income tax returns for tax years ending February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

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

Note 1 - Summary of Business Operations and Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Financial instruments consist principally of cash, accounts receivable, notes receivable, prepaid expenses, accounts payable, accrued liabilities, notes payable, convertible notes and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments. See Note 16 for fair value measurements.

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

Note 2 - Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had an accumulated deficit of $94,804,852, a working capital deficit of $6,425,627 at November 30, 2015, a net loss for the nine months ended November 30, 2015 of $8,731,019 and cash used in operations during the nine months ended November 30, 2015 of $1,614,273. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company intends to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other media which should increase value to advertisers and result in higher advertising rates and revenues. While the Company believes in the viability of its strategy to improve sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s limited financial resources have prevented the Company from aggressively advertising its products and services to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 3 – Note Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six (6%) percent promissory note. The entire principal balance of this note, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

Note 4 – Investment in Equity Instruments and Deconsolidation

RealBiz Media Group, Inc.

Our investment in an unconsolidated affiliate consists of an investment in equity instruments of RealBiz. On October 9, 2012, Monaker and RealBiz, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. (“RealBiz”) which is the parent corporation of RealBiz360, Inc. RealBiz is a real estate media services company with a proprietary video processing technology that is used to provide virtual tours to the real estate industry. In exchange for our Attaché shares, our company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). At November 30, 2015 Monaker owned 49,554,326 shares of RealBiz Series A Preferred Stock, representing a 31% ownership of RealBiz.

On October 31, 2014 (“Deconsolidation Date”), Monaker and RealBiz deconsolidated their financial statements since the investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz common shares. The financial statements as of February 28, 2015 include consolidated balances of RealBiz through October 31, 2014. During the nine months ended November 30, 2015, Monaker recorded our allocated portions totaling $758,231 of RealBiz’s net loss of $2,471,552. Monaker continues to own RealBiz Preferred Series A stock and although the two companies share similar Directors, the companies are operating independently.

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

At November 30, 2015, RealBiz Media Group, Inc. had current assets of approximately $400,000, total assets of approximately $3.0 million, current liabilities of approximately $2.6 million and total liabilities of approximately $3.3 million. For the nine months ended November 30, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $950,000 and a net loss of approximately $4.1 million.

The following represents the calculation of the Gain on deconsolidation of RealBiz Media Group, Inc. from the consolidated financial statements of the Company:

October 31, 2014
RealBiz Series A preferred shares retained by Monaker at October 31, 2014 (convertible into RealBiz common shares on a 1 for 1 basis)	65,785,253
Quoted closing price of RealBiz Common Shares at October 31, 2014	$0.10
Fair value of equity method investment retained by Monaker	$6,578,525
Carrying value of Noncontrolling interest at October 31, 2014 – 71.5% of 1,556,098 (Realbiz stockholder’s equity at October 31, 2014)	1,112,610
Accumulated other comprehensive income of Monaker based upon foreign currency transactions	120,151
Subtotal	7,811,286
Less carrying value of RealBiz equity at October 31, 2014	(1,556,098)
Gain on Deconsolidation	$6,255,188

The following table sets forth the activity and balance in the investment account for the nine months ended November 30, 2015:

	# of shares	Value
Beginning Balance	56,776,656	$5,705,734

Activity:
Preferred Series shares converted to RBIZ common stock	(8,155,523)	(197,315)

Impairment recognized	-0-	(3,038,365)

Loss from proportionate share of investment in unconsolidated affiliate	-0-	(1,203,103)

Ending Balance	48,621,133	$1,266,951

In accordance with ASC 323-10-31 to 35 “Equity Method and Joint Ventures – Subsequent Measurement", the Company recognized an impairment charge on its unconsolidated affiliates during the nine months ended November 30, 2015 and 2014 of $3,038,365 and $-0- respectively.

Launch 360 Media, Inc.

On May 6, 2015, the Company entered into an Acquisition Agreement with Launch 360 Media, Inc. ("Launch 360") agreeing to issue 20,000 shares (post-split) for a ten percent (10%) interest in the common stock outstanding of Launch 360. The Company agreed to contribute the website, domain name, logos and all URL's relating to R & R TV, a Company subsidiary. Under the Codification "Investments - Other Initial Measurement" 325-20-30-3 shall record the initial investment at fair value establishing a new cost basis. The fair value was determined by the closing price on the date of issuance of shares to Launch 360 and the value at November 30, 2015 is $56,000.

Note 4 – Investment in Equity Instruments and Deconsolidation (continued)

Name Your Fee, LLC

On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida Limited Liability Company called Name Your Fee, LLC. On May 15, 2015, as required, the Company issued 100,000 shares of Series D Preferred stock to Jasper at a stated value of $5 per share for a total value of $500,000. As stated in the agreement, Monaker received 51% and Jasper received 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. The Company properly eliminated the value of the investment in accordance with ASC Topic 810, Consolidation.

Non-controlling interest:

Beginning Balance	$-0-
Value of Jasper’s capital contribution	480,392
Non-controlling interest earnings (loss)	(4,784)
Ending Balance	$475,608

AOV Holdings, Inc.

On October 26, 2015, the Company entered into a plan of merger agreement with Always on Vacation, Inc. involving a merger of the company’s wholly owned subsidiary AOV Holding, Inc. and Always On Vacation, Inc. by issuing 383,230 shares of its common stock to the stockholders of Always On Vacation, Inc., effectively cancelling each shares of capital stock of Always on Vacation, Inc. This agreement will accelerate our presence and growth in the exciting and rapidly growing online vacation lodging space. ASC 805 requires that equity securities issued as consideration in a business combination be recorded at fair value based upon the closing price on the acquisition date and has properly recorded the value of the common shares issued as of the date of the agreement at $1,188,000. The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations". The Company is the acquirer for accounting purposes and Always On Vacation, Inc. is the acquired Company. Accordingly, the Company applied push-down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, AOV Holdings, Inc.

The net purchase price, was allocated to assets acquired and liabilities assumed on the records of the Company as follows:

Cash	$56,902
Other current assets	37,441
Intangible assets	3,347,387
3,441,730

Accounts payable, accrued expenses and other miscellaneous payables	1,271,388
Deferred revenue	782,342
Convertible promissory note	200,000
2,621,240

Net purchase price	$1,188,000

Unaudited pro forma results of operations data as if the Company, AOV Holdings, Inc. and Always On Vacation, Inc. had occurred as of March 1, 2015 are as follows:

	The Company, AOV Holdings, Inc.
	Always On Vacation, Inc.
	For the nine months ended
	November 30,
	2015	2014

Pro forma revenue	$708,983	$2,278,713
Pro forma loss from operations	$5,538,931	$5,020,263
Pro forma net loss	$8,946,938	$103,961
Pro forma basic net loss per share	$5.78	$0.26
Pro forma diluted net loss per share	$5.78	$0.02

Note 5 – Property and Equipment

At November 30, 2015, the Company did not record property and equipment on its books and records. For the nine months ended November 30, 2015 and November 30, 2014, the Company incurred $-0- and $12,121, respectively of depreciation expense related to RealBiz.

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of November 30, 2015:

	November 30, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value

Website development costs	1.0 years	$635,755	$632,617	$3,138
H & A Club Portal	2.9 years	181,730	50,480	131,250
Intangible assets not placed in service:
Name Your Fee Website	3.0 years	915,392	-0-	915,392
Intangible Assets	*	3,347,387	-0-	3,347,387
		$5,080,264	$683,097	$4,397,167

On May 14, 2015, the Company signed a Joint Venture Agreement with Jasper Group Holdings, Inc. for the limited purpose of utilizing and developing the Name Your Fee.com website and other businesses as the partners may agree upon in writing. The Company received a 51% capital interest of the outstanding equity and 50% of the future profits of a newly formed entity Name Your Fee, LLC and issued 100,000 of its Series D Preferred Stock at a value of $500,000, based on its stated value of $5 per share. Upon the consolidation of Name Your Fee, LLC for the nine months ended November 30, 2015, the Company has capitalized $915,392 of costs associated with the Name Your Fee employment website that has not been placed into service.

Total costs associated with the Name Your Fee employment website as of November 30, 2015:

Value of the capital contribution made by Monaker Group, Inc.	$500,000
Valuation factor	51%
Total value of Name Your Fee, LLC	980,392
Less: capital contribution made by Jasper Group Holdings, Inc.	75,000
Initial value assigned to Name Your Fee employment website	905,392
Additional expenditures for costs associated with employment website	10,000
Total costs capitalized for employment website	$915,392

The Company has determined that the above transaction has been properly accounted for as a business combination according to ASC 805.

* The Company is in review of the facts and circumstances surrounding events to determine the proper allocation of the carrying amount of intangible assets acquired on October 26, 2015. ASC 805 provides for a measurement period after the acquisition date. The measurement period ends as of the earlier of (a) one year from the acquisition date or (b) the date when the acquirer receives the information necessary to complete the business combination accounting. The Company has until October 26, 2016 to determine final allocations for the business combination accounting.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $54,846 and $1,361,275, of which $1,236,275 was related to RealBiz, for the nine months ended November 30, 2015 and 2014, respectively.

Note 7 – Accounts Payable and Accrued Expenses and Other Current Liabilities

As of November 30, 2015, accounts payable and accrued expenses consist of the following:

November 30, 2015

Trade accounts payable	$425,033
Accrued interest	673,759
Accrued expenses - other	1,091,404
$2,190,196

During the nine months ending November 30, 2015 the Company wrote off $1,093,364 of accounts payable relying on the guidance set forth in ASC 405 as the efforts to collect the past due amounts by the creditors has been in excess of four years.

Note 8 – Notes Payable

The following table sets forth the notes payable as of November 30, 2015:

Principal

On September 6, 2011, the Company renegotiated a note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company is obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments is to be in cash and the remaining $600,000 shall me made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On February 27, 2015, the Company signed a settlement agreement whereby interest payments were made and the balance is convertible to common stock at the Company’s option. As of November 30, 2015, the Company is not in default of this note.	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and was payable in quarterly installments of $25,000.	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000.	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010.	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments are to be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney's fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note.	221,130
$924,072
Interest charged to operations relating to the above notes was $16,471 and $35,431, respectively for the three months ended November 30, 2015 and 2014. As of November 30, 2015, the Company has not made payments on the above obligations, accrued interest at November 30, 2015 is $256,094. The Company is in default of the above notes with the exception of the first note with a principal balance of $510,000.

Note 9 – Other Notes Payable

The following table sets forth the other notes payable as of November 30, 2015:

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
$120,000
Interest charged to operations relating to the above notes was $7,671 and $10,068 respectively for the nine months ended November 30, 2015 and 2014. As of November 30, 2015, the Company has not made payments on the above obligations, accrued interest at November 30, 2015 is $50,232.

Note 10 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included the conversion of $98,000 of related party advances and the issuance of 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion was applied against a principal balance of $186,000 leaving a balance due of $18,000. During the nine months ended November 30, 2015, the remaining principal balance of $18,000 was converted into the common stock of our former subsidiary, RealBiz, as part of an exchange agreement between the Company and the debt holder.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The remaining principal balance as of November 30, 2015 totaled $50,000.

Note 11 – Shareholder Loans

During the nine months ended November 30, 2015, the Company received $25,000 in cash proceeds, made 9,081 in principal payments and the remaining balance as of November 30, 2015 totaled $394,919.

Note 12 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. During the nine months ended November 30, 2015 and 2014, the Company recognized interest expense of $7,863 and $437,067, respectively. The table below summarizes the convertible promissory notes as of November 30, 2015.

	November 30, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$6,828,386	$1,025,000	$7,853,386
Additions:
Proceeds received from note issuances	-0-	-0-	-0-
Fees	-0-	-0-	-0-
	-0-	-0-	-0-

Subtractions:
Conversion to common shares	3,235,084	675,000	3,910,084
Principal repayments	36,400	-0-	36,400
	3,271,484	675,000	3,946,484
Ending balance	$3,556,903	$350,000	$3,906,903

Carrying Value
Total convertible promissory notes	3,556,903	$350,000	$3,906,903
Less: current portion	593,600	350,000	943,600
Long term portion	$2,963,303	$-0-	$2,963,303
Principal past due and in default	$316,017	$-0-	$316,017

During the nine months ended November 30, 2015, the Company:

•	Recorded debt discount amortization expense in the amount of $-0- and $448,006, respectively.

•	Made $36,400 in principal payments against outstanding convertible promissory notes.

•	Executed a conversion of $810,084 of principal into 411,754 shares of the Company’s common stock.

•	Issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

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

The fair value of the warrants was determined to be $4,809,308, the fair value of the new debt was determined to be $6,070,540 and the carrying amount of the old debt of principal and interest totaling $6,070,703 resulting in a total loss on the extinguishment of debt of $4,808,145 recognized in the unaudited consolidated statement of operations and comprehensive income (loss) for the year ended February 28, 2014. The fair value of the warrants were calculated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.35%, expected volatility of 324.34% with a one year life. The Company determined the fair value of the new debt by taking a weighted average of all the Company's existing convertible promissory notes interest rate for a discount rate, calculating that rate to be approximately 7% and computed the present value of the new debt's remaining cash flows. On February 17, 2015, the maturity date of the first note amendment was changed to December 1, 2016 and the Company agreed to convert $3,100,000 of principal into common stock. On May 15, 2015, the Company issued 124,000 shares of its common stock in full satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year. The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.  During the nine months ended November 30, 2015 and 2014, the Company recognized interest expense of $1,746,418 and $272,750, respectively.

On March 31, 2014, the Company entered into a note amendment with a lender affecting several outstanding convertible promissory notes totaling $517,582 in principal that was due and $24,566 in accrued interest. The agreement extended the maturity date of all the notes held by the lender to July 17, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting, rather accounting for the modification on a prospective basis pursuant to Topic ASC 470-60-55-10. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. On May 5, 2015, the Company issued 30,000 shares of its common stock in satisfaction of $15,000 of principal. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. On July 1, 2015, the maturity date of the first note amendment was changed to July 17, 2016.The Company evaluated the application of ASC 470-50 “Debt Modification and Extinguishment” and ASC 470-60 “Troubled Debt Restructuring” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.  During the nine months ended November 30, 2015 and 2014, the Company recognized interest expense of $62,199 and $22,791, respectively.

Note 12 – Convertible Promissory Notes (continued)

Convertible debt modification – related party

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting several outstanding convertible promissory notes totaling $650,000 in principal and $210,920 in accrued interest, which was previously amended on July 14, 2014. The agreement extended the maturity date of all the notes held by the lender to October 31, 2015. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the nine months ended November 30, 2015 and 2014, the Company recognized interest expense of $70,358 and $61,274, respectively.

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $25,000 and accrued interest of $382, which was previously amended on July 14, 2014. The agreement extended the maturity date of the note held by the lender to October 31, 2015. Additionally, until October 31, 2015, the related-party lender has the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the nine months ended November 30, 2015 and 2014, the Company recognized interest expense of $323 and $898, respectively.

On October 28, 2014, the Company entered into a note amendment with a related-party lender affecting a convertible promissory note in the principal amount of $350,000 and accrued interest of $15,995, extending the maturity date of the note held by the lender to October 31, 2015 from October 31, 2014. Additionally, until October 31, 2015, the related-party lender shall have the opportunity to exchange the convertible promissory notes, in whole or in part, for Series A or Series B Preferred stock of the Company. The Company applied the 10% cash flow test pursuant to Topic ASC 470-50-40-10 to calculate the difference between the present value of the new loan's cash flows and the present value of the old loan's remaining cash flow and concluded that the results didn't exceed the 10% factor, the debt modification is not considered substantially different and did not apply extinguishment accounting. The carrying amount of the convertible promissory notes is not adjusted and the effects of the changes are to be reflected in future periods. During the nine months ended November 30, 2015 and 2014, the Company recognized interest expense of $29,384 and $4,132 respectively.

On September 1, 2015, the noteholder elected to convert, under the terms of the convertible promissory note, $100,000 in principal into RealBiz common shares. On November 20, 2015, the Company entered into an exchange agreement and issued 305,384 shares of its common stock in satisfaction of $575,000 of principal and $189,384 of accrued interest totaling $764,384, leaving a remaining principal balance for convertible debt modification – related party of $350,000 which was converted in December 2015 (see subsequent events footnotes).

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

During the nine months ended November 30, 2015, the Company:

•	Converted 331,403 shares of Series A Preferred stock, at a carrying value of $331,403, into 3,314,030 shares of common stock of our former subsidiary RealBiz at agreed upon conversion terms.

•	Converted 15,000 shares of Series A Preferred stock, at a carrying value of $15,000 into 30,000 shares of common stock.

Dividends in arrears on the outstanding preferred shares total $821,954 as of November 30, 2015. The Company had 1,869,611 shares issued and outstanding as of November 30, 2015.

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (“the Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into the Company’s common stock at $250 per share or into shares of RealBiz Media’s common stock at $0.05 per share.

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

Note 13 – Stockholders’ Deficit (continued)

Series B Preferred Stock (continued)

During the nine months ended November 30, 2015, the Company:

•	Issued 15,000 shares of Series B Preferred for proceeds received in prior year valued at $75,000.

•	Issued 15,000 shares of Series B Preferred stock as partial payment of interest due to a convertible promissory note holder valued at $75,000.

•	Converted 20,000 shares of Series B Preferred stock into RealBiz, upon investor's request, issuing 2,000,000 shares of RealBiz Media Group, Inc. common stock with a total carrying value of $100,000.

•	The Company entered into a special exchange agreement with holders of Series B Preferred stock to convert 138,000 shares at a value of $690,000 and issued 280,000 shares of its common stock valued at $948,600 incurring a loss on inducement of $258,600 with the Series D shareholders agreeing to forfeit $145,162 in accrued dividends and any entitlement to future dividends.

Dividends in arrears on the outstanding preferred shares total $412,588 as of November 30, 2015. The Company had 134,200 shares issued and outstanding as of November 30, 2015.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). On July 9, 2014, Monaker filed (i) an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250 to a new conversion price of $12.50. The holders of Series C Preferred stock may elect to convert all of any part of such holder's shares into the Company's common stock at $12.50 per share or into shares of RealBiz Media's common stock at $0.10 per share.

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

During the nine months ended November 30, 2015, the Company:

•	Issued 2,000 shares of its Series C Preferred stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received $10,000 in cash proceeds.

•	Issued 3,500 shares of its Series C Preferred stock along with 4,500 one (1) year common stock warrants with an exercise price of $2.50 for $17,500 of proceeds received from prior year advances.

•	Issued 13,000 shares of Series C preferred stock and 6,000 one (1) year warrants with an exercise price of $0.50 to recipients for consulting services valued at $73,138. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10% to 0.24%, dividend yield of -0-%, volatility factor of 217.04 and expected life of one year.

•	Issued 30,000 shares of Series C Preferred stock for a deferred compensation settlement with the former CFO of RealBiz Media Group, Inc., our former subsidiary valued at $150,000.

Note 13 – Stockholders’ Deficit (continued)

Series C Preferred Stock (continued)

•	Converted 22,100 shares of Series C Preferred stock into 960,000 shares of common stock of our former subsidiary RealBiz Media Group, Inc. at the agreed upon conversion terms.

•	The Company entered into a special exchange agreement with holders of Series C Preferred stock to convert 203,000 shares at a value of $1,005,000 and issued 406,000 shares of its common stock valued at $1,286,216 incurring a loss on inducement of $281,216 with the Series D shareholders agreeing to forfeit $97,389 in accrued dividends and any entitlement to future dividends.

Dividends in arrears on the outstanding preferred shares total $42,120 as of November 30, 2015. The Company had 41,000 shares issued and outstanding as of November 30, 2015.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). On July 9, 2014, the Company filed (i) an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250 to a new conversion price of $12.50. The holders of Series D Preferred stock may elect to convert all of any part of such holder's shares into the Company's common stock at $12.50 per share or into shares of RealBiz Media's common stock at $0.15 per share.

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

During the nine months ended November 30, 2015, the Company:

•	Issued 60,000 shares of Series D Preferred stock for the benefit of an Asset Purchase Agreement the Company assigned to its former subsidiary, RealBiz, valued at $400,000. The value assigned to the asset purchase agreement was based upon the fair market value of RealBiz's common stock on the date of the agreement as if all 60,000 shares were converted to RBIZ common stock.

•	Issued 100,000 shares of Series D Preferred stock for the benefit of a joint venture agreement with Jasper Group Holdings, Inc. ("Jasper") and created a Florida Limited Liability Company called Name Your Fee, LLC. As stated in the agreement, ownership of the Company is at 51% for Monaker and 49% for Jasper. Monaker will issue to Jasper 100,000 Preferred Series D shares at a stated value of $5 per share for a total of $500,000 as its contribution. Jasper is contributing $75,000, advancing $75,000 to RealBiz Media Group, Inc., (a former subsidiary of Monaker Group, Inc.) and the assets of the website (Name Your Fee) together with associated technology.

•	Issued 1,000 shares of Series D Preferred stock to a director at a stated value of $5 per share totaling $5,000.

•	Converted 62,100 shares of Series D Preferred stock, upon investor request, into 2,069,793 shares of RealBiz Media Group, Inc. with a carrying value of $310,500.

•	The Company entered into a special exchange agreement with holders of Series D Preferred stock to convert 561,600 shares at a value of $2,808,000 and issued 1,123,200 shares of its common stock valued at $3,660,850 incurring a loss on inducement of $852,850 with the Series D shareholders agreeing to forfeit $729,048 in accrued dividends and any entitlement to future dividends.

•	Converted 28,644 shares of Series D Preferred stock, upon investor request, into 75,000 shares of the Company's common stock at a value of $143,220.

Note 13 – Stockholders’ Deficit (continued)

Series D Preferred Stock (continued)

Dividends in arrears on the outstanding preferred shares total $766,059 as of November 30, 2015. The Company had 347,456 shares issued and outstanding as of November 30, 2015.

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

During the nine months ended November 30, 2015, the Company:

•	Issued 705,549 shares of its common stock along with 510,840 one year common stock warrants with an exercise price between $1.50 and $12.50 for cash proceeds of $1,450,996.

•	Issued 69,500 shares of its common stock upon the exercise of 69,500 common stock warrants for cash proceeds of $88,725.

•	Preferred series conversions:

o	Converted 15,000 shares of Series A Preferred stock valued at $15,000, into 30,000 shares of the Company's common stock.

o	The Company entered into a special exchange agreement with holders of Series B Preferred stock to convert 138,000 shares at a value of $690,000 and issued 280,000 shares of its common stock valued at $948,600 incurring a loss on inducement of $258,600 with the Series D shareholders agreeing to forfeit $145,162 in accrued dividends and any entitlement to future dividends.

o	The Company entered into a special exchange agreement with holders of Series C Preferred stock to convert 203,000 shares at a value of $1,005,000 and issued 406,000 shares of its common stock valued at $1,286,216 incurring a loss on inducement of $281,216 with the Series D shareholders agreeing to forfeit $97,389 in accrued dividends and any entitlement to future dividends.

o	The Company entered into a special exchange agreement with holders of Series D Preferred stock to convert 561,600 shares at a value of $2,808,000 and issued 1,123,200 shares of its common stock valued at $3,660,850 incurring a loss on inducement of $852,850 with the Series D shareholders agreeing to forfeit $729,048 in accrued dividends and any entitlement to future dividends.

Note 13 – Stockholders’ Deficit (continued)

Common Stock (continued)

o	Converted 28,644 shares of Series D Preferred stock, upon investor request, into 75,000 shares of the Company's common stock at a value of $143,220.

•	Issued 136,000 shares of its common stock in satisfaction of $173,050 in principal of convertible promissory notes in accordance with the terms of the notes.

•	Issued 620,000 shares of its common stock in satisfaction of $4,756,418 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert $3,100,000 of the $4,756,418 in principal, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

•	Issued 20,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. ("Launch 360), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	Issued 11,919 shares of its common stock valued at $44,369 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 90,291 shares of its common stock and 182,291 one (1) year common stock warrants with an exercise price of $1.25 for a total value of $586,189 for consulting services rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.40%, dividend yield of -0-%, volatility factor of 207.55% and expected life of one year.

•	Issued 355,754 shares of common stock valued at $1,135,124 to settle $964,384 of principal as part of settlement agreements with note holders and recognizing a $170,740 loss on settlement of debt. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of execution of the settlement agreements.

•	On October 26, 2015 the Company issued 383,230 shares of its common stock, valued at $1,188,000, to the holders of Always On Vacation, Inc. involving a merger of Monaker Groups, Inc. wholly owned subsidiary AOV Holding, Inc. and Always On Vacation, Inc. effectively cancelling each shares of capital stock of Always on Vacation, Inc. The common stock was recorded at fair value as of the acquisition dated according to ASC 805 and is treated as a business combination.

The Company had 4,728,610 shares issued and outstanding as of November 30, 2015 post-split based upon the 1:50 reverse stock split that occurred on June 25, 2015 and has retroactively adjusted the unaudited consolidated financial statements according to ASC 260-10-55-12.

Common Stock Warrants

At November 30, 2015, there were 1,006,685 warrants outstanding with a weighted average exercise price of $3.77 and weighted average life of 1.34 years. During the nine months ended November 30, 2015, the Company granted 735,631 warrants – 182,291 warrants for consulting fees, 12,500 warrants attached to Preferred Series C issuances, 510,840 warrants issued with common stock subscriptions and 30,000 warrants for inducement to settle modified debt; 69,500 were exercised and 123,911 expired.

Common Stock Options

On August 23, 2015, the Company entered into a stock option termination agreement with all the option holders. Due to the multiple reverse stock splits, the Company anticipated it would be highly unlikely these options would be exercised and terminated all 81 options outstanding.

Note 14 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the nine months ended November 30th, 2015 and 2014 was $109,024 and $103,856 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250. The last payment on the lease (December 2015) is our future minimum rental commitment through February 28, 2016 in the amount of $16,364 consisting of rent expenditure of $12,114 offset by our tenant contribution of $4,250

On December 17th 2015, the company signed a new lease for approximately 2,500 square feet with Bedner Farms as the over-landlord and Swift Response, LLC as the sub-landlord for office space location at 2690 Weston Road Weston, Florida 33331. The company is renting commercial office space for three years commencing January 1, 2016 through December 31, 2018. The rent for the three years are $78,000, $80,340, $82,750 respectively.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2018
			and
	FY2016	FY2017	thereafter	Totals
Consulting	$25,875	$103,500	$207,000	$336,375
Leases	26,144	81,481	149,700	257,325
Interest	45,000	180,000	360,000	585,000
Technology	33,441	133,764	267,528	434,733
Insurance	14,505	-0-	-0-	14,505
Other	4,500	18,000	36,000	58,500
Totals	$149,466	$516,745	$1,020,228	$1,686,439

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

In October 2012, the Company issued 11,000 Preferred Series D Shares valued at $55,000 to Twelfth Child Entertainment LLC as part of a Licensing and Sponsorship Agreement. Due to breaches in the agreement, the Company did not allow Twelfth Child to convert these Preferred Shares to Common shares and they are still being held at the Company’s transfer agent. The dispute was sent to arbitration and Twelfth Child was granted an arbitration award of approximately $80,000 including fees. The Company is continuing to negotiate a settlement that would set aside this award.

Note 14 - Commitments and Contingencies (continued)

Legal Matters (continued)

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

The Company did not generate any revenue outside the United States for the nine months ended November 30, 2015 and 2014 and did not have any assets located outside the United States.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with an increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. Effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

Note 16 – Fair Value Measurements (continued)

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

The following table sets forth the liabilities as of November 30, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	November 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$178,212	$-0-	$-0-	$178,212
Total	$178,212	$-0-	$-0-	$178,212

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended November 30, 2015:

November 30, 2015
Beginning balance	$287,149
Change in fair value of embedded conversion feature of:
Gain on change in fair value of derivatives on convertible promissory notes	108,937
Ending balance	$178,212

Note 17 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During December 2015 and January 2016, the Company:

•	Converted $350,000 in modified convertible promissory notes and $50,000 in notes payable in accordance with an exchange agreement with a note holder and issued 226,292 shares of common stock.

•	Issued 222,400 shares of common stock upon the conversion of 111,200 shares of Series B Preferred Shares.

•	Issued 10,000 shares of common stock to for the conversion of a $12,500 convertible promissory note.

•	Issued 5,000 shares of common stock to various parties to settle debt in relation to the Always on Vacation Acquisition. Common shares issued for AOV shareholders, deferred compensation and bonus shares.

•	Issued 61,430 shares of common stock as part of the Always On Vacation exchange agreement.

•	Issued 20,635 shares of Monaker Group common stock for various consulting and employment agreements

We are currently assessing the impact of the accounting for these transactions.

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

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (“SEC”) or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in our Annual Report on Form 10-K as filed with the SEC on June 16, 2015 are those that depend most heavily on these judgments and estimates. As of November 30, 2015, there had been no material changes to any of the critical accounting policies contained therein.

Overview

Monaker Group is a technology driven travel company. Core to our services are key elements including technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. Consumers are quickly adopting video for researching and educating themselves prior to making purchases, and Monaker has carefully amassed video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms. Monaker recently launched its Video Tour Guides (“VTG”) and customized video rich travel itinerary offerings, and intends to launch a new travel platform in early 2016. The new Travel Platform is designed to include enhanced video, language conversion, and dynamic booking capabilities, all working together to assist consumers in their decision and purchasing process. The platform is a combination of proprietary and licensed technology, connecting and searching both large travel suppliers and, perishing and alternative lodging inventories for the benefit of consumers and stakeholders.

Recent Developments

Pursuing market driven opportunities to deliver value to the travel consumer and our stakeholders, Monaker acquired AlwaysOnVacation (October 26, 2015) and CJ Software, an Internet-based, real-time specialty booking engine (December 8, 2015), developed to consolidate unused timeshare, fractional, and other specialty lodgings rooms for rental. Both acquisitions are being integrated into the generation Nexttrip.com Platform targeted for launching in early 2016. The new platform will place Monaker’stravel companies squarely in the bourgeoning alternative lodging space. Additionally, the acquisitions further strengthened the Monaker team adding seasoned experience from the travel, Timeshare Management, technology platform and App development sectors with the goal of positioning us for growth.

Positioning Monaker for today’s Travel Market

Monaker has assembled key companies, platform technologies and partnerships bringing together inventory and distribution across the comprehensive travel spectrum. Monaker’s core concentration is in the travel/media market with significant holdings in:

Maupintour - 100% ownership, Maupintour, is one of the most well respected names in Luxury Travel with a 66 year operating history.

Nexttrip.com - 100% ownership, a robust online travel website that will ultimately have the capability to book all aspects of a person’s vacation travel supported by access to Alternative Lodging, tour and ground packages all supported by Video and Social Media. The website is expected to be relaunched in January 2016.

AlwaysOnVacation – 100% ownership, AlwaysOnVacation, is an online marketplace for vacation rentals connecting "Hosts" and "Guests”, considered the “Hottest Space” in Travel today.

CJ Software – 100% ownership - A timeshare/Fractional share rental resale booking engine

R&R Television - 10% ownership, - RRTV is controlled and operated by Launch360 with distribution throughout the Caribbean, United States and Canada.

Voyage.tv - 70% ownership - over 16,000 hours of travel footage and a You Tube Channel

Home&Away Club - 100% ownership - a private label loyalty platform for Travel, Lifestyle and Home products.

We recently entered the “Specialty/Alternative Lodging” space. The market for “specialty lodging/alternative lodging” is a fast growing travel segment. This is evident by the fact that Airbnb and HomeAway were recently ranked #1 and #2 for room bookings in Hawaii. Further evidence of the interest in the growing space is the announcement by Expedia (Nov 4, 2015) of its plans to acquire HomeAway (NASDAQ: AWAY) for $3.9 billion. Monaker’s entry into the “Specialty/Alternative Lodging” space was the result of its acquisition of AlwaysOnVacation (AOV) announced October 30, 2015. The acquisition strengthened the Monaker team with significant Travel and Technology experience helping to integrate proprietary technology language conversion, inventory management, search and booking engines to create “Alternate Lodging” Platform programs anticipated to rollout in 2016. In December 2015, Monaker acquired an Internet-based, real-time specialty booking engine developed to consolidate unused timeshare, fractional, and other specialty lodgings rooms for rental. The integration of the booking engine into Monaker’s nexttrip.com platform will allow consumers to search and book from the hundreds of thousands of unused timeshare units. This unused inventory is global with a large portion in 4 and 5 star hotels and resorts. Consumers will be able to book these fabulous properties in real-time at significant discounts and without fear of any timeshare member solicitation. Additionally, the platform will provide timeshare Property Managers/Owners a complete management tool, allowing them to add and edit their own properties, monitor inventory bookings and rent properties that would have previously been vacant.

The acquisition of AOV combined with the acquisition real-time specialty booking engine developed to consolidate unused timeshare, fractional, and other specialty lodgings rooms for rental, positions’ Monaker as a First Mover by being able to access significant vacation rental properties through the unused timeshare resorts that can enhance “Alternative Lodging” inventories. These offerings carry higher margins than traditional travel products. Additionally, Monaker will deploy when possible its Video library and technology platforms to better engage and provide consumers and vendors with in-depth information. All Travel Products, Technology and video platforms will feed into the nexttrip.com website and be supported and distributed by key Channel Partners.

We have established relationships with channel partners in the travel, home and employment arenas providing us with both significant inventory and distribution channels. Some of Monaker channel partners include:

•	Mark Travel – The Largest Travel Wholesaler in North America/owner of VAX technology which reaches over 85,000 Travel Agents.

•	uBid.com - The go-to online marketplace of nearly 400,000 daily users and 6 million active members

•	I.C.E. Gallery - a leading market maker in the leisure travel industry reaching upwards of 55 million members on a global basis

•	Jasper Group, Inc. - (4,600+ Recruiters and partners include Joe Abrams Co-Founder of Myspace).

Monaker Group focuses on lifestyle enrichment for consumers in the Travel, Home and Employment sectors with core holdings in all three divisions: travel, employment and home/membership rewards, helping it to deliver marketing solutions to consumers at home, work and play:

Travel Division and supporting Media:

•	Maupintour is one of the oldest luxury tour company in the US having a history of over 65 years of creating and booking tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine- tasting in Italy. Maupintour books these trips and serves thousands of travel agents around the world.

•	NEXT TRIP will provide access to travel video supported by full service travel divisions and key partnerships with multiple cruise and tour groups within the United States. It will include website and the introduction of “Alternative Lodging” and unused timeshare inventory (via AlwaysOnVactaion and CJ Software) as well as air, car, hotel and luxury travel (via Maupintour). Additional a Mobile App tying key product offerings is targeted prior to year-end. Next Trip will use network original programs with travel footage to create valuable and relevant content for its viewers. The Company will serve the entire travel spectrum with travel licenses including ARC, IATA, CLIA & Florida Seller of Travel.

•	Always On Vacation has positioned itself since 2007 in the online vacation room and home rental marketplace, building its platform and, by the end of 2014, the company reached key milestones which included over 6 million monthly visitors, 65,000 listed properties across 120 countries, 60 affiliated partner websites, 16 language conversions and approximately 700,000 global subscribers to the company's newsletters, which are published in 16 languages

•	CJ booking platform into its Nexttrip.com website thus expanding Monaker's vacation rental inventory and allowing consumers to search and book from the hundreds of thousands of unused timeshare units. This unused inventory is global with a large portion in 4 and 5 star hotels and resorts. Consumers will be able to book these fabulous properties in real-time at significant discounts and without fear of any timeshare member solicitation. Additionally, the platform will provide timeshare Property Managers/Owners a complete management tool. This allows them to add and edit their own properties, monitor inventory bookings and rent properties that would have previously been vacant.

•	Voyage.tv was acquired to access the thousands of hours of travel footage shot in over 30 countries around the world. There are in excess of 15,000 clips of hotels, resorts, cruise and destination activities that can assist in the creation of travel video for education purposes.

•	R&R Television - 10%, - R&R Television's network expected to air 30 second commercials and selective Travel programing for its partners. R&R TV broadcasts into approximately 37 million households in the Caribbean, Canada and the United States. Additionally, a distribution agreement has been reached with Simply Me that will position R&R Television to be carried on a VOD platform on Dish Network, Verizon FIOS and the 126 million mobile devices on Verizon Wireless. Monaker holds a ten percent interest in R&R TV and has rights to 60 minutes a day of programing and/or advertising time.

Employment Division:

•	NameYourFee.com On April 20, 2015, we along with Jasper Group Holdings, Inc. entered into a Joint Venture Agreement to utilize and develop www.NameYourFee.com website which provides tools for employment agencies to market their services. Our ownership in the Joint Venture is 51% and the Jasper Group is 49%. Each shares in capital contributions as well as participates in the net profits. NameYourFee.com is a next generation job recruiting solution that allows employers to specify the amount of commission they are willing to pay a recruiting firm for placing candidates. Recruiters can review the opportunity and accept or reject based upon their current order flow. Traditionally, recruiting firms charge up to 30% of the candidate’s first year salary but under this scenario the market can find and negotiate a fee solution. NameYourFee.com starts with a significant advantage through its ability to access significant databases in North America through Jasper Group’s related companies, such as the Job Channel Network and CandidateXchange. The Jasper Group principles include Joe Abrams (co-founder of the parent company of My Space).

Membership Rewards and Real Estate:

•	The Home & Away Club is a membership platform that operates similar to a “Costco Model” where goods are sold at close to cost and operational profit is derived from membership fees. The club is designed to aid both home owners and private label affinity groups alike. Club offerings are far reaching as they give members access to all of existing travel product lines including Cruises, Hotels and Resorts, Airfare, and Car Rental. The Club also has a comprehensive lineup of Lifestyle offerings that include Golf, Skiing, Wine Clubs, High End Merchandise, Sports, Concert and Entertainment Tickets, Cosmetics, Spa, and Wellness programs. During the last quarter the club introduced roughly 35,000 new home services and products. Notably, all Club products carry a best value guarantee, and savings to the member can be substantial. We also sell Home & Away Club membership to real estate agents as a means to allow them to benefit their customers and stay in contact with them through the rewards program. With the Home & Away Club, agents can earn dollars for completing actions and can receive greatly discounted gifts to give to their happy clients.

•

Our former consolidated subsidiary, RealBiz Media Group, Inc., focuses on real estate media advertising and is engaged in the business of providing digital media and marketing services for the real estate industry.  RealBiz generates revenue from advertising revenues and through real estate agent and broker services fees.  Monaker still maintains a significant interest in this entity through its ownership of RealBiz Preferred Series A Stock and RealBiz Common Stock.  RealBiz was deconsolidated from Monaker on October 31, 2014.

Recent Acquisitions/Deconsolidation

At February 28, 2014, the Company owned a 61% interest in RealBiz Media Group, Inc. (“RealBiz”), which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, our ownership interest in RealBiz dropped to 43%. This entity’s accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest.

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

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

Revenues

Our total revenues decreased 93% to $21,717 for the three months ended November 30, 2015, compared to $310,341 for the three months ended November 30, 2014, a decrease of $288,624. The decrease is mainly due to the deconsolidation of our former consolidated subsidiary RealBiz and no longer includes the revenue of RealBiz.

Revenues from the travel segment decreased 76% to $21,717 for the three months ended November 30, 2015, compared to $89,393 for the three months ended November 30, 2014, a decrease of $67,676. The decrease is attributable to the company taking actions to redefine all of its tour programs. We have now set up several new and unique luxury tours which allow upscale travelers the option of escorted and independent tours worldwide.

Revenues from the RealBiz real estate media decreased 100% to $0 for the three months ended November 30, 2015, compared to $220,948 for the three months ended November 30, 2014, a decrease of $220,948 due to the deconsolidation of our former consolidated subsidiary RealBiz our revenue no longer includes the revenue of RealBiz.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 24% to $1,322,357 for the three months ended November 30, 2015, compared to $1,737,655 for the three months ended November 30, 2014, a decrease of $415,298. This decrease was mainly attributable by the deconsolidation of the expenses of the former consolidated subsidiary RealBiz Media Group, Inc.

Other Income (Expenses)

Interest expense increased 1% to $380,982 for three months ended November 30, 2015, compared to $376,980 for three months ended November 30, 2014, an increase of $4,002 primarily due to minor adjustments made to accrued interest. Gain on settlement of debt increased 100% to $952,664 for the three months ended November 30, 2015, compared to no activity in the prior year fiscal quarter and is attributable to the write off of old accounts payable balances and the settlement of various promissory notes in exchange for shares of the Company’s common stock. Derivative liability expense decreased 100% to $-0-, compared to $234,303 for the three months ended November 30, 2014, as there were no transactions effectuating any derivatives in the current fiscal quarter. Gain on change in fair value of derivatives increased 120% to $8,302 for the three months ended November 30, 2015, compared to a loss of $40,635 for three months ended November 30, 2014, an increase of $48,937 primarily due to change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options. Gain on deconsolidation of subsidiary decreased 100% to $-0- for the three months ended November 30, 2015, compared to $6,255,188 for the three months ended November 30, 2014 as the deconsolidation was a onetime event in the prior fiscal quarter. Loss from the proportionate share of investment in unconsolidated affiliate increased 148% to $444,872 for the three months ended November 30, 2015, compared to $179,567 for three months ended November 30, 2014, an increase of $265,305 primarily due to the change to the equity method of accounting as a result of the deconsolidation of our former consolidated subsidiary RealBiz. Loss on inducement to convert preferred stock increased a 100% to $1,392,666 for the three months ended November 30, 2015, compared to no activity in the prior year fiscal quarter and is attributable to the conversion of our outstanding preferred stock into common shares according to the exchange agreement with holders of our preferred shares. Impairment of equity method investment increased 100% to $3,038,365 for the three months ended November 30, 2015, compared to no activity in the prior fiscal quarter and is attributable to the decline in market value of our investment in RealBiz convertible Preferred Series A shares. Other income increased to $234,522 for the three months ended November 30, 2015, compared to a $2,303 gain for three months ended November 30, 2014, an increase of $232,219 attributable to dividend income offset by the result of the deconsolidation of the our former consolidated subsidiary RealBiz.

Net Income (Loss)

We had a net loss of $4,896,675 for the three months ended November 30, 2015, compared to net income of $3,998,692 for the three months ended November 30, 2014, a decrease of $8,895,367. The decrease in loss from 2014 to 2015 was primarily due to the $6,255,188 gain relating to the deconsolidation of our former consolidated subsidiary RealBiz Media Group, Inc., in addition to the impairment of our investment in RBIZ Series A Preferred stock and the loss on inducement to convert our preferred shares.

RESULTS OF OPERATIONS

For the Nine Months Ended November 30, 2015 Compared to the Nine Months Ended November 30, 2014

Revenues

Our total revenues decreased 52% to $507,077 for the nine months ended November 30, 2015, compared to $1,061,643 for the nine months ended November 30, 2014, a decrease of $554,566. The decrease is mainly due to the deconsolidation of our former consolidated subsidiary RealBiz and no longer including the revenue of RealBiz. The decrease was partially offset by the receipt of deferred revenue.

Revenues from the travel segment increased 71% to $507,077 for the nine months ended November 30, 2015, compared to $295,679 for the nine months ended November 30, 2014, an increase of $211,398. The increase is attributable to the receipt of deferred revenue. We are taking action to redefine all of its tour programs. We have now set up several new and unique luxury tours which allow upscale travelers the option of escorted and independent tours worldwide

Revenues from the RealBiz real estate media decreased 100% to $0 for the nine months ended November 30, 2015, compared to $765,964 for the nine months ended November 30, 2014, a decrease of $765,964 due to the deconsolidation of our former consolidated subsidiary RealBiz and no longer including the revenue of RealBiz.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 49% to $2,879,627 for the nine months ended November 30, 2015, compared to $5,694,870 for the nine months ended November 30, 2014, a decrease of $2,815,243. This decrease was mainly attributable by the deconsolidation of the expenses of the former consolidated subsidiary RealBiz Media Group, Inc.

Other Income (Expenses)

Interest expense increased 148% to $2,260,087 for nine months ended November 30, 2015, compared to $909,830 for nine months ended November 30, 2014, an increase of $1,350,257 is due primarily to the inducement expense of converting a debt holder to common shares and warrants as disclosed in note 12. Gain on settlement of debt increased 100% to $728,664 for the nine months ended November 30, 2015, compared to no activity in the prior year fiscal reporting period and is attributable to the write off of old accounts payable balances and the settlement of various promissory notes in exchange for shares of our common stock. Derivative liability expense decreased 100% to $-0-, compared to $234,303 for the nine months ended November 30, 2014, as there were no transactions effectuating any derivatives in the current fiscal reporting period. Gain on change in fair value of derivatives decreased 90% to $108,937 for the nine months ended November 30, 2015, compared to $1,102,932 for nine months ended November 30, 2014, a decrease of $993,995 primarily due to the change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options. Gain on deconsolidation of subsidiary decreased 100% to $-0- for the nine months ended November 30, 2015, compared to $6,255,188 for the nine months ended November 30, 2014 as the deconsolidation was a onetime event in the prior fiscal reporting period. Loss from the proportionate share of investment in unconsolidated affiliate increased 570% to $1,203,103 for the nine months ended November 30, 2015, compared to $179,567 for nine months ended November 30, 2014, an increase of $1,023,536 primarily due to the change to the equity method of accounting as a result of the deconsolidation of our former consolidated subsidiary RealBiz. Loss on inducement to convert preferred stock increased a 100% to $1,392,666 for the nine months ended November 30, 2015, compared to no activity in the prior year fiscal reporting period and is attributable to the conversion of our outstanding preferred stock into common shares according to the exchange agreement with holders of our preferred shares. Impairment of equity method investment increased 100% to $3,038,365 for the nine months ended November 30, 2015, compared to no activity in the prior fiscal quarter and is attibutable to the decline in market value of our investment in RealBiz convertible Preferred Series A shares. Other income increased 38% to $232,789 for the nine months ended November 30, 2015, compared to a $168,387 gain for nine months ended November 30, 2014, an increase of $64,402 attributable to dividend income offset by the result of the deconsolidation of the our former consolidated subsidiary RealBiz.

Net Income (Loss)

We had a net loss of $8,731,019 for the nine months ended November 30, 2015, compared to net income of $1,569,580 for the nine months ended November 30, 2014, a decrease of $9,522,911. The decrease in loss from 2014 to 2015 was primarily due as a result of the deconsolidation of our former consolidated subsidiary RealBiz Media Group, Inc., in addition to the impairment of our investment in RBIZ Series A Preferred stock and the loss on inducement to convert our Preferred shares.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			FY 2018
			and
	FY2016	FY2017	thereafter	Totals
Consulting	$25,875	$103,500	$207,000	$336,375
Leases	26,144	81,481	149,700	257,325
Interest	45,000	180,000	360,000	585,000
Technology	33,441	133,764	267,528	434,733
Insurance	14,505	-0-	-0-	14,505
Other	4,500	18,000	36,000	58,500
Totals	$149,466	$516,745	$1,020,228	$1,686,439

Liquidity and Capital Resources

At November 30, 2015, we had $343,281 cash on-hand, an increase of $116,869 from $226,412 at the start of fiscal 2016. The increase is primarily due to equity fund raising, injection of approximately 57,000 in cash from the merger of AOV Holding, Inc. offset by operating expenses, website development costs and advances to affiliates.

Net cash used in operating activities was $1,614,273 for the nine months ended November 30, 2015, a decrease of $699,444 from $2,313,717 used during the nine months ended November 30, 2014. This decrease was primarily due to an increase in loss on inducement to convert included in interest expense, a decrease in the gain on change in fair value of derivatives, a decrease in the gain on deconsolidation, an increase in loss from proportionate share of investment in unconsolidated affiliate, a decrease in the noncontrolling interest in loss of consolidated subsidiaries, an increase in the impairment of investment in preferred stock, an increase in loss on inducement to convert preferred stock, an increase in loss on debt conversions, an increase in stock based compensation, offset by increases in net loss and to a lesser extent a decrease in the amortization of intangibles, a decrease in amortization of debt, a decrease in directors fees, a decrease in accounts payable and accrued expenses.

Net cash used in investing activities decreased to $10,000 the nine months ended November 30, 2015, compared to $599,257 for the nine months ended November 30, 2014, a decrease of $589,257 primarily due to related website development costs.

Net cash provided by financing activities decreased by $1,113,267 to $1,684,240, for the nine months ended November 30, 2015, compared to $2,797,507 for the nine months ended November 30, 2014. This decrease was primarily due as a result of a reduction in equity financings in 2015.

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

We anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our multi-platform media revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. Our ability to generate revenues depends, among other things, on our ability to create enough vistors to our website to provide advertisers, sponsors, travelers and homebuyers value. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

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

Since our inception, we have funded our operations with the proceeds from the private equity financings. We have issued these shares without registration in private placements under Section 4(a) (2) of the Securities Act of 1933, as amended. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended. Currently, revenues provide less than 20% of our cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $200,000, with the expectation of profitability by the middle of fiscal 2017.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based upon that evaluation, our CEO and CFO concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Additionally, we have determined that our disclosure controls and procedures were not effective at the reasonable assurance level due to the lack of an independent audit committee or audit committee financial expert which represents a material weakness as reported in our Annual Report on Form 10-K, filed with the SEC on June 16, 2015. Due to liquidity issues, we have not been able to immediately take any action to remediate this material weakness. However, when conditions allow, we intend to expand our board of directors and establish an independent audit committee consisting of individuals with industry experience including a qualified financial expert. Notwithstanding the assessment that our disclosure controls and procedures were not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained herein fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended November 30, 2015, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

•	Issued 350,000 shares of its common stock cash proceeds of $855,000. We have issued these shares without registration in private placements under Section 4(a) (2) of the Securities Act of 1933, as amended. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the period ended November 30, 2015.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Monaker Group, Inc.’s Quarterly Report on Form 10-Q for the six months ended November 30, 2015 filed January 19, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: January 19, 2016	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2016	/s/ Adam Friedman
Adam Friedman
Chief Financial Officer
(Principal Accounting Officer)

