Form 10-K
period 2016-02-29
Monaker Group, Inc.
filed 2016-06-23
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2015, based on a closing price of $2.85 was approximately $5,110,469.

As of June 21, 2016, the Registrant had 7,508,899 shares of its common stock, par value $0.00001 per share, outstanding.

Explanatory Note

In June of 2016, in connection with the preparation of the Registrant’s consolidated annual financial statements for the fiscal year ended February 29, 2016, certain errors related to the Registrant’s accounting treatment with its deconsolidated affiliate were identified.

Due to the error, as further described below in Note 2 to the audited consolidated financial statements included herein, and based upon the recommendation of management, the Registrant’s Board of Directors determined on June 15, 2016 that the Registrant’s previously issued audited financial statements should no longer be relied upon. As a result of the foregoing the Registrant has restated its consolidated financial statements for the fiscal year ended February 28, 2015, and will be restating its consolidated financial statements for the quarterly periods for the first three quarters of the fiscal year ended February 29, 2016.

FORWARD-LOOKING STATEMENTS

Discussions in this Annual Report on Form 10-K (this “Annual Report”), including those under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies) based on our management’s current beliefs and assumptions. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Where You Can Find Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http: //www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Our periodic filings can also be found at monakergroup.com under “Financial Information”.

In this Annual Report, we may rely on and refer to information regarding the global vacation rental industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

PART I

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest), Voyages North America, LLC (72.5% interest) and Name Your Fee, LLC (51% interest) (which was sold in May 2016).

In addition, unless the context otherwise requires and for the purposes of this report only:

●	”Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	”SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	”Securities Act” refers to the Securities Act of 1933, as amended.

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation was incorporated in the State of Nevada on December 29, 2005, and was a reporting ‘shell company’ as defined in Rule 405 of the Securities Act (“Maximus”). Extraordinary Vacations Group, Inc. (“EXVG”) was incorporated in the State of Nevada in June 2004. Extraordinary Vacations USA Inc. (“EVUSA”), EXVG’s wholly-owned subsidiary, is a Delaware corporation, incorporated on June 24, 2002. On October 9, 2008, EXVG agreed to sell 100% of EVUSA to Maximus and consummated a reverse merger with Maximus. Maximus then changed its name to Next 1 Interactive, Inc. On June 24, 2015 we changed our name to Monaker Group, Inc.

1	Page

On May 12, 2012, we effected a 1:500 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

On June 25, 2015, we effected a 1:50 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

Executive Offices and Telephone Number

Our principal executive offices are located at 2690 Weston Road, Suite 200, Weston, Florida 33331 and our telephone number is (954) 888-9779. Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off-site hosting facility. Additional information about us is available on our website www.monakergroup.com. The information on our websites is not incorporated herein by reference.

Overview

Monaker Group, Inc. and its subsidiaries have been amassing vacation home inventory in efforts to become one of the world’s largest online marketplaces for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, has the capacity of uniting millions of travelers seeking ALR online with property owners and managers of over one million vacation rental properties located in over 120 countries around the world. As of February 29, 2016, we operated our online marketplace through 115 websites in 16 languages, with leading websites in Europe, Asia, South America and the United States. As of February 29, 2016, our global marketplace included approximately 100,000 paid listings on subscriptions and contracted with over 1.1 million listings under the performance based listing arrangement ALRs (described in greater detail below). As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

Our ambition is to become the largest vacation rental platform in the world with auxiliary services so travelers can purchase vacations through one site; NextTrip.com (or through other online distributors sourced by NextTrip.com) and to provide the most qualified inquiries and bookings to property owners and managers. NextTrip serves three major constituents: property owners and managers, travelers and other distributors. Property owners and managers pay to provide detailed listings of their properties on our websites with the goal of reaching a broad audience of travelers seeking ALRs. Listing fees paid by property owners and managers are paid either in the form of subscriptions that are generally for an annual period, or in the form of performance-based fees that allow for owners and managers to list their properties for free and pay us a commission for successful bookings; this allows owners and managers to list their property on NextTrip and pay a commission per booking in lieu of a pre-paid subscription fee. Currently we are converting owners and managers away from the subscription format into the performance-based format. This is transparent to the traveler yet more beneficial to the owners and managers as they accept a larger performance-based fee in return for relief from the up-front subscription fee and lower booking fee. Travelers visit NextTrip and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

The global vacation rental industry is large and growing, but also fragmented and inefficient. We believe we will benefit from having both a broad selection of ALR listings and a large audience of travelers as well as distributors. We believe that the broad selection of ALRs will attract more travelers and the large audience of travelers will in turn attract more ALRs from property owners and managers.

Monaker is a technology driven travel and logistics company with alternative lodging rental inventory. Monaker’s inventory consists of ALRs owned and leased by third parties which are available to rent through Monaker’s websites. Core to the Company’s services are key elements including technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

2	Page

Summary

Monaker sells travel services to leisure and corporate customers around the world. The primary focus is on providing ALR options as well as providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details; this content information is the product of proprietary video-centered technology that allows the Company to create targeted travel videos from its film libraries. In January 2016, the Company introduced a beta of its new Travel Platform under the NextTrip brand. This platform is still under development and continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a combination of proprietary and licensed technology (described below) that connects and searches large travel suppliers as well as perishing and alternative lodging inventories to present to consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

The Company sells its travel services through various distribution channels. The primary distribution channel is through its own websites at Nexttrip.com and Maupintour.com. The second distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings. The remaining distribution channels are in the final stages of deployment and include sales on other travel companies’ websites and sales through networks of third-party travel agents and travel portals.

Monaker’s core holdings include Nexttrip.com, and Maupintour.com along with platforms for vacation home rentals, timeshare rentals and discount travel. Nexttrip.com is the primary website, where travel services are booked. The travel services include, but are not limited to: ALR, tours, activities/attractions, air, hotel and car rentals. Maupintour feeds into Nextrip.com by providing high-end tour packages and activities/attractions.

Additional holdings include a social media/discount travel platform, a 51% interest in Name Your Fee, LLC (which was sold in May 2016) and a 28% interest in RealBiz Media Group, Inc. (“RealBiz”) which was deconsolidated on October 31, 2014 and written off as of February 29, 2016 and February 28, 2015 as an unrealizable investment.

The Company owned approximately 28% of RealBiz Media Group, Inc. (RealBiz) as of February 29, 2016 which is represented by 44,470,101 shares of RealBiz Series A Preferred Stock shares and 10,359,890 shares of RealBiz common stock. In addition, the Company is owed in excess of $5.8 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefit of or on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) to reflect the realizable value of this investment and asset. On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is between $5.8 million to $11.1 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. RealBiz has not yet answered or otherwise responded to the Counterclaim. We believe the claims asserted in the Complaint are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed.

On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida limited liability company named Name Your Fee, LLC. On May 15, 2015, as required, the Company issued 100,000 shares of Series D Preferred Stock to Jasper at a stated value of $5 per share for a total value of $500,000. As stated in the agreement, Monaker received a 51% capital interest and Jasper received a 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. The Company properly eliminated the value of the investment in accordance with ASC Topic 810, Consolidation. On May 16, 2016, the Company entered in to a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of note is due on June 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by August 14, 2018).

3	Page

Products and Services

Monaker’s main focus is marketing alternative lodging rental (ALR) options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with over a million vacation home unit owners and managers as well as owners, developers and managers of timeshare resort units that are made available to consumers and other travel portals (distributors) for nightly or extended stays. In addition, we augment our product offering to travelers by arranging for activities and tours through our subsidiary website Maupintour. Therefore, not only is a traveler identifying a destination and the lodging at the destination but we can provide options of activities to engage in while at the destination. Lastly, we provide the means for making arrangements for the air tickets and car rentals if desired and, if the traveler does not subscribe to the ALR accommodations, hotel rooms can also be selected. Therefore, Monaker, through NextTrip, offers travelers the complete travel package made easy or… Travel Made EasyTM

Products and Services For Property Owners And Managers

Paid Listings.

Paid listings are an advertisement for a property paid via subscription or on a performance basis and displayed on one or more websites. Although listings may be displayed on multiple sites, a paid listing is counted only one time on its native language NextTrip brand, the website from which the listing originated.

Subscription-based Listings.

Subscription-based listings account for approximately 10% of our product offerings and are purchased in advance by property owners or managers as a form of advertising to promote their vacation rentals to prospective travelers on one or more of our websites, typically for one year. On our websites that offer tiered pricing to our property owners and managers, we generally offer four pricing levels – bronze, silver, gold or platinum. Property owners and managers can pay for higher search results placement by purchasing a higher subscription level or tier; however, the results may also be sorted by the traveler based on location, type of property, size or other criteria.

Performance-based listings.

Performance-based listings allow property owners and managers to list a property with no initial upfront fees and instead pay commissions on traveler bookings generated on our websites.

Each listing includes a set of tools for the property owner or manager which enables them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing provides travelers the ability to use email or other methods to contact property owners and managers.

The listings include tools and services to help property owners and managers run their vacation rental businesses more efficiently such as to responding to and manage inquiries, preparing and sending rental quotes and payment invoices, allowing travelers to book online, including being able to enter into rental agreements with travelers online, and processing online payments. Property owners and managers that elect to process online payments are subject to a transaction fee.

Third-Party Services. Through third parties, we offer property owners and managers several ancillary products and services. These products and services include credit card merchant processing and insurance products which are integrated into our property owner and manager tools.

Redistribution of Listings. We make selected, online bookable properties available to online travel agencies as well as channel partners. These properties have a paid listing on one of our websites. We are compensated in various ways for these services including receiving a percentage of the transaction value, charging a fee to the property owner or manager for making this inventory available to these partners, or charging a fee to the channel partner.

4	Page

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace NextTrip provides travelers with tools to search for and filter vacation rentals based on various criteria, such as location, type of property, number of bedrooms, amenities, price, availability or keywords.

Traveler Login. Travelers are able to create accounts on certain NextTrip websites that enable them to send inquiries to property owners and managers without having to fill in their information for each inquiry. They can also benefit from other features such as the ability to save lists of favorite properties and send them to family and friends.

Security. We use a combination of technology and human review to evaluate the content of listings and to screen for inaccuracies or fraud with the goal of providing only accurate and trustworthy information to travelers. Travelers who find and book a property listed on our websites may register their trips to qualify for fraud protection under our Free $1,000 Traveler Protection which provides them with financial protection in certain circumstances up to certain limits. Additionally, we provide a secure method of communication through our websites whereby communication between owners or property managers and the travelers who want to inquire about or book their properties occurs in a secure, authenticated environment on the NextTrip system rather than a third-party email platform.

Reviews and Ratings. Travelers are invited to submit online reviews of the vacation rentals they have rented through our websites. These reviews are intended to convey the accuracy of the listing information found on our websites.

Communication. Travelers who have made at least one inquiry on our websites receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter is available to any traveler who agrees to receive it and offers introductions to new destinations and vacation rentals, as well as tips and useful information when staying in vacation rentals.

Mobile Websites and Applications. We provide versions of our websites formatted for web browsers on smartphones and tablets so that property owners, managers and travelers can access our websites and tools from mobile devices.

Competition

The market to provide listing, searching and marketing services whether they are alternative lodging rental (ALR), activities and tours, air bookings, car rentals or hotel stays is highly competitive and fragmented with limited barriers to entry. Each of the services we provide to property owners, managers and travelers is currently offered by competitors. Furthermore, ALRs are not typically marketed exclusively through any single channel, and many of our listing agreements are not exclusive, potentially allowing our competitors to aggregate a set of listings similar to ours. We believe we compete primarily on the basis of the quantity, quality, and nature of the properties offered on our websites. The majority of properties offered in our marketplace reflect a whole house or property rather than a room. In addition, we benefit from the quality of the direct relationships we have with property owners and managers, the number of inquiries provided to our property owners and managers, the global diversity of the ALRs available on our websites, the quality of our websites, the tools provided to our property owners and managers, customer service, brand identity, the success of our marketing programs and price.

Our principal competitors include:

●	other vacation and short-term rental listing websites, such as TripAdvisor.com, HomeAway.com and Airbnb.com;

●	websites that list both rooms to rent as well as ALRs, such as Airbnb.com, HomeAway.com, Wimdu.com and HouseTrip.com;

●	professional property managers who charge a percentage of booking revenue for their services, such as Wyndam Worldwide Corp. and InterHome, AG;

●	hotels that offer larger rooms and amenities common in ALRs, such as Hyatt Vacation Clubs and Four Seasons Resorts;

●	websites that aggregate listings from property managers who advertise and take bookings on behalf of property managers, such as VacationRoost and Perfect Places, Inc. in the United States and Atraveo and eDomizil in Europe;

5	Page

●	online travel websites, such as those operated by Expedia.com, Hotels.com, Kayak.com, Booking.com, Orbitz.com, Priceline.com and Travelocity.com, have traditionally provided comprehensive travel services and may expand or are now expanding into the ALR category;

●	timeshare exchange companies, such as Interval International, Inc. and RCI, LLC;

●	large Internet companies, such as craigslist, Inc., eBay Inc., Google Inc., MSN.com and Yahoo!, which provide vacation rental listing or search services in addition to a wide variety of other products or services; and

●	offline publishers of classified vacation rental listings, including regional newspapers and travel-related magazines.

For a discussion of the risks attendant to the highly competitive nature of our market, see the information under the heading “Risk Factors” below under the caption “The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.”

Seasonality

Property owners and managers tend to buy subscription listings when travelers are most likely to make vacation plans. The timing primarily depends on whether travelers are taking a winter or summer vacation and tends to vary by country. We typically have the highest level of new and renewed subscription listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of new subscription listings and renewals are expected in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list and renew subscriptions in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe also have seasonality, which may not be reflected in the same quarters.

As performance-based listings grow, the seasonality of those commission-based transactions may result in higher revenues in the summer and winter vacation months. We also expect seasonality in the number of visitors to our websites, with the first quarter having the highest number of visitors.

Research and Development

We have developed proprietary systems architecture to create, maintain and operate our websites. This technology consists of internal development by our staff of designers, developers and engineers and software acquired or licensed from outside developers and companies. Our systems are designed to serve property owners, managers and travelers in an automated and scalable fashion. Costs associated with our research and development is included in several expenses including technology and development, salaries and benefits and in general and administrative expenses.

Technology and Infrastructure

Our websites are hosted using a combination of third-party data centers distributed globally across multiple regions. Our systems architecture has been designed to manage increases in traffic on our websites through the addition of server and network hardware without making software changes. Our third-party data centers provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers, and we have developed and use internal policies and procedures to protect the personal information of our property owners, managers and travelers using our websites that we collect and use as part of our normal operations. Access to our networks, and the servers and databases on which confidential data is stored, is protected by industry standard firewall technology. We test for unauthorized external access to the network daily using automated services and conduct periodic audits performed by our internal staff. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only. Costs associated with our web hosting operation are included in general and administrative costs.

6	Page

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, contracts with third party property managers and distributors. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure currently give us a competitive advantage in the online market for ALR listings and arrangements with attractions and tour operators. We rely on a combination of trademark, copyright and trade secret laws in the United States as well as contractual provisions, to protect our proprietary technology and our brands. We also rely on copyright laws to protect the appearance and design of our sites and applications, although to date we have not registered for copyright protection on any particular content. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. We also enter into confidentiality and invention assignment agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites or our brand names without authorization.

We operate a youtube channel and have over 16,000 hours of raw travel footage to draw from.

The primary web properties are:

nexttrip.com;

maupintour.com;

homeandawayclub.com;

voyage.tv; and

alwaysonvacation.com.

Please see the information under the heading “Risk Factors” under the caption “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Recent Events

On October 26, 2015, the Company entered into a Plan of Merger Agreement with Always on Vacation, Inc. involving a merger of the Company’s wholly-owned subsidiary AOV Holding, Inc. and Always On Vacation, Inc. by issuing 383,230 shares of our common stock to the stockholders of Always On Vacation, Inc. On January 22, 2016, the intellectual property of Always On Vacation, Inc. (i.e. contracts, domains, trademark and platform) was assigned to the Company. On January 23, 2016, our interest in Always On Vacation, Inc. was disposed of through a Stock Purchase Agreement to an unrelated third party for $10 plus their assumption of liabilities of Always On Vacation, Inc.

On November 25, 2015, the Company entered into an Intellectual Property License To Corporation By Licensor Agreement with CJ Software, Inc. for an internet-based, real-time specialty booking engine developed to consolidate unused timeshare, fractional, and other specialty lodgings rooms to be booked for nightly stays. Once this software/platform is fully operational, the Company will pay CJ Software, Inc. the sum of $180,000 by way of the issuance of 45,000 shares of the Company’s common stock valued at $4.00 per share as a one-time lease payment for a perpetual, unrestricted, non-exclusive, worldwide, royalty free license to use the software. In addition, the Company will employ, one of their employees as an employee of Monaker and another as a consultant.

On January 22, 2016, the intellectual property of Next 1 Networks, Inc. (i.e. Nexttrip.com platform, Maupintour.com platform and Home & Away Club portal) was assigned to the Company. On January 23, 2016, our interest in Next 1 Networks, Inc. was disposed of through a Stock Purchase Agreement to an unrelated third party.

As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e., the Nexttrip.com platform, Maupintour.com platform and Home & Away Club portal) owned by the Company’s television media entity (Next 1 Network, Inc.) were assigned to Monaker. The television media entity (Next 1 Network, Inc.) was sold pursuant to a Stock Purchase Agreement dated January 23, 2016 to an unrelated third party for $10 plus their assumption of liabilities of Next 1 Network, Inc.

On May 16, 2016, the Company entered in to a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of note is due on June 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by August 14, 2018).

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are due on June 15, 2017. Amounts borrowed under the line of credit are planned to be used for marketing initiatives, working capital and to repay $300,000 previously borrowed from the Donald P. Monaco Insurance Trust, of which Donald Monaco, a Director of the Company, is the Trustee. The loan contains standard and customary events of default. On June 16, 2016, we borrowed $450,000 under the line of credit.

7	Page

Employees

We employed 13 full-time and part-time employees at February 29, 2016. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly in the development and technology tasks. Our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers and other technical staff.

Segments

We operate as one operating segment consisting of products and services related to our NextTrip online marketplace of travel and logistics services. For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

Our travel and logistics services are composed of the following services:

●	NextTrip.com is a travel portal whose primary focus is alternative lodging rentals (ALR), which includes vacation homes and unused timeshare properties. To reinforce the ALR offering, NextTrip also provides travelers with a vast array of activities available for entertainment while at their destinations which is focus of Maupintour; and the ability to obtain flights and car and hotel rentals through third party relationships.

●	Maupintour is one of the oldest luxury tour companies in North America serving thousands of travel agents around the world. Maupintour has over 65 years of creating tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine-tasting in Italy.

●	A vacation home platform for vacation home rentals is being incorporated into Nexttrip.com and once incorporated, it will allow travelers to search and book from the over 1 million ALRs. This platform is planned to present properties across many countries, through numerous affiliated partner websites and provide the ability to present the portfolio of properties in several distinct languages.

●	A timeshare resort rental platform is also being incorporated into Nexttrip.com with the goal of expanding the traditional “alternative lodging” definition to include higher-end resort units. This will allow consumers to search and book from hundreds of thousands of vacant timeshare units. This vacant inventory is global with a large portion in 4 and 5 star hotels and resorts. Once incorporated into Nextrip.com, consumers will be able to book resort properties, in real-time, at significant discounts and without fear of any timeshare Membership solicitation. Additionally, the platform will provide timeshare Property Managers/Developers/Owners a complete management tool. This will allow them to add and edit their own properties, monitor inventory bookings and rent properties that would have previously been vacant.

●	A library of thousands of hours of travel footage shot in over 30 countries around the world. There are in excess of 15,000 clips of hotels, resorts, cruise and destination activities that are used in the creation of travel videos that are presented on NextTrip.com with search results.

●	A distribution agreement that allows us to position our content, at no cost to Monaker, on our formerly owned network (which was part of Next 1 Network, Inc., which was sold on January 22, 2016 as described above). Distribution of content is in both the linear and VOD (video on demand) TV platforms including Comcast affiliates, Dish Network, Verizon FIOS as well as the 126 million mobile devices on Verizon Wireless. The distribution agreement provides up to 60 minutes a day of programming and/or advertising time through 30 second commercials and selective Travel programming into approximately 37 million households in the Caribbean, Canada and the United States.

●	The Travel Club, which is a membership platform that gives members access to existing travel product lines including cruises, hotels and resorts, airfare, and car rental. The Travel Club also has a comprehensive lineup of lifestyle offerings that include golf, skiing, wine clubs, high-end merchandise, sports, concert and entertainment tickets, cosmetics, spa, and wellness programs. The Company distributes Vacation Club memberships to other organizations such as real estate agents as a means to allow them to benefit their agents and customers and stay in contact with them through promotions.

8	Page

Other Investments:

●	NameYourFee.com is a next generation job recruiting website that allows employers to specify the amount of commission they are willing to pay a recruiting firm for placing candidates. On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida limited liability company named Name Your Fee, LLC. On April 20, 2015, the Company entered into a Joint Venture Agreement with Jasper to leverage its existing technology and develop www.NameYourFee.com which provides tools for employment agencies to market their services. The Company’s ownership in the Joint Venture is 51% and the Jasper’s is 49%. The Company and Jasper share in capital contributions as well as participate in the net profits of Name Your Fee, LLC while Jasper operates and runs the NameYourFee.com website. On May 15, 2015, the Company issued 100,000 shares of Series D Preferred Stock to Jasper at a stated value of $5 per share for a total value of $500,000. As stated in the agreement, Monaker received a 51% and Jasper received a 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. The Company properly eliminated the value of the investment in accordance with ASC Topic 810, Consolidation. On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of note is due on June 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by August 14, 2018).

●	RealBiz Media Group, Inc. focuses on real estate media advertising and is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz generates revenue through real estate agent and broker services fees. Monaker maintains a significant interest (approximately 28%) in RealBiz Preferred Series A Stock and RealBiz Common Stock which have been written down to zero ($0) to reflect the realizable value of this investment. The Company owns an approximately 28% interest in RealBiz as of February 29, 2016 which is represented by 44,470,101 RealBiz Preferred Series A Shares and 10,359,890 shares of RealBiz common stock. In addition, the Company is owed in excess of $5.8 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefits and services provided by Monaker on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) to reflect the realizable value of this investment and asset. On May 16, 2016, the Company was served with a Summons In A Civil Action whereby RealBiz alleged that they are owed $1,287,517 for unjust enrichment. The Company vehemently denies the allegations that RealBiz is owed funds. In addition, on June 6, 2016, the Company has filed counter claims against RealBiz for amounts owed in excess of $5.8 million for amounts paid for the benefit of and/or on behalf of RealBiz that have not been paid to the Company.

The Company is actively working on creating and/or expanding several key relationships with travel suppliers to allow it to distribute its ALR offerings. Currently, travel revenues are principally generated by Maupintour. Maupintour revenue is generated from the sale of high-end escorted tours and Flexible Independent Travel (FIT) tours as well as upscale clientele seeking customized trips. The Company estimates that its target market for Maupintour represents less than 5% of all U.S. domestic leisure travelers. We believe that upscale travelers, primarily discerning “Baby Boomers,” seek travel solutions rather than pre-packaged tours, and the Company has consistently tried to cater to this niche marketplace, rather than compete on the lower end of the market.

The travel video platform is active on Maupintour.com and the number of travel clips available is increasing by incorporating much of our travel destinations footage library as well as through content from tourism boards and key travel suppliers. Our videos platforms have calls-to-action that we plan to push across potentially millions of web and mobile devices and as brand awareness is created through this media platform, we anticipate that revenues should increase as well.

The Company’s target markets are a) those consumers that prefer a “similar to home” experience when choosing their lodging preference (i.e., vacation homes) and those that want affordable high-end resort accommodations (i.e., timeshare resort units) and, b) established distribution channels and portals that cater to those same consumers.

Essentially, the Company has identified its target products in the alternative lodging and activities / tours niches. All remnants of its historical foray into the television media and real estate sectors have been sold or abandoned to focus exclusively on the travel sector. The Company continues to serve its existing travel clients through Maupintour and NextTrip.com.

9	Page

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

Item 1A. Risk Factors

In addition to the other information in this Annual Report, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Annual Report or that we have made or will make elsewhere.

10	Page

Risks Inherent In Our Company

Although the Company has incurred losses to-date, the losses are largely attributable to the operations of RealBiz Media Group, Inc. (RealBiz) during the periods the Company presented consolidated results with RealBiz. We have deconsolidated operations with RealBiz and have written-off our investment in RealBiz to the realizable value of zero. All operations of the Company are focused on travel and promoting alternative lodging. Additional development expenses may delay or negatively impact the ability to generate profits. Our auditor has expressed a going concern opinion regarding our financial condition.

At October 31, 2014, RealBiz Media Group, Inc. (RealBiz) was deconsolidated from the Company as the interest in RealBiz had fallen from 61% to 43% and as of February 29, 2016 the interest in RealBiz was at approximately 28%. As of February 29, 2016, and February 28, 2015, the Company had an accumulated deficit of $93,562,357 and $89,011,873, respectively. The net loss during the current year amounts to $4,550,484 which is mainly attributable to an operating loss of $3,528,642, gain on sale of subsidiary of $1,082,930, loss on settlement of debts of $863,855, and loss on inducements to convert to preferred stock of $1,392,666.

The travel operations provided a gross margin of $327,356 which is the result of gross revenues of $544,658 less direct costs of $217,302. Through February 29, 2016, the capitalized costs to develop the platforms and websites amount to $2,625,086 and although additional development expenses are expected, we believe that the bulk of the expenses have been incurred and the platforms / websites are expected to begin generating gross profits between the second and third quarter of 2016. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits.

As a result, the opinion the Company received from its independent registered public accounting firm on its February 29, 2016 financial statements contains an explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and may realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

We will need additional capital which may not be available on commercially acceptable terms, if at all.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 29, 2016, we had approximately $3.0 million of current liabilities (a decrease from the $12.2 million of current liabilities as of February 28, 2015). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

11	Page

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure (as previously noted, the liabilities have been reduced from $12.2 million as of February 28, 2015 to $3.0 million as of February 29, 2016). We anticipate that we will need to issue equity to fund our operations and continue to repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we are involved in lawsuits, regulatory inquiries and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

Risks Related to Our Business

If we are unable to attract and maintain a critical mass of alternative lodging rental (ALR ) listings and travelers, whether due to competition or other factors, our marketplace will become less valuable to property owners and managers and to travelers, and it could significantly decrease our ability to generate revenue and net income in the future.

We anticipate that moving forward, most of our revenue will be generated when owners or managers of alternative lodging rental (ALR) pay us listing fees, by subscription or a booking commission, to list and market vacation rentals to travelers who visit our online marketplace. Accordingly, our success primarily depends on our ability to attract owners, managers, travelers and advertisers to NextTrip. If property owners and managers choose not to market their ALRs through our websites, or instead list them with a competitor, we may be unable to offer a sufficient supply and variety of ALRs to attract travelers to our websites. Similarly, our volume of new listings and listing renewals may suffer if we are unable to attract travelers to our websites. As a result of any of these events, the perceived usefulness of our online marketplace may decline, and it could significantly decrease our ability to generate revenue and net income in the future. As a result, the value of our securities may decline in value or become worthless.

Our business depends substantially on property owners and managers renewing their paid listings.

Our business depends substantially on property owners and managers renewing their subscription listings. Any decline in our subscription listing renewals could harm our operating results. Property owners and managers generally market their vacation rentals on our websites pursuant to prepaid annual subscription listings with no obligation to renew. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors. These factors include property owners’ decisions to sell or to cease renting their properties, their decisions to use the services of our competitors, or their dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew paid listings if we cannot generate visits from large numbers of travelers seeking, inquiring about or booking vacation rentals. As a result our revenue may decline and our results of operations may be negatively affected.

If we are unable to drive visitors to our websites from search engines, this could negatively impact transactions on our websites and therefore cause our revenue to decrease.

Many visitors find our websites by searching for vacation rental information through Internet search engines. A critical factor in attracting visitors to our websites is how prominently we are displayed in response to search queries. Accordingly, we utilize search engine marketing, or SEM, as a means to provide a significant portion of our visitor acquisition. SEM includes both paid visitor acquisition (on a cost-per-click basis) and unpaid visitor acquisition, which is often referred to as organic search.

12	Page

One method we employ to acquire visitors via organic search is commonly known as search engine optimization, or SEO. SEO involves developing our websites in order to rank highly in relevant search queries. In addition to SEM and SEO, we may also utilize other forms of marketing to drive visitors to our websites, including branded search, display advertising and email marketing.

The various search engine providers, such as Google and Bing, employ proprietary algorithms and other methods for determining which websites are displayed for a given search query and how highly websites rank. Search engine providers may change these methods in a way that may negatively affect the number of visitors to our websites and may do so without public announcement or detailed explanation. Therefore, the success of our SEO and SEM strategy depends, in part, on our ability to anticipate and respond to such changes in a timely and effective manner.

In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we fail to follow such guidelines and policies properly, the search engine may cause our content to rank lower in search results or could remove the content altogether. If we fail to understand and comply with these guidelines and policies and ensure our websites’ compliance, our SEO and SEM strategy may not be successful.

If we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEO and SEM strategy, it is likely that we will acquire fewer visitors to our websites. Fewer visitors to our websites could lead to property owners and managers becoming dissatisfied with our websites, as well as fewer travelers inquiring and booking through our websites, either or both of which could adversely impact our revenue. We may not be able to replace this traffic in a cost-effective manner from other channels, such as cost-per-click SEM or display or other advertising, or even at all. Any attempt to replace this traffic through other channels may increase our sales and marketing expenditures, which could adversely affect our operating results.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving alternative lodging rental (ALR), Internet and e-commerce industries could harm our operating results.

We operate in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements that can affect our operations or regulate the rental activity of property owners and managers.

Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome because each region in which we operate has different regulations with respect to licensing and other requirements for the listing of alternative lodging rental (ALR). Our online marketplace is accessed by property owners, managers and travelers in multiple states and foreign jurisdictions. Our business efficiencies and economies of scale depend on generally uniform treatment of property owners, managers and travelers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose an added cost to our business and increased liability for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or reinterpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information and real estate licensing requirements. Violations or new interpretations of these laws or regulations may result in penalties, negatively impact our operations and damage our reputation and business.

In addition, regulatory developments may affect the alternative lodging rental (ALR) industry and the ability of companies like us to list those vacation rentals online. For example, some municipalities have adopted ordinances that limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days and other cities may introduce similar regulations. Some cities also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to ALR. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used, in ways not originally intended, that could burden property owners and managers or otherwise harm our business. These and other similar new and newly interpreted regulations could increase costs for, or otherwise discourage, owners and managers from listing on our websites, which could harm our business and operating results.

13	Page

From time to time, we may become involved in challenges to, or disputes with government agencies regarding, these regulations. For example, some government agencies have asked us directly to comply with their regulations and provide owner and manager data to assist them in their enforcement and audit efforts, which requests we have complied with to date. We may not be successful in defending against the application of these laws and regulations. Further, if we were required to comply with regulations and government requests that negatively impact our relations with property owners, managers and travelers, our business, operations and financial results could be adversely impacted.

Additionally, new, changed, or newly interpreted or applied tax laws, statutes, rules, regulations or ordinances could increase our property owners’ and managers’ and our compliance, operating and other costs. This, in turn, could deter property owners and managers from renting their ALR properties, negatively affect our new listings and renewals, or increase costs of doing business. Any or all of these events could adversely impact our business and financial performance.

Furthermore, as we expand or change the products and services that we offer or the methods by which we offer them, we may become subject to additional legal regulations, tax requirements or other risks. Regulators may seek to impose regulations and requirements on us even if we utilize third parties to offer the products or services. These regulations and requirements may apply to payment processing, insurance products or the various other products and services we may now or in the future offer or facilitate through our marketplace. Whether we comply with or challenge these additional regulations, our costs may increase and our business may otherwise be harmed.

If we are not able to maintain and enhance our NextTrip brand and the brands associated with each of our websites, our reputation and business may suffer.

It is critical for us to maintain and enhance our brand identity in order to attract and retain property owners, managers and travelers. The successful promotion of our brands will depend largely on our marketing and public relations efforts. We expect that the promotion of our brands will require us to make substantial investments, and, as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. In addition, we may not be able to successfully build our NextTrip brand identity in the United States and overseas without losing value associated with, or decreasing the effectiveness of, our other brand identities. If we do not successfully maintain and enhance our brands, we could lose traveler traffic, which could, in turn, cause property owners and managers to terminate or elect not to renew their listings with us. In addition, our brand promotion activities may not be successful or may not yield revenue sufficient to offset their cost, which could adversely affect our reputation and business.

Our long-term success depends, in part, on our ability to expand our property owner, manager and traveler bases outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including acquiring international businesses and conducting business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. In addition, conducting international operations subjects us to risks that we generally do not face in the United States. These risks include:

●	the cost and resources required to localize our services, which requires the translation of our websites and their adaptation for local practices and legal and regulatory requirements;

●	adjusting the products and services we provide in foreign jurisdictions, as needed, to better address both the needs of local owners and travelers, and the threats of local competitors;

●	being subject to foreign laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices, which may be less developed, less predictable, more restrictive, and less familiar, and which may adversely affect financial results in certain regions;

●	competition with companies that understand the local market better than we do or who have pre-existing relationships with property owners, managers and travelers in those markets;

14	Page

●	legal uncertainty regarding our liability for the transactions and content on our websites, including online bookings, property listings and other content provided by property owners and managers, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

●	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, including invoicing, data collection and storage, financial reporting and tax compliance requirements, which are subject to unexpected changes;

●	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

●	challenges associated with joint venture relationships and minority investments;

●	adapting to variations in foreign payment forms;

●	difficulties in managing and staffing international operations and establishing or maintaining operational efficiencies;

●	difficulties in establishing and maintaining adequate internal controls and security over our data and systems;

●	currency exchange restrictions and fluctuations in currency exchange rates;

●	potentially adverse tax consequences, which may be difficult to predict, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

●	political, social and economic instability abroad, war, terrorist attacks and security concerns in general;

●	the potential failure of financial institutions internationally;

●	reduced or varied protection for intellectual property rights in some countries; and

●	higher telecommunications and Internet service provider costs.

Operating in international markets also requires significant management attention and financial resources. We cannot guarantee that our international expansion efforts in any or multiple territories will be successful. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs.

The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.

The market to provide listing, search and marketing services for the alternative lodging rental (ALR) industry is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. All of the services that we provide to property owners, managers and travelers, including listing and search, are provided separately or in combination by current or potential competitors. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Furthermore, properties in the ALR industry are not typically marketed exclusively through any single channel, and our listing agreements are not typically exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. Increased competition could result in a reduction in revenue, rate of new listing acquisition, existing listings or market share.

There are thousands of vacation rental listing websites that compete directly with us for listings, travelers, or both, such as HouseTrips.com, Booking.com, HomeAway.com, Airbnb, @Leisure, InterHome, TripAdvisor and Wyndham Worldwide. Many of these competitors offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom also market their properties on our websites.

15	Page

Competitors also operate websites directed at the wider fragmented travel lodging market, such as Airbnb (worldwide), HomeAway (worldwide) and Wimdu (worldwide), by listing either rooms or the owner’s primary home. These properties increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler. Some vacation rental property owners and managers also list on these websites, and consequently these companies currently compete with us to some extent.

We also compete with online travel agency websites, such as Expedia, Hotels.com, Kayak, Priceline, Booking.com, Orbitz and Travelocity, which have traditionally provided comprehensive travel services and some of whom are now expanding into the vacation rental category. We also compete with large Internet search companies, such as craigslist, eBay, Google, MSN.com and Yahoo!, which provide listing or advertising services in addition to a wide variety of other products or services. In addition, some competitors, such as Perfect Places, Inc. and VacationRoost, Inc. in the United States and Atraveo and eDomizil in Europe, predominately serve the professional property manager marketplace, and therefore have the ability to create more products and features targeted to property managers. Hotels, corporate travel providers, travel metasearch engines, travel content aggregators, mobile platform travel applications, social media websites, and even mobile computing hardware providers all also have the potential to increase their competitive presence in the areas of our business as well.

We believe we will compete primarily on the basis of the quantity and quality of our listings, the quality of the direct relationships we have with property owners and managers, the volume of expected travelers who will visit our websites, the number of inquiries provided to our property owners and managers, the global diversity of the vacation rentals available on our websites, the quality of our websites, the tools provided to our property owners and managers to assist them with their business, customer service, brand identity, the success of our marketing programs, and price. If current or potential property owners, managers or travelers choose to use any of these competitive offerings in lieu of ours, our revenue could decrease and we could be required to make additional expenditures to compete more effectively. Any of these events or results could harm our business, operating results and financial condition.

In addition, most of our current or potential competitors are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, our current or potential competitors may have access to larger property owner, manager or traveler bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or owner, manager or traveler requirements. Furthermore, because of these advantages, existing and potential owners, managers and travelers might accept our competitors’ offerings, even if they may be inferior to ours. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

If the businesses and/or assets that we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

As of February 29, 2016, we have acquired six platforms, a library of over 16,000 hours of travel footage and a YouTube Channel, and currently have an equity investment in RealBiz Media Group, Inc. The businesses we have acquired or invested in may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

Our mergers and acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

●	legal or regulatory challenges or post-acquisition litigation, which could result in significant costs or require changes to the businesses or unwinding of the transaction;

●	failure of the acquired company or assets to achieve anticipated revenue, earnings or cash flow;

●	diversion of management’s attention or other resources from our existing business;

16	Page

●	our inability to maintain the key customers and business relationships, and the reputations of acquired businesses;

●	uncertainty resulting from entering markets in which we have limited or no prior experience or in which competitors have stronger market positions;

●	our dependence on unfamiliar affiliates and partners of acquired businesses;

●	unanticipated costs associated with pursuing acquisitions;

●	liabilities of acquired businesses, which may not be disclosed to us or which may exceed our estimates, including liabilities relating to non-compliance with applicable laws and regulations, such as data protection and privacy controls;

●	difficulties in assigning or transferring to us or our subsidiaries intellectual property licensed to companies we acquired;

●	difficulties in maintaining our internal standards, controls, procedures and policies including financial reporting requirements of the Sarbanes-Oxley Act of 2002 and extending these controls to acquired companies;

●	potential loss of key employees of the acquired companies;

●	difficulties in complying with antitrust and other government regulations;

●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles; and

●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies and assets, including as they relate to creation, ownership and rights in intellectual property, existence of open source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

If we are unable to introduce new or upgraded products, services or features that travelers or property owners and managers recognize as valuable, we may fail to drive additional travelers to our websites or retain existing and attract new property owners and managers. Our efforts to develop new and upgraded services and products could require us to incur significant costs.

In order to continue to attract travelers to our online marketplace and retain existing and attract new property owners and managers, we will need to continue to invest in the development of new products, services and features that both add value for travelers, property owners and managers and differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If travelers, property owners or managers do not recognize the value of our new services or features, they may choose not to utilize or list on our online marketplace.

Attempting to develop and deliver these new or upgraded products, services or features involves inherent hazards and difficulties, and is costly. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites have inherent risks, and we may not be able to manage these product developments and enhancements successfully. We may not succeed in developing new or upgraded products, services or features or new or upgraded products, services or features may not work as intended or provide value. In addition, some new or upgraded products, services or features may be difficult for us to market and may also involve unfavorable pricing. Even if we succeed, we cannot guarantee that our property owners and managers will respond favorably.

17	Page

In addition to developing our own improvements, we may choose to license or otherwise integrate applications, content and data from third parties. The introduction of these improvements imposes costs on us and creates a risk that we may be unable to continue to access these technologies and content on commercially reasonable terms, or at all. In the event we fail to develop new or upgraded products, services or features, the demand for our services and ultimately our results of operations may be adversely effected.

We have a relatively limited operating history and we operate in a rapidly evolving industry, which makes it difficult to evaluate our current business and future prospects. If we fail to predict the manner in which our business will perform or how the market will develop, our business and prospects may suffer materially.

Our limited operating history, together with our rapidly changing industry, may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. These include challenges in accurate financial planning and forecasting as we develop new products or strategic plans, such as our online booking initiative and value added services like insurance and property damage protection and payment processing capabilities, with little or no historical reference as a basis for such planning and forecasting. Our business and prospects should be considered in light of the risks and difficulties we may encounter as a company operating in a highly competitive environment where changes to our business, plans, and products may be required to respond to such changes.

In addition, the market for online alternative lodging rental (ALR) is relatively new and, in many geographies, is unproven with little data or research available regarding the market and industry. It is uncertain whether the ALR market in many territories where we do business will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and cash flow growth, at anticipated levels or at all. Even in territories where we currently do business, we may need to focus on or offer different types of products and services in order to remain competitive. Our success will depend to a substantial extent on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed and use their own proprietary online listing services and, therefore, may be reluctant or unwilling to use our websites to market their properties. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraudulent activity, including phishing, or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which could significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of our websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

Changes in our effective tax rate could harm our future operating results.

We are subject to federal and state income taxes in the United States and in various foreign jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by several circumstances, including:

●	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

●	effects of certain non-tax deductible expenses, including those arising from the requirement to expense stock options;

●	changes in the valuation of our deferred tax assets and liabilities;

●	transfer pricing adjustments, including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

●	adverse outcomes resulting from any tax audit;

●	our ability to utilize our net operating losses and other deferred tax assets; and

●	changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

18	Page

Significant judgment is required in the application of accounting guidance relating to uncertainty in income taxes. If tax authorities challenge our tax positions and any such challenges are settled unfavorably, it could adversely impact our provision for income taxes.

We are exposed to fluctuations in currency exchange rates.

Because we currently do and will continue to conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

Our business depends on retaining and attracting capable management and operating personnel.

Our success depends in large part on our ability to attract and retain high-quality management and operating personnel, as well as skilled technical and marketing personnel, who are in high demand and are often subject to competing offers. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program and incentive bonuses for executive officers and other key employees. While we attempt to provide additional or different incentive compensation tools to mitigate this impact, the measures we employ to attract and maintain key personnel may not be effective enough to enable us to attract and retain the personnel we require to operate our business effectively.

If we fail to protect confidential information against security breaches, or if property owners, managers or travelers are reluctant to use our online marketplace because of privacy or security concerns, we might face additional costs, and activity on our websites could decline.

We collect and use personally identifiable information of property owners, managers and travelers in the operation of our business. Our systems may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches of our systems, or even the systems of third parties we rely upon, such as credit card processors, could damage our reputation and expose us to litigation and possible liability under various laws and regulations. In addition, industry-wide incidents, or incidents specific to us, could deter people from using our online marketplace. Concern among property owners, managers and travelers regarding our use of personal information collected on our websites could keep them from using, or continuing to use, our online marketplace.

There are risks of security breaches both on our own systems and on third party systems which store our information as we increase the types of technology we use to operate our marketplace, such as mobile applications. New and evolving technology systems and platforms may involve security risks that are difficult to predict and adequately guard against. In addition, third parties that process credit card transactions between us and property owners and managers maintain personal information collected from them. Such information could be stolen or misappropriated, and we could be subject to liability as a result. Further, property owners and managers may develop a lack of confidence in these third parties or in their ability to securely conduct credit card transactions on our websites or the Internet in general, which could adversely impact our business, revenue and operating results. Our property owners, managers and travelers may be harmed by such breaches and we may in turn be subject to costly litigation or regulatory compliance costs, and harm to our reputation and brand. Moreover, some property owners, managers and travelers may cease using our marketplace altogether.

19	Page

The laws of some states and countries require businesses that maintain personal information about their residents in electronic databases to implement reasonable measures to keep that information secure. Our practice is to encrypt all sensitive information, but we do not know whether our current practice will be challenged under these laws. In addition, under certain of these laws, if there is a breach of our computer systems and we know or suspect that unencrypted personal data has been stolen, we are required to inform any user whose data was stolen, which could harm our reputation and business. Complying with the applicable notice requirements in the event of a security breach could result in significant costs. We may also be subject to contractual claims, investigation and penalties by regulatory authorities, and claims by persons whose information was disclosed.

Compounding these legal risks, many states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with these numerous and contradictory requirements of is particularly difficult for us because we collect personal information from users in multiple jurisdictions. While we intend to comply fully with these laws, failure to comply could result in legal liability, cause us to suffer adverse publicity and lose business, traffic and revenue. If we were required to pay any significant amount of money in satisfaction of claims under these or similar laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully, our business, operating results and financial condition could be adversely affected.

In addition, third parties may target users of our websites directly with attempts to breach the security of their email accounts or management systems, such as through phishing attacks, which are fraudulent identity theft schemes designed to appear as legitimate emails from us or from our property owners and managers. Criminals may also employ other schemes aimed at defrauding our property owners, managers or travelers in ways that we may not anticipate or be able to adequately guard against. Although phishing attacks and other fraud schemes are generally not carried out through our systems, victims may nevertheless seek recovery from us. As a result, we may be required to defend ourselves in costly litigation and may suffer harm to our reputation, brand and business.

In the event any of the above risks were to occur our reputation could be harmed, we could lose website traffic or users and as a result our results of operations and the value of our securities could be adversely effected.

If we are unable to adapt to changes in technology, our business could be harmed.

Because property owners, managers and travelers can access our websites using a variety of hardware and software platforms, we will need to continuously modify and enhance our service to keep pace with related technological changes. We may not be successful in developing necessary, functional and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses. In addition, any failure of our online marketplace to operate effectively with future technologies could result in dissatisfaction from travelers, property owners, managers and advertisers, any of which could harm our business.

We may be subject to liability for the activities of our property owners and managers, which could harm our reputation and increase our operating costs.

We periodically receive complaints related to certain activities on our websites, including disputes over the authenticity of an alternative lodging rental (ALR) listing, unauthorized use of credit card and bank account information and identity theft, phishing attacks, potential breaches of system security, libel, and infringement of third-party copyrights, trademarks or other intellectual property rights. We have also experienced fraud by purported owners or managers listing properties which either do not exist or are significantly not as described in the listing. The methods used by perpetrators of fraud constantly evolve and are complex. Moreover, our trust and security measures may not detect all fraudulent activity. Consequently, we expect to continue to receive complaints from travelers and requests for reimbursement of their rental fees, as well as actual or threatened related legal action against us in the usual course of business.

20	Page

We may also be subject to claims of liability based on events that occur during travelers’ stays at ALRs, including those related to robbery, injury, death, and other similar incidents. As our websites become more integral to the rental transaction through our expanded e-commerce tools and offerings, the potential for these types of claims could increase. This in turn could increase our operating costs and adversely affect our business and results of operations, even if these claims do not result in liability, as we incur costs related to investigation and defense. The available terms and conditions of our websites specifically state that we are exempt from any liability to travelers relating to these matters. However, the enforceability of these terms varies from jurisdiction to jurisdiction, and the laws in this area are consistently evolving. If we are subject to liability or claims of liability relating to the acts of our property owners or managers, or due to fraudulent listings, we may be subject to negative publicity, incur additional expenses and be subject to liability, any of which could harm our business and our operating results.

Loss or material modification of our credit card acceptance privileges could have a material adverse effect on our business and operating results. Credit card acceptance privileges involve additional potential costs relating to reimbursements and fraud.

The loss of our credit card acceptance privileges could significantly limit the availability and desirability of our products and services. Moreover, if we fail to fully perform our contractual obligations we could be obligated to reimburse credit card companies for refunded payments that have been contested by the cardholders. In addition, even when we are in compliance with these obligations, we bear other expenses including those related to the acceptance of fraudulent credit cards. As a result of all of these risks, credit card companies may require us to set aside additional cash reserves, may increase the transaction fees they charge us, or may even refuse to renew our acceptance privileges.

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. Failure to comply may subject us to fines, penalties, damages and civil liability and could prevent us from processing or accepting credit cards. However, we cannot guarantee that compliance with these rules will prevent illegal or improper use of our payments systems or the theft, loss or misuse of the credit card data.

The loss of, or the significant modification of, the terms under which we obtain credit card acceptance privileges could have a material adverse effect on our business, revenue and operating results.

Our revenue, expenses and operating results could be negatively affected by changes in travel, real estate and alternative lodging rental (ALR) markets, as well as general economic conditions.

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets, which are unpredictable, as well as trends in the general economy. Therefore, our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations. For example, changes in the travel industry, such as disruptions caused by war, terrorist attacks, natural disasters, weather bankruptcies or diseases could significantly reduce the willingness of potential travelers to plan vacation and other travel. Such disruptions that harm or destroy vacation homes could cause the property owners and managers of such homes to cancel or fail to renew their listings. Downturns in real estate markets may result in decreased new building rates and increases in foreclosures, which could also result in fewer vacation rentals available for listing. Also, since vacation travel is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that travelers spend on vacation travel. Additionally, property owners may choose or be forced to sell their vacation rentals during periods of economic slowdown or recession. Any or all of these factors could reduce the demand for vacation rentals and our services, reducing our revenue. This in turn could increase our need to make significant expenditures to continue to attract property owners, managers and travelers to our websites.

21	Page

Vacation rentals are often located in popular vacation destinations around the world and utilized on a seasonal basis. Factors influencing the desirability of vacation rentals in a particular region or season could adversely affect our ability to obtain new listings and retain existing listings.

Alternative lodging rentals (ALR) are often located in popular vacation destinations and utilized on a seasonal basis. As a result, our listings involve properties that are often concentrated in particular regions, and our revenue is dependent upon our ability or willingness to list properties in those regions. If we became unable or unwilling to list properties in a particular region, our listings in the region could decline or cease to grow, and revenue and results of operations could be adversely impacted.

In addition, factors influencing the desirability of ALRs in a particular region or during a specific season could adversely affect our ability to obtain new listings and retain existing listings. A significant natural disaster, political turmoil or other regional disturbance could reduce the number of available vacation rentals in that area, reducing our listing base and our revenue. In addition, if we do not have sufficient property listings in a newly popular vacation destination, we could fail to attract travelers to our websites and property owners and managers may opt to list their properties with a competitor having a greater presence in that area.

We could face liability for transactions and information on or accessible through our online marketplace.

A significant portion of the information available through our online marketplace is submitted by property owners and managers and third parties. Property owners and managers could assert that information concerning them on our websites contains errors or omissions and third parties could seek damages from us for losses incurred if they rely upon such incorrect information. We could also be subject to claims that such information is defamatory, libelous, or infringes on third-party copyrights and privacy and publicity rights. We might be subject to claims that by providing links to third party websites, we are liable for wrongful actions by those third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

In addition, our services feature a property review platform, which allows travelers to post property reviews and other information about properties, property owners and managers. Although this feedback is generated by users and not by us, claims of libel, defamation or other injury have been made against other Internet service providers offering similar forums and may be made against us for content posted in this forum. Our potential liability for this information could require us to expend substantial resources to reduce our liability exposure and may limit the attractiveness of our online marketplace. Moreover, our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and as a result we could face significant liability for such claims which could have a material adverse effect on our cash flows.

Property owner, manager or traveler complaints or negative publicity about our company, our services or our business activities could diminish use of our online marketplace and our brand.

Property owner, manager or traveler complaints or negative publicity about our company, our services or our business activities could severely diminish consumer confidence in and use of our online marketplace and negatively effect our brand. Our measures to combat risks of fraud and breaches of privacy and security can damage relations with our property owners and managers, for instance when we remove listings which have repeatedly been reported as misleadingly described. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle property owner, manager and traveler complaints effectively. If we do not handle these complaints effectively, our reputation may suffer, and we may lose the confidence of property owners, managers and travelers. We may also be the subject of blog or forum postings that include inaccurate statements and create negative publicity. As a result of these complaints or negative publicity, property owners and managers may discontinue their listing with us or travelers may discontinue their use of our websites, and our business, brand and results of operations could be adversely impacted.

22	Page

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks and patent applications. We believe that our intellectual property is an essential asset of our business and that our domain names and our technology infrastructure currently give us a competitive advantage in the online market for alternative lodging rental (ALR) listings. If we do not adequately protect our intellectual property, our brand, reputation and perceived content value could be harmed, resulting in an impaired ability to compete effectively.

To protect our intellectual property we rely on a combination of copyright, trademark, patent and trade secret laws, contractual provisions and our user policy and restrictions on disclosure. Upon discovery of potential infringement of our intellectual property, we promptly take action we deem appropriate to protect our rights. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, service marks and our other proprietary rights. Even if we do detect violations and decide to enforce our intellectual property rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming, expensive, distracting and result in unfavorable outcomes. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete.

Effective trademark, copyright and trade secret protection may not be available in every country in which our products are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claim against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

We currently rely on a small number of third-party service providers to host and deliver a significant portion of our services, and any interruptions or delays in services from these third parties could impair the delivery of our services and harm our business.

We rely on third-party service providers for numerous products and services, including payment processing services, data center services, web hosting services, insurance products for customers and travelers and some customer service functions. We rely on these companies to provide uninterrupted services and to provide their services in accordance with all applicable laws, rules and regulations.

23	Page

We use a combination of third-party data centers distributed globally across multiple regions to host our websites and core services. We do not control the operation of any of the third-party data center facilities we use. These facilities, including our co-location hosting center, may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. We currently do not have a comprehensive disaster recovery plan in place nor do our systems provide complete redundancy of data storage or processing. As a result, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in our services and harm to our reputation and brand. Additionally, our third-party data center facility agreements are of limited durations, and our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged. This shift to alternate data centers could take more than 24 hours depending on the nature of the event.

Furthermore, we depend on continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason or if their services are disrupted, we could experience disruption in our services or we could be required to retain the services of a replacement bandwidth provider, which could harm our business and reputation.

Our operations are dependent on the availability of electricity, which also comes from third-party providers. If we or the third-party data center facilities that we use to deliver our services were to experience a major power outage, it could result in disruption of our services and harm to our business.

If these companies experience difficulties and are not able to provide services in a reliable and secure manner, if they do not operate in compliance with applicable laws, rules and regulations and, with respect to payment and card processing companies, if they are unable to effectively combat the use of fraudulent payments on our websites, our results of operations and financial positions could be materially and adversely affected. In addition, if such third-party service providers were to cease operations or face other business disruption either temporarily or permanently, or otherwise face serious performance problems, we could suffer increased costs and delays until we found or developed an equivalent replacement, any of which could have an adverse impact on our business and financial performance.

Our processing, storage, use and disclosure of personal data will expose us to risks of internal or external security breaches and could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

The security of data when engaging in electronic commerce is essential in maintaining consumer and supplier confidence in our services. Substantial or ongoing security breaches whether instigated internally or externally on our systems or other internet based systems could significantly harm our future business. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.

We cannot guarantee that our security measures will prevent security breaches or attacks. A party (whether internal, external, an affiliate or unrelated third party) that is able to circumvent our security systems could steal customer information or transaction data, proprietary information or cause significant interruptions in our operations. For instance, from time to time, companies have experienced “denial-of-service” type attacks that have made portions of websites slow or unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.

24	Page

We also face risks associated with security breaches affecting third parties conducting business over the Internet. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, our services as a means of conducting commercial transactions. Additionally, security breaches at third parties such as supplier or distributor systems upon which we may rely could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions.

In our processing transactions, we will receive and store a large volume of personally identifiable data. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations and financial condition.

Our websites may encounter technical problems and service interruptions.

Our websites may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate visitors and reduce our future web site traffic, which could have a material adverse effect on our business.

Our success is dependent upon our senior management team and our ability to hire and retain qualified employees.

Our success materially depends upon the efforts of our management and other key personnel, including but not limited to William Kerby, our Chief Executive Officer. If we lose the services of our key personnel, including Mr. Kerby, our business would be materially and adversely affected. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance, on Mr. Kerby or any of our other key personnel.

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

If we do not successfully implement any acquisition strategies, our operating results and prospects could be harmed.

We face competition within our industry for acquisitions of businesses, technologies and assets, and, in the future, such competition may become more intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or at all because of such competition. Furthermore, if we enter into negotiations that are not ultimately consummated, those negotiations could result in diversion of management time and significant out-of-pocket costs. Even if we are able to complete such acquisitions, we may additionally expend significant amounts of cash or incur substantial debt to finance them, which indebtedness could result in restrictions on our business and use of available cash. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in dilution of our existing stockholders. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize their benefits. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

Our culture emphasizes rapid innovation and prioritizes property owner, manager, and traveler experience over short-term financial results.

We have a culture that encourages rapid development and release of new and improved products and services, and generally prioritizes property owner, manager, and traveler experience over short-term financial results. We have taken actions to make product or other decisions moving forward that have had the effect of reducing our short-term revenue or profitability if we believe that the decisions benefit long term-revenue and profitability through improved property owner, manager, and traveler experience and/or conversion rates (i.e., our ability to convert visitors to our websites into customers) and pricing. The short-term reductions in revenue or profitability could be more severe than we anticipate. These decisions may not produce the long-term benefits that we expect, in which case our growth, website experience, relationships with property owners, managers, and travelers and advertisers, and business and results of operations could be harmed.

25	Page

Our failure to maintain effective internal controls could adversely affect our financial position and lower our stock price.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of the Sarbanes-Oxley Act. These provisions require annual management assessments of the effectiveness of our internal controls over financial reporting. We also operate in a complex environment and expect these obligations, together with our rapid growth and expansion through acquisitions, to place significant demands on our management and administrative resources, including accounting and tax resources. Although we have expanded the depth of the finance and accounting staff, we may need to hire additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, our investors could lose confidence in the accuracy and completeness of our financial reports.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management, we have concluded that a material weakness in the Company’s internal controls over financial report existed that contributed to the errors in accounting that necessitated the restatement of previously issued financial statements for the year ended February 28, 2015 as included herein. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified certain remediation actions and is in the process of implementing them, but such efforts are not complete and remain ongoing. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion that our internal controls over financial reporting is ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, shareholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our shareholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares to decline.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products or services or enhance our existing products or services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants, free trading shares pursuant to Form S-8 registration statements. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

We have significant indebtedness, which could adversely affect our business and financial condition.

As of February 29, 2016, the aggregate face value of our outstanding convertible senior promissory notes was approximately $1.7 million. Risks relating to our indebtedness include:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

26	Page

●	making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;

●	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

●	possibly placing us at a competitive disadvantage compared to our competitors that have less debt;

●	applying the accounting method for convertible debt securities that may be settled in cash, which requires the notes’ equity component to be included in the paid-in capital section of stockholders’ equity and the value of the equity component to be treated as a debt discount. The amortization of this discount will result in lower reported net income which in turn could adversely affect our reported financial results;

●	limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we finds acceptable; and

●	responding to the conditional conversion feature of the notes, which if triggered could adversely affect our liquidity if we elect to satisfy our conversion obligation through the payment of cash.

William Kerby and Don Monaco, our CEO and Chairman and Director, together own approximately 97% of our voting securities which gives them significant influence over the affairs of our Company.

William Kerby (CEO and Chairman) and Don Monaco (Director), collectively control approximately 97% of our voting securities which gives them significant voting control over our Company. Mr. Kerby owns 794,611 shares of Series A Preferred Stock (convertible into 1,589,222 shares of common stock) and 111,134 shares common stock (100,117 directly and 11,017 beneficially) and Mr. Monaco owns 1,075,000 shares of Series A Preferred Stock (convertible into 2,150,000 shares of common stock) and 1,332,046 beneficially owned shares of common stock. Each share of Series A Preferred Stock provides the holder thereof 100 votes on stockholder matters. As a result, Messrs. Kerby and Monaco collectively control approximately 97% of our voting securities, thereby giving them significant influence in electing our directors and appointing management, possibly delaying or preventing mergers or deals and suppressing the value of our common stock.

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our sole director and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

●	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

●	involve and retain to a greater degree outside counsel and accountants in the above activities;

●	maintain a comprehensive internal audit function; and

●	maintain an investor relations function.

27	Page

In addition, being a public company subject to these rules and regulations may require us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

Risks Related to the Ownership of our Common Stock

There is not presently an active market for shares of our common stock, and therefore, you may be unable to sell any shares of our common stock in the event that you need a source of liquidity.

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

Our stock price may be volatile.

The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report, and other factors beyond our control. Factors affecting the trading price of our common stock could include:

●	variations in our operating results;

●	variations in operating results of similar companies and competitors;

●	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

●	changes in our outlook for future operating results which are communicated to investors and analysts;

●	announcements of technological innovations, new products, services or service enhancements, strategic alliances or agreements by us or by our competitors;

●	marketing and advertising initiatives by us or our competitors;

●	the gain or loss of listings;

●	threatened or actual litigation;

●	changes in our management;

●	recruitment or departures of key personnel;

●	market conditions in our industry, the travel industry and the economy as a whole;

●	the overall performance of the equity markets;

●	sales of shares of our common stock by existing stockholders;

●	the reports of industry research analysts who cover our competitors and us;

●	stock-based compensation expense under applicable accounting standards; and

●	adoption or modification of regulations, policies, procedures or programs applicable to our business.

Furthermore, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations and general economic, political and market conditions, such as recessions, interest rate changes or international currency fluctuations, may negatively affect the market price of our common stock regardless of our actual operating performance. Each of these factors, among others, could harm the value of our common stock.

28	Page

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

If securities analysts and other industry experts do not publish research or publish negative research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research, reports and other media that securities analysts and other industry experts publish about us or our business. If security analysts don’t cover our stock, downgrade our stock or publish negative research about our business, our stock price could decline. If analysts do not cover us in the future, cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the stock market and demand for our stock could decrease, which could cause our stock price or trading volume to decline. If one or more industry analysts publish negative statements about our business, our stock price could decline.

Failure to adequately manage our growth may seriously harm our business.

We plan to grow our business as rapidly as possible. If we do not effectively manage our growth, the quality of our services may suffer, which could negatively affect our reputation and demand for our services. Our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;
●	further develop our operating, administrative, legal, financial, and accounting systems and controls;
●	hire additional personnel;
●	develop additional levels of management within our company;
●	locate additional office space;
●	maintain close coordination among our engineering, operations, legal, finance, sales and marketing, and client service and support organizations; and
●	manage our expanding international operations.

As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver services in a timely fashion or attract and retain new customers.

We do not anticipate paying any dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. If we do not pay cash dividends, our stockholders could receive a return on their investment in our common stock only if the market price of our common stock has increased when they sell their shares.

Our incorporation documents and Nevada law may inhibit a takeover that stockholders consider favorable and could also limit the market price of our common stock, which may inhibit an attempt by our stockholders to change our direction or management.

Nevada law and our articles of incorporation contain provisions that could delay or prevent a change in control of our Company. Some of these provisions include the following:

●	authorize our board of directors to determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the preferred stock and to fix the number of shares constituting any series and the designation of such series without further action by our stockholders; and

●	Prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.

29	Page

These and other provisions in our articles of incorporation, as amended, and under Nevada law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions. Furthermore, these provisions may inhibit an attempt by our stockholders to change our direction or management.

We adopted provisions in our amended and restated articles of incorporation limiting the liability of management to stockholders.

We have adopted provisions, and will maintain provisions, to our amended and restated articles of incorporation that limit the liability of our directors, and provide for indemnification by us of our directors and officers to the fullest extent permitted by Nevada law. Our amended and restated articles of incorporation and Nevada law provide that directors have no personal liability to third parties for monetary damages for actions taken as a director, except for breach of duty of loyalty, acts or omissions not in good faith involving intentional misconduct or knowing violation of law, unlawful payment of dividends or unlawful stock repurchases, or transactions from which the director derived improper personal benefit. Such provisions limit the stockholders’ ability to hold directors liable for breaches of fiduciary duty and reduce the likelihood of derivative litigation against directors and officers.

We are subject to the penny stock rules, which may adversely affect trading in our common stock.

Currently our common stock is a “low-priced” security under the “penny stock” rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker- dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent abuses normally associated with “low-priced” securities from being established with respect to our securities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive, administrative and operating offices are primarily located in Weston, Florida where we lease approximately 2,500 square feet of office space. The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. Monthly rental costs for 2016, 2017 and 2018 are $6,500, $6,695 and $6,896, respectively per month. The rent for the years ended February 29, 2016 and February 28, 2015 was $227,694 and $139,623, respectively.

30	Page

Item 3. Legal Proceedings

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

On March 28, 2016, the Company was presented with a Demand for Arbitration, pursuant to Rule 4(a) of the American Arbitration Association Commercial Rules of Arbitration, whereby Acknew Investments, Inc. and Vice Regal Developments Inc. (Claimants) are arguing that $700,000 is due to them, even though they have already been paid said amounts through preferred shares that were issued as a guarantee and which Claimants converted into shares of common stock. In connection with the purchase of the stock of the entity that eventually became RealBiz Media Group, Inc., the Company issued 380,000 shares of Monaker Series D Preferred Stock shares with a value of $1,900,000, which was considered the $1,200,000 value of the stock portion of the purchase price, and was also meant to guaranty the payment of the balance of $700,000. The Company contends that the obligation to pay the $700,000 was extinguished with the conversion of the Monaker Series D Preferred Stock shares into shares of common stock. The date for arbitration has not been set and the Company will vehemently defend its position.

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is between $5.8 million to $11.1 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. RealBiz has not yet answered or otherwise responded to the Counterclaim. We believe the claims asserted in the Complaint are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

The Company is unable to determine the estimate of the probable or reasonably possible loss or range of losses arising from the above legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

31	Page

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on the OTCQB market under the ticker symbol “MKGI”. Our fiscal year end is February 28 or 29 depending on the year. The following table sets forth the high and low trading price of our common stock for each quarter during the past two (2) fiscal years:

Period	High Price	Low Price
Fiscal Year Ended February 28, 2015
First Quarter	$14.25	$2.52
Second Quarter	$5.00	$1.10
Third Quarter	$2.00	$1.00
Fourth Quarter	$2.10	$1.02

Fiscal Year Ended February 29, 2016
First Quarter	$4.47	$1.25
Second Quarter	$9.99	$2.85
Third Quarter	$4.10	$2.21
Fourth Quarter	$5.00	$1.10

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

Holders

On June 21, 2016, the last reported sales price of our common stock was $2.80 per share and there were 136 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number of record stockholders is not indicative of the total number of stockholders of the Company when including securities beneficially owned.

Dividend Policy

We have neither declared nor paid cash dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. We anticipate all of our earnings will be used for the operation and growth of our business. Any future determination to pay dividends on our common stock would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors.

Equity Compensation Plan

The option plan has been terminated as of February 29, 2016.

As of February 28, 2015, the plan had 4,050 shares to be issued upon exercise of the outstanding options, with an average exercise price of $7.25 and there were 0 options available to be issued when the plan was terminated.

Transfer Agent

Our stock transfer agent is American Stock Transfer Co. (“AST”), 6201 15th Avenue, Brooklyn, NY 11219. AST’s telephone number in the U.S. is (718) 921-8124 and their internet address is www.amstock.com.

32	Page

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of February 29, 2016 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	271,868	$5.94	—
Total	271,868	$5.94	—

Description of Capital Stock

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

On May 2, 2012, the Board consented to (i) effect a 1-for-500 reverse split of the Company’s outstanding common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On June 26, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 5,000,000 shares to 500,000,000 shares.

On June 25, 2015, the Board consented to (i) effect a 1-for-50 reverse split of the Company’s outstanding common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The unaudited consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Preferred stock

The aggregate number of shares of preferred stock that the Company is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.00001 per share (the “Preferred Stock”) with the exception of Series A Preferred Stock shares having a $0.01 par value per share. The Preferred Stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

33	Page

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

Per the terms of the Amended and Restated Certificate of Designations relating to the Series A Preferred Stock, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
(a) $25.00 per share; or
(b) at the lowest price the Company has issued stock as part of a financing.
●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $25.00 of debt for each share of Series A Preferred Stock.

On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock; or to allow
●	conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

On February 28, 2014, the Company’s Series A Preferred Stock shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to a fixed price of $0.50.

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

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into:

●	the Company’s common stock at the stated value of $250.00 per share on a one for one basis, or
●	shares of RealBiz’s common stock at $0.05 per share.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Series B Preferred Stock before any distribution or payment shall be made to the holders of any junior securities (common stock), and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

34	Page

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). The holders of Series C preferred stock may elect to convert all or any part of such holder’s shares into:

●	common stock at the stated value of $250.00 per share on a one for one basis, or
●	shares of RealBiz’s common stock at $0.10 per share.

On July 9, 2014, the Company filed an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250 to a new conversion price for Company common stock of $12.50 on the Company’s common stock.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Series C Preferred Stock before any distribution or payment is to be made to the holders of any junior securities (common stock), and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). The holders of Series D preferred stock may elect to convert all or any part of such holder’s shares into:

●	common stock at the stated value of $250.00 per share on a one for one basis or
●	shares of RealBiz common stock at $0.15 per share.

On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250.00 to a new conversion price for Company common stock of $12.50.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Series D Preferred Stock before any distribution or payment is to be made to the holders of any junior securities (common stock), and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Share Repurchase Transactions

During the year ended February 29, 2016, there were no repurchases of the Company’s common stock by Monaker.

Recent Issuances of Unregistered Securities

During the fiscal year ended February 29, 2016, we have issued the following securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

35	Page

Common Stock

●	1,088,908 shares of restricted common stock were sold to 25 purchasers pursuant to subscription agreements at $2.50 per share for $2,071,765.15 in proceeds. Included in the 1,088,908 shares issued were shares issued to:
●	Monaco Investment Partners II, LP, of which Donald Monaco is the managing general partner and a Director of the Company ($750,000 of units at $2.50 per unit (300,000 total units)) in our offering of up to $750,000 of units of the Company, each comprised of 1 share of common stock and 1 cashless warrant to purchase one share of common stock at an exercise price of $1.50 per share.
●	Donald P Monaco Insurance Trust, of which Donald Monaco is the trustee and a Director of the Company ($600,000 of units at $2.50 per unit (240,000 total units) in our offering of up to $600,000 of units of the Company, each comprised of 1 share of common stock and 1 cashless warrant to purchase one share of common stock at an exercise price of $1.50 per share.
●	Mark Wilton, a greater than 5% shareholder of the Company (20,000 shares of restricted common stock pursuant to subscription agreements for $50,000 in proceeds).

●	30,000 shares of common stock were issued to William Kerby, CEO and Chairman of the Company, upon conversion of 15,000 shares of Series A Preferred Stock at $5.00 per share.

●	276,000 shares of common stock were issued to four shareholders upon conversion of 138,000 shares of Series B Preferred Stock at $5.00 per share. Included in the 276,000 shares issued were shares issued to:
●	Mark Wilton, a greater than 5% shareholder of the Company, who converted 30,000 shares of Series B Preferred Stock, at $5.00 per share, into 60,000 shares of restricted common stock.

●	476,000 shares of common stock were issued to 12 shareholders upon conversion of 238,000 shares of Series C Preferred Stock at $5.00 per share. Included in the 476,000 shares issued were shares issued to:
●	Adam Friedman, former CFO of the Company, who converted 26,200 shares, at $5.00 per share, of Series C Preferred Stock into 52,400 shares of restricted common stock.
●	Doug Checkris, Director of the Company, who converted 50,000 shares, at $5.00 per share, of Series C Preferred Stock into 100,000 shares of restricted common stock.
●	William Kerby, CEO and Chairman of the Company, who converted 35,000 shares, at $5.00 per share, of Series C Preferred Stock into 70,000 shares of restricted common stock.

●	1,363,640 shares of common stock were issued to 34 shareholders upon conversion of 705,900 shares of Series D Preferred Stock at $5.00 per share. Included in the 1,363,640 shares issued were shares issued to:
●	Adam Friedman, former CFO of the Company, who converted 15,000 shares, at $5.00 per share, of Series D Preferred Stock into 30,000 shares of restricted common stock.
●	Pat LaVecchia, Director of the Company, who converted 61,800 shares, at $5.00 per share, of Series C Preferred Stock into 123,600 shares of restricted common stock.

Preferred Series A

●	331,403 shares of Series A Preferred Stock issued to one shareholder were retired.

Realbiz Conversions

●	20,000 shares of Series B Preferred Stock issued to one shareholder were converted into 2,000,000 shares of Realbiz common stock.

Preferred Series C

●	11,500 shares of Series C Preferred Stock were sold to seven investors pursuant to subscription agreements for $57,500.
●	36,100 shares of Series C Preferred Stock were converted by 13 shareholders into 1,805,000 shares of Realbiz common stock.

Preferred Series D

●	100,200 shares of Series D Preferred Stock were converted by seven shareholders into 3,339,793 shares of Realbiz common stock.

36	Page

We claim an exemption from registration for the issuances and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

To honor the conversion of the Company’s Preferred Stock shares into RealBiz common stock shares, the Company identifies, one-for-one, shares of RealBiz Series A Preferred Stock shares held as investment and presents them to RealBiz for conversion into RealBiz common stock in connection with conversion of the Company’s Preferred Stock by the holders thereof. When the converted RealBiz common stock shares are received by the Company, they are forwarded to the individual/entity requesting the conversion into RealBiz common stock with a restrictive legend.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the conversions of preferred stock described above, as the security was exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the “Forward-Looking Statements” disclosure above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the “Risk Factors” disclosure above for additional discussion of such risks.

Growth Opportunities and Trends

Our ability to further grow our revenue will depend largely on increasing the number of paid listings, increasing revenue per listing and increasing revenue from other products and services through our marketplace.

Our achievement of these objectives will further depend on our ability to successfully enable more online bookable listings. Achieving growth in the number of paid listings involves our ability to increase our paid listing renewal rates, reach new property managers and owners through marketing activities or obtain new paid listings through geographic expansion, strategic acquisitions or investments. Increasing revenue per listing and revenue from other products and services will involve our ability to successfully drive more bookings to our performance based listings and to successfully introduce new products to our marketplace.

In the future, we believe it will become more important to increase marketing investments to grow and further advertise our brand and products to travelers. We have seen other companies launch online businesses offering vacation rentals or other alternatives to hotels. We believe this growing favorable awareness of alternatives to hotels has and will support growth in our business. However, we have also seen a trend of increased government regulation and taxation of the industry. We continue to monitor the effects of these trends and will take actions as necessary to mitigate their effects.

37	Page

Key Financial Highlights

Key financial highlights for the fiscal year end (FYE) February 29, 2016 include the following:

●	Travel and commission revenue was $545,000 compared to $327,000 for FYE February 29, 2016, or an increase of 66.3%. Total revenues for FYE February 28, 2015 also included $766,000 of real estate media revenue for the period Monaker Group, Inc. was consolidated with RealBiz Media Group, Inc. Total revenues for FYE February 29, 2016 amounted to $545,000 compared to $1.093 million for FYE February 28, 2015, which represents a decrease in total revenue of 50.2%;

●	Net loss attributable to Monaker Group, Inc. was $4.6 million, or $1.56 per diluted share, compared to net loss of $1.4 million, or $3.36 per diluted share, in FYE February 28, 2015, or an increase of 229%;

●	Cash used in operating activities was $2.121 million compared to $2.787 million for FYE February 28, 2015, or a decrease of 23.9%;

●	There was a net decrease in cash of $88,000 for FYE February 29, 2016, compared to an increase in cash of $109,000 for FYE February 28, 2015, or a decrease of 181.5%; and

●	Cash, cash equivalents and short-term investments as of February 29, 2016 were $138,000.

Revenue Recognition

We recognize revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, the sales price is fixed or determinable and collectability is reasonably assured.

Business Combinations

The purchase prices of acquired businesses or acquired assets have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date control is obtained. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of tangible assets. We typically identified the following identifiable intangible assets in each acquisition: trade name, customer relationships and internal software. In making certain assumptions on valuation and useful lives, we considered the unique nature of each acquired asset.

Determining the estimated fair value of assets involves the use of significant estimates, judgment and assumptions, such as future cash flows and selection of comparable companies. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations and could result in an impairment of goodwill or intangible assets that may have a material effect on our financial condition and operating results.

Definite-lived intangible assets are recorded at cost and amortized using a method that reflects our best estimate of the pattern in which the economic benefit of the related intangible asset is utilized.

Goodwill and indefinite-lived intangible assets, such as certain trade names, are not amortized and are subject to annual impairment tests during the fourth quarter, or whenever events or circumstances indicate impairment may have occurred. For goodwill and indefinite lived intangible assets, we complete a quantitative analysis that compares the fair value of our reporting unit or indefinite-lived intangible assets to the carrying amounts, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value.

38	Page

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, restricted stock units and restricted stock awards. We account for stock-based compensation expense by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of restricted stock awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes model requires various assumptions including fair value of the underlying stock, volatility, expected term, risk-free interest rate and expected dividends. We use our historical experience to estimate the expected forfeiture rate of awards, and only recognize expense for those awards expected to vest. To the extent the actual forfeiture rate is different from the estimate, the stock-based compensation expense is adjusted accordingly. If any of the assumptions we use in estimating the fair value of awards change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 29, 2016 Compared to the Fiscal Year Ended February 28, 2015

Revenues

Travel revenues increased 66.3% to $544,658 for the fiscal year ended (FYE) February 29, 2016, compared to $327,492 for the FYE February 28, 2015, an increase of $217,166.

Revenues from real estate media revenue decreased to $0 for the fiscal year ended February 29, 2016, compared to $765,964 for the fiscal year ended February 28, 2015, a decrease of $765,964. This decrease is due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz.

Our total revenues decreased 50.2% to $544,658 for the FYE February 29, 2016, compared to $1,093,456 for the FYE February 28, 2015, a decrease of $548,798. This decrease is mainly due to the deconsolidation of our previously consolidated real estate subsidiary, RealBiz Media Group, Inc. (RealBiz).

Operating Expenses

Our operating expenses, including cost of revenues, technology and development, salaries and benefits, selling and promotion, impairment and amortization of intangibles and general and administrative expenses, decreased 43% to $4,073,300 for the FYE February 29, 2016, compared to $7,206,189 for the fiscal year ended February 28, 2015, a decrease of $3,132,889.

This decrease was mainly due to decreases in all expense categories but most notably in cost of revenues of $138,693, salaries and benefits of $651,604 as personnel were reduced and we relied more on third party vendors, selling and promotional expenses of $219,514, as these expenses were reduced and deferred until the platform is complete, and general and administrative costs of $1,740,883, as a result of a reduction of general costs and expenses.

39	Page

Other Expenses

●	Interest expense decreased to $384,899 for the FYE February 29, 2016, compared to $1,054,349 for the FYE February 28, 2015, which was due primarily to conversions of debt into Series D Preferred Stock shares or shares of common stock of RealBiz.
●	Gain on sale of subsidiary increased to $1,082,930 for the FYE February 29, 2016, compared to zero for the fiscal year ended February 28, 2015, in connection with the sale of Next 1 Networks, Inc. and AlwaysOnVacation, Inc. on January 23, 2016.
●	Loss on settlement of debt decreased to $863,855 for the FYE February 29, 2016, compared to a gain on settlement of debt of $48,564 for the FYE February 28, 2015.
●	Gain on the change in fair value of derivatives decreased 62% to $287,149 for the FYE February 29, 2016, compared to a gain of $763,244 for the FYE February 28, 2015, a decrease of $476,095 primarily due to the changes in the deconsolidation of RealBiz, the decrease in the stock price of Monaker and a reduction in the number of convertible promissory notes containing embedded derivatives for valuation.
●	Gain on deconsolidation of subsidiary decreased 100% to $-0- for the FYE February 29, 2016, compared to $5,569,997 for the FYE ended February 28, 2015, due to the deconsolidation of RealBiz that occurred in 2015.
●	Impairment and loss on equity method investee decreased to $-0- for the FYE February 29, 2016, compared to $872,791 for the FYE February 28, 2015 primarily due to loss in value of the investment in RealBiz. Values of shares of common stock in RealBiz were reduced to the realizable value of $0.
●	Loss on inducement to convert preferred stock decreased to $1,392,666 for the FYE February 29, 2016, compared to $1,492,736 for the FYE February 28, 2015, primarily due to loss in value of the investment in RealBiz. The value of Series A Preferred Stock shares in RealBiz held by the Company was reduced to the realizable value of $0.
●	Other expense decreased over 100% to expense of $10,400 for the FYE February 29, 2016, compared to other income of $167,062 for the FYE February 28, 2015, a decrease of $177,462 primarily due to the net grant received during FYE February 28, 2015 from a grant program in Canada to encourage research and development.
●	Loss from legal settlement of $125,000 for FYE February 29, 2016 attributable to a liability owed by AlwaysOnVacation, Inc. (the entity we acquired on October 27, 2015 and sold on January 23, 2016) to Ryanair, Limited. The Company assumed the liability and settled the liability on February 26, 2016 for $125,000 to be paid in installments of $25,000 each quarter through October 30, 2016.

Net Income (Loss)

We had net loss of $4,550,484 for the FYE February 29, 2016, compared to net loss of $1,384,216 for the FYE February 28, 2015, an increase of $3,166,268. The increase in net loss in FYE February 29, 2016 from the net loss in FYE February 28, 2015 was attributable to the deconsolidation with RealBiz which included gains on deconsolidation of $5,569,997 plus net income from non-controlling interest of $1,599,526 from FYE February 28, 2015 that were offset by the gain on sale of subsidiary of $1,082,930 of FYE February 29, 2016.

Contractual Obligations. The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2017	FYE 2018	FYE 2019 and beyond	Totals
Office Lease	$65,000	$82,349	$68,959	$216,308
Technology Leases	25,008	19,447	19,200	63,655
Insurance	36,140	—	—	36,140
Other	4,500	—	—	4,500
Totals	$130,648	$101,796	$88,159	$320,603

Liquidity and Capital Resources; Going Concern

At FYE February 29, 2016, we had $137,944 cash on-hand, a decrease of $88,468 from $226,412 at the FYE February 28, 2015. The decrease in cash was due primarily to the funds used for operations, investment activities and development costs of the NextTrip website. These expenses and costs exceeded the cash raised through financing activities.

40	Page

As of February 29, 2016, the Company had current liabilities of accounts payable of $588,513 (a decrease from $2,387,833 as at February 28, 2015), convertible promissory notes of $1,658,908 (a decrease from $7,853,386 as at February 28, 2015), and notes payable – current portion totaling $711,784 versus $924,072 as at February 28, 2015. We anticipate that we will satisfy these amounts from proceeds derived from equity sales, conversions to equity securities and revenue generated from sales.

As of February 29, 2016, we had $2.9 million in total assets, $3.0 million in total liabilities, a working capital deficit of $2.8 million and a total accumulated deficit of $94 million.

Net cash used in operating activities was $2,121,355 for the FYE February 29, 2016, a decrease of $666,042 from cash used in operating of $2,787,397 during the FYE February 28, 2015. This change was primarily due to loss on inducement to convert preferred stock, stock compensation, and gain on sale of subsidiary.

Net cash used in investing activities decreased to $32,074 for the FYE February 29, 2016, a decrease of $596,038 from $628,112 of cash used in investing activities during the FYE February 28, 2015. The change is due to the isolated website development costs and the purchase of computer equipment and a notes receivable advance from the prior year.

Net cash provided by financing activities decreased to $2,064,961, for the FYE February 29, 2016, a decrease of $1,458,226 from cash provided by financing activities of $3,523,187 for the FYE February 28, 2015. This decrease was primarily due to decreases in the issuance of Series B Preferred Stock shares, Series C Preferred Stock shares, warrants and stock subscriptions.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 29, 2016, we had approximately $3.0 million of current liabilities (a decrease from the $12.2 million of current liabilities as of February 28, 2015). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from the private equity and debt financings and we anticipate we will continue to meet our funding requirements through the sale of equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our products and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we anticipate that by the fourth fiscal quarter of 2017, our operations will be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

41	Page

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

Our significant accounting policies are described in Note 3 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. We believe that the policies listed below involve the greatest degree of complexity and judgment by our management and are critical for understanding and evaluating our financial condition and results of operations. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Revenue Recognition

We recognize revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, the sales price is fixed or determinable and collectability is reasonably assured.

We generate our revenues from sales to directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world as well as from customers for online advertising services related to the listing of their properties for rent, primarily on a subscription basis, over a fixed-term. We also generate revenue from commissions on bookings or traveler inquiries on our performance-based listings. Additional revenues are derived from the sales of and ancillary products and services.

Payments for tours or activities and term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse.

Business Combinations

The purchase prices of acquired businesses or acquired assets have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date control is obtained. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

Most of the businesses we have acquired did not have a significant amount of tangible assets. We typically identified the following identifiable intangible assets in each acquisition: trade name, customer relationships and internal software. In making certain assumptions on valuation and useful lives, we considered the unique nature of each acquired asset.

Determining the estimated fair value of assets involves the use of significant estimates, judgment and assumptions, such as future cash flows and selection of comparable companies. Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations and could result in an impairment of goodwill or intangible assets that may have a material effect on our financial condition and operating results.

Definite-lived intangible assets are recorded at cost and amortized using a method that reflects our best estimate of the pattern in which the economic benefit of the related intangible asset is utilized.

Goodwill and indefinite-lived intangible assets, such as certain trade names, are not amortized and are subject to annual impairment tests during the fourth quarter, or whenever events or circumstances indicate impairment may have occurred. For goodwill and indefinite lived intangible assets, we complete a quantitative analysis that compares the fair value of our reporting unit or indefinite-lived intangible assets to the carrying amounts, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value.

42	Page

Accounts Receivable

We extend credit to our customers in the normal course of business. Further, we regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within its expectations. For the years ended February 29, 2016 and February 28, 2015, we did not recognized an allowance for doubtful accounts.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 29, 2016, we did not impair any long-lived assets.

Website Development Costs

We account for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized subject to straight-line amortization over a three-year period and costs incurred in the day to day operation of the website are expensed as incurred.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, we assess the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

1. Significant underperformance to historical or projected future operating results;

2. Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. We evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 29, 2016 and February 28, 2015.

Intellectual properties that have finite useful lives are amortized over their useful lives. We incurred amortization expense of $164,615 and $1,256,480 for the years ended February 29, 2016 and February 28, 2015, respectively.

43	Page

Convertible promissory notes

We have issued and outstanding convertible promissory senior notes in the amount of $1.659 million. Upon issuance, we separated the Notes into liability and equity components. We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to qualify for equity classification.

In accounting for the transaction costs related to the Note issuance, we allocated the total amount incurred to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are being amortized to expense over the term of the Notes using the effective interest rate method, and transaction costs attributable to the equity component were netted with the equity component in stockholders’ equity.

Derivative Instruments

We enter into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. We account for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. We determine the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, restricted stock units and restricted stock awards. We compute share based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments.

44	Page

SAB No. 107, Share-Based Payment (“SAB 107”) provides guidance regarding the interaction of ASC 718-10 and certain SEC rules and regulations. We have applied the provisions of SAB 107 in its adoption of ASC 718-10. We account for stock-based compensation expense by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of restricted stock awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model.

The Black-Scholes model requires various assumptions including fair value of the underlying stock, volatility, expected term, risk-free interest rate and expected dividends. We use our historical experience to estimate the expected forfeiture rate of awards, and only recognize expense for those awards expected to vest. To the extent the actual forfeiture rate is different from the estimate, the stock-based compensation expense is adjusted accordingly. If any of the assumptions we use in estimating the fair value of awards change significantly or the actual forfeiture rate is different than the estimate, stock-based compensation expense may differ materially in the future.

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have material impact on the financial statements and unless otherwise disclosed, we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Income Taxes

We account for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes” in accordance with the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and the reversal of temporary taxable differences. A valuation allowance is established against deferred tax assets to the extent we believe that recovery is not likely. Significant judgment is required in determining any valuation allowance to be recorded. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, reversals of taxable temporary differences and the feasibility of tax planning over the periods in which the temporary differences are deductible. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which the determination is made.

The difference between our effective income tax rate and the federal statutory rate is primarily a function of the mix of uncertain tax positions and permanent differences including non-deductible charges. Our provision for income taxes is subject to volatility and could be adversely impacted if earnings or tax rates differ from our expectations or if new tax laws are enacted.

Significant judgment is required in evaluating any uncertain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions. We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. To the extent that the final outcome of a matter is different than the amount recorded, such differences will impact the provision for income taxes in the period in which the determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as any related net interest and penalties.

45	Page

We have adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 29, 2016, the Company’s income tax returns for tax years ending February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

We follow the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No current tax provision has been made in the accompanying statement of income (loss) because no taxes are due currently or were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. On June 25, 2015, we effected a 1:50 reverse stock-split of all of our outstanding shares of common stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

46	Page

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-48 which appear at the end of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We changed our independent registered public accounting firm from D’Arelli Pruzansky, P.A. to LBB & Associates Ltd., LLP for the year ended February 29, 2016 on March 8, 2016. There have been no disagreements with LBB & Associates Ltd., LLP or with D’Arelli Pruzansky, P.A., within the meaning of Rule 304(b) of Regulation S-K, either in connection with the change in accountants described above, or otherwise, during the years ended February 29, 2016 and February 28, 2015, or the period from February 29, 2016 to the date of this filing.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of February 29, 2016, the end of the period covered by this Annual Report on Form 10-K, were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 29, 2016 based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were not effective as of that date, because we did not maintain effective controls to ensure that the financial impact of certain transactions were accounted for properly.

The material weakness described above contributed to the restatement of our February 28, 2015, consolidated financial statements as discussed in Note 2 to the consolidated financial statements included herein and could result in disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Moving forward we plan to address the material weakness described above by (a) seeking outside assistance from third parties and (b) implementing additional disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials.

47	Page

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

On May 16, 2016, the Company entered in to a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of note is due on June 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by August 14, 2018).

48	Page

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table and biographical summaries set forth information, including principal occupation and business experience for at least the last five years, about our directors and executive officers. The terms of all the directors, as identified below, will run until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position	Officer and/or Director Since
William Kerby	58	Chief Executive Officer and Chairman	2008

Omar Jimenez	54	Chief Financial Officer & Chief Operating Officer	2016

Pat LaVecchia	49	Director	2011

Don Monaco	63	Director	2012

Doug Checkeris	60	Director	2012

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman

William Kerby is the Founder, Chairman and CEO of Monaker Group, Inc. From July 2008 to present, he has been the architect of the Monaker model, overseeing the development and operations of the Company’s Travel, Real Estate and Television Media divisions. In October 2012, Monaker transferred its real estate assets into a public company - RealBiz Media Group, Inc., where Mr. Kerby served as CEO until August 2015 and on the Board until April of 2016. In July 2015 the decision was made to separate the Television and Real Estate operations from Monaker thereby allowing management to focus all efforts on the development of its travel operations. From April 2002 to July 2008, Mr. Kerby served as the CEO of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002 Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada – a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Brittan, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989 Mr. Kerby worked in the financial industry as an investment advisor. Mr. Kerby graduated from York University in May 1980 with a Specialized Honors Economics degree. We selected Mr. Kerby to serve on our Board because he brings to the board extensive knowledge of the travel industry. Having served in senior corporate positions in many travels related companies he has a vast knowledge of the industry.

49	Page

Omar Jimenez - Chief Financial Officer & Chief Operating Officer

In January 2016, the Board of Directors of the Company appointed Omar Jimenez, to the position of Chief Financial Officer and Chief Operating Officer of the Company. Mr. Jimenez, has held a variety of senior financial management positions during his career. From September 2012 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from May 2009 to September 2012, he worked as Chief Financial Officer of EpiCenter Development Associates, LLC, a real estate developer with combined projects amounting to $6 billion, and from June 2004 to May 2009 he served as President & Chief Financial Officer at American Leisure Holdings, Inc., focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez also served from April 2002 to June 2004 as Director of Operations for US Installation Group, Inc., a selling and installation group for The Home Depot, and CFO and VP of Onyx Group, Inc., a conglomerate with 700 employees and annual revenues exceeding $400 million. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University.

Pat LaVecchia – Director

Pat LaVecchia has served as a member of the Board of Directors since 2011. Mr. LaVecchia has been a founding principal and Managing Member of LaVecchia Capital LLC (“LaVecchia Capital”), a merchant banking and investment firm, since 2007 and has over 20 years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU). Mr. LaVecchia also served on the RealBiz Media Group, Inc. Board of Directors from April 2014 until April 2016. Mr. LaVecchia is also currently a managing partner of Sapphire Capital Management. Mr. LaVecchia also sits on several advisory boards and non-profit boards. The Company believes that Mr. LaVecchia’s investment banking and business experience allows him to contribute business and financing expertise and qualifies him to be a member of the Board.

Don Monaco - Director

Don Monaco has served as a member of the Board of Directors since August 2011. Mr. Monaco served on the RealBiz Media Group, Inc. Board of Directors from October 2012 until April 2016. Mr. Monaco is the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers since November 2005; a partner in Lark O’ the Lake, LLC since April 2015; and the principal owner of the Duluth Flying Club, LLC since May 2015. Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and is a Director at Republic Bank in Duluth, Minnesota. Mr. Monaco is the President and Chairman of the Monaco Air Foundation, Immediate Past Chairman of the Miller-Dwan Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, Chairman of the Board of Destination Duluth, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco spent over 18 years as a Partner and Senior Executive and has 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois. We selected Mr. Monaco to serve on our Board because he brings a strong business background to the Company, and adds significant strategic, business and financial experience. Mr. Monaco’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us.

Doug Checkeris - Director

Doug Checkeris has served as a member of the Board of Directors since September 2012. Mr. Checkeris also served as the Company’s Chief Marketing Officer from February 2012 to February 2014. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Mr. Checkeris’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Doug started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP. Mr. Checkeris served on the RealBiz Media Group, Inc. Board of Directors from October 2012 until April 2016. We selected Mr. Checkeris to serve on our Board because he brings to the board extensive knowledge of the media industry. Having served in senior corporate positions in many media related companies he has a vast knowledge of the industry.

50	Page

Family Relationships amongst Directors and Officers:

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has been involved in any of the following events during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit, governing/nominating or compensation committee. The current members of the Board perform the functions of an audit committee, governance/nominating committee, compensation committee and any other committee on an as needed basis. As the Company grows its business, the Board intends to establish such committees.

Stockholder Director Nominees

Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment. The Board of Directors will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, are properly submitted in writing to the Secretary of the Company in accordance with the Company’s Bylaws and applicable law. The Secretary will send properly submitted stockholder recommendations to the Board of Directors. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Board of Directors through other means. The Board of Directors also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

51	Page

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Kerby. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Kerby possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Board of Directors Meetings

During the fiscal year that ended on February 29, 2016, the Board held one official meeting and took all other actions via the unanimous written consent of the Board of Directors; provided that the Board did confer on a regular, frequent and informal basis throughout the year. All directors attended at least 75% of the Board of Directors meetings during fiscal year 2016.

Stockholder Communications with the Board

In connection with all other matters other than the nomination of members of our Board of Directors (as described above), our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Secretary, 2690 Weston Road, Suite 200, Weston, Florida 33331, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular member of the Board of Directors, the communication will be forwarded to a Board member to bring to the attention of the Board.

52	Page

Code of Ethics

We maintain a Code of Ethics and Code of Business Conduct, which are applicable to all of our directors, officers and employees. These codes set forth ethical standards to which these persons must adhere and other aspects of accounting, auditing and financial compliance, as applicable. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Chief Operating Officer.

We intend to disclose any amendments to our Code of Ethics and Code of Business Conduct and any waivers with respect to our Code of Ethics and Code of Business Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at www.monakergroup.com, within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics and Code of Business Conduct to any such officers or employees to date.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during fiscal 2016 (and the other periods indicated below where applicable) were timely made, except that (a) Douglas Checkeris, our director, inadvertently failed to timely file a Form 3 when he became a director (in 2012) and inadvertently failed to timely report, one transaction on Form 4 (during fiscal 2014), one transaction on Form 4 (during fiscal 2015) and one transaction on Form 4 (during fiscal 2016); Pat LaVecchia, our director, inadvertently failed to timely report, two transaction on Form 4 (during fiscal 2015) and one transaction on Form 4 (during fiscal 2016); Donald P. Monaco, our director, inadvertently failed to timely report, three transactions on Form 4 (during fiscal 2016) and two transactions on Form 4 (during fiscal 2017); William Kerby, our director and CEO, inadvertently failed to timely report, one transaction on Form 4 (during fiscal 2016); Adam Friedman, our former CFO, inadvertently failed to timely report, three transactions on Form 4 (during fiscal 2016); and Marc Wilton has not filed a Form 3 reflecting his initial ownership and various Form 4s reflecting transactions that have occurred.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended February 29, 2016 and February 28, 2015 (Fiscal 2016 and Fiscal 2015, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2016 and 2015, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

53	Page

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Inventive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Kerby, CEO and
Chairman of the Board (1),
(4), (7)	2016	$300,000	$-0-	$-0-	$-0-	$-0-	$-0-	$14,400	$314,400
	2015	$300,000	$-0-	$-0-	$-0-	$-0-	$-0-	$14,400	$314,400

Omar Jimenez,
CFO and COO (2), (5)	2016	$29,167	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$29,167

Adam Friedman,
Former CFO (3), (6)	2016	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$150,000
	2015	$150,000	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$150,000

(1)	William Kerby is the CEO and Chairman of Monaker Group, Inc. Mr. Kerby has been CEO since the inception of the Company.
(2)	Omar Jimenez was hired as CFO and COO of Monaker Group, Inc. on January 21, 2016.
(3)	Adam Friedman was hired as CFO on August 16, 2010 and resigned on January 20, 2016. He continues to receive semi-monthly payments of his accrued vacation of $45,000 until June 2016.
(4)	William Kerby receives an annual base salary of $300,000.
(5)	Omar Jimenez receives a base salary of $175,000.
(6)	Adam Friedman received an annual base salary of $150,000.
(7)	William Kerby receives additional compensation in the form of a Car Allowance in the amount of $1,200 per month.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Agreements

We have the following employment contracts in place with our Named Executive Officers:

William Kerby

William Kerby entered into an employment agreement, dated October 15, 2006, with the Company. Pursuant to this employment agreement, Mr. Kerby is employed as the Company’s Chief Executive Officer at an annual base salary of $300,000 in cash. He may also, as determined by the Board of Directors, receive a year-end performance bonus. The initial term of the agreement commenced October 15, 2006, with automatic renewal periods of four years each, which automatically renewed on October 15, 2010 and October 15, 2014, and is currently in place until October 14, 2018. Upon termination of any term, the Agreement shall be automatically renewed for successive periods of four years each subject to the same terms and conditions, unless modified or terminated by one or both parties in accordance with the agreement.

Omar Jimenez

Omar Jimenez has an employment agreement, dated January 21, 2016, with the Company. Mr. Jimenez is employed as the Chief Financial Officer and Chief Operating Officer of the Company. The employment agreement provides that Mr. Jimenez receives a base salary for such services at an annual rate of One Hundred and Seventy Five Thousand Dollars ($175,000) per year and that he is eligible for cash or common stock bonuses at the discretion of the board of directors.

54	Page

STOCK OPTION PLAN

None.

DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our non-executive directors during the fiscal year ended February 29, 2016. Our executive directors do not receive compensation for their service on the Board of Directors separate from the compensation they receive as an executive officer of the Company.

Name	Fiscal Year	Fees Earned	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non Qualified Deferred Comp	All other Compensation	Total

Pat LaVecchia,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director (1)(2)	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Donald P. Monaco,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Doug Checkeris,	2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director (3)	2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

 A formalized Director Compensation plan has not been approved as of the date of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our capital stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of June 21, 2016, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 2690 Weston Road, Suite 200, Weston, FL 33331.

55	Page

Name	Number of Common Stock Shares (a)		Percent of Common Stock (1)	Number of Series A Preferred Stock Shares (b)	Percent of Series A Preferred Stock (1)	Number of Series B Preferred Stock Shares (c)	Percent of Series B Preferred Stock (1)	Number of Series C Preferred Stock Shares (d)	Percent of Series C Preferred Stock (1)	Number of Series D Preferred Stock Shares (d)	Percent of Series D Preferred Stock (1)	Total Voting Shares	Percent of Total Voting Shares (2)

Executive Officers and Directors

William Kerby	1,690,069	(3)	18.6%	794,611	42.5%	—	—	—	—	—	—	79,561,947	40.9%

Omar Jimenez	—		0.0%	—	0.0%	—	—	—	—	—	—	—	—

Donald P. Monaco	3,762,046	(4)	37.9%	1,075,000	57.5%	—	—	—	—	—	—	108,772,046	55.9%

Pat LaVecchia	126,100		1.7%	—	0.0%	—	—	1,000	7.7%	—	—	146,100	*

Doug Checkeris	100,000		1.3%	—	0.0%	—	—	—	—	—	—	100,000	*

All Named Executive Officers and Directors as Group (5 persons)	5,678,215		49.2%	1,869,611	100.0%	—	—	1,000	7.7%	—	—	188,920,093	97.0%

5% Stockholders

Common Stock

Mark Wilton	1,494,048	(5)	19.8%	—	—	—	—	—	—	—	—	1,494,048	*

Stephen Romsdahl	643,048	(6)	8.4%	—	—	—	—	—	—	—	—	643,048	*

* Less than 1%

Does not include greater than 5% holders of the Company’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock unless such holders are officers or directors of the Company, or unless the voting or beneficial ownership of such holders totals more than 5% of the Company’s total common stock shares or more than 5% of the Company’s total voting shares.

(a) Includes (i) options, warrants and convertible securities exercisable or convertible for common stock, and (ii) shares of common stock issuable upon conversion of preferred stock, which shares are also provided separately in the table above where applicable, each within 60 days of June 21, 2016.

(b) Each share of Series A Preferred Stock votes on a 100-for-1 basis with the common stock on all stockholder matters and is convertible at the option of the holder thereof on a 2-for-1 basis into common stock

(c) Each share of Series B Preferred Stock has no voting rights and is convertible into (a) common stock of the Company on a 1-for-1 basis; or (b) RealBiz common stock on a 100-for-1 basis, at the option of the holder thereof.

(d) Each share of Series C Preferred Stock has no voting rights and is convertible into (a) common stock of the Company on a 20-for-1 basis; or (b) RealBiz common stock on a 100-for-1 basis, at the option of the holder thereof.

(e) Each share of Series D Preferred Stock has no voting rights and is convertible into (a) common stock of the Company on a 20-for-1 basis; or (b) RealBiz common stock on a 100-for-1 basis, at the option of the holder thereof.

56	Page

(1) Based on 7,508,889 shares of common stock outstanding; 1,869,611 shares of Series A Preferred Stock outstanding; 90,200 shares of Series B Preferred Stock outstanding; 13,000 shares of Series C Preferred Stock outstanding; and 117,156 shares of Series D Preferred Stock outstanding as of June 21, 2016 (which includes 750,000 shares of common stock agreed to be issued, but which were not physically issued as of such date).

(2) Based on 194,469,989 total voting shares, which includes 7,508,889 shares voted by the common stock and 186,961,100 shares voted by the Series A Preferred Stock.

(3) William Kerby holds 100,847 shares of common stock individually. Mr. Kerby owns 694,611 shares of Series A Preferred Stock individually and 100,000 shares of Series A Preferred Stock as the owner of In-Room Retail Systems, LLC, which owns 100,000 shares of Series A Preferred Stock.

(4) Donald P. Monaco beneficially owns 1,075,000 shares of Series A Preferred Stock, of which (i) 626,292 shares are beneficially owned by the Donald P. Monaco Insurance Trust (the “Trust”), and (ii) 705,754 shares are beneficially owned by Monaco Investment Partners II, LP (“MI Partners”). Mr. Monaco also beneficially owns 1,272,046 shares of common stock of the Company and warrants to purchase 280,000 shares of common stock of the Company owned by the Trust. Mr. Monaco is the managing general partner of MI Partners and trustee of Trust. Mr. Monaco disclaims beneficial ownership of all shares held by the Trust and MI Partners in excess of his pecuniary interest, if any.

(5) Address: 1314 E. Las Olas Blvd Apt #45, Fort Lauderdale, FL 33301. Includes 20,000 shares of common stock issuable upon exercise of outstanding and vested warrants.

(6) Address: 40739 690th Ave, Saint James, MN 56081. Includes 142,444 shares of common stock issuable upon exercise of outstanding and vested warrants.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” or “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Recent Issuances of Unregistered Securities”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence”, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2015, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2016 and 2015, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On October 1, 2015, Monaco Investment Partners II, LP, of which Donald Monaco is the managing general partner and a Director of the Company, subscribed for $250,000 of units (100,000 total units) in our offering of up to $750,000 of units of the Company, each comprised of 1 share of common stock and 1 cashless warrant to purchase one share of common stock at an exercise price of $1.50 per share.

On November 11, 2015, Monaco Investment Partners II, LP, of which Donald Monaco is the managing general partner and a Director of the Company, subscribed for $250,000 of units (100,000 total units) in our offering of up to $750,000 of units of the Company, each comprised of 1 share of common stock and 1 cashless warrant to purchase one share of common stock at an exercise price of $1.50 per share.

On November 13, 2015, Mark Wilton, a greater than 5% shareholder of the Company, converted 30,000 shares, at $5.00 per share, of Series B Preferred Stock and was issued 60,000 shares of restricted common stock.

57	Page

On November 13, 2015, Adam Friedman, our former CFO of the Company, converted 26,200 shares, at $5.00 per share, of Series C Preferred Stock and was issued 52,400 shares of restricted common stock.

On November 13, 2015, Doug Checkris, Director of the Company, converted 50,000 shares, at $5.00 per share, of Series C Preferred Stock and was issued 100,000 shares of restricted common stock.

On November 13, 2015, Adam Friedman, former CFO of the Company, converted 15,000 shares, at $5.00 per share, of Series D Preferred Stock and was issued 30,000 shares of restricted common stock.

On November 13, 2015, Pat LaVecchia, Director of the Company, converted 61,800 shares, at $5.00 per share, of Series C Preferred Stock and was issued 123,600 shares of restricted common stock.

On November 17, 2015, 30,000 shares of common stock were issued to William Kerby, CEO and Chairman of the Company, upon conversion of 15,000 shares of Series A Preferred Stock at $5.00 per share.

On November 25, 2015, Monaco Investment Partners II, LP, of which Donald Monaco is the managing general partner and a Director of the Company, subscribed for $250,000 of units (100,000 total units) in our offering of up to $750,000 of units of the Company, each comprised of 1 share of common stock and 1 cashless warrant to purchase one share of common stock at an exercise price of $1.50 per share.

On November 25, 2015, Monaco Investment Partners II, LP, of which Donald Monaco is the managing general partner and a Director of the Company, converted outstanding convertible promissory notes of $75,000 and Donald P Monaco Insurance Trust, of which Donald Monaco is the trustee and a Director of the Company, converted outstanding convertible promissory notes of $325,000 for a combined, total of $400,000 in principal and $165,731 of accrued interest, into 226,292 shares of the Company’s common stock.

On November 25, 2015, Monaco Investment Partners II, LP, of which Donald Monaco is the managing general partner and a Director of the Company converted outstanding convertible promissory notes totaling $575,000 in principal and $189,384 of accrued interest into 305,754 shares of the Company’s common stock.

On December 17, 2015, William Kerby, CEO and Chairman of the Company, converted 35,000 shares, at $5.00 per share, of Series C Preferred Stock and was issued 70,000 shares of restricted common stock.

On January 22, 2016, Donald P Monaco Insurance Trust, of which Donald Monaco is the trustee and a Director of the Company, subscribed for $600,000 of units (240,000 total units) in our offering of up to $600,000 of units of the Company, each comprised of 1 share of common stock and 1 cashless warrant to purchase one share of common stock at an exercise price of $1.50 per share.

On March 17, 2016, Mark Wilton, a greater than 5% shareholder of the Company, was issued 24,000 shares of restricted common stock pursuant to subscription agreements for $60,000 in proceeds.

On June 1, 2016 Monaker received $90,000 in proceeds from Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 60,000 common shares in connection with a partial warrant exercise for $1.50 per share.

On June 2, 2016, Monaker Group, Inc. (the “Company”) borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note”) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note may be prepaid in whole or in part at any time, without penalty or premium.

Messrs. Don Monaco, Pat LaVecchia, Douglas Checkeris and William Kerby who represent all of the members of the Board of Directors of Monaker resigned as directors of RealBiz effective Monday April 11, 2016.

Through October 2015, the Company received and/or made advances to/from its unconsolidated affiliated Company, RealBiz Media Group, Inc. resulting in a net receivable due from RealBiz in excess of $5.8 million. At February 29, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 28% ownership of RealBiz. The equity interest, along with a net receivable balance due from the above-mentioned transactions, has been written down to zero ($0) to reflect the realizable value of this investment and asset.

During the year ended February 29, 2016, the Company granted warrants to purchase 30,000 shares of common stock for the settlement of the Company’s note payable with Mark Wilton (greater than 5% shareholder), of which warrants to purchase 89,300 shares of common stock were exercised; warrants to purchase 120,000 shares of common stock were cancelled; and warrants to purchase 176,743 shares of common stock expired.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are due on June 15, 2017. Amounts borrowed under the line of credit are planned to be used for marketing initiatives, working capital and to repay $300,000 previously borrowed from the Donald P. Monaco Insurance Trust, of which Donald Monaco, a Director of the Company, is the Trustee. The loan contains standard and customary events of default. On June 16, 2016, we borrowed $450,000 under the line of credit.

58	Page

Director Independence

The Board of Directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with the listing standards of the various exchanges for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Mr. Pat LaVecchia, Mr. Don Monaco and Mr. Doug Checkeris are independent.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by the Board of Directors and one or more officers of the Company. In connection with the approval of the transactions described above, the Board of Directors took into account several factors, including its fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant (D’Arelli Pruzansky, P.A. from April 1, 2015 to March 8, 2016 and LBB & Associates Ltd., LLP for the period from March 8, 2016 to present) for our audit of annual consolidated financial statements and review of consolidated financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

February 29, 2016	$55,500
February 28, 2015	$55,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant (D’Arelli Pruzansky, P.A. from April 1, 2015 to March 8, 2016 and LBB & Associates Ltd., LLP for the period from March 8, 2016 to present) that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

February 29, 2016	$0
February 28, 2015	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant (D’Arelli Pruzansky, P.A. from April 1, 2015 to March 8, 2016 and LBB & Associates Ltd., LLP for the period from March 8, 2016 to present) for tax compliance, tax advice, and tax planning were:

February 29, 2016	$2,500
February 28, 2015	$0

59	Page

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant (D’Arelli Pruzansky, P.A. from April 1, 2015 to March 8, 2016 and LBB & Associates Ltd., LLP for the period from March 8, 2016 to present), other than the services reported in paragraphs (1), (2), and (3) was:

February 29, 2016	$0
February 28, 2015	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

Item 16. Exhibits.

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

60	Page

F-1	Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monaker Group, Inc.

We have audited the accompanying consolidated balance sheets of Monaker Group, Inc. (formerly known as Next I Interactive, Inc.) and its subsidiaries (the “Company”) as of February 29, 2016 and February 28, 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the years ended February 29, 2016 and February 28, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.) and subsidiaries at February 29, 2016 and February 28, 2015 and the results of their operations and their cash flows for the years ended February 29, 2016 and February 28, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 under the caption “Restatement of Previously Issued Financial Statements,” these consolidated financial statements have been restated to correct certain errors.

/s/ LBB & Associates Ltd., LLP
Certified Public Accountants

Houston, TX

June 21, 2016

F-2	Page

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29, 2016	(Restated) February 28, 2015
Assets
Current Assets
Cash	$137,944	$226,412
Notes receivable	15,000	15,000
Prepaid expenses and other current assets	50,848	68,159
Security deposits	13,206	13,206
Total current assets	216,998	322,777

Investment in unconsolidated affiliate	56,000	—
Dividends receivable	—	881,587
Website development costs and intangible assets, net	2,625,086	189,235
Total assets	$2,898,084	$1,393,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$588,513	$2,387,833
Other current liabilities	60,570	139,750
Derivative liabilities - convertible promissory notes	—	287,149
Convertible promissory notes, net of discount of $-0- and $70,401, respectively	1,658,908	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	—	1,025,000
Other advances	—	68,000
Other notes payable	15,919	120,000
Shareholder loans	—	379,000
Notes payable - current portion	711,784	924,072
Total current liabilities	3,035,694	12,159,190

Total liabilities	3,035,694	12,159,190

Commitments and Contingencies (Note 16)

Stockholders’ Deficit
Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; and 1,869,611 and 2,216,014 shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	18,696	22,160
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 125,200 and 262,200 shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	1	3
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 13,100 and 217,600 shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	—	2
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 132,156 and 838,800 shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	2	8
Common stock, $.00001 par value; 500,000,000 shares authorized; 6,686,540 and 21,108,347 shares issued and outstanding at February 29, 2016 and February 28, 2015, respectively	67	211
Additional paid-in-capital	92,925,589	78,228,898
Stock subscription receivable	—	(5,000)
	92,944,355	78,246,282
Accumulated other comprehensive income	—	—
Accumulated deficit	(93,562,357)	(89,011,873)
Total Monaker Group, Inc. stockholders’ deficit	(618,002)	(10,765,591)
Non-controlling interest	480,392	—
Total stockholders’ equity (deficit)	(137,610)	(10,765,591)
Total liabilities and stockholders’ deficit	$2,898,084	$1,393,599

The accompanying notes are an integral part of these consolidated financial statements.

F-3	Page

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended

	February 29, 2016	(Restated) February 28, 2015

Revenues
Travel and commission revenues	$544,658	$327,492
Real estate media revenue	—	765,964
Total revenues	544,658	1,093,456

Operating expenses
Cost of revenues (exclusive of amortization)	217,302	355,995
Technology and development	54,846	294,839
Salaries and benefits	1,807,212	2,458,816
Selling and promotions expense	21,924	241,438
Impairment of ReachFactor intangible assets	—	125,000
Warrant modification expense	—	17,202
General and administrative	1,972,016	3,712,899
Total operating expenses	4,073,300	7,206,189

Operating loss	(3,528,642)	(6,112,733)

Other income (expense)
Interest expense	(384,899)	(1,054,349)
Gain on sale of subsidiary	1,082,930	—
Gain (loss) on settlement of debt	(478,956)	48,564
Gain on change in fair value of derivatives	287,149	763,244
Gain on deconsolidation of subsidiary	—	5,569,997
Impairment and loss on equity method investment	—	(872,791)
Loss on inducement to convert to preferred stock	(1,392,666)	(1,492,736)
Loss from legal settlement	(125,000)	—
Other income (expense)	(10,400)	167,062
Total other income (expense)	(1,021,842)	3,128,991

Net loss	(4,550,484)	(2,983,742)

Net income (loss) attributable to the non-controlling interest	—	1,599,526

Net income (loss) attributable to Monaker Group, Inc.	(4,550,484)	(1,384,216)

Preferred Stock Dividend	—	(2,581)

Net income (loss) attributable to Common Shareholders	$(4,550,484)	$(1,386,797)

Weighted average number of common shares outstanding
Basic	2,913,266	410,708
Diluted	2,913,266	410,708

Basic net income (loss) per share attributable to Common Shareholders	$(1.56)	$(3.36)

Diluted net income (loss) per share attributable to Common Shareholders	$(1.56)	$(3.36)

Comprehensive income (loss):
Unrealized gain (loss) gain on currency translation adjustment	—	(120,151)
Comprehensive income (loss)	$(4,550,484)	$(1,506,948)

The accompanying notes are an integral part of these consolidated financial statements.

F-4	Page

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended

	February 29, 2016	(Restated) February 28, 2015
Cash flows from operating activities:
Net income (loss) applicable to Monaker Group, Inc.	$(4,550,484)	$(1,384,216)
Adjustments to reconcile net loss to net cash from operating activities:
Non-controlling interest in loss of consolidated subsidiaries	—	(1,599,526)
Gain on deconsolidation of subsidiary	—	(5,569,997)
Impairment and loss on equity method investment	—	872,791
Loss on inducement to convert preferred stock	1,392,666	1,492,736
Impairment of intangible assets	—	125,000
(Gain) loss on settlement of debt	478,956	(48,564)
Warrant modification expense	—	17,202
Amortization and depreciation	164,615	1,268,601
Amortization of discount on convertible notes payable	—	445,401
Stock based compensation and consulting fees	1,019,384	513,878
Gain on sale of subsidiaries	(1,082,930)	—
Director fees	—	300,000
Gain on change in fair value of derivatives	(287,149)	(763,244)
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(52,896)
Decrease in prepaid expenses and other current assets	17,311	81,355
Dividends receivable RBIZ Preferred Series A	881,587	—
Decrease in security deposits	—	13,456
(Decrease) increase in accounts payable and accrued expenses	(8,131)	1,416,979
(Decrease) increase in other current liabilities	(147,180)	83,647
Net cash used in operating activities	(2,121,355)	(2,787,397)

Cash flows from investing activities:
Investment in majority owned subsidiary	80,392	—
Payments related to website development costs	(112,466)	(590,532)
Payments for computer equipment	—	(2,514)
Advances related to notes receivable	—	(15,000)
Decrease in cash from deconsolidation of RealBiz	—	(20,066)
Net cash used in investing activities	(32,074)	(628,112)

Cash flows from financing activities:
Proceeds from convertible promissory notes	—	470,000
Payments on convertible promissory notes	(128,000)	—
Principal payments of other notes payable	—	(37,829)
Proceeds from shareholder loans	15,919	—
Proceeds from sales of subsidiaries	20	—
Proceeds from issuance of series B preferred shares	—	320,000
Proceeds from issuance of series C preferred shares	27,500	1,015,000
Proceeds from the collection of stock subscription receivable	5,000	48,380
Proceeds from exercise of common stock warrants	—	165,180
Proceeds received in advance for stock subscriptions	—	222,500
Stock split	(200)	—
Proceeds from issuance of common stock and warrants	2,144,722	1,319,956
Net cash provided by financing activities	2,064,961	3,523,187

Effect of exchange rate changes on cash	—	916

Net (decrease) increase in cash	(88,468)	108,594

Cash at beginning of period	226,412	117,818

Cash at end of period	$137,944	$226,412

Supplemental disclosure:
Cash paid for interest	$215,823	$255,802
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activity:

Dividends receivable	$—	881,587
Shares/Warrants issued for conversion of debt to equity:	$5,768,494	$7,000
Preferred stock converted into common stock:	$150	$—
Convertible promissory note assignments	$—	$30,000
Common stock for assets	$1,188,001	$600,000
Common stock for investment	$56,000	$—
Series D Preferred for assets	$400,000	$—
Common stock for settlement of debt	$—	$65,000
Convertible promissory notes converted into RealBiz Media Group, Inc. common stock:	$—	$305,000
Embedded beneficial conversion feature in convertible promissory notes	$—	$375,000
Increase in investment in RBIZ Series A Preferred shares based upon the “top up” provision in the certificate of designation:	$—	$5,196,720

The accompanying notes are an integral part of these consolidated financial statements.

F-5	Page

Monaker Group, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

	Series A Preferred		Series B Preferred		Series C Preferred		Series D Preferred				Additional	Other			Non-	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Subscribed	Deficit	Interest	(Deficit)
Balances, February 28, 2014	2,216,014	$22,160	285,900	$3	42,000	$—	860,520	$9	17,579,280	$176	$73,877,065	$119,235	$(5,000)	$(87,625,076)	$4,198,344	$(9,413,084)

Shares issued for cash:
Common	—	—	—	—	—	—	—	—	1,338,067	13	249,155	—	—	—	—	249,168
Series B Preferred	—	—	64,000	1	—	—	—	—	—	—	319,999	—	—	—	—	320,000
Series C Preferred	—	—	—	—	205,000	2	—	—	—	—	1,014,995	—	—	—	—	1,014,997
Common stock warrants exercised and common shares issued for cash	—	—	—	—	—	—	—	—	1,441,000	15	51,766	—	—	—	—	51,781
Shares issued for consulting:
Common	—	—	—	—	—	—	—	—	50,000	—	3,000	—	—	—	—	3,000
Preferred Series C	—	—	—	—	38,000	—	—	—	—	—	190,000	—	—	—	—	190,000
Common shares issued for conversion of debt to equity common stock	—	—	—	—	—	—	—	—	700,000	7	381,993	—	—	—	—	382,000
Common shares issued for settlement of accounts payable debt	—	—	—	—	—	—	13,000	—	—	—	65,000	—	—	—	—	65,000
Shares converted to RealBiz Media Group, Inc. common stock:
Preferred Series B	—	—	(87,700)	(1)	—	—	—	—	—	—	(438,499)	—	—	—	—	(438,500)
Preferred Series C	—	—	—	—	(67,400)	—	—	—	—	—	(337,000)	—	—	—	—	(337,000)
Preferred Series D	—	—	—	—	—	—	(94,720)	(1)	—	—	(250,843)	—	—	—	—	(250,844)
Warrant modification expense	—	—	—	—	—	—	—	—	—	—	17,202	—	—	—	—	17,202
Beneficial conversion feature on convertible promissory notes	—	—	—	—	—	—	—	—	—	—	375,000	—	—	—	—	375,000
Shares issued for director fees	—	—	—	—	—	—	60,000	—	—	—	300,000	—	—	—	—	300,000
RealBiz Media Group, Inc.
Issued for cash											1,184,187					1,184,187
Common stock and warrants of RealBiz Media Group, Inc.
Issued for Services											320, 878					320,878
RealBiz Media Group, Inc.
Common stock issued for assets											600,000					600,000
RealBiz Media Group, Inc.
Common stock issued for conversion of debt											305,000					305,000
Net loss attributable to Monaker Group, Inc.														(1,384,216)		(1,384,216)
Net loss attributable to the non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,599,526)	(1,599,526)
Preferred stock dividend(s)	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,581)	—	(2,581)
Other comprehensive income												916				916
Effect of deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(120,151)	—	—	(2,598,818)	(2,718,969)
Balances, February 28, 2015 (Restated)	2,216,014	$22,160	262,200	$3	217,600	$2	838,800	$8	21,108,347	$211	$78,228,898	$—	$(5,000)	(89,011,873)	$—	(10,765,591)
Shares issued for cash:
Preferred Common Stock issued for cash	—	—	—	—	—	—	—	—	1,102,000	11	2,144,711	—	—	—	—	2,144,722
Series C Issued for Cash	—	—	—	—	48,500	—	—	—	—	—	27,500	—	—	—	—	27,500
Proceeds - Series D Subscribed				—	—		35,000					—				—
Series D Preferred issued for investment in Name Your Fee, Inc.							100,000	1			499,999				480,392	980,392
Series D Preferred issued for assets							60,000	1			399,999					400,000
Common stock issued for acquisitions									455,000	5	1,187,996					1,188,001
Stock based compensation			30,000						189,000	2	1,019,382					1,019,384
Common stock issued for assets									100,000	1	55,999					56,000
Shares converted to common stock - inducement
Series A	(15,000)	(150)							30,000	—	150					—
Series B			(147,000)	(2)					18,000	—	108,602					108,600
Series C					(203,000)	(2)			406,000	4	281,214					281,216
Series D							(731,944)	(7)	1,355,000	14	829,673					829,680
Shares issued for conversion of Debt to common stock including inducement									2,700,000	27	8,138,151					8,138,178
Preferred Shares converted to RealBiz Media Group, Inc. common stock:
Series A	(331,403)	(3,314)									3,314					—
Series B			(20,000)	—							—					—
Series C					(23,000)	—					—					—
Series D							(112,100)	(1)			1					—
Preferred Series retirement/cancel	—	—
Preferred Series C					(27,000)	—										—
Preferred Series D							(58,600)									—

Shares issued from current year subscriptions							1,000	—					5,000			5,000
Effect of stock split	—	—	—	—	—	—	—	—	(20,776,808)	(208)			—			(208)
Net loss attributable to Monaker Group, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,550,484)	—	(4,550,484)
Net attributable to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances, February 29, 2016	1,869,611	$18,696	125,200	$1	13,100	$—	132,156	$2	6,686,540	$67	$92,925,589	$—	$—	(93,562,357)	$480,392	$(137,610)

The accompanying notes are an integral part of these consolidated financial statements.

F-6	Page

Note 1 – Description of Business

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operates an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

We provide a vacation rental platform with auxiliary services so travelers can purchase vacations through one site; our NextTrip.com (or through other online distributors sourced by NextTrip.com) while providing inquiries and bookings to property owners and managers. NextTrip serves three major constituents: property owners and managers, travelers and other distributors. Property owners and managers either pay to provide detailed listings of their properties on our websites while reaching a broad audience of travelers seeking ALRs. Listing fees paid by property owners and managers are either in the form of subscriptions that are generally for an annual period, or in the form of performance-based fees that allow for owners and managers to list their properties for free and pay us a commission for successful bookings; this allows owners and managers to list their property on NextTrip and pay a commission per booking in lieu of a pre-paid subscription fee. A listing includes published detailed property listings, including photographs, descriptions, location, pricing, availability and contact information. The Company also sells, directly or through third parties, complementary products, including travel guarantees, insurance products and property management software and services. Travelers use the network of websites to search for vacation rentals that meet their desired criteria, including location, size and price. Travelers that find properties that meet their requirements through the Company’s marketplace are able to make reservations online or contact property owners and managers directly by phone or through form-based communication tools on the Company’s websites.

In addition to the inventory of ALRs, Monaker is a technology driven travel and logistics company. Core to the Company’s services are key elements including technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. Monaker has video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

Summary

Monaker sells travel services to leisure and corporate customers around the world. The primary focus is on providing alternative lodging rental (ALR) options as well as providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details; this content information is the product of proprietary video-centered technology that allows the Company to create targeted travel videos from its film libraries. In January 2016, the Company introduced a beta of its new Travel Platform under the NextTrip brand. This platform is still under development and continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a combination of proprietary and licensed technology that connects and searches large travel suppliers as well as perishing and alternative lodging inventories to present to consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

The Company sells its travel services through various distribution channels. The primary distribution channel is through its own websites at Nexttrip.com and Maupintour.com. The second distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings. The remaining distribution channels are in the final stages of deployment and include sales on other travel companies’ websites and sales through networks of third-party travel agents and travel portals.

F-7	Page

Monaker’s core holdings include Nexttrip.com, and Maupintour along with platforms for vacation home rentals, timeshare rentals and discount travel. Nexttrip.com is the primary website, where travel services are booked. The travel services include, but are not limited to: alternative lodging, tours, activities/attractions, air, hotel and car rentals. Maupintour feeds into Nextrip.com by providing high-end tour packages and activities/attractions.

Additional holdings include a social media/discount travel platform, a 51% interest in NameYourFee.com (which interest was sold in May 2016) and a 28% interest in RealBiz Media Group, Inc. (“RealBiz”) which was deconsolidated on October 31, 2014 and written off as of February 29, 2016 as an unrealizable investment.

As to RealBiz, at October 31, 2014, RealBiz Media Group, Inc. (RealBiz) was deconsolidated from the Company as the interest in RealBiz had fallen from 61% to 43% and as of February 29, 2016 the interest in RealBiz was at approximately 28%. This interest (approximately 28%) in RealBiz as of February 29, 2016 which is represented by 44,470,101 RealBiz Preferred Series A Shares and 10,359,890 shares of RealBiz common stock, along with a net receivable balance due from RealBiz of over $5.8 million for amounts paid for the benefit of or on behalf of RealBiz, have been written down to zero ($0) as of February 29, 2016 and February 28, 2015 to reflect the realizable value of this investment and asset. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated.

The Company is a Nevada corporation headquartered in Weston, Florida.

Products and Services

Monaker’s main focus is marketing alternative lodging rental (ALR) options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with over a million vacation home unit owners and managers as well as owners, developers and managers of timeshare resort units that are being made available to consumers and other travel portals (distributors) for nightly or extended stays. In addition, we augment our product offering to travelers by arranging for activities and tours through our subsidiary website Maupintour.com. Therefore, not only is a traveler identifying a destination and the lodging at the destination but we can provide options of activities to engage in while at the destination. Lastly, we provide the means for making arrangements for the air tickets and car rentals if desired and, if the traveler does not subscribe to the ALR accommodations, hotel rooms can also be selected. Therefore, Monaker, through NextTrip, offers travelers the complete travel package made easy or… Travel Made EasyTM.

Products and Services For Property Owners And Managers

Paid Listings are an advertisement for a property paid via subscription or on a performance basis and displayed on one or more websites. Although listings may be displayed on multiple sites, a paid listing is counted only one time on its native language NextTrip brand, the website from which the listing originated.

Subscription-based listings account for approximately 10% of our product offering and are purchased in advance by property owners or managers as a form of advertising to promote their vacation rentals to prospective travelers on one or more of our websites, typically for one year. On our websites that offer tiered pricing to our property owners and managers, we generally offer four pricing levels – bronze, silver, gold or platinum. Property owners and managers can pay for higher search results placement by purchasing a higher subscription level or tier; however, the results may also be sorted by the traveler based on location, type of property, size or other criteria.

Performance-based listings allow property owners and managers to list a property with no initial upfront fees and instead pay commissions on traveler bookings generated on our websites.

Each listing includes a set of tools for the property owner or manager which enables them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing provides travelers the ability to use email or other methods to contact property owners and managers.

The listings include tools and services to help property owners and managers run their vacation rental businesses more efficiently such as to responding to and manage inquiries, prepare and send rental quotes and payment invoices, allow travelers to book online, including being able to enter into rental agreements with travelers online, and process online payments. Property owners and managers that elect to process online payments are subject to a transaction fee.

F-8	Page

Third-Party Services.

Through third parties, we offer property owners and managers several ancillary products and services. These products and services include credit card merchant processing and insurance products which are integrated into the property owner and manager tools.

Redistribution of Listings

We make selected, online bookable properties available to online travel agencies as well as channel partners. These properties have a paid listing on one of our websites. We are compensated in various ways for these services including receiving a percentage of the transaction value, charging a fee to the property owner or manager for making this inventory available to these partners, or charging a fee to the channel partner.

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace NextTrip provides travelers with tools to search for and filter vacation rentals based on various criteria, such as location, type of property, number of bedrooms, amenities, price, availability or keywords.

Traveler Login. Travelers are able to create accounts on certain NextTrip websites that enable them to send inquiries to property owners and managers without having to fill in their information for each inquiry. They can also benefit from other features such as the ability to save lists of favorite properties and send them to family and friends.

Security. We use a combination of technology and human review to evaluate the content of listings and to screen for inaccuracies or fraud with the goal of providing only accurate and trustworthy information to travelers. Travelers who find and book a property listed on our websites may register their trips to qualify for fraud protection under our Free $1,000 Traveler Protection which provides them with financial protection in certain circumstances up to certain limits. Additionally, we provide a secure method of communication through our secure system whereby communication between owners or property managers and the travelers who want to inquire about or book their properties occurs in a secure, authenticated environment on the NextTrip system rather than a third-party email platform.

Reviews and Ratings. Travelers are invited to submit online reviews of the vacation rentals they have rented through our websites. These reviews are intended to convey the accuracy of the listing information found on our websites.

Communication. Travelers who have made at least one inquiry on our websites receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter is available to any traveler who agrees to receive it and offers introductions to new destinations and vacation rentals, as well as tips and useful information when staying in vacation rentals.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background

In June of 2016, in connection with the preparation of the Company’s consolidated annual financial statements for the fiscal year ended February 29, 2016, certain errors related to the Company’s accounting treatment with its deconsolidated affiliate relating to amounts due to affiliates were identified.

Due to these errors, as further described below, and based upon the recommendation of management, the Company’s Board of Directors determined on June 15, 2016 that the Company’s previously issued audited financial statements should no longer be relied upon. As a result of the foregoing the Company has restated its consolidated financial statements for the fiscal year ended February 28, 2015, and will be restating its consolidated financial statements for the quarterly periods for the first three quarters of the fiscal year ended February 29, 2016.

F-9	Page

Accounting Adjustments

The following is a discussion of the significant accounting adjustments that were made to the Company’s historical consolidated financial statements.

Monaker Group, Inc., formerly Next 1 Interactive, Inc. and Subsidiaries

Consolidated Balance Sheet

	As Previously Reported February 28, 2015	Restatement / Adjustment	As Restated February 28, 2015

Assets
Current Assets
Cash	$226,412		$226,412
Notes receivable	15,000		15,000
Prepaid expenses and other current assets	68,159		68,159
Security deposits	13,206		13,206
Total current assets	322,777		322,777
Investment in unconsolidated affiliate	5,705,734	(5,705,734)	—
Dividends receivable	881,587		881,587
Property and equipment, net	—		—
Website development costs and intangible assets, net	189,235		189,235
Total assets	$7,099,333	(5,705,734)	$1,393,599

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,387,833		$2,387,833
Other current liabilities	139,750		139,750
Derivative liabilities - convertible promissory notes	287,149		287,149
Convertible promissory notes, net of discount of $-0- and $70,401, respectively	6,828,386		6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000		1,025,000
Other advances	68,000		68,000
Other notes payable	120,000		120,000
Shareholder loans	379,000		379,000
Due to affiliates	974,889	(974,889)	—
Notes payable - current portion	924,072		924,072
Total current liabilities	13,134,079	(974,889)	12,159,190

Total liabilities	13,134,079	(974,889)	12,159,190

Commitments and Contingencies (Note 16)

Stockholders' Deficit
Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; and 2,216,014 shares issued and outstanding at February 28, 2015 and 2014, respectively	22,160		22,160
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 262,200 and 285,900 shares issued and outstanding at February 28, 2015 and 2014, respectively	3		3
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 217,600 and 42,000 shares issued and outstanding at February 28, 2015 and 2014, respectively	2		2
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 838,800 and 860,520 shares issued and outstanding at February 28, 2015 and 2014, respectively	8		8
Common stock, $.00001 par value; 500,000,000 shares authorized; 21,108,347 and 17,579,280 shares issued and outstanding at February 28, 2015 and 2014, respectively	211		211
Additional paid-in-capital	80,026,487	(1,797,589)	78,228,898
Stock subscription receivable	(5,000)		(5,000)
	80,043,871	(1,797,589)	78,246,282
Accumulated other comprehensive income	—		—
Accumulated deficit	(86,078,617)	(2,933,256)	(89,011,873)
Total Next 1 Interactive, Inc. stockholders' deficit	(6,034,746)	(4,730,845)	(10,765,591)
Noncontrolling interest	—		—
Total stockholders' deficit	(6,034,746)	(5,705,734)	(10,765,591)
Total liabilities and stockholders' deficit	$7,099,333	(5,705,734)	$1,393,599

F-10	Page

Monaker Group, Inc., formerly Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the years ended

	As Previously Reported February 28, 2015	Restatement / Adjustment	As Restated February 28, 2015
Revenues
Travel and commission revenues	$327,492		$327,492
Real estate media revenue	765,964		765,964
Total revenues	1,093,456		1,093,456

Operating expenses
Cost of revenues (exclusive of amortization)	355,995		355,995
Technology and development	342,539	(47,700)	294,839
Salaries and benefits	2,045,183	413,633	2,458,816
Selling and promotions expense	241,438		241,438
Impairment of ReachFactor intangible assets	125,000		125,000
Warrant modfication expense	17,202		17,202
General and administrative	3,403,334	309,565	3,712,899
Total operating expenses	6,530,691	675,498	7,206,189

Operating loss	(5,437,235)	(675,498)	(6,112,733)

Other income (expense)
Interest expense	(1,054,758)	409	(1,054,349)
Gain (loss) on settlement of debt	48,564		48,564
Derivative liability expense	(234,303)	234,303	—
Gain (loss) on change in fair value of derivatives	1,077,787	(314,543)	763,244
Gain on deconsolidation of subsidiary	6,255,188	(685,191)	5,569,997
Loss from proportionate share of investment in unconsolidated affiliate	(872,791)		(872,791)
Loss on inducement to convert to preferred stock	—	(1,492,736)	(1,492,736)
Other income	167,062		167,062
Total other income (expense)	5,386,749	(2,257,758)	3,128,991

Net loss	(50,486)	(2,933,256)	(2,983,742)
Net income (loss) attributable to the noncontrolling interest	1,599,526		1,599,526

Net income (loss) attributable to Next 1 Interactive, Inc.	1,549,040	(2,933,256)	(1,384,216)

Preferred Stock Dividend	(2,581)		(2,581)

Net income (loss) attributable to Common Shareholders	1,546,459	(2,933,256)	(1,386,797)

Weighted average number of common shares outstanding
Basic	410,708		410,708
Diluted	6,905,345		410,708

Basic net income (loss) per share attributable to Common Shareholders	$3.77	(7.13)	$(3.36)

Diluted net income (loss) per share attributable to Common Shareholders	$0.22	(3.58)	$(3.36)

Comprehensive income (loss):
Unrealized gain (loss) gain on currency translation adjustment	(120,151)		(120,151)
Comprehensive income (loss)	$1,426,308	(2,933,256)	(1,506,948)

F-11	Page

Monaker Group, Inc., formerly Next 1 Interactive, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended

	As Previously Reported February 28, 2015	Restatement / Adjustment	As Restated February 28, 2015
Cash flows from operating activities:
Net income (loss) applicable to Next 1 Interactive, Inc.	$1,549,040	(2,933,256)	$(1,384,216)
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(1,599,526)		(1,599,526)
Gain on deconsolidation of subsidiary	(6,255,188)	685,191	(5,569,997)
Loss on proportionate share of investment in unconsolidated affiliate	872,791		872,791
Loss on extinguishment of preferred stock	—	1,492,736	1,492,736
Impairment of intangible assets	125,000		125,000
Gain (loss) on settlement of debt	(48,564)		(48,564)
Gain on legal settlement	—		—
Loss on debt modification	—		—
Warrant modification expense	17,202		17,202
Derivative liability expense	234,303	(234,303)	—
Bad debt expense	—		—
Amortization and depreciation	1,268,601		1,268,601
Amortization of discount on convertible notes payable	445,401		445,401
Stock based compensation and consulting fees	513,877	1	513,878
Directors fees	300,000		300,000
(Gain) loss on change in fair value of derivatives	(1,077,787)	314,543	(763,244)
Changes in operating assets and liabilities:
Increase in accounts receivable	(56,773)	3,877	(52,896)
Increase in subscription receivable	—		—
Decrease (increase) in prepaid expenses and other current assets	33,532	47,823	81,355
Decrease in security deposits	10,156	3,300	13,456
Increase in intercompany payable	272,894	(272,894)	—
Increase in accounts payable and accrued expenses	729,007	687,972	1,416,979
Increase (decrease) in other current liabilities	41,212	42,435	83,647
Net cash used in operating activities	(2,624,822)	(162,575)	(2,787,397)

Cash flows from investing activities:
Payments related to website development costs	(587,927)	(2,605)	(590,532)
Payments for computer equipment	(2,514)		(2,514)
Retirement of Series D shares	—		—
Advances related to notes receivable	(15,000)		(15,000)
Proceeds received related to notes receivable	—		—
Decrease in cash from deconsolidation of RealBiz	(20,066)		(20,066)
Net cash used in investing activities	(625,507)	(2,605)	(628,112)

Cash flows from financing activities:
Proceeds from convertible promissory notes	470,000		470,000
Payments on convertible promissory notes	—		—
Proceeds from other notes payable	—		—
Principal payments of other notes payable	(37,829)		(37,829)
Principal payments of settlement agreements	—		—
Proceeds from shareholder loans	—		—
Proceeds from notes payable	—		—
Principal payments on notes payable	—		—
Proceeds from issuance of series B preferred shares	320,000		320,000
Proceeds from issuance of series C preferred shares	1,015,000		1,015,000
Proceeds from issuance of series D preferred shares	—		—
Proceeds from the collection of stock subscription receivable	48,380		48,380
Proceeds from exercise of common stock warrants	165,180		165,180
Proceeds received in advance for stock subscriptions	222,500		222,500
Proceeds from issuance of common stock and warrants	1,154,776	165,180	1,319,956
Net cash provided by financing activities	3,358,007	165,180	3,523,187

Effect of exchange rate changes on cash	916		916

Net (decrease) increase in cash	108,594		108,594

Cash at beginning of period	117,818		117,818

Cash at end of period	$226,412		$226,412

F-12	Page

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Monaker Group, Inc. and all of its wholly and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Segment

The Company has one operating segment consisting of various products and services related to its online marketplace of travel and accommodation rental listings.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenues, the allowance for doubtful accounts, the fair value of short-term investments, the carrying amounts of goodwill and other indefinite-lived intangible assets, depreciation and amortization, the valuation of stock options, deferred income taxes and the fair value of non-controlling interests.

Non-controlling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents non-controlling interests as a component of equity on its consolidated balance sheets and reports non-controlling interest net loss under the heading “Net loss attributable to non-controlling interest” in the consolidated statements of operations.

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

Monaker prepares its consolidated financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with accounting guidance for consolidation, prior to the “Deconsolidation Date” of October 31, 2014, the consolidated financial statements presented the consolidated results of the Company including its investment in RealBiz Media Group, Inc. On the deconsolidation date, in accordance with ASC 810-10-50-1B and the voting interest model (which requires that an entity consolidate another entity if it owns a majority (greater than 50%) of that other entity), Monaker commenced accounting for its investments in RealBiz in accordance with the equity method of accounting as of the Deconsolidation Date.

On October 31, 2014, RealBiz Media Group, Inc. (RealBiz) was deconsolidated from the Company as the interest in RealBiz had fallen from 61% to 43% and as of February 29, 2016 the interest in RealBiz was at approximately 28%. This interest (approximately 28%) in RealBiz as of February 29, 2016 which is represented by 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, along with a net receivable balance due, have been written down to zero ($0) as of February 29, 2016 and February 28, 2015 to reflect the realizable value of this investment and asset. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated.

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

F-13	Page

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at February 29, 2016 and February, 28, 2015.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company did not have an allowance for doubtful accounts for the years ended February 29, 2016 and February 28, 2015.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated using the straight-line method based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. After the deconsolidation with RealBiz, the Company does not own property and equipment. The Company incurred depreciation expense of $ -0- and $12,121 for the years ended February 29, 2016 and February 28, 2015, respectively.

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended February 29, 2016 and February 28, 2015, the Company did not record impairment losses on any of its property and equipment.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period. For the year ended February 29, 2016 and February 28, 2015, the Company has capitalized costs associated with website development of $1,817,945 and $938,710, respectively, and accumulated amortization of $780,860 and $749,475, respectively.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the year ended February 29, 2016, all software has been placed in service and all costs associated with the software development have been expensed.

F-14	Page

Impairment of Intangible Assets

The Company acquired contracts, website platforms and domains during the fiscal year February 29, 2016 in the amount of $1,588,000 and did not have intangible assets as of February 28, 2015.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the years ended February 29, 2016 and February 28, 2015. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $164,615 and $1,256,480 during the years ended February 29, 2016 and February 28, 2015, respectively.

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

F-15	Page

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. On June 25, 2015, we effected a 1:50 reverse stock-split of all of our outstanding shares of common stock.

Revenue recognition

We recognize revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, the sales price is fixed or determinable and collectability is reasonably assured. We account for sales incentives to customers as a reduction of revenue at the time the revenue is recognized from the related product sale.

We generate our revenues from sales to directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world as well as from customers for online advertising services related to the listing of their properties for rent, primarily on a subscription basis, over a fixed-term. We also generate revenue from commissions on bookings or traveler inquiries on our performance-based listings. Additional revenues are derived from the sales of and ancillary products and services.

Payments for tours or activities and term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customers’ refund privileges lapse.

F-16	Page

Cost of Revenue

Cost of revenue consists of cost of the tours and activities, salaries, benefits and related expenses and stock-based compensation of the Company’s customer service and web hosting personnel, merchant fees charged by credit card processors, costs associated with the hosting of the Company’s websites, costs associated with payments under the rental guarantee and allocated facility expenses.

Selling and Promotions Expense

Selling and promotions expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 29, 2016 and February 28, 2015, was $21,924 and $241,438, respectively.

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

Warrant Modifications

The Company treats a modification of the terms or conditions of an equity award in accordance with ASC Topic 718-20-35-3 by treating the modification as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. Incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of this Topic over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.

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

F-17	Page

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 29, 2016, the Company’s income tax returns for tax years ending February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

Monaker Group, Inc. follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No current tax provision has been made in the accompanying statement of income (loss) because no taxes are due currently or were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments (see Note 18– Fair Value Measurements).

F-18	Page

Foreign Currency and Other Comprehensive Income (Loss)

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company recognized a net foreign exchange gain (loss) of $-0- and ($120,151) for the years ended February 29, 2016 and February 28, 2015, respectively. The foreign currency exchange gains and losses are included as a component of comprehensive income in the accompanying Consolidated Statements of Operations.

The exchange rates adopted for the foreign exchange transactions are the rates of exchange as quoted on an internet website.

Going Concern

As of February 29, 2016, and February 28, 2015, the Company had an accumulated deficit of $93,562,357 and $89,011,873, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 29, 2016, we had $3,035,694 of current liabilities. These conditions raise substantial doubt of our ability to continue as a going concern. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will result in higher and revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

F-19	Page

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, related to the disclosures on going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements.

Note 4 – Notes Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six (6%) percent promissory note. The entire principal balance of this note, together with all accrued and unpaid interest, is due and payable on December 31, 2016.

Note 5 – Investment in Equity Instruments and Deconsolidation

On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida limited liability company named Name Your Fee, LLC. On April 20, 2015, the Company entered into a Joint Venture Agreement with Jasper to leverage its existing technology and develop www.NameYourFee.com which provides tools for employment agencies to market their services. The Company’s ownership in the Joint Venture is 51% and Jasper’s is 49%. The Company and Jasper share in capital contributions and well as participate in the net profits of Name Your Fee, LLC while Jasper operates and runs the NameYourFee.com website. On May 15, 2015, the Company issued 100,000 shares of Series D Preferred Stock to Jasper at a stated value of $5 per share for a total value of $500,000. As stated in the agreement, Monaker received a 51% capital interest and Jasper received a 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. The Company properly eliminated the value of the investment in accordance with ASC Topic 810, Consolidation.

F-20	Page

On October 31, 2014 (the “Deconsolidation Date”), Monaker and RealBiz deconsolidated their financial statements since Monaker’s investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz shares of common stock. Since July 14, 2014, the holders of Series D Preferred Stock shares of the Company may elect to convert all or any part of such holder’s shares into common stock of the Company at the stated value of $12.50 per share on a one-for-one basis, or they may elect to convert the Series D Preferred Stock shares into shares of common stock of RealBiz stock at $0.15 per share. To honor the conversion of the Company’s Series D Preferred Stock shares into RealBiz shares of common stock, the Company identifies, one-for-one, shares of RealBiz Series A Preferred Stock shares held as investment and presents them to RealBiz for conversion into RealBiz common stock (on a one-for-one basis). When the converted RealBiz common stock shares are received by the Company, they are forwarded to the individual/entity requesting the conversion into shares of RealBiz restricted common stock.

The financial statements as of February 28, 2015 include consolidated numbers including RealBiz through October 31, 2014. During the four months ended February 28, 2015, we recorded our allocated portions totaling $872,791 of RealBiz’s net loss of $2,017,039. Monaker continues to own RealBiz Preferred Series A and common stock and although the two Companies shared similar Board Directors, until April 2016, as discussed in the following sentence, the companies are operating independently. As of April 11, 2016, the Monaker Directors that were on the RealBiz Board, resigned as Board of Directors of RealBiz.

After November 1, 2014, we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from permanent adjustments to net estimated realizable value. Accordingly, we recorded our proportionate share of the investee’s net income or loss as “Loss on equity method investment” on the consolidated statements of operations.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. At February 29, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 28% ownership of RealBiz. This interest, along with a net receivable balance due, has been written down to zero ($0) as of February 29, 2016 and February 28, 2015 to reflect the realizable value of this investment and asset.

The following table represents the consolidated balance sheet of RealBiz Media Group, Inc. immediately prior to the Deconsolidation Date:

October 31, 2014

Cash	$20,066
Prepaid expenses, other current assets and security deposits	121,708
Property and equipment, net	45,778
Website development costs and intangible assets, net	3,701,144
Due from affiliates	131,086
Total Assets	$4,019,782

Accounts payable , accrued expenses and deferred revenue	$1,925,859
Derivative liabilities	305,220
Convertible promissory notes	60,000
Loans payable	170,000
Total current liabilities	2,461,079
Convertible notes payable, long term	2,605
Total Liabilities	2,463,684
Preferred stock	66,802
Subscription advances and stock subscription receivable	130,000
Common stock	84,980
Additional paid in capital	16,610,912
Accumulated other comprehensive income (loss)	40,042
Accumulated deficit	(15,376,638)
Total stockholders’ equity	1,556,098
Total Liabilities and Stockholders’ Equity	$4,019,782

F-21	Page

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

The following represents the calculation of the Gain on deconsolidation of RealBiz Media Group, Inc. from the consolidated financial statements of the Company:

October 31, 2014

RealBiz Series A preferred shares retained by Monaker at October 31, 2014 (convertible into RealBiz common shares on a 1 for 1 basis)	65,785,253
Quoted closing price of RealBiz Common Shares at October 31, 2014	$0.0896
Fair value of equity method investment retained by Monaker	$5,893,334
Carrying value of Non-controlling interest at October 31, 2014 – 71.5% of 1,556,098 (RealBiz stockholder’s equity at October 31, 2014)	1,112,610
Accumulated other comprehensive income of Monaker based upon foreign currency transaction	120,151
Subtotal	7,126,095
Less carrying value of RealBiz equity at October 31, 2014	(1,556,098)
Gain on Deconsolidation	$5,569,997

Note 6 – Acquisitions and Dispositions

On October 26, 2015, the Company entered into a Plan of Merger Agreement with Always on Vacation, Inc. involving a merger of the Company’s then wholly-owned subsidiary AOV Holding, Inc. (“AOV”) and Always On Vacation, Inc. which involved issuing 383,230 shares of AOV common stock to the stockholders of Always On Vacation, Inc., effectively cancelling each share of capital stock of Always on Vacation, Inc. As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e. contracts, domains, trademark and platform) owned by Always On Vacation, Inc. were assigned to Monaker. On January 23, 2016, the interest in Always On Vacation, Inc. (a media company) was sold through a Stock Purchase Agreement to an unrelated third party for $10 plus their assumption of liabilities of Always On Vacation, Inc.

On November 25, 2015, the Company entered into an Intellectual Property License to Corporation by Licensor Agreement with CJ Software, Inc. for an internet-based, real-time specialty booking engine developed to consolidate unused timeshare, fractional, and other specialty lodging rooms to be booked for nightly stays. Once this software/platform is fully operational, the Company will pay CJ Software, Inc. the sum of $180,000 by way of the issuance of 45,000 shares of the Company’s common stock valued at $4.00 per share as a one-time lease payment for a perpetual, unrestricted, non-exclusive, worldwide, royalty free license to use the software. In addition, the Company will employ, both Curtis Krauskopf as an employee and James Marmorstone as a consultant.

As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e., the Nexttrip.com platform, Maupintour.com platform and Home & Away Club portal) owned by the Company’s television media entity (Next 1 Network, Inc.) were assigned to Monaker. The television media entity (Next 1 Network, Inc.) was sold pursuant to a Stock Purchase Agreement dated January 23, 2016 to an unrelated third party for $10 plus their assumption of liabilities of Next 1 Network, Inc.

F-22	Page

Note 7 – Property and Equipment

At February 29, 2016 and February 28, 2015, the Company’s property and equipment are as follows:

	February 29, 2016 and February 28, 2015
	Remaining Useful Life	Cost	Accumulated Depreciation	Net Carrying Value

Computer equipment - office	1.7 Years	$22,881	$11,062	$11,819
Computer equipment - Nestbuilder website	2.4 Years	42,149	8,190	33,959
		65,030	19,252	45,778
Less: effects of deconsolidation of subsidiary		65,030	19,252	45,778
		$-0-	$-0-	$-0-

The Company has recorded $-0- and $12,121 of depreciation expense for the years ended February 29, 2016 and February 28, 2015, respectively. There was no asset impairment recorded for the years ended February 29, 2016 and February 28, 2015.

Note 8 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 29, 2016 and February 28, 2015:

	February 29, 2016
	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value

Website platform	3.0 years	400,000	—	400,000
Contracts, domains, customer lists	1.6 years	1,188,000	—	1,188,000
Website platform	0 years	37,657	37,657	—
Website development costs	1.6 years	181,730	65,624	116,106
Website development costs	3.0 years	85,068	2,363	82,705
Web platform	0 years	598,099	598,099	—
Software development	3.0 years	915,392	77,117	838,275
		$3,405,946	$780,860	$2,625,086

During the year ended February 29, 2016, the Company acquired the contracts, domains and customers of Always On Vacation, Inc. as well as the website platform form StingyTravel.com. These assets were placed in service on October 27, 2015 and are being amortized over a three year period.

F-23	Page

	February 28, 2015
	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value

Sales/Marketing agreement	1.3 years	$4,796,178	$2,754,696	$2,041,482
Website development costs	1.6 years	2,284,287	1,044,314	1,239,973
Website development costs (not placed in service)	3.0 years	181,730	-0-	181,730
Web platform/customer list - ReachFactor Acquisition	2.3 years	600,000	224,996	375,004
Software development (not placed in service)	3.0 years	52,190	-0-	52,190
		7,914,385	4,024,006	3,890,379
Less: effects of deconsolidation of subsidiary		6,975,675	3,274,531	3,701,144
		$938,710	$749,475	$189,235

Website development costs	1.0 years	$756,980	$744,427	$12,553
H & A Club Portal	2.9 years	181,730	5,048	176,682
		$938,710	$749,475	$189,235

This capitalization of these costs fall with the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $164,615 and $1,256,480 for the years ended February 29, 2016 and February 28, 2015, respectively.

F-24	Page

Note 9 – Notes Payable

The following table sets forth the notes payable as of February 29, 2016 and February 28, 2015:

	Principal
	February 29, 2016	February 28, 2015

On September 6, 2011, the Company renegotiated a note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company was obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments was to be in cash and the remaining $600,000 was to be made in cash or common stock. On February 15, 2012, the note-holder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by the purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company has assumed this note related to the sold entity and is attempting to negotiate a settlement of the assumed above-noted notes.	$573,842	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year, matured in March 2011 and was payable in quarterly installments of $25,000. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company has assumed this note related to the sold entity and is attempting to negotiate a settlement of the assumed above-noted notes.	137,942	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 6 detachable 3 year warrants to purchase common stock at an exercise price of $75,000 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 214 shares of common stock to settle all of these note agreements except for $25,000. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016.	—	25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016.	—	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney’s fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016.	—	221,130
	$711,784	$924,072

F-25	Page

Interest charged to operations relating to the above notes was $2,407 and $40,950, respectively for the years ended February 29, 2016 and February 28, 2015. The Company has accrued interest as of February 29, 2016 and February 28, 2015 of $197,439 and $239,623, respectively.

As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and these promissory notes (amounting to $711,784) were not assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company has assumed these notes that are in default with a balance of $711,784 related to the sold entity as of February 29, 2016 and is attempting to negotiate a settlement of the assumed above-noted notes.

Note 10 – Other Notes Payable

The following table sets forth the other notes payable as of February 29, 2016 and February 28, 2015:

	Principal
	February 29, 2016	February 28, 2015
Related parties:

On August 21, 2012, the Company received $50,000 in proceeds from a Donald P. Monaco Insurance Trust, whose Trustee is Donald Monaco, a Director of the Company (related investor), and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 2,000 two (2) year warrants with an exercise price of $2.50 per share valued at $1,500 and charged this to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of December 15, 2014 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. The Company has made the following principal payments: $20,000 on August 15, 2013, $25,000 on October 1, 2013 and $25,000 on October 23, 2014, leaving a remaining principal balance of $50,000 has been converted to common shares on November 20, 2015.	$—	$50,000

The Company has a demand loan with a stated interest of 6% per annum, due for funds received from In Room Retail, Inc. which is owned by William Kerby, CEO and Chairman of the Company.	$15,919	—

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a nine year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016.	—	70,000
	$15,919	$120,000

Interest charged to operations relating to these notes was $14,242 and $12,641, respectively for the years ended February 29, 2016 and February 28, 2015. The Company has accrued interest as of February 29, 2016 and February 28, 2015 of $-0- and $42,561, respectively.

F-26	Page

Note 11 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement with Cardar Investments, Inc, whose President, Warren Kettlewell was a director of the previously consolidated reporting entity that included RealBiz, included $98,000 of related party advances and issued 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price of $6,250 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion was applied against a principal balance of $186,000 leaving a balance due of $18,000. The balance of this convertible note of $18,000 was converted into RealBiz shares of common stock as at March 1, 2015.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The remaining principal balance as of February 28, 2015 totaled $50,000. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016.

Note 12 – Shareholder Loans

As part of the sale of businesses and assets unrelated to the core travel sector, on January 23, 2016, the television media entity (Next 1 Network, Inc.) was sold pursuant to a Stock Purchase Agreement dated January 23, 2016 to an unrelated third party and these shareholder loans in the amount of $379,000 were assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016.

F-27	Page

The remaining balance of Shareholder Loans as of February 29, 2016 was $-0-.

During the year ended February 28, 2015, the Company received no advances, made no conversions or payments against the principal balance.

The remaining balance as of February 28, 2015 totaled $379,000.

Note 13 - Due to/from affiliates

Through October 2015, the Company received and/or made advances to/from its unconsolidated affiliated Company, RealBiz Media Group, Inc. resulting in a net receivable due from RealBiz in excess of $5.8 million. At February 29, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 28% ownership of RealBiz. The equity interest, along with a net receivable balance due from the above-mentioned transactions, has been written down to zero ($0) as of February 29, 2016 and February 28, 2015 to reflect the realizable value of this investment and asset.

Note 14 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. Fixed conversion rates range from $5.00 to $5,000 per share. Variable conversion rates range at 50% of two (2) to ten (10) days of the average closing price all have been settled as of February 29, 2016. During the years ended February 29, 2016 and February 28, 2015, the Company recognized interest expense of $349,964 and $86,433, respectively.

The table below summarizes the convertible promissory notes as of February 29, 2016.

	February 29, 2016
	Non Related Party	Related Party	Total
Principal
Beginning balance	$6,828,386	$1,025,000	$7,853,386
Additions:	—	—	—
	6,828,386	1,025,000	7,853,386
Subtractions:
Conversion to common shares	4,856,961	925,000	5,781,961
Payments to note holder	28,000	100,000	128,000
Entity sold	284,517	—	284,517
	5,169,478	1,025,000	6,194,478
Ending balance	$1,658,908	$—	$1,658,908

Debt Discount
Beginning balance	$—	$—	$—
Additions:
Incurred during the year	—	—	—
Subtractions:
Amortized during the year	—	—	—
Ending balance	$—	$—	$—

Carrying Value
Total convertible promissory notes	$1,658,908	$—	$1,658,908
Adjustments	—	—	—
Carrying value	$1,658,908	$—	$1,658,908
Principal past due and in default	$249,582	$-0-	$249,582

F-28	Page

The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts. During the years ended February 29, 2016 and February 28, 2015, the Company recorded debt discount amortization expense as interest expense in the amount of $-0- and $444,316, respectively.

During the year ended February 29, 2016, the Company:

●	Issued 276,747 shares of common stock upon conversion of $194,584 of principal held by a note holder.

●	Issued 305,754 shares of common stock upon conversion of $1,025,000 of principal held by a related party officer/director.

●	On January 23, 2016, the Company sold its subsidiary Next 1 Network, Inc. and $284,517 of promissory notes were included in this sale.

●	The Company paid $28,000 towards the principal of a noteholder and $100,000 towards the principal held by a related party officer/director.

The table below summarizes the convertible promissory notes as of February 28, 2015.

	February 28, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$7,450,386	$650,000	$8,100,386
Additions:
Proceeds received from note issuances	95,000	375,000	470,000
Fees	55,000	-0-	55,000
	150,000	375,000	525,000

Subtractions:
Conversion to common shares	7,000	-0-	7,000
Conversion to RealBiz common shares	525,000	-0-	525,000
Assigned to related party officer	30,000	-0-	30,000
	562,000	-0-	562,000
	7,038,386	1,025,000	8,063,386
Less: effects of deconsolidation of subsidiary	210,000	-0-	210,000
Ending balance	$6,828,386	$1,025,000	$7,853,686

Debt Discount
Beginning balance	$70,401	$-0-	$70,401
Additions:
Incurred during the year	150,000	375,000	525,000
Subtractions:
Amortized during the year	73,006	375,000	448,006
	147,395	-0-	147,395
Less: effects of deconsolidation of subsidiary	147,395	-0-	147,395
Ending balance	$-0-	$-0-	$-0-

Carrying Value
Total convertible promissory notes	$6,890,991	$1,025,000	$7,915,991
Less: effects of deconsolidation of subsidiary	62,605	-0-	62,605
Carrying value	$6,828,386	$1,025,000	$7,853,386
Principal past due and in default	$464,101	$-0-	$464,101

F-29	Page

During the year ended February 28, 2015, the Company:

●	Received $25,000 on July 31, 2014 from Donald P Monaco Insurance Trust and $350,000 on October 31, 2014 from Monaco Investment Partners, LLC entities which Donald Monaco, Director of the Company, is Trustee and Managing General Partner, respectively, and issued convertible promissory notes amounting to $375,000. In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date(s) using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. The aforementioned accounting treatment resulted in a total debt discount equal to $375,000 during the year ended February 28, 2015. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts. During the year ended February 28, 2015, the Company recorded debt discount amortization expense as interest expense in the amount of $444,316.

●	Issued 14,000 shares of common stock upon conversion of $7,000 of principal held by a note holder.

●	Converted $305,000 of principal into 6,100,000 shares of RealBiz’s common stock.

Note 15 – Stockholders’ Equity

Preferred stock

The aggregate number of shares of preferred stock that the Company is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.00001 per share (“the Preferred Stock”) with the exception of Series A Preferred Stock shares having a $0.01 par value. The Preferred Stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
(a) $25.00 per share; or
(b) at the lowest price the Company has issued stock as part of a financing.
●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $25.00 of debt for each share of Series A Preferred Stock.

F-30	Page

On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock; or to allow
●	conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financings such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

On February 28, 2014, the Company’s Series A Preferred Stock shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price into common stock at a fixed price of $0.50.

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock had certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock. However, the reset provision was removed thereby eliminating the derivative liability as of February 28, 2014. In accordance with ASC 815-40, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income or expense. The change in fair value of the Series A Preferred Stock derivative liability as of February 29, 2016 and February 28, 2015 resulted in non-operating income of $-0- and $-0-, respectively.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of the common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series A Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

During the year ended February 29, 2016:

●	15,000 shares of Series A Preferred Stock converted into 30,000 shares of common stock of Monaker.

●	331,403 shares of Series A Preferred Stock were retired.

During the year ended February 28, 2015, the Company incurred no activity for Series A Preferred Stock.

Dividends in arrears on the outstanding Series A Preferred Stock shares total $838,275 and $659,811 as of February 29, 2016 and February 28, 2015, respectively. The Company had 1,869,611 and 2,216,014 shares of Series A Preferred Stock issued and outstanding as of February 29, 2016 and February 28, 2015.

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into:

●	the Company’s common stock at the stated value of $250.00 per share on a one for one basis, or
●	shares of RealBiz’s common stock at $0.05 per share.

F-31	Page

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities (common stock), and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

During the year ended February 29, 2016:

●	147,000 shares of Series B Preferred Stock were converted into 18,000 shares of common stock of Monaker.

●	20,000 shares of Series B Preferred Stock were converted into 2,000,000 shares of common stock of RealBiz Media Group, Inc.

During the year ended February 28, 2015:

●	The Company received $320,000 in cash proceeds and issued 64,000 shares of Series B Preferred Stock.

●	87,700 shares of Series B Preferred Stock were converted into 8,770,000 shares of common stock of RealBiz at the agreed upon conversion terms.

Dividends in arrears on the outstanding Series B Preferred Stock total $182,782 and $469,852 as of February 29, 2016 and February 28, 2015, respectively. The Company had 125,200 and 262,200 shares of Series B Preferred Stock issued and outstanding as of February 29, 2016 and February 28, 2015, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). The holders of Series C preferred stock may elect to convert all or any part of such holder’s shares into:

●	common stock at the stated value of $250.00 per share on a one for one basis, or
●	shares of RealBiz’s common stock at $0.10 per share.

On July 9, 2014, the Company filed an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250 to a new conversion price for Company common stock of $12.50 on the Company’s common stock.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities (common stock), and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

F-32	Page

During the year ended February 29, 2016:

●	The Company sold 48,500 shares of Series C Preferred Stock for $27,500 in a private transaction.

●	203,000 shares of Series C Preferred Stock were converted into 406,000 shares of common stock of Monaker.

●	23,000 shares of Series C Preferred Stock were converted into 1,155,000 shares of common stock of RealBiz Media Group, Inc.

●	27,000 shares of Series C Preferred Stock were retired

During the year ended February 28, 2015:

●	The Company sold 205,000 shares of Series C Preferred Stock for $1,014,997 in a private transaction.

●	38,000 shares of Series C Preferred Stock were issued for consulting services rendered, valued at $190,000.

●	67,400 shares of Series C Preferred stock were converted into 3,370,000 shares of common stock of RealBiz Media Group, Inc. at the agreed upon conversion terms.

Dividends in arrears on the outstanding Series C Preferred Stock shares total $8,915 and $70,873 as of February 29, 2016 and February 28, 2015, respectively. The Company had 13,100 and 217,600 Series C Preferred Stock shares issued and outstanding as of February 29, 2016 and February 28, 2015, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). The holders of Series D preferred stock may elect to convert all or any part of such holder’s shares into:

●	common stock at the stated value of $250.00 per share on a one for one basis, or

●	shares of RealBiz common stock at $0.15 per share.

On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250.00 to a new conversion price of $12.50.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation”), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities (common stock), and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

On October 2, 2012, the Company issued 380,000 shares of Series D Preferred stock as part of the October 2, 2012 exchange of securities agreement between the Company and Acknew Investments, Inc. (“Acknew”), for the acquisition of the entity that eventually became RealBiz Media Group, Inc. (RealBiz) and then and now constitutes significant operations of RealBiz, a holder of Class A common shares of RealBiz Holdings, Inc., which contained a “ratchet provision”: If, at any time while Acknew is a holder of Series D Preferred Stock and the Retirement Obligation (requiring the Company to pay out of 50% of all net profits from the Company or 50% of any new funding received by the Company from September 21, 2012, until such time as the $700,000 of the Company’s Series D Preferred Stock shares owned by Acknew are redeemed by the Company) remains not fully satisfied, the Company sells or issues any common stock of the Company at an effective price per share that is lower than the then-effective conversion price (any such issuance being referred to as a “Dilutive Issuance”), then the conversion prices for the Series D Preferred Stock held by Acknew is reduced to equal the product obtained by multiplying (1) the the-effective conversion price by (2) a fraction, the numerator of which is the sum of the number of total shares of common stock outstanding immediately prior to the Dilutive Issuance plus the number of shares of common stock which the aggregate consideration received by the Company in the Dilutive Issuance would purchase at the then-effective conversion price; and the denominator of which is the number of shares of common stock outstanding immediately after the Dilutive Issuance.

F-33	Page

During the year ended February 29, 2016:

●	731,944 shares of Series D Preferred Stock were converted into 1,355,000 shares of common stock of Monaker.

●	112,100 shares of Series D Preferred Stock were converted into 3,069,793 shares of common stock of RealBiz Media Group, Inc.

●	The Company issued 35,000 shares of Series D Preferred Stock for subscription.

●	The Company issued 60,000 shares of Series D Preferred Stock for assets valued at $400,000.

●	The Company issued 100,000 shares of Series D Preferred Stock for investment in NameYourFee.com valued at $980,392.

●	58,600 shares of Series D Preferred Stock were retired.

●	1,000 shares of Series D Preferred Stock were issued from prior year receivable.

During the years ended February 28, 2015:

●	The Company entered a settlement agreement on January 16, 2015, with an accounts payable vendor by issuing 13,000 shares of Series D Preferred stock.

●	The Company issued 60,000 shares of Series D Preferred Stock to Pat LeVecchia, a Director of the Company.

●	94,720 shares of Series D Preferred Stock were converted into 1,320,535 shares of common stock of RealBiz Media Group, Inc. at the agreed upon conversion terms

Dividends in arrears on the outstanding Series D Preferred Stock shares total $138,188 and $1,200,820 as of February 29, 2016 and February 28, 2015, respectively. The Company had 132,156 and 838,800 Series D Preferred Stock shares issued and outstanding as of February 29, 2016 and February 28, 2015, respectively.

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

On May 2, 2012, the Board consented to (i) effect a 500-to-1 reverse split of the Company’s common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On June 26, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 5,000,000 shares to 500,000,000 shares.

On June 25, 2015, the Board consented to (i) effect a 1-to-50 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The unaudited consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

During the year ended February 29, 2016, the Company:

●	Sold 1,102,000 shares of common stock for $2,276,722 in proceeds in private transactions.

●	455,000 shares of common stock were issued for acquisitions valued at $1,188,001.

●	189,000 shares of common stock were issued as compensation for services valued at $1,019,384.

●	1,000,000 shares of common stock were issued for assets valued at $56,000.

●	1,096, 994 shares of preferred stock were converted in to 1,809,000 shares of common stock.

●	1,950,000 shares of common stock were issued for the conversion of debt valued at $8,138,169.

●	The Company filed an Amendment to its Articles of Incorporation and effected a 1-for-50 reverse stock split, reducing shares of common stock outstanding by 20,776,808.

F-34	Page

During the year ended February 28, 2015, the Company:

●	Received cash proceeds of $249,168 in consideration for the sale of 1,338,067 shares of common stock.

●	Received $51,781 in cash proceeds in connection with the exercise of common stock warrants to purchase 1,441,000 shares of common stock and issued 1,441,000 shares of common stock.

●	Issued 50,000 shares of common stock valued at $3,000 for consulting fees rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

●	Issued 700,000 shares of common stock in a partial conversion of a convertible promissory note valued at $382,000.

●	Recognized and measured the embedded beneficial conversion feature present in various convertible promissory notes by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital in the amount of $375,000. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

●	Modified certain warrants by renewing warrants that expired or extending their due dates. The effects of these modifications were analyzed according to ASC Topic 718-20-35-3 and the Company recorded a warrant modification expense of $17,202.

The Company had 6,686,540 and 422,167 shares issued and outstanding as of February 29, 2016 and February 28, 2015, respectively. As reported as of February 28, 2015, there were 21,108,347 shares of common stock issued and outstanding. The amount of 422,167 considers the 1-to-50 reverse split effected on June 25, 2015 of the 21,108,347 shares previously reported.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of February 29, 2016, and February 28, 2015, and changes in such warrants outstanding for the years ending February 29, 2016 and February 28, 2015:

	Warrants	Weighted Average Exercise
Outstanding, February 28, 2014	163,564	$1.23
Warrants granted	456,451	$0.03
Warrants exercised/forfeited/expired	(128,050)	$(1.02)
Outstanding, February 28, 2015	491,965	$1.26
Warrants granted	1,350,130	$1.02
Warrants exercised/forfeited/expired	(386,043)	$(0.90)
Outstanding, February 29, 2016	1,456,052	$1.56

Common stock issuable upon exercise of warrants	1,456,052	$1.56

F-35	Page

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 29, 2016	Weighted Average Exercise Price
$0.01	88,000	0.04	$0.01	88,000	$0.01
$0.50	355,900	1.68	$0.50	355,900	$0.05
$1.25	138,686	0.23	$1.25	138,686	$1.25
$1.50	540,000	0.77	$1.50	540,000	$1.50
$2.46	57,444	0.36	$2.46	57,444	$2.46
$2.50	76,000	0.98	$2.50	76,000	$2.50
$4.00	50,000	2.66	$4.00	50,000	$4.00
$5.00	150,000	0.65	$5.00	150,000	$5.00
$1,000.00	22	0.82	$1,000.00	22	$1,000.00
	1,456,052	0.94	$2.10	1,456,052	$2.10

At February 29, 2016, there were 1,456,052 warrants outstanding with a weighted average exercise price of $1.56 and weighted average life of 0.94 years.

As of February 29, 2016 and February 28, 2015, the warrants have an intrinsic value of $-0-.

Common Stock Options

On October 28, 2009, the shareholders approved the Monaker Group, Inc. (formerly known as Next 1Interactive, Inc.) 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting. Under the 2009 Plan, 9,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. In the fiscal year ending February 29, 2016 this plan was eliminated and the 4,050 ten (10) year stock options previously issued were cancelled. The options had an exercise price of $7.25 per share and an intrinsic value of $-0-.

Compensation expense relating to stock options granted during the years ended February 29, 2016 and February 28, 2015, was $-0- .

Our former subsidiary, RealBiz Media Group, Inc.

During the eight month period covering March 1, 2014 to October 31, 2014, the date of deconsolidation of our subsidiary (there was a significant increase in the non-controlling interest due to the following stock issuances in our subsidiary), RealBiz:

●	issued 6,115,490 shares and one (1) year warrants to purchase 2,614,611 shares of common stock with an exercise price between $0.10 and $1.25 and received $1,070,788 in proceeds.

●	issued 630,000 shares of common stock upon exercise of 630,000 common stock warrants and received $113,400 in proceeds.

●	issued 1,896,459 shares and one (1) year warrants to purchase 9,600 shares of common stock with an exercise price of $0.01 per share, in exchange for services rendered, consisting of financing and consulting fees incurred in raising capital valued at $320,878. The value of the common stock was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at date of grant using Black Scholes option pricing model with the following assumptions: risk free interest rate 0.13%, dividend yield of -0-%, volatility factor of 326.14% and expected life of one (1) year.

F-36	Page

●	issued 6,870,000 shares of its common stock valued at $738,250 upon the conversion of the holders of Monaker dual convertible Series B Preferred Stock shares. These shares of common stock were valued at the carrying value of the converted parent company Series B preferred shares.

●	issued 1,300,000 shares of its common stock valued at $738,250 upon the conversion of the holders of Monaker dual convertible Series C Preferred Stock shares. These shares of common stock were valued at the carrying value of the converted Monaker Series C Preferred Stock shares.

●	issued 1,120,555 shares of its common stock valued at $290,725 upon the conversion of the holders of Monaker dual convertible Series D Preferred Stock shares. These shares of common stock were valued at the carrying value of the converted Monaker Series D Preferred Stock shares.

●	issued 3,100,000 shares of common stock upon conversion of Monaker convertible promissory notes valued at $155,000.

●	issued 1,466,666 shares of common stock upon conversion of convertible promissory notes valued at $220,000.

●	issued on May 24, 2014, 2,000,000 shares of common stock as part of employment agreements in place with executives valued at $300,000. This was part of the ReachFactor Asset Purchase Agreement. The value of the common stock was based on the fair value of the stock at the time of issuance.

●	issued on May 24, 2014, 2,000,000 shares of common stock upon execution of an Asset Purchase Agreement with ReachFactor, Inc. pursuant to which RealBiz acquired substantially all of the assets of ReachFactor and RealBiz assumed certain liabilities of ReachFactor not to exceed $25,000. The value of the common stock was based on the fair value of the stock at the time of issuance and totaled $300,000.

●	authorized on May 5, 2014, by RealBiz’s board of directors, special warrant exercise pricing available to warrant holders of record as of May 5, 2014. The Board agreed to reduce the pricing on the warrants to $0.18 from their then current level of $1.00 to $1.25 for the month of May 2014 only. RealBiz evaluated the incremental value of the modified warrants, as compared to the original warrant value and concluding that modification expense incurred was immaterial and the modification expense not recorded.

●	issued 25,990,238 RealBiz Series A Preferred Stock shares to Monaker, based upon the “top up” provision in the certificates of designations of the RealBiz Series A Preferred Stock, valued at $5,196,720 and approved by RealBiz Board of Directors on May 15, 2014. The value was calculated based upon the closing price of the RealBiz’s common stock on May 15, 2014 of $0.20 per common share.

●	retired 53,198,347 shares of Series A Preferred Stock, at the cost of $1,287,082, based upon the original October 2, 2012 securities and purchase agreement between RealBiz and the Company for selling the Company’s real estate assets (i.e. RealBiz Media Group, Inc.) to RealBiz, which retirement was approved by the Board of Directors on May 15, 2014. This was based upon the issuances of RealBiz shares of common stock issued for conversion from Monaker preferred stock and convertible promissory notes.

●	issued on October 20, 2014, a two (2) year, 7.5% convertible promissory note maturing on October 19, 2014 to a non-related third party investor, valued at $150,000 and received $95,000 in cash proceeds net of $55,000 in loan origination fees included in the calculation of the debt discount. As an incentive, RealBiz issued warrants to purchase 300,000 shares of common stock to the holder with a two-year life and a relative fair value of approximately $14,760, at an exercise price of $0.17 per share included as part of the debt discount and included in stockholders’ equity. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate between 0.94% and 1.51%, dividend yield of -0-%, volatility factor between 115.05% and 124.65% and an expected life of 1.5 years.

All of the conversions of Monaker securities described above were accounted for as contributed capital.

F-37	Page

Note 16 - Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. The rent for the years ended February 29, 2016 and February 28, 2015 was $227,694 and $139,623, respectively.

Our future minimum rental payments through February 28, 2017 amount to $78,390.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2017	February 28, 2018	February 28, 2019 and thereafter	Totals
Leases	$90,008	$101,796	$88,159	$279,963
Other	40,640	—	—	40,640
Totals	$130,648	$101,796	$88,159	$320,603

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

On March 28, 2016, the Company was presented with a Demand for Arbitration, pursuant to Rule 4(a) of the American Arbitration Association Commercial Rules of Arbitration, whereby Acknew Investments, Inc. and Vice Regal Developments Inc. (Claimants) are arguing that $700,000 is due to them, even though they have already been paid said amounts through preferred shares that were issued as a guarantee and which Claimants converted into shares of common stock. In connection with the purchase of the stock of the entity that eventually became RealBiz Media Group, Inc. (RealBiz) that then and now constitutes significant operations of RealBiz, the Company issued 380,000 shares of Monaker Series D Preferred Stock shares with a value of $1,900,000, which was considered the $1,200,000 value of the stock portion of the purchase price, and was also meant to guaranty the payment of the balance of $700,000. The Company contends that the obligation to pay the $700,000 was extinguished with the conversion of the Monaker Series D Preferred Stock shares into shares of common stock. The date for arbitration has not been set and the Company will vehemently defend its position.

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the "Complaint"). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including 'account stated' and 'unjust enrichment'. In June 2016, we filed an Answer and Counterclaim to the Complaint (the "Counterclaim") denying RealBiz's allegations and claims and pleading affirmative defenses including 'failure to state a claim for which relief can be granted', 'set-off' rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), 'mistake or error', 'unclean hands', 'failure to state a claim', 'waiver', 'release', 'breach of contract' and 'rescission of letter addressing partial balance due' (confirming that a letter upon which RealBiz's case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney's fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including 'unjust enrichment' (we allege that the net amount due to us from RealBiz is between $5.8 million to $11.1 million dollars), 'money had and received', 'business disparagement', and 'breach of contract', and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney's fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. RealBiz has not yet answered or otherwise responded to the Counterclaim. We believe the claims asserted in the Complaint are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed.

The Company is unable to determine the estimate of the probable or reasonably possible loss or range of losses arising from the above legal proceedings.

F-38	Page

Note 17 – Business Segment Reporting

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

The Company has one operating segment consisting of various products and services related to its online marketplace of travel and related logistics including destination tours / activities, accommodation rental listings, hotel listings, air and car rental. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.

Note 18 – Fair Value Measurements

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

The hierarchy consists of three levels:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company did not have exposure to derivative liabilities or embedded conversion options as those instruments were repaid to the note-holder, converted to equity positions by the note-holder, or relinquished as part of the sale of Next 1 Network, Inc. (see Note 6 – Acquisitions and Disposals). The following table sets forth the liabilities as of February 29, 2016 and February 28, 2015, which were recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy.

F-39	Page

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

Fair Value Measurements at Reporting Date Using
Description	February 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded conversion option in convertible promissory note	$—	$—	$—	$—
Total	$—	$—	$—	$—

		Fair Value Measurements at Reporting Date Using
Description	February 28, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Embedded conversion option in convertible promissory note	$287,149	$-0-	$-0-	$287,149
Total	$287,149	$-0-	$-0-	$287,149

The following table sets forth a summary of changes in fair value of our derivative liabilities for the years ended February 29, 2016 and February 28, 2015:

	February 29, 2016	February 28, 2015
Beginning balance	$287,149	$1,355,613
Fair value of embedded conversion feature of:
Fair value above debt discount at issue date		80,240
Derivative liability expense at issue date	—	234,303
Change in fair value of embedded conversion feature of:

Preferred Series securities included in earnings	-0-	-0-
Retirement of securities	(287,149)
Gain on change in fair value of derivatives	—	(1,077,787)
	—	592,369
Less: effect of deconsolidation of subsidiary	—	305,220

Ending balance	$—	$287,149

The Company has -0- convertible promissory notes that include embedded conversion options at February 29, 2016 and the Company had six (6) convertible promissory notes out of eighteen (18) that include embedded conversion options, creating a derivative liability of $287,149, at February 28, 2015.

F-40	Page

Note 19 – Income Taxes

Monaker follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

The provision for income taxes consists of the following components for the years ended February 29, 2016 and February 28, 2015:

	2016	2015
Current	$—	$—
Deferred	—	—
	$—	$—

The components of deferred income tax assets and liabilities for the years ended February 29, 2016 and February 28, 2015, are as follows:

	2016	2015
Net operating loss carry-forwards	$22,261,904	$20,665,167
Equity based compensation	4,329,000	4,329,000
Total deferred assets	26,590,904	24,994,167
Amortization and impairment of intangibles	64,770	(796,000)
Valuation allowance	(26,655,674)	(24,198,167)
	$—	$—

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 29, 2016 and February 28, 2015 were computed by applying the federal and state statutory corporate tax rates as follows:

	2016	2015
Statutory Federal income tax rate	-35%	-35%
State taxes, net of Federal	-4%	-4%
Permanent difference	13%	-995%
Change in valuation allowance	26%	1,034%
	0%	0%

The valuation allowance has increased by approximately $2.5 million for fiscal year end 2016 primarily as a result of a current year operating loss.

The net operating loss (“NOL”) carry-forward balance as of February 29, 2016 is approximately $57 million expiring between 2025 and 2036. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, Management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets net of deferred tax liabilities of $1,888,000. The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

F-41	Page

At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 29, 2016.

Note 20 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended February 29, 2016:
Basic earnings (losses)	$(8,412,127)	6,766,701	$(1.24)
Effect of dilutive securities	—	5,637,538	—
Dilutive earnings	$(8,412,127)	12,404,239	$(0.68)
For the year ended February 28, 2015:
Basic earnings	$1,546,459	20,535,379	$0.08
Interest expense from convertible debt	574,046	324,731,862	—
Effect of dilutive securities	—	345,267,241	—

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

Note 21 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On March 28, 2016, the Company was presented with a Demand for Arbitration whereby Acknew Investments, Inc. and Vice Regal Developments Inc. (Claimants) are arguing that $700,000 is due to them, even though they have already been paid said amounts through preferred shares that were issued as a guarantee and which Claimants converted into shares of common stock. In connection with the purchase of the stock of the entity that eventually became RealBiz Media Group, Inc., (RealBiz) that then and now constitutes significant operations of RealBiz, the Company issued 380,000 shares of Monaker Series D Preferred Stock shares with a value of $1,900,000, which was considered the $1,200,000 value of the stock portion of the purchase price, and was also meant to guaranty the payment of the balance of $700,000. The Company contends that the obligation to pay the $700,000 was extinguished with the conversion of the Monaker Series D Preferred Stock shares into shares of common stock. The date for arbitration has not been set and the Company will vehemently defend its position.

Messrs. Don Monaco, Pat LaVecchia, Douglas Checkeris and William Kerby who represent all of the members of the Board of Directors of Monaker resigned as directors of RealBiz effective Monday April 11, 2016.

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the "Complaint"). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including 'account stated' and 'unjust enrichment'. In June 2016, we filed an Answer and Counterclaim to the Complaint (the "Counterclaim") denying RealBiz's allegations and claims and pleading affirmative defenses including 'failure to state a claim for which relief can be granted', 'set-off' rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), 'mistake or error', 'unclean hands', 'failure to state a claim', 'waiver', 'release', 'breach of contract' and 'rescission of letter addressing partial balance due' (confirming that a letter upon which RealBiz's case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney's fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including 'unjust enrichment' (we allege that the net amount due to us from RealBiz is between $5.8 million to $11.1 million dollars), 'money had and received', 'business disparagement', and 'breach of contract', and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney's fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. RealBiz has not yet answered or otherwise responded to the Counterclaim. We believe the claims asserted in the Complaint are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed.

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of note is due on June 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by August 14, 2018).

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are due on June 15, 2017. Amounts borrowed under the line of credit are planned to be used for marketing initiatives, working capital and to repay $300,000 previously borrowed from the Donald P. Monaco Insurance Trust, of which Donald Monaco, a Director of the Company, is the Trustee. The loan contains standard and customary events of default. On June 16, 2016, we borrowed $450,000 under the line of credit.

F-42	Page

Additionally, Monaker:

●	On March 7, 2016, Monaker sold 4,000 shares of common stock and warrants to purchase 8,000 shares of common stock, with cashless exercise rights, expiring March 1, 2017 with an exercise price of $1.50, for $10,000. Additionally, Monaker granted a special exchange common stock warrant to purchase 8,000 shares of common stock expiring April 10, 2016, with an exercise price of $0.25 per share .
●	On March 8, 2016, Monaker sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of the Company’s common stock, with an exercise price of $0.25 per share, for $25,000.
●	On March 9, 2016, sold 24,000 shares of common stock and warrants to purchase 24,000 shares of common stock, with cashless exercise rights, expiring March 1, 2017 with an exercise price of $1.50, for $60,000. Additionally, Monaker granted a special exchange warrant to purchase 24,000 shares of the Company’s common stock expiring April 10, 2016, with an exercise price of $0.25 per share.
●	On March 15, 2016, Monaker sold 48,000 shares of common stock and special exchange common stock warrants to purchase 96,000 shares of common stock, expiring April 10, 2016, with an exercise price of $0.25 of the Company common stock, for $120,000.
●	On March 21, 2016, Monaker sold 24,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 48,000 shares of common stock, with an exercise price of $0.25 per share , for $60,000.
●	On March 23, 2016, Monaker sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of common stock, with an exercise price of $0.25 of the Company common stock, for $25,000.
●	On March 23, 2016, Monaker sold 20,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 40,000 shares of common stock, with an exercise price of $0.25 of the Company common stock, for $50,000.
●	On March 30, 2016, Monaker issued 15,000 shares of common stock, valued at $30,000, for consulting services.
●	On March 31, 2016, Monaker received $5,000 in proceeds and issued 20,000 shares of common stock in connection with a warrant exercise for $.25 per share.
●	On April 5, 2016, Monaker received $2,000 in proceeds and issued 8,000 shares of common stock in connection with a warrant exercise for $.25 per share.
●	On April 11, 2016, Monaker sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of common stock, with an exercise price of $0.25 of the Company common stock, for $25,000.
●	On April 12, 2016, converted 35,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $250 conversion price), into 70,000 shares of common stock at $2.50/share, valued at $175,000.
●	On April 12, 2016, Monaker converted $10,000 owed on a promissory note into 20,000 shares of common stock at $0.50 per share, the contractual rate.
●	On April 15, 2016, Monaker converted 5,000 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 10,000 shares of common stock at $2.50/share, valued at $25,000.
●	On April 20, 2016, Monaker issued 10,000 shares of common stock, valued at $25,000, for payment due in 90 days per consulting agreement terms.
●	On April 20, 2016, Monaker converted $4,000 owed on a promissory note into 10,000 shares of common stock at $0.40 per share, at the contractual rate.
●	On April 20, 2016, Monaker received $20,000 in proceeds and issued 8,000 shares of common stock and 16,000 cashless common stock warrants expiring May 19, 2016 with an exercise price of $0.01 per share.
●	On April 25, 2016, Monaker converted 10,000 shares of Series D Preferred Stock shares into 20,000 shares of common stock at $2.50/share, valued at $50,000.
●	On April 25, 2016, Monaker received $15,000 in proceeds and issued 6,000 shares of common stock and 12,000 cashless common stock warrants expiring May 24, 2016 with an exercise price of $0.01 per share.

F-43	Page

●	On April 27, 2016, Monaker received $12,500 in proceeds and issued 5,000 shares of common stock and 10,000 cashless common stock warrants expiring May 26, 2016 with an exercise price of $0.01 per share.
●	On April 27, 2016, Monaker received $300,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, a Director of the Company, and issued 200,000 shares of common stock via a warrant exercise for $1.50 per share.
●	On April 27, 2016, Monaker received $120 in proceeds and issued 12,000 shares of common stock via a warrant exercise for $.01 per share.
●	On May 3, 2016, Monaker issued 7,328 shares of common stock, valued at $18,320, and warrants to purchase 6,208 shares of common stock with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50 per share. Additionally special exchange common stock warrants to purchase 3,008 shares of common stock were granted, expiring April 10, 2016, with an exercise price of $0.25 per share, for payment due per consulting agreement.
●	On May 3, 2016, Monaker issued 9,600 shares of common stock and warrants to purchase 9,600 shares of common stock with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50 per share. Additionally special exchange common stock warrants to purchase 9,600 shares of common stock were issued, expiring April 10, 2016, with an exercise price of $0.25 per share, for consulting services valued at $24,000.
●	On May 3, 2016, Monaker issued 14,453 common stock, in connection with a warrant exercise for consulting services valued at $3,920.
●	On May 3, 2016, Monaker received $6,000 in proceeds and issued 24,000 shares of common stock in connection with a warrant exercise for $.25 per share.
●	On May 5, 2016, Monaker received $5,000 in proceeds and issued 20,000 shares of common stock in connection with a warrant exercise for $.25 per share.
●	On May 9, 2016, Monaker received $100 in proceeds and issued 10,000 shares of common stock in connection with a warrant exercise for $.01 per share.
●	On May 17, 2016, Monaker received $25,000 in proceeds and issued 10,000 shares of common stock and warrants to purchase 20,000 shares of common stock with cashless exercise rights, expiring June 10, 2016, with an exercise price of $0.01 per share.

•	On June 1, 2016 Monaker converted 5,000 shares of Series B Preferred Stock and 4,000 Series C Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred shareholders and Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price and the Series D Preferred stock stated $12.50 conversion price), into 18,000 shares of common stock at $2.50/share, valued at $45,000.
•	On April 27, 2016 Monaker received $15,000 in proceeds and issued 6,000 shares of common stock and 12,000 cashless common stock exercise rights, expiring May 26, 2016 with an exercise price of $0.01 per share.
•	On June 1, 2016 Monaker issued 30,374 common stock in connection with the acquisition of a platform asset valued at $65,000.
•	On June 2, 2016 Monaker issued 2,667 shares of common stock and warrants to purchase 3,200 shares of common stock with cashless exercise rights, expiring July 1, 2016, with an exercise price of $0.01 per share.
•	On June 3, 2016 Monaker received $10,000 in proceeds and issued 4,000 shares of common stock and 8,000 cashless common stock warrants expiring July 2, 2016 with an exercise price of $0.25.
•	On June 1, 2016 Monaker received $90,000 in proceeds from Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 60,000 common shares in connection with a partial warrant exercise for $1.50 per share.
•	On May 21, 2016 Monaker received $160 in proceeds and issued 16,000 common shares in connection with a warrant exercise for $0.01 per share.
•	On June 7, 2016 Monaker issued 4,305 common shares in connection with a cashless warrant exercise.
•	On June 13, 2016 Monaker converted $75,000 owed on a promissory note into 30,000 shares of common stock at $2.50 per share.
•	On June 2, 2016, Monaker Group, Inc. (the “Company”) borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note”) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note may be prepaid in whole or in part at any time, without penalty or premium.

F-44	Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2016		MONAKER GROUP, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 23, 2016
William Kerby	(Principal Executive Officer)

/s/ Omar Jimenez	Chief Financial Officer and Chief Operating Officer	June 23, 2016
Omar Jimenez	(Principal Financial and Accounting Officer)

/s/ Pat LaVecchia	Director	June 23, 2016
Pat LaVecchia

/s/ Don Monaco	Director	June 23, 2016
Don Monaco

/s/ Doug Checkeris	Director	June 23, 2016
Doug Checkeris

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006, and incorporated by reference herein)

3.2	Amendment to the Articles of Incorporation (as filed as Exhibit 3.1.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009, and incorporated by reference herein)

3.3	Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177), filed on March 12, 2009, and incorporated by reference herein) (SEC File No. 000-52669)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Next 1 Interactive, Inc., (as filed as Exhibit 3.6 to the Company’s Annual Report on Form 10-K on June 13, 2013, and incorporated by reference herein) (SEC File No. 000-52669)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Next 1 Interactive, Inc., (as filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K on June 13, 2013, and incorporated by reference herein) (SEC File No. 000-52669, and incorporated by reference herein)

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Next 1 Interactive, Inc., (as filed as Exhibit 3.8 to the Company’s Annual Report on Form 10-K on June 13, 2013, and incorporated by reference herein) (SEC File No. 000-52669)

3.7	Amendment to Certificate of Designation of Series C Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2014, and incorporated by reference herein) (SEC File No. 000-52669)

3.8	Amendment to Certificate of Designation of Series D Convertible Preferred Stock of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 9, 2014, and incorporated by reference herein) (SEC File No. 000-52669)

3.9	On June 22, 2015, Next 1 Interactive, Inc. (the “Company”) filed an Amendment to its Articles of Incorporation (the “Amendment”) to change the name of the Company to Monaker Group, Inc. and affect a 1-for-50 reverse stock split (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K Filed June 25, 2015, and incorporated by reference herein) (SEC File No. 000-52669)

3.10	Bylaws of Next 1 Interactive, Inc. (as filed as Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (SEC File No. 333-136630), filed on August 14, 2006, and incorporated by reference herein)

3.11	Bylaws of Extraordinary Vacations USA, Inc. (as filed as Exhibit 3.2.2 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-154177) filed on March 12, 2009)

4.1	$3,000,000 Zero Coupon Debenture (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2009) (SEC File No. 000-52669, and incorporated by reference herein)

4.2	Common Stock Purchase Warrant, issued October 26, 2010, in favor of Lincoln Park Capital Fund, LLC (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010, and incorporated by reference herein) (SEC File No. 000-52669)

4.3	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on September 2, 2010, and incorporated by reference herein) (SEC File No. 000-52669)

4.4	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 10, 2010) (SEC File No. 000-52669, and incorporated by reference herein)

4.5	Note Amendment between the Company and Mark Wilton dated February 24, 2014 (as filed as Exhibit 4.1 to Form 8-K on February 27, 2014, and incorporated by reference herein) (SEC File No. 000-52669, and incorporated by reference herein)

4.6	Note Amendment between the Company and Mark Wilton dated May 15, 2015 (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K Filed May 21, 2015, and incorporated by reference herein) (SEC File No. 000-52669)

4.7	Note Amendment between the Company and Mark Wilton dated February 29, 2016

10.1(1)	Agreement and Plan of Merger, dated October 26, 2015 by and between Monaker Group Inc., AOV Holdings, Inc. and AlwaysOnVacation, Inc.

10.2(1)	Intellectual Property License to Corporation by Licensor, dated November 25, 2015 by and among Monaker Group, Inc. and CJ Software, Inc.

10.3(1)	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.

10.4(1)	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.

10.5(1)	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.

10.6(1)	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.

10.7(1)	Deed of Settlement, dated February 26, 2016, by and between Ryanair Limited and AlwaysOnVacation, Inc.

10.8(1)	Settlement Agreement Televisual Media Holdings, LLC and Monaker Group, Inc date May 24, 2015

10.9(1)	Membership Interest Purchase Agreement dated May 16, 2016, by and between Jasper Group Holdings, Inc. and Monaker Group, Inc.

10.10(1)	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystall Falls Investments, LLC

10.11(1)	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.

14.1	Code of Ethics (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009, and incorporated by reference herein)

14.2	Code of Business Conduct (as filed on the Company’s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-154177) filed on March 12, 2009, and incorporated by reference herein)

21.1(1)	Subsidiaries

31.1(1)	Certification of the Registrant’s Principal Executive Officer pursuant to Rule 15d-14, under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016

31.2(1)	Certification of the Registrant’s Principal Financial Officer pursuant to Rule 15d-14, under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016

32.1(2)	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.DEF	XBRL Definition Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Presentation Linkbase Document(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.