Form 10-Q/A
period 2015-05-31
Monaker Group, Inc.
filed 2016-07-20
CIK 1372183

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

Explanatory Note

The Registrant has prepared this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended May 31, 2015, as filed with the Securities and Exchange Commission on August 7, 2015 (the “Original Filing”), to correct certain errors related to the Registrant’s accounting treatment with its deconsolidated affiliate (RealBiz Media Group, Inc.) which were identified in June of 2016, in connection with the preparation of the Registrant’s consolidated annual financial statements for the fiscal year ended February 29, 2016 and the resulting restatement of its financial statements included in the Original Filing. See Note 2 in the unaudited consolidated financial statements included herewith for more information. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Due to the error, as further described below, and based upon the recommendation of management, the Registrant’s Board of Directors determined on May 31, 2016 that the Registrant’s previously issued audited financial statements should no longer be relied upon. As a result of the foregoing, the Registrant has previously restated its consolidated financial statements for the fiscal year ended February 28, 2015, and will be restating its consolidated financial statements for the first three quarterly periods of the fiscal year ended February 29, 2016, including the quarter ended May 31, 2015, included herein.

Except for the restated financial statements included herein; additional language added to Note 1 of the consolidated unaudited financial statements included herein (the “Financial Statements”) under “Principles of Consolidation”; new Note 2 to the Financial Statements; updates to the numbering of the other footnotes in the Financial Statements in connection with the addition of Note 2; updates to the “Results of Operations” section of this filing to correspond to the restated Financial Statements; and other minor changes and updates throughout this filing, this Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

This Amendment replaces and supersedes the Original Filing and readers should disregard the Original Filing in its entirety.

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	(Restated)	(Restated)
	May 31,	February 28,
	2015	2015

Assets
Current Assets
Cash	$96,778	$226,412
Note receivable	15,000	15,000
Prepaid expenses and other current assets	118,824	68,159
Security deposits	13,206	13,206
Total current assets	243,808	322,777

Investments	56,000	—
Dividends receivable	881,587	881,587
Website development costs and intangible assets, net	1,476,345	189,235
Total assets	$2,657,740	$1,393,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,617,539	$2,387,833
Other current liabilities	132,378	139,750
Due to affiliates	—	—
Derivative liabilities - convertible promissory notes	320,410	287,149
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	721,683	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	1,025,000
Other advances	125,000	68,000
Other notes payable	120,000	120,000
Shareholder loans	379,000	379,000
Notes payable	924,072	924,072
Total current liabilities	6,365,082	12,159,190
Convertible notes payable - long term, net of discount of $-0- and $-0-, respectively	2,971,703	—
Total liabilities	9,336,785	12,159,190

Stockholders’ Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,884,611 and 2,216,014 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	18,846	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 262,200 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 221,000 and 217,600 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	2	2
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 982,800 and 838,800 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	10	8
Common stock, $.00001 par value; 500,000,000 shares authorized; 1,179,667 and 422,167 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	12	211
Additional paid-in-capital	84,402,240	78,228,898
Stock subscription receivable	(5,000)	(5,000)
	84,416,113	78,246,282
Accumulated deficit	(91,575,550)	(89,011,873)
Total Monaker Group, Inc. stockholders’ deficit	(7,159,437)	(10,765,591)
Noncontrolling interest	480,392	—
Total stockholders’ deficit	(6,679,045)	(10,765,591)
Total liabilities and stockholders’ deficit	$2,657,740	$1,393,599

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

For the three months ended

	(Restated)
	May 31,	May 31,
	2015	2014

Revenues
Travel and commission revenues	$336,093	$90,156
Real estate media revenue	—	254,801
Total revenues	336,093	344,957

Operating expenses
Cost of revenues	72,394	61,623
Technology and development	18,282	347,475
Salaries and benefits	288,478	581,871
Selling and promotions expense	116	129,903
General and administrative	248,049	804,971
Total operating expenses	627,319	1,925,843

Operating loss	(291,226)	(1,580,886)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(2,014,373)	(241,535)
Loss on conversion of debt	(224,000)	—
Gain (loss) on change in fair value of derivatives	(33,261)	1,115,797
Other income (expense)	(817)	160,336
Total other income (expense)	(2,272,451)	1,034,598

Net loss	(2,563,677)	(546,288)

Net loss attributable to the noncontrolling interest	—	376,637

Net loss attributable to Monaker Group, Inc.	$(2,563,677)	$(169,651)

Preferred Stock Dividend	—	(1,291)

Net loss attributable to Common Shareholders	$(2,563,677)	$(170,942)

Weighted average number of common shares outstanding	$583,330	$395,555

Basic and diluted net loss per share	$(4.39)	$(0.43)

Comprehensive loss:
Unrealized income(loss) on currency translation adjustment	—	(9,353)
Comprehensive loss	$(2,563,677)	$(180,295)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the three months ended

	(Restated)
	May 31,	May 31,
	2015	2014
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(2,563,677)	$(169,651)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	—	(376,637)
Amortization of intangibles and depreciation	18,282	449,466
Amortization of debt discount	—	69,394
Stock based compensation and consulting fees	75,913	55,143
Loss on inducements to convert included in interest expense	1,656,418	—
Loss on debt conversion	224,000	—
Loss (gain) on change in fair value of derivatives	33,261	(1,115,797)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	9,190
Decrease (increase) in prepaid expenses and other current assets	(50,665)	17,854
Increase in accounts payable and accrued expenses	229,706	226,938
Increase (decrease) in other current liabilities	(7,372)	22,968
Net cash provided by (used in) operating activities	(384,134)	(811,132)

Cash flows from investing activities:
Investment in majority owned subsidiary	75,000	—
Payments related to website development costs	—	(24,122)
Payments for computer equipment	—	(1,176)
Net cash used in investing activities	75,000	(25,298)

Cash flows from financing activities:
Proceeds from convertible promissory notes	—	25,000
Principal payments against convertible promissory notes	(20,000)	—
Principal payments of other notes payable	—	(37,779)
Proceeds from advances	57,000	—
Proceeds from issuance of series C preferred shares	10,000	—
Proceeds received in advance subscriptions	—	200,000
Proceeds from the issuance of common stock	132,500	378,088
Proceeds from the exercise of common stock warrants	—	154,680
Proceeds from the collection of stock subscription receivable	—	48,380
Net cash provided by financing activities	179,500	768,369

Effect of exchange rate changes on cash	—	9,353

Net decrease in cash	(129,634)	(58,708)

Cash at beginning of period	226,412	117,818

Cash at end of period	$96,778	$59,110

Supplemental disclosure:
Cash paid for interest	$225,802	$70,298

Supplemental disclosure of non-cash investing and financing activity:

Shares/warrants issued for conversions of debt to equity	$3,115,000	$7,000

Common stock for investment	$56,000	$—

Series D Preferred for assets	$400,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. (“Monaker” or the “Company”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through their Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and expects to be accelerating its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

(1)	Travel – which encompasses Maupintour (one of the oldest luxury tour operators in the United States) and NextTrip.com/Voyage.tv, a video and media website with thousands of hours of travel footage.
(2)	Employment – the NameYourFee.com website which allows recruiters to expand their reach of candidates to potential employers.
(3)	Home – via its Home & Away Club loyalty program and minority interest in Realbiz Media Group, Inc. (“RealBiz”)

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

Interim Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

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

At February 28, 2014, the Company owned a 61% interest in RealBiz Media Group, Inc. (“RealBiz”), which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% in RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated. The 69% non-controlling interest in RealBiz at May 31, 2015 is represented by 1,009,762 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 107,311,301 shares of RealBiz common stock issued and outstanding as of May 31, 2015. The shares of RealBiz Series A Preferred Stock and common stock have been written down to zero ($0) to reflect the realizable value of this investment. In addition, the Company is owed in excess of $5.8 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefit of or on behalf of RealBiz. The net receivable from RealBiz has been written down to zero ($0) to reflect the net realizable value of the asset.

Noncontrolling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. After the deconsolidation of RealBiz, as described in the following paragraph, there were no controlling interests in any of the Company’s remaining subsidiaries until the Company consolidated the Name Your Fee, LLC in the three months ended May 31, 2015. Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee, which is presumed to be the case when the Company holds 20% to 50% of the voting stock of, or can otherwise demonstrate significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is considered to be permanently impaired.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company’s allowance for doubtful accounts was $-0- and $-0- at May 31, 2015 and February 28, 2015, respectively.

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
5,522,580

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the three months ended May 31, 2015 and 2014, was $116 and $129,903, respectively.

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

The Company follows the provisions of the ASC 740-10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

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

Note 2 – Restatement of Previously Issued Financial Statements

Background

In June 2016, in connection with the preparation of the Company’s consolidated annual financial statements for the fiscal year ended February 29, 2016, certain errors related to the Company’s accounting treatment with its deconsolidated affiliate relating to amounts due to affiliates were identified.

Due to these errors, as further described below, and based upon the recommendation of management, the Company’s Board of Directors determined on June 15, 2016 that the Company’s previously issued audited financial statements for the year ended February 28, 2015, should no longer be relied upon. As a result of the foregoing, the Company has restated its consolidated financial statements for the fiscal year ended February 28, 2015, and will be restating its consolidated financial statements for the first three quarterly periods of the fiscal year ended February 29, 2016.

Accounting Adjustments

The following is a discussion of the significant accounting adjustments that were made to the Company’s historical consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	As Previously Reported May 31, 2015	Restatement / Adjustment	As Restated May 31, 2015
Assets
Current Assets
Cash	$96,778		$96,778
Notes receivable	15,000		15,000
Prepaid expenses and other current assets	132,030	(13,206)	118,824
Security deposits	—	13,206	13,206
Total current assets	243,808		243,808
Investments	5,243,566	(5,187,566)	56,000
Dividends receivable	881,587		881,587
Property and equipment, net	—		—
Website development costs and intangible assets, net	1,076,345	400,000	1,476,345
Total assets	$7,445,306	(4,787,566)	$2,657,740

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,617,539		$2,617,539
Other current liabilities	132,378		132,378
Due to affiliates	935,408	(935,408)	—
Derivative liabilities - convertible promissory notes	320,410		320,410
Convertible promissory notes, net of discount of $-0- and -$-0-, respectively	721,683		721,683
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000		1,025,000
Other advances	125,000		125,000
Other notes payable	120,000		120,000
Shareholder loans	379,000		379,000
Notes payable	924,072		924,072
Total current liabilities	7,300,490	(935,408)	6,365,082
Convertible notes payable – long term, net of discount of $-0- and $-0-, respectively	2,971,703		2,971,703
Total liabilities	10,272,193	(935,408)	9,336,785

Stockholders’ Deficit
Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; 1,884,611 and 2,216,014 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	18,846		18,846
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 262,200 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	3		3
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 221,000 and 217,600 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	2		2
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 982,800 and 838,800 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	10		10
Common stock, $.00001 par value; 500,000,000 shares authorized; 1,179,667 and 442,167 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	12		12
Additional paid-in-capital	85,481,426	(1,079,186)	84,402,240
Stock subscription receivable	(5,000)		(5,000)
	85,495,299	(1,079,186)	84,416,113
Accumulated other comprehensive income	—		—
Accumulated deficit	(88,802,578)	(2,772,972)	(91,575,550)
Total Monaker Group, Inc. stockholders’ deficit	(3,307,279)	(3,852,158)	(7,159,437)
Noncontrolling interest	480,392		480,392
Total stockholders’ deficit	(2,826,887)	(3,852,158)	(6,679,045)
Total liabilities and stockholders’ deficit	$7,445,306	(4,787,566)	$2,657,740

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the period ended

	As Previously Reported May 31, 2015	Restatement/ Adjustment	As Restated May 31, 2015
Revenues
Travel and commission revenues	$336,093		$336,093
Real estate media revenue	—		—
Total revenues	336,093		336,093

Operating expenses
Cost of revenues	72,394		72,394
Technology and development	18,282		18,282
Salaries and benefits	288,478		288,478
Selling and promotions expense	116		116
General and administrative	248,049		248,049
Total operating expenses	627,319		627,319

Operating loss	(291,226)		(291,226)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(1,831,226)	(183,147)	(2,014,373)
Loss on conversion of debt	(224,000)		(224,000)
Gain (loss) on change in fair value of derivatives	(33,261)		(33,261)
Loss from proportionate share of investment in unconsolidated affiliate	(343,431)	343,431	—
Other income	(817)		(817)
Total other income (expense)	(2,432,735)	160,284	(2,272,451)

Net loss	(2,723,961)	160,284	(2,563,677)
Net loss attributable to the noncontrolling interest	—		—

Net loss attributable to Monaker Group, Inc.	$(2,723,961)	160,284	$(2,563,677)

Preferred Stock Dividend	—		—

Net loss attributable to Common Shareholders	$(2,723,961)	160,284	$(2,563,677)
Weighted average number of common shares outstanding	583,330		583,330
Basic and diluted net loss per share	$(4.67)	.28	$(4.39)
Comprehensive income (loss):
Unrealized income (loss) on currency translation adjustment	—		—
Comprehensive loss	$(2,723,961)	160,284	$(2,563,677)

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the period ended

	As Previously Reported May 31, 2015	Restatement / Adjustment	As Restated May 31, 2015
Cash flows from operating activities:
Net income (loss) applicable to Monaker Group, Inc.	$(2,723,961)	160,284	$(2,563,677)
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	—
Loss on proportionate share of investment in unconsolidated affiliate	343,431	(343,431)	—
Amortization of intangibles and depreciation	18,282		18,282
Amortization of debt discount	—		—
Stock based compensation and consulting fees	75,913		75,913
Loss on inducements to convert included in interest expense	1,656,418		1,656,418
Loss on debt conversion	224,000		224,000
Loss (gain) on change in fair value of derivatives	33,261		33,261
Changes in operating assets and liabilities:
Decrease in accounts receivable	—		—
Decrease (increase) in prepaid expenses and other current assets	24,335	(75,000)	(50,665)
Decrease in due to/from affiliates	(283,647)	283,647	—
Increase in accounts payable and accrued expenses	229,706		229,706
Increase (decrease) in other current liabilities	75,128	(82,500)	(7,372)
Net cash used in operating activities	(327,134)	(57,000)	(384,134)

Cash flows from investing activities:
Investment in majority owned subsidiary	—	75,000	75,000
Payments related to website development costs	—		—
Payments for computer equipment	—		—
Net cash used in investing activities	—	75,000	75,000

Cash flows from financing activities:
Proceeds from convertible promissory notes	—		—
Principal payments against convertible promissory notes	(20,000)		(20,000)
Principal payments of other notes payable	—		—
Proceeds from advances	75,000	(18,000)	57,000
Proceeds from issuance of series C preferred shares	10,000		10,000
Proceeds received in advance subscriptions	—		—
Proceeds from issuance of common stock	132,500		132,500
Proceeds from exercise of common stock warrants	—		—
Proceeds from the collection of stock subscription receivable	—		—
Net cash provided by financing activities	197,500	(18,000)	179,500

Effect of exchange rate changes on cash	—		—

Net decrease in cash	(129,634)		(129,634)

Cash at beginning of period	226,412		226,412

Cash at end of period	$96,778		$96,778

Note 3 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $91,575,550, a working capital deficit of $6,121,274 at May 31, 2015, a net loss for the three months ended May 31, 2015 of $2,563,677 and cash used in operations during the three months ended May 31, 2015 of $384,134. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which should increase value to advertisers and result in higher advertising rates and revenues.

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

Note 4 – Note Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six (6%) percent promissory note. The entire principal balance of this note, together with all accrued and unpaid interest, is due and payable on December 31, 2015.

Note 5 – Investment in Equity Instruments and Deconsolidation

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

On October 31, 2014 (“Deconsolidation Date”), Monaker and RealBiz deconsolidated their financial statements since the investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz common shares. The financial statements as of February 28, 2015 include consolidated balances of RealBiz through October 31, 2014. During the three months ended May 31, 2015, Monaker recorded our allocated portions totaling $-0- of RealBiz’s net loss of $1,094,184. Monaker continues to own RealBiz Preferred Series A stock and, through May 31, 2015, although the two companies shared similar Officers, Board Directors and accounting staff, the companies are operating independently. Monaker also licenses software code from RealBiz.

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

Note 6 – Property and Equipment

At May 31, 2015, the Company did not have any property and equipment.

Note 7 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of May 31, 2015:

	May 31, 2015
	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value

Website platform	3.8 years	$400,000	$—	$400,000
Website development costs	1.0 years	635,755	626,340	9,415
H & A Club Portal	2.9 years	181,730	20,192	161,538
Name Your Fee Website (not placed in service)	3.0 years	905,392	—	905,392
		$2,122,877	$646,532	$1,476,345

On May 14, 2015, the Company signed a Joint Venture Agreement with the Jasper Group Holdings, Inc. for the limited purpose of utilizing and developing the NameYourFee.com website and in such other businesses as the Partners may agree upon in writing. The Company received 51% capital interest and 50% of the future profits and issued 100,000 of its Series D Preferred Stock at a value of $500,000, based on its stated value of $5 per share. Upon the consolidation of Name Your Fee, LLC entity for the three months ended May 31, 2015, the Company has capitalized $905,392 of costs associated with the Name Your Fee employment website that has not been placed into service.

Note 8 – Accounts Payable and Accrued Expenses and Other Current Liabilities

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

Non-Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The Company received $75,000 in advances during the three months ended May 31, 2015 and the remaining principal balance as of May 31, 2015 totaled $125,000.

Note 12 – Shareholder Loans

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

	May 31, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$6,828,386	$1,025,000	$7,853,386
Additions:
Proceeds received from note issuances	—	—	—
Fees	—	—	—
	—	—	—

Subtractions:
Conversion to common shares	3,115,000	—	3,115,000
Principal repayments	20,000	—	20,000
	3,135,000	—	3,135,000
Ending balance	$3,693,386	$1,025,000	$4,718,386

Carrying Value
Total convertible promissory notes	$3,693,386	$1,025,000	$4,718,386
Less: current portion	721,683	1,025,000	1,746,683
Long term portion	$2,971,703	$—	$2,971,703
Principal past due and in default	$444,101	$—	$444,101

During the three months ended May 31, 2015, the Company:

•	During the three months ended May 31, 2015 and 2014, the Company recorded debt amortization expense in the amount of $-0- and $69,394, respectively.

•	executed a conversion of $15,000 of principal into 30,000 shares of the Company’s common stock.

•	issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

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

During the three months ended May 31, 2015, the Company:

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

During the three months ended May 31, 2015, the Company:

•	issued 15,000 shares of Series B Preferred for compensation valued at $73,138.

•	converted 20,000 shares of Series B Preferred stock into RealBiz, upon investor’s request, issuing 2,000,0000 shares of RealBiz Media Group, Inc. common stock with a total carrying value of $100,000.

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

During the three months ended May 31, 2015, the Company:

•	issued 60,000 shares of Series D Preferred stock for the benefit of an Asset Purchase Agreement the Company assigned to its former subsidiary, RealBiz, valued at $400,000. The value assigned to the asset purchase agreement was based upon the fair market value of RealBiz’s common stock on the date of the agreement as if all 60,000 shares were converted to RBIZ common stock.

•	issued 100,000 shares of Series D Preferred stock for the benefit of a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida Limited Liability Company called Name Your Fee, LLC. As stated in the agreement, ownership of the Company will be 51% Monaker Group, Inc. (“Monaker”) f/k/a Next 1 Interactive, Inc. and 49% Jasper. Monaker will issue to Jasper 100,000 Preferred Series D shares at a stated value of $5 per share for a total of $500,000 as its contribution. Jasper is contributing $75,000, advancing $75,000 to RealBiz Media Group, Inc., (a former subsidiary of Monaker Group, Inc.) and the assets of the website (Name Your Fee) together with associated technology.

•	Converted 52,000 shares of Series D Preferred stock, upon investor request, into 530,280 shares of RealBiz Media Group, Inc. with a carrying value of $80,000.

•	issued 35,000 shares of Series D Preferred stock for subscription.

•	issued 1,000 shares of Series D Preferred stock from a prior year receivable.

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

During the three months ended May 31, 2015, the Company:

•	issued 106,000 shares of its common stock along with 106,000 one year warrants with an exercise price of $12.50 for cash proceeds of $132,500.

•	issued 30,000 shares of its common stock in satisfaction of $15,000 in principal of convertible promissory notes in accordance with the terms of the notes.

•	issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

•	issued 20,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. (“Launch 360), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	issued 1,500 shares of its common stock valued at $2,775 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	filed an Amendment to its Articles of Incorporation (the “Amendment”) to change the name of the Company to Monaker Group, Inc. and effect a 1-for-50 reverse stock split which was effected on June 25, 2015.

The Company had 1,179,667 shares issued and outstanding as of May 31, 2015 post-split based upon the 1:50 reverse stock split that occurred on June 25, 2015 and has retroactively adjusted computing earnings per share according to ASC 260-10-55-12

Common Stock Warrants

At May 31, 2015, there were 483,054 warrants outstanding with a weighted average exercise price of $7.74 and weighted average life of 1.98 years. During the three months ended May 31, 2015, the Company granted 146,500 warrants -- 6,000 warrants for consulting fees, 4,500 warrants attached to Preferred Series C issuances, 106,000 warrants issued with common stock subscriptions and 30,000 for inducement to settle modified debt; and 127,911 expired.

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

Note 15 – Commitments and Contingencies

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

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FY2016	FY2017	FY 2018 and thereafter	Totals
Leases	$41,267	$148,638	$—	$189,905
Information technology consultants	84,216	147,588	295,176	526,980
Totals	$125,483	$296,226	$295,176	$716,885

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

As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	May 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible promissory note with embedded conversion option	$320,410	$—	$—	$320,410
Total	$320,410	$—	$—	$320,410

The following table sets forth a summary of changes in fair value of our derivative liabilities for the three months ended May 31, 2015:

May 31, 2015
Beginning balance	$287,149
Change in fair value of embedded conversion feature of:
Loss on change in fair value of derivatives on convertible promissory notes	33,261
Ending balance	$320,410

Note 18 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During June, July and August 2015, the Company:

•	received $10,000 in proceeds and issued 2,000 shares of Series C Preferred stock and 100,000 one year common stock warrants with an exercise price of $0.10. The company also issued 26,200 shares of Preferred C stock for deferred compensation.

•	received $204,193 in proceeds and issued 4,672,177 shares of common stock and 4,242,000 one year common stock warrants with an exercise price of $0.025, and received $5,000 in proceeds and issued 4,000 shares of common stock and 4,000 two year common stock warrants with an exercise price of $1.25

•	there were 154,296 shares of common stock issued in connection with a settlement of debt.

•	there was 650,000 shares of common stock at issued in connection with bonus compensation and a prospective employment agreement.

•	there were 8,000 shares of Preferred C shares that were converted to RealBiz common shares.

•	there were 74,000 common shares of stock issued in connection with the conversion of promissory notes.

•	there were 5,000 shares of common stock and 50,000 warrants at $5.00 for one year issued in connection with an Employment Agreement.

•	Converted $131,000 of salary for the Chief Financial Officer of Monaker, accrued on RealBiz, into 26,200 Monaker Preferred Series C Shares.

•	the Company is currently analyzing the above transactions for proper accounting treatment.

•	On June 25, 2015, the Board consented to (i) effect a 1-to-50 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment(s) to our articles of incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have not been retroactively adjusted to reflect this reverse stock split.

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

(2) Employment – the NameYourFee.com website which allows recruiters to expand their reach of candidates to potential employers.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

Revenues

Our total revenues decreased 3% to $336,093 for the three months ended May 31, 2015, compared to $344,957 for the three months ended May 31, 2014, a decrease of $8,864. The decrease in sales is mainly due to the deconsolidation and no longer inclusion of the revenue of the former consolidated subsidiary RealBiz, which was partially offset by the receipt of deferred revenue.

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

Other Income (Expenses)

Interest expense increased 734% to $2,014,373 for three months ended May 31, 2015, compared to $241,535 for three months ended May 31, 2014, an increase of $1,772,838 is due primarily to the inducement expense of converting a debt holder to common shares and warrants as disclosed in Note 13. Loss on conversion of debt of $224,000 for three months ended May 31, 2015 compared to $0 for three months ended May 31, 2014, a loss due primarily to the inducement expense of converting a debt and equity holder to common shares. Loss on change in fair value of derivatives of $33,261 for the three months ended May 31, 2015 compared to a $1,115,797 gain in the prior year, as the Company’s subsidiary incurred a convertible promissory note with an embedded conversion option. Other income (expense) decreased 101% to $817 of other expense, compared to other income of $160,336 for the three months ended May 31, 2014, an increase of $161,153.

Net Loss

We had a net loss of $2,563,677 for the three months ended May 31, 2015, compared to a net loss of $546,288 for the three months ended May 31, 2014, an increase of $2,017,389. The increase in loss from 2015 to 2014 was primarily due to an increase of $1,772,838 in interest expense including loss on inducement expense on conversion of debt, $224,000 in the loss on conversion of debt and a decrease of $1,149,058 in the loss from change in fair value of derivatives.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FY2016	FY2017	FY 2018 and thereafter	Totals
Consulting	$110,074	$143,016	$286,032	$539,122
Leases	87,887	3,091	—	90,978
Other	293,894	331,764	663,528	1,289,186
Totals	$491,855	$477,871	$949,560	$1,919,286

Liquidity and Capital Resources

At May 31, 2015, we had $96,778 cash on-hand, a decrease of $129,634 from $226,412 at the start of fiscal 2016. The decrease in cash was due primarily to operating expenses, and website development costs.

Net cash used in operating activities was $384,134 for the three months ended May 31, 2015, a decrease of $426,998 from $811,132 used during the three months ended May 31, 2014. This decrease was primarily due to an increase in the gain on change in fair value of derivatives, a decrease the loss on conversion of debt, inducements to convert included in interest expense, an increase in loss from proportionate share of investment in unconsolidated affiliate offset by increases in net loss.

Net cash provided in investing activities increased to $75,000 for the three months ended May 31, 2015, compared to $25,298 used in investing activities for the three months ended May 31, 2014, an increase of $100,298 primarily due to incurring website development costs in the prior year.

Net cash provided by financing activities decreased by $588,869 to $179,500, for the three months ended May 31, 2015, compared to $768,369 for the three months ended May 31, 2014. This decrease was primarily due to the net decrease of proceeds in the issuance of common stock of $245,588, the exercise of warrants of $154,680 and proceeds received in advance subscriptions of $200,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2015, the Company:

Common Stock

•	issued 106,000 shares of its common stock along with 106,000 one year warrants with an exercise price of $12.50 for cash proceeds of $132,500.

•	issued 30,000 shares of its common stock in satisfaction of $15,000 in principal of convertible promissory notes in accordance with the terms of the notes.

•	issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share.

•	issued 2,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. (“Launch 360), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000.

•	issued 1,500 shares of its common stock to its employees as stock compensation.

Series A Preferred Stock

•	converted 331,403 shares of Series A Preferred stock, at a carrying value of $331,403, into 3,314,030 shares of common stock of our former subsidiary RealBiz at agreed upon conversion terms.

Series B Preferred Stock

•	issued 15,000 shares of Series B Preferred for proceeds received in prior year valued at $73,138.

•	converted 20,000 shares of Series B Preferred stock into RealBiz, upon investor’s request, issuing 2,000,0000 shares of RealBiz Media Group, Inc. common stock with a total carrying value of $100,000.

Series C Preferred Stock

•	issued 2,000 shares of its Series C Preferred stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received $10,000 in cash proceeds.

•	issued 1,500 shares of its Series C Preferred stock along with 1,500 one (1) year common stock warrants with an exercise price of $2.50 for $7,500 of proceeds received from prior year advances.

•	issued 13,000 shares of Series C preferred stock and 6,000 one (1) year warrants with an exercise price of $0.50 to recipients for consulting services valued at $73,138.

Series D Preferred Stock

•	issued 60,000 shares of Series D Preferred stock for the benefit of an Asset Purchase Agreement the Company assigned to its former subsidiary, RealBiz Media Group, Inc., valued at $400,000.

•	issued 100,000 shares of Series D Preferred stock for the benefit of a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida Limited Liability Company called Name Your Fee, LLC.

•	Converted 52,000 shares of Series D Preferred stock, upon investor request, into 530,280 shares of RealBiz Media Group, Inc. with a carrying value of $80,000.

•	issued 35,000 shares of Series D Preferred stock for subscription.

•	issued 1,000 shares of Series D Preferred stock from a prior year receivable.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1(1)	Certification of the Registrant’s Principal Executive Officer pursuant to Rule 15d-14, under the Securities and Exchange Act of 1934, as amended

31.2(1)	Certification of the Registrant’s Principal Financial Officer pursuant to Rule 15d-14, under the Securities and Exchange Act of 1934, as amended

32.1(2)	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.DEF	XBRL Definition Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Presentation Linkbase Document(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: July 20, 2016	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2016	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting Officer)