Form 10-Q
period 2016-05-31
Monaker Group, Inc.
filed 2016-07-20
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 19, 2016, there were 7,719,709 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	May 31,	February 29,
	2016	2016

Assets
Current Assets
Cash	$95,764	$137,944
Notes receivable - short term	—	15,000
Prepaid expenses and other current assets	63,055	50,848
Security deposits	10,000	13,206
Total current assets	168,819	216,998
Notes receivable - long term	750,000	—

Investment in unconsolidated affiliate	56,000	56,000
Website Development costs and intangible assets, net	1,382,150	2,625,086
Total assets	$2,356,969	$2,898,084

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$603,286	$588,513
Other current liabilities	138,683	60,570
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	1,658,908	1,658,908
Other notes payable	35,919	15,919
Notes payable - current portion	613,842	711,784
Total current liabilities	3,050,638	3,035,694

Total liabilities	3,050,638	3,035,694

Stockholders' deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,869,611 and 1,869,611 shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively	18,696	18,696
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 90,200 and 125,200 shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively	1	1
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 13,100 and 13,100 shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively	—	—
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 117,156 and 132,156 shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively	1	2
Common stock, $.00001 par value; 500,000,000 shares authorized; 7,327,553 and 6,686,540 shares issued and outstanding at May 31, 2016 and February 29, 2016, respectively	73	67
Additional paid-in-capital	93,976,541	92,925,589
	93,995,312	92,944,355
Accumulated deficit	(94,688,981)	(93,562,357)
Total Monaker Group, Inc. stockholders' deficit	(693,669)	(618,002)
Noncontrolling interest	—	480,392
Total stockholders' deficit	(693,669)	(137,610)

Total liabilities and stockholders' deficit	$2,356,969	$2,898,084

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
For the three months ended
		(Restated)
	May 31,	May 31,
	2016	2015

Revenues
Travel and commission revenues	$95,099	$336,093
Total revenues	95,099	336,093

Operating expenses
Cost of revenues	67,688	72,394
Technology and development	—	18,282
Salaries and benefits	509,943	288,478
Selling and promotions expense	29,426	116
General and administrative	951,200	248,049
Total operating expenses	1,558,257	627,319

Operating loss	(1,463,158)	(291,226)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(59,916)	(2,014,373)
Loss on conversion of debt	—	(224,000)
Loss on change in fair value of derivatives		(33,261)
Gain on sales of investment	112,150	—
Gain on settlement of debt	284,300	—
Other expense	—	(817)
Total other income (expense)	336,534	(2,272,451)

Net loss	$(1,126,624)	$(2,563,677)

Net loss attributable to Monaker Group, Inc.	$(1,126,624)	$(2,563,677)

Net loss attributable to common shareholders	$(1,126,624)	$(2,563,677)

Weighted average number of common shares outstanding	7,033,606	583,330

Basic and diluted net loss per share	$(0.16)	$(4.39)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended
		(Restated)
	May 31,	May 31,
	2016	2015
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(1,126,624)	$(2,563,677)

Adjustments to reconcile net loss to net cash from operating activities:
Gain on settlement of debt	(284,300)	—
Gain on sale of consolidated affiliate	(112,150)	—
Amortization of intangibles and depreciation	150,014	18,282
Stock based compensation and consulting fees	196,237	75,913
Loss on inducements to convert included in interest expense	—	1,656,418
Loss on debt conversion	—	224,000
Loss on change in fair value of derivatives	—	33,261
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(12,207)	(50,665)
Decrease in security deposits	3,206	—
Increase in accounts payable and accrued expenses	209,011	229,706
Decrease (increase) in other current liabilities	78,113	(7,372)
Net cash used in operating activities	(898,700)	(384,134)

Cash flows from investing activities:
Investment in majority owned subsidiary	—	75,000
Purchase of intangibles	(4,200)	—
Net cash provided by (used in) investing activities	(4,200)	75,000

Cash flows from financing activities:
Principal payments against convertible promissory notes	—	(20,000)
Proceeds from advances	20,000	57,000
Proceeds from issuance of series C preferred shares	—	10,000
Proceeds from issuance of common stock and warrants	840,720	132,500
Net cash provided by financing activities	860,720	179,500

Net decrease in cash	(42,180)	(129,634)

Cash at beginning of period	137,944	226,412

Cash at end of period	$95,764	$96,778

Supplemental disclosure:
Cash paid for interest	$53,608	$255,802

Non-cash transactions:
Settlement of accrued interest in common stock	$14,000	$—
Shares/warrants issued for conversions of debt to equity	$—	$3,115,000
Common stock for investment	$—	$56,000
Series D Preferred for assets	$—	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker“, “we“, “our“, “us“, or “Company“) operate an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, unites millions of travelers seeking ALR online with property owners and managers of over one million vacation rental properties located in over 120 countries around the world. As of May 31, 2016, we operated our online marketplace through 115 websites in 16 languages, with leading websites in Europe, Asia, South America and the United States. As of May 31, 2016, our global marketplace included approximately 100,000 paid listings on subscriptions and contracted with over 1.1 million listings under the performance based listing arrangement ALRs (described in greater detail below). As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

Our vacation rental platform includes auxiliary services so travelers can purchase vacations through one site; NextTrip.com (or through other online distributors sourced by NextTrip.com), and provides qualified inquiries and bookings to property owners and managers. NextTrip serves three major constituents: property owners and managers, travelers and other distributors. Property owners and managers pay to provide detailed listings of their properties on our websites with the goal of reaching a broad audience of travelers seeking ALRs. Listing fees paid by property owners and managers are paid either in the form of subscriptions that are generally for an annual period, or in the form of performance-based fees that allow for owners and managers to list their properties for free and pay us a commission for successful bookings; this allows owners and managers to list their property on NextTrip and pay a commission per booking in lieu of a pre-paid subscription fee. Currently we are working to convert owners and managers away from the subscription format into the performance-based format. This is transparent to the traveler yet more beneficial to the owners and managers as they accept a larger performance-based fee in return for relief from the up-front subscription fee and lower booking fee. Travelers visit NextTrip and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

Monaker is a technology driven travel and logistics company with ALR inventory. Monaker’s inventory consists of ALRs owned and leased by third parties which are available to rent through Monaker’s websites. Core to the Company’s services are key elements including technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP“) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 29, 2016 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC“).

The results of operations for the three months ended May 31, 2016, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2017.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Noncontrolling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest“ in the consolidated statements of operations.. Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee, which is presumed to be the case when the Company holds 20% to 50% of the voting stock of, or can otherwise demonstrate significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is considered to be permanently impaired.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at May 31, 2016 and February 29, 2016.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company’s allowance for doubtful accounts was $-0- and $-0- at May 31, 2016 and February 29, 2016, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs“. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period. For the three months ended May 31, 2016 and the year ended February 29, 2016, the Company has capitalized costs associated with website development of $89,269 and $1,817,945, respectively, and accumulated amortization of $9,452 and $780,860, respectively.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25“ Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the three months ended May 31, 2016 and the year ended February 29, 2016, all software has been placed in service and all costs associated with the software development have been expensed.

Impairment of Intangible Assets

The Company acquired contracts, website platforms and domains during the three months ended May 31, 2016 and the year ended February 29, 2016 in the amount of $0 and $1,588,000, respectively.

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets“, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.	Significant underperformance compared to historical or projected future operating results;
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the three months ended May 31, 2016 and 2015, respectively. Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $150,014 and $18,282 for the three months ended May 31, 2016 and 2015, respectively.

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

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815“) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black- Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

Going Concern

As of May 31, 2016, and February 29, 2016, the Company had an accumulated deficit of $94,688,981 and $93,562,357, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2016, the Company had a working capital deficit of $2,881,819, and for the three months ended May 31, 2015, a net loss of $1,126,624 and cash used in operations of $898,700.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2016 and February 29, 2016, we had $3,050,638 and $3,035,694, respectively, of current liabilities. These conditions raise substantial doubt of our ability to continue as a going concern. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Management’s plans with regard to this going concern are as follows: the Company will continue to raise funds with third parties by way of a public or private offering; and management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

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

Note 2 – Note Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six percent (6%) promissory note in the amount of $15,000. The entire principal balance of this note, together with all accrued and unpaid interest, is due and payable on December 31, 2016. This note receivable was part of the consideration for the purchase of the Company’s 51% membership interest in Name Your Fee, LLC, including approximately $1,000,000 in intangible assets which was sold on May 16, 2016, to the same non-related third party for cancellation of $45,000 in notes and a promissory note in the amount of $750,000.

Note 3 – Investment in Equity Instruments and Deconsolidation

On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper“) and created a Florida limited liability company named Name Your Fee, LLC. On April 20, 2015, the Company entered into a Joint Venture Agreement with Jasper to leverage its existing technology and develop www.NameYourFee.com which provides tools for employment agencies to market their services. The Company’s ownership in the Joint Venture was 51% and Jasper’s was 49%. The Company and Jasper shared in capital contributions as well as participated in the net profits of Name Your Fee, LLC while Jasper operated and ran the NameYourFee.com website. On May 15, 2015, the Company issued 100,000 shares of Series D Preferred Stock to Jasper at a stated value of $5 per share for a total value of $500,000. As stated in the agreement, Monaker received a 51% capital interest and Jasper received a 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. For the year ended February 29, 2016, the Company properly eliminated the value of the investment in accordance with ASC Topic 810, Consolidation. On May 16, 2016, the Company sold its 51% membership interest in Name Your Fee, LLC to a non-related third party for cancellation of $45,000 in notes due to the Company and a promissory note in the amount of $750,000. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of the note is due on June 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by August 14, 2018).

On October 31, 2014 (the “Deconsolidation Date“), Monaker and RealBiz deconsolidated their financial statements since Monaker’s investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz shares of common stock. Since July 14, 2014, the holders of Series D Preferred Stock shares of the Company may elect to convert all or any part of such holder’s shares into common stock of the Company at the stated value of $12.50 per share on a one-for-one basis, or they may elect to convert the Series D Preferred Stock shares into shares of common stock of RealBiz stock at $0.15 per share. To honor the conversion of the Company’s Series D Preferred Stock shares into RealBiz shares of common stock, the Company identifies, one-for-one, shares of RealBiz Series A Preferred Stock shares held as investment and presents them to RealBiz for conversion into RealBiz common stock (on a one-for-one basis). When the converted RealBiz common stock shares are received by the Company, they are forwarded to the individual/entity requesting the conversion into shares of RealBiz restricted common stock.

Monaker continues to own RealBiz Preferred Series A and common stock and although the two Companies shared similar Board of Directors until April 2016, as discussed in the following sentence, the companies are operating independently. As of April 11, 2016, the Monaker Directors that were on the RealBiz Board, resigned as Board of Directors of RealBiz.

After November 1, 2014, we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from permanent adjustments to net estimated realizable value. Accordingly, we recorded our proportionate share of the investee’s net income or loss as “Loss on equity method investment“ on the consolidated statements of operations.

At February 29, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 28% ownership of RealBiz. This interest, along with a net receivable balance due, has been written down to zero ($0) as of May 31, 2016 and February 29, 2016, to reflect the realizable value of this investment and asset.

Note 4 – Acquisitions and Dispositions

On October 26, 2015, the Company entered into a Plan of Merger Agreement with Always on Vacation, Inc. involving a merger of the Company’s then wholly-owned subsidiary AOV Holding, Inc. (“AOV“) and Always On Vacation, Inc. which involved issuing 383,230 shares of AOV common stock to the stockholders of Always On Vacation, Inc., effectively cancelling each share of capital stock of Always On Vacation, Inc. As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e. contracts, domains, trademark and platform) owned by Always On Vacation, Inc. were assigned to Monaker. On January 23, 2016, the interest in Always On Vacation, Inc. (a media company) was sold through a Stock Purchase Agreement to an unrelated third party for $10 plus their assumption of liabilities of Always On Vacation, Inc.

On November 25, 2015, the Company entered into an Intellectual Property License to Corporation by Licensor Agreement with CJ Software, Inc. for an internet-based, real-time specialty booking engine developed to consolidate unused timeshare, fractional, and other specialty lodging rooms to be booked for nightly stays. Once this software/platform is fully operational, the Company will pay CJ Software, Inc. the sum of $180,000 by way of the issuance of 45,000 shares of the Company’s common stock valued at $4.00 per share as a one-time lease payment for a perpetual, unrestricted, non-exclusive, worldwide, royalty free license to use the software. In addition, the Company will employ both Curtis Krauskopf as an employee and James Marmorstone as a consultant.

As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e., the Nexttrip.com platform, Maupintour.com platform and Home & Away Club portal) owned by the Company’s television media entity (Next 1 Network, Inc.) were assigned to Monaker. The television media entity (Next 1 Network, Inc.) was sold pursuant to a Stock Purchase Agreement dated January 23, 2016, to an unrelated third party for $10 plus their assumption of liabilities of Next 1 Network, Inc.

On May 16, 2016, the Company entered in to a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of the note is due on June 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by August 14, 2018).

Note 5 – Notes Payable

The following table sets forth the notes payable as of May 31, 2016 and February 29, 2016:

	Principal
	May 31, 2016	February 29, 2016
On September 6, 2011, the Company extended a note in the amount of $785,000, then in default, until February 1, 2013. Beginning on October 1, 2011, the Company was obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments was to be in cash and the remaining $600,000 was to be made in cash or common stock. On February 15, 2012, the note-holder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by the purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company has assumed this note related to the sold entity and is attempting to negotiate a settlement of the assumed above-noted notes.	$573,842	$573,842

On August 16, 2004, the Company entered into a promissory note with an unrelated third party in the amount of $500,000. The note bears interest at 7% per year, matured in March 2011 and was payable in quarterly installments of $25,000. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company assumed this note related to the sold entity on June 24, 2016 and this promissory note was settled with full release for the amount of $40,000.	40,000	137,942
	$613,842	711,784

Note 6 – Other Notes Payable

The Company has a demand loan with a stated interest rate of 6% per annum, due for funds received from In Room Retail, Inc. which is owned by William Kerby, CEO and Chairman of the Company.	$35,919	$15,919
	$$35,919	$15,919

Interest charged to operations relating to the above notes was $11,396 and $2,550, respectively, for the three months ended May 31, 2016 and 2015 and $14,242 for the year ended February 29, 2016.

Accrued interest as of May 31, 2016 and February 29, 2016 is $163,591 and $163,257, respectively.

Note 7 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to December 1, 2016, and with a range of fixed and variable conversion features. Fixed conversion rates range from $5.00 to $5,000 per share. Variable conversion rates range from 50% of two (2) to ten (10) days of the average closing price of our common stock and all have been settled as of May 31, 2016. During the three months ended May 31, 2016 and 2015, the Company recognized interest expense of $48,520 and $437,607, respectively. The table below summarizes the convertible promissory notes as of May 31, 2016.

	May 31, 2016
	Non Related Party	Related Party	Total
Principal
Beginning balance February 29, 2016	$1,658,908	$-0-	$1,658,908
Additions:	-0-	-0-	-0-
	$1,658,908	$-0-	$1,658,908
Subtractions:	-0-	-0-	-0-
Ending balance	$1,658,908	$-0-	$1,658,908

Debt Discount
Beginning balance	$-0-	$-0-	$-0-
Additions:	-0-	-0-	-0-
Incurred during the year	$-0-	$-0-	$-0-
Subtractions:
Amortized during the year	-0-	-0-	-0-
Ending balance	$-0-	$-0-	$-0-

Carrying Value
Total convertible promissory notes	$1,658,908	$-0-	$1,658,908
Adjustments	-0-	-0-	-0-
Carrying value	$1,658,908	$-0-	$1,658,908
Principal past due and in default	$249,582	$-0-	$249,582

During the three months ended May 31, 2016 and 2015, the Company recorded debt amortization expense in the amount of $-0- and $-0-, respectively.

Note 8 – Stockholders’ Deficit

Preferred stock

The aggregate number of shares of preferred stock that the Company is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.00001 per share (“the Preferred Stock“) with the exception of Series A Preferred Stock shares having a $0.01 par value. The Preferred Stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The Board of Directors of the Company is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

Series A Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock“). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock.

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

•	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
(a) $25.00 per share; or
(b) at the lowest price the Company has issued stock as part of a financing.

•	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $25.00 of debt for each share of Series A Preferred Stock.

On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to grant to a holder of the Series A Preferred Stock the option to:

•	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock“), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock; or to allow

•	conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financings such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

On February 28, 2014, the Company’s Series A Preferred Stock shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price into common stock at a fixed price of $0.50.

Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40“) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock had certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock. However, the reset provision was removed thereby eliminating the derivative liability as of February 28, 2014. In accordance with ASC 815-40, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income or expense. The change in fair value of the Series A Preferred Stock derivative liability as of February 29, 2016 and February 28, 2015 resulted in non-operating income of $-0- and $-0-, respectively.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (any of the foregoing, a “liquidation“), holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of the common Stock or any other series of Preferred Stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series A Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation.

During the three months ended May 31, 2016, there were no transactions with regards to Series A Preferred Stock shares.

Dividends in arrears on the outstanding Series A Preferred Stock shares total $799,644 and $838,275 as of May 31, 2016 and February 29, 2016, respectively. The Company had 1,869,611 shares of Series A Preferred Stock issued and outstanding as of May 31, 2016 and February 29, 2016.

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series B Preferred Stock“). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into:

•	the Company’s common stock at the stated value of $250.00 per share on a one for one basis, or
•	shares of RealBiz’s common stock at $0.05 per share.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation“), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment shall be made to the holders of any junior securities (common stock), and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

During the three months ended May 31, 2016:

•	35,000 shares of Series B Preferred Stock were converted into 70,000 shares of common stock of Monaker at $2.50 per share, based on the $5 per share stated value of the Series B Preferred Stock.

Dividends in arrears on the outstanding Series B Preferred Stock total $144,946 and $182,782 as of May 31, 2016 and February 29, 2016, respectively. The Company had 90,200 and 125,200 shares of Series B Preferred Stock issued and outstanding as of May 31, 2016 and February 29, 2016, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock“). The holders of Series C preferred stock may elect to convert all or any part of such holder’s shares into:

•	common stock at the stated value of $250.00 per share on a one for one basis, or
•	shares of RealBiz’s common stock at $0.10 per share.

On July 9, 2014, the Company filed an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250 to a new conversion price for Company common stock of $12.50 on the Company’s common stock.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation“), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities (common stock), and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

During the year ended May 31, 2016, there were no transactions of Series C Preferred Stock shares.

Dividends in arrears on the outstanding Series C Preferred Stock shares total $10,554 and $8,915 as of May 31, 2016 and February 29, 2016, respectively. The Company had 13,100 and 13,100 Series C Preferred Stock shares issued and outstanding as of May 31, 2016 and February 29, 2016, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock“). The holders of Series D preferred stock may elect to convert all or any part of such holder’s shares into:

•	common stock at the stated value of $250.00 per share on a one for one basis, or

•	shares of RealBiz common stock at $0.15 per share.

On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250.00 to a new conversion price of $12.50.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “liquidation“), the holders are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 100% of the stated value of $5 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of then outstanding Preferred Stock before any distribution or payment is to be made to the holders of any junior securities (common stock), and if the assets of the Company are insufficient to pay in full such amounts, then the entire assets to be distributed to the holders are to be ratably distributed among the holders of all preferred stock in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

On October 2, 2012, the Company issued 380,000 shares of Series D Preferred stock as part of the October 2, 2012 exchange of securities agreement between the Company and Acknew Investments, Inc. (“Acknew“), for the acquisition of the entity that eventually became RealBiz Media Group, Inc. (RealBiz) and then and now constitutes significant operations of RealBiz, a holder of Class A common shares of RealBiz Holdings, Inc., which contained a “ratchet provision“: If, at any time while Acknew is a holder of Series D Preferred Stock and the Retirement Obligation (requiring the Company to pay out of 50% of all net profits from the Company or 50% of any new funding received by the Company from September 21, 2012, until such time as the $700,000 of the Company’s Series D Preferred Stock shares owned by Acknew are redeemed by the Company) remains not fully satisfied, the Company sells or issues any common stock of the Company at an effective price per share that is lower than the then-effective conversion price (any such issuance being referred to as a “Dilutive Issuance“), then the conversion prices for the Series D Preferred Stock held by Acknew is reduced to equal the product obtained by multiplying (1) the then effective conversion price by (2) a fraction, the numerator of which is the sum of the number of total shares of common stock outstanding immediately prior to the Dilutive Issuance plus the number of shares of common stock which the aggregate consideration received by the Company in the Dilutive Issuance would purchase at the then-effective conversion price; and the denominator of which is the number of shares of common stock outstanding immediately after the Dilutive Issuance.

During the three months ended May 31, 2016:

•	15,000 shares of Series D Preferred Stock were converted into 30,000 shares of common stock of Monaker at $2.50 per share, based on the $5 per share stated value of the Series D Preferred Stock.

Dividends in arrears on the outstanding Series D Preferred Stock shares total $147,094 and $138,188 as of May 31, 2016 and February 29, 2016, respectively. The Company had 117,146 and 132,156 Series D Preferred Stock shares issued and outstanding as of May 31, 2016 and February 29, 2016, respectively.

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

On June 25, 2015, the Board consented to (i) effect a 1-to-50 reverse split of the Company’s common stock and (ii) change the name of the Company from Next 1Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The unaudited consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

During the three months ended May 31, 2016, the Company:

•	Sold 509,000 shares of common stock for $840,720 in proceeds in private transactions.
•	Issued 116,755 shares values at $196,239 for stock compensation.
•	Issued 30,000 shares for conversion of accrued interest of $14,000.

The Company had 7,327,553 and 6,686,540 shares of common stock issued and outstanding as of May 31, 2016 and February 29, 2016, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of May 31, 2016 and February 29, 2016, and changes in such warrants outstanding for the three months ended May 31, 2016:

	Warrants	Weighted Average Exercise
Outstanding, February 29, 2016	1,456,052	$1.56
Warrants granted	427,616	$0.18
Warrants exercised/forfeited/expired	(696,293)	$(0.53)
Outstanding, May 31, 2016	1,187,375	$1.67

Common stock issuable upon exercise of warrants	1,187,375	$1.67

At May 31, 2016, there were 1,187,375 warrants outstanding with a weighted average exercise price of $1.67 and weighted average life of 3.31 years. During the three months ended May 31, 2016, the Company granted 427,616 warrants – 12,416 warrants for consulting fees and 415,200 warrants with common stock subscriptions.

As of February 29, 2016 and February 28, 2015, the warrants have an intrinsic value of $-0-.

Common Stock Options

On October 28, 2009, the shareholders approved the Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.) 2009 Long-Term Incentive Plan (the “2009 Plan“) at the annual shareholders meeting. Under the 2009 Plan, 9,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. In the fiscal year ending February 29, 2016 this plan was eliminated and the 4,050 ten (10) year stock options previously issued were cancelled. The options had an exercise price of $7.25 per share and an intrinsic value of $-0-.

Compensation expense relating to stock options granted during the three months ended May 31, 2016 and 2015, was $-0- .

Note 9 - Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. The rent for the three months ended May 31, 2016 and 2015 was $19,500 and $36,341, respectively.

Our future minimum rental payments through February 28, 2017 amount to $52,390.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2017	February 28, 2018	February 28, 2019 and thereafter	Totals
Leases	$54,451	$101,796	$88,159	$244,406
Other	40,640	-0-	-0-	40,640
Totals	$95,091	$101,796	$88,159	$285,046

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

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint“). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim“) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $9.5 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. On July 7, 2016, RealBiz amended its Complaint to include a cause of action for tortious interference with contract relating to alleged actions undertaken by us in connection with an investor relations firm which RealBiz alleges they intended to retain. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

On June 2, 2016, the Company paid an arbitration award of $81,572 ($73,959 plus interest of $7,613) to Twelfth Child Entertainment, LLC for a License Agreement settlement for rights to air programs regarding “Foreclosure to Fabulous“ television programming on the Company’s previously owned media business that was sold on January 21, 2016. The Company absorbed this settlement as part of its partnership commitment with Launch Media 360 which is an investment of the Company.

The Company is unable to determine the estimate of the probable or reasonably possible loss or range of losses arising from the above legal proceedings.

Note 10 – Business Segment Reporting

Accounting Standards Codification 280-16 “Segment Reporting“, established standards for reporting information about operating segments in annual consolidated financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On June 1, 2016, Monaker converted 5,000 shares of Series B Preferred Stock and 4,000 Series C Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred Stock shareholders and Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price and the Series D Preferred stock stated $12.50 conversion price), into 18,000 shares of common stock at $2.50 per share, valued at $45,000.

On June 2, 2016, the Company paid an arbitration award of $81,572 ($73,959 plus interest of $7,613) to Twelfth Child Entertainment, LLC for a License Agreement.

On June 2, 2016, we borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust“), which was evidenced by a Promissory Note (“Note“) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note may be prepaid in whole or in part at any time, without penalty or premium. On June 24, 2016, we repaid this note.

On June 7, 2016, the Company repaid $20,000 owed under a Promissory Note dated April 27, 2017 with In Room Retail, Inc. William Kerby, (CEO and Chairman of the Company), is the managing member of In Room Retail, Inc.

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

On June 24, 2016, the Company entered into a Settlement And Mutual Release Agreement to settle an August 16, 2004 promissory note with an unrelated party with a principal balance of $137,942 for $40,000.

Other transactions

•	On June 1, 2016, we received $90,000 in proceeds from the Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of the Company) and issued 60,000 shares of common stock in connection with a partial warrant exercise for $1.50 per share.
•	On June 1, 2016, we issued 30,374 shares of common stock in connection with the acquisition of a platform asset valued at $65,000.
•

On June 1, 2016, a shareholder converted 5,000 shares of Series B Preferred Stock and 4,000 shares of Series C Preferred Stock into shares of common stock in connection with a special exchange conversion whereby Series B Preferred shareholders and Series C Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price and the Series C Preferred stock stated $12.50 conversion price), into 18,000 shares of common stock at $2.50 per share, valued at $45,000.

•	On June 2, 2016, we issued 2,667 shares of common stock and warrants to purchase 3,200 shares of common stock with cashless exercise rights, expiring July 1, 2016, with an exercise price of $0.01 per share.
•	On June 3, 2016, we received $10,000 in proceeds and issued 4,000 shares of common stock and 8,000 cashless common stock warrants expiring July 2, 2016, with an exercise price of $0.25.
•	On June 7, 2016, we issued 4,305 shares of common stock in connection with a cashless warrant exercise.
•	On June 8, 2016, we received $120 in proceeds and issued 12,000 shares of common stock in connection with a warrant exercise for $.01 per share.
•	On June 10, 2016, we received $7,500 in proceeds and issued 6,000 shares of common stock in connection with a warrant exercise for $1.25 per share.
•	On June 13, 2016, a shareholder converted $75,000 owed on a promissory note into 30,000 shares of common stock at $2.50 per share.
•	On June 15, 2016, we received $187,500 in proceeds and issued 75,000 shares of common stock and 75,000 cashless common stock warrants expiring June 14, 2017 with an exercise price of $1.50.
•	On June 23, 2016, we received $2,000 in proceeds and issued 8,000 common shares in connection with a warrant exercise for $0.25 per share.
•	On July 8, 2016, Monaker received $24,000 in proceeds and issued 96,000 shares of common stock in connection with a warrant exercise at an exercise price of $0.25 per share.
•	On July 15, 2016, Monaker issued 3,810 shares of common stock in connection with a cashless warrant exercise.
•	On July 1, 2016, Monaker issued 10,000 shares of common stock in connection with an agreement for Investor Relation Services valued at $20,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 29, 2016 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,“ “believe,“ “intends,“ or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements“. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,“ “will,“ “expect,“ “intend,“ “estimate,“ “foresee,“ “project,“ “anticipate,“ “believe,“ “plans,“ “forecasts,“ “continue“ or “could“ or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 23, 2016 are those that depend most heavily on these judgments and estimates. As of May 31, 2016, there had been no material changes to any of the critical accounting policies contained therein.

Definitions:

Unless the context requires otherwise, references to the “Company,“ “we,“ “us,“ “our,“ “Monaker“ and “Monaker Group, Inc.“ refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest), Voyages North America, LLC (72.5% interest) and Name Your Fee, LLC (51% interest) (which was sold in May 2016).

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act“ refers to the Securities Exchange Act of 1934, as amended;
•	“SEC“ or the “Commission“ refers to the United States Securities and Exchange Commission; and
•	“Securities Act“ refers to the Securities Act of 1933, as amended.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 29, 2016.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information“ - “Item 1. Financial Statements“.

Overview

Monaker Group, Inc. and its subsidiaries have been amassing vacation home inventory in efforts to become one of the world’s largest online marketplaces for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, has the capacity of uniting millions of travelers seeking ALR online with property owners and managers of over one million vacation rental properties located in over 120 countries around the world. As of May 31, 2016, we operated our online marketplace through 115 websites in 16 languages, with leading websites in Europe, Asia, South America and the United States. As of May 31, 2016, our global marketplace included approximately 100,000 paid listings on subscriptions and we contracted with over 1.1 million listings under the performance based listing arrangement ALRs (described in greater detail below). As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

Our ambition is to become the largest vacation rental platform in the world with auxiliary services so travelers can purchase vacations through one site; NextTrip.com (or through other online distributors sourced by NextTrip.com) and to provide the most qualified inquiries and bookings to property owners and managers. NextTrip serves three major constituents: property owners and managers, travelers, and other distributors. Property owners and managers pay to provide detailed listings of their properties on our websites with the goal of reaching a broad audience of travelers seeking ALRs. Listing fees paid by property owners and managers are paid either in the form of subscriptions that are generally for an annual period, or in the form of performance-based fees that allow for owners and managers to list their properties for free and pay us a commission for successful bookings; this allows owners and managers to list their property on NextTrip and pay a commission per booking in lieu of a pre-paid subscription fee. Currently we are converting owners and managers away from the subscription format into the performance-based format. This is transparent to the traveler yet more beneficial to the owners and managers as they accept a larger performance-based fee in return for relief from the up-front subscription fee and lower booking fee. Travelers visit NextTrip and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

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

Summary

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is on providing ALR options as well as providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details; this content information is the product of proprietary video-centered technology that allows the Company to create targeted travel videos from its film libraries. In January 2016, the Company introduced a beta version of its new Travel Platform under the NextTrip brand. This platform is still under development and continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

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

Additional holdings include a social media/discount travel platform and a 28% interest in RealBiz Media Group, Inc. (“RealBiz”) which was deconsolidated on October 31, 2014 and written off as of February 29, 2016 and February 28, 2015 as an unrealizable investment.

The Company owned approximately 28% of RealBiz Media Group, Inc. (“RealBiz”) as of May 31, 2016 which is represented by 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock. In addition, the Company is owed in excess of $9.5 million dollars in funds as a net receivable balance due from RealBiz for amounts paid for the benefit of or on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) to reflect the realizable value of this investment and asset. On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $9.5 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. On July 7, 2016, RealBiz amended its Complaint to include a cause of action for tortious interference with contract relating to alleged actions undertaken by us in connection with an investor relations firm which RealBiz alleges they intended to retain. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2016 Compared to the Three Months Ended May 31, 2015

Revenues

Our total revenues decreased 72% to $95,099 for the three months ended May 31, 2016 compared to $336,093 for the three months ended May 31, 2015, a decrease of $240,994. The decrease in sales is mainly due to a decrease in revenues of $335,313 that were attributable to a non-travel business that was sold in January 2016 which was offset by an increase in revenues of $87,434 for our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until such time as it launches the new NextTrip.com platform.

Operating Expenses

Our operating expenses include costs of revenue, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses increased 148% to $1,558,257 for the three months ended May 31, 2016, compared to $627,319 for the three months ended May 31, 2015, an increase of $930,938. This increase was mainly attributable to the amortization of website development costs and intangibles and the addition of third party consultants working on the NextTrip.com platform.

Other Income (Expenses)

Interest expense decreased 97% to $59,916 for the three months ended May 31, 2016, compared to $2,014,373 for three months ended May 31, 2015, a decrease of $1,954,457, which is due primarily to the reduction of notes payables from the sales of non-travel businesses as well as the conversion of promissory notes to equity during the period ended May 31, 2016.

Gain on sales of investment increased to $112,150 for the three months ended May 31, 2016, compared to $0 for three months ended May 31, 2015 due to the sale of Name Your Fee, Inc.

Gain on settlement of debt increased to $284,300 for the three months ended May 31, 2016, compared to $0 for three months ended May 31, 2015 due to the settlement of a disputed note payable.

Net Loss

We had a net loss $1,126,624 for the three months ended May 31, 2016, compared to a loss of $2,563,677 for the three months ended May 31, 2015, a decrease of $1,437,053. The decrease in loss was primarily due to a decrease of $1,954,457 in interest expense.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2017	February 28, 2018	February 28, 2019 and thereafter	Totals
Leases	$70,508	$101,796	$88,159	$260,463
Other	40,640	-0-	-0-	40,640
Totals	$111,148	$101,796	$88,159	$301,103

Liquidity and Capital Resources

At May 31, 2016, we had $95,764 of cash on-hand, a decrease of $42,180 from $137,944 at the start of fiscal 2017. The decrease in cash was due primarily to operating expenses and website development costs.

We had negative working capital of $2,881,819 as of May 31, 2016 and an accumulated deficit of $94,688,981.

Net cash used in operating activities was $898,700 for the three months ended May 31, 2016, compared to $384,134 for the three months ended May 31, 2015, an increase of $514,566. This increase was primarily due to an increase in the costs for third party consultants working on the NextTrip.com platform.

Net cash provided by (used in) investing activities was ($4,200) and $75,000 for the three months ended May 31, 2016 and 2015, respectively.

Net cash provided by financing activities increased $681,220 to $860,720 for the three months ended May 31, 2016, compared to $179,500, for the three months ended May 31, 2015. This increase was primarily due to the net decrease of proceeds in the issuance of common stock and the exercise of warrants of $840,720 and proceeds received in advances of $20,000.

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

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2016, we had approximately $3.1 million of current liabilities (an increase of $0.1 million from the $3.0 million of current liabilities as of February 29, 2016). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Since our inception, we have funded our operations with the proceeds from the private equity financings. Currently, revenues provide less than 10% of our cash requirements. The remaining cash need is derived from raising additional capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of May 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses we found in our internal controls over financial reporting as of February 29, 2016 (as described in greater detail in our annual report on Form 10-K for the year ended February 29, 2016), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

In light of the material weaknesses described above, we have performed additional analysis and other post-quarter procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles and we have contracted with experts, where necessary, for assistance in analyzing and determining the proper accounting and financial reporting treatment for various of the Company’s complicated business transactions. Accordingly, management has concluded that the financial statements fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property and other related claims, employment issues, and vendor matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is between $5.8 million to $11.1 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. On July 7, 2016, RealBiz amended its Complaint to include a cause of action for tortious interference with contract relating to alleged actions undertaken by us in connection with an investor relations firm which RealBiz alleges they intended to retain. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

The Company is unable to determine the estimate of the probable or reasonably possible loss or range of losses arising from the above legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, filed with the Commission on June 23, 2016, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 29, 2016, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2016 the Company issued the following unregistered securities:

Common Stock

•	On March 7, 2016, we sold 4,000 shares of common stock and warrants to purchase 8,000 shares of common stock, with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50, for $10,000. Additionally, we granted a special exchange common stock warrant to purchase 8,000 shares of common stock expiring April 10, 2016, with an exercise price of $0.25 per share.
•	On March 8, 2016, we sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of the Company’s common stock, with an exercise price of $0.25 per share, for $25,000.
•	On March 9, 2016, sold 24,000 shares of common stock and warrants to purchase 24,000 shares of common stock, with cashless exercise rights, expiring March 1, 2017 with an exercise price of $1.50, for $60,000. Additionally, we granted a special exchange warrant to purchase 24,000 shares of the Company’s common stock expiring April 10, 2016, with an exercise price of $0.25 per share.
•	On March 15, 2016, we sold 48,000 shares of common stock and special exchange common stock warrants to purchase 96,000 shares of common stock, expiring April 10, 2016, with an exercise price of $0.25 of the Company’s common stock, for $120,000.
•	On March 21, 2016, we sold 24,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 48,000 shares of common stock, with an exercise price of $0.25 per share, for $60,000.
•	On March 23, 2016, we sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of common stock, with an exercise price of $0.25 per share, for $25,000.
•	On March 23, 2016, we sold 20,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 40,000 shares of common stock, with an exercise price of $0.25 per share, for $50,000.
•	On March 30, 2016, we issued 15,000 shares of common stock, valued at $30,000, for consulting services.
•	On March 31, 2016, we received $5,000 in proceeds and issued 20,000 shares of common stock in connection with a warrant exercise for $0.25 per share.
•	On April 5, 2016, we received $2,000 in proceeds and issued 8,000 shares of common stock in connection with a warrant exercise for $0.25 per share.
•	On April 11, 2016, we sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of common stock, with an exercise price of $0.25 per share, for $25,000.
•	On April 12, 2016, a shareholder converted $10,000 owed on a promissory note into 20,000 shares of common stock at $0.50 per share, the contractual rate.
•	On April 20, 2016, we issued 10,000 shares of common stock, valued at $25,000, for payment due in 90 days per consulting agreement terms.
•	On April 20, 2016, a shareholder converted $4,000 owed on a promissory note into 10,000 shares of common stock at $0.40 per share, at the contractual rate.
•	On April 20, 2016, we received $20,000 in proceeds and issued 8,000 shares of common stock and 16,000 cashless common stock warrants expiring May 19, 2016 with an exercise price of $0.01 per share.
•	On April 25, 2016, we received $15,000 in proceeds and issued 6,000 shares of common stock and 12,000 cashless common stock warrants expiring May 24, 2016 with an exercise price of $0.01 per share.
•	On April 27, 2016, we borrowed twenty thousand dollars ($20,000) from In Room Retail, which was evidence by a Promissory Note (“Note”) in the principal amount of twenty thousand dollars (20,000), which accrued interest at the rate of 6% per annum. William Kerby, a member of the Board of Directors and Executive of the Company, is the managing member of In Room Retail.

•	On April 27, 2016, we received $12,500 in proceeds and issued 5,000 shares of common stock and 10,000 cashless common stock warrants expiring May 26, 2016 with an exercise price of $0.01 per share.
•	On April 27, 2016, we received $300,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, a Director of the Company, and issued 200,000 shares of common stock via a warrant exercise for $1.50 per share.
•	On April 27, 2016, we received $120 in proceeds and issued 12,000 shares of common stock via a warrant exercise for $.01 per share.
•	On April 27, 2016 we received $15,000 in proceeds and issued 6,000 shares of common stock and 12,000 cashless common stock exercise rights, expiring May 26, 2016 with an exercise price of $0.01 per share.
•	On May 3, 2016, we issued 7,328 shares of common stock, valued at $18,320, and warrants to purchase 6,208 shares of common stock with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50 per share. Additionally special exchange common stock warrants to purchase 3,008 shares of common stock were granted, expiring April 10, 2016, with an exercise price of $0.25 per share, for payment due per consulting agreement.
•	On May 3, 2016, we issued 9,600 shares of common stock and warrants to purchase 9,600 shares of common stock with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50 per share. Additionally special exchange common stock warrants to purchase 9,600 shares of common stock were issued, expiring April 10, 2016, with an exercise price of $0.25 per share, for consulting services valued at $24,000.
•	On May 3, 2016, we issued 14,453 common stock, in connection with a warrant exercise for consulting services valued at $3,920.
•	On May 3, 2016, we received $6,000 in proceeds and issued 24,000 shares of common stock in connection with a warrant exercise for $0.25 per share.
•	On May 5, 2016, we received $5,000 in proceeds and issued 20,000 shares of common stock in connection with a warrant exercise for $0.25 per share.
•	On May 9, 2016, we received $100 in proceeds and issued 10,000 shares of common stock in connection with a warrant exercise for $0.01 per share.
•	On May 17, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and warrants to purchase 20,000 shares of common stock with cashless exercise rights, expiring June 10, 2016, with an exercise price of $0.01 per share.
•	On May 21, 2016, we received $160 in proceeds and issued 16,000 common shares in connection with a warrant exercise for $0.01 per share.

Series B Preferred Stock

•	On April 12, 2016, a shareholder converted 35,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $250 conversion price), into 70,000 shares of common stock at $2.50 per share, valued at $175,000.

Series D Preferred Stock

•	On April 15, 2016, a shareholder converted 5,000 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 10,000 shares of common stock at $2.50 per share, valued at $25,000.
•	On April 25, 2016, a shareholder converted 10,000 shares of Series D Preferred Stock shares into 20,000 shares of common stock at $2.50 per share, valued at $50,000.

Subsequent to May 31, 2016, and through the filing date of this report, the Company issued the following unregistered securities:

•	On June 1, 2016, Monaker converted 5,000 shares of Series B Preferred Stock and 4,000 Series C Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred Stock shareholders and Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price and the Series D Preferred stock stated $12.50 conversion price), into 18,000 shares of common stock at $2.50 per share, valued at $45,000.
•	On June 1, 2016, we received $90,000 in proceeds from the Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of the Company) and issued 60,000 shares of common stock in connection with a partial warrant exercise for $1.50 per share.
•	On June 1, 2016, we issued 30,374 shares of common stock in connection with the acquisition of a platform asset valued at $65,000.
•	On June 1, 2016, a shareholder converted 5,000 shares of Series B Preferred Stock and 4,000 shares of Series C Preferred Stock into shares of common stock in connection with a special exchange conversion whereby Series B Preferred shareholders and Series C Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price and the Series C Preferred stock stated $12.50 conversion price), into 18,000 shares of common stock at $2.50 per share, valued at $45,000.
•	On June 2, 2016, we issued 2,667 shares of common stock and warrants to purchase 3,200 shares of common stock with cashless exercise rights, expiring July 1, 2016, with an exercise price of $0.01 per share.
•	On June 3, 2016, we received $10,000 in proceeds and issued 4,000 shares of common stock and 8,000 cashless common stock warrants expiring July 2, 2016, with an exercise price of $0.25.
•	On June 7, 2016, we issued 4,305 shares of common stock in connection with a cashless warrant exercise.
•	On June 8, 2016, we received $120 in proceeds and issued 12,000 shares of common stock in connection with a warrant exercise for $.01 per share.
•	On June 10, 2016, we received $7,500 in proceeds and issued 6,000 shares of common stock in connection with a warrant exercise for $1.25 per share.
•	On June 13, 2016, a shareholder converted $75,000 owed on a promissory note into 30,000 shares of common stock at $2.50 per share.
•	On June 15, 2016, we received $187,500 in proceeds and issued 75,000 shares of common stock and 75,000 cashless common stock warrants expiring June 14, 2017 with an exercise price of $1.50.
•	On June 23, 2016, we received $2,000 in proceeds and issued 8,000 common shares in connection with a warrant exercise for $0.25 per share.
•	On July 8, 2016, Monaker received $24,000 in proceeds and issued 96,000 shares of common stock in connection with a warrant exercise at an exercise price of $0.25 per share.
•	On July 15, 2016, Monaker issued 3,810 shares of common stock in connection with a cashless warrant exercise.
•	On July 1, 2016, Monaker issued 10,000 shares of common stock in connection with an agreement for Investor Relation Services valued at $20,000.

***

We claim an exemption from registration for the issuances and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grants and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the conversions of preferred stock and cashless warrant exercises described above, as the securities were exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended May 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: July 20, 2016	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 20, 2016	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1(1)	Note Amendment between the Company and Mark Wilton dated February 26, 2016

10.2	Deed of Settlement, dated February 26, 2016, by and between Ryanair Limited and AlwaysOnVacation, Inc. (Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No.: 000-52669), filed with the Securities and Exchange Commission on June 23, 2016, and incorporated by reference herein)

10.2	Settlement Agreement Televisual Media Holdings, LLC and Monaker Group, Inc date May 24, 2015 (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No.: 000-52669), filed with the Securities and Exchange Commission on June 23, 2016, and incorporated by reference herein)

10.3	Membership Interest Purchase Agreement dated May 16, 2016, by and between Jasper Group Holdings, Inc. and Monaker Group, Inc. (Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No.: 000-52669), filed with the Securities and Exchange Commission on June 23, 2016, and incorporated by reference herein)

10.4	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystall Falls Investments, LLC (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K (File No.: 000-52669), filed with the Securities and Exchange Commission on June 23, 2016, and incorporated by reference herein)

10.5	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc. (Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K (File No.: 000-52669), filed with the Securities and Exchange Commission on June 23, 2016, and incorporated by reference herein)

31.1(1)	Certification of the Registrant’s Principal Executive Officer pursuant to Rule 15d-14, under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016

31.2(1)	Certification of the Registrant’s Principal Financial Officer pursuant to Rule 15d-14, under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended February 29, 2016

32.1(2)	Certification of the Registrant’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(2)	Certification of the Registrant’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Schema Document(3)

101.CAL	XBRL Calculation Linkbase Document(3)

101.DEF	XBRL Definition Linkbase Document(3)

101.LAB	XBRL Label Linkbase Document(3)

101.PRE	XBRL Presentation Linkbase Document(3)

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.