Form 10-Q/A
period 2015-08-31
Monaker Group, Inc.
filed 2016-10-17
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________________

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

Explanatory Note

The Registrant has prepared this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended August 31, 2015, as filed with the Securities and Exchange Commission on October 16, 2015 (the “Original Filing”), to correct certain errors related to the Registrant’s accounting treatment with its deconsolidated affiliate (RealBiz Media Group, Inc.) which were identified in June of 2016, in connection with the preparation of the Registrant’s consolidated annual financial statements for the fiscal year ended February 29, 2016 and the resulting restatement of its financial statements included in the Original Filing. See Note 2 in the unaudited consolidated financial statements included herewith for more information. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Due to the error, as further described below, and based upon the recommendation of management, the Registrant’s Board of Directors determined on May 31, 2016 that the Registrant’s previously issued audited financial statements should no longer be relied upon. As a result of the foregoing, the Registrant has previously restated its consolidated financial statements for the fiscal year ended February 28, 2015, and the quarter ended May 31, 2015, and will be restating its consolidated financial statements for the other two quarterly periods of the fiscal year ended February 29, 2016, including the quarter ended August 31, 2015, included herein.

Except for the restated financial statements included herein; additional language added to Note 1 of the consolidated unaudited financial statements included herein (the “Financial Statements”) under “Principles of Consolidation”; new Note 2 to the Financial Statements; updates to the numbering of the other footnotes in the Financial Statements in connection with the addition of Note 2; removal of prior Note 7 to the Financial Statements; updates to the “Results of Operations” section of this filing to correspond to the restated Financial Statements; updates to the “Unregistered Sales of Equity Securities and Use of Proceeds” section, to confirm the exemption relied upon for the issuance and sale of the securities described therein, and other minor corrections, changes and updates throughout this filing, this Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to the Original Filing and does not modify or update in any way disclosures made in the Original Filing.

This Amendment replaces and supersedes the Original Filing and readers should disregard the Original Filing in its entirety.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

 (Unaudited)

	(Restated) August 31, 2015	(Restated) February 28, 2015

Assets
Current Assets
Cash	$20,367	$226,412
Note receivable	15,000	15,000
Prepaid expenses and other current assets	75,221	68,159
Security deposits	13,206	13,206
Total current assets	123,794	322,777

Investments	56,000	—
Dividends receivable	881,587	881,587
Website development costs and intangible assets, net	1,468,063	189,235
Total assets	$2,529,444	$1,393,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$3,209,553	$2,387,833
Other current liabilities	18,773	139,750
Due to affiliates	—	—
Derivative liabilities - convertible promissory notes	186,514	287,149
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	620,733	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000	1,025,000
Other advances	50,000	68,000
Other notes payable	120,000	120,000
Shareholder loans	404,000	379,000
Notes payable	924,072	924,072
Total current liabilities	6,558,645	12,159,190

Convertible notes payable - long term, net of discount of $-0- and $-0-, respectively	2,963,303	—

Total liabilities	9,521,948	12,159,190

Stockholders’ Deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,884,611 and 2,216,014 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	18,846	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 262,200 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	3	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 239,200 and 217,600 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	2	2
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 981,800 and 838,800 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	10	8
Common stock, $.00001 par value; 500,000,000 shares authorized; 1,636,093 and 422,167 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	16	211
Additional paid-in-capital	85,430,304	78,228,898
Stock subscription receivable	(5,000)	(5,000)
Accumulated deficit	(92,914,934)	(89,011,873)
Total Monaker Group, Inc. stockholders’ deficit	(7,470,753)	(10,765,591)
Noncontrolling interest	478,249	—
Total stockholders’ deficit	(6,992,504)	(10,765,591)
Total liabilities and stockholders’ deficit	$2,529,444	$1,393,599

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	August 31,		August 31,
	2015	2014	2015	2014
Revenues	(Restated)		(Restated)

Travel and commission revenues	$149,267	$116,130	$485,360	$206,286
Real estate media revenue	—	290,215	—	545,016
Total revenues	149,267	406,345	485,360	751,302

Operating expenses
Cost of revenues	90,311	398,483	162,705	460,106
Technology and development	18,282	347,475	36,564	694,950
Salaries and benefits	405,820	668,763	694,298	1,250,634
Selling and promotions expense	3,147	64,125	3,263	194,028
General and administrative	412,391	552,526	660,440	1,357,497
Total operating expenses	929,951	2,031,372	1,557,270	3,957,215

Operating loss	(780,684)	(1,625,027)	(1,071,910)	(3,205,913)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(693,823)	(291,315)	(2,708,196)	(532,850)
Loss on conversion of debt	—	—	(224,000)	—
Gain (loss) on change in fair value of derivatives	133,896	27,770	100,635	1,143,567
Loss from proportionate share of investment in unconsolidated affiliate	—	—	—	—
Other income (expense)	(916)	5,748	(1,733)	166,084

Total other income (expense)	(560,843)	(257,797)	(2,833,294)	776,801

Net loss	$(1,341,527)	$(1,882,824)	$(3,905,204)	$(2,429,112)

Net loss attributable to the noncontrolling interest	2,143	429,016	2,143	805,653

Net loss attributable to Monaker Group, Inc.	$(1,339,384)	$(1,453,808)	$(3,903,061)	$(1,623,459)

Preferred Stock Dividend	—	(1,291)	—	(2,582)

Net loss attributable to Common Shareholders	$(1,339,384)	$(1,455,099)	$(3,903,061)	$(1,626,041)

Weighted average number of common shares outstanding	870,805	410,896	763,200	403,226

Basic and diluted net loss per share	$(1.54)	$(3.54)	$(5.11)	$(4.03)
Comprehensive loss:
Unrealized income(loss) on currency translation adjustment	—	7,675	—	(1,678)
Comprehensive loss	$(1,339,384)	$(1,447,424)	$(3,903,061)	$(1,627,719)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the six months ended

	(Restated)
	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net loss attributable to Monaker Group, Inc.	$(3,903,061)	$(1,623,459)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(2,143)	(805,653)
Loss from proportionate share of investment in unconsolidated affiliate	—	—
Amortization of intangibles	36,564	999,595
Amortization of debt discount	—	248,601
Stock based compensation and consulting fees	443,814	126,838
Loss on inducements to convert included in interest expense	1,656,418	—
Directors fees	—	200,000
Loss on inducement for conversion of debt	224,000	—
Gain on change in fair value of derivatives	(100,635)	(1,143,567)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	(26,772)
Decrease in prepaid expenses and other current assets	(7,063)	21,435
Increase in due to/from affiliates	—	—
Increase in accounts payable and accrued expenses	821,721	331,380
Decrease in other current liabilities	(120,977)	(9,285)
Net cash used in operating activities	(951,362)	(1,680,887)
Cash flows from investing activities:
Payments related to website development costs	(10,000)	(431,999)
Payments for computer equipment	—	(1,640)
Investment in Name Your Fee	75,000	—
Net cash provided by (used in) investing activities	65,000	(433,639)
Cash flows from financing activities:
Proceeds from convertible promissory notes	—	375,000
Principal payments against convertible promissory notes	(36,400)	—
Principal payments of other notes payable	—	(37,829)
Proceeds from shareholder loans	25,000	10,000
Proceeds from advances	57,000	—
Payments on other advances	(75,000)	—
Proceeds from issuance of series B preferred shares	—	200,000
Proceeds from issuance of series C preferred shares	25,000	—
Proceeds received in advance subscriptions	—	180,000
Proceeds from the issuance of common stock	684,717	1,134,776
Proceeds from the exercise of common stock warrants	—	157,680
Proceeds from the collection of stock subscription receivable	—	48,380
Net cash provided by financing activities	680,317	2,068,007

Effect of exchange rate changes on cash	—	1,678

Net decrease in cash	(206,045)	(44,841)

Cash at beginning of period	226,412	117,818
Cash at end of period	$20,367	$72,977
Supplemental disclosure:

Cash paid for interest	$133,977	$180,298

Non-cash transactions:

Shares issued for conversion of debt to equity	$3,207,950	$7,000

Common stock for investment	$56,000	$—

Common Stock – Acquisition of AoV contracts, Domains & platform	$400,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. (“Monaker” or the “Company”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through its Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and expects to be accelerating its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

(1)	Travel – which encompasses Maupintour (one of the oldest luxury tour operators in the United States) and NextTrip.com/Voyage.tv, a video and media website with thousands of hours of travel footage.

(2)	Employment – the NameYourFee.com website which allows recruiters to expand their reach of candidates to potential employers.

(3)	Home – via its Home & Away Club loyalty program and minority interest in Realbiz Media Group, Inc. (“RealBiz”), a publicly traded company.

The Company plans to accelerate targeted content utilizing video via digital platforms including satellite, cable, broadcast, broadband, web, print and the development of a Home & Away Mobile App.

We currently focus primarily on our travel segment and our planned expansion into the employment and Home/Membership services during the next quarter. The following is an overview of the 3 areas that currently have travel operations and/or the Company is imminently commencing promotion utilizing our media services.

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

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

At February 28, 2014, the Company owned a 61% interest in RealBiz Media Group, Inc. (“RealBiz”), which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% as a result of conversion of our Series A Preferred Stock into common stock of RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest in such entities. All inter-company balances and transactions have been eliminated. The 69% non-controlling interest in RealBiz at August 31, 2015 is represented by 1,016,400 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 115,392,851 shares of RealBiz common stock issued and outstanding as of August 31, 2015. The shares of RealBiz Series A Preferred Stock and common stock have been written down to zero ($0) to reflect the realizable value of this investment. In addition, the Company is owed in excess of $10 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefit of or on behalf of RealBiz. The net receivable from RealBiz has been written down to zero ($0) to reflect the net realizable value of the asset.

Noncontrolling Interest and Investment in Unconsolidated Affiliates

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. The Company consolidated its 51% interest in Name Your Fee, LLC during the six months ended August 31, 2015, which was exchanged for our debt. Investments in unconsolidated affiliates are accounted for by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock of an entity gives it the ability to exercise significant influence over the operating and financial policies of the investee, which is presumed to be the case when the Company holds 20% to 50% of the voting stock of, or can otherwise demonstrate significant influence over, the investee. Unconsolidated affiliate companies in which the Company does not have significant influence and owns less than 20% of the voting stock are accounted for using the cost method. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down if and when the carrying amount is considered to be permanently impaired.

Deconsolidation

The Company prepares its consolidated financial statements on the accrual basis of accounting consistent with accounting principles generally accepted in the United States of America (“GAAP”). In accordance with accounting guidance for consolidation, prior to the Deconsolidation Date of October 31, 2014, the accompanying consolidated financial statements present the consolidated results of the Company including its investment in RealBiz. On the deconsolidation date, in accordance with ASC 810-10-50-1B and the voting interest model, which basically requires that an entity consolidate another entity if it owns a majority (greater than 50%) of that other entity. Monaker commenced accounting for its investments in RealBiz in accordance with the equity method of accounting as of the Deconsolidation Date.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company’s allowance for doubtful accounts was $-0- and $-0- at August 31, 2015 and February 28, 2015, respectively.

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

For the six months ended August 31, 2015 and August 31, 2014, the Company did not incur depreciation expense.

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the six months ended August 31, 2015 and 2014, respectively. Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $36,564 and $999,595 for the six months ended August 31, 2015 and 2014, respectively.

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

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 2 – Restatement of Previously Issued Financial Statements

Background

In June 2016, in connection with the preparation of the Company’s consolidated annual financial statements for the fiscal year ended February 29, 2016, certain errors related to the Company’s accounting treatment with its deconsolidated affiliate relating to amounts due to affiliates were identified.

Due to these errors, as further described below, and based upon the recommendation of management, the Company’s Board of Directors determined on June 15, 2016 that the Company’s previously issued audited financial statements for the year ended February 28, 2015, should no longer be relied upon. As a result of the foregoing, the Company has restated its consolidated financial statements for the fiscal year ended February 28, 2015, and the quarter ended May 31, 2015, and will be restating its consolidated financial statements for the other two quarterly periods of the fiscal year ended February 29, 2016 including the quarter ended August 31, 2015, included herein.

Accounting Adjustments

The following is a discussion of the significant accounting adjustments that were made to the Company’s historical consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheet

	As Previously Reported August 31, 2015	Restatement / Adjustment		As Restated August 31, 2015
Assets
Current Assets
Cash	$20,367	$		$20,367
Notes receivable	15,000			15,000
Prepaid expenses and other current assets	88,690		(13,469)	75,221
Security deposits	—		13,206	13,206
Total current assets	124,057		(263)	123,794
Investments	4,828,766		(4,772,766)	56,000
Dividends receivable	881,587			881,587
Website development costs and intangible assets, net	1,068,063		400,000	1,468,063
Total assets	$6,902,473		(4,373,029)	$2,529,444

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,567,901		$641,652	$3,209,553
Other current liabilities	18,773			18,773
Due to affiliates	1,003,595		(1,003,595)	—
Derivative liabilities - convertible promissory notes	186,514			186,514
Convertible promissory notes, net of discount of $-0- and -$-0-, respectively	620,733			620,733
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	1,025,000			1,025,000
Other advances	50,000			50,000
Other notes payable	120,000			120,000
Shareholder loans	404,000			404,000
Notes payable	924,072			924,072
Total current liabilities	6,920,588		(361,943)	6,558,645
Convertible promissory notes payable-long term, net of discount of $-0- and -$-0-, respectively	2,963,303			2,963,303
Total liabilities	9,883,891		(361,943)	9,521,948

Stockholders’ Deficit
Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; 1,884,611 and 2,216,014 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	18,846			18,846
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 257,200 and 262,200 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	3			3
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 239,200 and 217,600 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	2			2
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 981,800 and 838,800 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	10			10
Common stock, $.00001 par value; 500,000,000 shares authorized; 1,636,093 and 442,167 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	16			16
Additional paid-in-capital	86,437,274		(1,006,970)	85,430,304
Stock subscription receivable	(5,000)			(5,000)
Accumulated deficit	(89,910,818)		(3,004,116)	(92,914,934)
Total Monaker Group, Inc. stockholders’ deficit	(3,459,667)		(4,011,086)	(7,470,753)
Noncontrolling interest	478,249			478,249
Total stockholders’ deficit	(2,981,418)		(4,011,086)	(6,992,504)
Total liabilities and stockholders’ deficit	$6,902,473		$(4,373,029)	$2,529,444

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three months ended

	As Previously Reported August 31, 2015	Restatement/ Adjustment		As Restated August 31, 2015
Revenues
Travel and commission revenues	$149,267	$		$149,267
Real estate media revenue	—			—
Total revenues	149,267			149,267
Operating expenses
Cost of revenues	90,311			90,311
Technology and development	18,282			18,282
Salaries and benefits	405,820			405,820
Selling and promotions expense	3,147			3,147
General and administrative	412,391			412,391
Total operating expenses	929,951			929,951

Operating loss	(780,684)			(780,684)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(47,879)		(645,944)	(693,823)
Loss on conversion of debt	—			—
Gain (loss) on change in fair value of derivatives	133,896			133,896
Loss from proportionate share of investment in unconsolidated affiliate	(414,800)		414,800	—
Other income (expense)	(916)			(916)
Total other income (expense)	(329,699)		(231,144)	(560,843)

Net income (loss)	(1,110,383)		(231,144)	(1,341,527)
Net loss attributable to the noncontrolling interest	2,143			2,143
Net loss attributable to Monaker Group, Inc.	$(1,108,240)		$(231,144)	$(1,339,384)
Preferred Stock Dividend	—			—
Net loss attributable to Common Shareholders	$(1,108,240)		$(231,144)	$(1,339,384)
Weighted average number of shares outstanding	1,606,641		(736,436)	870,205
Basic and diluted net loss per share	$(0.69)		$(0.85)	$(1.54)
Comprehensive loss
Unrealized income (loss) on currency translation adjustment	—			—
Comprehensive loss	$(1,108,240)		$(231,144)	$(1,339,384)

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the six months ended

	As Previously
	Reported	Restatement/	As Restated
	August 31, 2015	Adjustment	August 31, 2015
Revenues
Travel and commission revenues	$485,360	$	$485,360
Real estate media revenue	—		—
Total revenues	485,360		485,360
Operating expenses
Cost of revenues	162,705		162,705
Technology and development	36,564		36,564
Salaries and benefits	694,298		694,298
Selling and promotions expense	3,263		3,263
General and administrative	660,440		660,440
Total operating expenses	1,557,270		1,557,270

Operating loss	(1,071,910)		(1,071,910)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(1,879,105)	(829,091)	(2,708,196)
Loss on conversion of debt	(224,000)		(224,000)
Gain (loss) on change in fair value of derivatives	100,635		100,635
Loss from proportionate share of investment in unconsolidated affiliate	(758,231)	758,231	—
Other income (expense)	(1,733)		(1,733)
Total other income (expense)	(2,762,434)	(70,860)	(2,833,294)

Net income (loss)	(3,834,344)	(70,860)	(3,905,204)
Net loss attributable to the noncontrolling interest	2,143		2,143
Net loss attributable to Monaker Group, Inc.	$(3,832,201)	$(70,860)	$(3,903,061)
Preferred Stock Dividend	—		—
Net loss attributable to Common Shareholders	$(3,832,201)	$(70,860)	$(3,903,061)
Weighted average number of shares outstanding	1,094,985	(331,785)	763,200
Basic and diluted net loss per share	$(3.50)	$(1.61)	$(5.11)
Comprehensive loss
Unrealized income (loss) on currency translation adjustment	—		—
Comprehensive loss	$(3,832,201)	$(70,860)	$(3,903,061)

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended

	As Previously Reported August 31, 2015	Restatement/ Adjustment		As Restated August 31, 2015
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(3,832,201)		$(70,860)	$(3,903,061)
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiaries	(2,143)			(2,143)
Loss on proportionate share of investment in unconsolidated affiliate	758,231		(758,231)	—
Amortization of intangibles and depreciation	36,564			36,564
Stock based compensation and consulting fees	295,594		148,220	443,814
Loss on inducements to convert included in interest expense	1,656,418			1,656,418
Loss on debt conversion	224,000			224,000
Loss (gain) on change in fair value of derivatives	(100,635)			(100,635)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(7,325)		262	(7,063)
Decrease in due to/from affiliates	(134,460)		134,460	—
Increase in accounts payable and accrued expenses	180,068		641,653	821,721
Increase (decrease) in other current liabilities	(28,477)		(92,500)	(120,977)
Net cash used in operating activities	(954,366)		3,004	(951,362)

Cash flows from investing activities:
Payments related to website development costs	(10,000)			(10,000)
Payments for computer equipment	—			—
Investment in Name Your Fee	—		75,000	75,000
Net cash provided by (used in) investing activities	(10,000)		75,000	65,000

Cash flows from financing activities:
Principal payments against convertible promissory notes	(36,400)			(36,400)
Proceeds from shareholder loans	25,000			25,000
Proceeds from advances	—		57,000	57,000
Payments on other advances	—		(75,000)	(75,000)
Proceeds received for capital contribution for Name Your Fee	75,000		(75,000)	—
Proceeds from issuance of series C preferred shares	10,000		15,000	25,000
Proceeds received in advance subscriptions	—			—
Proceeds from issuance of common stock	595,996		88,721	684,717
Proceeds from exercise of common stock warrants	88,725		(88,725)	—
Net cash provided by investing activities	758,321		(78,004)	680,317
Net decrease in cash	(206,045)			(206,045)
Cash at beginning of period	226,412			226,412
Cash at end of period	$20,367	$		$20,367

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 3 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $92,914,934, a working capital deficit of $6,434,851 at August 31, 2015, a net loss for the six months ended August 31, 2015 of $3,905,204 and cash used in operations during the six months ended August 31, 2015 of $951,362. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this going concern are as follows: The Company will continue to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which should increase value to advertisers and result in higher advertising rates and revenues.

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

On October 31, 2014 (“Deconsolidation Date”), Monaker and RealBiz deconsolidated their financial statements since the investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz common shares. The financial statements as of February 28, 2015 include consolidated balances of RealBiz through October 31, 2014. During the six months ended August 31, 2015, Monaker recorded our allocated portions totaling $-0- of RealBiz’s net loss of $2,471,552. Monaker continues to own RealBiz Preferred Series A stock and, through August 31, 2015, although the two companies shared similar Directors, the companies are operating independently.

At August 31, 2015, RealBiz Media Group, Inc. had current assets of approximately $400,000, total assets of approximately $3,000,000, current liabilities of approximately $2,600,000 and total liabilities of approximately $3,300,000. For the six months ended August 31, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $600,000 and a net loss of approximately $2,500,000.

Note 6 – Property and Equipment

At August 31, 2015, the Company did not have any property and equipment.

Note 7 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of August 31, 2015:

	August 31, 2015
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Website platform	3.8 years	$400,000	$—	$400,000
Website development costs	1.0 years	635,755	629,478	6,277
H & A Club Portal	2.9 years	181,730	35,336	146,394
Name Your Fee Website (not placed in service)	3.0 years	915,392	—	915,392
		$2,132,877	$664,814	$1,468,063

On May 14, 2015, the Company signed a Joint Venture Agreement with Jasper Group Holdings, Inc. for the limited purpose of utilizing and developing the NameYourFee.com website and such other businesses as the partners may agree upon in writing. The Company received a 51% capital interest and 50% of the future profits and issued 100,000 of its Series D Preferred Stock at a value of $500,000, based on its stated value of $5 per share. Upon the consolidation of Name Your Fee, LLC for the six months ended August 31, 2015, the Company has capitalized $915,392 of costs associated with the Name Your Fee employment website that has not been placed into service.

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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
$924,072

Interest charged to operations relating to the above notes was $10,940 and $34,525, respectively for the six months ended August 31, 2015 and 2014. As of August 31, 2015, the Company has not made payments on the above obligations, accrued interest at August 31, 2015 is $250,563. The Company is in default of the above notes with the exception of the first note with a principal balance of $510,000.

Note 9 – Other Notes Payable

The following table sets forth the other notes payable as of August 31, 2015:

Principal
Related parties:

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged this to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option- pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of October 31, 2015 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. The Company has made the following principal payments: $20,000 on August 15, 2013, $25,000 on October 1, 2013 and $25,000 on October 23, 2014, leaving a remaining principal balance of $50,000.	50,000

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a nine year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value. The Company is in default of this note.	20,000
$70,000

Interest charged to operations relating to the above notes was $5,125 and $7,156 respectively for the six months ended August 31, 2015 and 2014. As of August 31, 2015, the Company has not made payments on the above obligations; accrued interest at August 31, 2015 is $47,686.

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 10 – Other Advances

Related Party

On April 13, 2011, the Company, as part of a shareholder loan conversion agreement, included the conversion of $98,000 of related party advances and the issuance of 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. On April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note. This conversion was applied against a principal balance of $186,000 leaving a balance due of $18,000. During the six months ended August 31, 2015, the remaining principal balance of $18,000 was converted into the common stock of our former consolidated subsidiary, RealBiz, as part of an exchange agreement between the Company and the debt holder. In order to issue RealBiz common stock, we convert our investment of Series A Preferred stock into common stock of RealBiz and then exchange those shares for debt.

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

Note 12 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. During the six months ended August 31, 2015 and 2014, the Company recognized interest expense of $2,517,693 and $532,850, respectively. The table below summarizes the convertible promissory notes as of August 31, 2015.

	August 31, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$6,828,386	$1,025,000	$7,853,386
Additions:
Proceeds received from note issuances	—	—	—
Fees	—	—	—
	—	—	—
Subtractions:
Conversion to common shares	3,207,950	—	3,207,950
Principal repayments	36,400	—	36,400
	3,244,350	—	3,244,350
Ending balance	$3,584,036	$1,025,000	$4,609,036
Carrying Value
Total convertible promissory notes	$3,584,036	$1,025,000	$4,609,036
Less: current portion	620,733	1,025,000	1,645,733
Long term portion	$2,963,303	$—	$2,963,303
Principal past due and in default	$343,151	$—	$343,151

During the six months ended August 31, 2015, the Company:

•	Recorded debt discount amortization expense in the amount of $0.

•	Made $36,400 in principal payments against outstanding convertible promissory notes.

•	Executed a conversion of $107,950 of principal into 104,000 shares of the Company’s common stock.

•	Issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and issued 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

When our shareholders elect to convert to common stock of RealBiz, we convert our Series A Preferred stock investment of RealBiz into common stock of RealBiz and then exchange those shares for our preferred stock.

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company, elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of (a) $0.50 per share or (b) at the lowest price the Company has issued stock as part of a financing. Additionally, the holders of Series A Preferred Stock may by written notice to the Company, convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its’ subsidiaries, at a rate of $0.50 of debt for each share of Series A Preferred Stock. On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock. Furthermore, the amendment allows for conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock. On February 28, 2014, the Company’s Preferred Series A shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to a fixed price of $0.01.

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

During the six months ended August 31, 2015, the Company:

•	Converted 331,403 shares of Series A Preferred stock, at a carrying value of $331,403, into 3,314,030 shares of common stock of our former consolidated subsidiary RealBiz at agreed upon conversion terms.

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

During the six months ended August 31, 2015, the Company:

•	Issued 15,000 shares of Series B Preferred Stock for proceeds received in prior year valued at $75,000.

•	Converted 20,000 shares of Series B Preferred Stock into RealBiz, upon investor’s request, issuing 2,000,000 shares of RealBiz Media Group, Inc. common stock with a total carrying value of $100,000.

Dividends in arrears on the outstanding preferred shares total $538,652 as of August 31, 2015. The Company had 257,200 shares issued and outstanding as of August 31, 2015.

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). On July 9, 2014, Monaker filed (i) an Amendment to its Series C Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25. The holders of Series C Preferred stock may elect to convert all of any part of such holder’s shares into the Company’s common stock at $0.25 per share or into shares of RealBiz Media’s common stock at $0.10 per share.

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

During the six months ended August 31, 2015, the Company:

•	Issued 2,000 shares of its Series C Preferred Stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received $10,000 in cash proceeds.

•	Issued 3,500 shares of its Series C Preferred Stock along with 4,500 one (1) year common stock warrants with an exercise price of $2.50 for $17,500 of proceeds received from prior year advances.

•	Issued 13,000 shares of Series C Preferred Stock and 6,000 one (1) year warrants with an exercise price of $0.50 to recipients for consulting services valued at $73,138.

•	Issued 26,000 shares of Series C Preferred Stock for a deferred compensation settlement with the former Chief Financial Officer of RealBiz Media Group, Inc., our former consolidated subsidiary.

•	Converted 22,100 shares of Series C Preferred Stock into 960,000 shares of common stock of our former consolidated subsidiary RealBiz Media Group, Inc. at the agreed upon conversion terms.

Dividends in arrears on the outstanding preferred shares total $128,233 as of August 31, 2015. The Company had 239,200 shares issued and outstanding as of August 31, 2015.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). On July 9, 2014, the Company filed (i) an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $5.00 to a new conversion price of $0.25. The holders of Series D Preferred stock may elect to convert all of any part of such holder’s shares into the Company’s common stock at $0.25 per share or into shares of RealBiz Media’s common stock at $0.15 per share.

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

During the six months ended August 31, 2015, the Company:

•	Issued 60,000 shares of Series D Preferred Stock for the benefit of an Asset Purchase Agreement the Company assigned to its former consolidated subsidiary, RealBiz, valued at $400,000. The value assigned to the asset purchase agreement was based upon the fair market value of RealBiz’s common stock on the date of the agreement as if all 60,000 shares were converted to RealBiz common stock.

•	Issued 100,000 shares of Series D Preferred stock for the benefit of a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida Limited Liability Company called Name Your Fee, LLC. As stated in the agreement, ownership of the Company is at 51% for Monaker(“Monaker”) f/k/a Next 1 Interactive, Inc. and 49% for Jasper. Monaker will issue to Jasper 100,000 Preferred Series D shares at a stated value of $5 per share for a total of $500,000 as its contribution. Jasper is contributing $75,000, advancing $75,000 to RealBiz Media Group, Inc., (a former consolidated subsidiary of the Company) and the assets of the website (Name Your Fee) together with associated technology.

•	Converted 52,000 shares of Series D Preferred Stock, upon investor request, into 563,610 shares of RealBiz Media Group, Inc. with a carrying value of $85,000.

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

•	Issued 35,000 shares of Series D Preferred Stock for subscription.

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

During the six months ended August 31, 2015, the Company:

•	Issued 355,549 shares of its common stock along with 190,840 one year common stock warrants with an exercise price between $0.50 and $12.50 for cash proceeds of $595,996.

•	Issued 69,500 shares of its common stock upon the exercise of 69,500 common stock warrants for cash proceeds of $88,725.

•	Issued 104,000 shares of its common stock in satisfaction of $107,950 in principal of convertible promissory notes in accordance with the terms of the notes.

•	Issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and granted 30,000 one (1) year common stock warrants with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

•	Issued 20,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. (“Launch 360), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

•	Issued 9,586 shares of its common stock valued at $35,737 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

•	Issued 35,291 shares of its common stock valued at $150,217 and 22,291 one (1) year common stock warrants with an exercise price of $1.25 per share valued at $36,502 for a total amount of $186,719 for consulting services rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.40%, dividend yield of -0-%, volatility factor of 207.55% and expected life of one year.

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

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Common Stock Options

At August 31, 2015, there were 81 options outstanding with a weighted average exercise price of $362.50 and weighted average life of 6.09 years. During the six months ended August 31, 2015, no options were granted or exercised. Under the Monaker Group, Inc. 2009 Incentive Compensation Plan there are 99 shares of common stock that are reserved for future issuances.

Compensation expense relating to stock options granted during the six months ended August 31, 2015 and 2014, was $-0-.

Note 14 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the six months ended August 31, 2015 and 2014 was $72,237 and $69,237 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

Our future minimum rental payments through February 28, 2016 are $65,455, consisting of rent expenditure of $48,455 offset by our tenant contribution of $17,000.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current		Long Term
			FY 2018
			And
	FY 2016	FY 2017	thereafter	Totals
Consulting	$76,065	$152,130	$304,260	$532,455
Leases	50,516	3,091	-0-	53,607
Other	210,953	31,764	663,528	906,245
Totals	$337,534	$186,985	$967,788	$1,492,307

Legal Matters

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, vendor matters, and other related claims. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the liabilities as of August 31, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	August 31,	Identical Assets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)

Convertible promissory note with embedded conversion option	$186,514	$—	$—	$186,514
Total	$186,514	$—	$—	$186,514

The following table sets forth a summary of changes in fair value of our derivative liabilities for the six months ended August 31, 2015:

August 31, 2015
Beginning balance	$287,149
Change in fair value of embedded conversion feature of:
Gain on change in fair value of derivatives on convertible promissory notes	(100,635)
Ending balance	$186,514

Monaker Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 17 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During September 2015, the Company:

•	received $25,000 in proceeds and issued 10,000 shares of common stock and 40,000 one year common stock warrants with an exercise price of $0.10.

•	received $250,000 in proceeds as part of a subscription for 100,000 shares of common stock and 100,000 one year common stock warrants with an exercise price of $1.50.

•	received $75,000 in relation to the negotiation of a dividend agreement with RealBiz.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2015 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,”“believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements”. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward- looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

Overview

We are a media based company utilizing video as a key driver to create consumer awareness of products and opportunities in the travel, home and employment sectors. To further loyalty and long term relationships we have created a membership reward programs and multiple business associations and partnerships. Additionally we hold a 51% majority ownership in Name Your Fee, LLC for the employment segment, a minority interest in RealBiz Media Group, Inc. a publicly traded real estate media company (“RealBiz”), servicing the real estate segment and a 10% ownership in R&R Television Network a company services the lifestyle industry. The Company’s mission has been to both create and acquire travel, employment and real estate video content that can be delivered on any screen (Television, web and mobile), all with interactive advertising and transactional shopping components designed to engage and enable viewers to request information, make purchases and get an in-depth look at products and services all through their device of choice. Since our deconsolidation of RealBiz, our only operational segment is our travel segment.

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

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2015 Compared to the Three Months Ended August 31, 2014

Revenues

Our total revenues decreased 63% to $149,267 for the three months ended August 31, 2015, compared to $406,345 for the three months ended August 31, 2014, a decrease of $257,078. The decrease is mainly due to the deconsolidation of our former consolidated subsidiary RealBiz and no longer includes the revenue of RealBiz, which was partially offset by the receipt of deferred revenue.

Revenues from the travel segment increased 29% to $149,267 for the three months ended August 31, 2015, compared to $116,130 for the three months ended August 31, 2014, an increase of $33,137. The increase is attributable to an increase in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from the RealBiz real estate media decreased 100% to $0 for the three months ended August 31, 2015, compared to $290,215 for the three months ended August 31, 2014, a decrease of $290,215 due to the deconsolidation of our former consolidated subsidiary RealBiz and no longer including the revenue of RealBiz.

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

Other Income (Expenses)

Interest expense increased 138% to $693,823 for three months ended August 31, 2015, compared to $291,315 for the three months ended August 31, 2014, an increase of $402,508 primarily due to the inducement expense of converting a debt holder into common shares and warrants as discussed in Note 13. Gain on change in fair value of derivatives increased 382% to $133,896 for the three months ended August 31, 2015, compared to $27,770 for the three months ended August, 31, 2014, an increase of $106,126 primarily due to change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options.

Net Loss

We had a net loss of $1,341,527 for the three months ended August 31, 2015, compared to a net loss of $1,882,824 for the three months ended August 31, 2014, a decrease of $541,297. The decrease in loss from 2014 to 2015 was primarily a result of the deconsolidation of our former consolidated subsidiary RealBiz Media Group, Inc.

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

Revenues from the RealBiz real estate media decreased 100% to $0 for the six months ended August 31, 2015, compared to $545,016 for the six months ended August 31, 2014, a decrease of $545,016 due to the deconsolidation of our former consolidated subsidiary RealBiz and no longer including the revenue of RealBiz.

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

Other Income (Expenses)

Interest expense increased 408% to $2,708,196 for the six months ended August 31, 2015, compared to $532,850 for the six months ended August 31, 2014, an increase of $2,175,346, primarily due to the inducement expense of converting a debt holder to common shares and warrants as disclosed in Note 13. Loss on conversion of debt increased 100% to $224,000 for the six months ended August 31, 2015, compared to $0 for the six months ended August 31, 2014, a loss due primarily to the inducement expense of converting a debt and equity holder into common shares. Gain on change in fair value of derivatives decreased 91% to $100,635 for the six months ended August 31, 2015, compared to $1,143,567 for the six months ended August, 31, 2014, a decrease of $1,042,932 primarily due to change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options. Other income (expense) decreased 101% to a $1,733 loss for the six months ended August 31, 2015, compared to a $166,084 gain for the six months ended August, 31, 2014, a decrease of $167,817 primarily due to non-recurring expenses resulting from the deconsolidation of our former consolidated subsidiary RealBiz.

Net Loss

We had a net loss of $3,905,204 for the six months ended August 31, 2015, compared to a net loss of $2,429,112 for the six months ended August 31, 2014, an increase of $1,479,092. The 61% increase in loss from 2014 to 2015 was primarily due to an increase of $2,175,346 in interest expense including loss on inducement expense on conversion of debt, an increase of $224,000 in the loss on conversion of debt, and an increase of $167,817 in other expenses which were offset by a decrease in the gain on change in fair value of derivatives of $1,042,932 and a decrease in operating loss of $2,134,003.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current		Long Term
			FY 2018
			And
	FY 2016	FY 2017	thereafter	Totals
Consulting	$76,065	$152,130	$304,260	$532,455
Leases	50,516	3,091	-0-	53,607
Other	210,953	31,764	663,528	906,245
Totals	$337,534	$186,985	$967,788	$1,492,307

Liquidity and Capital Resources

At August 31, 2015, we had $20,367 cash on-hand, a decrease of $206,045 from $226,412 at the start of fiscal 2016. The decrease in cash was due primarily to operating expenses, website development costs and advances to affiliates.

Net cash used in operating activities was $951,362 for the six months ended August 31, 2015, a decrease of $729,525 from $1,680,887 used during the six months ended August 31, 2014. This decrease was primarily due to an increase in loss on inducement to convert included in interest expense, a decrease in the gain on change in fair value of derivatives, a decrease in the non-controlling interest in loss of consolidated subsidiaries, an increase in loss on debt conversions, an increase in stock based compensation, offset by increases in net loss and to a lesser extent a decrease in the amortization of intangibles, a decrease in amortization of debt, a decrease in directors fees, a decrease in accounts payable and accrued expenses.

Net cash provided by investing activities increased to $65,000 for the six months ended August 31, 2015, compared to $433,639 used in investing activities for the six months ended August 31, 2014, an increase of $498,639 primarily due to website development costs incurred in the prior year.

Net cash provided by financing activities decreased by $1,387,690 to $680,317, for the six months ended August 31, 2015, compared to $2,068,007 for the six months ended August 31, 2014. This decrease was primarily due to the decrease of proceeds from convertible notes of $375,000, net decrease of proceeds in the issuance of common stock of $450,059 and proceeds received in advance subscriptions of $200,000.

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

Since our inception, we have funded our operations with the proceeds from the private equity financings. We have issued these shares without registration in private placements under Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) afforded the Company. The shares were sold solely to “accredited investors” as that term is defined in the Securities Act. Currently, revenues provide less than 20% of our cash requirements. The remaining cash need is derived from raising additional capital. The current monthly cash burn rate is approximately $200,000, with the expectation of profitability by the end of fiscal 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2015, the Company:

•	Issued 355,549 shares of its common stock along with 190,840 one year common stock warrants with an exercise price between $0.50 and $12.50 per share for cash proceeds of $595,996.

•	Issued 69,500 shares of its common stock upon the exercise of 69,500 common stock warrants for cash proceeds of $88,725.

•	Issued 2,000 shares of its Series C Preferred Stock along with 2,000 one (1) year common stock warrants with an exercise price of $2.50 and received 10,000 in cash proceeds.

•	Issued 3,500 shares of its Series C Preferred Stock along with 4,500 one (1) year common stock warrants with an exercise price of $2.50 for $17,500 of proceeds received from prior year advances.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

There is no other information required to be disclosed under this item, which was not previously disclosed.

Item 6. Exhibits.

Exhibit No. Description

31.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of Monaker Group, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Monaker Group, Inc.’s Quarterly Report on Form 10-Q/A for the six months ended August 31, 2015 filed October 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: October 17, 2016	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 17, 2016	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting Officer)

