Form 10-Q
period 2016-08-31
Monaker Group, Inc.
filed 2016-10-18
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2016

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

As of October 12, 2016, there were 8,992,329 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)
	August 31,	February 29,
	2016	2016
Assets
Current Assets
Cash	$301,727	$137,944
Notes receivable - short term	750,000	15,000
Prepaid expenses and other current assets	66,379	50,848
Security deposits	10,000	13,206
Total current assets	1,128,106	216,998

Investment in unconsolidated affiliate	56,000	56,000
Website Development costs and intangible assets, net	1,712,909	2,625,086
Total assets	$2,897,015	$2,898,084

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$349,765	$588,513
Other current liabilities	92,288	60,570
Convertible promissory notes, net of discount of $0 and $0, respectively	1,409,326	1,658,908
Other notes payable	1,008,359	15,919
Notes payable - current portion	573,842	711,784
Total current liabilities	3,433,580	3,035,694

Total liabilities	3,433,580	3,035,694

Stockholders’ deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,869,611 and 1,869,611 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively	18,696	18,696
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 125,200 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively	—-	1
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 13,100 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively	—	—
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 132,156 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively	—	2
Common stock, $.00001 par value; 500,000,000 shares authorized; 8,482,568 and 6,686,540 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively	85	67
Additional paid-in-capital	95,039,978	92,925,589
Accumulated deficit	(95,595,324)	(93,562,357)
Total Monaker Group, Inc. stockholders’ deficit	(536,565)	(618,002)
Noncontrolling interest	—	480,392
Total stockholders’ deficit	(536,565)	(137,610)
Total liabilities and stockholders’ deficit	$2,897,015	$2,898,084

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the six months ended
		(Restated)		(Restated)
	August 31,	August 31,	August 31,	August 31,
	2016	2015	2016	2015
Revenues
Travel and commission revenues	$176,770	$149,267	$271,869	$485,360
Total revenues	176,770	149,267	271,869	485,360
Operating expenses
Cost of revenues	128,521	90,311	196,209	162,705
Technology and development	—	18,282	—	36,564
Salaries and benefits	381,739	405,820	891,681	694,298
Selling and promotions expense	22	3,147	29,448	3,263
General and administrative	375,252	412,391	1,326,451	660,440
Total operating expenses	885,534	929,951	2,443,789	1,557,270

Operating loss	(708,764)	(780,684)	(2,171,920)	(1,071,910)
Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(63,480)	(693,823)	(123,397)	(2,708,196)
Loss on conversion of debt	—	—	—	(224,000)
Gain on change in fair value of derivatives	—	133,896	—	100,635
(Loss) Gain on extinguishment of debt	(186,357)	—	97,943	—
Loss on legal settlement	(81,832)	—	(81,832)	—
Gain (loss) on sales of investments	133,808	—	245,958	—
Other income (expense)	281	(916)	281	(1,733)
Total other income (expense)	(197,580)	(560,843)	138,953	(2,833,294)

Net loss	$(906,344)	$(1,341,527)	$(2,032,967)	(3,905,204)

Net loss attributable to the noncontrolling interest	—	2,143	—	2,143

Net loss attributable to Monaker Group, Inc.	$(906,344)	$(1,339,384)	$(2,032,967)	(3,903,061)

Net loss attributable to common shareholders	$(906,344)	$(1,339,384)	$(2,032,967)	(3,903,061)

Weighted average number of common shares outstanding	7,874,298	870,805	7,454,850	763,200

Basic and diluted net loss per share	$(0.12)	$(1.54)	$(0.27)	(5.11)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended
		(Restated)
	August 31,	August 31,
	2016	2015
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(2,032,967)	$(3,903,061)

Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in loss of consolidated subsidiary	—	(2,143)
Gain on sale of consolidated affiliate	(245,958)	—
Amortization of intangibles and depreciation	414,897	36,564
Stock based compensation and consulting fees	307,923	443,814
Loss on inducements to convert included in interest expense	—	1,656,418
Loss on debt conversion	—	224,000
Gain on change in fair value of derivatives	—	(100,635)
Gain on extinguishment of debt	(97,943)	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(15,531)	(7,063)
Decrease in security deposits	3,206	—
(Increase) Decrease in accounts payable and accrued expenses	(230,866)	821,721
Increase in other current liabilities	(157,587)	(120,977)
Net cash used in operating activities	(2,054,826)	(951,362)

Cash flows from investing activities:
Payment related to website development costs	(276,730)	(10,000)
Investment in Name Your Fee	—	75,000
Net cash provided by (used in) investing activities	(276,730)	65,000

Cash flows from financing activities:
Principal payments against convertible promissory notes	(214,582)	(36,400)
Proceeds from shareholder loans	20,000	25,000
Payments on shareholder loans	(23,560)	—
Proceeds from advances	—	57,000
Proceeds from line of credit, net	996,000	—
Payments on other advances	—	(75,000)
Proceeds from issuance of preferred shares	—	25,000
Proceeds from issuance of common stock and warrants	1,717,481	684,717
Net cash provided by financing activities	2,495,339	680,317

Net increase (decrease) in cash	163,783	(206,045)

Cash at beginning of period	137,944	226,412

Cash at end of period	$301,727	$20,367

Supplemental disclosure:
Cash paid for interest	$143,616	$133,977

Non-cash transactions:
Settlement of accrued interest with stock	$14,000	$—
Shares/warrants issued for conversions of debt to equity	$75,000	$3,207,950
Common stock for investment	$—	$56,000
Series D Preferred for assets	$—	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, unites millions of travelers seeking ALR online with property owners and managers of over one million vacation rental properties located in over 120 countries around the world. As of August 31, 2016, we operated our online marketplace through 115 websites in 16 languages, with leading websites in Europe, Asia, South America and the United States. As of August 31, 2016, our global marketplace included approximately 100,000 paid listings on subscriptions and contracted with over 1.1 million listings under the performance based listing arrangement ALRs (described in greater detail below). As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

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

The platform is a combination of proprietary and licensed technology that connects and searches large travel suppliers as well as perishing and alternative lodging inventories to present to consumers comprehensive alternatives at the most inexpensive rates.

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

Monaker’s core holdings include NextTrip.com, and Maupintour.com along with platforms for vacation home rentals, timeshare rentals and discount travel. NextTrip.com is the primary website, where travel services are booked. The travel services include, but are not limited to: ALR, tours, activities/attractions, air, hotel and car rentals. Maupintour feeds into NextTrip.com by providing high-end tour packages and activities/attractions.

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

The results of operations for the six months ended August 31, 2016, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2017.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at August 31, 2016 and February 29, 2016.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company’s allowance for doubtful accounts was $0 and $0 at August 31, 2016 and February 29, 2016, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period. For the six months ended August 31, 2016 and the year ended February 29, 2016, the Company has capitalized costs associated with website development of $1,179,009 and $1,817,945, respectively, and accumulated amortization of $199,731 and $780,860, respectively.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the six months ended August 31, 2016 and the year ended February 29, 2016, all software has been placed in service and all costs associated with the software development have been expensed.

Impairment of Intangible Assets

The Company acquired contracts, website platforms and domains during the six months ended August 31, 2016 and the year ended February 29, 2016 in the amount of $0 and $1,588,000, respectively.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the six months ended August 31, 2016 and the year ended February 29, 2016, respectively. Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $215,166 and $164,615 for the six months ended August 31, 2016 and the year ended February 29, 2016, respectively.

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

Going Concern

As of August 31, 2016, and February 29, 2016, the Company had an accumulated deficit of $95,595,324 and $93,562,357, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2016, the Company had a working capital deficit of $2,305,474 and for the six months ended August 31, 2016, a net loss of $2,032,967 and cash used in operations of $2,054,826.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $350,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations. We believe that in the aggregate, we would require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2016 and February 29, 2016, we had $3,433,580 and $3,035,694, respectively, of current liabilities. These conditions raise substantial doubt of our ability to continue as a going concern. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Note 2 – Note Receivable

On December 22, 2014, the Company advanced $45,000 to a non-related third party debtor and signed a two year, six percent (6%) promissory note in the amount of $45,000. The entire principal balance of this note, together with all accrued and unpaid interest, is due and payable on December 31, 2016. The settlement of this note receivable was included in the disposal of Name Your Fee joint venture discussed more fully below.

Note 3 – Investment in Equity Instruments and Deconsolidation

On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida limited liability company named Name Your Fee, LLC. On April 20, 2015, the Company entered into a Joint Venture Agreement with Jasper to leverage its existing technology and develop www.NameYourFee.com which provides tools for employment agencies to market their services. The Company’s ownership in the Joint Venture was 51% and Jasper’s was 49%. The Company and Jasper shared in capital contributions as well as participated in the net profits of Name Your Fee, LLC while Jasper operated and ran the NameYourFee.com website. On May 15, 2015, the Company issued 100,000 shares of Series D Preferred Stock to Jasper at a stated value of $5 per share for a total value of $500,000, as required by the February 2, 2015 agreement. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement.

On May 16, 2016, the Company sold its 51% membership interest in Name Your Fee, LLC to a non-related third party for cancellation of $45,000 in notes receivable due to the Company and a promissory note from the purchaser in the amount of $750,000. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The outstanding principal amount of the note is due on June 15, 2018, provided that it is not in default.

On October 31, 2014 (the “Deconsolidation Date”), Monaker and RealBiz Media Group, Inc. (“RealBiz”) deconsolidated their financial statements since Monaker’s investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz shares of common stock. Since July 14, 2014, the holders of Series D Preferred Stock shares of the Company may elect to convert all or any part of such holder’s shares into common stock of the Company at the stated value of $12.50 per share on a one-for-one basis, or they may elect to convert the Series D Preferred Stock shares into shares of common stock of RealBiz stock at $0.15 per share. To honor the conversion of the Company’s Series D Preferred Stock shares into RealBiz shares of common stock, the Company redeems, one-for-one, shares of RealBiz Series A Preferred Stock shares held as investment and presents them to RealBiz for conversion into RealBiz common stock (on a one-for-one basis). When the converted RealBiz common stock shares are received by the Company, they are forwarded to the individual/entity requesting the conversion into shares of RealBiz restricted common stock.

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

At February 29, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 28% ownership of RealBiz. At August 31, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 8,126,630 shares of RealBiz common stock, representing 26% ownership of RealBiz. This interest, along with a net receivable balance due, has been written down to zero ($0) as of August 31, 2016 and February 29, 2016, to reflect the realizable value of this investment and asset.

Note 4 – Acquisitions and Dispositions

On October 26, 2015, the Company entered into a Plan of Merger Agreement with Always on Vacation, Inc. involving a merger of the Company’s then wholly-owned subsidiary, AOV Holding, Inc. (“AOV”), and Always On Vacation, Inc. which involved issuing 383,230 shares of AOV common stock to the stockholders of Always On Vacation, Inc., effectively cancelling each share of capital stock of Always On Vacation, Inc. As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e. contracts, domains, trademark and platform) owned by Always On Vacation, Inc. were assigned to Monaker. On January 23, 2016, the interest in Always On Vacation, Inc. (a media company) was sold through a Stock Purchase Agreement to an unrelated third party for $10 plus their assumption of liabilities of Always On Vacation, Inc.

On November 25, 2015, the Company entered into an Intellectual Property License to Corporation by Licensor Agreement with CJ Software, Inc. for an internet-based, real-time specialty booking engine developed to consolidate unused timeshare, fractional, and other specialty lodging rooms to be booked for nightly stays. Once this software/platform is fully operational, which it is not currently, the Company will pay CJ Software, Inc. the sum of $180,000 by way of the issuance of 45,000 shares of the Company’s common stock valued at $4.00 per share as a one-time lease payment for a perpetual, unrestricted, non-exclusive, worldwide, royalty free license to use the software. In addition, the Company will employ one of their employees as an employee of Monaker and another as a consultant.

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

Note 5 – Notes Payable

The following table sets forth the notes payable as of August 31, 2016 and February 29, 2016:

	Principal
	August 31, 2016	February 29, 2016
On September 6, 2011, the Company extended a note in the amount of $785,000, then in default, until February 1, 2013. Beginning on October 1, 2011, the Company was obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments was to be in cash and the remaining $600,000 was to be made in cash or common stock at the Company’s discretion. On February 15, 2012, the note-holder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by the purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company has assumed this note related to the sold entity and is attempting to negotiate a settlement of the assumed above-noted notes.	$573,842	$573,842

On August 16, 2004, the Company entered into a promissory note with an unrelated third party in the amount of $500,000. The note bears interest at 7% per year, matured in March 2011 and was payable in quarterly installments of $25,000. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company assumed this note related to the sold entity on June 24, 2016 and this promissory note was settled with full release for the amount of $40,000.	—	137,942
	$573,842	711,784

Note 6 – Other Notes Payable

The Company has a demand loan from In Room Retail, Inc. which is owned by William Kerby, CEO and Chairman of the Company with a stated interest rate of 6% per annum.	$12,359	$15,919
On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are due on June 15, 2017.	996,000	—
	$1,008,359	$15,919

Interest charged to operations relating to the above notes was $33,397 and $10,940, respectively, for the six months ended August 31, 2016 and 2015, and $14,242 for the year ended February 29, 2016.

Accrued interest as of August 31, 2016 and February 29, 2016 is $1,338 and $197,439, respectively.

Note 7 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from December 1, 2016 to September 30, 2017, and with a range of fixed and variable conversion features. Fixed conversion rates range from $5.00 to $5,000 per share. Variable conversion rates range from 50% of two (2) to ten (10) days of the average closing price of our common stock and all have been settled as of August 31, 2016. During the six months ended August 31, 2016 and 2015, the Company recognized interest expense of $90,000 and $113,385, respectively. The table below summarizes the convertible promissory notes as of August 31, 2016.

	August 31, 2016
	Non Related Party	Related Party	Total
Principal
Beginning balance February 29, 2016	$1,658,908	$—	$1,658,908
Additions:	—	—	—
	$1,658,908	$—	$1,658,908
Subtractions:	(249,582)	—	(249,582
Ending balance	$1,409,326	$—	$1,409,326

Debt Discount
Beginning balance	$—	$—	$—
Additions:	—	—	—
Incurred during the year	$—	$—	$—
Subtractions:
Amortized during the year	—	—	—
Ending balance	$—	$—	$—

Carrying Value
Total convertible promissory notes	$1,409,326	$—	$1,409,326
Adjustments	—	—	—
Carrying value	$1,409,326	$—	$1,409,326
Principal past due and in default	$—	$—	$—

During the six months ended August 31, 2016 and 2015, the Company recorded debt amortization expense in the amount of $0 and $0, respectively.

Accrued interest as of August 31, 2016 and February 29, 2016 is $0 and $199,987, respectively.

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

On August 26, 2016, we converted all of our outstanding Series B (110,200 shares), Series C (13,100 shares) and Series D (110,156 shares) Preferred Stock, into an aggregate of 444,712 shares of our common stock, pursuant to certain special conversion terms offered in connection therewith and the mandatory conversion terms thereof.

Additionally, stockholders holding 15,000 shares of our Series B Convertible Preferred Stock and 22,000 shares of our Series D Convertible Preferred Stock requested the conversion of such shares into 2,233,260 shares of RealBiz common stock. Pursuant to the customary practice of the Company and RealBiz, the Company first requested that RealBiz’s transfer agent, convert shares of RealBiz Preferred A, owned by the Company, into RealBiz common stock as provided by the RealBiz preferred share agreement. This request was denied by RealBiz and RealBiz’s transfer agent. The Company then requested that the Company’s transfer agent cancel the converted shares and that RealBiz’s transfer agent which is also Monaker’s transfer agent (American Stock Transfer) transfer shares of common stock of RealBiz held by the Company to such shareholders to satisfy the conversion obligations. To date, RealBiz has refused to recognize or effect the transfers. The Company has provided to RealBiz and American Stock Transfer all necessary documents and affidavits to execute the transfer and we are currently discussing filing a lawsuit against RealBiz and American Stock Transfer in an effort to force them to recognize and effect the requested transfers. The Preferred Stock Series B and D shares related to the conversion into RealBiz common shares have been retired and the number of shares of investment in RealBiz common stock have been reduced by 2,233,260 shares.

All Preferred Stock Series B, C and D shares have been retired.

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

Per the terms of the Amended and Restated Certificate of Designations, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

•	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
•	(a) $25.00 per share; or
•	(b) at the lowest price the Company has issued stock as part of a financing.

•	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $25.00 of debt for each share of Series A Preferred Stock.

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

On February 28, 2014, the Company’s Series A Preferred Stock shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to the lower of (a) a fixed price of $0.50 per share; and (b) the lowest price the Company has issued stock as part of a financing after January 1, 2006. Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock had certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock. However, the reset provision was removed thereby eliminating the derivative liability as of February 28, 2014. In accordance with ASC 815-40, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income or expense. The change in fair value of the Series A Preferred Stock derivative liability as of August 31, 2016 and February 29, 2016 resulted in non-operating income of $0 and $0, respectively.

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

During the six months ended August 31, 2016, there were no transactions with regards to Series A Preferred Stock shares.

Dividends in arrears on the outstanding Series A Preferred Stock shares total $846,768 and $838,275 as of August 31, 2016 and February 29, 2016, respectively. The Company had 1,869,611 shares of Series A Preferred Stock issued and outstanding as of August 31, 2016 and February 29, 2016.

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into:

•	common stock on a one for fifty basis, or
•	shares of RealBiz’s common stock at $0.05 per share.

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

During the six months ended August 31, 2016:

•	110,200 shares of Series B Preferred Stock were converted into 220,400 shares of common stock of Monaker at $2.50 per share, based on the $5 per share stated value of the Series B Preferred Stock.
•	15,000 shares of Series B Preferred Stock were converted into 1,500,000 shares of common stock of RealBiz at $0.05 per share, based on the $5 per share stated value of the Series B Preferred Stock.

Dividends in arrears on the outstanding Series B Preferred Stock total $0 and $182,782 as of August 31, 2016 and February 29, 2016, respectively. The Company had 0 and 125,200 shares of Series B Preferred Stock issued and outstanding as of August 31, 2016 and February 29, 2016, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). The holders of Series C preferred stock may elect to convert all or any part of such holder’s shares into:

•	common stock on a 2.5 for one basis, or
•	shares of RealBiz’s common stock at $0.10 per share.

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

During the six months ended August 31, 2016:

•	13,100 shares of Series C Preferred Stock were converted into 26,000 shares of common stock of Monaker at $250.00 per share, based on the $5 per share stated value of the Series C Preferred Stock.

Dividends in arrears on the outstanding Series C Preferred Stock shares total $0 and $8,915 as of August 31, 2016 and February 29, 2016, respectively. The Company had 0 and 13,100 Series C Preferred Stock shares issued and outstanding as of August 31, 2016 and February 29, 2016, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). The holders of Series D preferred stock may elect to convert all or any part of such holder’s shares into:

•	common stock on a 2.5 for one basis, or
•	shares of RealBiz common stock at $0.15 per share.

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

During the six months ended August 31, 2016:

•	110,156 shares of Series D Preferred Stock were converted into 198,312 shares of common stock of Monaker at $2.50 per share, based on the $5 per share stated value of the Series D Preferred Stock.
•	22,000 shares of Series D Preferred Stock were converted into 733,260 shares of common stock of RealBiz at $0.15 per share, based on the $5 per share stated value of the Series D Preferred Stock.

Dividends in arrears on the outstanding Series D Preferred Stock shares total $0 and $138,188 as of August 31, 2016 and February 29, 2016, respectively. The Company had 0 and 132,156 Series D Preferred Stock shares issued and outstanding as of August 31, 2016 and February 29, 2016, respectively.

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

During the six months ended August 31, 2016 the Company:

•	Sold 1,268,262 shares of common stock for $1,717,481 in proceeds in private transactions.
•	Issued 149,428 shares values at $307,923 for stock compensation.
•	Issued 60,000 shares for conversion of note payable and accrued interest of $89,000.

The Company had 8,482,568 and 6,686,540 shares of common stock issued and outstanding as of August 31, 2016 and February 29, 2016, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of August 31, 2016 and February 29, 2016, and changes in such warrants outstanding for the six months ended August 31, 2016:

	Warrants	Weighted Average Exercise
Outstanding, February 29, 2016	1,456,052	$1.56
Warrants granted	754,942	$0.46
Warrants exercised/forfeited/expired	(1,137,056)	$(0.66)
Outstanding, August 31, 2016	1,073,938	$1.78

Common stock issuable upon exercise of warrants	1,073,938	$1.78

At August 31, 2016, there were 1,073,938 warrants outstanding with a weighted average exercise price of $1.78 and weighted average life of 3.09 years. During the six months ended August 31, 2016, the Company granted 754,942 warrants – 67,942 warrants for consulting fees and 687,000 warrants with common stock subscriptions.

As of February 29, 2016 and February 28, 2015, the warrants have an intrinsic value of $0.

Common Stock Options

On October 28, 2009, the shareholders approved the Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.) 2009 Long-Term Incentive Plan (the “2009 Plan”) at the annual shareholders meeting. Under the 2009 Plan, 9,000 shares of common stock are reserved for issuance on the effective date of the 2009 Plan. In the fiscal year ending February 29, 2016 this plan was eliminated and the 4,050 ten (10) year stock options previously issued were cancelled. The options had an exercise price of $7.25 per share and an intrinsic value of $0.

Compensation expense relating to stock options granted during the six months ended August 31, 2016 and 2015, was $0.

Note 9 - Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. The rent for the six months ended August 31, 2016 and 2015 was $39,002 and $72,683, respectively.

Our future minimum rental payments through February 28, 2017 amount to $39,390.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2017	February 28, 2018	February 28, 2019 and thereafter	Totals
Leases	$40,420	$82,349	$68,959	$191,728
Other	641,355	180,247	360,000	1,181,602
Totals	$681,775	$262,596	$428,959	$1,373,330

Legal Matters

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, and other related claims and vendor matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. On July 7, 2016, RealBiz amended its Complaint to include a cause of action for tortious interference with contract relating to alleged actions undertaken by us in connection with an investor relations firm which RealBiz alleges they intended to retain. On September 20, 2016, RealBiz again amended its Complaint to voluntarily dismiss the cause of action for tortuous interference. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

On June 2, 2016, the Company paid an arbitration award of $81,572 ($73,959 plus interest of $7,613) to Twelfth Child Entertainment, LLC for a License Agreement settlement for rights to air programs regarding “Foreclosure to Fabulous” television programming on the Company’s previously owned media business that was sold on January 21, 2016. The Company absorbed this settlement as part of its partnership commitment with Launch Media 360 which is an investment of the Company.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Subscriptions

•	On September 8, 2016, we received $370,000 in proceeds and issued 148,000 shares of common stock and common stock warrants to purchase 148,000 shares of common stock expiring on September 7, 2017, with an exercise price of $2.50 per share.
•	On September 14, 2016, we received $20,000 in proceeds and issued 8,000 shares of common stock and common stock cashless warrants to purchase 24,000 shares of common stock expiring on February 20, 2017, with an exercise price of $1.50 per share.

Warrant Exercise

•	On September 8, 2016, we issued 2,084 shares of common stock in connection with a cashless warrant exercise.
•	On September 12, 2016, we issued 1,877 shares of common stock, in connection with a warrant exercise for consulting services valued at $2,016.
•	On September 21, 2016, we received $2,000 in proceeds and issued 4,000 shares of common stock in connection with a warrant exercise.

 Consulting Agreements

•	On September 1, 2016, we issued 150,000 shares of common stock and common stock cashless warrants to purchase 150,000 shares of common stock expiring on August 31, 2018, with an exercise price of $3.00 per share, in connection with an agreement for IR Services valued at $300,000.
•	On September 8, 2016, we issued 20,000 shares of common stock in connection with an agreement for Investor Relations (IR) Services valued at $40,000.
•	On September 14, 2016, we made a payment of $50,000 for services in connection with an IR agreement and issued 20,000 shares of common stock and common stock warrants to purchase 20,000 shares of common stock expiring on September 7, 2017, with an exercise price of $2.50 per share.

•	On September 15, 2016, we entered into a Marketing and Stock Exchange Agreement with Recruiter.com and in connection with this agreement, we issued 150,000 shares of common stock at a value of $225,000. In exchange Recruiter.com will provide marketing services and issue us 2,220 shares of Recruiter common stock representing a 1.5% ownership in Recruiter.com.

•	On September 19, 2016, we issued 5,800 shares of common stock in connection with a consulting agreement for IR Services valued at $116,000.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 23, 2016 are those that depend most heavily on these judgments and estimates. As of August 31, 2016, there had been no material changes to any of the critical accounting policies contained therein.

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest) and Voyages North America, LLC (72.5% interest).

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

•	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Overview

Monaker Group, Inc. and its subsidiaries have been amassing vacation home inventory in efforts to become one of the world’s largest online marketplaces for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, has the capacity of uniting millions of travelers seeking ALR online with property owners and managers of over one million vacation rental properties located in over 120 countries around the world. As of August 31, 2016, we operated our online marketplace through 115 websites in 16 languages, with leading websites in Europe, Asia, South America and the United States. As of August 31, 2016, our global marketplace included approximately 100,000 paid listings on subscriptions and we contracted with over 1.1 million listings under the performance based listing arrangement ALRs (described in greater detail below). As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

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

Additional holdings include a social media/discount travel platform and a 27% interest in RealBiz Media Group, Inc. (“RealBiz”) which was deconsolidated on October 31, 2014 and written off as of February 29, 2016 and February 28, 2015 as an unrealizable investment.

The Company owned approximately 27% of RealBiz Media Group, Inc. (“RealBiz”) as of August 31, 2016 which is represented by 44,470,101 shares of RealBiz Series A Preferred Stock and 8,126,630 shares of RealBiz common stock. In addition, the Company is owed in excess of $10 million dollars in funds as a net receivable balance due from RealBiz for amounts paid for the benefit of or on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) to reflect the realizable value of this investment and asset. On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. On July 7, 2016, RealBiz amended its Complaint to include a cause of action for tortious interference with contract relating to alleged actions undertaken by us in connection with an investor relations firm which RealBiz alleges they intended to retain. On September 20, 2016, RealBiz again amended its Complaint to voluntarily dismiss the cause of action for tortuous interference. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida limited liability company named Name Your Fee, LLC. On May 15, 2015, as required, the Company issued 100,000 shares of Series D Preferred Stock to Jasper at a stated value of $5 per share for a total value of $500,000. As stated in the agreement, Monaker received a 51% capital interest and Jasper received a 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The outstanding principal amount of note is due on June 15, 2018, provided that it is not in default.

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

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2016 Compared to the Three Months Ended August 31, 2015

Revenues

Our total revenues increased 18% to $176,770 for the three months ended August 31, 2016 compared to $149,267 for the three months ended August 31, 2015, an increase of $27,503. The increase in sales is mainly due to increased demand for our luxury tour operations in the summer months, which provides escorted and independent tours worldwide to upscale travelers. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until such time as it launches the new NextTrip.com platform.

Operating Expenses

Our operating expenses include costs of revenue, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 5% to $885,534 for the three months ended August 31, 2016, compared to $929,951 for the three months ended August 31, 2015, a decrease of $44,417. This decrease was mainly attributable to the decrease in (i) salaries, (ii) technology and development costs as costs incurred are for the development of the NextTrip.com and is being capitalized, (iii) general and administrative as overhead is reigned in and (iv) marketing expenses being deferred until the NextTrip.com website is fully released. These decrease were offset by an increase in cost of revenues related to the increase in revenues.

Other Income (Expenses)

Interest expense decreased 91% to $63,480 for the three months ended August 31, 2016, compared to $693,823 for three months ended August 31, 2015, a decrease of $ 630,343, which is primarily due to the reduction of notes payables from the sales of non-travel businesses and the settlement of promissory notes as well as the conversion of promissory notes to equity during the period ended August 31, 2016.

Gain on change in fair value of derivatives decreased to $0 for the three months ended August 31, 2016, compared to $133,896 for the three months ended August 31, 2015 due to the retirement of derivative instruments during the period ended August 31, 2016.

Loss on extinguishment of debt was $ 186,357 for the three months ended August 31, 2016, compared to $0 for the three months ended August 31, 2015. Loss on extinguishment of debt was in connection with honoring debt obligations related to an entity (Next 1 Network, Inc.) that was sold in January 2016.

Loss on legal settlements increased to $81,832 for the three months ended August 31, 2016, compared to $0 for the three months ended August 31, 2015, primarily due to the payment of an arbitration award on June 2, 2016.

Gain on sales of investment increased to $133,808 for the three months ended August 31, 2016, compared to $0 for three months ended August 31, 2015 due to the sale of the 51% membership interest in Name Your Fee, LLC.

Net Loss

We had a net loss $906,344 for the three months ended August 31, 2016, compared to a loss of $1,341,527 for the three months ended August 31, 2015, a decrease of $435,183 or 32%. The decrease in loss was primarily due to a decrease of $630,343 in interest expense which was offset by gain on sale of investments of $133,808 and other income and expense.

For the Six months Ended August 31, 2016 Compared to the Six months Ended August 31, 2015

Revenues

Our total revenues decreased 44% to $271,869 for the six months ended August 31, 2016 compared to $485,360 for the six months ended August 31, 2015, a decrease of $213,491. The decrease in sales is mainly due to a very week demand for our luxury tour products during the first quarter (quarter ended May 31, 2016) of $95,099 versus $336,093 for the quarter ended May 31, 2015. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until such time as it launches the new NextTrip.com platform.

Operating Expenses

Our operating expenses include costs of revenue, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses increased 57% to $2,443,789 for the six months ended August 31, 2016, compared to $1,557,270 for the six months ended August 31, 2015, an increase of $886,519. This increase was mainly attributable to the amortization of website development costs and intangibles and the addition of third party consultants working on the NextTrip.com platform.

Other Income (Expenses)

Interest expense decreased to $123,397 for the six months ended August 31, 2016, compared to interest expense of $2,708,196 for six months ended August 31, 2015, a decrease of $2,584,799, which is primarily due to the reduction of notes payables from the sales of non-travel businesses and the settlement of promissory notes as well as the conversion of promissory notes to equity during the period ended August 31, 2016.

Gain on change in fair value of derivatives decreased to $0 for the six months ended August 31, 2016, compared to $224,000 for the six months ended August 31, 2015 due to the retirement of derivative instruments during the period ended August 31, 2016.

Gain on extinguishment of debt was $97,943 for the six months ended August 31, 2016, compared to $0 for the six months ended August 31, 2015. Gain on extinguishment of debt was in connection with settlement of an outstanding debts for discounted amounts which were offset by honoring debt obligations related to an entity (Next 1 Network, Inc.) that was sold in January 2016.

Loss on legal settlements increased to $81,832 for the six months ended August 31, 2016, compared to $0 for the six months ended August 31, 2015, primarily due to the payment of an arbitration award on June 2, 2016.

Gain on sales of investment increased to $245,958 for the six months ended August 31, 2016, compared to $0 for six months ended August 31, 2015 due the sale of the 51% membership interest in Name Your Fee, LLC.

Net Loss

We had a net loss $2,032,967 for the six months ended August 31, 2016, compared to a loss of $3,905,204 for the six months ended August 31, 2015, a decrease of $1,872,237 or 48%. The decrease in loss was primarily due to a decrease of $2,584,799 in interest expense which was offset by $97,943 of gain on extinguishment of debt and $245,958 on gain on sale of investments.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	Fiscal Year End February 28, 2017	Fiscal Year End February 28, 2018	Fiscal Year End February 28, 2019 and thereafter	Totals
Leases	$40,420	$82,349	$68,959	$191,728
Other	641,355	180,247	360,000	1,181,602
Totals	$681,775	$262,596	$428,959	$1,373,330

Liquidity and Capital Resources

At August 31, 2016, we had $301,727 of cash on-hand, an increase of $163,783 from the $137,944 of cash on hand we had at the start of fiscal 2017. The increase in cash was due primarily to draws from the Line of Credit (described below) to cover operating expenses and website development costs.

We had negative working capital of $2,305,474 as of August 31, 2016 and an accumulated deficit of $95,595,324.

Net cash used in operating activities was $2,054,826 for the six months ended August 31, 2016, compared to $951,362 for the six months ended August 31, 2015, an increase of $1,103,464. Net cash used in operating activities was primarily due to the net loss for the six months ended August 31, 2016 and due to the net loss for the six months ended August 31, 2015 off-set by the increase in accounts payable of approximately $900,000.

Net cash used in investing activities was $276,730 and net cash provided by investing activities was $65,000 for the six months ended August 31, 2016 and 2015, respectively. This increase was primarily due to an increase in the costs for third party consultants working on the NextTrip.com platform.

Net cash provided by financing activities increased $1,815,022 to $2,495,339 for the six months ended August 31, 2016, compared to $680,317, for the six months ended August 31, 2015. This increase was primarily due to the net increase of proceeds in the issuance of common stock and the exercise of warrants of $1,032,764 and proceeds received from the line of credit of $996,000.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $350,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2016, we had approximately $3.4 million of current liabilities (an increase of $0.4 million from the $3.0 million of current liabilities as of February 29, 2016). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Since our inception, we have funded our operations with the proceeds from the private equity financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

Recent Significant Funding Transactions

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

On August 8, 2016, we received $225,000 in proceeds and issued 150,000 shares of common stock and 75,000 cashless common stock warrants expiring August 26, 2016, with an exercise price of $1.50.

On August 26, 2016, we received $280,000 in proceeds and issued 112,000 shares of common stock and 112,000 cashless common stock warrants expiring in August 2017 with an exercise price of $1.50.

On September 8, 2016, Charcoal Investments, Ltd., subscribed to purchase 148,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share and an expiration date of September 7, 2017, pursuant to a Subscription and Investment Representation Agreement, for an aggregate of $370,000 or $2.50 per unit.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of August 31, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses we found in our internal controls over financial reporting as of February 29, 2016 (as described in greater detail in our annual report on Form 10-K for the year ended February 29, 2016), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that the amount owed by RealBiz to us far exceeds the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘failure to state a claim’, ‘waiver’, ‘release’, ‘breach of contract’ and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim seeks attorney’s fees and costs. The Counterclaim also alleges counterclaims against RealBiz for causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’, and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest as well as the full amount owed by RealBiz. On July 7, 2016, RealBiz amended its Complaint to include a cause of action for tortious interference with contract relating to alleged actions undertaken by us in connection with an investor relations firm which RealBiz alleges they intended to retain. On September 20, 2016, RealBiz again amended its Complaint to voluntarily dismiss the cause of action for tortuous interference. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking to recover amounts we are owed. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

The Company is unable to determine the estimate of the probable or reasonably possible loss or range of losses arising from the above legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 29, 2016, filed with the Commission on June 23, 2016, under the heading “Risk Factors”, except as described below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 29, 2016, under “Risk Factors”, and those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2016, we had approximately $3.4 million of current liabilities compared to $3.0 million of current liabilities as of February 29, 2016. As of February 29, 2016, we had approximately $3.0 million of current liabilities (a decrease from the $12.2 million of current liabilities as of February 28, 2015). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes and preferred stock that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure (as previously noted, the liabilities have been reduced from $12.2 million as of February 28, 2015 to $3.0 million as of February 29, 2016 and are $3.4 million as of August 31, 2016). We anticipate that we will need to issue equity to fund our operations and continue to repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included herein also include a going concern footnote from our auditors.

In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, we may be forced to scale back our business plan and/or liquidate some or all of our assets (or our creditors may undertake a foreclosure of such assets in order to satisfy amounts we owe to such creditors) or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

The employment agreements of our officers include limited non-solicitation and non-compete provisions and provide for severance pay upon termination of such agreements for certain reasons.

William Kerby entered into an employment agreement, dated October 15, 2006 with an annual base salary of $300,000. He may also, as determined by the Board of Directors, receive a year-end performance bonus. The agreement has automatic renewal periods of four years each, and is currently in place until October 14, 2018. In the event the agreement is terminated by the Company with notice of non-renewal, the Company is required to pay Mr. Kerby all salary earned up until the date of termination, plus three months’ severance. The Agreement is also terminated upon the death or disability (i.e., he is unable to perform duties for a period of 120 days out of any 180 day period) of Mr. Kerby, and can be terminated by the Company for cause (gross negligence, willful misconduct, willful nonfeasance, material breach, conviction following final disposition of any available appeal of a felony or pleading guilty to or no contest to any felony) or without cause, and by Mr. Kerby for good reason (i.e., in the event the Company breaches any term of the agreement) or for no reason. In the event Mr. Kerby’s employment is terminated due to Mr. Kerby’s death, the Company is required to continue to pay his salary to his estate for a period of six months. In the event Mr. Kerby’s employment is terminated due to Mr. Kerby’s disability, the Company is required to continue to pay Mr. Kerby’s salary for the greater of two years or the period until disability insurance benefits furnished by the Company, if any, begin. In the event Mr. Kerby terminates his employment for good reason or the Company terminates his employment without cause, the Company is required to continue to pay Mr. Kerby’s salary and benefits for the remainder of the then term. In the event the Company terminates his employment for cause, Mr. Kerby is due his salary through the termination date. The agreement includes non-solicitation and non-competition clauses, prohibiting him from soliciting customers and clients of the Company or otherwise interfering with the Company’s employees for a period of six months from the date of termination, and prohibiting him from competing against the Company anywhere in the United States, for a period of three months from the date of termination, respectively, provided that the non-competition provision is voided in the event of the non-renewal of the agreement, in the event Mr. Kerby terminates his employment for good reason, in the event the Company terminates the agreement other than for cause, and certain other reasons described in greater detail in the agreement.

Omar Jimenez our Chief Financial Officer entered into an employment agreement, dated January 21, 2016, pursuant to which he received $175,000 per year until July 2016, when his salary was increased to $250,000 per year, and he is eligible for cash or common stock bonuses at the discretion of the board of directors. If the agreement is terminated by Mr. Jimenez for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Jimenez’s death or disability, Mr. Jimenez is due two calendar months of severance pay; if the agreement is terminated due to Mr. Jimenez’s disability, Mr. Jimenez, is due compensation through the remainder of the month during which he was terminated. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Jimenez for good reason or a termination by the Company other than for cause or disability.

The automatic renewal feature of the agreements may prevent us from terminating the employment of such officers, the non-solicitation and non-compete provisions may not provide us adequate protection from such persons competing with us after their termination, and the severance pay payable to such individuals may make it costly to terminate the employment of such individuals, make us less attractive for potential acquirers or prevent a change of control.

The market price of our common stock may be highly volatile.

Companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	Inability to obtain additional funding;
•	Our ability to attract and maintain customers and visitors to our websites;
•	Our ability to compete in our industry;
•	Failure to maintain our existing strategic collaborations or enter into new collaborations;
•	Failure by us or our licensors, if any, and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	Changes in laws or regulations applicable to future products and services;
•	Adverse regulatory decisions;
•	Introduction of new products, services or technologies by our competitors;
•	Failure to meet or exceed financial projections we may provide to the public;
•	Failure to meet or exceed the financial projections of the investment community;
•	The perception of the travel industry by the public, legislatures, regulators and the investment community;
•	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	Additions or departures of key management personnel;
•	Significant lawsuits;
•	Changes in the market valuations of similar companies;
•	Sales of our common stock by us or our stockholders in the future; and
•	Trading volume of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended August 31, 2016 the Company issued the following unregistered securities:

Common Stock

•	On March 7, 2016, we sold 4,000 shares of common stock and warrants to purchase 8,000 shares of common stock, with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50, for $10,000. Additionally, we granted a special exchange common stock warrant to purchase 8,000 shares of common stock expiring April 10, 2016, with an exercise price of $0.25 per share.
•	On March 8, 2016, we sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of the Company?s common stock, with an exercise price of $0.25 per share, for $25,000.
•	On March 9, 2016, we sold 24,000 shares of common stock and warrants to purchase 24,000 shares of common stock, with cashless exercise rights, expiring March 1, 2017 with an exercise price of $1.50, for $60,000. Additionally, we granted a special exchange warrant to purchase 24,000 shares of the Company?s common stock expiring April 10, 2016, with an exercise price of $0.25 per share.
•	On March 15, 2016, we sold 48,000 shares of common stock and special exchange common stock warrants to purchase 96,000 shares of common stock, expiring April 10, 2016, with an exercise price of $0.25 of the Company?s common stock, for $120,000.
•	On March 21, 2016, we sold 24,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 48,000 shares of common stock, with an exercise price of $0.25 per share, for $60,000.
•	On March 23, 2016, we sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of common stock, with an exercise price of $0.25 per share, for $25,000.
•	On March 23, 2016, we sold 20,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 40,000 shares of common stock, with an exercise price of $0.25 per share, for $50,000.
•	On March 30, 2016, we issued 15,000 shares of common stock, valued at $30,000, for consulting services.
•	On March 31, 2016, we received $5,000 in proceeds and issued 20,000 shares of common stock in connection with a warrant exercise for $0.25 per share.
•	On April 5, 2016, we received $2,000 in proceeds and issued 8,000 shares of common stock in connection with a warrant exercise for $0.25 per share.
•	On April 11, 2016, we sold 10,000 shares of common stock and a special exchange common stock warrant expiring April 10, 2016, exercisable for 20,000 shares of common stock, with an exercise price of $0.25 per share, for $25,000.
•	On April 12, 2016, a shareholder converted $10,000 owed on a promissory note into 20,000 shares of common stock at $0.50 per share, the contractual rate.
•	On April 20, 2016, we issued 10,000 shares of common stock, valued at $25,000, for payment due in 90 days per consulting agreement terms.
•	On April 20, 2016, a shareholder converted $4,000 owed on a promissory note into 10,000 shares of common stock at $0.40 per share, at the contractual rate.
•	On April 20, 2016, we received $20,000 in proceeds and issued 8,000 shares of common stock and 16,000 cashless common stock warrants expiring May 19, 2016 with an exercise price of $0.01 per share.
•	On April 25, 2016, we received $15,000 in proceeds and issued 6,000 shares of common stock and 12,000 cashless common stock warrants expiring May 24, 2016 with an exercise price of $0.01 per share.
•	On April 27, 2016, we borrowed twenty thousand dollars ($20,000) from In Room Retail, which was evidence by a Promissory Note (?Note?) in the principal amount of twenty thousand dollars (20,000), which accrued interest at the rate of 6% per annum. William Kerby, a member of the Board of Directors and Executive of the Company, is the managing member of In Room Retail.
•	On April 27, 2016, we received $12,500 in proceeds and issued 5,000 shares of common stock and 10,000 cashless common stock warrants expiring May 26, 2016 with an exercise price of $0.01 per share.
•	On April 27, 2016, we received $300,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, a Director of the Company, and issued 200,000 shares of common stock via a warrant exercise for $1.50 per share.
•	On April 27, 2016, we received $120 in proceeds and issued 12,000 shares of common stock via a warrant exercise for $.01 per share.
•	On April 27, 2016, we received $15,000 in proceeds and issued 6,000 shares of common stock and 12,000 cashless common stock exercise rights, expiring May 26, 2016 with an exercise price of $0.01 per share.
•	On May 3, 2016, we issued 7,328 shares of common stock, valued at $18,320, and warrants to purchase 6,208 shares of common stock with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50 per share. Additionally special exchange common stock warrants to purchase 3,008 shares of common stock were granted, expiring April 10, 2016, with an exercise price of $0.25 per share, for payment due per consulting agreement.

•	On May 3, 2016, we issued 9,600 shares of common stock and warrants to purchase 9,600 shares of common stock with cashless exercise rights, expiring March 1, 2017, with an exercise price of $1.50 per share. Additionally special exchange common stock warrants to purchase 9,600 shares of common stock were issued, expiring April 10, 2016, with an exercise price of $0.25 per share, for consulting services valued at $24,000.

•	On May 3, 2016, we issued 14,453 shares of common stock, in connection with a warrant exercise for consulting services valued at $3,920.

•	On May 3, 2016, we received $6,000 in proceeds and issued 24,000 shares of common stock in connection with a warrant exercise for $0.25 per share.

•	On May 5, 2016, we received $5,000 in proceeds and issued 20,000 shares of common stock in connection with a warrant exercise for $0.25 per share.

•	On May 9, 2016, we received $100 in proceeds and issued 10,000 shares of common stock in connection with a warrant exercise for $0.01 per share.

•	On May 17, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and warrants to purchase 20,000 shares of common stock with cashless exercise rights, expiring June 10, 2016, with an exercise price of $0.01 per share.

•	On May 21, 2016, we received $160 in proceeds and issued 16,000 shares of common stock in connection with a warrant exercise for $0.01 per share.

•	On June 1, 2016, we received $90,000 in proceeds from Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 60,000 shares of common stock in connection with a partial warrant exercise for $1.50 per share.

•	On June 1, 2016, we issued 30,374 shares of common stock in connection with the acquisition of a platform asset valued at $65,000.

•	On June 2, 2016, we issued 2,667 shares of common stock and warrants to purchase 3,200 shares of common stock with cashless exercise rights, expiring July 1, 2016, with an exercise price of $0.01 per share.

•	On June 3, 2016, we sold 4,000 shares of common stock and warrants to purchase 8,000 shares of common stock, with cashless exercise rights, expiring July 2, 2016, with an exercise price of $0.25, for $10,000. Additionally, we granted a special exchange common stock warrant to purchase 8,000 shares of common stock expiring April 10, 2016, with an exercise price of $0.25 per share.

•	On June 7, 2016, we issued 4,305 shares of common stock in connection with a cashless warrant exercise.

•	On June 10, 2016, we received $7,500 in proceeds and issued 6,000 shares of common stock in connection with a warrant exercised for $1.25 per share.

•	On June 13, 2016, a shareholder converted $75,000 owed on a promissory note into 30,000 shares of common stock at $2.50 per share.

•	On June 15, 2016, we received $187,500 in proceeds and issued 75,000 shares of common stock and 75,000 cashless common stock warrants expiring June 14, 2017 with an exercise price of $1.50.

•	On June 8, 2016, we received $120 in proceeds and issued 12,000 shares of common stock in connection with a warrant exercise of $.01 per share.

•	On June 23, 2016, we received $2,000 in proceeds and issued 8,000 shares of common stock in connection with a warrant exercise of $0.25 per share.

•	On July 8, 2016, we received $24,000 in proceeds and issued 96,000 shares of common stock in connection with a warrant exercise of $0.25 per share.

•	On July 8, 2016, we received $480 in proceeds and issued 48,000 shares of common stock in connection with a warrant exercise for $0.01 per share.

•	On July 15, 2016, we issued 3,810 shares of common stock in connection with a cashless warrant exercise.

•	On July 18, 2016, we issued 10,000 shares of common stock in connection with an agreement for IR Services valued at $20,000.

•	On July 27, 2016, we received $225,000 in proceeds and issued 150,000 shares of common stock and 75,000 cashless common stock warrants expiring August 26, 2016 with an exercise price of $1.50.

•	On July 28, 2016, we issued 59,747 shares of common stock in connection with a cashless warrant exercise.

•	On August 1, 2016, we issued 20,000 shares of common stock in connection with an agreement for IR Services valued at $40,000.

•	On August 8, 2016, we issued 10,000 shares of common stock in connection with an IR Consulting Agreement valued at $25,000.

•	On August 20, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and 10,000 common stock warrants expiring August 19, 2017 with an exercise price of $1.50.

•	On August 22, 2016, we received $20,000 in proceeds and issued 40,000 shares of common stock in connection with a warrant exercise of $0.50 per share.

•	On August 23, 2016, we issued 10,080 shares of common stock and warrants to purchase 10,080 shares of common stock expiring August 22, 2017, with an exercise price of $1.50 per share, for consulting services valued at $25,200.

•	On August 23, 2016, we issued 9,926 shares of common stock, valued at $24,815, and warrants to purchase 9,606 shares of common stock expiring August 22, 2017, with an exercise price of $1.50 per share. Additionally special exchange common stock warrants to purchase 640 shares of common stock were granted, expiring September 23, 2016, with an exercise price of $0.25 per share, for payment due per consulting agreement.

•	On August 23, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and 10,000 common stock warrants expiring August 22, 2017 with an exercise price of $1.50.

•	On August 24, 2016, we received $105,000 in proceeds and issued 42,000 shares of common stock and 42,000 common stock warrants expiring August 23, 2017 with an exercise price of $1.50.

•	On August 25, 2016, we received $100,000 in proceeds and issued 40,000 shares of common stock and 40,000 common stock warrants expiring August 24, 2017 with an exercise price of $1.50.

•	On August 25, 2016, we received $35,000 in proceeds and issued 60,000 shares of common stock in connection with a subscription agreement to purchase shares for $0.59 per share.

•	On August 25, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and 10,000 common stock warrants expiring August 24, 2017 with an exercise price of $1.50.

•	On August 25, 2016, we received $30,000 in proceeds and issued 20,000 shares of common stock in connection with a warrant exercised for $1.50 per share.

•	On August 26, 2016, we issued 4,400 shares of common stock in connection with a cashless warrant exercise.

•	On August 26, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and 10,000 common stock warrants expiring August 25, 2017 with an exercise price of $1.50.

•	On August 26, 2016, we received $280,000 in proceeds and issued 112,000 shares of common stock and 112,000 cashless common stock warrants expiring in August 2017 with an exercise price of $1.50.

Series B Preferred Stock

•	On April 12, 2016, a shareholder converted 35,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $250 conversion price), into 70,000 shares of common stock at $2.50 per share, valued at $175,000.

•	On June 1, 2016, a shareholder converted 5,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price), into 10,000 shares of common stock at $2.50 per share, valued at $25,000.

•	On August 18, 2016, a shareholder converted 40,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price), into 80,000 shares of common stock at $2.50 per share, valued at $200,000.

•	On August 23, 2016, a shareholder converted 20,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price), into 40,000 shares of common stock at $2.50 per share, valued at $100,000.

•	On August 26, 2016, a shareholder converted 5,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price), into 10,000 shares of common stock at $2.50 per share, valued at $25,000.

•	On August 26, 2016, we converted 5,000 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred stock stated $250.00 conversion price), into 10,000 shares of common stock at $2.50 per share, valued at $25,000.

•	On August 26, 2016, we converted 200 shares of Series B Preferred Stock into common stock in connection with a special exchange conversion whereby Series B Preferred shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series B Preferred Stock stated $250.00 conversion price), into 400 shares of common stock at $2.50 per share, valued at $1,000.

•	On August 31, 2016, we retired 15,000 shares of Series B Preferred Stock in connection with a conversion request to RealBiz common stock.

Series C Preferred Stock

•	On June 1, 2016, we converted 4,000 shares of Series C Preferred Stock into common stock in connection with a special exchange conversion whereby Series C Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series C Preferred stock stated $12.50 conversion price), into 8,000 shares of common stock at $2.50 per share, valued at $20,000.

•	On August 18, 2016, we converted 4,000 shares of Series C Preferred Stock into common stock in connection with a special exchange conversion whereby Series C Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series C Preferred stock stated $12.50 conversion price), into 8,000 shares of common stock at $2.50 per share, valued at $20,000.

•	On August 25, 2016, we converted 4,000 shares of Series C Preferred Stock into common stock in connection with a special exchange conversion whereby Series C Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series C Preferred stock stated $12.50 conversion price), into 8,000 shares of common stock at $2.50 per share, valued at $20,000.

•	On August 26, 2016, we converted 1,000 shares of Series C Preferred Stock into common stock in connection with a special exchange conversion whereby Series C Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the Series C Preferred stock stated $12.50 conversion price), into 2,000 shares of common stock at $2.50 per share, valued at $5,000.

Series D Preferred Stock

•	On April 15, 2016, a shareholder converted 5,000 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 10,000 shares of common stock at $2.50 per share, valued at $25,000.

•	On April 25, 2016, a shareholder converted 10,000 shares of Series D Preferred Stock shares into 20,000 shares of common stock at $2.50 per share, valued at $50,000.

•	On July 28, 2016, a shareholder converted 10,000 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 20,000 shares of common stock at $2.50 per share, valued at $50,000.

•	On August 18, 2016, a shareholder converted 4,200 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 8,400 shares of common stock at $2.50 per share, valued at $21,000.

•	On August 23, 2016, Pat Lavecchia, our director, converted 1,000 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 2,000 shares of common stock at $2.50 per share, valued at $5,000.

•	On August 26, 2016, a shareholder converted 2,100 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 4,200 shares of common stock at $2.50 per share, valued at $10,500.

•	On August 26, 2016, a shareholder converted 2,000 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 4,000 shares of common stock at $2.50 per share, valued at $10,000.

•	On August 26, 2016, a shareholder converted 1,500 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 3,000 shares of common stock at $2.50 per share, valued at $7,500.

•	On August 26, 2016, a shareholder converted 61,356 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 122,712 shares of common stock at $2.50 per share, valued at $306,780.

•	On August 26, 2016, a shareholder converted 2,000 shares of Series D Preferred Stock into common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 4,000 shares of common stock at $2.50 per share, valued at $10,000.

•	On August 31, 2016, we retired 22,000 shares of Series D Preferred Stock in connection with a conversion request to RealBiz common stock.

Subsequent to August 31, 2016, and through the filing date of this report, the Company issued the following unregistered securities:

Subscriptions

•	On September 8, 2016, Charcoal Investments, Ltd., subscribed to purchase 148,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $2.50 per share and an expiration date of September 7, 2017, pursuant to a Subscription and Investment Representation Agreement, for an aggregate of $370,000 or $2.50 per unit.

•	On September 8, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and 10,000 cashless common stock warrants expiring August 25, 2017 with an exercise price of $1.50.

•	On September 14, 2016, we received $20,000 in proceeds and issued 8,000 shares of common stock and 24,000 common stock cashless warrants expiring February 20, 2017 with an exercise price of $1.50 per share.

Warrant Exercise

•	On September 8, 2016, we issued 2,084 shares of common stock in connection with a cashless warrant exercise.

•	On September 8, 2016, we received $480 in proceeds and issued 48,000 shares of common stock in connection with a warrant exercised with an exercise price of $0.01 per share that formed part of a bonus for financial services.

•	On September 12, 2016, we issued 1,877 common stock, in connection with a warrant exercise for consulting services valued at $2,016.

•	On September 21, 2016, we received $2,000 in proceeds and issued 4,000 shares of common stock in connection with a warrant exercise.

Consulting Agreements

•	On September 8, 2016, we issued 20,000 shares of common stock in connection with an agreement for IR Services valued at $40,000.

•	On September 12, 2016, we issued 10,080 shares of common stock (at $2.50 per share) and warrants to purchase 10,080 shares of common stock expiring August 22, 2017, with an exercise price of $1.50 per share, for consulting services valued at $25,200.

•	On September 12, 2016, we issued 9,926 shares of common stock, valued at $24,815, and warrants to purchase 9,606 shares of common stock expiring August 22, 2017, with an exercise price of $1.50 per share. We also issued special exchange common stock warrants to purchase 640 shares of common stock, expiring September 23, 2016, with an exercise price of $0.25 per share, for payment due pursuant to a consulting agreement.

•	On September 14, 2016, we made a payment of $50,000 for services in connection with an IR agreement and issued 20,000 shares of common stock and 20,000 common stock warrants expiring September 7, 2017 with an exercise price of $2.50 per share.

•	On September 15, 2016, we entered into a Marketing and Stock Exchange Agreement with Recruiter.com and in connection with this agreement we issued 150,000 shares of common stock at a value of $225,000. In exchange Recruiter.com will provide marketing services and issue us 2,220 shares of Recruiter common stock representing a 1.5% ownership in Recruiter.com.

•	On September 19, 2016, we issued 5,800 shares of common stock in connection with a consulting agreement for IR Services valued at $116,000.

As described above, on August 26, 2016, we converted all of our outstanding Series B (10,200 shares), Series C (1,000 shares) and Series D (68,956 shares) Preferred Stock, into an aggregate of 160,312 shares of our common stock, pursuant to certain special conversion terms offered in connection therewith and the mandatory conversion terms thereof. Specifically, we offered the holders of our Series B, C and D Preferred Stock, the option to convert such securities into our common stock prior to August 26, 2016, on more favorable terms than the stated conversion terms of such securities. Our Series B Preferred Stock holders were offered the option to convert such preferred stock (which has a $5.00 per share stated value) into common stock at a special conversion rate of $2.50 per share of the Company's common stock (based on the stated value) provided accrued dividends were waived (instead of the stated $250.00 per share conversion price). In aggregate, shareholders holding 70,200 shares our Series B Preferred Stock agreed to convert their shares into common stock based on the more favorable optional conversion terms and were issued 140,400 shares of common stock in connection with such conversion. Our Series C Preferred Stock holders were offered the option to convert such preferred stock (which has a $5.00 per share stated value) into common stock at a special conversion rate of $2.50 per share of the Company's common stock (based on the stated value) provided accrued dividends were waived (instead of the stated $12.50 per share conversion price). In aggregate shareholders holding 9,000 shares of our Series C Preferred Stock agreed to convert their shares into common stock based on the more favorable optional conversion terms and were issued 18,000 shares of common stock in connection with such conversion. Our Series D Preferred Stock holders were offered the option to convert such preferred stock (which has a $5.00 per share stated value) into common stock at a special conversion rate of $2.50 per share of the Company's common stock (based on the stated value) provided accrued dividends were waived (instead of the stated $12.50 per share conversion price). In aggregate shareholders holding 74,156 shares of our Series D Preferred Stock agreed to convert their shares into common stock based on the more favorable optional conversion terms and were issued 148,312 shares of common stock in connection with such conversion.

Additionally, stockholders holding 17,000 shares of our Series B Convertible Preferred Stock and 20,000 shares of our Series D Convertible Preferred Stock requested the conversion of such shares into 2,233,260 shares of RealBiz common stock. Pursuant to the customary practice of the Company and RealBiz, the Company first requested with RealBiz’s transfer agent, that such shares be converted into RealBiz common stock, which request was denied by RealBiz and then requested that the Company’s transfer agent cancel the converted shares and that RealBiz’s transfer agent who also serves as the transfer agent of the Company (American Stock Transfer) transfer shares of common stock of RealBiz held by the Company to such shareholders to satisfy the conversion obligations. To date, RealBiz and American Stock Transfer have refused to recognize or effect the transfers. The Company has provided to RealBiz and American Stock Transfer all necessary documents and affidavits to execute the transfer and we are currently discussing filing a lawsuit against RealBiz and American Stock Transfer in an effort to force them to recognize and effect the requested transfers. The Series B and D Preferred Stock shares related to the conversion into RealBiz common shares have been retired.

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

There were no defaults upon senior securities during the quarter ended August 31, 2016.

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

MONAKER GROUP, INC.

Date: October 18, 2016	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 18, 2016	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
10.1	Agreement and Plan of Merger, dated October 26, 2015 by and between Monaker Group Inc., AOV Holdings, Inc. and AlwaysOnVacation, Inc.		10-K	10.1	6/23/2016	000-52669
10.2	Intellectual Property License to Corporation by Licensor, dated November 25, 2015 by and among Monaker Group, Inc. and CJ Software, Inc.		10-K	10.2	6/23/2016	000-52669
10.3	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.		10-K	10.3	6/23/2016	000-52669
10.4	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.		10-K	10.4	6/23/2016	000-52669
10.5	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.		10-K	10.5	6/23/2016	000-52669
10.6	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.		10-K	10.6	6/23/2016	000-52669
10.7	Agreement and Plan of Merger, dated October 26, 2015 by and between Monaker Group Inc., AOV Holdings, Inc. and AlwaysOnVacation, Inc.		10-K	10.1	6/23/2016	000-52669
10.8	Intellectual Property License to Corporation by Licensor, dated November 25, 2015 by and among Monaker Group, Inc. and CJ Software, Inc.		10-K	10.2	6/23/2016	000-52669
10.9	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.		10-K	10.3	6/23/2016	000-52669
10.10	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.		10-K	10.4	6/23/2016	000-52669
10.11	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.		10-K	10.5	6/23/2016	000-52669
10.12	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.		10-K	10.6	6/23/2016	000-52669
10.13	Deed of Settlement, dated February 26, 2016, by and between Ryanair Limited and AlwaysOnVacation, Inc.		10-K	10.7	6/23/2016	000-52669
10.14	Settlement Agreement Televisual Media Holdings, LLC and Monaker Group, Inc. dated May 24, 2015		10-K	10.8	6/23/2016	000-52669
10.15	Membership Interest Purchase Agreement dated May 16, 2016, by and between Jasper Group Holdings, Inc. and Monaker Group, Inc.		10-K	10.9	6/23/2016	000-52669

10.16	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystall Falls Investments, LLC		10-K	10.10	6/23/2016	000-52669
10.17	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.		10-K	10.11	6/23/2016	000-52669
10.18	Note Amendment between the Company and Mark Wilton dated February 29, 2016		10-Q	4.1	7/20/2016	000-52669
10.19	Subscription and Investment Representation Agreement dated September 8, 2016, between Monaker Group, Inc. and Charcoal Investments Ltd.		S-1	10.26	9/23/2016	333-213753
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1(2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS(1)	XBRL Instance Document	X
101.SCH(1)	XBRL Schema Document	X
101.CAL(1)	XBRL Calculation Linkbase Document	X
101.DEF(1)	XBRL Definition Linkbase Document	X
101.LAB(1)	XBRL Label Linkbase Document	X
101.PRE(1)	XBRL Presentation Linkbase Document	X

(1)       Filed herewith.

(2)       Furnished herewith.

