Form 10-Q/A
period 2015-11-30
Monaker Group, Inc.
filed 2017-01-20
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to  ________________________

Commission File No. 000-52669

MONAKER GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of Identification Number)	(I.R.S. Employer incorporation or formation)

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

Explanatory Note

The Registrant has prepared this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, as filed with the Securities and Exchange Commission on January 19, 2016 (the “Original Filing”), to correct certain errors related to the Registrant’s accounting treatment with its deconsolidated affiliate (RealBiz Media Group, Inc.) which were identified in June of 2016, in connection with the preparation of the Registrant’s consolidated annual financial statements for the fiscal year ended February 29, 2016 and the resulting restatement of its financial statements included in the Original Filing. See Note 2 in the unaudited consolidated financial statements included herewith for more information. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Due to the error, as further described below, and based upon the recommendation of management, the Registrant’s Board of Directors determined on May 31, 2016 that the Registrant’s previously issued audited financial statements should no longer be relied upon. As a result of the foregoing, the Registrant has previously restated its consolidated financial statements for the fiscal year ended February 28, 2015, the quarter ended May 31, 2015 and the quarter ended August 31, 2015.

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	(Restated)	(Restated)
	November 30,	February 28,
	2015	2015
Assets
Current Assets
Cash	$287,892	$226,412
Notes receivable	15,000	15,000
Prepaid expenses and other current assets	87,534	68,159
Security deposits	13,206	13,206
Total current assets	403,632	322,777
Investments	56,000	—
Dividend receivable	—	881,587
Website Development costs and intangible assets, net	2,637,781	189,235
Total assets	$3,097,413	$1,393,599

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$1,575,010	$2,387,833
Other current liabilities	37,770	139,750
Derivative liabilities - convertible promissory notes	178,212	287,149
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	593,599	6,828,386
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	350,000	1,025,000
Other advances	50,000	68,000
Other notes payable	120,000	120,000
Shareholder loans	394,919	379,000
Notes payable	924,072	924,072
Total current liabilities	4,223,582	12,159,190
Convertible notes payable - long term, net of discount of $-0- and $-0-, respectively	2,963,303	—
Total liabilities	7,186,885	12,159,190

Commitments and contingencies
Stockholders’ deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,869,611 and 2,216,014 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	18,696	22,160
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 134,200 and 262,200 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	1	3
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 41,000 and 217,600 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	—	2
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 347,456 and 838,800 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	4	8
Common stock, $.00001 par value; 500,000,000 shares authorized; 4,728,610 and 422,167 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	47	4
Additional paid-in-capital	89,341,965	78,229,105
Stock subscription receivable	—	(5,000)
Accumulated deficit	(93,925,793)	(89,011,873)
Total Monaker Group, Inc. stockholders’ deficit	(4,565,080)	(10,765,591)
Noncontrolling interest	475,608	—
Total stockholders’ deficit	(4,089,472)	(10,765,591)
Total liabilities and stockholders’ deficit	$3,097,413	$1,393,599

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2015	2014	2015	2014
	(Restated)		(Restated)
Revenues
Travel and commission revenues	$21,717	$89,393	$507,077	$295,679
Real estate media revenue	—	220,948	—	765,964
Total revenues	21,717	310,341	507,077	1,061,643
Operating expenses
Cost of revenues (exclusive of amortization)	25,373	218,079	188,078	678,185
Technology and development	18,282	155,904	54,846	850,854
Salaries and benefits	338,528	458,331	1,032,826	1,708,965
Selling and promotions expense	10,940	46,995	14,203	241,023
Warrant modification expense	—	17,202	—	17,202
Impairment of ReachFactor intangible assets	—	125,000	—	125,000
General and administrative	929,234	716,144	1,589,674	2,073,641
Total operating expenses	1,322,357	1,737,655	2,879,627	5,694,870

Operating loss	(1,300,640)	(1,427,314)	(2,372,550)	(4,633,227)

Other income (expense)
Interest income (expense)	2,367,209	(376,980)	(340,987)	(909,830)
Gain (loss) on settlement of debt	(695,598)	—	(919,598)	—
Derivative liability expense	—	(234,303)	—	(234,303)
Gain (loss) on change in fair value of derivatives	8,302	(40,635)	108,937	1,102,932
Gain on deconsolidation of subsidiary	—	6,255,188	—	6,255,188
Loss from proportionate share of investment in unconsolidated affiliate	—	(179,567)	—	(179,567)
Loss on inducement to convert preferred stock	(1,392,666)	—	(1,392,666)	—
Other expense	(107)	2,303	(1,840)	168,387
Total other income (expense)	287,140	5,426,006	(2,546,154)	6,202,807
Net income (loss)	$(1,013,500)	$3,998,692	$(4,918,704)	$1,569,580

Net income attributable to the noncontrolling interest	2,641	1,211,386	4,784	2,017,039
Net income (loss) attributable to Monaker Group, Inc.	$(1,010,859)	$5,210,078	$(4,913,920)	$3,586,619
Preferred stock dividend	—	—	—	(2,582)
Net income (loss) attributable to common shareholders	$(1,010,859)	$5,210,078	$(4,913,920)	$3,584,037
Weighted average number of shares outstanding
Basic	2,498,269	411,167	1,549,050	405,854
Diluted	2,498,269	6,503,931	1,549,050	6,498,618
Basic net income (loss) per share attributable to Common Shareholders	$(0.40)	$12.67	$(3.17)	$8.83
Diluted net income (loss) per share attributable to Common Shareholders	$(0.40)	$0.87	$(3.17)	$0.62

Comprehensive loss:
Unrealized gain on foreign currency translation adjustment	—	121,829	—	120,151
Comprehensive income (loss)	$(1,010,859)	$5,331,907	$(4,913,920)	$3,704,188

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For the nine months ended

	(Restated)
	November 30,	November 30,
	2015	2014
Cash flows from operating activities:
Net income (loss) applicable to Monaker Group, Inc.	$(4,913,920)	$3,586,619
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in income of consolidated subsidiaries	(4,784)	(2,017,039)
Gain on deconsolidation of subsidiary	—	(6,255,188)
Loss from proportionate share of investment in unconsolidated affiliate	—	179,567
Impairment of intangible assets	—	125,000
Warrant modification expense	—	17,202
Derivative liability (income) expense	(108,937)	234,303
Amortization of intangibles	54,846	1,260,415
Amortization of debt discount	—	445,401
Stock based compensation and consulting fees	1,086,007	513,877
Loss on inducements to convert included in interest expense	1,392,666	—
Directors fees	—	200,000
Loss on settlement of debt	919,598	—
Gain on change in fair value of derivatives	—	(1,102,932)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	(56,773)
Decrease in dividends receivable	881,587
Decrease in prepaid expenses and other current assets	(19,375)	(11,057)
Decrease in security deposits	—	10,156
Increase in due to/from affiliates	—	(144,891)
Increase in accounts payable and accrued expenses	(671,473)	672,252
Decrease in other current liabilities	(139,750)	29,371
Net cash used in operating activities	(1,523,535)	(2,313,717)

Cash flows from investing activities:
Payments related to website development costs	(10,000)	(576,677)
Investment in Name Your Fee	75,000	—
Deconsolidation of subsidiary	—	(20,066)
Payments for computer equipment	—	(2,514)
Net cash used in (provided by) investing activities	65,000	(599,257)

Cash flows from financing activities:
Proceeds from convertible promissory notes	—	470,000
Principal payments against convertible promissory notes	—	—
Principal payments of other notes payable	(36,400)	(37,829)
Proceeds from shareholder loans	15,919	—
Proceeds from advances	57,000	—
Principal payments against shareholder advances	(75,000)	—
Proceeds from issuance of Series B Preferred shares	75,000	200,000
Proceeds from issuance of Series C Preferred shares	27,500	547,000
Proceeds received in advance subscriptions	—	277,500
Proceeds from the issuance of common stock	1,361,231	1,134,776
Proceeds from the exercise of common stock warrants	89,765	157,680
Proceeds from the collection of stock subscription receivable	5,000	48,380
Net cash provided by financing activities	1,520,015	2,797,507

Effect of exchange rate changes on cash	—	916

Net increase (decrease) in cash	61,480	(114,551)

Cash at beginning of period	226,412	117,818

Cash at end of period	$287,892	$3,267

Supplemental disclosure:
Cash paid for interest	$177,215	$180,406

Non-cash transactions:
Shares/warrants issued for conversions of debt to equity	$3,910,084	$7,000
Common stock for investment	$56,000	$—
Common stock for assets	$1,188,001	$—
Series D Preferred for assets	$400,000	$—

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. (“Monaker” or the “Company”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through its Home & Away Club membership programs. The Company generates revenue from commissions from traditional sales of our travel products and expects to be accelerating its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships. The Company’s Media Group concentrates awareness campaigns through its three divisions:

(1)	Travel – which encompasses Maupintour (one of the oldest luxury tour operators in the United States) and NextTrip.com/Voyage.tv, a video and media website with thousands of hours of travel footage.
(2)	Employment – the NameYourFee.com website which allows recruiters to expand their reach of candidates to potential employers.
(3)	Home – via its Home & Away Club loyalty program and minority interest in RealBiz Media Group, Inc. (“RealBiz”), a publically traded company.

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

2. NextTrip.com is being repositioned as an all-purpose travel site that includes customer support, relevant social networking, and travel business showcases, with a primary emphasis on Video to targeted web users and a secondary promotion to TV viewers via video on demand (VOD) promotion. The site is scheduled for launch in the 2nd quarter of this fiscal year and will work in conjunction with the Home & Away Club App to provide users with relevant information utilizing its diverse video library and experience to entertain, inform, and offer utility and savings to members. The travel website currently offers users, free of charge, hundreds of destination videos and promotes worldwide vacation destinations. NextTrip.com plans to generate revenues through advertising, travel commission, referral fees, and its affiliate program. The travel products and fulfillment and services are both created by the Company and/or contracted out to key industry suppliers including Mark Travel. Mark Travel is the largest wholesaler of travel products in the United States. NextTrip.com will look to serve relevant videos to travelers via four key elements: (i) television ads (ii) travel video on demand for web and TV (iii) broadband telecast (with the web player surrounded by interactive banner ads and/or discount travel coupons) and (iv) the development of its Travel App.

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

At February 28, 2014, the Company owned a 61% interest in RealBiz Media Group, Inc. (“RealBiz”), which owned an 85% interest in RealBiz Holdings, Inc. On October 31, 2014, the Company’s interest dropped to 43% in RealBiz, as a result of the conversion of our Series A Preferred Stock into common stock of RealBiz. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest in such entities. All inter-company balances and transactions have been eliminated. The 34% non-controlling interest in RealBiz at November 30, 2015 is represented by 48,621,133 shares of RealBiz Series A Preferred Stock with an annual dividend rate of 10% and 10,359,890 shares of RealBiz common stock issued and outstanding as of November 30, 2015. The shares of RealBiz Series A Preferred Stock and common stock have been written down to zero ($0) to reflect the realizable value of this investment. In addition, the Company is owed in excess of $10 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefit of or on behalf of RealBiz. The net receivable from RealBiz has been written down to zero ($0) to reflect the net realizable value of the asset.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company recorded an impairment charge on its intangible assets for $0 and $125,000 during the nine months ended November 30, 2015 and 2014, respectively. Intellectual properties that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $54,846 and $1,260,415 for the nine months ended November 30, 2015 and 2014, respectively.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the nine months ended November 30, 2015 and 2014, was $14,203 and $272,714, respectively.

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

Monaker follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry- forwards. No current tax provision has been made in the accompanying statement of income (loss) because no taxes are due currently or were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

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

Due to these errors, as further described below, and based upon the recommendation of management, the Company’s Board of Directors determined on June 15, 2016 that the Company’s previously issued audited financial statements for the year ended February 28, 2015, should no longer be relied upon. As a result of the foregoing, the Company has restated its consolidated financial statements for the fiscal year ended February 28, 2015, and the quarters ended May 31, 2015, August 31, 2015, and November 30, 2015 (which are included herein).

On October 27, 2015 of the Company’s wholly-owned subsidiary AOV Holding, Inc. acquired Always On Vacation, Inc. for $1,188,000 in common stock. The Company adjusted the purchase price allocation which affected cash, other current assets, accounts payable and other current liabilities thereby reducing goodwill and recorded intangible assets of $1,188,000 for software.

Accounting Adjustments

The following tables show a comparison of the significant accounting adjustments that were made to the Company’s historical consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As Previously Reported November 30, 2015	Restatement / Adjustment	As Restated November 30, 2015
Assets
Current Assets
Cash	$343,281	$(55,389)	$287,892
Notes receivable	15,000	—	15,000
Prepaid expenses and other current assets	138,174	(50,640)	87,534
Security deposits	—	13,206	13,206
Total current assets	496,455	(92,823)	403,632
Investments	2,048,143	(1,992,143)	56,000
Website Development costs and intangible assets, net	4,397,167	(1,759,386)	2,637,781
Total assets	$6,941,765	$(3,844,352)	$3,097,413

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$2,190,196	$(615,186)	$1,575,010
Other current liabilities	834,663	(796,893)	37,770
Due to affiliates	1,286,421	(1,286,421)	—
Derivative liabilities - convertible promissory notes	178,212	—	178,212
Convertible promissory notes, net of discount of $-0- and $-0-, respectively	593,599	—	593,599
Convertible promissory notes - related party, net of discount of $-0- and $-0-, respectively	350,000	—	350,000
Other advances	50,000	—	50,000
Other notes payable	120,000	—	120,000
Shareholder loans	394,919	—	394,919
Notes payable	924,072	—	924,072
Total current liabilities	6,922,082	(2,698,500)	4,223,582
Convertible notes payable - long term, net of discount of $-0- and $-0-, respectively	2,963,303	—	2,963,303
Total liabilities	9,885,385	(2,698,500)	7,186,885

Stockholders’ deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,869,611 and 2,216,014 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	18,696	—	18,696
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 134,200 and 262,200 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	1	—	1
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 41,000 and 217,600 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	—	—	—
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 347,456 and 838,800 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	4	—	4
Common stock, $.00001 par value; 500,000,000 shares authorized; 4,728,610 and 422,167 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	47	—	47
Additional paid-in-capital	91,366,876	(2,024,911)	89,341,965

Accumulated deficit	(94,804,852)	879,059	(93,925,793)

Total Monaker Group, Inc. stockholders’ deficit	(3,419,228)	(1,145,852)	(4,565,080)

Noncontrolling interest	475,608	—	475,608

Total stockholders’ deficit	(2,943,620)	(1,145,852)	(4,089,472)

Total liabilities and stockholders’ deficit	$6,941,765	$(3,844,352)	$3,097,413

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended

	As Previously Reported November 30, 2015	Restatement / Adjustment	As Restated November 30, 2015
Revenues
Travel and commission revenues	$21,717	$—	$21,717
Total revenues	21,717	—	21,717

Operating expenses
Cost of revenues (exclusive of amortization)	25,373	—	25,373
Technology and development	18,282	—	18,282
Salaries and benefits	338,528	—	338,528
Selling and promotions expense	10,940	—	10,940
General and administrative	929,234	—	929,234
Total operating expenses	1,322,357	—	1,322,357

Operating loss	(1,300,640)	—	(1,300,640)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(380,982)	2,748,191	2,367,209
Gain (loss) on settlement of debt	1,418,026	(2,113,624)	(695,598)
Gain on change in fair value of derivatives	8,302	—	8,302
Loss from proportionate share of investment in unconsolidated affiliate	(444,872)	444,872	—
Loss on inducement to convert preferred stock	(1,392,666)	—	(1,392,666)
Impairment of equity method investment	(3,038,365)	3,038,365	—
Other income	234,522	(234,629)	(107)
Total other income (expense)	(3,596,035)	3,883,175	287,140

Net income (loss)	$(4,896,675)	$3,883,175	$(1,013,500)

Net loss attributable to the noncontrolling interest	2,641	—	2,641
Net loss attributable to Monaker Group, Inc.	$(4,894,034)	$3,883,175	$(1,010,859)
Preferred stock dividend	—	—	—
Net loss attributable to common shareholders	$(4,894,034)	$3,883,175	$(1,010,859)
Weighted average number of shares outstanding	2,498,269	—	2,498,269
Basic and diluted net loss per share	$(1.96)	$1.56	$(0.40)
Comprehensive loss:
Unrealized loss on foreign currency translation adjustment	—	—	—
Comprehensive loss	$(4,894,034)	$3,883,175	$(1,010,859)

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the nine months ended

	As Previously Reported November 30, 2015	Restatement / Adjustment	As Restated November 30, 2015
Revenues
Travel and commission revenues	$507,077	$—	$507,077
Total revenues	507,077	—	507,077

Operating expenses
Cost of revenues (exclusive of amortization)	188,078	—	188,078
Technology and development	54,846	—	54,846
Salaries and benefits	1,032,826	—	1,032,826
Selling and promotions expense	14,203	—	14,203
General and administrative	1,589,674	—	1,589,674
Total operating expenses	2,879,627	—	2,879,627

Operating loss	(2,372,550)	—	(2,372,550)

Other income (expense)
Interest expense including loss on inducement expense on conversion of debt	(2,260,087)	1,919,100	(340,987)
Gain (loss) on settlement of debt	1,194,026	(2,113,624)	(919,598)
Gain on change in fair value of derivatives	108,937	—	108,937
Loss from proportionate share of investment in unconsolidated affiliate	(1,203,103)	1,203,103	—
Loss on inducement to convert preferred stock	(1,392,666)	—	(1,392,666)
Impairment of equity method investment	(3,038,365)	3,038,365	—
Other income	232,789	(234,629)	(1,840)
Total other income (expense)	(6,358,469)	3,812,315	(2,546,154)

Net income (loss)	$(8,731,019)	$3,812,315	$(4,918,704)
Net loss attributable to the noncontrolling interest	4,784	—	4,784
Net loss attributable to Monaker Group, Inc.	$(8,726,235)	$3,812,315	$(4,913,920)
Net loss attributable to common shareholders	$(8,726,235)	$3,812,315	$(4,913,920)

Weighted average number of shares outstanding	1,549,050	—	1,549,050
Basic and diluted net loss per share	$(5.63)	$2.46	$(3.17)
Comprehensive loss:
Unrealized loss on foreign currency translation adjustment	—	—	—
Comprehensive loss	$(8,726,235)	$3,812,315	$(4,913,920)

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended

	As Previously Reported November 30, 2015	Restatement / Adjustment	As Restated November 30, 2015
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(8,726,235)	$3,812,315	$(4,913,920)
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in income of consolidated subsidiaries	(4,784)	—	(4,784)
Loss from proportionate share of investment in unconsolidated affiliate	1,203,103	(1,203,103)	—
Amortization of intangibles	54,846	—	54,846
Stock based compensation and consulting fees	715,677	370,330	1,086,007
Loss on settlement of debt	1,656,418	(736,820)	919,598
Directors fees	5,000	(5,000)	—
Gain on settlement of debt	(728,664)	728,664	—
Gain on change in fair value of derivatives	(108,937)	—	(108,937)
Loss on inducement to converted preferred stock	1,392,666	—	1,392,666
Impairment on investment in preferred stock	3,038,365	(3,038,365)	—
Dividend income	(234,859)	234,859	—
Bad debt	316,254	(316,254)	—
Changes in operating assets and liabilities:
(Increase) decrease in dividends receivable	—	881,587	881,587
Decrease in prepaid expenses and other current assets	(19,368)	(7)	(19,375)
Decrease in due to/from affiliates	(35,555)	35,555	—
Increase in accounts payable and accrued expenses	(128,720)	(542,753)	(671,473)
Decrease in other current liabilities	(9,480)	(130,270)	(139,750)
Net cash used in operating activities	(1,614,273)	90,738	(1,523,535)

Cash flows from investing activities:
Payments related to website development costs	(10,000)	—	(10,000)
Investment in Name Your Fee	—	75,000	75,000
Net cash used in investing activities	(10,000)	75,000	65,000

Cash flows from financing activities:
Principal payments against convertible promissory notes	(36,400)	—	(36,400)
Principal payments of other notes payable	—	(75,000)	(75,000)
Proceeds from shareholder loans	25,000	(9,081)	15,919
Proceeds from advances	(9,081)	66,081	57,000
Proceeds received for capital contribution for Name Your Fee	75,000	(75,000)	—
Proceeds received for settlement on accrued dividends	75,000	(75,000)	—
Proceeds from issuance of series B preferred shares	—	75,000	75,000
Proceeds from issuance of series C preferred shares	10,000	17,500	27,500
Proceeds from the issuance of common stock	1,450,996	—	1,450,996
Proceeds from the exercise of common stock warrants	88,725	(88,725)	—
Proceeds from the collection of stock subscription receivable	5,000	—	5,000
Net cash provided by financing activities	1,684,240	(164,225)	1,520,015
Net decrease in cash	59,967	1,513	61,480
Cash at beginning of period	226,412	—	226,412
Cash from merger	56,902	(56,902)	—
Cash at end of period	$343,281	$(55,389)	$287,892

Note 3 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $93,925,793, a working capital deficit of $3,819,950 at November 30, 2015, a net loss for the nine months ended November 30, 2015 of $4,913,920 and cash used in operations during the nine months ended November 30, 2015 of $1,523,535. While the Company is attempting to increase sales, the growth has yet to achieve significant levels to fully support its daily operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this this going concern by continuing to raise funds with third parties by way of a public or private offering. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which should increase value to advertisers and result in higher advertising rates and revenues.

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

Note 5 – Investment in Equity Instruments and Deconsolidation

Our investment in an unconsolidated affiliate consists of an investment in equity instruments of RealBiz. On October 9, 2012, Monaker and RealBiz, formerly known as Webdigs, Inc. (“Webdigs”), completed the transactions contemplated by that certain Share Exchange Agreement entered into on April 4, 2012 (the “Exchange Agreement”). Under the Exchange Agreement, our Company exchanged with Webdigs all of the outstanding equity in Attaché Travel International, Inc., a Florida corporation and wholly owned subsidiary of Monaker (“Attaché”). Attaché owns approximately 85% of a corporation named RealBiz Holdings Inc. (“RealBiz”) which is the parent corporation of RealBiz360, Inc. RealBiz is a real estate media services company with a proprietary video processing technology that is used to provide virtual tours to the real estate industry. In exchange for our Attaché shares, our Company received a total of 93 million shares of newly designated Series A Convertible Preferred Stock (“Webdigs Series A Stock”). At November 30, 2015 Monaker owned 48,621,133 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 34% ownership of RealBiz.

On October 31, 2014 (“Deconsolidation Date”), Monaker and RealBiz deconsolidated their financial statements since the investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker Dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz common shares. The financial statements as of February 28, 2015 include consolidated balances of RealBiz through October 31, 2014. During the nine months ended November 30, 2015, Monaker recorded our allocated portions totaling $-0- of RealBiz’s net loss of $4,928,000. Monaker continues to own RealBiz Preferred Series A stock and, through November 30, 2015, although the two companies shared similar Directors, the companies are operating independently.

At November 30, 2015, RealBiz Media Group, Inc. had current assets of approximately $467,000, total assets of approximately $501,000, current liabilities of approximately $1,619,000 and total liabilities of approximately $2,309,000. For the nine months ended November 30, 2015, unaudited RealBiz Media Group, Inc. had gross sales of approximately $727,000 and a net loss of approximately $4,928,000.

Note 6 – Property and Equipment

At November 30, 2015, the Company did not have any property and equipment.

Note 7 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of November 30, 2015:

	November 30, 2015
	Remaining Useful Life	Cost	Accumulated Amortization	Net Carrying Value

Website platform	3.0 years	$400,000	$—	$400,000
Website development costs	0.3 years	635,755	632,616	3,139
H & A Club Portal	2.1 years	181,730	50,480	131,250
Acquired contracts, domains & customer lists	2.0 years	1,188,000	—	1,188,000
Name Your Fee Website (not placed in service)	3.0 years	915,392	—	915,392
		$3,320,877	$683,096	$2,637,781

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

Note 8 – Notes Payable
The following table sets forth the notes payable as of November 30, 2015:	Principal
On September 6, 2011, the Company renegotiated a note, due to default, until February 1, 2013 for $785,000. Beginning on October 1, 2011, the Company is obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments is to be in cash and the remaining $600,000 shall me made in cash or common stock. On February 15, 2012, the noteholder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. On February 27, 2015, the Company signed a settlement agreement whereby interest payments were made and the balance is convertible to common stock at the Company’s option. As of November 30, 2015, the Company is not in default of this note.	$510,000

On August 16, 2004, the Company entered into a promissory note with an unrelated third party for $500,000. The note bears interest at 7% per year and matured in March 2011 and was payable in quarterly installments of $25,000. The Company is in default of this note.	137,942

In February 2009, the Company restructured note agreements with three existing noteholders. The collective balance at the time of the restructuring was $250,000 plus accrued interest payable of $158,000 which was consolidated into three new notes payable totaling $408,000. The notes bear interest at 10% per year and matured on May 31, 2010, at which time the total amount of principle and accrued interest was due. In connection with the restructure of these notes the Company issued 150,000 detachable 3 year warrants to purchase common stock at an exercise price of $3.00 per share. The warrant issuance was recorded as a discount and amortized monthly over the terms of the note. On July 30, 2010, the Company issued 535,000 shares of common stock to settle all of these note agreements except for $25,000. The Company is in default of this note.

25,000

In connection with the acquisition of Brands on Demand, a five year lease agreement was entered into by an officer of the Company. Subsequent to terminating the officer, the Company entered into an early termination agreement with the lessor in the amount of $30,000 secured by a promissory note to be paid in monthly installments of $2,500, beginning June 1, 2009 and matured June 1, 2010. The Company is in default of this note.	30,000

On December 5, 2011, the Company converted $252,833 of accounts payable and executed an 8% promissory note to same vendor. Commencing on December 5, 2011 and continuing on the 1st day of each calendar month thereafter, the Company shall pay $12,000 per month. All payments shall be applied first to payment in full of any costs incurred in the collection of any sum due under this note, including, without limitation, reasonable attorney’s fee, then to payment in full of accrued and unpaid interest and finally to the reduction of the outstanding principal balance of the note. The Company is in default of this note.

221,130
$924,072

Interest charged to operations relating to the above notes was $43,422 and $35,431, respectively for the nine months ended November 30, 2015 and 2014. As of November 30, 2015, the Company has not made payments on the above obligations; accrued interest at November 30, 2015 is $256,094.

Note 9 – Other Notes Payable

The following table sets forth the other notes payable as of November 30, 2015:

Principal
Related parties :

On August 21, 2012, the Company received $50,000 in proceeds from a related-party investor and issued a bridge loan agreement with no maturity date. In lieu of interest, the Company issued 100,000 two (2) year warrants with an exercise price of $0.05 per share valued at $1,500 and charged this to operations. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option- pricing model with the following assumptions: risk-free interest rate of 0.29%, dividend yield of -0-%, volatility factor of 384.11% and expected life of three months. On July 15, 2013, the Company received $90,000 from the same related-party investor and converted the remaining balance of $30,000 into a new convertible promissory note valued at $120,000. The new note bears interest at 12% per annum until the maturity date of October 31, 2015 of which the annual interest rate is 18% per annum. Until such time of repayment of principal and interest, the holder of the new note may convert, in whole or part, into Series A or Series B Preferred stock. The Company has made the following principal payments: $20,000 on August 15, 2013, $25,000 on October 1, 2013 and $25,000 on October 23, 2014, leaving a remaining principal balance of $50,000	50,000

Non-related parties:

The Company has an existing promissory note, dated July 23, 2010, with a shareholder in the amount of $100,000. The note is due and payable on July 23, 2012 and bears interest at a rate of 6% per annum. As consideration for the loan, the Company issued 200 warrants to the holder with a nine year life and a fair value of approximately $33,000 to purchase shares of the Company’s common stock, $0.00001 par value, per share, at an exercise price of $500 per share. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of .984%, dividend yield of -0-%, volatility factor of 115.05% and an expected life of 1.5 years and has been fully amortized. On September 26, 2012, the noteholder assigned $30,000 of its principal to a non-related third party investor and the Company issued a convertible promissory note for same value. The Company is in default of this note	70,000
$120,000

Interest charged to operations relating to the above notes was $7,650 and $10,068 respectively for the nine months ended November 30, 2015 and 2014. As of November 30, 2015, the Company has not made payments on the above obligations; and accrued interest at November 30, 2015 is $50,232.

Note 10 – Other Advances

Related Party

On April 13, 2011 the Company owed $186,000 of related party advances, the Company, as part of a shareholder loan conversion agreement, converted $98,000 of related party advances with the issuance of 1,407,016 shares of common stock and 2,814,032 three (3) year warrants with an exercise price $0.25 per share. Also on April 13, 2011, the Company converted $70,000 of related party advances into a convertible promissory note, leaving a balance due of $18,000. During the nine months ended November 30, 2015, the remaining principal balance of $18,000 was converted into the common stock of our former consolidated subsidiary, RealBiz, as part of an exchange agreement between the Company and the debt holder. In order to issue RealBiz common stock, we convert our investment of Series A Preferred stock into common stock of RealBiz and then exchange those shares for debt.

Non Related Party

Prior to the fiscal year ended February 28, 2011, a non-related party made $50,000 in payments to a vendor on behalf of the Company. The remaining principal balance as of November 30, 2015 totaled $50,000.

Note 11 – Shareholder Loans

During the nine months ended November 30, 2015, the Company received $25,000 in cash proceeds, made payments of $9,081 in principal payments and the remaining balance as of November 30, 2015 totaled $394,919.

Note 12 – Convertible Promissory Notes

The Company has convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from September 30, 2012 to October 19, 2016 and with a range of fixed and variable conversion features. During the nine months ended November 30, 2015 and 2014, the Company recognized interest expense of $289,915 and $437,067, respectively. The table below summarizes the convertible promissory notes as of November 30, 2015.

	November 30, 2015
	Non Related Party	Related Party	Total
Principal
Beginning balance	$6,828,386	$1,025,000	$7,853,386
Additions:
Proceeds received from note issuances	—	—	—
Fees	—	—	—
	—	—	—
Subtractions:
Conversion to common shares	3,235,084	675,000	3,910,084
Principal repayments	36,400	—	36,400
	3,271,484	675,000	3,946,484
Ending balance	$3,556,902	$350,000	$3.906,902
Carrying Value
Total convertible promissory notes	$3,556,902	$350,000	$3,906,902
Less: current portion	593,599	350,000	943,599
Long term portion	$2,963,303	$—	$2,963,303
Principal past due and in default	$316,017	$—	$316,017

During the nine months ended November 30, 2015, the Company:

●	Recorded debt discount amortization expense in the amount of $-0-

●	Made $36,400 in principal payments against outstanding convertible promissory notes.

●	Executed a conversion of $810,804 of principal into 411,754 shares of the Company’s common stock.

●	Issued 124,000 shares of its common stock in satisfaction of $3,100,000 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert such notes into common stock, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and granted one (1) year common stock warrants to purchase 30,000 shares of common stock with an exercise price of $0.50 per share valued at $44,418, for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20%, and expected life of one year.

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

During the nine months ended November 30, 2015, the Company:

●	Converted 331,403 shares of Series A Preferred stock, at a carrying value of $331,403, into 3,314,030 shares of common stock of our former subsidiary RealBiz at agreed upon conversion terms.

●	Converted 15,000 shares of Series A Preferred stock, at a carrying value of $15,000 into 30,000 shares of common stock.

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

During the nine months ended November 30, 2015, the Company:

●	Issued 15,000 shares of Series B Preferred stock for proceeds received in the prior year valued at $75,000.

●	Issued 15,000 shares of Series B Preferred stock as partial payment of interest due to a convertible promissory note holder valued at $75,000.

●	Converted 20,000 shares of Series B Preferred stock into RealBiz common stock, upon the investor’s request, issuing 2,000,000 shares of RealBiz common stock with a total carrying value of $100,000.

●	Entered into a special exchange agreement with holders of Series B Preferred stock to convert 138,000 shares of Series B Preferred stock at a value of $690,000 into 280,000 shares of its common stock valued at $948,600, incurring a loss on inducement of $258,600 with the Series B Preferred stock shareholders agreeing to forfeit $145,162 in accrued dividends and any entitlement to future dividends.

Dividends in arrears on the outstanding preferred shares total $412,588 as of November 30, 2015. The Company had 134,200 shares of Series B Preferred stock issued and outstanding as of November 30, 2015.

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

During the nine months ended November 30, 2015, the Company:

●	Issued 2,000 shares of its Series C Preferred stock along with one (1) year common stock warrants to purchase 2,000 shares of common stock with an exercise price of $2.50 per share and received $10,000 in cash proceeds.

●	Issued 3,500 shares of its Series C Preferred stock along with one (1) year common stock warrants to purchase 4,500 shares of common stock with an exercise price of $2.50 per share, for $22,500 of proceeds received from prior year advances.

●	Issued 13,000 shares of Series C Preferred stock and one (1) year common stock warrants to purchase 6,000 shares of common stock with an exercise price of $0.50 per share, to recipients for consulting services rendered valued at $73,138. The value of the common stock issued was based on the fair value of the stock at the time of issuance. The value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.10% to 0.24%, dividend yield of -0-%, volatility factor of 217.04, and expected life of one year.

●	Issued 30,000 shares of Series C Preferred stock for a deferred compensation settlement with the former CFO of RealBiz, our former subsidiary valued at $150,000.

●	Converted 22,100 shares of Series C Preferred stock into 960,000 shares of common stock of our former subsidiary RealBiz at the agreed upon conversion terms.

●	Entered into a special exchange agreement with holders of Series C Preferred stock to convert 203,000 shares of Series C Preferred stock at a value of $1,005,000 into 406,000 shares of its common stock valued at $1,286,216, incurring a loss on inducement of $281,216 with the Series C Preferred stock shareholders agreeing to forfeit $97,389 in accrued dividends and any entitlement to future dividends.

Dividends in arrears on the outstanding preferred shares total $42,120 as of November 30, 2015. The Company had 41,000 shares of Series C Preferred stock issued and outstanding as of November 30, 2015.

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

During the nine months ended November 30, 2015, the Company:

●	Issued 60,000 shares of Series D Preferred stock in connection with an Asset Purchase Agreement the Company assigned to its former subsidiary, RealBiz, valued at $400,000. The value assigned to the asset purchase agreement was based upon the fair market value of RealBiz’s common stock on the date of the agreement as if all 60,000 shares were converted into RealBiz common stock.

●	Issued 100,000 shares of Series D Preferred stock in connection with a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida Limited Liability Company called Name Your Fee, LLC. As stated in the agreement, ownership of the entity is at 51% for Monaker and 49% for Jasper. Monaker will issue to Jasper 100,000 Series D Preferred shares at a stated value of $5 per share for a total of $500,000 as its contribution. Jasper is contributing $75,000, advancing $75,000 to RealBiz (a former subsidiary of Monaker) and the assets of the website (Name Your Fee) together with associated technology.

●	Issued 1,000 shares of Series D Preferred stock to a director at a stated value of $5 per share totaling $5,000.

●	Converted 62,100 shares of Series D Preferred stock, upon investor request, into 2,069,793 shares of RealBiz with a carrying value of $310,500.

●	Entered into a special exchange agreement with holders of Series D Preferred stock to convert 561,600 shares of Series D Preferred stock at a value of $2,808,000 into 1,123,200 shares of its common stock valued at $3,660,850, incurring a loss on inducement of $852,850 with the Series D shareholders agreeing to forfeit $729,048 in accrued dividends and any entitlement to future dividends.

●	Converted 28,644 shares of Series D Preferred stock, upon investor request, into 75,000 shares of the Company’s common stock at a value of $143,220.

Dividends in arrears on the outstanding preferred shares total $766,059 as of November 30, 2015. The Company had 347,456 shares of Series D Preferred stock issued and outstanding as of November 30, 2015.

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

During the nine months ended November 30, 2015, the Company:

●	Issued 676,677 shares of its common stock along with one year common stock warrants to purchase 510,840 shares of common stock with an exercise price between $1.50 and $12.50 per share, for cash proceeds of $1,437,796.

●	Issued 71,532 shares of its common stock upon the exercise of common stock warrants to purchase 71,532 shares of common stock, for cash proceeds of $89,766.

●	Preferred series conversions:

○     Converted 15,000 shares of Series A Preferred stock valued at $15,000, into 30,000 shares of the Company’s common stock.

○     Entered into a special exchange agreement with holders of Series B Preferred stock to convert 138,000 shares of Series B preferred stock at a value of $690,000 into 280,000 shares of its common stock valued at $948,600, incurring a loss on inducement of $258,600 with the Series B Preferred stock shareholders agreeing to forfeit $145,162 in accrued dividends and any entitlement to future dividends.

○     Entered into a special exchange agreement with holders of Series C Preferred stock to convert 203,000 shares of Series C Preferred stock at a value of $1,005,000 into 406,000 shares of its common stock valued at $1,286,216, incurring a loss on inducement of $281,216 with the Series C Preferred stock shareholders agreeing to forfeit $97,389 in accrued dividends and any entitlement to future dividends.

○     Entered into a special exchange agreement with holders of Series D Preferred stock to convert 560,600 shares of Series D Preferred stock at a value of $2,808,000 into 1,121,200 shares of its common stock valued at $3,660,850, incurring a loss on inducement of $852,850 with the Series D Preferred stock shareholders agreeing to forfeit $729,048 in accrued dividends and any entitlement to future dividends.

○     Converted 28,644 shares of Series D Preferred stock, upon investor request, into 75,000 shares of the Company’s common stock at a value of $143,220.

●	Issued 136,000 shares of its common stock in satisfaction of $146,430 in principal of convertible promissory notes in accordance with the terms of the notes.

●	Issued 620,000 shares of its common stock in satisfaction of $4,756,418 in principal of modified convertible promissory notes in accordance with the terms of the notes. Additionally, as an inducement to convert $3,100,000 of the $4,756,418 in principal, the Company issued 496,000 shares of its common stock at a value of $1,612,000 and granted one (1) year common stock warrants to purchase 30,000 shares with an exercise price of $0.50 per share valued at $44,418 for a total amount charged to interest expense of $1,656,418. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.23%, dividend yield of -0-%, volatility factor of 217.20% and expected life of one year.

●	Issued 20,000 shares of its common stock as part of an acquisition agreement with Launch 360 Media, Inc. (“Launch 360”), dated May 6, 2015, for a ten percent (10%) interest in the common stock outstanding of Launch 360 valued at $56,000. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance.

●	Issued 24,919 shares of its common stock valued at $108,195 to its employees as stock compensation. The value of the common stock issued was based on the fair value of the stock at the time of issuance.

●	Issued 109,731 shares of its common stock and one (1) year common stock warrants to purchase 182,291 shares of common stock with an exercise price of $1.25 per share for a total value of $563,060 for consulting services rendered. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of issuance. The value of the warrants was estimated at the time of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 0.40%, dividend yield of -0-%, volatility factor of 207.55% and expected life of one year.

●	Issued 355,754 shares of common stock valued at $1,135,124 to settle $964,384 of principal as part of settlement agreements with note holders and recognized a $170,740 loss on settlement of debt. The value of the common stock issued was based on the fair value of the stock determined by actual trading price quotes at the time of execution of the settlement agreements.

●	Issued 383,230 shares of its common stock on October 26, 2015, valued at $1,188,000, to the holders of Always On Vacation, Inc. involving a merger of Monaker’s wholly-owned subsidiary AOV Holding, Inc. and Always On Vacation, Inc. effectively cancelling each shares of capital stock of Always on Vacation, Inc. The common stock was recorded at fair value as of the acquisition dated according to ASC 805 and is treated as a business combination.

The Company had 4,728,610 shares of common stock issued and outstanding as of November 30, 2015 post-split based upon the 1:50 reverse stock split that occurred on June 25, 2015 and has retroactively adjusted the unaudited consolidated financial statements according to ASC 260-10-55-12.

Common Stock Warrants

At November 30, 2015, there were 1,006,685 warrants outstanding with a weighted average exercise price of $3.77 and weighted average life of 1.34 years. During the nine months ended November 30, 2015, the Company granted 735,631 warrants – 182,291 warrants for consulting fees, 12,500 warrants attached to Series C Preferred stock issuances, 510,840 warrants granted with common stock subscriptions and 30,000 warrants granted for inducement to settle modified debt; 69,500 were exercised and 123,911 expired. As of November 30, 2015 and February 28, 2015, the warrants have an intrinsic value of $0.00.

Common Stock Options

On August 23, 2015, the Company entered into a stock option termination agreement with all the option holders. Due to the multiple reverse stock splits, the Company anticipated it would be highly unlikely these options would be exercised and terminated all 81 options outstanding.

Note 14 - Commitments and Contingencies

The Company leases approximately 6,500 square feet of office space in Weston, Florida pursuant to a lease agreement, with Bedner Farms, Inc. of the building located at 2690 Weston Road, Weston, Florida 33331. In accordance with the terms of the lease agreement, the Company is renting the commercial office space, for a term of five years commencing January 1, 2011 through December 31, 2015. The rent for the nine months ended November 30, 2015 and 2014 was $109,024 and $103,856 respectively. In September of 2011, the Company sublet a portion of its office space offsetting our rent expense by $1,500 per month. In November 2012, the Company entered into another agreement to sublet a portion of its office space offsetting our rent expense by an additional $2,500 per month, this tenant will pay $2,750 as of January 2014. In January 2014, the total monthly rent sublet offset is $4,250.

On December 17, 2015, the Company signed a new lease for approximately 2,500 square feet with Bedner Farms as the over-landlord and Swift Response, LLC as the sub-landlord for office space location at 2690 Weston Road Weston, Florida 33331. The Company is renting commercial office space for three years commencing January 1, 2016 through December 31, 2018. The rent for the three years are $78,000, $80,340, $82,750 respectively.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current		Long Term
			FY 2018
			And
	FY 2016	FY 2017	thereafter	Totals
Consulting	$25,875	$103,500	$207,000	$336,375
Leases	26,144	81,481	149,700	257,325
Other	97,447	331,764	663,528	1,092,739
Totals	$149,466	$516,745	$1,020,228	$1,686,439

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

The following table sets forth the liabilities as of November 30, 2015, which are recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, they are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
Description	November 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory note with embedded conversion option	$178,212	$—	$—	$178,212
Total	$178,212	$—	$—	$178,212

The following table sets forth a summary of changes in fair value of our derivative liabilities for the nine months ended November 30, 2015:

Beginning balance, February 28, 2015	$287,149
Change in fair value of embedded conversion feature of:
Gain on change in fair value of derivatives on convertible promissory notes	(108,937)
Ending balance, November 30, 2015	$178,212

Note 17 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

During December 2015 and January 2016, the Company:

●	Converted $350,000 in modified convertible promissory notes and $50,000 in notes payable in accordance with an exchange agreement with a note holder and issued 226,292 shares of common stock.
●	Issued 222,400 shares of common stock upon the conversion of 111,200 shares of Series B Preferred stock.
●	Issued 10,000 shares of common stock for the conversion of a $12,500 convertible promissory note.
●	Issued 5,000 shares of common stock to various parties to settle debt in relation to the Always on Vacation acquisition. Common shares issued for AOV shareholders, deferred compensation and bonus shares.
●	Issued 61,430 shares of common stock as part of the Always On Vacation exchange agreement.
●	Issued 20,635 shares of Company common stock for various consulting and employment agreements.

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

Summary

Monaker Group, Inc. (“Monaker”) is a multi-faceted interactive media company whose key focus is around what the Company believes to be the most universal, yet powerful consumer-passion categories being - travel, home and work. The Company is engaged in the business of providing digital media and marketing services for these industries along with the opportunity to create long term relationships through its Home & Away Club membership programs. During the nine months ended November 30, 2015, all of our revenue was derived from our travel operations. The Company generates revenue from commissions from traditional sales of our travel products and expects to accelerate its revenue base through: (i) advertising revenue from preferred suppliers, sponsors and referral fees, (ii) travel and employment media services which include video sponsorship packages, pre-roll advertising, commissions and referral fees; and (iii) revenue derived from Home & Away Club memberships.

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

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2015 Compared to the Three Months Ended November 30, 2014

Revenues

Our total revenues decreased 93% to $21,717 for the three months ended November 30, 2015, compared to $310,341 for the three months ended November 30, 2014, a decrease of $288,624. The decrease is mainly due to the deconsolidation of our former consolidated subsidiary RealBiz and, consequently, our revenues no longer include the revenue of RealBiz. This decrease in revenues was partially offset by the recognition of travel revenues, previously deferred, because the travel had not occurred.

Revenues from the travel segment decreased 76% to $21,717 for the three months ended November 30, 2015, compared to $89,393 for the three months ended November 30, 2014, a decrease of $67,676. The decrease is attributable to a decrease in tour and cruises booked by our luxury tour operation which provides escorted and independent tours worldwide to upscale travelers.

Revenues from the RealBiz real estate media operations decreased 100% to $0 for the three months ended November 30, 2015, compared to $220,948 for the three months ended November 30, 2014, a decrease of $220,948, due to the deconsolidation of our former consolidated subsidiary RealBiz.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 24% to $1,322,357 for the three months ended November 30, 2015, compared to $1,737,655 for the three months ended November 30, 2014, a decrease of $415,298. This decrease was mainly attributable to deconsolidation of the expenses of our former consolidated subsidiary, RealBiz.

Other Income (Expenses)

Interest income increased to $2,367,209 for three months ended November 30, 2015, compared to interest expense of $376,980 for the three months ended November 30, 2014, an increase in interest income of $2,744,189, primarily due to the inducement expense relating to inducing a convertible debt holder to convert its debt into common shares and warrants as discussed in Note 13. Gain on change in fair value of derivatives increased 120% to $8,302 for the three months ended November 30, 2015, compared to a loss on change in fair value of derivatives of $40,635 for the three months ended November 30, 2014, an increase of $48,937 primarily due to change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options. There was also a $6,255,188 decrease in gain on deconsolidation of subsidiary, relating to RealBiz, for the three months ended November 30, 2014, compared to no gain on deconsolidation of subsidiary for the three months ended November 30, 2015. We had $695,598 of loss on settlement of debt for the three months ended November 30, 2015. The loss was due primarily to the inducement of converting a debt and equity holder into common shares. We had total other expense of $287,140 for the three months ended November 30, 2015, compared to total other income of $5,426,006 for the three months ended November 30, 2014, a decrease of $5,138,866, mainly due to the reduction in gain on deconsolidation of subsidiary.

Net Loss

We had a net loss of $1,013,500 for the three months ended November 30, 2015, compared to net income of $3,998,692 for the three months ended November 30, 2014, a decrease of $5,012,192. The increase in loss from 2014 to 2015 was primarily a result of the deconsolidation of our former consolidated subsidiary, RealBiz.

RESULTS OF OPERATIONS

For the Nine Months Ended November 30, 2015 Compared to the Nine Months Ended November 30, 2014

Revenues

Our total revenues decreased 52% to $507,077 for the nine months ended November 30, 2015, compared to $1,061,643 for the nine months ended November 30, 2014, a decrease of $554,566. The decrease is mainly due to the deconsolidation of our former consolidated subsidiary, RealBiz, and no longer including the revenue of RealBiz. The decrease was partially offset by the receipt of deferred revenue.

Revenues from the travel segment increased 71% to $507,077 for the nine months ended November 30, 2015, compared to $295,679 for the nine months ended November 30, 2014, an increase of $211,398. The increase is attributable to the receipt of deferred revenue.

Revenues from the RealBiz real estate media operations decreased 100% to $0 for the nine months ended November 30, 2015, compared to $765,964 for the nine months ended November 30, 2014, due to the deconsolidation of our former consolidated subsidiary, RealBiz, and no longer including the revenue of RealBiz in our financials.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses decreased 49% to $2,879,627 for the nine months ended November 30, 2015, compared to $5,694,870 for the nine months ended November 30, 2014, a decrease of $2,815,243. This decrease was mainly attributable to deconsolidation of the expenses of the former consolidated subsidiary, RealBiz.

Other Income (Expenses)

Interest expense decreased to $340,987 for the nine months ended November 30, 2015, compared to $909,830 for the nine months ended November 30, 2014, a decrease of $568,843, primarily due to the inducement expense relating to inducing a debt holder to convert its debt into common shares and warrants as disclosed in Note 14. Loss on settlement of debt increased 100% to $919,598 for the nine months ended November 30, 2015, compared to $0 for the nine months ended November 30, 2014. The loss was due primarily to the inducement of converting a debt and equity holder into common shares. Gain on change in fair value of derivatives decreased 90% to $108,937 for the nine months ended November 30, 2015, compared to $1,102,932 for the nine months ended November 30, 2014, a decrease of $993,995 primarily due to change in the per share value of the underlying common stock and conversion of outstanding principal in convertible promissory notes containing embedded conversion options. Gain on deconsolidation of subsidiary decreased 100% to $0 for the nine months ended November 30, 2015, compared to $6,255,188 for the nine months ended November 30, 2014, the decrease of $6,255,188 due to restating the effect of deconsolidation. Total other expense decreased to $2,546,154 for the nine months ended November 30, 2015, compared to a $6,202,807 gain for the nine months ended November 30, 2014, an increase in loss of $8,748,961 primarily due to non-recurring expenses resulting from the deconsolidation of our former consolidated subsidiary RealBiz.

Net Loss

We had a net loss of $4,918,704 for the nine months ended November 30, 2015, compared to net income of $1,569,580 for the nine months ended November 30, 2014, an increase in net loss of $6,488,284. The increase in loss from 2014 to 2015 was primarily due to an increase of $1,023,172 in interest expense from loss on inducement expense on conversion of debt, and a decrease of $6,255,188 in gain on deconsolidation of subsidiary which were offset by a decrease in operating expenses of $2,815,243.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current		Long Term
			FY 2018
			And
	FY 2016	FY 2017	thereafter	Totals
Consulting	$25,875	$103,500	$207,000	$336,375
Leases	26,144	81,481	149,700	257,325
Other	97,447	331,764	663,528	1,092,739
Totals	$149,466	$516,745	$1,020,228	$1,686,439

Liquidity and Capital Resources

At November 30, 2015, we had $287,892 cash on-hand, an increase of $61,480 from $226,412 at the start of fiscal 2016. The increase in cash was due primarily to equity fund raising offset by operating expenses, website development costs and advances to affiliates.

Net cash used in operating activities was $1,523,535 for the nine months ended November 30, 2015, a decrease of $790,182 from $2,313,717 used during the nine months ended November 30, 2014. This decrease was primarily due to an increase in loss on inducement to convert a debt into common stock included in interest expense, a decrease in the gain on change in fair value of derivatives, a decrease in the non-controlling interest in income of consolidated subsidiaries, an increase in loss on debt conversions and an increase in stock based compensation, offset by increases in net loss and to a lesser extent a decrease in the amortization of intangibles, a decrease in amortization of debt, a decrease in directors fees, and a decrease in accounts payable and accrued expenses.

Net cash provided by investing activities increased to $65,000 for the nine months ended November 30, 2015, compared to $599,257 used in investing activities for the nine months ended November 30, 2014, an increase of $664,257 primarily due to website development costs incurred in the prior year.

Net cash provided by financing activities decreased by $1,277,492 to $1,520,015, for the nine months ended November 30, 2015, compared to $2,797,507 for the nine months ended November 30, 2014. This decrease was primarily due to the decrease of proceeds from convertible notes of $470,000, net decrease of proceeds received from the issuance of Series B Preferred stock shares of $125,000 and Series C Preferred stock shares of $519,500, a decrease of proceeds received in advance subscriptions of $277,500 which was offset by an increase of proceeds from the issuance of common stock of $158,540.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2015:

●	The Company issued 350,000 shares of its common stock for cash proceeds of $855,000.

●	15,000 shares of Series A Preferred Stock were converted into 30,000 shares of our common stock.

●	140,000 shares of Series B Preferred Stock were converted into 280,000 shares of our common stock.

●	203,000 shares of Series C Preferred Stock were converted into 406,000 shares of our common stock.

●	599,100 shares of Series D Preferred Stock were converted into 1,198,200 shares of our common stock.

●	The Company issued 32,000 shares of common stock upon conversion of convertible promissory notes with a value of $65,100.

●	The Company issued 2,333 shares of common stock as part of an employment agreement value at $8,632.

●	The Company issued 55,000 shares of common stock valued at $411,450 for consulting fees rendered.

●	The Company issued 383,230 shares of common stock as part of the acquisition of AOV valued at $1,188,000.

●	The Company issued 355,754 shares of common stock valued at $1,135,124 to settle $964,384 of principal as part of settlement agreements with note holders and recognized a $170,740 loss on settlement of debt.

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

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for the conversions of preferred stock and convertible notes described above, as the securities were exchanged by us with our existing security holders in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

101

The following financial statements from Monaker Group, Inc.’s Quarterly Report on Form 10-Q/A for the nine months ended November 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: January 20, 2017	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2017	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting Officer)