Form 10-Q
period 2016-11-30
Monaker Group, Inc.
filed 2017-01-23
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

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

As of January 20, 2017 there were 10,321,359 shares outstanding of the registrant’s common stock.

1

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	November 30,	February 29,
	2016	2016
Assets
Current Assets
Cash	$102,652	$137,944
Notes receivable - short term	750,000	15,000
Prepaid expenses and other current assets	27,262	50,848
Security deposits	15,000	13,206
Total current assets	894,914	216,998

Investment in unconsolidated affiliate	—	56,000
Website Development costs and intangible assets, net	1,646,243	2,625,086
Total assets	$2,541,157	$2,898,084

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$434,136	$588,513
Other current liabilities	11,022	60,570
Convertible promissory notes, net of discount of $0 and $0, respectively	1,409,326	1,658,908
Other notes payable	993,000	15,919
Notes payable - current portion	—	711,784
Total current liabilities	2,847,484	3,035,694

Total liabilities	2,847,484	3,035,694

Stockholders’ deficit
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 1,869,611 and 1,869,611 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively	18,696	18,696
Series B Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 125,200 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively	—	1
Series C Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 13,100 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively	—	—
Series D Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 132,156 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively	—	2
Common stock, $.00001 par value; 500,000,000 shares authorized; 9,913,663 and 6,686,540 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively	99	67
Additional paid-in-capital	97,516,196	92,925,589
Accumulated deficit	(97,841,318)	(93,562,357)
Total Monaker Group, Inc. stockholders’ deficit	(306,327)	(618,002)
Noncontrolling interest	—	480,392
Total stockholders’ deficit	(306,327)	(137,610)
Total liabilities and stockholders’ deficit	$2,541,157	$2,898,084

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
		(Restated)		(Restated)
	November 30,	November 30,	November 30,	November 30,
	2016	2015	2016	2015
Revenues
Travel and commission revenue	$101,477	$21,717	$373,346	$507,077
Total revenues	101,477	21,717	373,346	507,077
Operating expenses
Cost of revenues	98,224	25,373	294,433	188,078
Technology and development	—	18,282	—	54,846
Salaries and benefits	350,928	338,528	1,242,609	1,032,826
Selling and promotions expense	137,273	10,940	166,721	14,203
General and administrative	1,525,984	929,234	2,852,435	1,589,674
Total operating expenses	2,112,409	1,322,357	4,556,198	2,879,627

Operating loss	(2,010,932)	(1,300,640)	(4,182,852)	(2,372,550)
Other income (expense)
Interest income (expense) including loss on inducement expense on conversion of debt	(66,281)	2,367,209	(189,678)	(340,987)
Gain (loss) on conversion of debt	—	(695,598)	97,943	(919,598)
Gain on change in fair value of derivatives	—	8,302	—	108,937
Loss on inducement to convert preferred stock	—	(1,392,666)		(1,392,666)
Loss on legal settlement	—	—	(81,832)	—
Gain (loss) on sales of investments	—	—	245,958	—
Loss on investment	(168,500)	—	(168,500)	—
Other income (expense)	(281)	(107)	—	(1,840)
Total other income (expense)	(235,062)	287,140	(96,109)	(2,546,154)

Net loss	$(2,245,994)	$(1,013,500)	$(4,278,961)	$(4,918,704)

Net loss attributable to the noncontrolling interest	—	2,641	—	4,784

Net loss attributable to Monaker Group, Inc.	$(2,245,994)	$(1,010,859)	$(4,278,961)	$(4,913,920)

Net loss attributable to common shareholders	$(2,245,994)	$(1,010,859)	$(4,278,961)	$(4,913,920)

Weighted average number of common shares outstanding	9,340,277	2,498,269	8,078,582	1,549,050

Basic and diluted net loss per share	$(0.24)	$(0.40)	$(0.53)	$(3.17)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended

		(Restated)
	November 30,	November 30,
	2016	2015
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(4,278,961)	$(4,913,920)
Adjustments to reconcile net loss to net cash from operating activities:
Noncontrolling interest in income of consolidated subsidiary	—	(4,784)
Amortization of intangibles	835,698	54,846
Stock based compensation and consulting fees	1,110,423	1,086,007
Loss on inducements to convert included in interest expense	—	1,392,666
Loss on settlement of debt	—	919,598
Derivative liability expense	—	(108,937)
Gain on settlement of debt	(97,943)	—
Gain on sale of assets	(245,958)	—
Loss on investment	168,500	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	23,586	(19,375)
Increase in security deposits	(1,794)	—
Decrease in dividends receivable	—	881,587
Decrease in accounts payable and accrued expenses	(144,965)	(671,473)
Decrease in other current liabilities	(238,855)	(139,750)
Net cash used in operating activities	(2,870,269)	(1,523,535)

Cash flows from investing activities:
Payment related to website development costs	(630,864)	(10,000)
Investment in Name Your Fee	—	75,000
Net cash provided by (used in) investing activities	(630,864)	65,000

Cash flows from financing activities:
Payments on other notes payable	(214,582)	(36,400)
Proceeds from shareholder loans	20,000	15,919
Payments on shareholder loans	(35,919)	—
Proceeds from advances	—	57,000
Principal payments against shareholder advances	—	(75,000)
Proceeds from line of credit, net	993,000	—
Proceeds from the collection of stock subscription receivable		5,000
Proceeds from issuance of Series B Preferred shares	—	75,000
Proceeds from issuance of Series C Preferred shares	—	27,500
Proceeds from issuance of common stock	1,752,800	1,361,231
Proceeds from exercise of common stock warrants	950,542	89,765
Net cash provided by financing activities	3,465,841	1,520,015

Net increase (decrease) in cash	(35,292)	61,480

Cash at beginning of period	137,944	226,412

Cash at end of period	$102,652	$287,892

Supplemental disclosure:
Cash paid for interest	$104,233	$177,215

Non-cash transactions:
Note payable and accrued interest converted to common stock	$575,372	$—
Settlement of accrued interest with stock	$14,000	$—
Shares/warrants issued for conversions of debt to equity	$75,000	$3,910,084
Common stock issued for investment	$112,500	$56,000
Common stock for assets	$—	$1,188,001
Series D Preferred for assets	$—	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, unites millions of travelers seeking ALR online with property owners and managers of over one million vacation rental properties located in countries around the world. As of November 30, 2016, our global marketplace includes approximately 100,000 paid listings on subscriptions and contracted with over 1 million listings under the performance based listing arrangement ALRs (described in greater detail below). As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

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

The platform is a combination of proprietary and licensed technology that connects and searches large travel suppliers as well as perishing and alternative lodging inventories to present to consumers comprehensive and optimal alternatives to choose from, at the most inexpensive rates.

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

The results of operations for the nine months ended November 30, 2016, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2017.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2016 and February 29, 2016.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. As of November 30, 2016 and February 29, 2016, the Company's software development costs are as follows:

Software Development Costs - Place In Service	Balance February 29, 2016		Additions	Disposals	Balance November 30, 2016
Cost	S	3,405,946	$630,864	$(915,392)	$3,121,418
Less: Amortization		(780,860)	(835,698)	141,383	(1,475,175)
Net		$2,625,086	$(204,834)	$(774,009)	$1,646,243

Of the above software development costs, $1,105,932 is not yet placed in service as of November 30, 2016. In addition during the nine months ended November 30, 2016 there was a disposal of $915,392 assets in relation to the sale of the 51% membership interest of Name Your Fee (see note 4).

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the nine months ended November 30, 2016 and 2015, respectively.

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

Going Concern

As of November 30, 2016, and February 29, 2016, the Company had an accumulated deficit of $97,841,318 and $93,562,357, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of November 30, 2016, the Company had a working capital deficit of $1,952,570, and for the nine months ended November 30, 2016, had a net loss of $4,278,961 and cash used in operations of $2,870,269.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $350,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations. We believe that in the aggregate, we would require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of November 30, 2016 and February 29, 2016, we had $2,847,484 and $3,035,694, respectively, of current liabilities. These conditions raise substantial doubt of our ability to continue as a going concern. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Note 2 – Note Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six percent (6%) promissory note in the amount of $15,000. The entire principal balance of this note was rolled into and became part of the consideration paid for the purchase of the Company’s 51% membership interest in Name Your Fee, LLC, including approximately $1,000,000 in intangible assets which was sold on May 16, 2016, to the same non-related third party for cancellation of $45,000 in notes and a promissory note in the amount of $750,000 (see also Note 4).

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

On October 31, 2014 (the “Deconsolidation Date”), Monaker and RealBiz Media Group, Inc. (“RealBiz”) deconsolidated their financial statements since Monaker’s investment in RealBiz went below 50% majority ownership and Monaker was deemed to no longer have control over RealBiz. Monaker’s proportional financial interest in RealBiz is reduced when shares of Monaker dual convertible preferred stock and Monaker convertible debt are exchanged for RealBiz shares of common stock. Since July 14, 2014, the holders of Series D Preferred Stock shares of the Company may elect to convert all or any part of such holder’s shares into common stock of the Company at the stated value of $12.50 per share on a one-for-one basis, or they may elect to convert the Series D Preferred Stock shares into shares of common stock of RealBiz stock at $0.15 per share. To honor the conversion of the Company’s Series D Preferred Stock shares into RealBiz shares of common stock, the Company redeems, one-for-one, shares of RealBiz Series A Preferred Stock shares held as investment and presents them to RealBiz for conversion into RealBiz common stock (on a one-for-one basis). When the converted RealBiz common stock shares are received by the Company, they are forwarded to the individual/entity requesting the conversion into shares of RealBiz restricted common stock. All Series D Preferred Stock shares of the Company have been converted as of August 26, 2016.

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

At February 29, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 28% ownership of RealBiz. At November 30, 2016, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 8,126,630 shares of RealBiz common stock, representing 27% ownership of RealBiz. This interest, along with a net receivable balance due, has been written down to zero ($0) as of November 30, 2016 and February 29, 2016, to reflect the realizable value of this investment and asset. As discussed below under “Note 8 – Stockholders’ Deficit”, RealBiz has attempted to unilaterally cancel the common stock and Series A Preferred Stock which we hold in RealBiz and we have filed a lawsuit in connection therewith arguing such cancellation or attempted cancellation violated applicable law.

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

On August 31, 2016, the Company entered into a Marketing and Stock Exchange Agreement with Recruiter.com, Inc. whereby the Company issued to Recruiter.com, Inc., 75,000 shares of the Company’s restricted common stock valued at $1.50 per share, for a total of $112,500, in exchange for 2,220 shares of common stock of Recruiter.com, Inc.  The acquisition of the 2,200 shares of common stock of Recruiter.com, Inc. was written off to its realizable value of $0 as of November 30, 2016.  Also, an additional 75,000 shares of the Company’s restricted common stock valued at $1.50 per share, for a total of $112,500, were issued for advertising and marketing services to be performed by Recruiter.com, Inc. over the next 12 months, pursuant to the terms of the agreement.

Note 5 – Notes Payable

The following table sets forth the notes payable as of November 30, 2016 and February 29, 2016:

	Principal
	November 30, 2016	February 29, 2016
On September 6, 2011, the Company extended a note in the amount of $785,000, then in default, until February 1, 2013. Beginning on October 1, 2011, the Company was obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments was to be in cash and the remaining $600,000 was to be made in cash or common stock. On February 15, 2012, the note-holder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by the purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company has assumed this note related to the sold entity and settled the outstanding debt on November 16, 2016, through the issuance of 255,041 shares of the Company’s common stock at $2.25 per share for the principal plus 680 shares of the Company’s common stock at $2.25 per share for the accrued interest.	$—	$573,842

On August 16, 2004, the Company entered into a promissory note with an unrelated third party in the amount of $500,000. The note bears interest at 7% per year, matured in March 2011 and was payable in quarterly installments of $25,000. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company assumed this note related to the sold entity on June 24, 2016 and this promissory note was settled with full release for the amount of $40,000.	—	137,942
	$—	$711,784

Note 6 – Other Notes Payable

The Company has a demand loan with a stated interest rate of 6% per annum, due for funds received from In Room Retail, Inc. which is owned by William Kerby, CEO and Chairman of the Company. This loan was repaid in cash on November 4, 2016.	$—	$$15,919

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are due on June 15, 2017.	993,000	—
	$$993,000	$$15,919

Interest charged to operations relating to the above notes was $39,678 and $24,142, respectively, for the nine months ended November 30, 2016 and 2015, and $14,242 for the year ended February 29, 2016.

On June 2, 2016, we borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note“) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note may be prepaid in whole or in part at any time, without penalty or premium. On June 24, 2016, we repaid this note.

Note 7 – Convertible Promissory Notes

The Company has outstanding convertible promissory notes with interest rates ranging from 6% to 12% per annum, maturity dates ranging from December 1, 2016 to September 30, 2017, and with a range of fixed and variable conversion features. Fixed conversion rates range from $5.00 to $5,000 per share. Variable conversion rates range from 50% of two (2) to ten (10) days of the average closing price of our common stock. During the nine months ended November 30, 2016 and 2015, the Company recognized interest expense of $150,000 and $7,380, respectively. The table below summarizes the convertible promissory notes as of November 30, 2016.

	November 30, 2016
	Non Related Party	Related Party	Total
Principal
Beginning balance February 29, 2016	$1,658,908	$—	$1,658,908
Additions:	—	—	—
	$1,658,908	$—	$1,658,908
Subtractions:	(249,582)	—	(249,582)
Ending balance	$1,409,326	$—	$1,409,326

Debt Discount
Beginning balance	$—	$—	$—
Additions:	—	—	—
Incurred during the year	$—	$—	$—
Subtractions:
Amortized during the year	—	—	—
Ending balance	$—	$—	$—

Carrying Value
Total convertible promissory notes	$1,409,326	$—	$1,409,326
Adjustments	—	—	—
Carrying value	$1,409,326	$—	$1,409,326
Principal past due and in default	$—	$—	$—

During the nine months ended November 30, 2016 and 2015, the Company recorded debt amortization expense in the amount of $0 and $0, respectively.

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

Additionally, stockholders holding 15,000 shares of our Series B Convertible Preferred Stock and 22,000 shares of our Series D Convertible Preferred Stock requested the conversion of such shares into 2,233,260 shares of RealBiz common stock. Pursuant to the customary practice of the Company and RealBiz, the Company first requested that RealBiz’s transfer agent convert shares of RealBiz Preferred A owned by the Company, into RealBiz common stock as provided by the designation of the RealBiz preferred stock. This request was denied by RealBiz and RealBiz’s transfer agent. The Company then requested that the Company’s transfer agent cancel the converted shares and that RealBiz’s transfer agent which is also Monaker’s transfer agent (American Stock Transfer) transfer shares of common stock of RealBiz held by the Company to such shareholders to satisfy the conversion obligations. To date, RealBiz has refused to recognize or effect the transfers. The Company has provided to RealBiz and American Stock Transfer all necessary documents and affidavits to execute the transfer and we are currently discussing filing a lawsuit against RealBiz and American Stock Transfer in an effort to force them to recognize and effect the requested transfers. The Preferred Stock Series B and D shares related to the conversion into RealBiz common shares have been retired and the number of shares of investment in RealBiz common stock have been reduced by 2,233,260 shares. . On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. The Complaint was filed on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. (“Monaker”) v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG, seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of certain securities.

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
(b) at the lowest price the Company has issued stock as part of a financing; and
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

On February 28, 2014, the Company’s Series A Preferred Stock shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to the lower of (a) a fixed price of $0.50 per share; and (b) the lowest price the Company has issued stock as part of a financing after January 1, 2006. Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s own Equity (“ASC 815-40”) became effective for us on March 1, 2010. The Company’s Series A (convertible) Preferred Stock had certain reset provisions that require the Company to reduce the conversion price of the Series A (convertible) Preferred Stock if we issue equity at a price less than the conversion price. Upon the effective date, the provisions of ASC 815-40 required a reclassification to liability based on the reset feature of the agreements if the Company sells equity at a price below the conversion price of the Series A Preferred Stock. In accordance with ASC 815-40, the Company records the changes in the fair value of the derivative liability as non-operating, non-cash income or expense. However, the reset provision was removed thereby eliminating the derivative liability as of February 28, 2014; therefore the change in fair value of the Series A Preferred Stock derivative liability as of November 30, 2016 and February 29, 2016 resulted in non-operating income of $0 and $0, respectively.

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

During the nine months ended November 30, 2016, there were no transactions with regards to Series A Preferred Stock shares.

Dividends in arrears on the outstanding Series A Preferred Stock shares total $893,380 and $838,275 as of November 30, 2016 and February 29, 2016, respectively. The Company had 1,869,611 shares of Series A Preferred Stock issued and outstanding as of November 30, 2016 and February 29, 2016.

Series B Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series B 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series B Preferred Stock”). The holders of Series B Preferred Stock may elect to convert all or any part of such holder’s shares into:

●	common stock on a one for fifty basis, or
●	shares of RealBiz’s common stock at $0.05 per share.

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

During the nine months ended November 30, 2016:

●	110,200 shares of Series B Preferred Stock were converted into 220,400 shares of common stock of Monaker at $2.50 per share, based on the $5 per share stated value of the Series B Preferred Stock.
●	15,000 shares of Series B Preferred Stock were converted into 1,500,000 shares of common stock of RealBiz at $0.05 per share, based on the $5 per share stated value of the Series B Preferred Stock.

Dividends in arrears on the outstanding Series B Preferred Stock total $0 and $182,782 as of November 30, 2016 and February 29, 2016, respectively. The Company had 0 and 125,200 shares of Series B Preferred Stock issued and outstanding as of November 30, 2016 and February 29, 2016, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series C 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series C Preferred Stock”). The holders of Series C preferred stock may elect to convert all or any part of such holder’s shares into:

●	common stock on a 2.5 for one basis, or
●	shares of RealBiz’s common stock at $0.10 per share.

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

During the nine months ended November 30, 2016:

●	13,100 shares of Series C Preferred Stock were converted into 26,000 shares of common stock of Monaker at $250.00 per share, based on the $5 per share stated value of the Series C Preferred Stock.

Dividends in arrears on the outstanding Series C Preferred Stock shares total $0 and $8,915 as of November 30, 2016 and February 29, 2016, respectively. The Company had 0 and 13,100 Series C Preferred Stock shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively.

Series D Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Non-Voting Series D 10% Cumulative Convertible Preferred Stock with a par value of $0.00001 per share (the “Series D Preferred Stock”). The holders of Series D preferred stock may elect to convert all or any part of such holder’s shares into:

●	common stock on a 2.5 for one basis, or
●	shares of RealBiz common stock at $0.15 per share.

On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250 to $12.50 per share.

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

During the nine months ended November 30, 2016:

●	110,156 shares of Series D Preferred Stock were converted into 198,312 shares of common stock of Monaker at $2.50 per share, based on the $5 per share stated value of the Series D Preferred Stock.
●	22,000 shares of Series D Preferred Stock were converted into 733,260 shares of common stock of RealBiz at $0.15 per share, based on the $5 per share stated value of the Series D Preferred Stock.

Dividends in arrears on the outstanding Series D Preferred Stock shares total $0 and $138,188 as of November 30, 2016 and February 29, 2016, respectively. The Company had 0 and 132,156 Series D Preferred Stock shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively.

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

During the nine months ended November 30, 2016 the Company:

●	Sold 1,927,085 shares of restricted common stock for $2,703,342 in proceeds in private transactions.
●	Issued 489,428 shares of restricted common stock valued at $997,923 for stock compensation.
Issued 255,721 shares of restricted common stock valued at $575,372 for conversion of notes payable and accrued interest thereon.
●	Issued 60,000 shares of restricted common stock for conversion of accrued interest of $89,000.
●	On September 19, 2016 Recruiter.com was issued 75,000 shares of restricted common stock valued at $112,500 for the acquisition of 1.5% of Recruiter.com. As of November 30, 2016, the value of this investment was written down to $0 to reflect the market value of the investment.
●	On September 19, 2016 Recruiter.com was issued 75,000 shares of restricted common stock valued at $112,500 in connection with our entry into a marketing agreement related to a one year marketing promotion to all of the Recruiter.com members by Monaker, NextTrip and the related entities.

The Company had 9,913,663 and 6,686,540 shares of common stock issued and outstanding as of November 30, 2016 and February 29, 2016, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of November 30, 2016 and February 29, 2016, and changes in such warrants outstanding for the nine months ended November 30, 2016:

	Warrants	Weighted Average Exercise
Outstanding, February 29, 2016	1,456,052	$1.56
Warrants granted	1,626,547	$0.83
Warrants exercised/forfeited/expired	(1,520,687)	$(1.00)
Outstanding, November 30, 2016	1,561,912	$1.42

Common stock issuable upon exercise of warrants	1,561,912	$1.42

At November 30, 2016, there were 1,561,912 warrants outstanding with a weighted average exercise price of $1.42 and a weighted average life of 2.55 years. During the nine months ended November 30, 2016, the Company granted 1,626,547 warrants – 757,347 warrants for consulting fees and 869,200 warrants in connection with common stock subscriptions.

As of November 30, 2016, February 29, 2016 and February 28, 2015, the warrants have an intrinsic value of $0.

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

Compensation expense relating to stock options granted during the nine months ended November 30, 2016 and 2015, was $0.

Note 9 - Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. The rent for the nine months ended November 30, 2016 and 2015 was $59,262 and $109,024, respectively.

Our future minimum rental payments through February 28, 2017 amount to $19,890.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2017	February 28, 2018	February 28, 2019 and thereafter	Totals
Leases	$20,233	$82,349	$68,959	$171,541
Other	58,414	247	–	58,661
Totals	$78,647	$82,596	$68,959	$230,202

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

In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that if there was any amount owed, RealBiz’s obligation to us far exceeded the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘waiver’, ‘release’, ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off) and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim against RealBiz alleges causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars if there is no oral agreement), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off), and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking damages against RealBiz. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

On November 30, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. (“Monaker”) v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: CACE-16-019818) for damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation, retirement, and/or termination of certain securities. RealBiz notified Monaker of its intent to unilaterally cancel, retire, and/or terminate its preferred and common stock held by Monaker. RealBiz’s announced cancellation, retirement, and termination was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock.

A class action lawsuit has been filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and options between April 6, 2012 and June 23, 2016 (the “Class Period”). The case, McCleod v. Monaker Group, Inc. et al, No. 16-cv-62902 was filed on December 9, 2016. The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. The lawsuit asks the court to confirm the action is a proper class action. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

Note 11 – Consulting Agreements

On March 18, 2016 the company entered into a consulting agreement for compensation of 15,000 common stock shares.

On April 27, 2016 the company entered into a consulting agreement with term of five years from the effective date, unless sooner terminated as provided herein. Agreement shall automatically renew, on each renewal anniversary, for one (1) year periods. Compensation will be initial cash payment of $65,000 and common shares of 30,374.

On June 30, 2016 the company entered into a consulting agreement with a term of initial three-month period beginning July 1, 2016 and ending on September 30, 2016. Subject to both parties’ satisfaction with the results of this initial three-month consulting period, the consultant shall be retained by Monaker for a second three-month engagement under these same terms if agreed to extend consulting agreement. The compensation is 10,000 restricted common shares issued each month. Monaker retains the right to cancel at any time after the first 30 days of engagement. In the event of cancellation, shares earned by consultant for a partial month of services will be pro-rated based on a 30-day cycle.

On August 1, 2016 the company entered into a consulting agreement which continues through July 31, 2017. For compensation the company is to issue 10,000 restricted common shares fully vested every three months for a total of 40,000 restricted common shares.

On September 1, 2016 the company entered into a consulting agreement for term of 12 months. For each successfully introduced executed subscription agreement in the year 2016, the company agrees to issue to consultant an 8% cash payment and 8% common shares plus warrants based on the dollar value of the subscription agreement, in exchange for services rendered.

On September 1, 2016 the Company engaged a consultant for investor relations services through August 31, 2017. For compensation the consultant received 150,000 restricted common shares vesting immediately and 150,000 cashless warrants with exercise price of $3.00 and term of 2 years. The stock and warrants have “piggyback” registration rights.

On September 8, 2016 the company entered into a media relations program agreement with a term ending on May 5, 2017. Compensation of 10,000 restricted shares, with registration rights after six months, which shall cover the first 60-day period of services. Contingent upon Monaker’s satisfaction with services during this initial 60-day period there is a monthly fee of $6,000 per month for a period of six months, payable within five days of the beginning of each monthly billing period.

On September 8, 2016 the Company entered into a consulting agreement for 12 months. If the consultant successfully aids in the closing a private placement funding of $750,000 the consultant gets cash of $50,000 USD, 20,000 warrants with exercise price of $2.50 per share and term of 1 year, and 20,000 common shares.

On October 5, 2016 the Company engaged a consultant for advisory services for a term of six months.

For compensation the consultant received 150,000 restricted common shares vesting immediately and 500,000 warrants with exercise price of $2 per share, and one year term. In the event the consultant successfully closes on a $3 million financing deal the consultant will received an additional 150,000 restricted common shares.

Note 12 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Subscriptions

●	On December 6, 2016 Monaker received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants exercisable on a cashless basis to purchase 25,000 shares of common stock, expiring on April 30, 2017, with an exercise price of $1.50 per shares in connection with a private placement investment by an accredited investor evidenced by a subscription agreement.

Warrant Exercise

●	On December 1, 2016, we received $10,000 in proceeds and issued 20,000 shares of common stock in connection with a cashless warrant exercise for $0.50 per share.

●	On December 6, 2016, we received $42,500 in proceeds and issued 85,000 shares of common stock in connection with a cashless warrant exercise for $0.50 per share.

●	On January 11, 2017, we issued 256 common stock, in connection with a warrant exercise for consulting services valued at $320.

●	On January 16, 2017, we received $4,100 in proceeds and issued 3,280 shares of common stock in connection with a warrant exercise for $1.25 per share.

Consulting Agreements

●	On December 7, 2016, Monaker issued 20,000 shares of common stock, valued at $40,000, for payment due pursuant to the terms of a consulting agreement.

●	On December 14, 2016, Monaker issued 4,160 shares of common stock, valued at $10,400 and common stock warrants exercisable on a cashless basis to purchase 4,160 shares of common stock, expiring on December 12, 2017 with an exercise price of $1.50 per shares pursuant to a consulting agreement.

●	As of December 31, 2016, Monaker entered into an Investor Relations and Financial Consulting Services Agreement with Capital Market Access (CMA) for a term of 90 days at $2,500 per month for the first three months and it automatically renews for an additional 90 days thereafter, at a rate of $5,300 per month thereafter. In addition Monaker agreed to issue CMA 150,000 shares of its common stock which will vest to CMA at a rate of 3,000 shares of common stock of Monaker per month plus (i) a performance-based compensation that amounts to 15,000 common shares for introductions that result in the purchase of 2.5% of Monaker’s outstanding shares, (ii) research coverage that amounts to 15,000 common shares for initiation of non-paid equity research coverage of Monaker, (iii) 15,000 common shares for achieving a three month average trading volume of $50,000 and $100,000 of Monaker’s common stock and (iv) 150,000 warrants to purchase 150,000 shares of Monaker’s common stock (50,000 warrants with a $3.00 strike price vesting in 90 days from the effective date of the agreement, 50,000 warrants with a $4.00 strike price vesting the next 90 days, then 50,000 warrants with a $5.00 strike price vesting in the following 90 days). The warrants have a 3 year term and cashless option adjustable for stock splits.

●	On January 3, 2017, Monaker issued 150,000 shares of common stock, valued at $300,000 and 50,000 warrants to purchase 50,000 shares of Monaker’s common stock with a $3.00 strike price expiring on December 30, 2019, for payment due pursuant to the terms of the Capital Market Access (CMA) Investor Relations and Financial Consulting Services Agreement.

●	On January 3, 2017, in connection with the CMA agreement discussed above, Monaker issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

●	On January 16, 2017, we issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

Promissory Note

●	On December 20, 2016, we borrowed $37,500 from In Room Retail, which was evidenced by a Promissory Note (“Note”) in the principal amount of $37,500, which accrued interest at the rate of 6% per annum. William Kerby, a member of the Board of Directors and executive of the Company, is the managing member of In Room Retail.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 23, 2016 are those that depend most heavily on these judgments and estimates. As of November 30, 2016, there had been no material changes to any of the critical accounting policies contained therein.

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest) and Voyages North America, LLC (72.5% interest).

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Overview

Monaker Group, Inc. and its subsidiaries have been amassing vacation home inventory in efforts to become one of the world’s largest online marketplaces for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, has the capacity of uniting millions of travelers seeking ALR online with property owners and managers of over one million vacation rental properties located in countries around the world. As of November 30, 2016, our global marketplace included approximately 100,000 paid listings on subscriptions and we contracted with over 1 million listings under the performance based listing arrangement ALRs (described in greater detail below). As an added feature to our ALR offering, we also provide activities and tours at the destinations that are catered to the traveler through our Maupintour products.

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

The Company owned approximately 27% of RealBiz Media Group, Inc. (“RealBiz”) as of November 30, 2016 which is represented by 44,470,101 shares of RealBiz Series A Preferred Stock and 8,126,630 shares of RealBiz common stock. In addition, the Company is owed in excess of $10 million dollars in funds as a net receivable balance due from RealBiz for amounts paid for the benefit of or on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) to reflect the realizable value of this investment and asset. On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM)(the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’. In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that if there was any amount owed, RealBiz’s obligation to us far exceeded the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘waiver’, ‘release’, ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off) and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim against RealBiz alleges causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars if there is no oral agreement), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’ ( we allege there was an oral agreement that all intercompany balances would be written–off), and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking damages against RealBiz. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation. Also, on November 30, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. (“Monaker”) v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: CACE-16-019818) for damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation, retirement, and/or termination of certain securities. RealBiz notified Monaker of its intent to unilaterally cancel, retire, and/or terminate its preferred and common stock held by Monaker. RealBiz’s announced cancellation, retirement, and termination was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock.

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

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

Revenues

Our total revenues increased 367% to $101,477 for the three months ended November 30, 2016 compared to $21,717 for the three months ended November 30, 2015, an increase of $79,760. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations in the fall months that were booked prior to the three months ended November 30, 2016. These tour operations provide escorted and independent tours worldwide to upscale travelers. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until such time as it launches the new NextTrip.com platform.

Operating Expenses

Our operating expenses include costs of revenue, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses increased 60% to $2,112,409 for the three months ended November 30, 2016, compared to $1,322,357 for the three months ended November 30, 2015, an increase of $790,052. This increase was mainly attributable to the increase in (i) cost of sales due to the increase in tours being fulfilled, (ii) selling and promotional expenses related to promotions of the NextTrip brands to travel agents and other distribution points, (iii) general and administrative expenses associated with the increased amortization expense, costs of attracting additional property managers and owners to NextTrip.com and the additional costs of consultants and (iv) legal fees associated with defending lawsuits presented by RealBiz as well as the filing Complaints against RealBiz. These costs were offset by a decrease in technology and development costs as costs incurred are for the development of the NextTrip.com and are being capitalized.

Net Loss

We had a net loss $2,245,994 for the three months ended November 30, 2016, compared to a net loss of $1,013,500 for the three months ended November 30, 2015. The increase in net loss was primarily due to (i) a decrease of $2,367,209 in other income and (ii) an increase in operating expenses of $878,598, which was offset by a decrease of loss on conversion of debt of $695,598.

For the Nine months Ended November 30, 2016 Compared to the Nine months Ended November 30, 2015

Revenues

Our total revenues decreased 26% to $373,346 for the nine months ended November 30, 2016 compared to $507,077 for the nine months ended November 30, 2015, a decrease of $133,731. The decrease in sales is mainly due to a very weak demand for our luxury tour products during the first quarter of 2016 (the quarter ended May 31, 2016) of $95,099 versus $336,093 for the quarter ended May 31, 2015. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until such time as it launches the new NextTrip.com platform.

Operating Expenses

Our operating expenses include cost of revenues, technology and development, salaries and benefits, selling and promotions and general and administrative expenses. Our operating expenses increased 58% to $4,556,198 for the nine months ended November 30, 2016, compared to $2,879,627 for the nine months ended November 30, 2015, an increase of $1,676,568. This increase was mainly attributable to the amortization of website development costs and intangibles and the addition of third party consultants working on the NextTrip.com platform.

Other Income (Expenses)

Interest expense decreased to $189,678 for the nine months ended November 30, 2016, compared to interest expense of $340,987 for nine months ended November 30, 2015, a decrease of $151,309, which is primarily due to the reduction of notes payables from the sales of non-travel businesses and the settlement of promissory notes as well as the conversion of promissory notes to equity during the period ended November 30, 2016.

We had a loss on conversion of debt of $919,598 for the nine months ended November 30, 2015, compared to a gain on conversion of debt of $97,943 for the nine months ended November 30, 2016, a decrease of $1,017,541, which was primarily due to the reduction of notes payables from the sale of non-travel businesses and the settlement of promissory notes for discounted amounts as well as the conversion of promissory notes to equity during the period ended November 30, 2016. The gain on the conversion of debt of $97,943 during the nine months ended November 30, 2016 was in connection with the settling of the debt obligation related to an entity (Next 1 Network, Inc.) that was sold in January 2016.

Gain on change in fair value of derivatives decreased to $0 for the nine months ended November 30, 2016, compared to $108,937 for the nine months ended November 30, 2015 due to the retirement of derivative instruments during the period ended November 30, 2016.

Loss on legal settlements increased to $81,832 for the nine months ended November 30, 2016, compared to $0 for the nine months ended November 30, 2015, primarily due to the payment of an arbitration award on June 2, 2016.

Loss on inducement to convert preferred stock decreased to $0 for the nine months ended November 30, 2016, compared to a loss of $1,392,666 for the nine months ended November 30, 2015, a decrease of $1,392,666 due to the conversion of our outstanding  preferred  stock  into  common  shares  according  to  an exchange  agreement  with  holders  of  our  preferred  shares during the period ended November 30, 2015.

Net Loss

We had a net loss $4,278,961 for the nine months ended November 30, 2016, compared to a net loss of $4,918,704 for the nine months ended November 30, 2015, a decrease of $639,746 or 13%. The decrease in loss was primarily due to (i) a decrease of $133,731 in revenues, (ii) a decrease of $151,309 in interest expense, (iii) a decrease of $1,017,541 in the loss on conversion of debt and, (iv) a decrease of $1,392,666 in loss on inducement to convert preferred stock which was offset by an increase of $1,676,568 in operating costs.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2017	February 28, 2018	February 28, 2019 and thereafter	Totals
Leases	$20,233	$82,349	$68,959	$171,541
Other	58,414	247	–	58,661
Totals	$78,647	$82,596	$68,959	$230,202

Liquidity and Capital Resources

At November 30, 2016, we had $102,652 of cash on-hand, a decrease of $35,292 from the $137,944 of cash on hand we had at the start of fiscal 2017. The decrease in cash was primarily due to operating expenses and website development costs that exceeded our draws from the Line of Credit (described below).

The $735,000 increase in notes receivable to $750,000 as of November 30, 2016 compared to $15,000 as of February 29, 2016 was principally due to the sale of its 51% membership interest in Name Your Fee, LLC on May 16, 2016 in exchange for a Promissory Note, maturing on June 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser.

The $711,784 decrease in notes payable to $0 as of November 30, 2016, compared to $711,784 as of February 29, 2016, was due to the settlement of $573,842 of amounts due on a promissory note as of February 29, 2016 in shares of common stock (255,041 shares of the Company’s common stock at $2.25 per share for the principal plus 680 shares of the Company’s common stock at $2.25 per share for the accrued interest) and the payment of $40,000 to settle $137,942 of note payable owed as of February 29, 2016.

The $977,081 increase in other notes payable, to $993,000 as of November 30, 2016, compared to $15,919 as of February 29, 2016, was due to amounts borrowed under the Line of Credit.

We had negative working capital of $1,952,570 as of November 30, 2016 and an accumulated deficit of $97,911,992.

Net cash used in operating activities was $2,870,269 for the nine months ended November 30, 2016, compared to $1,523,535 for the nine months ended November 30, 2015, an increase of $1,346,734. This increase was primarily due to the absence of a $1,392,666 loss on inducements to convert and inducements to convert of $919,598 present during the nine months ended November 30, 2015 but not in the nine months ended November 30, 2016.

Net cash used in investing activities was $630,864 and provided for $65,000 for the nine months ended November 30, 2016 and 2015, respectively. This increase was primarily due to additional website development costs.

Net cash provided by financing activities increased $1,945,826 to $3,465,841 for the nine months ended November 30, 2016, compared to $1,520,015, for the nine months ended November 30, 2015. This increase was primarily due to the net increase of proceeds in the sale of common stock and the exercise of warrants of $2,703,342 and net proceeds received from the Line of Credit of $993,000.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $350,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of November 30, 2016, we had approximately $2.8 million of current liabilities (a decrease of approximately $200,000 from the $3.0 million of current liabilities as of February 29, 2016). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

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

On June 2, 2016, we borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note“) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note may be prepaid in whole or in part at any time, without penalty or premium. On June 24, 2016, we repaid this note.

On June 15, 2016, we received $187,500 in proceeds and issued 75,000 shares of common stock and 75,000 cashless common stock warrants expiring June 14, 2017 with an exercise price of $1.50.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000 (the “Line of Credit”). Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the Line of Credit are due on June 15, 2017. Amounts borrowed under the Line of Credit are planned to be used for marketing initiatives, working capital and to repay $300,000 previously borrowed from the Donald P. Monaco Insurance Trust, of which Donald Monaco, a Director of the Company, is the Trustee. The loan contains standard and customary events of default. There are no financial covenants for this agreement. From June 16,2016 through November 30, 2016, we have had draws of $996,000 and net repayments of $3,000 for net draws of $993,000 under the line of credit.

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

On October 26, 2016 we received $420,000 in proceeds from the exercise of warrants to purchase 280,000 shares of the Company’s common stock with an exercise price of $1.50 per share from the Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 280,000 shares of common stock in connection therewith.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As of November 30, 2016, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses we found in our internal controls over financial reporting as of February 29, 2016 (as described in greater detail in our annual report on Form 10-K for the year ended February 29, 2016), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (Case Number 1:16-cv-61017-FAM) (the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’.

In June 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that if there was any amount owed, RealBiz’s obligation to us far exceeded the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘waiver’, ‘release’, ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off) and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim against RealBiz alleges causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars if there is no oral agreement), ‘money had and received’, ‘business disparagement’, and ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off), and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking damages against RealBiz. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

On November 30, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. (“Monaker”) v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: CACE-16-019818) for damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation, retirement, and/or termination of certain securities. RealBiz notified Monaker of its intent to unilaterally cancel, retire, and/or terminate its preferred and common stock held by Monaker. RealBiz’s announced cancellation, retirement, and termination was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock.

A class action lawsuit has been filed against us, William Kerby, our Chief Executive Officer, Don Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and options between April 6, 2012 and June 23, 2016 (the “Class Period”). The case, McCleod v. Monaker Group, Inc. et al, No. 16-cv-62902 was filed on December 9, 2016. The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. The lawsuit asks the court to confirm the action is a proper class action. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in lawsuit The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of November 30, 2016, we had approximately $2.8 million of current liabilities compared to $3.0 million of current liabilities as of February 29, 2016. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes and preferred stock that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure (as previously noted, the liabilities have been reduced from $3.0 million as of February 29, 2016 to $2.8 million as of November 30, 2016). We anticipate that we will need to issue equity to fund our operations and continue to repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	Inability to obtain additional funding;

●	Our ability to attract and maintain customers and visitors to our websites;

●	Our ability to compete in our industry;

●	Failure to maintain our existing strategic collaborations or enter into new collaborations;

●	Failure by us or our licensors, if any, and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

●	Changes in laws or regulations applicable to future products and services;

●	Adverse regulatory decisions;

●	Introduction of new products, services or technologies by our competitors;

●	Failure to meet or exceed financial projections we may provide to the public;

●	Failure to meet or exceed the financial projections of the investment community;

●	The perception of the travel industry by the public, legislatures, regulators and the investment community;

●	Announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

●	Additions or departures of key management personnel;

●	Significant lawsuits;

●	Changes in the market valuations of similar companies;

●	Sales of our common stock by us or our stockholders in the future; and

●	Trading volume of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2016 the Company issued the following unregistered securities:

Common Stock

●	On September 8, 2016, we received $370,000 in proceeds and issued 148,000 shares of common stock and 148,000 common stock warrants expiring September 7, 2017 with an exercise price of $2.50 per share.

●	On September 8, 2016, we issued 2,084 shares of common stock in connection with the exercise, on a cashless basis, of warrants to purchase 2,084 shares of common stock with an exercise price of $0.00 per share.

●	On September 6, 2016, we issued 20,000 shares of common stock valued at $50,000 and 20,000 common stock warrants expiring September 7, 2017, with an exercise price of $2.50 per shares pursuant to a consulting agreement.

●

On September 12, 2016, we issued 1,877 shares of common stock, in connection with a warrant exercise, which warrant was originally issued for consulting services valued at $2,016; a total of 640 warrants were exercised with an exercise price of $0.25 per share and an additional 1,237 warrants were exercised with an exercise price of $1.50 per share.

●	On September 14, 2016, we received $20,000 in proceeds and issued 8,000 shares of common stock and 24,000 common stock cashless warrants expiring February 20, 2017, with an exercise price of $1.50 per share.

●	On September 19, 2016, we issued 5,800 shares of common stock pursuant to the terms of a consulting agreement for IR Services valued at $11,600.

●	On September 19, 2016 Recruiter.com was issued 75,000 shares of restricted common stock valued at $112,499 for the acquisition of 2.5% of Recruiter.com. As of November 30, 2016, the value of this investment was written down to $0 to reflect the market value of the investment.

●	On September 19, 2016 Recruiter.com was issued 75,000 shares of restricted common stock valued at $112,499 in connection with our entry into a marketing agreement related to a one year marketing promotion to all of the Recruiter.com members by Monaker, NextTrip and the related entities.

●	On September 21, 2016, we received $2,000 in proceeds and issued 4,000 shares of common stock in connection with the exercise of warrants to purchase 4,000 shares of common stock with an exercise price of $0.50 per share.

●	On October 5, 2016, we issued 150,000 shares of common valued at $300,000 and 150,000 common stock cashless warrants expiring August 31, 2018, with an exercise price of $3.00 per shares pursuant to the terms of an IR Agreement.

●	On October 5, 2016, we issued 150,000 shares of common valued at $300,000 and 150,000 common stock warrants expiring October 4, 2017, with an exercise price of $2.00 per shares pursuant to the terms of an Advisory Service Agreement.

●	On October 10, 2016, we issued 4,200 shares of common stock in connection with a consulting agreement for IR Services valued at $8,400.

●	On October 12, 2016, we received $3,000 in proceeds and issued 2,000 shares of common stock in connection with a subscription agreement with a private accredited investor pursuant to which shares were acquired for $1.50 per share.

●	On October 26, 2016 we received $420,000 in proceeds from the exercise of warrants to purchase 280,000 shares of the Company’s common stock with an exercise price of $1.50 per share from the Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 280,000 shares of common stock in connection therewith.

●	On October 31, 2016, we received $25,000 in proceeds and issued 10,000 shares of common stock and 10,000 common stock cashless warrants expiring April 30, 2017 with an exercise price of $1.50 per share to a private accredited investor pursuant to a subscription agreement.

●	On November 1, 2016, we issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

●	On November 4, 2016, we received $99,800 in proceeds and issued 114,770 shares of common stock in connection with a subscription agreement entered into with a private accredited investor.

●	On November 16, 2016, we forced conversion on the total outstanding balance of a Promissory Note and issued 255,721 common shares valued at $575,372 in full repayment for the outstanding principal of $573,842 plus $1,530 of accrued interest owed on the note.

●	On November 21, 2016, we issued 8,092 shares of common stock in connection with a cashless warrant exercise of warrants to purchase 8,092 shares of common stock on a cashless warrants which had an exercise price of $0.00 per share.

●	On November 28, 2016, we received $15,000 in proceeds and issued 30,000 shares of common stock in connection with a warrant exercise of warrants to purchase 30,000 shares of common stock on a cashless basis which had an exercise price of $0.50 per share.

●	On November 29, 2016, we received $15,000 in proceeds and issued 30,000 shares of common stock in connection with a warrant exercise of warrants to purchase 30,000 shares of common stock on a cashless basis which had an exercise price of $0.50 per share.

●	On November 29, 2016, we received $10,000 in proceeds and issued 20,000 shares of common stock in connection with a subscription agreement entered into with a private accredited investor.

Subsequent to November 30, 2016, and through the filing date of this report, the Company issued the following unregistered securities:

Subscriptions

●	On December 6, 2016 Monaker received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants exercisable on a cashless basis to purchase 25,000 shares of common stock, expiring on April 30, 2017, with an exercise price of $1.50 per shares in connection with a private placement investment by an accredited investor evidenced by a subscription agreement.

Consulting Agreements

●	On December 7, 2016, Monaker issued 20,000 shares of common stock, valued at $40,000, for payment due pursuant to the terms of a consulting agreement.

●	On December 14, 2016, Monaker issued 4,160 shares of common stock, valued at $10,400 and common stock warrants exercisable on a cashless basis to purchase 4,160 shares of common stock, expiring on December 12, 2017 with an exercise price of $1.50 per shares pursuant to a consulting agreement.

●	Effective on December 31, 2016, we entered into an investor relations agreement with Capital Market Access (CMA). Pursuant to the agreement, CMA agreed to provide us investor relations and related advisory services, and we agreed to (i) pay CMA $2,500 per month for the first three months of the agreement and $5,300 per month thereafter, (ii) issue CMA 150,000 shares of common stock (which vest at the rate of 3,000 shares per month, subject to the vesting terms described below), and (iii) grant CMA the warrants described below. The cash fees may be paid from the sale of shares issued to CMA, by CMA, at our election, when such shares can be sold by CMA. We agreed to grant CMA warrants to purchase 150,000 shares of common stock, of which 50,000 warrants have an exercise price of $3.00 per share and vest 90 days from the date of the agreement; 50,000 warrants have an exercise price of $4.00 per share and vest 180 days from the date of the agreement and 50,000 warrants have an exercise price of $5.00 per share and vest 270 days from the date of the agreement, all of which have a three year term and cashless exercise rights. We also agreed that CMA would vest (a) 15,000 of the shares when an introduction by CMA results in the purchase of 2.5% or more of our outstanding shares; (b) 15,000 of the shares when an introduction by CMA results in the initiation of non-paid equity research coverage of the Company; (c) 15,000 of the shares when the three month average daily trading volume of our common stock exceeds $50,000; and (d) 15,000 of the shares when the three month average daily trading volume of our common stock exceeds $100,000. The agreement has a term of 90 days, automatically renewable for additional 90 day periods thereafter, provided that either party may terminate the agreement at any time with 30 days prior written notice.

●	On January 3, 2017, Monaker issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

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

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the quarter ended November 30, 2016.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

Effective on December 31, 2016, we entered into an investor relations agreement with Capital Market Access (CMA). Pursuant to the agreement, CMA agreed to provide us investor relations and related advisory services, and we agreed to (i) pay CMA $2,500 per month for the first three months of the agreement and $5,300 per month thereafter, (ii) issue CMA 150,000 shares of common stock (which vest at the rate of 3,000 shares per month, subject to the vesting terms described below), and (iii) grant CMA the warrants described below. The cash fees may be paid from the sale of shares issued to CMA, by CMA, at our election, when such shares can be sold by CMA. We agreed to grant CMA warrants to purchase 150,000 shares of common stock, of which 50,000 warrants have an exercise price of $3.00 per share and vest 90 days from the date of the agreement; 50,000 warrants have an exercise price of $4.00 per share and vest 180 days from the date of the agreement and 50,000 warrants have an exercise price of $5.00 per share and vest 270 days from the date of the agreement, all of which have a three year term and cashless exercise rights. We also agreed that CMA would vest (a) 15,000 of the shares when an introduction by CMA results in the purchase of 2.5% or more of our outstanding shares; (b) 15,000 of the shares when an introduction by CMA results in the initiation of non-paid equity research coverage of the Company; (c) 15,000 of the shares when the three month average daily trading volume of our common stock exceeds $50,000; and (d) 15,000 of the shares when the three month average daily trading volume of our common stock exceeds $100,000. The agreement has a term of 90 days, automatically renewable for additional 90 day periods thereafter, provided that either party may terminate the agreement at any time with 30 days prior written notice.

On August 31, 2016, the Company entered into a Marketing and Stock Exchange Agreement with Recruiter.com, Inc. whereby the Company issued to Recruiter.com, Inc., 75,000 shares of the Company’s restricted common stock valued at $1.50 per share, for a total of $112,500, in exchange for 2,220 shares of common stock of Recruiter.com, Inc.  The acquisition of the 2,200 shares of common stock of Recruiter.com, Inc. was written off to its realizable value of $0 as of November 30, 2016.  Also, an additional 75,000 shares of the Company’s restricted common stock valued at $1.50 per share, for a total of $112,500, were issued for advertising and marketing services to be performed by Recruiter.com, Inc. over the next 12 months, pursuant to the terms of the agreement.

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

MONAKER GROUP, INC.

Date: January 23, 2017	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 23, 2017	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

10.1	Agreement and Plan of Merger, dated October 26, 2015 by and between Monaker Group Inc., AOV Holdings, Inc. and AlwaysOnVacation, Inc.		10-K	10.1	6/23/2016	000-52669
10.2	Intellectual Property License to Corporation by Licensor, dated November 25, 2015 by and among Monaker Group, Inc. and CJ Software, Inc.		10-K	10.2	6/23/2016	000-52669
10.3	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.		10-K	10.3	6/23/2016	000-52669
10.4	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.		10-K	10.4	6/23/2016	000-52669
10.5	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.		10-K	10.5	6/23/2016	000-52669
10.6	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.		10-K	10.6	6/23/2016	000-52669
10.7	Agreement and Plan of Merger, dated October 26, 2015 by and between Monaker Group Inc., AOV Holdings, Inc. and AlwaysOnVacation, Inc.		10-K	10.1	6/23/2016	000-52669
10.8	Intellectual Property License to Corporation by Licensor, dated November 25, 2015 by and among Monaker Group, Inc. and CJ Software, Inc.		10-K	10.2	6/23/2016	000-52669
10.9	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.		10-K	10.3	6/23/2016	000-52669
10.10	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.		10-K	10.4	6/23/2016	000-52669
10.11	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.		10-K	10.5	6/23/2016	000-52669
10.12	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.		10-K	10.6	6/23/2016	000-52669
10.13	Deed of Settlement, dated February 26, 2016, by and between Ryanair Limited and AlwaysOnVacation, Inc.		10-K	10.7	6/23/2016	000-52669
10.14	Settlement Agreement Televisual Media Holdings, LLC and Monaker Group, Inc. dated May 24, 2015		10-K	10.8	6/23/2016	000-52669
10.15	Membership Interest Purchase Agreement dated May 16, 2016, by and between Jasper Group Holdings, Inc. and Monaker Group, Inc.		10-K	10.9	6/23/2016	000-52669

10.16	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystall Falls Investments, LLC		10-K	10.10	6/23/2016	000-52669
10.17	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.		10-K	10.11	6/23/2016	000-52669
10.18	Note Amendment between the Company and Mark Wilton dated February 29, 2016		10-Q	4.1	7/20/2016	000-52669
10.19	Subscription and Investment Representation Agreement dated September 8, 2016, between Monaker Group, Inc. and Charcoal Investments Ltd.		S-1	10.26	9/23/2016	333-213753
10.20	December 31, 2016, Letter of Engagement with Capital Market Access	X
10.21	August 31, 2016, Marketing and Stock Exchange Agreement with Recruiter.com, Inc.	X
31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1(2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2(2)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

(1)	Filed herewith.

(2)	Furnished herewith.