Form 10-K
period 2017-02-28
Monaker Group, Inc.
filed 2017-05-08
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2016, based on a closing price of $3.80 was approximately $20,708,522.

As of May 3, 2017, the registrant had 11,344,182 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest), Voyages North America, LLC (72.5% interest) and Name Your Fee, LLC (51% interest which was sold in May 2016).

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“FYE” means fiscal year end.

1 | Page

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation, was incorporated in the State of Nevada on December 29, 2005, and was a reporting ‘shell company’ as defined in Rule 405 of the Securities Act (“Maximus”). Extraordinary Vacations Group, Inc. (“EXVG”) was incorporated in the State of Nevada in June 2004. Extraordinary Vacations USA Inc. (“EVUSA”), EXVG’s wholly-owned subsidiary, is a Delaware corporation, incorporated on June 24, 2002. On October 9, 2008, EXVG agreed to sell 100% of EVUSA to Maximus and consummated a reverse merger with Maximus. Maximus then changed its name to Next 1 Interactive, Inc. On June 24, 2015 we changed our name to Monaker Group, Inc.

On May 12, 2012, we effected a 1:500 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

On June 25, 2015, we effected a 1:50 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

Executive Offices and Telephone Number

Our principal executive offices are located at 2690 Weston Road, Suite 200, Weston, Florida 33331 and our telephone number is (954) 888-9779. Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off-site hosting facility. Additional information about us is available on our website at www.monakergroup.com. The information on our website is not incorporated herein by reference.

Overview

Monaker Group, Inc. and its subsidiaries operate online marketplaces for the alternative lodging rental industry and facilitate access to alternative lodging rentals to other distributors. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property owners and managers rent to the public on a nightly, weekly or monthly basis. Our marketplace, NextTrip.com, unites travelers seeking ALRs online with property owners and managers of vacation rental properties located in countries around the world. As an added feature to our ALR offering, we also provide access to airline, car rental, hotel and activities products along with concierge tours and activities, at the destinations, that are catered to the traveler through our Maupintour products.

Our ambition is to become the largest vacation rental platform in the world with auxiliary services so travelers can purchase vacations through NextTrip.com, Maupintour.com or EXVG.com (or through distributors the Company provides ALRs to) and to provide the most qualified inquiries and bookings to property owners and managers. The Company serves three major constituents: (1) property owners and managers, (2) travelers and (3) other distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential rate for each booking and, in return, their properties are listed for free as an available ALR on NextTrip.com (as well as other distributors who the Company has provided ALRs to). Travelers visit NextTrip.com (as well as other distributors who the Company has provided ALRs to) and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

The global vacation rental industry is large and growing, but it is also fragmented and inefficient. We believe we will benefit from having both (a) a broad selection of ALR listings, and (b) a large audience of travelers who visit (i) NextTrip.com, Maupintour.com or EXVG.com as well as (ii) other distributors who the Company provides ALRs to. We believe that the broad selection of ALRs will attract more travelers and the large audience of travelers will in turn attract more ALRs from property owners and managers.

Monaker is a technology driven travel and logistics company with ALR products as its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as other distributors who Monaker has provided ALRs to. Monaker’s services include critical elements such as technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

2 | Page

Summary

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is on providing ALR options as well as providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details; this content information is the product of proprietary video-centered technology that allows the Company to create targeted travel videos from its film libraries. In April 2017, the Company introduced its new Travel Platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a combination of proprietary and licensed technology (described below) that connects and searches large travel suppliers of alternative lodging inventories to present to consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

The Company sells its travel services through various distribution channels. The primary distribution channel will be through its own website at NextTrip.com and the NextTrip mobile application (“app”), which are in the process of being completed and are not yet operational. The second distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings of Maupintour, which is operational as of the date of this report. The remaining distribution channels are in the final stages of deployment and include sales on (i) other travel companies’ websites and (ii) networks of third-party travel agents.

Monaker’s core holdings include NextTrip.com, Maupintour.com and EXVG.com. NextTrip.com is the primary website, where travel services and products are booked. The travel services and products include ALRs; tours; activities/attractions; airline; hotel; and car rentals. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com is a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products will only include the aforementioned ALRs and tours from Maupintour.

The Company owns an approximately 27% interest in RealBiz Media Group, Inc. (“RealBiz”) as of February 28, 2017 which is represented by 44,470,101 RealBiz Preferred Series A Shares and 10,359,890 shares of RealBiz common stock. In addition, the Company is owed in excess of $11.2 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefits and services provided by Monaker on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) to reflect the realizable value of this investment and asset. The Company previously consolidated RealBiz through October 31, 2014, the deconsolidation date. On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares.

3 | Page

Products and Services

Monaker’s main focus is marketing ALR options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home unit owners and managers as well as owners, developers and managers of timeshare resort units that are made available to consumers and other travel portals (distributors) for nightly or extended stays. In addition, we augment our product offering to travelers by arranging for activities and tours through our subsidiary website Maupintour. Therefore, not only is a traveler identifying a destination and the lodging at the destination but we can provide options of activities to engage in while at the destination. Lastly, we provide the means for making arrangements for the airline tickets and car rentals if desired and, if the traveler does not subscribe to the ALR accommodations, hotel rooms can also be selected. Therefore, Monaker, through NextTrip, offers travelers the complete travel package made easy or… Travel Made EasyTM

Products and Services For Property Owners And Managers

Performance-based listings. Performance-based listings allow property owners and managers to list a property with no initial upfront fees and receive the negotiated preferential rate on traveler bookings generated on our websites.

Listings that are ‘real-time online bookable’ properties are managed by the property owner or manager through an application program interface (API) which provides real-time updates to each property and immediately notifies the property owner or manager of all information regarding bookings, modifications to bookings and cancellations of bookings. Information such as content, descriptions and images are provided to us through that API.

Listings that are ‘request-accept’ are properties that require communication and approval from the property owner or manager (hence ‘request-accept’), are not managed through an API (as discussed above). We provide a set of tools for the property owner or manager which enables them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing provides travelers the ability to use email or other methods to contact property owners and managers.

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

Redistribution of Listings. We make selected, online bookable properties available to online travel agencies as well as channel partners. These properties have a listing on one of our websites. We are compensated for these services by receiving a negotiated net rate for each booking.

Products and Services for Travelers

Search Tools and Ability to Compare.  Our online marketplace NextTrip.com provides travelers with tools to search for and filter several travel products including air, car, accommodations (including ALRs) and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords.

Traveler Login.  Travelers are able to create accounts on the NextTrip.com website that enable them to share their travel experiences and share advice through the social media component (Discover) of the website. Videos and pictures as well as travel articles and blogs can be accessed through Discover. They can also benefit from other features such as the ability to save lists of favorite properties and send them to family and friends.

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

4 | Page

Communication.  Travelers who have created an account on our website receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter is available to any traveler who agrees to receive it and offers introductions to new destinations and vacation rentals, as well as tips and useful information when staying in vacation rentals.

Mobile Websites and Applications.  We provide versions of our websites formatted for web browsers, smart-phones and tablets so that property owners, managers and travelers can access our websites and tools from mobile devices.

Competition

The market to provide listing, searching and marketing services whether they are ALR, activities and tours, airline bookings, car rentals or hotel stays is highly competitive and fragmented with limited barriers to entry. Each of the services we provide to property owners, managers and travelers is currently offered by competitors. Furthermore, ALRs are not typically marketed exclusively through any single channel, and many of our listing agreements are not exclusive, potentially allowing our competitors to aggregate a set of listings similar to ours. We believe we compete primarily on the basis of the quantity, quality, and nature of the properties offered on our websites. The majority of ALRs offered in our marketplace reflect a whole house or property rather than a room. In addition, we benefit from the quality of the direct relationships we have with property owners and managers, the global diversity of the ALRs available on our websites, the quality of our websites, the tools provided to our property owners and managers, brand identity, the success of our marketing programs and price.

Our principal competitors include:

●	other vacation and short-term rental listing websites, such as TripAdvisor.com, HomeAway.com and Airbnb.com;

●	websites that list both rooms to rent as well as ALRs, such as Airbnb.com, HomeAway.com, Wimdu.com and HouseTrip.com;

●	professional property managers who charge a percentage of booking revenue for their services, such as Wyndham Worldwide Corp. and InterHome, AG;

●	hotels that offer large rooms and amenities common in ALRs, such as Hyatt Vacation Clubs and Four Seasons Resorts;

●	websites that aggregate listings from property managers who advertise and take bookings on behalf of property managers, such as Perfect Places, Inc., Atraveo and E-Domizil;

●	online travel websites, such as those operated by Expedia.com, Hotels.com, Kayak.com, Booking.com, Orbitz.com, Priceline.com and Travelocity.com, that have traditionally provided comprehensive travel services and may expand or are now expanding into the ALR category;

●	timeshare exchange companies, such as Interval International, Inc. and RCI, LLC;

●	large Internet companies, such as Craigslist, Inc., eBay Inc., Google Inc., MSN.com and Yahoo!, which provide vacation rental listing or search services in addition to a wide variety of other products or services; and

●	offline publishers of classified vacation rental listings, including regional newspapers and travel-related magazines.

For a discussion of the risks attendant to the highly competitive nature of our market, see the information under the heading “Risk Factors” below under the caption “The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.”

5 | Page

Seasonality

Property owners and managers tend to list their properties when travelers are most likely to make vacation plans. The timing primarily depends on whether travelers are taking a winter or summer vacation and tends to vary by country. We typically have the highest level of listings in the first quarter of the year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of listings are expected in the third quarter. By the fourth quarter, we typically see property owners and managers of winter vacation destinations list in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe also have seasonality, which may not be reflected in the same quarters.

As listings grow, the seasonality of those transactions may result in higher revenues in the summer and winter vacation months. We also expect seasonality in the number of visitors to our websites, with the first quarter having the highest number of visitors.

Research and Development

We have developed proprietary systems to create, maintain and operate our websites. This technology consists of systems developed by internal and third party designers, developers and engineers and software acquired or licensed from outside developers and companies. As soon as the development is complete (which is planned to be completed in the next few months, if not sooner), those third party designers, developers and engineers will be employed as full time employees. Our systems are designed to serve other property distributors, property owners, managers and travelers in an automated and scalable fashion. Costs associated with our research and development are included as capitalized development costs or included in several expenses including technology and development, salaries and benefits and in general and administrative expenses.

Technology and Infrastructure

Our websites are hosted using a combination of third-party data centers distributed globally across multiple regions. Our systems architecture has been designed to manage increases in traffic on our websites through the addition of server and network hardware without making software changes. Our third-party data centers provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers, and we have developed and use internal policies and procedures to protect the personal information of our property owners, managers and travelers using our websites that we collect and use as part of our normal operations. Access to our networks, and the servers and databases, on which confidential data is stored, is protected by industry standard firewall technology. We test for unauthorized external access to the network daily using automated services and conduct periodic audits performed by our internal staff. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only. Costs associated with our web hosting operation are included in general and administrative costs.

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

The primary web properties are:

●

monakergroup.com

●

nexttrip.com (and nextrip.com)

6 | Page

●

maupintour.com

●

voyage.tv

●

exvg.com (and extraordinaryvacations.com)

Please see the information under the heading “Risk Factors” under the caption “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Recent Events Through Year-End

On October 5, 2016, the Company engaged a consultant to provide advisory services in connection with a potential offering of securities for a term of six months. For compensation the consultant received 150,000 restricted common shares vesting immediately and warrants to purchase 500,000 shares of common stock, with an exercise price of $2 per share, and one year term. In the event the Company, as a result of the services of the consultant, successfully closes on a $3 million financing deal, the consultant will receive an additional 150,000 restricted common shares. The financing did not occur and the warrants were terminated.

On October 26, 2016, we received $420,000 in proceeds from the exercise of warrants to purchase 280,000 shares of the Company’s common stock with an exercise price of $1.50 per share from the Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of the Company) and issued 280,000 shares of common stock in connection therewith.

On December 1, 2016, we received $10,000 in proceeds and issued 20,000 shares of common stock in connection with the exercise of a warrant to purchase 20,000 shares of common stock with an exercise price of $0.50 per share.

On December 6, 2016, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants exercisable on a cashless basis to purchase 25,000 shares of common stock, expiring on April 30, 2017, with an exercise price of $1.50 per share, in connection with a private placement investment by an accredited investor evidenced by a subscription agreement.

On December 6, 2016, we received $42,500 in proceeds and issued 85,000 shares of common stock in connection with the exercise of a warrant to purchase 85,000 shares of common stock with an exercise price of $0.50 per share.

On December 7, 2016, we issued 20,000 shares of common stock, valued at $40,000, for payment due pursuant to the terms of a consulting agreement.

On December 14, 2016, we issued 4,160 shares of common stock, valued at $8,320 and common stock warrants exercisable on a cashless basis to purchase 4,160 shares of common stock, expiring on December 12, 2017, with an exercise price of $2.00 per share, pursuant to a consulting agreement.

On December 20, 2016, we borrowed $37,500 from In Room Retail, which was evidenced by a Promissory Note (“Note”) in the principal amount of $37,500, which accrued interest at the rate of 6% per annum. William Kerby, a member of the Board of Directors and executive of the Company, is the managing member of In Room Retail.

As of December 31, 2016, we entered into an Investor Relations and Financial Consulting Services Agreement with Capital Market Access (CMA) for a term of 90 days at $2,500 per month for the first three months, which agreement automatically renews for an additional 90 days thereafter, at a rate of $5,300 per month. In addition we agreed to issue CMA 150,000 shares of common stock which will vest to CMA at a rate of 3,000 shares of common stock per month plus (i) a performance-based compensation that amounts to 15,000 common shares for introductions that result in the purchase of 2.5% of our outstanding shares, (ii) research coverage that amounts to 15,000 common shares for initiation of non-paid equity research coverage on us, (iii) 15,000 common shares each for achieving a three month average trading volume of $50,000 and $100,000 of our common stock, respectively, and (iv) warrants to purchase 150,000 shares of our common stock (warrants to purchase 50,000 shares with a $3.00 strike price vesting 90 days from the effective date of the agreement, warrants to purchase 50,000 shares with a $4.00 strike price vesting 90 days thereafter, and warrants to purchase 50,000 shares with a $5.00 strike price vesting 90 days thereafter). The warrants have a 3 year term and cashless option adjustable for stock splits.

7 | Page

On January 3, 2017, we issued 150,000 shares of common stock, valued at $300,000 and warrants to purchase 50,000 shares of our common stock with a $3.00 strike price, expiring on December 30, 2019, for payment due pursuant to the terms of the Capital Market Access (CMA) Investor Relations and Financial Consulting Services Agreement described above.

On January 3, 2017, in connection with the CMA agreement discussed above, we issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

On January 5, 2017, we entered into an employment agreement with an employee of the Company, whereby the employee agreed to provide management and financial/investor relation services to the Company for a term of one year, cancellable by either party with 30 days prior written notice, in consideration for $10,000 per month and the grant of warrants to purchase (a) 100,000 shares of the Company’s common stock, which will vest and be exercisable at such time as the Company successfully up lists to the NYSE MKT or the NASDAQ Capital Market, and have an exercise price of $3 per share and cashless exercise rights; (b) 50,000 shares of the Company’s common stock, which will vest and be exercisable upon the earlier to occur of (i) the second year of the term of such warrants; (ii) when the institutional ownership of the Company’s totals 10% or more of the Company’s outstanding common stock, and have an exercise price of $4 per share and cashless exercise rights; and (c) 50,000 shares of the Company’s common stock, which will vest and be exercisable upon the earlier to occur of (i) the second year of the term of such warrants; (ii) when the institutional ownership of the Company’s totals 20% or more of the Company’s outstanding common stock, and have an exercise price of $5 per share and cashless exercise rights, as well as certain other to be determined fees in the event the Company undertakes certain transactions in the future. All of the warrants vest immediately in the event the Company is acquired and have a term through December 31, 2019.

On January 16, 2017, we received $4,100 in proceeds and issued 3,280 shares of common stock in connection with the exercise of a warrant to purchase 3,280 shares of common stock with an exercise price of $1.25 per share.

On January 11, 2017, we issued 256 shares of common stock, in connection with the exercise of a warrant with an exercise price of $1.25 per share, that was granted for consulting services valued at $320.

On January 16, 2017, we issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

On January 26, 2017, the Company, Mr. Simon Orange, a director of the Company, and Charcoal Investments, Ltd., agreed to reduce the exercise price of warrants to purchase 158,000 shares of common stock (the “Warrants”) previously issued by the Company to Mr. Orange and Charcoal, to $2.00 per share and Mr. Orange and Charcoal Investments, Ltd. exercised all of the Warrants and paid us an aggregate of $316,000, and we issued Mr. Orange 20,000 shares of restricted common stock and Charcoal 138,000 shares of restricted common stock, in connection with such exercise. In consideration for agreeing to exercise the Warrants, the Company granted Mr. Orange warrants to purchase 20,000 shares of the Company’s common stock and Charcoal warrants to purchase 138,000 shares of common stock, each with an exercise price of $2.00 per share and an expiration date of January 25, 2020.

From February 6, 2017 to March 10, 2017, we raised $1,550,000 from the sale of 775,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock (the “Units”), to fourteen accredited investors in a private offering, at $2 per Unit. Investors in the offering included an entity owned by Donald P. Monaco, the Company’s director (100,000 Units for $200,000), and Robert J. Post, the Company’s director (50,000 Units for $100,000). The warrants have an exercise price of $2.00 per share and a term of three years, and include no cashless exercise rights.

Employees

We employed 9 full-time employees at February 28, 2017. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly in the development and technology tasks. Our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers and other technical staff.

8 | Page

Segments

We operate as one operating segment consisting of products and services related to our online marketplace of travel and logistics services. For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

Our travel and logistics services are composed of the following services:

●	NextTrip.com is a travel portal whose primary focus is ALRs, which includes vacation homes and unused timeshare properties. To reinforce its ALR offerings, NextTrip.com also provides travelers with a vast array of activities available for entertainment while at their destinations which is the focus of Maupintour; and the ability to obtain flights and car and hotel rentals through third party relationships.

●	Maupintour is one of the oldest luxury tour companies in North America serving travel agents around the world. Maupintour has over 65 years’ experience with creating tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine-tasting in Italy.

●	A vacation home platform for vacation home rentals to be made available to other distributors is being incorporated into NextTrip.com and once incorporated (which is planned to be completed in the next few months, if not sooner), it will allow other travel distributors to have access to real-time on-line bookable ALRs and present these products to their customers. This platform will present, through a proprietary API, a diverse portfolio of properties.

●	A timeshare resort rental platform is also being incorporated into NextTrip.com with the goal of expanding the traditional “alternative lodging” definition to include higher-end resort units. This will allow consumers to search and book from hundreds of thousands of vacant timeshare units. This vacant inventory is global with a large portion in 4 and 5 star hotels and resorts. Once incorporated into Nextrip.com, consumers will be able to book resort properties, in real-time, at significant discounts and without fear of any timeshare Membership solicitation. Additionally, the platform (which is planned to be completed in the next few months, if not sooner) will provide timeshare Property Managers/Developers/Owners a complete management tool. This will allow them to add and edit their own properties, monitor inventory bookings and rent properties that would have previously been vacant.

●	A library of thousands of hours of travel footage shot in over 30 countries around the world. There are in excess of 15,000 clips of hotels, resorts, cruise and destination activities that are used in the creation of travel videos that are presented on NextTrip.com with search results.

●	A distribution agreement that allows us to position our content, at no cost to Monaker, on our formerly owned network (which was part of Next 1 Network, Inc., which was sold on January 22, 2016). Distribution of content is in both the linear and VOD (video on demand) TV platforms including Comcast affiliates, Dish Network, Verizon FIOS as well as the 126 million mobile devices on Verizon Wireless. The distribution agreement provides, at no cost to the Company, up to 60 minutes a day of programming and/or advertising time through 30 second commercials and selective Travel programming into approximately 37 million households in the Caribbean, Canada and the United States.

●	A Travel Club, which is a membership platform that gives members access to existing travel product lines including cruises, hotels and resorts, airfare, and car rental. The Travel Club also has a comprehensive lineup of lifestyle offerings that include golf, skiing, wine clubs, high-end merchandise, sports, concert and entertainment tickets, cosmetics, spa, and wellness programs. The Company distributes Vacation Club memberships to other organizations such as real estate agents as a means to allow them to benefit their agents and customers and stay in contact with them through promotions.

9 | Page

Other Investments:

●	NameYourFee.com is a next generation job recruiting website that allows employers to specify the amount of commission they are willing to pay a recruiting firm for placing candidates. On February 2, 2015, the Company entered into a joint venture agreement with Jasper Group Holdings, Inc. (“Jasper”) and created a Florida limited liability company named Name Your Fee, LLC. On April 20, 2015, the Company entered into a Joint Venture Agreement with Jasper to leverage its existing technology and develop www.NameYourFee.com which provides tools for employment agencies to market their services. The Company’s ownership in the Joint Venture was 51% and Jasper’s was 49%. The Company and Jasper were to share in capital contributions as well as participate in the net profits of Name Your Fee, LLC while Jasper operated and ran the NameYourFee.com website. On May 15, 2015, the Company issued 100,000 shares of Series D Preferred Stock to Jasper at a stated value of $5 per share for a total value of $500,000 in consideration for the Company’s interest. As stated in the agreement, Monaker received a 51% and Jasper received a 49% capital interest of the outstanding equity of Name Your Fee, LLC. Additionally, Jasper contributed $75,000 in proceeds as part of the agreement. The Company properly eliminated the value of the investment in accordance with ASC Topic 810, Consolidation as of February 29, 2016. On May 16, 2016 the Company sold its interest in Name Your Fee, LLC for $750,000 to Crystal Falls Investments, LLC and received a promissory note for the same amount; which is payable at the rate of 20% of net commissions of Name Your Fee, LLC, if timely paid and accrues no interest if timely paid, is included in notes receivables as of February 28, 2017 and matures on May 15, 2018, and is secured by the outstanding membership interests of Name Your Fee, LLC.

●	RealBiz Media Group, Inc. focuses on real estate media advertising and is engaged in the business of providing digital media and marketing services for the real estate industry. RealBiz generates revenue through real estate agent and broker services fees. Monaker maintains a significant interest (approximately 28%) in RealBiz Preferred Series A Stock and RealBiz Common Stock which have been written down to zero ($0) to reflect the realizable value of this investment. The Company owns an approximately 27% interest in RealBiz as of February 28, 2017 which is represented by 44,470,101 RealBiz Preferred Series A Shares and 10,359,890 shares of RealBiz common stock. In addition, the Company is owed in excess of $11.2 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefits and services provided by Monaker on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) to reflect the realizable value of this investment and asset. On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. On November 30, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 16-24978-CIV-GRAHAM) for damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation, retirement, and/or termination of certain securities. RealBiz notified Monaker of its intent to unilaterally cancel, retire, and/or terminate its preferred and common stock held by Monaker. RealBiz’s announced cancellation, retirement, and termination was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. In December 2016, RealBiz cancelled the 44,470,101 preferred Series A shares and 10,359,892 common shares which were held by the Company in connection with an alleged over issuance of common shares relating to the conversion of Monaker’s dual convertible preferred shares. In December 2016, the Company filed a lawsuit against RealBiz in the 11th Circuit Federal Court seeking an injunction against RealBiz’s action to claw back the aforementioned shares; the injunction was denied and the lawsuit is proceeding. Additionally, the Company seeks to reverse the clawback in its entirety.

10 | Page

The Company is actively working on creating and/or expanding several key relationships with travel suppliers to allow it to distribute its ALR offerings. Currently, travel revenues are principally generated by Maupintour. Maupintour’s revenue is generated from the sale of high-end escorted tours and Flexible Independent Travel (FIT) tours as well as upscale clientele seeking customized trips. The Company estimates that its target market for Maupintour represents less than 1% of all U.S. domestic leisure travelers. We believe that upscale travelers, primarily discerning “Baby Boomers,” seek travel solutions rather than pre-packaged tours, and the Company has consistently tried to cater to this niche marketplace, rather than compete on the lower end of the market.

The travel video platform is active on both NextTrip.com and Maupintour.com and the number of travel clips available is increasing by incorporating much of our travel destinations footage library as well as through content from tourism boards and key travel suppliers. Our videos platforms have calls-to-action that we plan to push across web and mobile devices and as brand awareness is created through this media platform, we anticipate that revenues should increase as well.

The Company’s target markets are a) those consumers that prefer a “home away from home” experience when choosing their lodging preference (i.e., vacation homes) and those that want affordable high-end resort accommodations (i.e., timeshare resort units); and b) established distribution channels and portals that cater to those same consumers.

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

Regulation of the Internet

We operate several internet websites which we use to distribute information about, and supplement our programs. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under the age of 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

11 | Page

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

Risks Related to Our Operations, Business and Industry

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of February 28, 2017, and February 29, 2016, the Company had an accumulated deficit of $100,659,632 and $93,562,357, respectively. The net loss for the year ended February 28, 2017, amounted to $7,097,275 of which $1,779,820 is attributable to amortization of discontinued platforms, $1,778,629 is attributable to investor relations and consultants and $653,588 is attributable to professional fees related to RealBiz litigation. The travel operations generated a gross profit of $41,038 while the costs to develop and repair the platforms and websites amounted to $244,484. Although additional development expenses are expected, we believe that the bulk of the expenses have been incurred and the platforms / websites are expected to be operational between the second and third quarter of the fiscal year ended February 28, 2018. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 28, 2017, we had approximately $3.0 million of current liabilities (similar to the $3 million of current liabilities as of February 29, 2016). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

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

12 | Page

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

We anticipate that moving forward, most of our revenue will be generated when ALRs are booked by either customers to our website or, by customers to distributors we provide ALRs to. Our revenue will be the difference between the funds received from our customers and distributors versus the net amount owed to the property owner / manager at the time of booking. Accordingly, our success primarily depends on our ability to attract owners, managers and travelers to NextTrip.com, Maupintour.com and to distributors we have provided ALRs to. If property owners and managers choose not to market their ALRs through our websites, or instead list them with a competitor, we may be unable to offer a sufficient supply and variety of ALRs to attract travelers to our websites. Similarly, our volume of new and renewal listings may suffer if we are unable to attract travelers to our websites or, to the distributors we provide ALRs to. As a result of any of these events, the perceived usefulness of our online marketplace and the relationships with distributors may decline, and, consequently, it could significantly decrease our ability to generate revenue and net income in the future. As a result, the value of our securities may decline in value or become worthless.

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

Our business depends substantially on property owners and managers renewing their listings.

Our business depends substantially on property owners and managers renewing their listings. Significant declines in our listing renewals could harm our operating results. Property owners and managers generally market their vacation rentals on our websites with no obligation to renew. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors. These factors include property owners’ decisions to sell or to cease renting their properties, their decisions to use the services of our competitors, or their dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew listings if we cannot generate a large number of travelers who book vacation rentals through our marketplace and/or through our distributors. As a result our revenue may decline and our results of operations may be negatively affected.

If distributors, we provide ALRs to, are unable to drive customers to their websites and/or we are unable to drive visitors to our websites, from search engines or otherwise, this could negatively impact transactions on the websites of our distributor websites as well as our websites and consequently cause our revenue to decrease.

Many visitors find the distributors and our websites by searching for vacation rental information through Internet search engines. A critical factor in attracting visitors to our websites, and those of our distributors, is how prominently our distributors and we are displayed in response to search queries. Accordingly, we utilize search engine marketing, or SEM, as a means to provide a significant portion of our visitor acquisition. SEM includes both paid visitor acquisition (on a cost-per-click basis) and unpaid visitor acquisition, which is often referred to as organic search.

13 | Page

One method we employ to acquire visitors via organic search is commonly known as search engine optimization, or SEO. SEO involves developing our websites in order to rank highly in relevant search queries. In addition to SEM and SEO, we may also utilize other forms of marketing to drive visitors to our websites, including branded search, display advertising and email marketing.

The various search engine providers, such as Google and Bing, employ proprietary algorithms and other methods for determining which websites are displayed for a given search query and how highly websites rank. Search engine providers may change these methods in a way that may negatively affect the number of visitors to our distributors’ websites as well as our own websites and may do so without public announcement or detailed explanation. Therefore, the success of our SEO and SEM strategy depends, in part, on our ability to anticipate and respond to such changes in a timely and effective manner.

In addition, websites must comply with search engine guidelines and policies. These guidelines and policies are complex and may change at any time. If we or our distributors fail to follow such guidelines and policies properly, the search engine may cause our content to rank lower in search results or could remove the content altogether. If we or our distributors fail to understand and comply with these guidelines and policies and ensure our websites’ compliance, our SEO and SEM strategy may not be successful.

If our distributors or if we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEO and SEM strategy, it is likely that we will acquire fewer visitors to our websites. Fewer visitors to our websites could lead to property owners and managers becoming dissatisfied with our websites, as well as fewer travelers inquiring and booking through our websites, either or both of which could adversely impact our revenue. We may not be able to replace this traffic in a cost-effective manner from other channels, such as cost-per-click SEM or display or other advertising, or even at all. Any attempt to replace this traffic through other channels may increase our sales and marketing expenditures, which could adversely affect our operating results.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving alternative lodging rental (ALR), Internet and e-commerce industries could harm our operating results.

We have ALRs in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements that can affect our operations or regulate the rental activity of property owners and managers.

Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome because each region has different regulations with respect to licensing and other requirements for alternative lodging rental (ALR). Our online marketplace is accessible by property owners, managers and travelers in many states and foreign jurisdictions. Our efficiencies and economies of scale depend on generally uniform treatment of property owners, managers and travelers across all jurisdictions. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs and increased liabilities for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information and real estate licensing requirements. Violations or new interpretations of these laws or regulations may result in penalties, negatively impact our operations and damage our reputation and business.

In addition, regulatory developments may affect the alternative lodging rental (ALR) industry and the ability of companies like us to list those vacation rentals online. For example, some municipalities have adopted ordinances that limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days and other cities may introduce similar regulations. Some cities also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to ALR. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used, in ways not originally intended, that could burden property owners and managers or otherwise harm our business. These and other similar new and newly interpreted regulations could increase costs for, or otherwise discourage, owners and managers from listing their property with us, which could harm our business and operating results.

14 | Page

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

It is important for us to maintain and enhance our brand identity in order to attract and retain property owners, managers, distributors and travelers. The successful promotion of our brands will depend largely on our marketing and public relations efforts. We expect that the promotion of our brands will require us to make substantial investments, and, as our market becomes more competitive, these branding initiatives may become increasingly difficult and expensive. In addition, we may not be able to successfully build our NextTrip brand identity without losing value associated with, or decreasing the effectiveness of, our other brand identities. If we do not successfully maintain and enhance our brands, we could lose traveler traffic, which could, in turn, cause property owners and managers to terminate or elect not to renew their listings with us. In addition, our brand promotion activities may not be successful or may not yield revenue sufficient to offset their cost, which could adversely affect our reputation and business.

Our long-term success depends, in part, on our ability to expand our property owner, manager and traveler bases outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

We have limited operating and e-commerce experience in many foreign jurisdictions and are making significant investments to build our international operations. We plan to continue our efforts to expand globally, including acquiring international businesses and conducting business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. In addition, conducting international operations subjects us to risks that include:

●	the cost and resources required to localize our services, which requires the translation of our websites and their adaptation for local practices and legal and regulatory requirements;

●	adjusting the products and services we provide in foreign jurisdictions, as needed, to better address the needs of local owners, managers, distributors and travelers, and the threats of local competitors;

●	being subject to foreign laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices, which may be less developed, less predictable, more restrictive, and less familiar, and which may adversely affect financial results in certain regions;

15 | Page

●	competition with companies that understand the local market better than we do or who have pre-existing relationships with property owners, managers, distributors and travelers in those markets;

●	legal uncertainty regarding our liability for the transactions and content on our websites, including online bookings, property listings and other content provided by property owners and managers, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

●	lack of familiarity with and the burden of complying with a wide variety of other foreign laws, legal standards and foreign regulatory requirements, including invoicing, data collection and storage, financial reporting and tax compliance requirements, which are subject to unexpected changes;

●	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

●	challenges associated with joint venture relationships and minority investments;

●	adapting to variations in foreign payment forms;

●	difficulties in managing and staffing international operations and establishing or maintaining operational efficiencies;

●	difficulties in establishing and maintaining adequate internal controls and security over our data and systems;

●	currency exchange restrictions and fluctuations in currency exchange rates;

●	potentially adverse tax consequences, which may be difficult to predict, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

●	political, social and economic instability abroad, war, terrorist attacks and security concerns in general;

●	the potential failure of financial institutions internationally;

●	reduced or varied protection for intellectual property rights in some countries; and

●	higher telecommunications and Internet service provider costs.

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

16 | Page

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

Competitors also operate websites directed at the wider fragmented travel lodging market, such as Airbnb, HomeAway and Wimdu, by listing either rooms or the owner’s primary home. These properties increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler. Some vacation rental property owners and managers also list on these websites, and consequently these companies currently compete with us to some extent.

We also compete with online travel agency websites, such as Expedia, Hotels.com, Kayak, Priceline, Booking.com, Orbitz and Travelocity, which have traditionally provided comprehensive travel services and some of whom are now expanding into the vacation rental category. We also compete with large Internet search companies, such as craigslist, eBay, Google, MSN.com and Yahoo!, which provide listing or advertising services in addition to a wide variety of other products or services. In addition, some competitors, such as Perfect Places, Inc., Atraveo and eDomizil, predominately serve the professional property manager marketplace, and therefore have the ability to create more products and features targeted to property managers. Hotels, corporate travel providers, travel metasearch engines, travel content aggregators, mobile platform travel applications, social media websites, and even mobile computing hardware providers all also have the potential to increase their competitive presence in the areas of our business as well.

We believe we will compete primarily on the basis of the quantity and quality of our listings, the quality of the direct relationships we have with distributors, property owners and managers, the volume of expected travelers who will visit our websites, the global diversity of the vacation rentals available on our websites, the quality of our websites, the tools provided to our distributors, property owners and managers to assist them with their business, customer service, brand identity, the success of our marketing programs, and price. If current or potential property owners, managers, distributors or travelers choose to use any of these competitive offerings in lieu of ours, our revenue could decrease and we could be required to make additional expenditures to compete more effectively. Any of these events or results could harm our business, operating results and financial condition.

In addition, most of our current or potential competitors are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, our current or potential competitors may have access to larger property owner, manager or traveler bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or owner, manager or traveler requirements. Furthermore, because of these advantages, existing and potential owners, managers, distributors and travelers might accept our competitors’ offerings, even if they may be inferior to ours. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

If the businesses and/or assets that we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

We have six platforms, a library of over 16,000 hours of travel footage and a YouTube Channel, and currently have an equity investment in RealBiz Media Group, Inc. The businesses we have acquired, or invested in, may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

Our mergers and acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

17 | Page

●	legal or regulatory challenges or post-acquisition litigation, which could result in significant costs or require changes to the businesses or unwinding of the transaction;

●	failure of the acquired company or assets to achieve anticipated revenue, earnings or cash flow;

●	diversion of management’s attention or other resources from our existing business;

●	our inability to maintain key distributors and business relationships, and the reputations of acquired businesses;

●	uncertainty resulting from entering markets in which we have limited or no prior experience or in which competitors have stronger market positions;

●	our dependence on unfamiliar affiliates and partners of acquired businesses;

●	unanticipated costs associated with pursuing acquisitions;

●	liabilities of acquired businesses, which may not be disclosed to us or which may exceed our estimates, including liabilities relating to non-compliance with applicable laws and regulations, such as data protection and privacy controls;

●	difficulties in assigning or transferring to us or our subsidiaries intellectual property licensed to companies we acquired;

●	difficulties in maintaining our internal standards, controls, procedures and policies including financial reporting requirements of the Sarbanes-Oxley Act of 2002 and extending these controls to acquired companies;

●	potential loss of key employees of the acquired companies;

●	difficulties in complying with antitrust and other government regulations;

●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles; and

●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

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

If we are unable to introduce new or upgraded products, services or features that distributors, travelers or property owners and managers recognize as valuable, we may fail to (i) drive additional travelers to the websites of our distributors, (ii) drive additional travelers to our websites, (iii) retain existing property owners and managers, (iv) attract new property owners and managers, (v) retain existing distributors, and/or (vi) attract new distributors. Our efforts to develop new and upgraded services and products could require us to incur significant costs.

In order to continue to attract travelers to (i) our distributors, as well as (ii) our own online marketplace while retaining, and attracting new, distributors, property owners and managers, we will need to continue to invest in the development of new products, services and features that both add value for travelers, distributors, property owners and managers and differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If travelers, distributors, property owners or managers do not recognize the value of our new services or features, they may choose not to utilize our products or list on our online marketplace.

18 | Page

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

In addition to developing our own improvements, we may choose to license or otherwise integrate applications, content and data from third parties. The introduction of these improvements imposes costs on us and creates a risk that we may be unable to continue to access these technologies and content on commercially reasonable terms, or at all. In the event we fail to develop new or upgraded products, services or features, the demand for our services and ultimately our results of operations may be adversely affected.

We have a relatively limited operating history and we operate in a rapidly evolving industry, which makes it difficult to evaluate our current business and future prospects. If we fail to predict the manner in which our business will perform or how the market will develop, our business and prospects may suffer materially.

Our limited operating history, together with our rapidly changing industry, may make it difficult to evaluate our current business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries. These include challenges in accurate financial planning and forecasting as we develop new products or strategic plans with little or no historical reference as a basis for such planning and forecasting. Our business and prospects should be considered in light of the risks and difficulties we may encounter as a company operating in a highly competitive environment where changes to our business, plans, and products may be required to respond to such changes.

In addition, the market for online alternative lodging rental (ALR) is relatively new and, in many territories, is unproven with little data or research available regarding the market and industry. It is uncertain whether the ALR market in many territories will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and cash flow growth, at anticipated levels or at all; we may need to focus on, or offer, different types of products and services in order to remain competitive. Our success will depend, to a substantial extent, on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed (and use) their own proprietary online listing services and, therefore, may be reluctant or unwilling to use our services to market their properties. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraudulent activity, including phishing, or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which could significantly harm our business and operating results. Moreover, our success will depend on travelers use of our distributors, as well as our own, online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of the websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

Changes in our effective tax rate could harm our future operating results.

We are subject to federal and state income taxes in the United States and in various foreign jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by several circumstances, including:

19 | Page

●	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

●	effects of certain non-tax deductible expenses;

●	changes in the valuation of our deferred tax assets and liabilities;

●	transfer pricing adjustments, including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

●	adverse outcomes resulting from any tax audit;

●	our ability to utilize our net operating losses and other deferred tax assets; and

●	changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

Significant judgment is required in the application of accounting guidance relating to uncertainty in income taxes. If tax authorities challenge our tax positions and any such challenges are settled unfavorably, it could adversely impact our provision for income taxes.

We are exposed to fluctuations in currency exchange rates.

Because we plan to conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

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

If we lose the services of our key personnel, including William Kerby, our Chief Executive Officer, our business would be materially and adversely affected. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance, on Mr. Kerby or any of our other key personnel. We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel. The development of our business and operations is dependent upon the efforts and talents of our executive officers, whose extensive experience and contacts within the industries in which we wish to compete are a critical component of our business strategy. We may not be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and administrative personnel. If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

20 | Page

The employment agreements of our officers include limited non-solicitation and non-compete provisions and provide for severance pay upon termination of such agreements for certain reasons.

William Kerby entered into an employment agreement, dated October 15, 2006 with an annual base salary of $300,000. He may also, as determined by the Board of Directors (or an authorized committee thereof), receive a year-end performance bonus. The agreement has automatic renewal periods of four years each, and is currently in place until October 14, 2018. In the event the agreement is terminated by the Company with notice of non-renewal, the Company is required to pay Mr. Kerby all salary earned up until the date of termination, plus three months’ severance. The Agreement is also terminated upon the death or disability (i.e., he is unable to perform duties for a period of 120 days out of any 180 day period) of Mr. Kerby, and can be terminated by the Company for cause (gross negligence, willful misconduct, willful nonfeasance, material breach, conviction following final disposition of any available appeal of a felony or pleading guilty to or no contest to any felony) or without cause, and by Mr. Kerby for good reason (i.e., in the event the Company breaches any term of the agreement) or for no reason. In the event Mr. Kerby’s employment is terminated due to Mr. Kerby’s death, the Company is required to continue to pay his salary to his estate for a period of six months. In the event Mr. Kerby’s employment is terminated due to Mr. Kerby’s disability, the Company is required to continue to pay Mr. Kerby’s salary for the greater of two years or the period until disability insurance benefits furnished by the Company, if any, begin. In the event Mr. Kerby terminates his employment for good reason or the Company terminates his employment without cause, the Company is required to continue to pay Mr. Kerby’s salary and benefits for the remainder of the then term. In the event the Company terminates his employment for cause, Mr. Kerby is due his salary through the termination date. The agreement includes non-solicitation and non-competition clauses, prohibiting him from soliciting customers and clients of the Company or otherwise interfering with the Company’s employees for a period of six months from the date of termination, and prohibiting him from competing against the Company anywhere in the United States, for a period of three months from the date of termination, respectively, provided that the non-competition provision is voided in the event of the non-renewal of the agreement, in the event Mr. Kerby terminates his employment for good reason, in the event the Company terminates the agreement other than for cause, and certain other reasons described in greater detail in the agreement.

Omar Jimenez, our Chief Financial Officer, entered into an employment agreement, dated January 21, 2016, pursuant to which he received $175,000 per year until July 2016, when his salary was increased to $250,000 per year, and he is eligible for cash or common stock bonuses at the discretion of the board of directors. If the agreement is terminated by Mr. Jimenez for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Jimenez’s death or disability, Mr. Jimenez is due two calendar months of severance pay; if the agreement is terminated due to Mr. Jimenez’s disability, Mr. Jimenez, is due compensation through the remainder of the month during which he was terminated. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Jimenez for good reason or a termination by the Company other than for cause or disability.

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

If we fail to protect confidential information against security breaches, or if distributors, property owners, managers or travelers are reluctant to use our online marketplace because of privacy or security concerns, we might face additional costs, and activity on our websites could decline.

We collect and use personally identifiable information of distributors, property owners, managers and travelers in the operation of our business. Our systems may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches of our systems, or even the systems of third parties we rely upon, such as credit card processors, could damage our reputation and expose us to litigation and possible liability under various laws and regulations. In addition, industry-wide incidents, or incidents specific to us, could deter people from using our distributors’, as well as, our online marketplaces. Concern among distributors, property owners, managers and travelers regarding our use of personal information collected on our websites could keep them from using, or continuing to use, our online marketplace.

21 | Page

There are risks of security breaches both on our own systems and on third party systems which store our information as we increase the types of technology we use to operate our marketplace, such as mobile applications. New and evolving technology systems and platforms may involve security risks that are difficult to predict and adequately guard against. In addition, third parties that process credit card transactions between us and property owners and managers maintain personal information collected from them. Such information could be stolen or misappropriated, and we could be subject to liability as a result. Further, property owners and managers may develop a lack of confidence in these third parties or in their ability to securely conduct credit card transactions on our distributors’ websites, our websites or the Internet in general, which could adversely impact our business, revenue and operating results. Our property owners, managers and travelers may be harmed by such breaches and we may in turn be subject to costly litigation or regulatory compliance costs, and harm to our reputation and brand. Moreover, some property owners, managers and travelers may cease using our marketplace altogether.

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

In the event any of the above risks were to occur our reputation could be harmed, we and/or our distributors could lose either website traffic or users and as a result, our results of operations and the value of our securities could be adversely affected.

If we are unable to adapt to changes in technology, our business could be harmed.

Because property owners, managers and travelers can access our websites using a variety of hardware and software platforms, we will need to continuously modify and enhance our service to keep pace with related technological changes. We may not be successful in developing necessary, functional and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses. In addition, any failure of our online marketplace to operate effectively with future technologies could result in dissatisfaction from travelers, distributors, property owners, and managers, any of which could harm our business.

22 | Page

We may be subject to liability for the activities of our property owners and managers, which could harm our reputation and increase our operating costs.

We periodically receive complaints related to certain activities on our websites, including disputes over the authenticity of an ALR listing. We may be subject to claims of liability for unauthorized use of credit card and/or bank account information, identity theft, phishing attacks, potential breaches of system security, libel, and infringement of third-party copyrights, trademarks or other intellectual property rights. We have experienced fraud by purported owners or managers listing properties which either do not exist or are significantly not as described in the listing. The methods used by perpetrators of fraud constantly evolve and are complex. Moreover, our trust and security measures may not detect all fraudulent activity. Consequently, we expect to receive complaints from travelers and requests for reimbursement of their rental fees, as well as actual or threatened related legal action against us in the usual course of business.

We may also be subject to claims of liability based on events that occur during travelers’ stays at ALRs, including those related to robbery, injury, death, and other similar incidents. These types of claims could increase our operating costs and adversely affect our business and results of operations, even if these claims do not result in liability, as we incur costs related to investigation and defense. The available terms and conditions of our websites specifically state that we are exempt from any liability to travelers relating to these matters. However, the enforceability of these terms varies from jurisdiction to jurisdiction, and the laws in this area are consistently evolving. If we are subject to liability or claims of liability relating to the acts of our property owners or managers, or due to fraudulent listings, we may be subject to negative publicity, incur additional expenses and be subject to liability, any of which could harm our business and our operating results.

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

Our revenue, expenses and operating results could be negatively affected by changes in travel, real estate and ALR markets, as well as general economic conditions.

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

23 | Page

Additionally, property owners may choose or be forced to sell their vacation rentals during periods of economic slowdown or recession. Any or all of these factors could reduce the demand for vacation rentals and our services, thereby reducing our revenue. This in turn could increase our need to make significant expenditures to continue to attract distributors, property owners, managers and travelers to our websites.

Vacation rentals are often located in popular vacation destinations around the world and utilized on a seasonal basis. Factors influencing the desirability of vacation rentals in a particular region or season could adversely affect our ability to obtain new listings and retain existing listings.

ALRs are often located in popular vacation destinations and utilized on a seasonal basis. As a result, our listings involve properties that are often concentrated in particular regions, and our revenue is dependent upon our ability (or willingness) to list properties in those regions. If we became unable (or unwilling) to list properties in a particular region, our listings in the region could decline or cease to grow, and revenue and results of operations could be adversely impacted.

In addition, factors influencing the desirability of ALRs in a particular region or during a specific season could adversely affect our ability to obtain new listings and retain existing listings. A significant natural disaster, political turmoil or other regional disturbance could reduce the number of available vacation rentals in that area, reducing our listing base and our revenue. In addition, if we do not have sufficient property listings in a newly popular vacation destination, we could fail to attract travelers; consequently, property owners and managers may opt to list their properties with a competitor having a greater presence in that area.

We could face liability for transactions and information on (or accessible through) our or, our distributors’, online marketplaces.

A significant portion of the information available through our and our distributors’ online marketplaces is submitted by property owners and managers and third parties. Property owners and managers could assert that information concerning them on our websites contains errors or omissions and third parties could seek damages from us for losses incurred if they rely upon such incorrect information. We could also be subject to claims that such information is defamatory, libelous, or infringes on third-party copyrights and privacy and publicity rights. We might be subject to claims that by providing links to third party websites, we are liable for wrongful actions by those third parties. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims.

In addition, our services feature a property review platform, which allows travelers to post property reviews and other information about properties, property owners and managers. Although this feedback is generated by users and not by us, claims of libel, defamation or other injury have been made against other Internet service providers offering similar forums and may be made against us for content posted in this forum. Our potential liability for this information could require us to expend substantial resources to reduce our liability exposure and may limit the attractiveness of our and our distributors’ online marketplace. Moreover, our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and as a result we could face significant liability for such claims which could have a material adverse effect on our cash flows.

24 | Page

Property owner, distributor, manager or traveler complaints or negative publicity about our company, our services or our business activities could diminish use of our online marketplace and our brand.

Property owner, distributor, manager or traveler complaints or negative publicity about our company, our services or our business activities could severely diminish consumer confidence in and use of our online marketplace and negatively affect our brand. Our measures to combat risks of fraud and breaches of privacy and security can damage relations with our property owners and managers, for instance when we remove listings which have repeatedly been reported as misleadingly described. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle property owner, manager and traveler complaints effectively. If we do not handle these complaints effectively, our reputation may suffer, and we may lose the confidence of property owners, distributors, managers and travelers. We may also be the subject of blog or forum postings that include inaccurate statements and create negative publicity. As a result of these complaints or negative publicity, property owners, distributors and managers may discontinue their listing or services with us or travelers may discontinue their use of our websites, and our business, brand and results of operations could be adversely impacted.

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our intellectual property includes the content of our websites, registered domain names, as well as registered and unregistered trademarks. We believe that our intellectual property is an essential asset of our business and that our domain names and our technology infrastructure currently give us a competitive advantage in the online market for ALR listings. If we do not adequately protect our intellectual property, our brand, reputation and perceived content value could be harmed, resulting in an impaired ability to compete effectively.

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

25 | Page

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

We use a combination of third-party data centers to host our websites and core services. We do not control the operation of any of the third-party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. We currently do not have a comprehensive disaster recovery plan in place nor do our systems provide complete redundancy of data storage or processing. As a result, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in our services and harm to our reputation and brand. Additionally, our third-party data center facility agreements are of limited durations, and our third-party data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with these facilities on commercially reasonable terms, we may experience delays in the provisioning of our services until an agreement with another data center facility can be arranged. This shift to alternate data centers could take more than 24 hours depending on the nature of the event.

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

If these companies experience difficulties and are not able to provide services in a reliable and secure manner, if they do not operate in compliance with applicable laws, rules and regulations and, with respect to payment and card processing companies, if they are unable to effectively combat the use of fraudulent payments on our websites, our results of operations and financial positions could be materially and adversely affected. In addition, if such third-party service providers were to cease operations or face other business disruption either temporarily or permanently, or otherwise face serious performance problems, we could suffer increased costs and delays until we find or develop an equivalent replacement, any of which could have an adverse impact on our business and financial performance.

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

26 | Page

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

27 | Page

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management, we have concluded that a material weakness in the Company’s internal controls over financial report existed that contributed to the errors in accounting that necessitated the restatement of previously issued financial statements for the year ended February 28, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of February 28, 2017, the aggregate face value of our outstanding convertible senior promissory notes was $1.4 million and draws on a line of credit amounted to $1.193 million. Risks relating to our indebtedness include:

●	increasing our vulnerability to general adverse economic and industry conditions;

28 | Page

●	requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

●	making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;

●	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

●	possibly placing us at a competitive disadvantage compared to our competitors that have less debt;

●	applying the accounting method for convertible debt securities that may be settled in cash, which requires the notes’ equity component to be included in the paid-in capital section of stockholders’ equity and the value of the equity component to be treated as a debt discount. The amortization of this discount will result in lower reported net income which in turn could adversely affect our reported financial results;

●	limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable; and

●	responding to the conditional conversion feature of the notes, which if triggered could adversely affect our liquidity if we elect to satisfy our conversion obligation through the payment of cash.

William Kerby (our CEO and Chairman) and Donald P. Monaco (our Director), together own approximately 95.3% of our voting securities which gives them significant influence over the affairs of our Company.

William Kerby (CEO and Chairman) and Donald P. Monaco (Director), collectively control approximately 95.3% of our voting securities which gives them significant voting control over our Company. Mr. Kerby owns 794,611 shares of Series A Preferred Stock (694,611 directly and 100,000 beneficially which are convertible into 1,589,222 shares of common stock) and 100,847 shares of common stock and Mr. Monaco beneficially owns 1,075,000 shares of Series A Preferred Stock (convertible into 2,150,000 shares of common stock) and 1,712,066 beneficially owned shares of common stock. Each share of Series A Preferred Stock provides the holder thereof 100 votes on stockholder matters. As a result, Messrs. Kerby and Monaco collectively control approximately 95.3% of our voting securities, thereby giving them significant influence in electing our directors and appointing management, possibly delaying or preventing mergers or deals and suppressing the value of our common stock.

Because we are a small company, the requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our directors and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●	establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

29 | Page

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

Our common stock is traded on the OTCQB quotation system, which is a FINRA-sponsored entity and operated inter-dealer automated quotation system for equity securities not included in a national exchange. Quotation of our securities on the OTCQB limits the liquidity and price of our common stock more than if our common stock were quoted or listed on the NYSE or the NASDAQ, which are national securities exchanges. Although our common stock is quoted on the OTCQB, our common stock trades infrequently and in low volumes on the OTCQB. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market does not develop, you may be unable to sell your shares of common stock at or above the price you paid for them or at any price.

Our stock price may be volatile.

The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report, and other factors beyond our control. Factors affecting the trading price of our common stock could include:

●	variations in our operating results;

●	variations in operating results of similar companies and competitors;

●	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

●	changes in our outlook for future operating results which are communicated to investors and analysts;

●	announcements of technological innovations, new products, services or service enhancements, strategic alliances or agreements by us or by our competitors;

●	marketing and advertising initiatives by us or our competitors;

●	the increase or decrease of listings;

●	threatened or actual litigation;

●	changes in our management;

●	recruitment or departures of key personnel;

30 | Page

●	market conditions in our industry, the travel industry and the economy as a whole;

●	the overall performance of the equity markets;

●	sales of shares of our common stock by existing stockholders;

●	the reports of industry research analysts who cover our competitors and us;

●	stock-based compensation expense under applicable accounting standards; and

●	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation; we are currently the target of this type of litigation. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

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

31 | Page

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

Our common stock is a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we maintain a per-share price above $5.00, or meet other qualifications, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. Legal remedies available to an investor in “penny stocks” may include the following:

32 | Page

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments. For these reasons, penny stocks may have a limited market and, consequently, limited liquidity.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive, administrative and operating offices are primarily located in Weston, Florida where we lease approximately 2,500 square feet of office space. The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. Monthly rental costs for calendar years 2016, 2017 and 2018 are $6,500, $6,695 and $6,896, respectively per month. The rent for the years ended February 28, 2017 and February 29, 2016 was $79,665 and $227,694, respectively.

33 | Page

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

On March 14, 2014, Lewis Global Partners, LLC filed a Complaint against us in the Ninth Judicial Circuit Court of Florida (Case Number CACE 14-005009) (the “Complaint”). The Complaint alleges consulting fees in the form of 270,000 shares of common stock of RealBiz is due from us and sets forth causes of action including ‘breach of contract’ and ‘breach of implied covenant of good faith and fair dealing’. On August 18, 2016, the breach of implied covenant of good faith and fair dealing was dismissed and we filed an answer and affirmative defenses to the breach of contract claim.. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

Litigation related to RealBiz Media Group, Inc. (“RealBiz”)

Case Number 1:16-cv-61017-FAM

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre- judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’.

On May 19, 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that if there was any amount owed, RealBiz’s obligation to us far exceeded the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘waiver’, ‘release’, ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off) and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim against RealBiz alleges causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars if there is no oral agreement), ‘money had and received’, and ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off), and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking damages against RealBiz. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

34 | Page

Case No.: CACE-16-019818

On October 27, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC) for damages and injunctive relief from the defendant’s unreasonable delay and/or refusal to register the transfer of certain securities. We instructed RealBiz to transfer our preferred or common stock in RealBiz to certain of our shareholders on several occasions. Defendants, however, wrongfully refused to register the transfers in violation of the Delaware Code and the terms of RealBiz’s preferred and common stock.

Case No.: 16-24978-CIV-GRAHAM

On November 30, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC) for damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation, retirement, and/or termination of certain securities. RealBiz notified Monaker of its intent to unilaterally cancel, retire, and/or terminate its preferred and common stock held by Monaker. RealBiz’s announced cancellation, retirement, and termination was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock.

In December 2016, RealBiz cancelled the 44,470,101 preferred Series A shares and 10,359,892 common shares which were held by the Company in connection with an over issuance of common shares relating to the conversion of Monaker’s dual convertible preferred shares. In December 2016, the Company filed a lawsuit against RealBiz in 11th Circuit Federal Court seeking an injunction against RealBiz’s action to claw back the aforementioned shares; the injunction was denied and the lawsuit is proceeding. Additionally, the Company seeks to reverse the clawback in its entirety.

Case No.: 0:16-cv-62902-WJZ

A class action lawsuit has been filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The case, McLeod v. Monaker Group, Inc. et al, was filed on December 9, 2016. The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. The lawsuit asks the court to confirm the action is a proper class action. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss.

35 | Page

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2107 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand is, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether the RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz has declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company is no longer a shareholder of RealBiz, and has insisted instead that Monaker serve a [second] request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG, currently pending in the Southern District of Florida (the “Florida Action”).

The Company is unable to determine the estimate of the probable or reasonably possible loss or range of losses arising from the above legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

36 | Page

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on the OTCQB market under the ticker symbol “MKGI”. Our fiscal year end is February 28 or 29 depending on the year. The following table sets forth the high and low trading price of our common stock for each quarter during the past two (2) fiscal years:

Period	High Price	Low Price
Fiscal Year Ended February 29, 2016
First Quarter	$4.47	$1.25
Second Quarter	$9.99	$2.85
Third Quarter	$4.10	$2.21
Fourth Quarter	$5.00	$1.10

Fiscal Year Ended February 28, 2017
First Quarter	$3.85	$1.33
Second Quarter	$4.35	$1.71
Third Quarter	$3.80	$2.11
Fourth Quarter	$2.80	$1.95

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

Holders

On May 3, 2017, there were 150 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number of record stockholders is not indicative of the total number of stockholders of the Company when including securities beneficially owned.

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

As of February 28, 2015, the plan had 558 shares to be issued upon exercise of the outstanding options, with an average exercise price of $7.25 and there were 682 options available to be issued when the plan was terminated.

Transfer Agent

Our stock transfer agent is American Stock Transfer Co. (“AST”), 6201 15th Avenue, Brooklyn, NY 11219. AST’s telephone number in the U.S. is (718) 921-8124 and their internet address is www.amstock.com.

37 | Page

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of February 28, 2017	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	795,925	$2.35	—
Total	795,925	$2.35	—

Description of Capital Stock

Common Stock

On October 28, 2011, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 200,000,000 to 500,000,000. On February 13, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. The increases in our authorized shares of common stock became effective upon the filing of the amendments to our Articles of Incorporation with the Secretary of State of the State of Nevada.

On May 2, 2012, the Board approved an amendment to our Articles of Incorporation to (i) effect a 1-for-500 reverse split of the Company’s outstanding common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

On June 26, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 5,000,000 shares to 500,000,000 shares.

On June 25, 2015, the Board approved an amendment to our Articles of Incorporation to (i) effect a 1-for-50 reverse split of the Company’s outstanding common stock and (ii) change the name of the Company from Next 1 Interactive, Inc. to Monaker Group, Inc. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The unaudited consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

38 | Page

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

On November 30, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 16-24978-CIV-GRAHAM) for damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation, retirement, and/or termination of the securities described above.

In December 2016, RealBiz cancelled the 44,470,101 preferred Series A shares and 10,359,892 common shares which were held by the Company in connection with an over issuance of common shares relating to the conversion of Monaker’s dual convertible preferred shares. In December 2016, the Company filed a lawsuit against RealBiz in 11th Circuit Federal Court seeking an injunction against RealBiz’s action to claw back the aforementioned shares; the injunction was denied and the lawsuit is proceeding. Additionally, the Company seeks to reverse the clawback in its entirety.

All Preferred Stock Series B, C and D shares have been retired. The Preferred Stock Series A have not been retired and William Kerby, our Chief Executive Officer and Chairman, beneficially owns 794,611 shares (or 43% of the outstanding Preferred Stock Series A shares) and Donald Monaco, our Director, beneficially owns 1,075,000 shares (or 57% of the outstanding Preferred Stock Series A shares).

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

Per the terms of the Amended and Restated Certificate of Designations relating to the Series A Preferred Stock, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
○	(a) $25.00 per share; or
○	(b) at the lowest price the Company has issued stock as part of a financing.
●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $25.00 of debt for each share of Series A Preferred Stock.

39 | Page

On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock; or to allow conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

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

40 | Page

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

On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250.00 to $12.50 per share.

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

Share Repurchase Transactions

During the years ended February 28, 2017 and February 29, 2016, there were no repurchases of the Company’s common stock by Monaker.

Recent Issuances of Unregistered Securities

During the fourth quarter of the fiscal year ended February 28, 2017 and through the date of this filing, we have issued the following securities which were not registered under the Securities Act;

Common Stock

●	805,000 units (composed of 805,000 shares of restricted common stock and 805,000 warrants with exercise price ranging from $1.50 (expiring December 4, 2017) to $2.00 (expiring between January 31, 2020 and April 2, 2020)) were sold to 16 “accredited investor” purchasers in private transactions pursuant to subscription agreements at $2.00 per share for $1,610,000 in proceeds. Included in the 805,000 shares issued were shares issued to:
○	Monaco Investment Partners II, LP, of which Donald Monaco is the managing general partner and a Director of the Company ($200,000 of units at $2.00 per unit (100,000 total units), each comprised of 1 share of common stock and 1 warrant to purchase one share of common stock at an exercise price of $2.00 per share.
○

Robert Post 2007 Revocable Trust, of which Robert Post is the trustee and a Director of the Company ($100,000 of units at $2.00 per unit (50,000 total units), each comprised of 1 share of common stock and 1 warrant to purchase one share of common stock at an exercise price of $2.00 per share.

●	341,724 shares of restricted common stock were sold to 8 “accredited investor” purchasers in private transactions pursuant to the exercise of warrants which had exercise prices ranging from $.50 - $2.00 per share for $506,488 in proceeds. Included in the 341,724 shares issued were shares issued to:
○	Stephen Romsdahl, a greater than 5% shareholder of the Company (142,444 shares of restricted common stock pursuant to a warrant exercise for $157,388 in proceeds); and
○	Simon Orange, a Director of the Company (158,000 shares of restricted common stock pursuant to a warrant exercise for $316,000 in proceeds).
●	259,216 shares of restricted common stock were issued to eight consultants pursuant to consulting agreements, valued at $533,240.

41 | Page

●	4,579 shares of restricted common stock were issued to an investor pursuant to the October 27, 2015 Agreement and Plan of Merger with Always On Vacation, Inc., valued at $11,448.

On January 5, 2017, we entered into an employment agreement with an employee of the Company, whereby the employee agreed to provide management and financial/investor relation services to the Company for a term of one year, cancellable by either party with 30 days prior written notice, in consideration for $10,000 per month and the grant of warrants to purchase (a) 100,000 shares of the Company’s common stock, which will vest and be exercisable at such time as the Company successfully up lists to the NYSE MKT or the NASDAQ Capital Market, and have an exercise price of $3 per share and cashless exercise rights; (b) 50,000 shares of the Company’s common stock, which will vest and be exercisable upon the earlier to occur of (i) the second year of the term of such warrants; (ii) when the institutional ownership of the Company’s totals 10% or more of the Company’s outstanding common stock, and have an exercise price of $4 per share and cashless exercise rights; and (c) 50,000 shares of the Company’s common stock, which will vest and be exercisable upon the earlier to occur of (i) the second year of the term of such warrants; (ii) when the institutional ownership of the Company’s totals 20% or more of the Company’s outstanding common stock, and have an exercise price of $5 per share and cashless exercise rights, as well as certain other to be determined fees in the event the Company undertakes certain transactions in the future. All of the warrants vest immediately in the event the Company is acquired and have a term through December 31, 2019.

On April 19, 2017, we issued 100,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and an executive of the Company, valued at $250,000, as a fiscal year-ended February 28, 2017 employee bonus.

We claim an exemption from registration for the issuances and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there-from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Growth Opportunities and Trends

Our ability to further grow our revenue will depend largely on increasing the number of distributors, the number of paid listings, increasing revenue per listing and increasing revenue from other products and services through our marketplace.

Our achievement of these objectives will further depend on our ability to successfully enable more online bookable listings. Achieving growth in the number of distributors and the number of listings involves our ability to (i) increase our listing renewal rates, (ii) reach new distributors, property managers and owners through marketing activities, and/or (iii) obtain new listings through geographic expansion, strategic acquisitions or investments. Increasing revenue per listing and revenue from other products and services will involve our ability to successfully drive more bookings to our performance based listings and to successfully introduce new products to our marketplace.

42 | Page

In the future, we believe it will become more important to increase marketing investments to grow and further advertise our brand and products to distributors and travelers. We have seen other companies launch online businesses offering vacation rentals or other alternatives to hotels. We believe this growing favorable awareness of alternatives to hotels has and will support growth in our business. However, we have also seen a trend of increased government regulation and taxation of the industry. We continue to monitor the effects of these trends and will take actions as necessary to mitigate their effects.

Key Financial Highlights

Key financial highlights for the fiscal year end (FYE) February 28, 2017 include the following:

●	Travel and commission revenue was approximately $400,000 compared to $545,000 for FYE February 29, 2016, or a decrease of 26.5%; however, total revenues for FYE February 29, 2016 included $300,000 of released funds from a reserve account with a merchant processor. Therefore, if you were to remove that one-time release of funds from revenue for FYE February 29, 2016, operating travel and commission revenues for FYE February 29, 2016, would have amounted to $245,000 compared to $400,000 for FYE February 28, 2017 for an increase of 63.6%;

●	Net loss attributable to Monaker Group, Inc. was $7.1 million, or $0.82 per diluted share for FYE February 28, 2017, compared to net loss of $4.5 million, or $1.56 per diluted share, in FYE February 29, 2016, or an increase of 56%;

●	Cash used in operating activities was $3.7 million for FYE February 28, 2017 compared to $2.1 million for FYE February 29, 2016, or an increase of 76%;

●	There was a net increase in cash of $869,000 for FYE February 28, 2017, compared to a decrease in cash of $88,000 for FYE February 29, 2016; and

●	Cash and cash equivalents as of February 28, 2017 were $1,007,065.

Revenue Recognition

We recognize revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue for customer travel packages purchased directly from the Company are recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

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

43 | Page

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

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, restricted stock units and restricted stock awards. We account for stock-based compensation expense by amortizing the fair value of each stock-based award expected to vest over the requisite service or performance period. The fair value of restricted stock awards is based on the number of shares granted and the closing price of our common stock on the date of grant. The fair value of each stock warrant award is calculated on the date of grant using the Black-Scholes option-pricing model.

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2017 Compared to the Fiscal Year Ended February 29, 2016

Revenues

Total travel and commission revenues decreased 26.5% to $400,277 for the fiscal year ended (FYE) February 28, 2017, compared to $544,658 for the FYE February 29, 2016, a decrease of $144,381. This decrease is mainly due to non-recurring funds from a merchant processor in the amount of $300,000, received during FYE February 29, 2016. Therefore, if such one-time non-recurring merchant processor funds are removed from the calculation, travel and commission revenues for the FYE February 29, 2016 amounted to $244,658, compared to $400,277 for the FYE February 28, 2017, an increase of $155,619 or 63.6%, which increase is attributable to the marketing efforts throughout the fiscal year which resulted in an increase in booked travel during the last quarter of FYE February 28, 2017.

Operating Expenses

Our operating expenses, including cost or revenues, technology and development, salaries and benefits, selling and promotion, amortization of intangibles and general and administrative expenses, increased 80% to $7,332,055 for the FYE February 28, 2017, compared to $4,073,300 for the fiscal year ended February 29, 2016, an increase of $3,258,755.

This increase was mainly due to increases in general and administrative costs of $3,040,489 which is mostly attributable to amortization of three non-performing platforms (amounting to $1,779,820) and professional fees of $653,588 related to RealBiz litigation (see Item 3. Legal Proceedings), increased cost of revenues of $141,937 directly related to increases in booked travel, increases in technology and development of $189,638 related to the discontinued platforms (a new platform is being developed through third party vendors and the related costs are capitalized), and increases in selling and promotional expenses of $154,791 related to the promotions and advertising of our tour products and creating awareness of the NextTrip brand. These increases were offset by a decrease in salaries and benefits of $268,100, as personnel were reduced and we relied more on third party vendors.

44 | Page

Other Expenses

●	Gain on extinguishment of debt amounts increased to $97,942 for the FYE February 28, 2017, compared to zero for the FYE February 29, 2016, in connection with the settlement of legacy amounts due.
●	Gain on sale of investments increased to $66,011 for the FYE February 28, 2017, compared to zero for the FYE ended February 29, 2016, primarily due to the gain on the sale of Name Your Fee, LLC which was offset by losses attributable to honoring debts of Next 1 Network, Inc. that was sold on January 23, 2016, and losses on investments in Launch Media and Recruiter.com that were marked to market value.
●	Interest expense decreased 35.5% to $248,200 for the FYE February 28, 2017, compared to $384,899 for the FYE February 29, 2016, a decrease of $136,699, which was due primarily to pay-offs and settlement of approximately $1,032,843 of notes payable at interest rates from 6% to 7% per annum and offset by interest on a $1.2 million line of credit ($1.193 million drawn) which accrues interest at the prime rate.
●	Loss on legal settlements decreased 34.5% to $81,832 for the FYE February 28, 2017, compared to $125,000 for the FYE ended February 29, 2016, a decrease of $43,168. The legal settlement for FYE February 28, 2017 involves Twelfth Child Entertainment, LLC in connection with a License Agreement settlement for rights to air programs regarding the “Foreclosure to Fabulous” television programming on the Company’s previously owned media business that was sold on January 21, 2016. The Company absorbed this settlement as part of its partnership commitment with Launch Media 360 which is an investment of the Company. The legal settlement of $125,000 for FYE February 29, 2016, was attributable to a liability owed by AlwaysOnVacation, Inc. (the entity we acquired on October 27, 2015 and sold on January 23, 2016) to Ryanair, Limited. The Company assumed the liability and settled the liability on February 26, 2016, for $125,000.
●	Gain on sale of subsidiary decreased to zero for FYE February 28, 2017, compared to $1,082,930 for the FYE February 29, 2016, in connection with the sale of Next 1 Networks, Inc. and AlwaysOnVacation, Inc. on January 23, 2016.
●	Gain on the change in fair value of derivatives decreased to zero for FYE February 28, 2017, compared to $287,149 for the FYE February 29, 2016, primarily due to a reduction in the number of convertible promissory notes containing embedded derivatives for valuation.
●	Loss on inducement to convert preferred stock decreased to zero for the FYE February 28, 2017, compared to $1,392,666 for the FYE February 29, 2016, primarily due to loss in value of the investment in RealBiz. The value of Series A Preferred Stock and common stock shares in RealBiz held by the Company was reduced to the realizable value of $0.
●	Loss on settlement of debt decreased to zero for FYE February 28, 2017, compared to $478,956 for the FYE February 29, 2016.
●	Other income increased over 100% to income of $582 for FYE February 28, 2017, compared to other expense of $10,400 for the FYE February 29, 2016.

Net Income (Loss)

We had a net loss of $7,097,275 for the FYE February 28, 2017, compared to a net loss of $4,550,484 for the FYE February 29, 2016, an increase of $2,546,791. The increase in net loss was primarily attributable to amortization of three non-performing platforms (amounting to $1,779,820) and professional fees of $653,588 related to RealBiz litigation (see Item 3. Legal Proceedings) that were principally offset by a decrease in salaries and benefits of $268,100 (as personnel were reduced and we relied more on third party vendors) and the decrease of loss on settlement of debt of $478,956.

Contractual Obligations. The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2017	FYE 2018	FYE 2019 and beyond	Totals
Office Lease	$80,742	$68,959	$—	$149,701
Other	4,500	—	—	4,500
Totals	$85,242	$68,959	$—	$154,201

45 | Page

Liquidity and Capital Resources; Going Concern

At FYE February 28, 2017, we had $1,007,065 of cash on-hand, an increase of $869,121 from $137,944 at FYE February 29, 2016. The increase in cash was due primarily to the increase in cash raised through financing activities of $5,292,438 which was offset by the increase in cash used in operating activities of $3,737,903 and an increase of $685,414 in connection with the development costs of the NextTrip website.

As of February 28, 2017, the Company had total current liabilities of $3,018,467, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from Republic Bank (described below) of which $1,193,000 was drawn (an increase from $15,919 as of February 29, 2016), accounts payable of $262,493 (a decrease from $588,513 as of February 29, 2016), convertible promissory notes of $1,409,326 (a decrease from $1,658,908 as of February 29, 2016), and notes payable – current portion of zero versus $711,784 as of February 29, 2016. We anticipate that we will satisfy these amounts from proceeds derived from equity sales, conversions to equity securities and revenue generated from sales.

As of February 28, 2017, we had $2.6 million in total assets, $3.0 million in total liabilities, a working capital deficit of $1.2 million and a total accumulated deficit of $100.7 million.

Net cash used in operating activities was $3,737,903 for the FYE February 28, 2017, an increase of $1,616,548 from cash used in operating of $2,121,355 during the FYE February 29, 2016. This change was primarily due to our net loss.

Net cash used in investing activities increased to $685,414 for the FYE February 28, 2017, an increase of $653,340 from $32,074 of cash used in investing activities during the FYE February 29, 2016. The change is due to the isolated website development costs from the prior year.

Net cash provided by financing activities increased to $5,292,438, for the FYE February 28, 2017, an increase of $3,227,477 from cash provided by financing activities of $2,064,961 for the FYE February 29, 2016. This increase was primarily due to sales of warrants and stock, exercises of common stock warrants and draw downs on the line of credit (described below).

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are due on June 15, 2017. Amounts borrowed under the line of credit are planned to be used for marketing initiatives, working capital and to repay $300,000 previously borrowed from the Donald P. Monaco Insurance Trust, of which Donald Monaco, a Director of the Company, is the Trustee. The loan contains standard and customary events of default. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all terms of the revolving line of credit remain unchanged. As of February 28, 2017, $1,193,000 was outstanding under the line of credit.

Our outstanding convertible promissory notes and notes payable are described in “Note 7 – Convertible Promissory Notes”, “Note 8 – Notes Payable”, and “Note 9 – Other Notes Payable”, to the consolidated audited financial statements beginning on page F-1 herein.

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

46 | Page

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 28, 2017, we had approximately $3.0 million of current liabilities (similar to the $3 million of current liabilities as of February 29, 2016). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from the private equity and debt financings and we anticipate we will continue to meet our funding requirements through the sale of equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our products and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we anticipate that by the fourth fiscal quarter of FYE February 28, 2018, our operations will be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the accompanying consolidated financial statements.

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

Revenue for customer travel packages purchased directly from the Company are recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

We generate our revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world as well as from customers for online advertising services related to the listing of their properties for rent, primarily on a subscription basis, over a fixed-term. We also generate revenue from commissions on bookings or traveler inquiries on our performance-based listings. Additional revenues are derived from the sales of ancillary products and services.

Payments for tours or activities and term-based paid subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably on a straight-line basis over the listing period. Revenue for performance-based listings is calculated as a percentage of the traveler booking or a fixed fee-per-inquiry stated in the arrangement and recognized when the service has been performed or as the customer’s refund privileges lapse.

Business Combinations

The purchase prices of acquired businesses or acquired assets have been allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair value at the date control is obtained. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

47 | Page

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

Accounts Receivable

We extend credit to our customers in the normal course of business. Further, we regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. As of February 28, 2017 and February 29, 2016, we had no accounts receivable, therefore, our allowance for doubtful accounts was $0.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2017, we did not impair any long-lived assets.

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

48 | Page

When we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. We evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 28, 2017 and February 29, 2016.

Intellectual properties that have finite useful lives are amortized over their useful lives. We incurred amortization expense of $1,779,820 and $164,615 for the years ended February 28, 2017 and February 29, 2016, respectively, which is included in general and administrative expenses.

Convertible promissory notes

We have issued and outstanding convertible promissory senior notes in the amount of $1.409 million. Upon issuance, we separated the Notes into liability and equity components. We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to qualify for equity classification.

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

49 | Page

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

We have implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. These pronouncements did not have a material impact on the financial statements and unless otherwise disclosed, we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

50 | Page

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

We have adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2017, the Company’s income tax returns for tax years ending February 29, 2016 and February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-35 which appear at the end of this annual report on Form 10-K.

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

51 | Page

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of February 28, 2017, the end of the period covered by this Annual Report on Form 10-K, were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 28, 2017 based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were not effective as of that date, because we did not maintain effective controls to ensure that the financial impact of certain transactions were accounted for properly.

Moving forward we plan to address the material weakness described above by (a) seeking outside assistance from third parties and (b) implementing additional disclosure controls and procedures to facilitate high level management review in order to detect material errors in our financials.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

52 | Page

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

Item 9B. Other Information

On April 18, 2017, the Board of Directors adopted charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of the Directors, filed herewith as Exhibits 99.1, 99.2 and 99.3, respectively. The Board of Directors appointed Mr. Pat LaVecchia (Chairman), Mr. Doug Checkeris and Mr. Robert Post, as members of the Audit Committee; Mr. Simon Orange (Chairman) and Mr. Checkeris, as members of the Compensation Committee; and Mr. Checkeris (Chairman) and Mr. LaVecchia, as members of the Nominating and Corporate Governance Committee.

The Board of Directors also adopted the Whistleblower Protection Policy, a copy of which is attached hereto as Exhibit 14.3, on April 18, 2017.

53 | Page

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

Name	Age	Position	Officer and/or Director Since
William Kerby	59	Chief Executive Officer and Chairman	2008

Omar Jimenez	55	Chief Financial Officer, Chief Operating Officer and Director	2016

Pat LaVecchia	50	Director	2011

Donald P. Monaco	64	Director	2012

Doug Checkeris	61	Director	2012

Simon Orange	49	Director	2017

Robert Post	56	Director	2017

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman

William Kerby is the Founder, Chairman and CEO of Monaker Group, Inc. From July 2008 to present, he has been the architect of the Monaker model, overseeing the development and operations of the Company’s Travel, Real Estate and Television Media divisions. In October 2012, Monaker transferred its real estate assets into a public company - RealBiz Media Group, Inc., where Mr. Kerby served as CEO until August 2015 and on the Board until April of 2016. In July 2015 the decision was made to separate the Television and Real Estate operations from Monaker thereby allowing management to focus all efforts on the development of its travel operations. From April 2002 to July 2008, Mr. Kerby served as the CEO of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002, Mr. Kerby founded and managed Travelbyus, a publicly traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada – a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Brittan, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989, Mr. Kerby worked in the financial industry as an investment advisor. Mr. Kerby graduated from York University in May 1980 with a Specialized Honors Economics degree. We selected Mr. Kerby to serve on our Board because he brings to the board extensive knowledge of the travel industry. Having served in senior corporate positions in many travel related companies, he has a vast knowledge of the industry.

54 | Page

Omar Jimenez - Chief Financial Officer, Chief Operating Officer & Director

In January 2017, the Board of Directors of the Company appointed Omar Jimenez as a member of the Board of Directors. In January 2016, the Board of Directors of the Company appointed Omar Jimenez, to the position of Chief Financial Officer and Chief Operating Officer of the Company. Mr. Jimenez has held a variety of senior financial management positions during his career. From September 2012 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from May 2009 to September 2012, he worked as Chief Financial Officer of EpiCenter Development Associates, LLC, a real estate developer with combined projects amounting to $6 billion, and from June 2004 to May 2009 he served as President & Chief Financial Officer at American Leisure Holdings, Inc., focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez also served from April 2002 to June 2004 as Director of Operations for US Installation Group, Inc., a selling and installation group for The Home Depot, and CFO and VP of Onyx Group, Inc., a conglomerate with 700 employees and annual revenues exceeding $400 million. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University.

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

Donald P. Monaco - Director

Donald P. Monaco has served as a member of the Board of Directors since August 2011. Mr. Monaco served on the RealBiz Media Group, Inc. Board of Directors from October 2012 until April 2016.  Mr. Monaco is the principal owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers since November 2005; a partner in Lark O’ the Lake, LLC since April 2015; and the principal owner of the Duluth Flying Club, LLC since May 2015.  Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and is a Director at Republic Bank in Duluth, Minnesota.  Mr. Monaco is the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco spent over 18 years as a Partner and Senior Executive and has 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois.  We selected Mr. Monaco to serve on our Board because he brings a strong business background to the Company, and adds significant strategic, business and financial experience. Mr. Monaco’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us.

55 | Page

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

Simon Orange - Director

Simon Orange has served as a member of the Board of Directors since January 2017. Mr. Orange is the founding partner and chairman of CorpAcq, a corporate acquisitions and investments company located in the United Kingdom. Mr. Orange served as the chairman of CorpAcq from 2006 to 2009 and from April 2014 to present. At CorpAcq, Mr. Orange is responsible for identifying and negotiating acquisitions in conjunction with its corporate finance partners, as well as overseeing strategic development, funding, and partnerships. Following a “buy and build” approach, CorpAcq maintains long-term investments in a diverse portfolio of successful businesses. Currently comprised of 19 portfolio companies, CorpAcq has been recognized as one of the fastest growing enterprises in the United Kingdom. Mr. Orange has been involved in funding and managing the growth of numerous business ventures, some which have been acquired by NASDAQ and London Stock Exchange listed companies. He is also a founding member of Cicero Consulting Group, based in New York City.

Robert J. Post - Director

Robert J. Post has served as a member of the Board of Directors since January 2017. Mr. Post has served as Chief Executive Officer of Cloud5, the largest provider of cloud based telecommunications and high speed Internet to major brands in the hospitality industry, including Marriott, IHG, Hilton, La Quinta, Motel 6 and Red Roof Inn, since January 2015. He has also served as a member of the Board of Directors of Cloud5 since January 2015. Mr. Post has served as the Executive Chairman of The Knowland Group, a hospitality and data analytics company since March 2014. From 2005 to December 2011, Mr. Post served as Chairman, Chief Executive Officer and Chief Financial Officer of TravelClick, a leading provider of global, hotel e-commerce solutions that supports more than 15,000 customers across 140 countries, including Blackstone, Hilton, Hyatt, Accor, Marriott and Trump. He also previously served as executive and corporate officer at MICROS Systems, a hospitality technology provider, where he helped lead its secondary NASDAQ offering. Since 2002, Mr. Post has also operated Pconsulting, providing start-up investment and restructuring services for mid-sized businesses, including OpenTable.com, HotelBank, and Radiant Systems. Mr. Post served as a member of the Board of Directors of Avatech Solutions, a publicly reporting company, and served on the Compensation and Audit Finance Committee of that entity, from March 2004 to October 2010. He is a graduate of Wharton’s Advanced Management Program, and earned his Bachelor’s of Science in Business from Duquesne University.

56 | Page

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

Committees of the Board of Directors

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William Kerby (1)
Omar Jimenez
Pat LaVecchia	X	C		M
Donald P. Monaco
Doug Checkeris	X	M	M	C
Simon Orange	X		C
Robert Post	X	M

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

The charter for each committee of the Board identified below is available on our website at www.monakergroup.com. Copies of the committee charters are also available for free upon written request to our Corporate Secretary. Additionally, the committee charters are filed as exhibits to this Annual Report on Form 10-K.

57 | Page

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by NASDAQ rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Post, is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Post has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical above.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

The Audit Committee was formed on April 18, 2017.

The Audit Committee Charter is filed as Exhibit 99.1 to this Annual Report on Form 10-K.

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

The Compensation Committee was formed on April 18, 2017.

The Compensation Committee Charter is filed as Exhibit 99.2 to this Annual Report on Form 10-K.

Nominating and Governance Committee

The Nominating and Governance Committee, which is comprised exclusively of independent directors, is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Nominating and Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

58 | Page

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

The Nominating and Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee and may be considered at any point during the year.

The Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, and other information as required by the Company’s Bylaws, are properly submitted in writing to the Secretary of the Company in accordance with the Bylaws and applicable law. The Secretary will send properly submitted stockholder recommendations to the Committee. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

The Nominating and Governance Committee was formed on April 18, 2017.

The Nominating and Governance Committee Charter is filed as Exhibit 99.3 to this Annual Report on Form 10-K.

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

59 | Page

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

Board of Directors Meetings

During the fiscal year that ended on February 28, 2017, the Board took all actions via the unanimous written consent of the Board of Directors; provided that the Board did confer on a regular, frequent and informal basis throughout the year. All directors attended at least 75% of the Board of Directors meetings during FYE February 28, 2017.

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

Whistleblower Protection Policy

On April 18, 2017, the Company adopted a Whistleblower Protection Policy (“Whistleblower Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board. The Company’s Whistleblower Policy is filed as Exhibit 14.3 to this Annual Report on Form 10-K.

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

60 | Page

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during FYE February 28, 2017 were timely made, except that Donald P. Monaco, our director, inadvertently failed to timely report five transactions on Form 4; Pat LaVecchia, our director, inadvertently failed to timely report one transaction on Form 4; Mark Wilton, a greater than 10% shareholder of the Company, failed to timely report nine transactions on Form 4; Simon Orange, our director, inadvertently failed to timely file a Form 3 and to timely report two transactions on Form 4, and Robert J. Post, our director, inadvertently failed to timely file a Form 3 and to timely report one transaction on Form 4.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended February 28, 2017 and February 29, 2016 (Fiscal 2017 and Fiscal 2016, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2017 and 2016, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus		Stock Awards (a)		Option Awards	Non-Equity Inventive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Kerby, CEO and Chairman of the Board (1), (3), (5), (6)	2017	$306,250	$-0-		$-0-		$-0-	$-0-	$-0-	$39,600	$345,850
	2016	$300,000	$-0-		$-0-		$-0-	$-0-	$-0-	$39,600	$339,600

Omar Jimenez, CFO, COO and Director (2), (4)	2017	$231,250	$-0-	(7)	$250,000	(7)	$-0-	$-0-	$-0-	$-0-	$481,250
	2016	$29,167	$-0-		$-0-		$-0-	$-0-	$-0-	$-0-	$29,167

(a)	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(1)	William Kerby is the CEO and Chairman of Monaker Group, Inc. Mr. Kerby has been CEO since the inception of the Company.
(2)	Omar Jimenez was hired as CFO and COO of Monaker Group, Inc. on January 21, 2016.
(3)	William Kerby receives an annual base salary of $300,000.
(4)	Omar Jimenez receives a base salary of $250,000.

61 | Page

(5)	William Kerby receives additional compensation in the form of a Car Allowance in the amount of $1,200 per month.
(6)	William Kerby receives additional compensation in the form of a Merchant Banking Guarantee in the amount of $2,100 per month.
(7)	On April 19, 2017, we issued Omar Jimenez, the Company’s Chief Financial Officer, Chief Operating Officer and director, 100,000 shares of restricted common stock valued at $250,000 or $2.50 per share as bonus compensation for the fiscal year ended February 28, 2017.

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

Omar Jimenez

Omar Jimenez has an employment agreement, dated January 21, 2016, with the Company. Mr. Jimenez is employed as the Chief Financial Officer and Chief Operating Officer of the Company. The employment agreement provides that Mr. Jimenez receives a base salary for such services at an annual rate of $175,000 per year, which was increased in July 2016 to $250,000 per year, and is eligible for cash or common stock bonuses at the discretion of the board of directors. If the agreement is terminated by Mr. Jimenez for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Jimenez’s death or disability, Mr. Jimenez is due two calendar months of severance pay; if the agreement is terminated due to Mr. Jimenez’s disability, Mr. Jimenez, is due compensation through the remainder of the month during which he was terminated. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however that the non-compete shall terminate in the event of a termination of employment by Mr. Jimenez for good reason or a termination by the Company other than for cause or disability.

62 | Page

STOCK OPTION PLAN

None.

DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our non-executive directors during the fiscal year ended February 28, 2017. Our executive directors do not receive compensation for their service on the Board of Directors separate from the compensation they receive as an executive officer of the Company, as described above.

Name	Fiscal Year	Fees Earned	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non Qualified Deferred Comp	All other Compensation	Total

Pat LaVecchia,	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director

Donald P. Monaco,	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director

Doug Checkeris,	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director

Simon Orange,	2017	$50,000	$40,000	$-0-	$-0-	$-0-	$10,000	$100,000
Director

Robert J. Post,	2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
Director

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

63 | Page

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 3, 2017, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

Name	Number of Common Stock Shares (a)	Percent of Common Stock (1)	Number of Series A Preferred Stock Shares (b)	Percent of Series A Preferred Stock (1)	Total Voting Shares	Percent of Total Voting Shares (2)

Name	Number of Common Stock Shares (a)		Percent of Common Stock (1)	Number of Series A Preferred Stock Shares (b)	Percent of Series A Preferred Stock (1)	Total Voting Shares	Percent of Total Voting Shares (2)
Executive Officers and Directors
William Kerby	1,690,069	(3)	13.1%	794,611	42.5%	79,561,947	40.1%
Omar Jimenez	100,000		*	—	—	100,000	*
Donald P. Monaco	3,962,046	(4)	29.1%	1,075,000	57.5%	109,312,066	55.1%
Pat LaVecchia	126,100		1.1%	—	—	126,100	*
Doug Checkeris	100,000		*	—	—	100,000	*
Simon Orange	474,000		4.1%	—	—	474,000	*
Robert J. Post	100,000		*	—	—	100,000	*

All Named Executive Officers and Directors as a Group (7 persons)	6,552,235		42.6%	1,869,611	100.0%	189,774,113	95.5%

5% Stockholders

Common Stock
Mark Wilton	1,790,683	(5)	15.4%	—	—	1,790,683	*
Stephen Romsdahl	692,668	(6)	6.1%	—	—	692,668	*

* Less than 1%

64 | Page

(a) Includes (i) options, warrants and convertible securities exercisable or convertible for common stock, and (ii) shares of common stock issuable upon conversion of preferred stock, which shares are also provided separately in the table above where applicable, each within 60 days of May 3, 2017.

(b) Each share of Series A Preferred Stock votes on a 100-for-1 basis with the common stock on all stockholder matters and is convertible at the option of the holder thereof on a 2-for-1 basis into common stock

(1) Based on 11,344,182 shares of common stock outstanding and 1,869,611 shares of Series A Preferred Stock outstanding.

(2) Based on 198,305,282 total voting shares, which includes 11,344,182 shares voted by the common stock and 186,961,100 shares voted by the Series A Preferred Stock.

(3) William Kerby holds 100,100 shares of common stock individually. Mr. Kerby owns 694,611 shares of Series A Preferred Stock individually and 100,000 shares of Series A Preferred Stock as the owner of In-Room Retail Systems, LLC, which owns 100,000 shares of Series A Preferred Stock.

(4) Donald P. Monaco beneficially owns 1,075,000 shares of Series A Preferred Stock, of which (i) 500,000 shares are beneficially owned by the Donald P. Monaco Insurance Trust (the “Trust”), and (ii) 575,000 shares are beneficially owned by Monaco Investment Partners II, LP (“MI Partners”). Mr. Monaco also beneficially owns 1,712,046 shares of common stock of the Company of which (i) 906,292 shares are beneficially owned by the Trust, and (ii) 805,754 shares are beneficially owned by MI Partners. Mr. Monaco also beneficially owns warrants to purchase 100,000 shares of common stock of the Company owned by MI Partners. Mr. Monaco is the managing general partner of MI Partners and trustee of the Trust. Mr. Monaco disclaims beneficial ownership of all shares held by the Trust and MI Partners in excess of his pecuniary interest, if any.

(5) Address: 1314 E. Las Olas Blvd Apt #45, Fort Lauderdale, FL 33301.

(6) Address: 40739 690th Ave, Saint James, MN 56081.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” or “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” – “Recent Issuances of Unregistered Securities”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence”, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2016, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2017 and 2016, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

65 | Page

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

On November 13, 2015, Doug Checkeris, Director of the Company, converted 50,000 shares, at $5.00 per share, of Series C Preferred Stock and was issued 100,000 shares of restricted common stock.

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

On March 15, 2016, Stephen Romsdahl, a greater than 5% shareholder of the Company, subscribed for $120,000 of units (48,000 total units) in our offering of up to $400,000 of units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.25 per share.

66 | Page

On March 17, 2016, Mark Wilton, a greater than 5% shareholder of the Company, subscribed for $60,000 of units (24,000 total units) in our offering of up to $400,000 units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.25 per share.

On May 3, 2016, Monaco Investment Partners II, L.P, of which Donald Monaco is the managing general partner and a Director of the Company, exercised warrants to purchase 200,000 shares of common stock at an exercise price of $1.50 per share.

On June 1, 2016, the Company received $90,000 in proceeds from Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 60,000 common shares in connection with a partial warrant exercise for $1.50 per share.

On June 2, 2016, the Company borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note”) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note may be prepaid in whole or in part at any time, without penalty or premium. On June 24, 2016, we repaid this Note.

Messrs. Donald P. Monaco, Pat LaVecchia, Douglas Checkeris and William Kerby who represented all of the members of the Board of Directors of Monaker resigned as directors of RealBiz effective Monday April 11, 2016.

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

On November 20, 2015, the Company entered into two exchange agreements (the “Exchange”) in which it exchanged an aggregate of $1,330,115 of the Company’s convertible promissory notes and accrued interest (the “Notes”) for an aggregate of 532,046 shares of the Company’s common stock (calculated at $2.50 per share of common stock for the Notes). The exchanged Notes consisted of the following: (i) $764,384 of Notes were exchanged by Monaco Investment Partners II, LP (“Monaco Investments”) for 305,754 shares of common stock; and (ii) $565,731 of Notes were exchanged by the Trust for 226,292 shares of common stock. Donald P. Monaco, a member of our Board of Directors, is the managing general partner of Monaco Investments and the trustee of the Trust.

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

On July 8, 2016, Stephen Romsdahl, a greater than 5% shareholder of the Company, exercised warrants to purchase 96,000 shares of common stock which had an exercise price of $0.25 per share for an aggregate of $24,000.

67 | Page

On August 23, 2016, Pat LaVecchia, our director, converted 1,000 shares of Series D Preferred Stock into shares of common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock, provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 2,000 shares of common stock at $2.50 per share, valued at $5,000.

Effective September 8, 2016, the Company sold 138,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock (the “Units”), to Charcoal Investments Ltd. (“Charcoal”), which entity is owned by Simon Orange, who became a member of the Board of Directors of the Company on January 5, 2017, in consideration for $345,000 or $2.50 per unit. The warrants were evidenced by a Warrant to Purchase Common Stock (the “Charcoal Warrants”), had an exercise price of $2.50 per share and an expiration date of September 7, 2017.

Also on September 8, 2016, the Company entered into a consulting agreement with Mr. Orange, pursuant to which Mr. Orange agreed to provide the Company consulting services by aiding the Company in financial, organizational and developmental advice during a twelve month period. In connection with assisting with a $750,000 private offering of units (pursuant to which Charcoal subscribed for units as described above), Mr. Orange received compensation consisting of cash, shares and warrants.

On October 26, 2016, Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and a Director of the Company, exercised warrants to purchase 280,000 shares of common stock with an exercise price of $1.50 per share.

On November 4, 2016, Mark Wilton, a greater than 5% shareholder of the Company, was issued 114,770 shares of restricted common stock pursuant to a subscription agreement for $99,800 in proceeds.

On December 1, 2016, Stephen Romsdahl, a greater than 5% shareholder of the Company, exercised warrants to purchase 85,000 shares of common stock which had an exercise price of $0.50 per share.

On December 20, 2016, we borrowed $37,500 from In Room Retail, which was evidenced by a Promissory Note (“Note”) in the principal amount of $37,500, which accrued interest at the rate of 6% per annum. William Kerby, our Chairman and Chief Executive Officer, is the managing member of In Room Retail.

On January 26, 2017, the Company, Mr. Orange, a director, and Charcoal, agreed to reduce the exercise price of the 158,000 warrants to purchase shares of common stock (the “Warrants”) to $2.00 per share and Mr. Orange and Charcoal exercised all of the Warrants in consideration for an aggregate of $316,000, and the Company issued Mr. Orange 20,000 shares of restricted common stock and Charcoal 138,000 shares of restricted common stock, in connection with such exercise. In consideration for agreeing to exercise the Warrants, the Company granted Mr. Orange warrants to purchase 20,000 shares of the Company’s common stock and Charcoal warrants to purchase 138,000 shares of common stock, each with an exercise price of $2.00 per share and an expiration date of January 25, 2020.

From February 6, 2017 to March 10, 2017, the Company raised $1,550,000 from the sale of 775,000 units, each consisting of one share of restricted common stock and one warrant to purchase one share of common stock (the “Units”), to fourteen accredited investors in a private offering, at $2 per Unit. Investors in the offering included an entity owned by Donald P. Monaco, the Company’s director (100,000 Units for $200,000), and Robert J. Post, the Company’s director (50,000 Units for $100,000). The warrants have an exercise price of $2.00 per share and a term of three years, and include no cashless exercise rights.

Dividends in arrears on the outstanding Series A Preferred Stock shares (which are beneficially owned by Donald P. Monaco, our director and William Kerby, our CEO and Chairman) total $1,025,233 and $838,272 as of February 28, 2017 and February 29, 2016, respectively.

On April 19, 2017, we issued 100,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and an executive of the Company, valued at $250,000, as a fiscal year-ended February 28, 2017 employee bonus.

68 | Page

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

The Board has affirmatively determined that each of Mr. Pat LaVecchia, Mr. Doug Checkeris, Mr. Robert Post and Mr. Simon Orange are independent.

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

Item 14.  Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant for our audit of annual consolidated financial statements and review of consolidated financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

February 28, 2017	$30,000
February 28, 2016	$42,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

February 28, 2017	$39,000
February 28, 2016	$35,000

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

February 28, 2017	$0
February 28, 2016	$2,500

69 | Page

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in paragraphs (1), (2), and (3) was:

February 28, 2017	$0
February 28, 2016	$0

70 | Page

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The information required by this Section (a) (3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

71 | Page

F-1 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monaker Group, Inc.

We have audited the accompanying consolidated balance sheets of Monaker Group, Inc. (formerly known as Next I Interactive, Inc.) and its subsidiaries (the “Company”) as of February 28, 2017 and February 29, 2016 and the related consolidated statements of operations, statement of stockholders’ deficit, and cash flows for the years ended February 28, 2017 and February 29, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monaker Group, Inc. (formerly known as Next 1 Interactive, Inc.) and subsidiaries at February 28, 2017 and February 29, 2016 and the results of their operations and their cash flows for the years ended February 28, 2017 and February 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company’s accumulated deficit and limited financial resources raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd. LLP

Houston, TX

May 4, 2017

F-2 | Page

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2017	February 29, 2016

Assets
Current Assets
Cash	$1,007,065	$137,944
Notes receivable	750,000	15,000
Prepaid expenses and other current assets	42,894	50,848
Security deposits	15,000	13,206
Total current assets	1,814,959	216,998

Website development costs and intangible assets, net	772,069	2,625,086
Investment in unconsolidated affiliate	—	56,000
Total assets	$2,587,028	$2,898,084

Liabilities and Stockholders’ Deficit
Current Liabilities
Convertible promissory notes, related parties	$1,409,326	$1,409,326
Convertible promissory notes	—	249,582
Line of credit	1,193,000	—
Notes payable - related party	—	15,919
Accounts payable and accrued expenses	262,493	588,513
Other current liabilities	153,648	60,570
Notes payable - current portion	—	711,784
Total current liabilities	3,018,467	3,035,694

Total liabilities	3,018,467	3,035,694

Commitments and Contingencies

Stockholders’ Deficit
Series A Convertible Preferred stock, $.01 par value; 3,000,000 authorized; and 1,869,611 and 1,869,611 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	18,696	18,696
Series B Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 125,200 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	—	1
Series C Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 13,100 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	—	—
Series D Convertible Preferred stock, $.00001 par value; 3,000,000 authorized; 0 and 132,156 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	—	2
Common stock, $.00001 par value; 500,000,000 shares authorized; 11,133,938 and 6,686,540 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	111	67
Additional paid-in-capital	100,209,386	92,925,589
Accumulated deficit	(100,659,632)	(93,562,357)
Total Monaker Group, Inc. stockholders’ deficit	(431,439)	(618,002)
Non-controlling interest	—	480,392
Total stockholders’ deficit	(431,439)	(137,610)
Total liabilities and stockholders’ deficit	$2,587,028	$2,898,084

The accompanying notes are an integral part of these consolidated financial statements.

F-3 | Page

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended

	February 28, 2017	February 29, 2016

Revenues
Travel and commission revenues	$400,277	$544,658
Total revenues	400,277	544,658

Operating expenses
General and administrative	5,012,505	1,972,016
Salaries and benefits	1,539,112	1,807,212
Cost of revenues	359,239	217,302
Technology and development	244,484	54,846
Selling and promotions expense	176,715	21,924
Total operating expenses	7,332,055	4,073,300

Operating loss	(6,931,778)	(3,528,642)

Other income (expense)
Gain on extinguishment of debt	97,942	—
Gain on sales of investments	66,011	—
Interest expense	(248,200)	(384,899)
Loss from legal settlement	(81,832)	(125,000)
Gain on sale of subsidiary	—	1,082,930
Gain on change in fair value of derivatives	—	287,149
Loss on inducement to convert preferred stock	—	(1,392,666)
Loss on settlement of debt	—	(478,956)
Other income (expense)	582	(10,400)
Total other income (expense)	(165,497)	(1,021,842)

Net loss	$(7,097,275)	$(4,550,484)

Weighted average number of common shares outstanding
Basic	8,611,455	2,913,266
Diluted	8,611,455	2,913,266

Basic net loss per share	$(0.82)	$(1.56)

Diluted net loss per share	$(0.82)	$(1.56)

The accompanying notes are an integral part of these consolidated financial statements.

F-4 | Page

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended

	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net loss	$(7,097,275)	$(4,550,484)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,779,820	164,615
Stock based compensation and consulting fees	2,165,579	1,019,384
Gain on sales of investments	(66,011)	—
(Gain) loss on settlement of debt	(97,942)	478,956
Loss on inducement to convert preferred stock	—	1,392,666
Gain on sale of subsidiary	—	(1,082,930)
Gain on change in fair value of derivatives	—	(287,149)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	7,954	17,311
Decrease in accounts payable and accrued expenses	(316,609)	(8,131)
Decrease in other current liabilities	(111,625)	(147,180)
Increase in security deposits	(1,794)	—
Dividends receivable RBIZ Preferred Series A	—	881,587

Net cash used in operating activities	(3,737,903)	(2,121,355)

Cash flows from investing activities:
Payments related to website development costs	(685,414)	(112,466)
Investment in Name Your Fee, LLC	—	80,392
Net cash used in investing activities	(685,414)	(32,074)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,002,797	2,144,722
Proceeds from exercise of common stock warrants	1,327,142	—
Proceeds from line of credit, net	1,193,000	—
Proceeds from shareholder loans	153,500	15,919
Payments on convertible promissory notes	(214,582)	(128,000)
Payment on shareholder loans	(169,419)	—
Proceeds from issuance of series C preferred shares	—	27,500
Proceeds from collection of stock subscription receivable	—	5,000
Proceeds from sales of subsidiaries	—	20
Stock split	—	(200)
Net cash provided by financing activities	5,292,438	2,064,961

Net (decrease) increase in cash	869,121	(88,468)

Cash at beginning of period	137,944	226,412

Cash at end of period	1,007,065	137,944

Supplemental disclosure:
Cash paid for interest	252,396	215,823
Cash paid for taxes	—	—

Supplemental disclosure of non-cash investing and financing activity:
Note payable and accrued interest converted to common stock	$575,373	$—
Common stock issued for investment	$123,947	$56,000
Shares/Warrants issued for conversion of debt to equity	$75,000	$5,768,494
Settlement of accrued interest with stock	$14,000	$—
Common stock for assets	$—	$1,188,001
Series D Preferred for assets	$—	$400,000
Preferred stock converted into common stock	$—	$150

The accompanying notes are an integral part of these consolidated financial statements.

F-5 | Page

Monaker Group, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Stock	Stock Sub	Common Stock		Additional Paid-in	Accumulated	Non- Controlling	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Rec	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balances, February 28, 2015	2,216,014	$22,160	262,200	$3	217,600	$2	838,800	$8	$—	$(5,000)	21,108,347	$211	$78,228,898	$(89,011,873)	$—	$(10,765,591)
	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock issued for cash	—	—	—	—	—	—	—	—	—	—	1,102,000	11	2,144,711	—	—	2,144,722
Preferred Series C issued for cash	—	—	—	—	48,500	—	—	—	—	—	—	—	27,500	—	—	27,500
Proceeds - Series D Subscribed	—	—	—	—	—	—	35,000	—	—	—	—	—	—	—	—	—
Preferred Series D issued for investment in Name Your Fee	—	—	—	—	—	—	100,000	1	—	—	—	—	499,999	—	480,392	980,392
Preferred Series D issued for assets	—	—	—	—	—	—	60,000	1	—	—	—	—	399,999	—	—	400,000
Common stock issued for acquisition	—	—	—	—	—	—	—	—	—	—	455,000	5	1,187,996	—	—	1,188,001
Stock based compensation	—	—	30,000	—	—	—	—	—	—	—	189,000	2	1,019,382	—	—	1,019,384
Common stock issued for assets	—	—	—	—	—	—	—	—	—	—	100,000	1	55,999	—	—	56,000
Shares converted to common stock - inducement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series A	(15,000)	(150)	—	—	—	—	—	—	—	—	30,000	—	150	—	—	—
Series B	—	—	(147,000)	(2)	—	—	—	—	—	—	18,000	—	108,602	—	—	108,600
Series C	—	—	—	—	(203,000)	(2)	—	—	—	—	406,000	4	281,214	—	—	281,216
Series D	—	—	—	—	—	—	(731,944)	(7)	—	—	1,355,000	14	829,673	—	—	829,680
Shares issued for conversion of debt to common stock including inducement	—	—	—	—	—	—	—	—	—	—	2,700,000	27	8,138,151	—	—	8,138,178
Preferred shares converted to RealBiz Media Group, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series A	(331,403)	(3,314)	—	—	—	—	—	—	—	—	—	—	3,314	—	—	—
Series B	—	—	(20,000)	—	—	—	—	—	—	—	—	—	—	—	—	—
Series C	—	—	—	—	(23,000)	—	—	—	—	—	—	—	—	—	—	—
Series D	—	—	—	—	—	—	(112,100)	(1)	—	—	—	—	1	—	—	—
Preferred Series retirement/cancel	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series C	—	—	—	—	(27,000)	—	—	—	—	—	—	—	—	—	—	—
Series D	—	—	—	—	—	—	(58,600)	—	—	—	—	—	—	—	—	—
Shares issued from current year subscriptions	—	—	—	—	—	—	1,000	—	—	5,000	—	—	—	—	—	5,000
Effect of stock split	—	—	—	—	—	—	—	—	—	—	(20,776,807)	(208)	—	—	—	(208)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,550,484)	—	(4,550,484)
Balances, February 29, 2016	1,869,611	$18,696	125,200	$1	13,100	$—	132,156	$1	$—	$—	6,686,540	$67	$92,925,589	$(93,562,357)	$480,392	$(137,610)
	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Common stock & warrants issued for cash	—	—	—	—	—	—	—	—	—	—	2,826,365	28	4,329,911	—	—	4,329,939
Stock issued for compensation	—	—	—	—	—	—	—	—	—	—	800,844	8	2,165,570	—	—	2,165,578
Shares issued for Debt Retirement Principal and Int.	—	—	—	—	—	—	—	—	—	—	347,720	3	664,370	—	—	664,373
Preferred shares converted to Monaker Group Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series B	—	—	(110,200)	(1)	—	—	—	—	—	—	220,400	2	(1)	—	—	—
Series C	—	—	—	—	(13,100)	—	—	—	—	—	26,000	—	—	—	—	—
Series D	—	—	—	—	—	—	(110,156)	(1)	—	—	198,312	2	(1)	—	—	—
Preferred shares converted to RealBiz Media Group, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series A	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series B	—	—	(15,000)	—	—	—	—	—	—	—	—	—	—	—	—	—
Series C	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series D	—	—	—	—	—	—	(22,000)	—	—	—	—	—	—	—	—	—
Retired Common Shares due to Agmt Termination	—	—	—	—	—	—	—	—	—	—	(51,822)	—	—	—	—	—

Common stock issued for assets - Acq’s Vac Homes	—	—	—	—	—	—	—	—	—	—	79,579	1	123,948	—	—	123,949
Sale of Name Your Fee, LLC	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(480,392)	(480,392)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,097,275)	—	(7,097,275)
Balances, February 28, 2017	1,869,611	$18,696	—	$—	—	$—	—	$—	$—	$—	11,133,938	$111	$100,209,386	$(100,659,632)	$—	$(431,439)

The accompanying notes are an integral part of these consolidated financial statements.

F-6 | Page

Note 1 – Description of Business

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. As an added feature to our ALR offerings, we also provide access to airline, car rental, hotel and activities products along with concierge tours and activities, at the destinations, that are catered to the traveler through our Maupintour products.

We provide a vacation rental platform with auxiliary services so travelers can purchase vacations through one site; our NextTrip.com, Maupintour.com or EXVG.com (or through distributors the Company provides ALRs to) while providing inquiries and bookings to property owners and managers. NextTrip serves three major constituents: (1) property owners and managers, (2) travelers, and (3) other distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential net rate for each booking and, in return, their properties are listed for free as an available ALR on NextTrip.com (as well as other distributors who the Company has provided ALRs to). Travelers visit NextTrip.com (as well as other distributors who the Company has provided ALRs to) and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

Monaker is a technology driven travel and logistics company with ALR products as its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as other distributors who Monaker has provided ALRs to. Monaker’s services include critical elements such as technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. Monaker has video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

Summary

Monaker sells travel services to leisure and corporate customers around the world. The primary focus is on providing ALR options as well as providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details; this content information is the product of proprietary video-centered technology that allows the Company to create targeted travel videos from its film libraries. In April 2017, the Company introduced its new Travel Platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a combination of proprietary and licensed technology (described below) that connects and searches large travel suppliers of alternative lodging inventories to present to consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

The Company sells its travel services through various distribution channels. The primary distribution channel will be providing real-time bookable ALRs other distributors (such as other travel companies’ websites and networks of third-party travel agents) who will sell the ALRs to their customers. The second distribution channel is through its own website at NextTrip.com and the NextTrip mobile application (“app”) as well as EXVG.com. The third distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings of Maupintour.

F-7 | Page

Monaker’s core holdings include NextTrip.com, Maupintour.com and EXVG.com. NextTrip.com is the primary website, where travel services and products are booked. The travel services and products include ALRs, tours, activities/attractions, airline, hotel, and car rentals. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com is the website where ALRs, that are not real-time bookable, will be promoted.

Additional holdings include a 27% interest in RealBiz Media Group, Inc. (“RealBiz”) which was deconsolidated on October 31, 2014 and written off as of February 29, 2016 as an unrealizable investment.

On October 31, 2014, RealBiz Media Group, Inc. (RealBiz) was deconsolidated from the Company as the interest in RealBiz had fallen from 61% to 43% and as of February 28, 2017 the interest in RealBiz was at approximately 27% which is represented by 44,470,101 RealBiz Preferred Series A Shares and 10,359,890 shares of RealBiz common stock. In addition, the Company is owed in excess of $11.2 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefits and services provided by Monaker on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) as of February 28, 2017 and February 29, 2016 to reflect the realizable value of this investment and asset. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated.

On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares.

The Company is a Nevada corporation headquartered in Weston, Florida.

Products and Services

Monaker’s main focus is marketing alternative lodging rental (ALR) options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home unit owners and managers as well as owners, developers and managers of timeshare resort units that are made available to consumers and other travel portals (distributors) for nightly or extended stays. In addition, we augment our product offering to travelers by arranging for activities and tours through our subsidiary website Maupintour. Therefore, not only is a traveler identifying a destination and the lodging at the destination but we can provide options of activities to engage in while at the destination. Lastly, we provide the means for making arrangements for the airline tickets and car rentals if desired and, if the traveler does not subscribe to the ALR accommodations, hotel rooms can also be selected. Therefore, Monaker, through NextTrip, offers travelers the complete travel package made easy or… Travel Made EasyTM

Products and Services For Property Owners And Managers

Performance-based listing. Performance-based listings allow property owners and managers to list a property with no initial upfront fees and receive the negotiated preferential net rate on traveler bookings generated on our websites.

Listings that are real-time online bookable properties are managed by the property owner or manager through an application program interface (API) which provides real-time updates to each property and immediately notifies the property owner or manager of all information regarding bookings, modifications to bookings and cancellations of bookings. Information such as content, descriptions and images are provided to us through that API.

Listings that are request-accept are properties that require communication and approval from the property owner or manager (hence request-accept), are not managed through an API (as discussed above). We provide a set of tools for the property owner or manager which enables them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing provides travelers the ability to use email or other methods to contact property owners and managers.

F-8 | Page

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

Redistribution of Listings. We make selected, online bookable properties available to online travel agencies as well as channel partners. These properties have a listing on one of our websites. We are compensated for these services by receiving a negotiated net rate for each booking.

Products and Services for Travelers

Search Tools and Ability to Compare.  Our online marketplace NextTrip.com provides travelers with tools to search for and filter several travel products including air, car, accommodations (including ALRs) and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords.

Traveler Login.  Travelers are able to create accounts on the NextTrip.com website that enable them to share their travel experiences and share advice through the social media component (Discover) of the website. Videos and pictures as well as travel articles and blogs can be accessed through Discover. They can also benefit from other features such as the ability to save lists of favorite properties and send them to family and friends.

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

Communication.  Travelers who have created an account on our website receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter is available to any traveler who agrees to receive it and offers introductions to new destinations and vacation rentals, as well as tips and useful information when staying in vacation rentals.

Mobile Websites and Applications.  We provide versions of our websites formatted for web browsers on smart-phones and tablets so that property owners, managers and travelers can access our websites and tools from mobile devices.

Note 2 - Summary of Significant Accounting Policies

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

F-9 | Page

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at February 28, 2017 and February 29, 2016.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company did not have accounts receivable, therefore did not have an allowance for doubtful accounts as of February 28, 2017 and February 29, 2016.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated using the straight-line method based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. After the deconsolidation with RealBiz on October 31, 2014, the Company does not own property and equipment. The Company incurred depreciation expense of $ -0- and $-0- for the years ended February 28, 2017 and February 29, 2016, respectively.

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended February 28, 2017 and February 29, 2016, the Company did not record impairment losses on any of its property and equipment.

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

F-10 | Page

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the year ended February 28, 2017, all software has been placed in service and all costs associated with the software development have been expensed.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the years ended February 28, 2017 and February 29, 2016. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,779,820 and $164,615 during the years ended February 28, 2017 and February 29, 2016, respectively.

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

F-11 | Page

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to determine the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

Based upon ASC 815-25 the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Reclassification

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. The reclassifications have no impact on net loss.

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. On June 25, 2015, we effected a 1:50 reverse stock-split of all of our outstanding shares of common stock.

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

Revenue for customer travel packages purchased directly from the Company are recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

We generate our revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world as well as from customers for online advertising services related to the listing of their properties for rent, primarily on a subscription basis, over a fixed-term. We also generate revenue from commissions on bookings or traveler inquiries on our performance-based listings. Additional revenues are derived from the sales of and ancillary products and services.

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

F-12 | Page

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, salary expenses associated with sales and marketing staff, expenses related to our participation in industry conferences, and public relations expenses.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2017 and February 29, 2016, was $176,715 and $21,924, respectively.

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

F-13 | Page

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2017, the Company’s income tax returns for tax years ending February 29, 2016 and February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments (see Note 14– Fair Value Measurements).

F-14 | Page

Going Concern

As of February 28, 2017, and February 29, 2016, the Company had an accumulated deficit of $100,659,632 and $93,562,357, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 28, 2017, we had $3,018,467 of current liabilities. These conditions raise substantial doubt of our ability to continue as a going concern. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Management’s plans with regard to this going concern are as follows: the Company will continue to raise funds with third parties by way of a public or private offering, and management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, and permits early adoption a year earlier, after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

F-15 | Page

Note 3 – Notes Receivable

On December 22, 2014, the Company advanced $15,000 to a non-related third party debtor and signed a one year, six percent (6%) promissory note in the amount of $15,000. The entire principal balance of this note was rolled into and became part of the consideration paid for the purchase of the Company’s 51% membership interest in Name Your Fee, LLC, including approximately $1,000,000 in intangible assets. The Company’s interest in Name Your Fee, LLC was sold on May 16, 2016, to the same non-related third party, for cancellation of $45,000 in notes (including the $15,000 note described above) and a promissory note in the amount of $750,000 (see also Note 5).

Note 4 – Investment in Equity Instruments and Deconsolidation

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. At February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 27% ownership of RealBiz. This interest, along with a net receivable balance due, has been written down to zero ($0) as of February 28, 2017 and February 29, 2016 to reflect the realizable value of this investment and asset. On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. On January 18, 2017 RealBiz cancelled all shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares.

Note 5 – Acquisitions and Dispositions

On October 26, 2015, the Company entered into a Plan of Merger Agreement with Always on Vacation, Inc. involving a merger of the Company’s then wholly-owned subsidiary AOV Holding, Inc. (“AOV”) and Always On Vacation, Inc. which involved issuing 383,230 shares of AOV common stock to the stockholders of Always On Vacation, Inc., effectively cancelling each share of capital stock of Always on Vacation, Inc. As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e. contracts, domains, trademark and platform) owned by Always On Vacation, Inc. were assigned to Monaker. On January 23, 2016, the interest in Always On Vacation, Inc. (a media company) was sold through a Stock Purchase Agreement to an unrelated third party for $10, plus such third party’s assumption of liabilities of Always On Vacation, Inc. As of February 28, 2017, the value of the contracts, domains, trademark and platform were fully amortized.

F-16 | Page

On November 25, 2015, the Company entered into an agreement titled “The Intellectual Property License to Corporation by Licensor Agreement” with CJ Software, Inc. for an internet-based, real-time specialty booking engine developed to consolidate unused timeshare, fractional, and other specialty lodging rooms to be booked for nightly stays. The agreement provided for CJ Software, Inc. to be paid $180,000 by way of the issuance of 45,000 shares of the Company’s common stock valued at $4.00 per share, once this software/platform was fully operational, as a one-time lease payment for a perpetual, unrestricted, non-exclusive, worldwide, royalty free license to use the software. In addition, the Company was to employ one of its employees as an employee of Monaker and another as a consultant. This Agreement was terminated on December 1, 2016 and no shares were issued.

As part of the sale of businesses and assets unrelated to the core travel sector, on January 22, 2016, the intellectual property related to the travel sector (i.e., the NextTrip.com platform, Maupintour.com platform and Home & Away Club portal) owned by the Company’s television media entity (Next 1 Network, Inc.) were assigned to Monaker. The television media entity (Next 1 Network, Inc.) was sold pursuant to a Stock Purchase Agreement dated January 23, 2016 to an unrelated third party for $10 plus its assumption of liabilities of Next 1 Network, Inc.

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

On August 31, 2016, the Company entered into a Marketing and Stock Exchange Agreement with Recruiter.com, Inc. whereby the Company issued to Recruiter.com, Inc., 75,000 shares of the Company’s restricted common stock valued at $1.50 per share, for a total of $112,500, in exchange for 2,220 shares of common stock of Recruiter.com, Inc.  The acquisition of the 2,200 shares of common stock of Recruiter.com, Inc. was written off to its realizable value of $0 as of February 28, 2017.  Also, an additional 75,000 shares of the Company’s restricted common stock valued at $1.50 per share, for a total of $112,500, were issued for advertising and marketing services to be performed by Recruiter.com, Inc. over the next 12 months, pursuant to the terms of the agreement. The entire $112,500 was expensed during the year ended February 28, 2017.

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 28, 2017 and February 29, 2016:

	February 28, 2017
			Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Website platform	1.0 years	$400,000	$400,000	$—
Contracts, domains, customer lists	2.0 years	1,199,447	1,199,447	—
Website platform	3.0 years	37,657	37,657	—
Website development costs	2.0 years	181,730	181,730	—
Website development costs (not placed in service)	3.0 years	770,482	2,363	768,119
Web platform	4.0 years	598,099	598,099	—
Trademark	Indefinite	3,950	—	3,950
		$3,191,365	$2,419,296	$772,069

During the year ended February 28, 2017, the Company incurred $3,950 in fees to register its trademark and $685,414 of additional website development costs for the NextTrip.com and EXVG.com websites; these sites have not been placed in service as of February 28, 2017 and are capitalized. The Company also incurred an additional $11,447 related to the contracts, domains and customers. It was determined that the term of the contracts have effectively expired and the customer lists as well as the domains are of no value; therefore the contracts, domains and customer lists have been fully amortized. Also the website platform form StingyTravel.com has been determined to be of no value and has been fully amortized.

F-17 | Page

	February 29, 2016
			Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Website platform	1.0 years	$400,000	$—	$400,000
Contracts, domains, customer lists	2.0 years	1,188,000	—	1,188,000
Website platform	3.0 years	37,657	37,657	—
Website development costs	2.0 years	181,730	65,624	116,106
Website development costs (not placed in service)	3.0 years	85,068	2,363	82,705
Web platform	4.0 years	598,099	598,099	—
Software development (not placed in service)	3.0 years	915,392	77,117	838,275
		$3,405,946	$780,860	$2,625,086

During the year ended February 29, 2016, the Company acquired the contracts, domains and customers of Always On Vacation, Inc. as well as the website platform form StingyTravel.com. These assets were placed in service on January 23, 2016 and were being amortized over a three year period.

This capitalization of these costs fall within the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $1,779,820 and $164,615 for the years ended February 28, 2017 and February 29, 2016, respectively.

Note 7 – Convertible Promissory Notes

The Company has a convertible promissory note, with an interest rate of 6% per annum, maturing December 1, 2017 and with a fixed conversion rate of $5.00 per share. During the years ended February 28, 2017 and February 29, 2016, the Company recognized interest expense of $248,200 and $384,899, respectively.

The table below summarizes the convertible promissory notes as of February 28, 2017.

	February 28, 2017
	Non Related Party	Related Party	Total
Principal
Beginning balance	$249,582	$1,409,326	$1.658.908
Additions:	—	—	—
	249,582	1,409,326	1,658,908
Subtractions:
Payments to note holder	249,582	—	249,582

Ending balance	$—	$1,409,326	$1,409,326

Carrying Value
Total convertible promissory notes	$—	$1,409,326	$1,409,326
Adjustments	—	—	—
Carrying value	$—	$1,409,326	$1,409,326
Principal past due and in default	$—	$—	$—

F-18 | Page

The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts. During the years ended February 28, 2017 and February 29, 2016, the Company recorded debt discount amortization expense as interest expense in the amount of $-0- and $-0-, respectively.

Mr. Mark Wilton is a greater than 5% shareholder and is treated as a related party. The classification of the convertible promissory note changed from non-related party to related party in the amount of $1,409,326 during the year ended February 28, 2017.

The table below summarizes the convertible promissory notes as of February 29, 2016.

	February 29, 2016
	Non Related Party	Related Party	Total
Principal
Beginning balance	$756,683	$7,096,703	$7,853,386
Additions:	—	—	—
	756,683	7,096,703	7,853,386
Subtractions:
Conversion to common shares	194,584	5,587,377	5,781,961
Payments to note holder	28,000	100,000	128,000
Entity sold	284,517	—	284,517
	507,101	5,687,377	6,194,478
Ending balance	$249,582	$1,409,326	$1,658,908

Carrying Value
Total convertible promissory notes	$249,582	$1,409,326	$1,658,908
Adjustments	—	—	—
Carrying value	$249,582	$1,409,326	$1,658,908
Principal past due and in default	$249,582	$—	$249,582

During the year ended February 29, 2016, the Company:

●	Issued 276,747 shares of common stock upon conversion of $194,584 of principal held by a note holder.

F-19 | Page

●	Issued 1,902,046 shares of common stock upon conversion of $5,637,377 of principal held by entities of Donald Monaco, a director of the Company, and Mr. Mark Wilton.

● ●

On January 23, 2016, the Company sold its subsidiary Next 1 Network, Inc. and $284,517 of promissory notes were included in this sale.

The Company paid $28,000 towards the principal held by a noteholder and $100,000 towards the principal held by an entity of Donald Monaco, a director of the Company.

Note 8 – Notes Payable

The following table sets forth the notes payable as of February 28, 2017 and February 29, 2016:

	Principal
	February 28, 2017	February 29, 2016
On September 6, 2011, the Company extended a note in the amount of $785,000, then in default, until February 1, 2013. Beginning on October 1, 2011, the Company was obligated to make payments of $50,000 due on the first day of each month. The first $185,000 in payments was to be in cash and the remaining $600,000 was to be made in cash or common stock. On February 15, 2012, the note-holder assigned $225,000 of its $785,000 outstanding promissory note to a non-related third party investor and the Company issued a new convertible promissory note for the same value. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by the purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company has assumed this note related to the sold entity and settled the outstanding debt on November 16, 2016, through the issuance of 255,041 shares of the Company’s common stock at $2.25 per share for the principal plus 680 shares of the Company’s common stock at $2.25 per share for the accrued interest.	$—	$573,842

On August 16, 2004, the Company entered into a promissory note with an unrelated third party in the amount of $500,000. The note bears interest at 7% per year, matured in March 2011 and was payable in quarterly installments of $25,000. As part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and this promissory note was not assumed by purchaser as part of the Stock Purchase Agreement dated January 23, 2016. The Company assumed this note related to the sold entity on June 24, 2016 and this promissory note was settled with full release for the amount of $40,000.	—	137,942

	$—	$711,784

Interest charged to operations relating to the above notes was $27,353 and $2,407, respectively for the years ended February 28, 2017 and February 29, 2016.  The Company has accrued interest as of February 28, 2017 and February 29, 2016 of $-0- and $162,521, respectively.

On January 23, 2016, as part of the sale of businesses and assets unrelated to the core travel sector, the television media entity (Next 1 Network, Inc.) was sold and these promissory notes (amounting to $711,784) were not assumed by the purchaser as part of the Stock Purchase Agreement dated January 23, 2016.

F-20 | Page

The Company assumed these notes that were in default related to the sold entity and negotiated a settlement of the assumed above-noted notes as of February 28, 2017.

Note 9 – Line of Credit and Other Notes Payable

The following table sets forth the line of credit and other notes payable as of February 28, 2017 and February 29, 2016:

	Principal
	February 28, 2017	February 29, 2016
Line of credit:

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are due on June 15, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all terms of the revolving line of credit remain unchanged.	$1,193,000	$—

Related parties:

The Company has a demand loan with a stated interest rate of 6% per annum, due for funds received from In Room Retail, Inc. which is owned by William Kerby, CEO and Chairman of the Company. This loan was repaid in cash on November 4, 2016.	$—	15,919

	$1,193,000	$15,919

Interest charged to operations relating to these notes was $29,822 and $2,100, respectively for the years ended February 29, 2016 and February 28, 2015.   The Company has accrued interest as of February 28, 2017 and February 29, 2016 of $-0- and $-0-, respectively.

Note 10 - Due to/from affiliates

Through October 2015, the Company received and/or made advances to/from its unconsolidated affiliated Company, RealBiz Media Group, Inc. resulting in a net receivable due from RealBiz in excess of $11.2 million. At February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, representing 27% ownership of RealBiz. The equity interest, along with a net receivable balance due from the above-mentioned transactions, has been written down to zero ($0) as of February 28, 2017 and February 29, 2016 to reflect the realizable value of this investment and asset.

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

F-21 | Page

On August 26, 2016, we converted all of our outstanding Series B (110,200 shares), Series C (13,100 shares) and Series D (110,156 shares) Preferred Stock, into an aggregate of 444,712 shares of our common stock, pursuant to certain special conversion terms offered in connection therewith and the mandatory conversion terms thereof.

Additionally, stockholders holding 15,000 shares of our Series B Convertible Preferred Stock and 22,000 shares of our Series D Convertible Preferred Stock requested the conversion of such shares into 2,233,260 shares of RealBiz common stock. Pursuant to the customary practice of the Company and RealBiz, the Company first requested that RealBiz’s transfer agent convert shares of RealBiz Preferred A owned by the Company, into RealBiz common stock as provided by the designation of the RealBiz preferred stock. This request was denied by RealBiz and RealBiz’s transfer agent. The Company then requested that the Company’s transfer agent cancel the converted shares and that RealBiz’s transfer agent which is also Monaker’s transfer agent (American Stock Transfer) transfer shares of common stock of RealBiz held by the Company to such shareholders to satisfy the conversion obligations. To date, RealBiz has refused to recognize or effect the transfers. The Company has provided to RealBiz and American Stock Transfer all necessary documents and affidavits to execute the transfer. The Preferred Stock Series B and D shares related to the conversion into RealBiz common shares have been retired and the number of shares of investment in RealBiz common stock have been reduced by 2,233,260 shares. On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. On January 18, 2017 RealBiz cancelled all shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares.

All Preferred Stock Series B, C and D shares have been retired. The Series A Preferred Stock have not been retired and William Kerby, our Chief Executive Officer and Chairman, beneficially owns 794,611 shares (or 43% of the outstanding Preferred Stock Series A shares) and Donald Monaco, our Director, beneficially owns 1,075,000 shares (or 57% of the outstanding Series A Preferred Stock shares).

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

F-22 | Page

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

During the year ended February 28, 2017, there were no transactions with regards to Series A Preferred Stock shares.

Dividends in arrears on the outstanding Series A Preferred Stock shares total $1,025,233 and $838,275 as of February 28, 2017 and February 29, 2016, respectively. The Company had 1,869,611 shares of Series A Preferred Stock issued and outstanding as of February 28, 2017 and February 29, 2016.

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

F-23 | Page

During the year ended February 28, 2017:

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

Dividends in arrears on the outstanding Series B Preferred Stock total $0 and $182,782 as of February 28, 2017 and February 29, 2016, respectively. The Company had 0 and 125,200 shares of Series B Preferred Stock issued and outstanding as of February 28, 2017 and February 29, 2016, respectively.

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

During the year ended February 28, 2017:

●	13,100 shares of Series C Preferred Stock were converted into 26,000 shares of common stock of Monaker at $250.00 per share, based on the $5 per share stated value of the Series C Preferred Stock.

Dividends in arrears on the outstanding Series C Preferred Stock shares total $0 and $8,915 as of February 28, 2017 and February 29, 2016, respectively. The Company had 0 and 13,100 Series C Preferred Stock shares issued and outstanding as of February 28, 2017 and February 29, 2016, respectively.

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

F-24 | Page

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

During the year ended February 28, 2017:

●	110,156 shares of Series D Preferred Stock were converted into 198,312 shares of common stock of Monaker at $2.50 per share, based on the $5 per share stated value of the Series D Preferred Stock.
●	22,000 shares of Series D Preferred Stock were converted into 733,260 shares of common stock of RealBiz at $0.15 per share, based on the $5 per share stated value of the Series D Preferred Stock.

Dividends in arrears on the outstanding Series D Preferred Stock shares total $-0- and $138,188 as of February 28, 2017 and February 29, 2016, respectively. The Company had -0- and 132,156 Series D Preferred Stock shares issued and outstanding as of February 28, 2017 and February 29, 2016, respectively.

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

On May 2, 2012, the Board consented to (i) effect a 1 for 500 reverse split of the Company’s common stock and (ii) reduce the number of authorized shares from 2,500,000,000 to 5,000,000. Such actions became effective upon the filing of the amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada. The consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

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

During the year ended February 28, 2017, the Company:

●	Sold 2,826,365 shares of restricted common stock and warrants for $4,329,939 in proceeds in private transactions.
●	Issued 800,844 shares of restricted common stock and warrants valued at $2,165,578 for stock compensation.

F-25 | Page

●	Issued 347,720 shares of restricted common stock valued at $664,373 for conversion of notes payable and accrued interest thereon.
●	On September 19, 2016, Recruiter.com was issued 75,000 shares of restricted common stock valued at $112,500 for the acquisition of 1.5% of Recruiter.com. As of November 30, 2016, the value of this investment was written down to $0 to reflect the market value of the investment.
●	Issued 4,579 shares of common stock for acquisitions valued at $11,447.50.

During the year ended February 29, 2016, the Company:

●	Sold 1,102,000 shares of common stock for $2,276,722 in proceeds in private transactions.

●	455,000 shares of common stock were issued for acquisitions valued at $1,188,001.

●	189,000 shares of common stock were issued as compensation for services valued at $1,019,384.

●	1,000,000 shares of common stock were issued for assets valued at $56,000.

●	1,096, 994 shares of preferred stock were converted into 1,809,000 shares of common stock.

●	1,950,000 shares of common stock were issued for the conversion of debt valued at $8,138,169.

●	The Company filed an Amendment to its Articles of Incorporation and effected a 1-for-50 reverse stock split.

The Company had 11,133,938 and 6,686,540 shares issued and outstanding as of February 28, 2017 and February 29, 2016, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of February 28, 2017, and February 29, 2016, and changes in such warrants outstanding for the years ending February 28, 2017 and February 29, 2016:

	Warrants	Weighted Average Exercise
Outstanding, February 28, 2015	491,965	$1.26
Warrants granted	1,350,130	$1.02
Warrants exercised/forfeited/expired	(386,043)	$(0.90)
Outstanding, February 29, 2016	1,456,052	$1.56
Warrants granted	2,463,707	$1.64
Warrants exercised/forfeited/expired	(1,899,671)	$(1.06)
Outstanding, February 28, 2017	2,020,088	$2.23

Common stock issuable upon exercise of warrants	2,020,088	$2.23

F-26 | Page

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2017	Weighted Average Exercise Price
$0.01	253	1.50	$0.01	253	$0.01
$0.50	46,508	4.66	$0.50	46,508	$0.50
$1.25	93,595	2.26	$1.25	93,595	$1.25
$1.50	322,972	1.67	$1.50	322,972	$1.50
$2.00	1,258,000	2.21	$2.00	1,258,000	$2.00
$2.50	48,760	3.30	$2.50	48,760	$2.50
$3.00	200,000	2.25	$3.00	200,000	$3.00
$4.00	50,000	1.00	$4.00	50,000	$4.00
	2,020,088		$1.85	2,020,088	$1.85

At February 28, 2017, there were 2,020,088 warrants outstanding with a weighted average exercise price of $1.85 and weighted average life of 2.23 years.

At February 29, 2016, there were 1,456,052 warrants outstanding with a weighted average exercise price of $1.56 and weighted average life of 0.94 years.

During the year ended February 28, 2017, the Company granted:

●	warrants to purchase 1,661,360 shares of common stock in connection with subscriptions; and
●	warrants to purchase 802,347 shares of common stock in consideration for consulting fees.

 On January 5, 2017, we entered into an employment agreement with an employee of the Company, whereby the employee agreed to provide management and financial/investor relation services to the Company for a term of one year, cancellable by either party with 30 days prior written notice, in consideration for $10,000 per month and the grant of warrants to purchase (a) 100,000 shares of the Company’s common stock, which will vest and be exercisable at such time as the Company successfully up lists to the NYSE MKT or the NASDAQ Capital Market, and have an exercise price of $3 per share and cashless exercise rights; (b) 50,000 shares of the Company’s common stock, which will vest and be exercisable upon the earlier to occur of (i) the second year of the term of such warrants; (ii) when the institutional ownership of the Company’s totals 10% or more of the Company’s outstanding common stock, and have an exercise price of $4 per share and cashless exercise rights; and (c) 50,000 shares of the Company’s common stock, which will vest and be exercisable upon the earlier to occur of (i) the second year of the term of such warrants; (ii) when the institutional ownership of the Company’s totals 20% or more of the Company’s outstanding common stock, and have an exercise price of $5 per share and cashless exercise rights, as well as certain other to be determined fees in the event the Company undertakes certain transactions in the future. All of the warrants vest immediately in the event the Company is acquired and have a term through December 31, 2019.

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

Compensation expense relating to stock options granted during the years ended February 28, 2017 and February 29, 2016, was $-0- .

F-27 | Page

Related Party Transactions

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

On November 13, 2015, Doug Checkeris, Director of the Company, converted 50,000 shares, at $5.00 per share, of Series C Preferred Stock and was issued 100,000 shares of restricted common stock.

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

On March 15, 2016, Stephen Romsdahl, a greater than 5% shareholder of the Company, subscribed for $120,000 of units (48,000 total units) in our offering of up to $400,000 of units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.25 per share.

F-28 | Page

On March 17, 2016, Mark Wilton, a greater than 5% shareholder of the Company, subscribed for $60,000 of units (24,000 total units) in our offering of up to $400,000 units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.25 per share.

On May 3, 2016, Monaco Investment Partners II, L.P, of which Donald Monaco is the managing general partner and a Director of the Company, exercised warrants to purchase 300,000 shares of common stock at an exercise price of $1.50 per share.

On June 1, 2016, the Company received $90,000 in proceeds from Donald P Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 60,000 common shares in connection with a partial warrant exercise for $1.50 per share.

On June 2, 2016, the Company borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note”) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note may be prepaid in whole or in part at any time, without penalty or premium. On June 24, 2016, we repaid this Note.

Messrs. Donald P. Monaco, Pat LaVecchia, Douglas Checkeris and William Kerby who represented all of the members of the Board of Directors of Monaker resigned as directors of RealBiz effective Monday April 11, 2016.

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

On November 20, 2015, the Company entered into two exchange agreements (the “Exchange”) in which it exchanged an aggregate of $1,330,115 of the Company’s convertible promissory notes and accrued interest (the “Notes”) for an aggregate of 532,046 shares of the Company’s common stock (calculated at $2.50 per share of common stock for the Notes). The exchanged Notes consisted of the following: (i) $764,384 of Notes were exchanged by Monaco Investment Partners II, LP (“Monaco Investments”) for 305,754 shares of common stock; and (ii) $565,731 of Notes were exchanged by the Trust for 226,292 shares of common stock. Donald P. Monaco, a member of our Board of Directors, is the managing general partner of Monaco Investments and the trustee of the Trust.

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

On July 8, 2016, Stephen Romsdahl, a greater than 5% shareholder of the Company, exercised warrants to purchase 96,000 shares of common stock which had an exercise price of $0.25 per share for an aggregate of $24,000.

F-29 | Page

On August 23, 2016, Pat LaVecchia, our director, converted 1,000 shares of Series D Preferred Stock into shares of common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $2.50 per share of the Company’s common stock, provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 2,000 shares of common stock at $2.50 per share, valued at $5,000.

Effective September 8, 2016, the Company sold 138,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock (the “Units”), to Charcoal Investments Ltd. (“Charcoal”), which entity is owned by Simon Orange, who became a member of the Board of Directors of the Company on January 5, 2017, in consideration for $345,000 or $2.50 per unit. The warrants were evidenced by a Warrant to Purchase Common Stock (the “Charcoal Warrants”), had an exercise price of $2.50 per share and an expiration date of September 7, 2017.

Also on September 8, 2016, the Company entered into a consulting agreement with Mr. Orange, pursuant to which Mr. Orange agreed to provide the Company consulting services by aiding the Company in financial, organizational and developmental advice during a twelve month period. In connection with assisting with a $750,000 private offering of units (pursuant to which Charcoal subscribed for units as described above), Mr. Orange received compensation consisting of cash, shares and warrants.

On October 26, 2016, Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and a Director of the Company, exercised warrants to purchase 280,000 shares of common stock with an exercise price of $1.50 per share.

On November 4, 2016, Mark Wilton, a greater than 5% shareholder of the Company, was issued 114,770 shares of restricted common stock pursuant to a subscription agreement for $99,800 in proceeds.

On December 1, 2016, Stephen Romsdahl, a greater than 5% shareholder of the Company, exercised warrants to purchase 85,000 shares of common stock which had an exercise price of $0.50 per share.

On December 20, 2016, we borrowed $37,500 from In Room Retail, which was evidenced by a Promissory Note (“Note”) in the principal amount of $37,500, which accrued interest at the rate of 6% per annum. William Kerby, our Chairman and Chief Executive Officer, is the managing member of In Room Retail.

On January 26, 2017, the Company, Mr. Orange, a director, and Charcoal, agreed to reduce the exercise price of the 158,000 warrants to purchase shares of common stock (the “Warrants”) to $2.00 per share and Mr. Orange and Charcoal exercised all of the Warrants in consideration for an aggregate of $316,000, and the Company issued Mr. Orange 20,000 shares of restricted common stock and Charcoal 138,000 shares of restricted common stock, in connection with such exercise. In consideration for agreeing to exercise the Warrants, the Company granted Mr. Orange warrants to purchase 20,000 shares of the Company’s common stock and Charcoal warrants to purchase 138,000 shares of common stock, each with an exercise price of $2.00 per share and an expiration date of January 25, 2020.

From February 6, 2017 to March 10, 2017, the Company raised $1,550,000 from the sale of 775,000 units, each consisting of one share of restricted common stock and one warrant to purchase one share of common stock (the “Units”), to fourteen accredited investors in a private offering, at $2 per Unit. Investors in the offering included an entity owned by Donald P. Monaco, the Company’s director (100,000 Units for $200,000), and Robert J. Post, the Company’s director (50,000 Units for $100,000). The warrants have an exercise price of $2.00 per share and a term of three years, and include no cashless exercise rights.

Dividends in arrears on the outstanding Series A Preferred Stock shares (which are beneficially owned by Donald P. Monaco, our director and William Kerby, our CEO and Chairman) total $1,025,233 and $838,272 as of February 28, 2017 and February 29, 2016, respectively.

On April 19, 2017, we issued 100,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and an executive of the Company, valued at $250,000, as a fiscal year-ended February 28, 2017 employee bonus.

F-30 | Page

Note 12 - Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. Monthly rental costs for calendar years 2016, 2017 and 2018 are $6,500, $6,695 and $6,896, respectively. The rent for the years ended February 28, 2017 and February 29, 2016 was $79,665 and $227,694, respectively.

Our future minimum rental payments through February 28, 2018 amount to $80,742.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			February 28, 2019
			and
	February 28, 2017	February 28, 2018	thereafter	Totals
Leases	$80,742	$68,959	$—	$149,701
Other	4,500	—	—	4,500
Totals	$85,242	$68,959	$—	$154,201

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

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

On March 14, 2014, Lewis Global Partners, LLC filed a Complaint against us in the Ninth Judicial Circuit Court of Florida (Case Number CACE 14-005009) (the “Complaint”). The Complaint alleges consulting fees in the form of 270,000 shares of common stock of RealBiz is due from us and sets forth causes of action including ‘breach of contract’ and ‘breach of implied covenant of good faith and fair dealing’. On August 18, 2016, the breach of implied covenant of good faith and fair dealing was dismissed and we filed an answer and affirmative defenses to the breach of contract claim. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

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

F-31 | Page

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

Litigation related to RealBiz Media Group, Inc. (“RealBiz”)

Case Number 1:16-cv-61017-FAM

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleges causes of action including ‘account stated’ and ‘unjust enrichment’.

On May 19, 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that if there was any amount owed, RealBiz’s obligation to us far exceeded the $1.2 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘waiver’, ‘release’, ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off) and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim against RealBiz alleges causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars if there is no oral agreement), ‘money had and received’, and ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off), and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking damages against RealBiz. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Case No.: CACE-16-019818

On October 27, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC) for damages and injunctive relief from the defendant’s unreasonable delay and/or refusal to register the transfer of certain securities. We instructed RealBiz to transfer our preferred or common stock in RealBiz to certain of our shareholders on several occasions. Defendants, however, wrongfully refused to register the transfers in violation of the Delaware Code and the terms of RealBiz’s preferred and common stock.

F-32 | Page

Case No.: 16-24978-CIV-GRAHAM

On November 30, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC) for damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation, retirement, and/or termination of certain securities. RealBiz notified Monaker of its intent to unilaterally cancel, retire, and/or terminate its preferred and common stock held by Monaker. RealBiz’s announced cancellation, retirement, and termination was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock.

In December 2016, RealBiz cancelled the 44,470,101 Series A preferred shares and 10,359,892 common shares which were held by the Company in connection with an alleged over issuance of common shares relating to the conversion of Monaker’s dual convertible preferred shares. In December 2016, the Company filed a lawsuit against RealBiz in the 11th Circuit Federal Court seeking an injunction against RealBiz’s action to claw back the aforementioned shares; the injunction was denied and the lawsuit is proceeding. Additionally, the Company seeks to reverse the clawback in its entirety.

Case No.: 0:16-cv-62902-WJZ

A class action lawsuit has been filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The case, McLeod v. Monaker Group, Inc. et al, was filed on December 9, 2016. The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. The lawsuit asks the court to confirm the action is a proper class action. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss.

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2017 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand is, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether the RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz has declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company is no longer a shareholder of RealBiz, and has insisted instead that Monaker serve a [second] request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG, currently pending in the Southern District of Florida (the “Florida Action”).

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

Note 13 – Business Segment Reporting

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

F-33 | Page

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

The Company did not have exposure to derivative liabilities or embedded conversion options as those instruments were repaid to the note-holder, converted to equity positions by the note-holder, or relinquished as part of the sale of Next 1 Network, Inc. (see Note 5 – Acquisitions and Disposals). There are no derivative liabilities as of February 28, 2017 and February 29, 2016.

F-34 | Page

The following table sets forth a summary of changes in fair value of our derivative liabilities for the years ended February 28, 2017 and February 29, 2016:

	February 28, 2017	February 29, 2016
Beginning balance	$—	$287,149
Fair value of embedded conversion feature of:
Fair value above debt discount at issue date
Derivative liability expense at issue date	—	—
Change in fair value of embedded conversion feature of:
Retirement of securities	—	(287,149)
Gain on change in fair value of derivatives	—	—
	—	—
Ending balance	$—	$—

The Company has $-0- convertible promissory notes that include embedded conversion options at February 28, 2017 and February 29, 2016. During FYE February 29, 2016, the Company retired $287,149 of derivative liability attributable to six (6) convertible promissory notes with embedded conversion options that were retired.

Note 15 – Income Taxes

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

The provision for income taxes consists of the following components for the years ended February 28, 2017 and February 29, 2016:

	2017	2016
Current	$—	$—
Deferred	—	—
	$—	$—

F-35 | Page

The components of deferred income tax assets and liabilities for the years ended February 28, 2017 and February 29, 2016, are as follows:

	2017	2016
Net operating loss carry-forwards	$27,018,698	$22,261,904
Equity based compensation	4,329,000	4,329,000
Amortization and impairment of intangibles	1,779,820	64,770
Total deferred assets	33,127,518	26,655,674
Valuation allowance	(33,127,518)	(26,655,674)
	$—	$—

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2017 and February 29, 2016 were computed by applying the federal and state statutory corporate tax rates as follows:

	2017	2016
Statutory Federal income tax rate	-35%	-35%
State taxes, net of Federal	-4%	-4%
Permanent difference	11%	13%
Change in valuation allowance	28%	26%
	0%	0%

The valuation allowance has increased by $6,472,000 for fiscal year end 2017 primarily as a result of a current year operating loss of $6,472,000 including amortization of intangibles of $1,780,000.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2017 is approximately $58 million expiring between 2025 and 2037. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets. The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 28, 2017.

F-36 | Page

Note 16 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended February 28, 2017:
Basic earnings (losses)	$(6,536,614)	8,611,455	$(0.76)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(6,536,614)	8,611,455	$(0.76)
For the year ended February 29, 2016:
Basic earnings	$(4,550,484)	2,913,266	$(1.56)
Effect of dilutive securities	—	—	—
Dilutive earnings	(4,550,484)	2,913,266	$(1.56)

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

Note 17 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2017 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand is, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz has declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company is no longer a shareholder of RealBiz, and has insisted instead that Monaker serve a [second] request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG, currently pending in the Southern District of Florida (the “Florida Action”).

Additionally:

●	On March 7, 2017, we received $150,000 in proceeds and issued 75,000 shares of restricted common stock and warrants to purchase 75,000 shares of common stock expiring on March 6, 2020, with an exercise price of $2.00 per shares via a subscription agreement to an accredited investor in a private transaction.

●	On March 9, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock expiring on March 8, 2020, with an exercise price of $2.00 per shares via a subscription agreement to an accredited investor in a private transaction.

●	On March 10, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and warrants to purchase 50,000 shares of common stock expiring March 9, 2020, with an exercise price of $2.00 per shares via a subscription agreement to an accredited investor in a private transaction.

●	On March 10, 2017, we issued 2,000 shares of common stock, valued at $4,000, for payment due pursuant to the terms of a consulting agreement.

●	On March 17, 2017, we issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

●	On April 3, 2017, we received $10,000 in proceeds and issued 5,000 shares of common stock and common stock warrants to purchase 5,000 shares of common stock expiring April 2, 2020 with an exercise price of $2.00 per shares pursuant to a subscription agreement with an accredited investor in a private transaction.

●	On April 17, 2017, we issued 800 shares of common stock, valued at $1,600 and common stock warrants to purchase 800 shares of common stock, expiring April 16, 2020 with an exercise price of $2.00 per share, for commission due per consulting agreement terms.

F-37 | Page

●	On April 18, 2017, we issued 10,000 shares of common stock, valued at $20,000, for payment due pursuant to the terms of a consulting agreement.

●	On April 18, 2017, we received $114,888 in proceeds and issued 57,444 shares of common stock to Stephen Rohsdahl, a 5% shareholder in the Company, in connection with a warrant exercise for $2.00 per share

●	On April 19, 2017, we issued 100,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and an executive of the Company, valued at $250,000, as a fiscal year-ended February 28, 2017 employee bonus.

●	On April 28, 2017, we received $15,000 in proceeds and issued 10,000 shares of common stock in connection with a cashless warrant exercise for $1.50 per share.

F-38 | Page

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2017		MONAKER GROUP, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer
and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	May 8, 2017
William Kerby	(Principal Executive Officer)

/s/ Omar Jimenez	Chief Financial Officer and Chief Operating Officer	May 8, 2017
Omar Jimenez	(Principal Financial and Accounting Officer)

/s/ Pat LaVecchia	Director	May 8, 2017
Pat LaVecchia

/s/ Donald P. Monaco	Director	May 8, 2017
Donald P. Monaco

/s/ Doug Checkeris	Director	May 8, 2017
Doug Checkeris

/s/ Simon Orange	Director	May 8, 2017
Simon Orange

/s/ Robert J. Post	Director	May 8, 2017
Robert J. Post

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630
3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177
3.3	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669
3.4*	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		X
3.5	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669
3.6	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669
3.7	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Next 1 Interactive, Inc.		10-K	3.6	6/13/2013	000-52669
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of Next 1 Interactive, Inc.		10-K	3.7	6/13/2013	000-52669
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of Next 1 Interactive, Inc.		10-K	3.8	6/13/2013	000-52669
3.11	Amendment to Certificate of Designation of Series C Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2014	000-52669
3.12	Amendment to Certificate of Designation of Series D Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.2	7/9/2014	000-52669
3.13	Bylaws		SB-2	3.2	8/14/2006	333-136630
4.1	Common Stock Purchase Warrant, issued October 26, 2010, in favor of Lincoln Park Capital Fund, LLC		8-K	4.1	9/2/2010	000-52669
10.1***	Employment Agreement between the Company and William Kerby dated October 15, 2006		S-1/A	10.2	3/12/2012	333-154177
10.2	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation		8-K	4.1	9/2/2010	000-52669
10.3	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton		8-K	10.1	3/10/2010	000-52669
10.4	Note Amendment between the Company and Mark Wilton dated February 24, 2014		8-K	4.1	2/27/2014	000-52669
10.5	Note Amendment between the Company and Mark Wilton dated May 15, 2015		8-K	4.1	5/21/2015	000-52669
10.6	Form of Cashless Warrant to Purchase Common Stock		8-K	4.1	10/13/2015	000-52669

10.7	Exchange Agreement by and between Monaker Group, Inc. and Monaco Investment Partners II, LP dated November 20, 2015	8-K	10.1	11/24/2015	000-52669
10.8	Exchange Agreement by and between Monaker Group, Inc. and Donald P. Monaco Insurance Trust dated November 20, 2015	8-K	10.2	11/24/2015	000-52669
10.9	License Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz 360 Inc.	10-K	10.10	6/16/2015	000-52669
10.10	Code Purchase Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz Media Group, Inc.	10-K	10.11	6/16/2015	000-52669
10.11	Services Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz Media Group, Inc.	10-K	10.12	6/16/2015	000-52669
10.12***	Employment Agreement dated January 21, 2016, by and between Monaker Group, Inc. and Omar Jimenez	8-K	10.1	1/26/2016	000-52699
10.13	$300,000 Promissory Note dated June 2, 2016, representing amounts borrowed by Monaker Group, Inc. from the Donald P. Monaco Insurance Trust	8-K	10.1	6/6/2016	000-52699
10.14	Agreement and Plan of Merger, dated October 26, 2015 by and between Monaker Group Inc., AOV Holdings, Inc. and AlwaysOnVacation, Inc.	10-K	10.1	6/23/2016	000-52669
10.15	Intellectual Property License to Corporation by Licensor, dated November 25, 2015 by and among Monaker Group, Inc. and CJ Software, Inc.	10-K	10.2	6/23/2016	000-52669
10.16	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.	10-K	10.3	6/23/2016	000-52669
10.17	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.	10-K	10.4	6/23/2016	000-52669
10.18	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.	10-K	10.5	6/23/2016	000-52669
10.19	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.	10-K	10.6	6/23/2016	000-52669
10.20	Deed of Settlement, dated February 26, 2016, by and between Ryanair Limited and AlwaysOnVacation, Inc.	10-K	10.7	6/23/2016	000-52669
10.21	Settlement Agreement Televisual Media Holdings, LLC and Monaker Group, Inc. dated May 24, 2015	10-K	10.8	6/23/2016	000-52669
10.22	Membership Interest Purchase Agreement dated May 16, 2016, by and between Jasper Group Holdings, Inc. and Monaker Group, Inc.	10-K	10.9	6/23/2016	000-52669
10.23	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystall Falls Investments, LLC	10-K	10.10	6/23/2016	000-52669
10.24	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.	10-K	10.11	6/23/2016	000-52669
10.25	Note Amendment between the Company and Mark Wilton dated February 29, 2016	10-Q	4.1	7/20/2016	000-52669
10.26*	Subscription and Investment Representation Agreement dated September 8, 2016, between Monaker Group, Inc. and Charcoal Investments Ltd.	X
10.27	December 31, 2016, Letter of Engagement with Capital Market Access	10-Q	20.20	11/30/2016	000-52669

10.28	August 31, 2016, Marketing and Stock Exchange Agreement with Recruiter.com, Inc.		10-Q	20.20	11/30/2016	000-52669
10.29***	Consulting Agreement between Simon Orange and the Company dated September 8, 2016		8-K	10.2	2/8/2017	000-52669
10.30	Form of Orange and Charcoal September 8, 2016 Warrants to Purchase Common Stock		8-K	10.3	2/8/2017	000-52669
10.31	Form of Orange and Charcoal January 26, 2017 Warrants to Purchase Common Stock		8-K	10.4	2/8/2017	000-52669
10.32	Form of Subscription Agreement for Units (February and March 2017)		8-K	10.1	3/10/2017	000-52669
10.33	Form of Warrant (February and March 2017 Subscriptions)		8-K	10.2	3/10/2017	000-52669
10.34*	Joint Venture Acquisition Agreement between the Company and Launch 360 Media Inc. dated June 5, 2014		X
10.35*	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender		X
10.36*	Amendment to Line of Credit Agreement dated December 22, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.		X
14.1	Code of Ethics		S-1/A	14.1	3/12/2009	333-154177
14.2	Code of Business Conduct		S-1/A	14.2	3/12/2009	333-154177
14.3	Whistleblower Protection Policy		8-K	14.1	4/25/2017	000-52669
21.1*	Subsidiaries	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Charter of the Audit Committee	X	8-K	99.1	4/25/2017	000-52669
99.2	Charter of the Compensation Committee	X	8-K	99.2	4/25/2017	000-52669
99.3	Charter of the Nominating and Corporate Governance Committee	X	8-K	99.3	4/25/2017	000-52669
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.