Form 10-Q
period 2017-05-31
Monaker Group, Inc.
filed 2017-07-14
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

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

☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

As of July 12, 2017, there were 11,423,547 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	May 31, 2017	February 28, 2017

Assets
Current Assets
Cash	$441,262	$1,007,065
Notes receivable	750,000	750,000
Prepaid expenses and other current assets	53,838	42,894
Security deposits	15,000	15,000
Total current assets	1,260,100	1,814,959

Website development costs and intangible assets, net	848,569	772,069
Total assets	$2,108,669	$2,587,028

Liabilities and Stockholders’ Deficit
Current Liabilities
Convertible promissory notes - related party	$1,409,326	$1,409,326
Line of credit	1,193,000	1,193,000
Accounts payable and accrued expenses	182,499	262,493
Other current liabilities	128,447	153,648
Total current liabilities	2,913,272	3,018,467

Total liabilities	2,913,272	3,018,467

Commitments and contingencies

Stockholders’ deficit
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 1,869,611 and 1,869,611 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively	18,696	18,696
Series B Preferred stock, $0.00001 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at May 31, 2017 and February 28, 2017	—	—
Series C Preferred stock, $0.00001 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at May 31, 2017 and February 28, 2017	—	—
Series D Preferred stock, $0.00001 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at May 31, 2017 and February 28, 2017	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 11,358,547 and 11,133,938 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively	113	111
Additional paid-in-capital	100,634,807	100,209,386
Accumulated deficit	(101,458,219)	(100,659,632)
Total stockholders’ deficit	(804,603)	(431,439)
Total liabilities and stockholders’ deficit	$2,108,669	$2,587,028

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months ended
	May 31, 2017	May 31, 2016

Revenues
Travel and commission revenues	$156,046	$95,099
Total revenues	156,046	95,099

Operating expenses
Salaries and benefits	608,189	509,943
General and administrative	159,664	951,200
Cost of revenues	110,917	67,688
Selling and promotions expense	16,356	29,426
Total operating expenses	895,126	1,558,257

Operating loss	(739,080)	(1,463,158)

Other income (expense)
Interest expense	(59,507)	(59,916)
Gain on settlement of debt	—	284,300
Gain on sales of investment	—	112,150
Total other income (expense)	(59,507)	336,534

Net loss	$(798,587)	$(1,126,624)

Weighted average number of common shares outstanding
Basic	11,305,299	7,033,606
Diluted	11,305,299	7,033,606

Basic net loss per share	$(0.07)	$(0.16)
Diluted net loss per share	$(0.07)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	May 31, 2017	May 31, 2016
Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(798,587)	$(1,126,624)

Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation and consulting fees	386,480	196,237
Cancellation of common stock of Company issued as compensation	(450,945)	—
Amortization of intangibles and depreciation	—	150,014
Gain on settlement of debt	—	(284,300)
Gain on sale of consolidated affiliate	—	(112,150)
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(79,994)	209,011
(Increase) decrease in other current liabilities	(25,201)	78,113
Decrease in security deposits	—	3,206
Increase in prepaid expenses and other current assets	(10,944)	(12,207)
Net cash used in operating activities	(979,191)	(898,700)

Cash flows from investing activities:
Website development costs	(76,500)	(4,200)
Net cash used in investing activities	(76,500)	(4,200)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	360,000	437,600
Proceeds from exercise of warrants	129,888	403,120
Proceeds from advances	—	20,000
Net cash provided by financing activities	489,888	860,720

Net decrease in cash	(565,803)	(42,180)

Cash at beginning of period	1,007,065	137,944

Cash at end of period	$441,262	$95,764

Supplemental disclosure:
Cash paid for interest	$59,506	$53,608

Non-cash transaction:
Settlement of accrued interest in common stock	$—	$14,000

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

We provide a vacation rental platform with auxiliary services so travelers can purchase vacations through one site; our NextTrip.com, Maupintour.com or EXVG.com website (or through distributors the Company provides ALRs to), while providing inquiries and bookings to property owners and managers. NextTrip serves three major constituents: (1) property owners and managers, (2) travelers, and (3) other distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential net rate for each booking and, in return, their properties are listed for free as an available ALR on NextTrip.com (as well as other distributors who the Company has provided ALRs to). Travelers visit NextTrip.com (as well as other distributors who the Company has provided ALRs to) and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

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

The Company sells its travel services through various distribution channels. The primary distribution channel will be providing real-time bookable ALRs to other distributors (such as other travel companies’ websites and networks of third-party travel agents) who will sell the ALRs to their customers. The second distribution channel is through its own website at NextTrip.com and the NextTrip mobile application (“app”) as well as EXVG.com. The third distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings of Maupintour.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2017 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months ended May 31, 2017, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenues, the carrying amounts of indefinite-lived intangible assets, depreciation and amortization, the valuation of stock warrants, and deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at May 31, 2017 and February 28, 2017.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the three months ended May 31, 2017 and the year ended February 28, 2017, all software has been placed in service and all costs associated with the software development have been expensed.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the three months ended May 31, 2017 and 2016, respectively. Intangible assets that have finite useful lives are amortized over their useful lives once placed into service. During the period ended May 31, 2017, the Company’s website had not been deployed. The Company incurred amortization expense of $0 and $150,014 on its website development costs for the three months ended May 31, 2017 and 2016, respectively.

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

Going Concern

As of May 31, 2017, and February 28, 2017, the Company had an accumulated deficit of $101,458,219 and $100,659,632, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2017, the Company had a working capital deficit of $1,653,172, and for the three months ended May 31, 2017, a net loss of $798,587 and cash used in operations of $979,191.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2017 and February 28, 2017, we had $2,913,272 and $3,018,467, respectively, of current liabilities. These conditions raise substantial doubt of our ability to continue as a going concern. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Note 3 – Investment in Equity Instruments and Deconsolidation

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of May 31, 2017 and February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Media Group, Inc. (RealBiz) Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, notwithstanding RealBiz’s attempt in January 2017 to cancel the majority of such shares as discussed below and the pending litigation in connection therewith. This interest, along with a net receivable balance due, has been written down to zero ($0) as of May 31, 2017 and February 28, 2017 to reflect the realizable value of this investment and asset. On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. On January 18, 2017 RealBiz unilaterally cancelled all shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares.

Note 4 – Acquisitions and Dispositions

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on May 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of the note is due on May 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by July 14, 2018). As of May 31, 2017, the outstanding balance is $750,000.

Note 5 – Line of Credit

The following table sets forth the line of credit as of May 31, 2017 and February 28, 2017:

	Principal
Line of Credit	May 31, 2017	February 28, 2017
On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remain unchanged.	1,193,000	1,193,000
	$1,193,000	$1,193,000

Interest charged to operations relating to the above line of credit note was $14,507 and $0, respectively, for the three months ended May 31, 2017 and 2016.

As of May 31, 2017 and 2016, accrued interest is $0 and $0, respectively. Interest obligations on the line of credit are current.

Note 6 – Convertible Promissory Notes

The Company has a convertible promissory note with Mr. Mark Wilton, who is a greater than 5% shareholder and is treated as a related party. The convertible promissory note, maturing December 1, 2017, in the amount of $1,409,326 as of May 31, 2017 and February 28, 2017, has an interest rate of 6% per annum and a fixed conversion rate of $5.00 per share. During the three months ended May 31, 2017 and May 31, 2016, the Company recognized interest expense of $45,000 and $48,000, respectively.

Interest obligations on the line of credit are paid current.

Note 7 – Stockholders’ Deficit

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

During the three months ended May 31, 2017, there were no transactions with regards to Series A Preferred Stock shares.

Dividends in arrears on the outstanding Series A Preferred Stock shares total $1,072,358 and $1,025,233 as of May 31, 2017 and February 28, 2017, respectively. The Company had 1,869,611 shares of Series A Preferred Stock issued and outstanding as of May 31, 2017 and February 28, 2017.

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

During the three months ended May 31, 2017, there were no transactions with regards to Series B Preferred Stock shares.

Dividends in arrears on the outstanding Series B Preferred Stock total $0 and $0 as of May 31, 2017 and February 28, 2017, respectively. The Company had no shares of Series B Preferred Stock issued and outstanding as of May 31, 2017 and February 28, 2017, respectively.

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

During the three months ended May 31, 2017, there were no transactions with regards to Series C Preferred Stock shares.

Dividends in arrears on the outstanding Series C Preferred Stock total $0 and $0 as of May 31, 2017 and February 28, 2017, respectively. The Company had no shares of Series C Preferred Stock issued and outstanding as of May 31, 2017 and February 28, 2017, respectively.

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

On July 9, 2014, the Company filed an Amendment to its Series D Certificate of Designation with the Secretary of State of the State of Nevada to change the conversion price from $250.00 per share to a new conversion price of $12.50 per share.

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

During the three months ended May 31, 2017, there were no transactions with regards to Series D Preferred Stock shares.

Dividends in arrears on the outstanding Series D Preferred Stock total $0 and $0 as of May 31, 2017 and February 28, 2017, respectively. The Company had no shares of Series D Preferred Stock issued and outstanding as of May 31, 2017 and February 28, 2017, respectively.

Common Stock

During the three months ended May 31, 2017, the Company:

●	Sold 180,000 shares of common stock and warrants to purchase 180,000 shares of common stock with an exercise price of $2 per share, for $360,000 in proceeds in private transactions.
●	Issued 144,800 shares of common stock valued at $386,480 for stock compensation.
●	Issued 67,444 shares of common stock valued at $129,888 in connection with the exercise of warrants.
●	Retired 167,635 shares of common stock valued at $450,945 in connection with the settlement of a financial advisory agreement. In May 2017, we entered into a settlement agreement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firm’s inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded $450,945 credit to stock compensation in May 2017 as a result of the settlement.

The Company had 11,358,547 and 11,133,938 shares of common stock issued and outstanding as of May 31, 2017 and February 28, 2017, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of May 31, 2017 and February 28, 2017, and changes in such warrants outstanding for the three months ended May 31, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2017	2,020,088	$2.23
Warrants granted	238,244	$2.69
Warrants exercised/forfeited/expired	(591,697)	$(1.06)
Outstanding, May 31, 2017	1,666,635	$2.72

Common stock issuable upon exercise of warrants	1,666,635	$2.72

As of May 31, 2017, there were 1,666,635 warrants outstanding with a weighted average exercise price of $2.72 and weighted average life of 3.06 years. During the three months ended May 31, 2017, the Company granted 238,244 warrants – 800 warrants for consulting fees, 180,000 warrants in connection with common stock subscriptions, and 57,444 extended warrants after expiration.

Note 8 – Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. The rent for the three months ended May 31, 2017 and 2016 was $20,385 and $19,500, respectively.

Our future minimum rental payments through February 28, 2018 amount to $81,344.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2018	February 28, 2019	February 28, 2020 and thereafter	Totals
Leases	$81,344	$48,271	$—	$129,615
Other	36,090	8,700	3,500	48,290
Totals	$117,434	$56,971	$3,500	$177,905

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

On May 19, 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that if there was any amount owed, RealBiz’s obligation to us far exceeded the $1.3 million amount that RealBiz alleges is due to it), ‘mistake or error’, ‘unclean hands’, ‘waiver’, ‘release’, ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off) and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case is predicated was rescinded shortly after its issuance and is of no force or effect). The Counterclaim against RealBiz alleges causes of action including ‘unjust enrichment’ (we allege that the net amount due to us from RealBiz is in excess of $10 million dollars if there is no oral agreement), ‘money had and received’, and ‘breach of contract’ (we allege there was an oral agreement that all intercompany balances would be written–off), and seeks recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest. We believe the claims asserted in the Complaint, as amended, are without merit and intend to vigorously defend ourselves against the lawsuit while simultaneously seeking damages against RealBiz. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Case No.: CACE-16-019818

On October 27, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC (“AST”)) for damages and injunctive relief from the defendant’s unreasonable delay and/or refusal to register the transfer of certain securities. We instructed RealBiz to transfer our preferred or common stock in RealBiz to certain of our shareholders on several occasions. Defendants, however, wrongfully refused to register the transfers in violation of the Delaware Code and the terms of RealBiz’s preferred and common stock.

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

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2017 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand is, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether the RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz has declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company is no longer a shareholder of RealBiz, and has insisted instead that Monaker serve a second request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG, currently pending in the Southern District of Florida (the “Florida Action”).

Case No.: 2017-0351

On May 8, 2017, we filed a lawsuit against Alex Aliksanyan, Thomas Grbelja, Keith White, Warren Kettlewell, Anshu Bhatnagar (collectively, the “Director Defendants”, each former directors of non-party RealBiz) and AST. The action against the Director Defendants is for damages for breaching their fiduciary duties to Monaker and the action against AST is for aiding and abetting those breaches. The suit alleges that the Director Defendants acted in concert to dilute and terminate Monaker’s ownership interest in and control of RealBiz to enrich themselves. The suit also alleges that the Director Defendants entered into self-serving agreements, issued securities below the stated value of the preferred stock as well as the sale of common stock at a substantial discount to the market value and improperly terminated and cancelled Monaker’s preferred and common stock in RealBiz. Finally, the suit alleges that AST aided and abetted the Defendants Directors in converting and eliminating Monaker’s beneficial ownership in RealBiz securities.

Case No.: 2017-0189-JRS

On March 14, 2017, the Company filed a verified complaint in the Court of Chancery of the State of Delaware, seeking to exercise its statutory right to review books and records of RealBiz.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

In May 2017, we entered into a settlement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firms inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded $450,945 credit to stock compensation in May 2017 as a result of the settlement.

Note 9 – Business Segment Reporting

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On June 5, 2017, we issued 2,000 shares of common stock, valued at $4,000, for payment due pursuant to the terms of a consulting agreement.

On June 12, 2017, we entered into a Settlement and Release Agreement to terminate a Letter of Intent dated March 21, 2016 with ViewTrade Securities, Inc. (“ViewTrade”). We issued 17,500 shares of restricted common stock and warrants to purchase 17,500 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share in settlement of disputed compensation in connection with the Letter of Intent. In addition, the Company entered into a new Capital Markets & Business Advisory Agreement with ViewTrade for a one year period, terminating on June 11, 2018. ViewTrade will receive 35,000 shares of restricted common stock and warrants to purchase 35,000 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share, as compensation for the advisory services pursuant to the agreement.

On June 12, 2017, we entered into an extension of our revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,200,000 (the “Line of Credit”). The maturity of the line of credit was extended from June 15, 2017 to September 13, 2017. On December 22, 2016, the revolving line of credit was increased from $1,000,000 to $1,200,000; all terms of the revolving line of credit remain unchanged. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the Line of Credit are due on September 13, 2017. The loan contains standard and customary events of default. There are no financial covenants for this agreement. From June 16, 2016 through May 31, 2017, we have made draws of $1,193,000 under the line of credit.

On June 19, 2017, Monaker issued 10,000 shares of common stock, valued at $25,000, for a one-time issuance owed as of the date of an investor relations and financial public relations consulting agreement.

On June 26, 2017, we engaged Roth Capital Partners, LLC (“Roth”) to act as a financial advisor for a period of three (3) months (Engagement Period) with respect to any offering of our equity or equity-linked securities. In connection with the engagement, Roth may review the Company’s capital requirements and potential sources of funds and such other activities as may be mutually agreed to from time to time between the Company and Roth. In exchange the Company shall, upon the consummation of an offering, pay Roth a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing (10,000 shares of common stock, valued at $25,000). Either party may terminate this Agreement at any time, without liability or continuing obligation to the other party. Additionally, in the event the Company terminates this Agreement during the Engagement Period, the Company shall compensate Roth a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing in connection with any transaction entered into or consummated during the Engagement Period or for three (3) months after the termination of the Engagement Period.

On June 27, 2017, Monaker issued a total of 1,500 shares of common stock, valued at $3,000, for payment due for June pursuant to the terms of a consulting agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2017 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on May 8, 2017 are those that depend most heavily on these judgments and estimates. As of May 31, 2017, there had been no material changes to any of the critical accounting policies contained therein.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2017.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the refining, re-refining, used oil and oil and gas industries in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Overview

Monaker Group, Inc. and its subsidiaries operate an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. As an added feature to our ALR offerings, we also provide access to airline, car rental, hotel and activities products along with concierge tours and activities, at the destinations, that are catered to the traveler through our Maupintour products.

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

The Company sells its travel services through various distribution channels. The primary distribution channel will be  providing real-time bookable ALRs to other distributors (such as other travel companies’ websites and networks of third-party travel agents) who will sell the ALRs to their customers. The second distribution channel is through its own website at NextTrip.com and the NextTrip mobile application (“app”) as well as EXVG.com. The third distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings of Maupintour.

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

Additional holdings include an interest in RealBiz Media Group, Inc. (“RealBiz”) of 44,470,101 RealBiz Preferred Series A Shares and 10,359,890 shares of RealBiz common stock which was deconsolidated on October 31, 2014 and written off as of February 29, 2016 as an unrealizable investment.

On October 31, 2014, RealBiz Media Group, Inc. (RealBiz) was deconsolidated from the Company as the interest in RealBiz had fallen from 61% to 43% and as of May 31, 2017, the interest in RealBiz is represented by 44,470,101 RealBiz Preferred Series A Shares and 10,359,890 shares of RealBiz common stock, notwithstanding RealBiz’s attempt in January 2017 to cancel the majority of such shares as discussed below and the pending litigation in connection therewith. In addition, the Company is owed in excess of $11.2 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefits and services provided by Monaker on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) as of May 31, 2017 and February 28, 2017, to reflect the realizable value of this investment and asset. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated.

On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to unilaterally cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker, which were cancelled in January 2017. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2017 Compared to the Three Months Ended May 31, 2016

Revenues

Our total revenues increased 64% to $156,046 for the three months ended May 31, 2017, compared to $95,099 for the three months ended May 31, 2016, an increase of $60,947. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations in the spring months that were booked prior to the three months ended May 31, 2017. These tour operations provide escorted and independent tours worldwide to upscale travelers. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until the NextTrip.com platform was launched; as of May 31, 2017, the NextTrip.com website has been launched and marketing efforts for both NextTrip.com and tour operations will commence, funding permitting.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues and selling and promotions expenses. Our operating expenses decreased 43% to $895,126 for the three months ended May 31, 2017, compared to $1,558,257 for the three months ended May 31, 2016, a decrease of $663,131. This decrease was mainly attributable to the decrease in general and administrative expenses, which decreased $791,536 or 83%, to $159,664 for the three months ended May 31, 2017, compared to $951,200 for the three months ended May 31, 2016. This was due to the $450,945 credit from the settlement of the failed financial advisory agreement, a significant reduction in amortization of website development and related intangibles for platforms that were written-off as of fiscal year end February 28, 2017, and a corresponding decrease in technology and development costs which were due to less reliance on outside consultants for technology development. These aforementioned decreases were offset by (i) an increase in cost of sales due to the increase in tours being fulfilled, (ii) an increase in salaries and benefits mainly due to a stock bonus award to an officer and director of the Company and (iii) additional legal fees associated with defending lawsuits presented by RealBiz as well as the filing of Complaints against RealBiz during the three months ended May 31, 2017, compared to the prior year’s period.

Other Income (Expenses)

Interest expense decreased 1% to $59,507 for the three months ended May 31, 2017, compared to $59,916 for three months ended May 31, 2016, a decrease of $409, which is due primarily to similar balances on interest bearing debt during both periods.

Gain on settlement of debt decreased to $0 for the three months ended May 31, 2017, compared to $284,300 for three months ended May 31, 2016, due to the settlement of a disputed note payable as of May 31, 2016.

Gain on sales of investment decreased to $0 for the three months ended May 31, 2017, compared to $112,150 for three months ended May 31, 2016, due to the sale of Name Your Fee, Inc. as of May 31, 2016 (as described in Note 4 of the financial statements included herein).

Net Loss

We had a net loss $798,587 for the three months ended May 31, 2017, compared to a net loss of $1,126,624 for the three months ended May 31, 2016, a decrease of $328,037 or 29%. The decrease in net loss was primarily due to a decrease of $791,536 in general and administrative expense, which includes a $450,945 credit from the settlement of the advisory agreement.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2018	February 28, 2019	February 28, 2020 and thereafter	Totals
Leases	$81,344	$48,271	$—	$129,615
Other	36,090	8,700	3,500	48,290
Totals	$117,434	$56,971	$3,500	$177,905

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Liquidity and Capital Resources

As of May 31, 2017, we had $441,262 of cash on-hand, a decrease of $565,803 from $1,007,065 at the start of fiscal 2018. The decrease in cash was due primarily to the payment of operating expenses and website development costs during the three months ended May 31, 2017.

As of May 31, 2017, the Company had total current liabilities of $2,913,272, consisting of a Line of Credit facility of $1,193,000 from Republic Bank, accounts payable and accrued expenses of $182,499, convertible promissory notes – related party of $1,409,326 and other current liabilities of $128,447. We anticipate that we will satisfy these amounts from proceeds derived from equity sales, warrant exercises and revenue generated from sales.

We had negative working capital of $1,653,172 as of May 31, 2017 and an accumulated deficit of $101,458,219.

Net cash used in operating activities was $979,191 for the three months ended May 31, 2017, compared to $898,700 for the three months ended May 31, 2016, an increase of $80,491. This increase was primarily due to increases in stock based compensation and consulting fees which were offset by the $450,945 credit from the settlement of the advisory agreement, the payoff of accounts payable, accrued expenses and other current liabilities.

Net cash used in investing activities was $76,500 and $4,200 for the three months ended May 31, 2017 and 2016, respectively which was primarily the result of the capitalized website development costs.

Net cash provided by financing activities decreased $370,832 to $489,888 for the three months ended May 31, 2017, compared to $860,720, for the three months ended May 31, 2016. This decrease was primarily due to the net decrease of proceeds from the issuance of common stock and the exercise of warrants of $350,832.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2017, we had approximately $2.9 million of current liabilities (a decrease of approximately $100,000 from the $3.0 million of current liabilities as of February 28, 2017). We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Since our inception, we have funded our operations with the proceeds from the private equity financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

Recent Significant Funding Transactions

On March 7, 2017, we received $150,000 in proceeds and sold 75,000 shares of common stock and common stock warrants to purchase 75,000 shares of common stock expiring on March 6, 2020, with an exercise price of $2.00 per share.

On March 9, 2017, we received $100,000 in proceeds from the Robert Post 2007 Revocable Trust, whose Trustee is Robert Post, a Director of the Company, and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring on March 8, 2020, with an exercise price of $2.00 per share.

On March 10, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring March 9, 2020 with an exercise price of $2.00 per share

On June 12, 2017, we entered into an extension of our revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,200,000 (the “Line of Credit”). The maturity of the line of credit was extended from June 15, 2017 to September 13, 2017. On December 22, 2016, the revolving line of credit was increased from $1,000,000 to $1,200,000; all terms of the revolving line of credit remain unchanged. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the Line of Credit are due on September 13, 2017. The loan contains standard and customary events of default. There are no financial covenants for this agreement. From June 16, 2016 through May 31, 2017, we have made draws of $1,193,000 under the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of May 31, 2017, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses we found in our internal controls over financial reporting as of February 28, 2017 (as described in greater detail in our annual report on Form 10-K for the year ended February 28, 2017), our CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

In light of the material weaknesses described above, we have performed additional analysis and other post-quarter procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles and we have contracted with experts, where necessary, for assistance in analyzing and determining the proper accounting and financial reporting treatment for various of the Company’s complicated business transactions. Accordingly, management has concluded that the financial statements fairly present, in all material respects, our financial condition, results of operations and cash flows as at, and for, the periods presented in this report.

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

Case No.: CACE-16-019818

On October 27, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC (“AST”)) for damages and injunctive relief from the defendant’s unreasonable delay and/or refusal to register the transfer of certain securities. We instructed RealBiz to transfer our preferred or common stock in RealBiz to certain of our shareholders on several occasions. Defendants, however, wrongfully refused to register the transfers in violation of the Delaware Code and the terms of RealBiz’s preferred and common stock.

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

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2017 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand is, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether the RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz has declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company is no longer a shareholder of RealBiz, and has insisted instead that Monaker serve a second request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG, currently pending in the Southern District of Florida (the “Florida Action”).

Case No.: 2017-0351

On May 8, 2017, we filed a lawsuit against Alex Aliksanyan, Thomas Grbelja, Keith White, Warren Kettlewell, Anshu Bhatnagar (collectively, the “Director Defendants”, each former directors of non-party RealBiz) and AST. The action against the Director Defendants is for damages for breaching their fiduciary duties to Monaker and the action against AST is for aiding and abetting those breaches. The suit alleges that the Director Defendants acted in concert to dilute and terminate Monaker’s ownership interest in and control of RealBiz to enrich themselves. The suit also alleges that the Director Defendants entered into self-serving agreements, issued securities below the stated value of the preferred stock as well as the sale of common stock at a substantial discount to the market value and improperly terminated and cancelled Monaker’s preferred and common stock in RealBiz. Finally, the suit alleges that AST aided and abetted the Defendants Directors in converting and eliminating Monaker’s beneficial ownership in RealBiz securities.

Case No.: 2017-0189-JRS

On March 14, 2017, the Company filed a verified complaint in the Court of Chancery of the State of Delaware, seeking to exercise its statutory right to review books and records of RealBiz.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2017, filed with the Commission on May 8, 2017, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 28, 2017, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2017 the Company issued the following unregistered securities:

Subscriptions

●	On March 7, 2017, we received $150,000 in proceeds and sold 75,000 shares of common stock and common stock warrants to purchase 75,000 shares of common stock expiring on March 6, 2020, with an exercise price of $2.00 per share.

●	On March 9, 2017, we received $100,000 in proceeds from the Robert Post 2007 Revocable Trust, whose Trustee is Robert Post, a Director of the Company, and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring on March 8, 2020, with an exercise price of $2.00 per share.

●	On March 10, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring March 9, 2020 with an exercise price of $2.00 per share.

●	On April 3, 2017, we received $10,000 in proceeds and issued 5,000 shares of common stock and common stock warrants to purchase 5,000 shares of common stock, expiring April 20, 2020 with an exercise price of $2.00 per share.

Warrant Exercise

●	On April 18, 2017, we received $114,888 from Stephen Romsdahl, a 5% shareholder in the Company, and issued 57,444 shares of common stock in connection with a warrant exercise for $2.00 per share.
●	On April 28, 2017, we received $15,000 in proceeds and issued 10,000 shares of common stock in connection with a warrant exercise for $1.50 per share.

Consulting Agreements

●	On March 10, 2017, we issued 2,000 shares of common stock, valued at $4,800, for payment due pursuant to the terms of a consulting agreement.
●	On March 17, 2017 we issued 10,000 shares of common stock, valued at $24,000, for payment due pursuant to the terms of a consulting agreement.
●	On April 17, 2017, we issued 800 shares of common stock, valued at $2,120 and common stock warrants to purchase 800 shares of common stock, expiring April 16, 2020, with an exercise price of $2.00 per share, for commissions due pursuant to the terms of a consulting agreement.
●	On April 18, 2017, we issued 10,000 shares of common stock, valued at $27,500, for payment due pursuant to the terms of a consulting agreement.
●	On May 8, 2017, we issued 20,000 shares of common stock, valued at $54,600, for payment due pursuant to the terms of a consulting agreement.
●	On May 8, 2017, we issued 2,000 shares of common stock, valued at $5,460, for payment due pursuant to the terms of a consulting agreement.

Other

●	On April 19, 2017, we issued 100,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and Executive of the Company, valued at $268,000, as a fiscal year end February 28, 2017, employee bonus.

●	Retired 167,635 shares of common stock valued at $450,945 in connection with the settlement of the financial advisory agreement.

Subsequent to May 31, 2017, and through the filing date of this report, the Company issued the following unregistered securities:

Consulting Agreements

●	On June 5, 2017, we issued 2,000 shares of common stock, valued at $4,000, for payment due pursuant to the terms of a consulting agreement.
●	On June 12, 2017, we entered into a Settlement and Release Agreement to terminate a Letter of Intent dated March 21, 2016 with ViewTrade Securities, Inc. (“ViewTrade”). We issued 17,500 shares of restricted common stock and warrants to purchase 17,500 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share in settlement of disputed compensation in connection with the Letter of Intent. In addition, the Company entered into a new Capital Markets & Business Advisory Agreement with ViewTrade for a one year period, terminating on June 11, 2018. ViewTrade will receive 35,000 shares of restricted common stock and warrants to purchase 35,000 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share, as compensation for the advisory services pursuant to the agreement.
●	On June 19, 2017, Monaker issued 10,000 shares of common stock, valued at $25,000, for a one-time issuance owed as of the date of an investor relations and financial public relations consulting agreement.
●	On June 26, 2017, we engaged Roth Capital Partners, LLC (“Roth”) to act as a financial advisor for a period of three (3) months (Engagement Period) with respect to any offering of our equity or equity-linked securities. In connection with the engagement, Roth may review the Company’s capital requirements and potential sources of funds and such other activities as may be mutually agreed to from time to time between the Company and Roth. In exchange the Company shall, upon the consummation of an offering, pay Roth a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing (10,000 shares of common stock, valued at $25,000). Either party may terminate this Agreement at any time, without liability or continuing obligation to the other party. Additionally, in the event the Company terminates this Agreement during the Engagement Period, the Company shall compensate Roth a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing in connection with any transaction entered into or consummated during the Engagement Period or for three (3) months after the termination of the Engagement Period.

●	On June 27, 2017 Monaker issued a total of 1,500 shares of common stock, valued at $3,000, for payment due for June pursuant to the terms of a consulting agreement.

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

There were no defaults upon senior securities during the quarter ended May 31, 2017.

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

MONAKER GROUP, INC.

Date: July 14, 2017	/s/	William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2017	/s/	Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Date of Report	File No.

10.1	Form of Orange and Charcoal January 26, 2017 Warrants to Purchase Common Stock		8-K	10.4	2/8/2017	000-52669
10.2	Form of Subscription Agreement for Units (February and March 2017)		8-K	10.1	3/10/2017	000-52669
10.3	Form of Warrant (February and March 2017 Subscriptions)		8-K	10.2	3/10/2017	000-52669
10.4	Joint Venture Acquisition Agreement between the Company and Launch 360 Media Inc. dated June 5, 2014		10-K	10.34	2/28/2017	000-52669
10.5	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender		10-K	10.35	2/28/2017	000-52669
10.6	Amendment to Line of Credit Agreement dated December 22, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.		10-K	10.36	2/28/2017	000-52669
14.1	Code of Ethics		S-1/A	14.1	3/12/2009	333-154177
14.2	Code of Business Conduct		S-1/A	14.2	3/12/2009	333-154177
14.3	Whistleblower Protection Policy		8-K	14.1	4/25/2017	000-52669
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Charter of the Audit Committee		8-K	99.1	4/25/2017	000-52669
99.2	Charter of the Compensation Committee		8-K	99.2	4/25/2017	000-52669
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	4/25/2017	000-52669
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.

