Form 10-Q
period 2017-08-31
Monaker Group, Inc.
filed 2017-10-23
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2017

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

As of October 20, 2017, there were 17,473,432 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	August 31,	February 28,
	2017	2017

Assets
Current Assets
Cash	$1,969,438	$1,007,065
Note receivable	750,000	750,000
Prepaid expenses and other current assets	94,174	42,894
Security deposits	15,000	15,000
Total current assets	2,828,612	1,814,959

Note receivable	2,900,000	—
Website development costs and intangible assets, net	778,183	772,069
Total assets	$6,506,795	$2,587,028

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Line of credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	264,030	262,493
Other current liabilities	138,734	153,648
Convertible promissory notes - related party	—	1,409,326
Total current liabilities	1,595,764	3,018,467

Deferred gain	2,900,000	—
Total liabilities	4,495,764	3,018,467

Commitments and contingencies

Stockholders’ equity (deficit)
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 0 and 1,869,611 shares issued and outstanding at August 31, 2017 and February 28, 2017, respectively	—	18,696
Common stock, $0.00001 par value; 500,000,000 shares authorized; 17,453,432 and 11,133,938 shares issued and outstanding at August 31, 2017 and February 28, 2017, respectively	174	111
Additional paid-in-capital	105,169,490	100,209,386
Accumulated deficit	(103,158,633)	(100,659,632)
Total stockholders’ equity (deficit)	2,011,031	(431,439)
Total liabilities and stockholders’ equity (deficit)	$6,506,795	$2,587,028

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016

Revenues
Travel and commission revenues	$112,798	$176,770	$268,844	$271,869
Total revenues	112,798	176,770	268,844	271,869

Operating expenses
General and administrative	493,789	179,015	715,820	1,018,528
Stock-based compensation	406,190	196,237	343,823	307,923
Salaries and benefits	397,264	381,739	1,005,453	891,681
Technology and development	318,296	—	318,296	—
Cost of revenues	79,580	128,521	190,497	196,209
Selling and promotions	12,246	22	28,602	29,448
Total operating expenses	1,707,365	885,534	2,602,491	2,443,789

Operating loss	(1,594,567)	(708,764)	(2,333,647)	(2,171,920)

Other income (expense)
Gain on sales of investments	—	133,808	—	245,958
Interest income	150	—	150	—
Other income	—	281	—	281
Interest expense	(105,997)	(63,480)	(165,504)	(123,397)
Gain (loss) on extinguishment of debt	—	(186,357)	—	97,943
Loss on legal settlement	—	(81,832)	—	(81,832)
Total other income (expense)	(105,847)	(197,580)	(165,354)	138,953

Net loss	$(1,700,414)	$(906,344)	$(2,499,001)	$(2,032,967)

Weighted average number of common shares outstanding	13,396,223	7,874,298	12,359,122	7,454,850

Basic and diluted net loss per share	$(0.13)	$(0.12)	$(0.20)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	August 31,	August 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,499,001)	$(2,032,967)

Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation and consulting fees	343,824	307,923
Amortization of intangibles and depreciation	70,385	414,897
Gain on sale of consolidated affiliate	—	(245,958)
Gain on extinguishment of debt	—	(97,943)
Changes in operating assets and liabilities:
Decrease in security deposits	—	3,206
Increase in prepaid expenses and other current assets	(51,280)	(15,531)
(Decrease) increase in accounts payable and accrued expenses	1,538	(230,866)
Decrease in other current liabilities	(14,914)	(157,587)
Net cash used in operating activities	(2,149,448)	(2,054,826)

Cash flows from investing activities:
Payments related to website development costs	(76,500)	(276,730)
Net cash used in investing activities	(76,500)	(276,730)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,048,433	1,260,100
Proceeds from exercise of warrants	139,888	457,381
Proceeds from line of credit, net	—	996,000
Principal payments against convertible promissory notes	—	(214,582)
Payments on shareholder loans, net	—	(3,560)
Net cash provided by financing activities	3,188,321	2,495,339

Net increase in cash	962,373	163,783

Cash at beginning of period	1,007,065	137,944

Cash at end of period	$1,969,438	$301,727

Supplemental disclosure:
Cash paid for interest	$120,504	$143,616

Non-cash transactions:
Settlement of accrued interest with stock	$—	$14,000
Shares/warrants issued for conversions of debt to equity	$1,409,319	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. As an added feature to our ALR offerings, we also provide access to airline, car rental, hotel, cruise and activities products along with concierge tours and activities, at the destinations, that are catered to the traveler through our Maupintour products.

We provide a vacation rental platform with auxiliary services so travelers can purchase vacations through our websites that include NextTrip.com, Maupintour.com and EXVG.com or through distributors of the Company’s ALRs, while providing inquiries and bookings to property owners and managers. NextTrip serves three major constituents: (1) property owners and managers, (2) travelers, and (3) other distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential net rate for each booking and, in return, their properties are listed for free as an available ALR on NextTrip.com (as well as other distributors of the Company’s ALRs). Travelers visit NextTrip.com (as well as other distributors of the Company’s ALRs) and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

Monaker is a technology driven travel company with ALR products as its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as other distributors of Monaker’s ALRs. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. Monaker has video content, key industry relationships and a prestigious Travel Brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

Monaker sells travel services to leisure and corporate customers around the world. The primary focus is on providing ALR options as well as providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and also as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides proprietary videos that present travelers with information about travel destinations, maps and other travel details. In May 2017, the Company introduced its new Travel Platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a combination of proprietary and licensed technology (described below) that connects and searches large travel suppliers of alternative lodging inventories to present to consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

The Company sells its travel services through various distribution channels including (i) direct to consumers through its websites (NextTrip.com and EXVG.com), its mobile application (“app”), and a toll-free telephone number designed to assist customers with complex or high-priced offerings of Maupintour and, (ii) the Company plans to provide real-time bookable ALRs to other distributors (such as other travel companies’ websites and networks of third-party travel agents) who will sell the ALRs to their customers.

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

The results of operations for the six months ended August 31, 2017, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2018.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at August 31, 2017 and February 28, 2017.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the six months ended August 31, 2017 and the year ended February 28, 2017, all software has been placed in service and all costs associated with the software development have been expensed.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the six months ended August 31, 2017 and 2016, respectively. Intangible assets that have finite useful lives are amortized over their useful lives once placed into service. During the period ended August 31, 2017, the Company’s website has been deployed. The Company incurred amortization expense of $70,385 and $414,897 on its intangible assets, website, for the six months ended August 31, 2017 and 2016, respectively.

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

Based upon ASC 815-25, the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible debentures. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Reclassification

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2017. The reclassifications have no impact on net loss.

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with earlier adoption permitted. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note 2 – Note Receivable

Current

On December 22, 2014, we advanced $15,000 to a non-related third party debtor and signed a one year, six percent (6%) promissory note in the amount of $15,000. The entire principal balance of this note was rolled into and became part of the consideration paid for the purchase of our 51% membership interest in Name Your Fee, LLC, including approximately $1,000,000 in intangible assets. Our interest in Name Your Fee, LLC was sold on May 16, 2016, to the same non-related third party, for cancellation of $45,000 in notes (including the $15,000 note described above) and a promissory note in the amount of $750,000 (see also Note 4).

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork Industries, Inc. (“Bettwork”) and Crystal Falls Investments, LLC (“Crystal Falls”), which entity purchased our 51% membership interest in Name Your Fee, LLC in May 2016, in consideration for among other things, $750,000 evidenced by a Promissory Note (the “Name Your Fee Note”). Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allows us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share.

Long-term

Effective on August 31, 2017, we entered into a Purchase Agreement (the “Purchase Agreement”) with Bettwork. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”. Pursuant to the Purchase Agreement, we sold Bettwork:

(a)	our 71.5% membership interest in Voyages North America, LLC, a Delaware limited liability company (“Voyages”), including the voyage.tv website and 16,000 hours of destination and promotional videos;

(b)	our 10% ownership in Launch360 Media, Inc., a Nevada corporation (“Launch360”);

(c)	Rights to broadcast television commercials for 60 minutes every day on R&R TV network stations which rights remain in place until the earlier of (i) the date the shares of Launch360 are no longer held by Bettwork; and (ii) the date that Launch360 no longer has rights to broadcast television commercials on R&R TV network stations, for whatever reason; and

(d)	Our Technology Platform for Home & Away Club and supporting I.C.E. partnership (collectively (a) through (d), the “Assets”).

Bettwork agreed to pay $2.9 million for the Assets, payable in the form of a Secured Convertible Promissory Note (the “Secured Note”). The amount owed under the Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default.

Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well).

The repayment of the Secured Note is secured by a first priority security interest in all of the Assets.

Note 3 – Investment in Equity Instruments and Deconsolidation

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of August 31, 2017 and February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Media Group, Inc. (RealBiz) Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, notwithstanding RealBiz’s attempt in January 2017 to cancel the majority of such shares as discussed below and the pending litigation in connection therewith. This interest, along with a net receivable balance due, has been written down to zero ($0) as of August 31, 2017 and February 28, 2017 to reflect the realizable value of this investment and asset.

On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. On January 18, 2017, RealBiz unilaterally cancelled all shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978-DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares, which action is still pending.

Note 4 – Acquisitions and Dispositions

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on May 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of the note is due on May 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by July 14, 2018). As of August 31, 2017, the outstanding balance is $750,000.

On August 31, 2017, we entered into the Assignment described in greater detail in Note 2 above, with Bettwork and Crystal Falls, which entity purchased our 51% membership interest in Name Your Fee, LLC in May 2016, in consideration for among other things, the $750,000 Name Your Fee Note. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allows us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share.

Note 5 – Line of Credit and Other Notes Payable

The following table sets forth the line of credit and other notes payable as of August 31, 2017 and February 28, 2017:

	Principal
Line of Credit	August 31, 2017	February 28, 2017
On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remain unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit with Republic originally entered into in June 2016. The Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through August 31, 2017, we have made draws of $1,193,000 under the line of credit.	1,193,000	1,193,000
	$1,193,000	$1,193,000

Interest charged to operations relating to the above line of credit note was $30,256 and $5,236, respectively, for the six months ended August 31, 2017 and 2016.

As of August 31, 2017, accrued interest is $0 and was $0 as of February 28, 2017. Interest obligations on the line of credit are current.

On July 20, 2017, we entered into a $75,000 short term demand loan with a stated interest rate of 6% per annum for funds received from In Room Retail, Inc., which is owned by William Kerby, CEO and Chairman of the Company. This demand loan was repaid on August 9, 2017.

Interest charged to operations relating to the above note was $248 and $0, respectively, for the six months ended August 31, 2017 and 2016.

Note 6 – Convertible Promissory Notes

As of August 31, 2017, the Company had a convertible promissory note with Mr. Mark Wilton, who was then a greater than 5% shareholder and is treated as a related party. The convertible promissory note, maturing December 1, 2017, was in the amount of $0 and $1,409,326 as of August 31, 2017 and February 28, 2017, respectively, has an interest rate of 6% per annum and a fixed conversion rate if converted by Mr. Wilton of $5.00 per share, provided the Company also had the right to force conversion of the notes into common stock at a conversion price equal to 80% of the 5 day trailing average closing price of our common stock prior to conversion.

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company. Pursuant to the Debt Conversion Agreement, we converted various promissory notes which Mr. Wilton held in the Company, which had an aggregate principal balance of $1,409,326 and were due and payable on December 17, 2017, into 704,663 shares of our restricted common stock. The conversion was undertaken pursuant to the forced conversion terms of the Wilton Notes, which allowed us to force the conversion of the Wilton Notes into common stock at a conversion price equal to 80% of the 5 day trailing average closing price of our common stock prior to conversion. Additionally, pursuant to the Debt Conversion Agreement, we agreed to pay Mr. Wilton $45,000 in cash, payable at the rate of $15,000 per month in September, October and November, 2017, and Mr. Wilton agreed (a) to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company, and (b) to not transfer any of the voting shares which he held, subject to certain exceptions, until the earlier of August 22, 2020 and the date we provide Mr. Wilton notice of the termination of such voting proxy. We and Mr. Wilton also provided each other general releases pursuant to the Debt Conversion Agreement.

During the six months ended August 31, 2017 and 2016, the Company recognized interest expense of $90,000 and $90,000, respectively.

Note 7 – Deferred Gain

On August 31, 2017 we sold non-core assets for $2,900,000 (with a net book value of $0) which included our 71.5% membership interest in Voyages North America, LLC, our 10% ownership in Launch360 Media, Inc., rights to broadcast television commercials for 60 minutes every day on R&R TV network stations and our technology platform for Home & Away Club (as described in Note 2 of the financial statements included herein and in greater detail below under (as described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Recent Significant Funding Transactions” – “Bettwork Purchase Agreement, Secured Note and Assignment and Novation”).

The gain on the sale of the non-core assets (described above) is a deferred revenue until such time as Bettwork completes its filings of current financial information with the OTC Markets and further implements its business plans.

Note 8 – Stockholders’ Equity

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

On September 22, 2017, we filed Certificate of Withdrawal of Certificate of Designations relating to our Series B, Series C and Series D Preferred Stock and terminated the designation of our Series B, Series C and Series D Preferred Stock. The designations previously included (a) 3,000,000 shares of preferred stock designated as Non-Voting Series B 10% Cumulative Convertible Preferred Stock; (b) 3,000,000 shares of preferred stock designated as Non-Voting Series C 10% Cumulative Convertible Preferred Stock; and (c) 3,000,000 shares of preferred stock designated as Non-Voting Series D 10% Cumulative Convertible Preferred Stock. The Certificate of Withdrawal of Certificate of Designations did not affect the Company’s previously designated shares of Series A 10% Cumulative Convertible Preferred Stock.

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

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 3,789,222 shares of common stock of the Company, which conversions were effective July 28, 2017.

Dividends in arrears on the outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,025,233 as of July 31, 2017 (date the Series A Preferred Stock shares were converted to common stock) and February 28, 2017, respectively. These dividends will only be payable when and if declared by the Board.

The Company had 0 and 1,869,611 shares of Series A Preferred Stock issued and outstanding as of August 31, 2017 and February 28, 2017.

Common Stock

During the six months ended August 31, 2017, the Company:

●	Sold 1,712,500 shares of common stock and 1,532,500 warrants to purchase1,532,500 shares of common stock with an exercise price of $2 per share (“Warrants”), for gross proceeds of $3,425,000. The cost of capital was $376,567 and net proceeds were $3,048,433 in the private transactions.
●	Issued 255,300 shares of common stock, valued at $657,278 for stock compensation.
●	Issued 75,444 shares of common stock for $139,888 in connection with the exercise of warrants.
●	Issued 3,739,222 shares of common stock, in connection with a conversion of 1,869,611 Series A Preferred Stock shares.
●	Issued 704,663 shares of common stock, valued at $1,409,326 in connection with the conversion of a convertible note.

●	Retired 167,635 shares of common stock valued at $450,945 in connection with the settlement of a financial advisory agreement. In May 2017, we entered into a settlement agreement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firm’s inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded a $450,945 credit to stock compensation in May 2017 as a result of the settlement.

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement “Purchase Agreement,” with certain accredited investors named therein (collectively, the “Purchasers”). Under the terms of the Purchase Agreement, which closed on August 11, 2017, the Company sold the Purchasers 1,532,500 shares of the Company’s common stock and warrants to purchase 1,532,500 shares of common stock. The common stock and warrants are in the table above.

In connection with the aforementioned Common Stock and Warrant Purchase Agreement, the Company agreed that until August 11, 2018, if the Company or any subsidiary thereof issues or agrees to issue any (i) common stock or (ii) any securities of the Company or the subsidiary that would entitle the holder thereof to acquire at any time common stock, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time directly or indirectly convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, common stock, except for certain Exempt Issuances (defined below), entitling any person or entity to acquire shares of common stock at an effective price per share less than $2.00, within three trading days of the date thereof we are required to issue to such Purchaser additional shares of common stock based on the formula set forth in the Purchase Agreement.

The exercise price of the Warrants is $2.10 per share, subject to adjustment as provided therein, and the Warrants are exercisable beginning on July 31, 2017 through July 30, 2022. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, and will also be subject to anti-dilution adjustments in the event the Company issues or is deemed to have issued any securities below the then exercise price of the Warrants, subject to certain exceptions (i.e., the Exempt Issuances, described below), during the 12 months following the closing date.

In connection with the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC (the “Registration Statement”) within 45 days following the closing of the offering (which date was September 25, 2017, and which Registration Statement was timely filed) to register the resale of the Shares and Warrant Shares and to cause the Registration Statement to become effective within 120 days following the closing of the offering (which date is December 9, 2017), subject to penalties as described in the Purchase Agreement.

Pursuant to the Purchase Agreement, we agreed that we will not, and we will ensure that our directors and officers and their affiliates will not, without the prior written consent of all Purchasers, from the date of execution of the Purchase Agreement and continuing to and including the date 90 days after the effective date of the registration statement, of which this prospectus forms a part (the “Lock-Up Period”), (A) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (B) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock, whether any such transaction described in clause (A) or (B) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, however, the Company may conduct an Exempt Issuance (as defined below) without the prior written consent of all Purchasers. “Exempt Issuance” means the issuance of (a) shares of common stock or options to employees, consultants, officers or directors of the Company pursuant to any stock or option plan duly adopted by a majority of the non-employee members of the board of directors of the Company or a majority of the members of a committee of non-employee directors established for such purpose, (b) securities upon the exercise of or conversion of any convertible securities, options or warrants issued and outstanding on the date of the Purchase Agreement, provided that such securities have not been amended since the date of the Purchase Agreement to increase the number of such securities or to decrease the exercise or conversion price of any such securities, and (c) securities issued pursuant to acquisitions or strategic transactions, provided any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

Pursuant to the Purchase Agreement, we agreed that until the 12 month anniversary of the closing of the Offering, i.e., August 11, 2018, if the Company or any subsidiary thereof issues or agrees to issue any (i) common stock or (ii) any securities of the Company or the subsidiary that would entitle the holder thereof to acquire at any time common stock, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time directly or indirectly convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, common stock, except for the Exempt Issuances, entitling any person or entity to acquire shares of common stock at an effective price per share less than $2.00, within three trading days of the date thereof the Company is required to issue to such Purchaser additional shares of common stock based on the formula set forth in the Purchase Agreement.

The Purchase Agreement also requires the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date is October 10, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date is December 9, 2017).

The Company had 17,453,432 and 11,133,938 shares of common stock issued and outstanding as of August 31, 2017 and February 28, 2017, respectively.

Common Stock Warrants

During the six months ended August 31, 2017, the Company granted a total of 55,300 warrants for services with a fair value of $131,925. The fair value was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.42% (ii) estimated volatility of 291% (iii) dividend yield of 0.00%, and (iv) expected life of the warrants of 3 - 5 years.

The following table sets forth common stock purchase warrants outstanding as of August 31, 2017 and February 28, 2017, and changes in such warrants outstanding for the three months ended August 31, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2017	2,020,088	$2.24
Warrants granted	1,901,869	$4.71
Warrants exercised/cancelled/expired	(901,212)	$(1.31)
Outstanding, August 31, 2017	3,020,745	$4.07

Common stock issuable upon exercise of warrants	3,020,745	$4.07

As of August 31, 2017, there were 3,020,745 warrants outstanding with a weighted average exercise price of $4.07 and weighted average life of 4.40 years. During the six months ended August 31, 2017, the Company granted 1,901,869 warrants to purchase 1,901,869 shares of common stock – 131,925 warrants for consulting fees, 180,000 warrants in connection with common stock subscriptions, 57,444 extended warrants after expiration and 1,532,500 warrants in connection with a Common Stock and Warrant Purchase Agreement entered into on July 31, 2017, as described in greater detail above. The 131,925 warrants include 76,625 warrants that were issued to the placement agents for raising capital.

Note 9 – Related Party Transactions

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 3,789,222 shares of common stock of the Company, which conversions were effective July 28, 2017.

Furthermore, officers and directors of the Company and their affiliates had to invest at least an aggregate of $500,000 into the Company on the same terms as the accredited investors. In connection therewith, William Kerby, the Chief Executive Officer and Chairman of the Company, purchased $50,000 of the Securities (25,000 shares of common stock and Warrants); Simon Orange, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (87,500 shares of common stock and Warrants); Donald Monaco, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (87,500 shares of common stock and Warrants); Pat LaVecchia, a member of the Board of Directors of the Company, purchased $10,000 of the Securities (5,000 shares of common stock and Warrants); and Robert J. Post, a member of the Board of Directors of the Company, purchased $25,000 of the Securities (12,500 shares of common stock and Warrants). Additionally, Stephen Romsdahl, a significant stockholder of the Company, purchased $50,000 of the Securities (25,000 shares of common stock and Warrants) and another non-related party, who is a key distributor of the Company, purchased $100,000 of the Securities (50,000 shares of common stock and Warrants).

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company. Pursuant to the Debt Conversion Agreement, we converted various promissory notes which Mr. Wilton held in the Company, which had an aggregate principal balance of $1,409,326 and were due and payable on December 17, 2017, into 704,663 shares of our restricted common stock. Additionally, we agreed to pay Mr. Wilton $45,000 in cash, payable at the rate of $15,000 per month in September, October and November, 2017.

Note 10 – Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. The rent for the six months ended August 31, 2017 and 2016 was $40,470 and $39,002, respectively.

Our future minimum rental payments through February 28, 2018 amount to $66,132.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			February 28, 2020
	February 28,	February 28,	and
	2018	2019	thereafter	Totals
Leases	$40,572	$27,583	$—	$68,155
Other	25,560	8,700	2,450	36,710
Totals	$66,132	$36,283	$2,450	$104,865

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

Case No.: 16-24978-CIV-GRAHAM

On November 16, 2016, RealBiz cancelled the 44,470,101 Series A preferred shares and 10,359,892 common shares which were held by the Company in connection with an alleged over issuance of common shares relating to the conversion of Monaker’s dual convertible preferred shares.

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

The Company seeks to reverse all actions taken by RealBiz that adversely and materially affected its rights under the Company’s preferred stock in RealBiz subsequent to the termination and cancellation of our stock or in the alternative obtain damages for terminating and cancelling our stock.

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

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, in The Court of Chancery of The State of Delaware seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2017 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand is, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether the RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz has declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company is no longer a shareholder of RealBiz, and has insisted instead that Monaker serve a second request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG, currently pending in the Southern District of Florida (the “Florida Action”).

Case No.: 2017-0351

On May 8, 2017, we filed a lawsuit in The Court of Chancery of The State of Delaware against Alex Aliksanyan, Thomas Grbelja, Keith White, Warren Kettlewell, Anshu Bhatnagar (collectively, the “Director Defendants”, each former directors of non-party RealBiz) and AST. The action against the Director Defendants is for damages for breaching their fiduciary duties to Monaker and the action against AST is for aiding and abetting those breaches. The suit alleges that the Director Defendants acted in concert to dilute and terminate Monaker’s ownership interest in and control of RealBiz to enrich themselves. The suit also alleges that the Director Defendants entered into self-serving agreements, issued securities below the stated value of the preferred stock as well as the sale of common stock at a substantial discount to the market value and improperly terminated and cancelled Monaker’s preferred and common stock in RealBiz. Finally, the suit alleges that AST aided and abetted the Defendants Directors in converting and eliminating Monaker’s beneficial ownership in RealBiz securities.

Case No.: 2017-0189-JRS

On March 14, 2017, the Company filed a verified complaint in the Court of Chancery of the State of Delaware, seeking to exercise its statutory right to review books and records of RealBiz.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

Contractual Settlement

In May 2017, we entered into a settlement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firms inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded $450,945 credit to stock compensation in May 2017 as a result of the settlement.

Note 11 – Business Segment Reporting

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

Note 12 – Subsequent Events

Effective on September 1, 2017, we entered into an Engagement Agreement with A-Tech, LLC, a third-party consultant. Pursuant to the Engagement Agreement, the consultant agreed to provide the Company consulting services in connection with the Company’s planned up-listing to NASDAQ, to introduce investor relations firms to the Company, and if requested, consult with the Company in connection with the acquisition and development of vacation rental homes. The Engagement Agreement has a term of 12 months, renewable thereafter for additional three month periods in the event both parties agree in writing. The Company agreed to pay the consultant total compensation of $180,000 during the 12 month initial term of the agreement, payable at the rate of $15,000 per month.

On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit with Republic originally entered into in June 2016 and amended from time to time. The line of credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018 (previously the amounts due under the line of credit were due on September 13, 2017). Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through August 31, 2017, we have made draws of $1,193,000 under the line of credit.

On September 19, 2017, we issued 20,000 shares of common stock, valued at $35,200, for payment due pursuant to the terms of a three month consulting agreement originally entered into on June 30, 2016, to be effective July 1, 2016, as extended on September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017.

On September 22, 2017, we filed Certificate of Withdrawal of Certificate of Designations relating to our Series B, Series C and Series D Preferred Stock and terminated the designation of our Series B, Series C and Series D Preferred Stock. The designations previously included (a) 3,000,000 shares of preferred stock designated as Non-Voting Series B 10% Cumulative Convertible Preferred Stock; (b) 3,000,000 shares of preferred stock designated as Non-Voting Series C 10% Cumulative Convertible Preferred Stock; and (c) 3,000,000 shares of preferred stock designated as Non-Voting Series D 10% Cumulative Convertible Preferred Stock. The Certificate of Withdrawal of Certificate of Designations did not affect the Company’s previously designated shares of Series A 10% Cumulative Convertible Preferred Stock.

Effective on September 13, 2017, the holders of 9,437,131 shares of the Company’s common stock, representing 54.0% of the outstanding shares of the Company’s common stock as of such date, executed a written consent in lieu of the 2017 annual meeting of stockholders (the “Majority Stockholder Consent”), approving the following matters, which had previously been approved by the Board of directors of the Company on August 25, 2017, and recommended to be presented to the majority stockholders for their approval by the Board of Directors on the same date: (1) the re-appointment of all seven members of our Board of Directors (the “Board”); (2) the adoption of the Monaker Group, Inc. 2017 Equity Incentive Plan (the “Plan”); (3) authority for our Board of Directors, without further stockholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-one and one-for-four, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders; (4) the appointment of LBB & Associates Ltd, LLP as our independent registered public accounting firm; (5) an advisory vote on the frequency of an advisory vote on executive compensation; and (6) an advisory vote on executive compensation.

Pursuant to SEC rules and regulations the items described above as approved by the Majority Stockholder Consent, no earlier than forty (40) days after the date notice of the internet availability of such Information Statement materials is first sent to stockholders, which we expect to be on or approximately October 26, 2017.

The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company. The Plan will provide an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors (or the Compensation Committee) may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board of Directors (or the Compensation Committee) in its discretion shall deem relevant. Incentive stock options granted under the Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the Plan are not intended to qualify as incentive stock options under the Code. See “Federal Income Tax Consequences” below for a discussion of the principal federal income tax consequences of awards under the Plan. No incentive stock option may be granted under the Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of our Company or any affiliate of our Company, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 1,250,000 shares. Such shares of common stock shall be made available from the authorized and unissued shares of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2017, found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on May 8, 2017 are those that depend most heavily on these judgments and estimates. As of August 31, 2017, there had been no material changes to any of the critical accounting policies contained therein.

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest) and Voyages North America, LLC (72.5% interest sold on August 31, 2017).

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

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the market for our products and services in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Overview

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate an online marketplace for the alternative lodging rental industry. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, villas and cabins, that property owners and managers rent to the public on a nightly, weekly or monthly basis. As an added feature to our ALR offerings, we also provide access to airline, car rental, hotel, cruise and activities products along with concierge tours and activities, at the destinations, that are catered to the traveler through our Maupintour products.

We provide a vacation rental platform with auxiliary services so travelers can purchase vacations through our websites that include NextTrip.com, Maupintour.com and EXVG.com and through distributors of the Company’s ALRs, while providing inquiries and bookings to property owners and managers. NextTrip serves three major constituents: (1) property owners and managers, (2) travelers, and (3) other distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential net rate for each booking and, in return, their properties are listed for free as an available ALR on NextTrip.com (as well as other distributors of the Company’s ALRs). Travelers visit NextTrip.com (as well as other distributors of the Company’s ALRs) and are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

Monaker is a technology driven travel company with ALR products as its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as other distributors of Monaker’s ALRs. Monaker’s services include critical elements such as technology, trusted brands and established partnerships that enhance product offerings and reach. Monaker has video content, key industry relationships and a prestigious Travel Brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

Summary

Monaker sells travel services to leisure and corporate customers around the world. The primary focus is on providing ALR options as well as providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services individually as well as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides proprietary videos that present travelers with information about travel destinations, maps and other travel details. In May 2017, the Company introduced its new Travel Platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a combination of proprietary and licensed technology (described below) that connects and searches large travel suppliers of alternative lodging inventories which allow consumers the ability to choose from comprehensive and optimal alternatives.

The Company sells its travel services through various distribution channels including (i) direct to consumers through its websites (NextTrip.com and EXVG.com), its mobile application (“app”), and a toll-free telephone number designed to assist customers with complex or high-priced offerings of Maupintour and, (ii) the Company plans to provide real-time bookable ALRs to other distributors (such as other travel companies’ websites and networks of third-party travel agents) who will sell the ALRs to their customers.

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

Additional holdings include an interest in RealBiz Media Group, Inc. (“RealBiz”) of 44,470,101 RealBiz Series A Preferred Stock shares and 10,359,890 shares of RealBiz common stock which was deconsolidated on October 31, 2014 and written off as of February 29, 2016 as an unrealizable investment.

On October 31, 2014, RealBiz was deconsolidated from the Company as the Company’s interest in RealBiz had fallen from 61% to 43% and, as of August 31, 2017, the interest in RealBiz is represented by 44,470,101 RealBiz Series A Preferred Stock shares and 10,359,890 shares of RealBiz common stock, notwithstanding RealBiz’s attempt in January 2017 to cancel the majority of such shares as discussed below and the pending litigation in connection therewith. In addition, the Company is owed in excess of $11.2 million in funds as a net receivable balance due from RealBiz for amounts paid for the benefits and services provided by the Company on behalf of RealBiz. Both the shares and the net receivable have been written down to zero ($0) as of August 31, 2017 and February 28, 2017, to reflect the realizable value of this investment and asset. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated.

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

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2017 Compared to the Three Months Ended August 31, 2016

Revenues

Our total revenues decreased 36% to $112,798 for the three months ended August 31, 2017, compared to $176,770 for the three months ended August 31, 2016, a decrease of $63,972. The decrease in sales is mainly due to a decrease in the amount of travel trips being fulfilled for our luxury tour operations in the summer months. These tour operations provide escorted and independent tours worldwide to upscale travelers. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations with significant suppliers have been completed and the NextTrip.com platform is functioning optimally; as of August 31, 2017, the NextTrip.com website has been launched and marketing efforts for both NextTrip.com and tour operations are planned to commence during the third fiscal quarter ending November 30, 2017.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses increased 93% to $1,707,365 for the three months ended August 31, 2017, compared to $885,534 for the three months ended August 31, 2016, an increase of $821,831. This increase was mainly attributable to (i) the increase in technology and development expenses, which increased $318,296 compared to $0 for the three months ended August 31, 2016, as our platform became active in May 2017 and related costs were expensed thereafter and, (ii) the increase in general and administrative expenses and stock-based compensation, of $524,727 or 140%, to $899,979 for the three months ended August 31, 2017, compared to $375,252 for the three months ended August 31, 2016, due to increases in investor relations consulting fees and professional fees including legal fees associated with our litigation with RealBiz and the increase in stock-based compensation of $209,953. These aforementioned increases were offset by a decrease in cost of sales of $48,941 or 38%, to $79,580 for the three months ended August 31, 2017, compared to $128,521 for the three months ended August 31, 2016, due to the decrease in tours being fulfilled described above.

Other Income (Expenses)

Our other income (expenses) include gain on sale of investments, interest income, other income, interest expense, gain (loss) on extinguishment of debt and loss on legal settlement.

Our other expense decreased to $105,847 for the three months ended August 31, 2017, compared to other expenses of $197,580 for the three months ended August 31, 2016, a decrease of $91,733. The decrease is mainly attributable to decreases of $186,357 in loss on extinguishment of debt, from $186,357 for the three months ended August 31, 2016, to $0, for the three months ended August 31, 2017, and a decrease of $81,832 in loss on legal settlement, to $0 for the three months ended August 31, 2017, compared to $81,832 for the three months ended August 31, 2016, due to the one-time payment of an arbitration award on June 2, 2016. These aforementioned increases were offset by a decrease in gain on sales of investment which decreased to $0 for the three months ended August 31, 2017, compared to $133,808 for three months ended August 31, 2016 and an increase of interest income to $150 for the three months ended August 31, 2017, compared to $0 for three months ended August 31, 2016, due to the earnings in the escrow account related to the Common Stock and Warrant Purchase Agreement dated July 31, 2017.

Net Loss

We had net loss of $1,700,414 for the three months ended August 31, 2017, compared to a net loss of $906,344 for the three months ended August 31, 2016, an increase in net loss of $794,070 or 88% from the prior period. The increase in net loss was primarily due to an increase of $524,727 in general and administrative expenses and stock-based compensation and the increase in of $318,296 in technology and development expenses, as described in greater detail above

For the Six months Ended August 31, 2017 Compared to the Six months Ended August 31, 2016

Revenues

Our total revenues decreased 1% to $268,844 for the six months ended August 31, 2017 compared to $271,869 for the six months ended August 31, 2016, a decrease of $3,025. The decrease in sales is mainly due to a decrease in the amount of travel trips being fulfilled for our luxury tour operations in the summer months. These tour operations provide escorted and independent tours worldwide to upscale travelers. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations with significant suppliers have been completed and the NextTrip.com platform is functioning optimally; as of August 31, 2017, the NextTrip.com website has been launched and marketing efforts for both NextTrip.com and tour operations are planned to commence during the third fiscal quarter ending November 30, 2017.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses increased 6% to $2,602,491 for the six months ended August 31, 2017, compared to $2,443,789 for the six months ended August 31, 2016, an increase of $158,702. This increase was mainly attributable to (i) an increase in technology and development expenses, which increased to $318,296 for the six months ended August 31, 2017, compared to $0 for the six months ended August 31, 2016, as the platform became active in May 2017 and related costs were expensed thereafter and,(ii) an increase in salaries and benefits, which increased to $1,005,453 for the six months ended August 31, 2017, compared to $891,681 for the six months ended August 31, 2016. These aforementioned increases were offset by an decrease in general and administrative expenses and stock-based compensation of $266,808 or 20%, to $1,059,643 for the six months ended August 31, 2017, compared to $1,326,451 for the six months ended August 31, 2016, due to increases in investor relations consulting fees and professional fees, stock-based compensation increased $35,900, including legal fees associated with litigation with RealBiz as well as the $450,945 credit from the settlement of the failed financial advisory agreement, and a significant reduction in amortization expense of website development and related intangibles for platforms that were written-off as of fiscal year end February 28, 2017.

Other Income (Expenses)

Our other income (expenses) include gain on sale of investments, interest income, other income, interest expense, gain (loss) on extinguishment of debt and loss on legal settlement.

Our other income decreased other expense of $165,354 for the six months ended August 31, 2017, compared other income of $138,953 for the six months ended August 31, 2016, a decrease of $304,307. The decrease is mainly attributable to the gain on sales of investment which decreased to $0 for the six months ended August 31, 2017, compared to $245,958 for the six months ended August 31, 2016 which was in connection with the sale of the 51% membership interest in Name Your Fee, LLC and an increase in interest expense which increased 34% to $165,504 for the six months ended August 31, 2017, compared to $123,397 for six months ended August 31, 2016, an increase of $42,107, which is due primarily to the conversion, in November 2016, of a promissory note to equity that was outstanding as of August 31, 2016. These aforementioned increases were offset by (i) an increase of interest income to $150 for the six months ended August 31, 2017, compared to $0 for six months ended August 31, 2016, due to the earnings in the escrow account related to the Common Stock and Warrant Purchase Agreement of July 31, 2017, (ii) the decrease in gain on extinguishment of debt decreased to $0 for the six months ended August 31, 2017, compared to $97,943 for the six months ended August 31, 2016. Gain on extinguishment of debt was in connection with settlement of outstanding debts for discounted amounts which were offset by honoring debt obligations related to an entity (Next 1 Network, Inc.) that was sold in January 2016 and, (iii) the decrease in loss on legal settlements to $0 for the six months ended August 31, 2017, compared to $81,832 for the six months ended August 31, 2016, due to the payment of an arbitration award on June 2, 2016.

Net Loss

We had net loss of $2,499,001 for the six months ended August 31, 2017, compared to a net loss of $2,032,967 for the six months ended August 31, 2016, an increase in net loss of $466,034 or 23% from the prior period. The increase in net loss was primarily due to an increase in technology and development expenses of $318,296, an increase in salaries and benefits of $113,772, as described in greater detail above.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2018	February 28, 2019	February 28, 2020 and thereafter	Totals
Leases	$40,572	$27,583	$—	$68,155
Other	25,560	8,700	2,450	36,710
Totals	$66,132	$36,283	$2,450	$104,865

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Liquidity and Capital Resources

As of August 31, 2017, we had $1,969,438 of cash on-hand, an increase of $962,373 compared to the $1,007,065 of cash on hand we had at the start of fiscal 2018. The increase in cash was due primarily to the funds raised on August 11, 2017, through a Common Stock and Warrant Purchase Agreement (as described below under “Recent Significant Funding Transactions” – “Private Placement Offering”), which was primarily offset by payments of operating expenses and website development costs during the six months ended August 31, 2017.

As of August 31, 2017, we had total current liabilities of $1,595,764, consisting of a line of credit facility of $1,193,000 from Republic Bank, accounts payable and accrued expenses of $264,030 and other current liabilities of $138,734. We can satisfy these amounts from current assets of $2,828,612 which includes the $1,969,438 in cash.

We had working capital of $1,232,848 as of August 31, 2017 and an accumulated deficit of $103,158,633.

Net cash used in operating activities was $2,149,448 for the six months ended August 31, 2017, compared to $2,054,826 for the six months ended August 31, 2016, an increase of $94,622. This increase was primarily due to cash payment for general and administrative expenses. In May 2017, we entered into a settlement agreement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firm’s inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded a $450,945 credit to stock compensation in May 2017 as a result of the settlement.

Net cash used in investing activities was $76,500 and $276,730 for the six months ended August 31, 2017 and 2016, respectively which was primarily the result of the capitalized website development costs.

Net cash provided by financing activities increased $692,982 to $3,188,321 for the six months ended August 31, 2017, compared to $2,495,339, for the six months ended August 31, 2016. This increase was primarily due to the net increase of proceeds from the issuance of common stock and warrants and the exercise of warrants of $3,048,433, which amount includes the proceeds received in connection with the closing of the transactions contemplated by the Common Stock and Warrant Purchase Agreement (as described below under “Recent Significant Funding Transactions” – “Private Placement Offering”).

The growth and development of our business will require a significant amount of additional working capital, provided that we currently believe that the funds raised in the July/August private placement offering described below, together with the revenues we anticipate receiving beginning at the end of October 2017, will be adequate to allow us to be self-sufficient and that we will not need to raise any additional funding in the near term to support our operations. Notwithstanding the above, in the event we need to raise additional funding in the future, such funding may not be available on terms that are acceptable to us and/or may have a dilutive effect on our existing stockholders.

We are a technology driven travel and logistics company with alternative lodging rental inventory. Our inventory consists of ALRs owned and leased by third parties which are available to rent through our websites. Core to the Company’s services are key elements including technology, an extensive film library, media distribution, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and we have carefully amassed video content, media distribution, key industry relationships and a prestigious Travel Brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

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

We currently have a monthly cash requirement of approximately $220,000, exclusive of capital expenditures. We believe that in the aggregate, it could cost several millions of dollars to support and expand the marketing and development of our travel products and services, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs. As described above, we believe that we have sufficient capital to support our operations with the funds raised in the July/August 2017 private placement offering, described below, and expected revenues which we anticipate generating at the end of October 2017. Notwithstanding the above, if we require additional funding in the future and we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity. As of August 31, 2017, we had approximately $1.6 million of current liabilities (a decrease of approximately $1.4 million from the $3.0 million of current liabilities as of February 28, 2017).

Since our inception, we have funded our operations with the proceeds from the private equity financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

Recent Significant Funding Transactions

Private Placement Offering

On August 11, 2017, the Company closed the transactions contemplated by the Common Stock and Warrant Purchase Agreement, entered into by the Company on July 31, 2017 (the “Purchase Agreement”), with certain accredited investors named therein (collectively, the “Purchasers”). Under the terms of the Purchase Agreement, the Company sold the Purchasers an aggregate of 1,532,500 shares of our common stock (the “Shares”) and 1,532,500 warrants to purchase one share of common stock (the “Offering Warrants” and together with the Shares, the “Securities”). The combined purchase price for one Share and one Offering Warrant to purchase one share of common stock in the Private Placement offering was $2.00.

Pursuant to a Placement Agency Agreement (the “Agent Agreement”) entered into with Northland Securities, Inc. (the “Agent”) on July 31, 2017, in connection with the offering, the Agent served as the Company’s exclusive placement agent for the offering. In consideration therewith, we paid the Agent 8% of the gross proceeds from the sale of the Securities ($245,200) and, for the consideration of $50, sold the Agent a warrant to purchase shares of common stock equal to 5% of the shares sold in the offering (i.e., warrants to purchase 76,625 shares of common stock)(the “Agent Warrants” and collectively with the Offering Warrants, the “Warrants”). The Company also agreed to reimburse up to $150,000 of the expenses of the Agent in connection with the offering. The Placement Agreement includes customary representations and warranties and includes indemnification rights of the Agent. The Agent is also entitled to the registration rights and liquidated damages associated therewith which the Purchasers have pursuant to the Purchase Agreement.

William Kerby, the Chief Executive Officer and Chairman of the Company, purchased $50,000 of the Securities (25,000 Shares and Offering Warrants); Simon Orange, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (87,500 Shares and Offering Warrants); Donald Monaco, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (87,500 Shares and Offering Warrants); Pat LaVecchia, a member of the Board of Directors of the Company, purchased $10,000 of the Securities (5,000 Shares and Offering Warrants); and Robert J. Post, a member of the Board of Directors of the Company, purchased $25,000 of the Securities (12,500 Shares and Offering Warrants). Additionally, Stephen Romsdahl, a significant stockholder of the Company, purchased $50,000 of the Securities (25,000 Shares and Offering Warrants) and another non-related party, who is a key distributor of the Company, purchased $100,000 of the Securities (50,000 Shares and Offering Warrants).

The exercise price of the Warrants is $2.10 per share, subject to adjustment as provided therein, and the Warrants are exercisable beginning on July 31, 2017 through July 30, 2022. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, and will also be subject to anti-dilution adjustments in the event the Company issues or is deemed to have issued any securities below the then exercise price of the Warrants, subject to certain exceptions (i.e., the Exempt Issuances, described below), during the 12 months following the closing date, each as described in greater detail in the Warrants. If after February 11, 2018, a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) is not available for the issuance or resale, as applicable, the Purchasers and the Agent, may exercise the Warrants by means of a “cashless exercise.”

Pursuant to the Purchase Agreement, we agreed that we will not, and we will ensure that our directors and officers and their affiliates will not, without the prior written consent of all Purchasers, from the date of execution of the Purchase Agreement and continuing to and including the date 90 days after the effective date of the registration statement, of which this prospectus forms a part (the “Lock-Up Period”), (A) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (B) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock, whether any such transaction described in clause (A) or (B) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, however, the Company may conduct an Exempt Issuance (as defined below) without the prior written consent of all Purchasers. “Exempt Issuance” means the issuance of (a) shares of common stock or options to employees, consultants, officers or directors of the Company pursuant to any stock or option plan duly adopted by a majority of the non-employee members of the board of directors of the Company or a majority of the members of a committee of non-employee directors established for such purpose, (b) securities upon the exercise of or conversion of any convertible securities, options or warrants issued and outstanding on the date of the Purchase Agreement, provided that such securities have not been amended since the date of the Purchase Agreement to increase the number of such securities or to decrease the exercise or conversion price of any such securities, and (c) securities issued pursuant to acquisitions or strategic transactions, provided any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

Pursuant to the Purchase Agreement, we agreed that until the 12 month anniversary of the closing of the offering, i.e., August 11, 2018, if the Company or any subsidiary thereof issues or agrees to issue any (i) common stock or (ii) any securities of the Company or the subsidiary that would entitle the holder thereof to acquire at any time common stock, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time directly or indirectly convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, common stock, except for the Exempt Issuances, entitling any person or entity to acquire shares of common stock at an effective price per share less than $2.00, within three trading days of the date thereof the Company is required to issue to such Purchaser additional shares of common stock based on the formula set forth in the Purchase Agreement.

Pursuant to the terms of the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC (the “Registration Statement”) within 45 days following the closing of the offering (which date was September 25, 2017, and which Registration Statement was timely filed) to register the resale of the Shares and Warrant Shares and to cause the Registration Statement to become effective within 120 days following the closing of the offering (which date is December 9, 2017), subject to penalties as described in the Purchase Agreement.

The Purchase Agreement also requires the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date is October 10, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date is December 9, 2017).

The aggregate net proceeds from the offering, after deducting the placement agent’s fees payable in cash (described above) and other estimated offering expenses, were approximately $2.7 million. The Company intends to use the aggregate net proceeds to expand its technology division, increase its alternative lodging rental count, and general corporate purposes.

A required term of the offering was that William Kerby, our Chief Executive Officer and Chairman, and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) beneficially owned by them into 3,789,222 shares of common stock of the Company, which conversion occurred shortly after the closing of the offering. As a result of the conversion, we no longer have any outstanding shares of preferred stock.

As additional consideration for Pacific Grove Capital LP (“Pacific Grove”), agreeing to participate in the offering as a Purchaser, the Company entered into a Board Representation Agreement with Pacific Grove. Pursuant to the Board Representation Agreement, Pacific Grove will be granted the right to designate one person to be nominated for election to the Company’s Board of Directors so long as (i) Pacific Grove together with its affiliates beneficially owns at least 4.99% of the Company’s common stock, or (ii) Pacific Grove together with its affiliates beneficially owns at least 75% of the Securities purchased in the offering. Notwithstanding its rights under the Board Representation Agreement, Pacific Grove has not provided us notice of any nominees for appointment to the Board of Directors to date.

Wilton Debt Conversion and Voting Agreement

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company (the “Debt Conversion Agreement”). Pursuant to the Debt Conversion Agreement, we converted various promissory notes which Mr. Wilton held in the Company, which had an aggregate principal balance of $1,409,326 and were due and payable on December 17, 2017 (the “Wilton Notes”), into 704,663 shares of our restricted common stock. The conversion was undertaken pursuant to the forced conversion terms of the Wilton Notes, which allowed us to force the conversion of the Wilton Notes into common stock at a conversion price equal to 80% of the 5 day trailing average closing price of our common stock prior to conversion. Additionally, pursuant to the Debt Conversion Agreement, we agreed to pay Mr. Wilton $45,000 in cash, payable at the rate of $15,000 per month in September, October and November, 2017, and Mr. Wilton agreed (a) to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company; and (b) to not transfer any of the voting shares which he held, subject to certain exceptions, until the earlier of August 22, 2020 and the date we provide Mr. Wilton notice of the termination of such voting proxy. We and Mr. Wilton also provided each other general releases pursuant to the Debt Conversion Agreement.

Bettwork Purchase Agreement, Secured Note and Assignment and Novation

Effective on August 31, 2017, we entered into a Purchase Agreement (the “Purchase Agreement”) with Bettwork Industries, Inc. (“Bettwork”). Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Pursuant to the Purchase Agreement, we sold Bettwork:

a)	our 71.5% membership interest in Voyages North America, LLC, a Delaware limited liability company (“Voyages”), including the voyage.tv website and 16,000 hours of destination and promotional videos;

b)	our 10% ownership in Launch360 Media, Inc., a Nevada corporation (“Launch360”);

c)	Rights to broadcast television commercials for 60 minutes every day on R&R TV network stations which rights remain in place until the earlier of (i) the date the shares of Launch360 are no longer held by Bettwork; and (ii) the date that Launch360 no longer has rights to broadcast television commercials on R&R TV network stations, for whatever reason; and

d)	Our Technology Platform for Home & Away Club and supporting I.C.E. partnership (collectively (a) through (d), the “Assets”).

Bettwork agreed to pay $2.9 million for the Assets, payable in the form of a Secured Convertible Promissory Note (the “Secured Note”). The amount owed under the Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default.

Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well).

The repayment of the Secured Note is secured by a first priority security interest in all of the Assets.

Bettwork and Crystal Falls Investments, LLC Assignment and Novation Agreement

Separate from the Purchase Agreement, on August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls Investments, LLC (“Crystal Falls”), which entity purchased our 51% membership interest in Name Your Fee, LLC in May 2016, in consideration for among other things, $750,000 evidenced by a Promissory Note (the “Name Your Fee Note”). Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allows us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share.

Replacement of Republic Bank Revolving Line of Credit

On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), which replaced and superseded our prior line of credit with Republic originally entered into in June 2016 and amended from time to time. The line of credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018 (previously the amounts due under the line of credit were due on September 13, 2017). Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through August 31, 2017, we have made draws of $1,193,000 under the line of credit.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of August 31, 2017, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Case No.: 16-24978-CIV-GRAHAM

On November 16, 2016, RealBiz cancelled the 44,470,101 Series A preferred shares and 10,359,892 common shares which were held by the Company in connection with an alleged over issuance of common shares relating to the conversion of Monaker’s dual convertible preferred shares.

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

The Company seeks to reverse all actions taken by RealBiz that adversely and materially affected its rights under the Company’s preferred stock in RealBiz subsequent to the termination and cancellation of our stock or in the alternative obtain damages for terminating and cancelling our stock.

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

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, in The Court of Chancery of The State of Delaware seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2017 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand is, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether the RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz has declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company is no longer a shareholder of RealBiz, and has insisted instead that Monaker serve a second request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG, currently pending in the Southern District of Florida (the “Florida Action”).

Case No.: 2017-0351

On May 8, 2017, we filed a lawsuit in The Court of Chancery of The State of Delaware against Alex Aliksanyan, Thomas Grbelja, Keith White, Warren Kettlewell, Anshu Bhatnagar (collectively, the “Director Defendants”, each former directors of non-party RealBiz) and AST. The action against the Director Defendants is for damages for breaching their fiduciary duties to Monaker and the action against AST is for aiding and abetting those breaches. The suit alleges that the Director Defendants acted in concert to dilute and terminate Monaker’s ownership interest in and control of RealBiz to enrich themselves. The suit also alleges that the Director Defendants entered into self-serving agreements, issued securities below the stated value of the preferred stock as well as the sale of common stock at a substantial discount to the market value and improperly terminated and cancelled Monaker’s preferred and common stock in RealBiz. Finally, the suit alleges that AST aided and abetted the Defendants Directors in converting and eliminating Monaker’s beneficial ownership in RealBiz securities.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

Contractual Settlement

In May 2017, we entered into a settlement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firms inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded $450,945 credit to stock compensation in May 2017 as a result of the settlement.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2017, filed with the Commission on May 8, 2017, under the heading “Risk Factors”, except as provided below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 28, 2017, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to the July/August 2017 Private Placement Offering

We face significant penalties and damages in the event the registration statement required to be filed by us in connection with our August 2017 private placement offering is not declared effective within required time limits or such registration statement is subsequently suspended or terminated, or we fail to receive approval for the listing of our common stock on the NASDAQ Capital Market by the required deadlines set forth in the July 31, 2017, Common Stock and Warrant Purchase Agreement.

Pursuant to the terms of the Common Stock and Warrant Purchase Agreement entered into with certain accredited investors in July 2017, relating to the sale of common stock and warrants, which closed in August 2017 (as described in greater detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Recent Significant Funding Transactions” – “Private Placement Offering”), the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC within 45 days following the closing of the August 2017 private placement offering (which date is September 25, 2017, and which filing deadline was met) to register the resale of the shares sold in connection therewith and the shares of common stock issuable upon exercise of the warrants sold in connection therewith (collectively, the “Shares and Warrant Shares”) and to cause the registration statement to become effective within 120 days following the closing of the private placement offering (which date is December 9, 2017), subject to penalties as described in the Common Stock and Warrant Purchase Agreement. The Common Stock and Warrant Purchase Agreement also requires the Company to apply for listing of its common stock on the NASDAQ Capital Market (“NASDAQ”) within 60 days following the closing of the private placement offering (which date is October 10, 2017) and to cause the shares sold in the private placement offering to be listed on the NASDAQ no later than 120 days following closing of the private placement offering (which date is December 9, 2017). If the registration statement has not been declared effective by the SEC by the deadline set forth above, or if the Company’s common stock is not approved for listing on the NASDAQ Capital Market by the deadline set forth above, we are required to provide each purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, with additional warrants equal to each purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering. Such liquidated damages continue to be due, each day that we fail to comply with the requirements above, up to a maximum of 100 days. That is, in no case are we required to issue additional warrants in excess of 200% of the warrants sold in the private placement offering. Additionally, in the event that there occurs a suspension in the availability of the registration statement, after effectiveness thereof, subject to certain exceptions described in the purchase agreement, we are required to pay to each purchaser (and the agent), on the 30th day following the first day of such suspension, and on each 30th day thereafter, an amount equal to 1% of the purchase price paid for the securities purchased by the purchaser (and agent) and not previously sold by the purchaser with such payments to be prorated on a daily basis during each 30 day period, up to a maximum of 6% of the purchase price paid for the securities.

In the event the required registration statement is not declared effective within the required time limits set forth above, or such registration statement is subsequently suspended or terminated, we fail to timely list our common stock on the NASDAQ Capital Market, or we otherwise fail to meet certain requirements set forth in the purchase agreement, we could be required to pay significant penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

The warrants sold in the July/August private offering contain anti-dilution rights. The issuance and sale of common stock upon exercise of the warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

The exercise price of the warrants sold in the July/August private offering is $2.10 per share, subject to adjustment as provided therein, and the warrants are exercisable beginning on July 31, 2017 through July 30, 2022. The exercise price and number of shares of common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, and are also subject to weighted average anti-dilution adjustments in the event the Company issues or is deemed to have issued any securities below the then exercise price of the warrants, subject to certain exceptions (i.e., the Exempt Issuances, described below), during the 12 months following the closing date, each as described in greater detail in the warrants. After the six month anniversary of the closing (February 11, 2018), if a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the warrants is not available for the issuance or resale, as applicable, the purchasers and the agent, may exercise the warrants by means of a “cashless exercise.”

If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the Warrant holders, then the value of our common stock will likely decrease.

Subject to certain limited exceptions, we are prohibited from issuing any additional securities until 90 days after the date the registration statement filed to register the Shares and Warrant Shares, is declared effective by the SEC. This may limit our ability to raise funds and operate our business.

Pursuant to the July/August 2017 private offering purchase agreement, we agreed that we will not, and we will ensure that our directors and officers and their affiliates will not, without the prior written consent of all purchasers, from the date of execution of the purchase agreement and continuing to and including the date 90 days after the effective date of the registration statement (the “Lock-Up Period”), (A) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (B) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock, whether any such transaction described in clause (A) or (B) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, however, the Company may conduct an Exempt Issuance (as defined below) without the prior written consent of all purchasers. “Exempt Issuance” means the issuance of (a) shares of common stock or options to employees, consultants, officers or directors of the Company pursuant to any stock or option plan duly adopted by a majority of the non-employee members of the board of directors of the Company or a majority of the members of a committee of non-employee directors established for such purpose, (b) securities upon the exercise of or conversion of any convertible securities, options or warrants issued and outstanding on the date of the purchase agreement, provided that such securities have not been amended since the date of the purchase agreement to increase the number of such securities or to decrease the exercise or conversion price of any such securities, and (c) securities issued pursuant to acquisitions or strategic transactions, provided any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

The restrictions and covenants in the purchase agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants.

The shares sold pursuant to the July/August 2017 private offering purchase agreement were granted anti-dilution rights for a period of twelve months following the closing of such transaction.

Pursuant to the July/August 2017 private offering purchase agreement, we agreed that until the 12 month anniversary of the closing of the offering, i.e., August 11, 2018, if the Company or any subsidiary thereof issues or agrees to issue any (i) common stock or (ii) any securities of the Company or the subsidiary that would entitle the holder thereof to acquire at any time common stock, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time directly or indirectly convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, common stock, except for the Exempt Issuances (defined above), entitling any person or entity to acquire shares of common stock at an effective price per share less than $2.00, within three trading days of the date thereof the Company is required to issue to such purchaser additional shares of common stock based on the formula set forth in the purchase agreement.

In the event we issue or are deemed to have issued additional securities for a value less than $2.00, and are required to issue the purchasers additional shares of common stock, it could cause significant dilution to existing stockholders.

If the holders of our common stock sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Up to 3,141,625 shares of common stock may be resold by certain stockholders through our resale registration statement filed to register the Shares and Warrant Shares. Should such holders decide to sell their shares at a price below the market price as quoted on OTCQB, or any exchange on which our common stock might be listed in the future, the price may continue to decline. A steep decline in the price of our common stock upon being quoted on OTCQB, or any exchange on which our common stock might be listed in the future, would adversely affect our ability to raise additional equity capital, and even if we were successful in raising such capital, the terms of such raise may be substantially dilutive to current stockholders.

Risks Related to Our Operations, Business and Industry

In the future, we may need additional capital which may not be available on commercially acceptable terms, if at all.

As of August 31, 2017, the Company had an accumulated deficit of $103,158,633. We had net loss of $1,700,414 and $2,499,001 for the three and six months ended August 31, 2017, respectively. Net loss for the year ended February 28, 2017, amounted to $7,097,275.

The growth and development of our business will require a significant amount of additional working capital, provided that we currently believe that the funds raised in the July/August 2017 offering, together with the revenues we anticipate receiving beginning at the end of October 2017, will be adequate to allow us to be self-sufficient and that we will not need to raise any additional funding in the near term to support our operations. Notwithstanding the above, in the event we need to raise additional funding in the future, such funding may not be available on terms that are acceptable to us and/or may have a dilutive effect on our existing stockholders. Additionally, if we are unable to achieve operational profitability, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

In the event we require, and are unable to raise, adequate funding in the future for our operations and to pay our outstanding debt obligations, we may be forced to scale back our business plan and/or liquidate some or all of our assets (or our creditors may undertake a foreclosure of such assets in order to satisfy amounts we owe to such creditors) or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

The $2.9 million owed to us under the Secured Convertible Promissory Note due from Bettwork Industries, Inc., may not be repaid timely, if at all.

Effective on August 31, 2017, we entered into a Purchase Agreement with Bettwork, pursuant to which we sold Bettwork certain of our media assets in consideration for a Secured Convertible Promissory Note in the principal amount of $2.9 million. The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on August 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in all of the acquired assets. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well).

Bettwork may not timely pay, or may not pay at all, the amounts due pursuant to the terms of the Secured Note. In the event that Bettwork fails to pay the amount due under the Secured Note, we may be forced to attempt to foreclose on the assets securing the note and/or enter into litigation against Bettwork, seeking the payment of the amount due. In the event that Bettwork does not have sufficient capital to pay the amount due, we may be forced to accept a lesser amount of funding from Bettwork. Additionally, in the event that we are forced to foreclose on the assets securing the Secured Note, such assets may not have a value equal to the amount owed under the note and further, there may not be any other buyers for such assets. In the event we convert the amount due under the Secured Note into common stock of Bettwork, such conversion may be at a premium to the market value of Bettwork’s common stock and there may be no market or liquidity for Bettwork’s common stock. In the event of the occurrence of any of the above described events, we may not have sufficient cash flow for our operations, may be forced to expend significant resources in litigation and/or in attempting to enforce our security interest over the assets, which may have a material adverse effect on our results of operations, our ability to maintain any future listing we secure on a national stock exchange, and/or cause the value of our common stock to decline in value.

If we are not able to complete software interfaces with our property owners, managers and distributors, in a timely manner, our business is susceptible to shortfalls in revenues due to delays in remitting our ALRs to distributors and/or ALRs not being available for bookings or distribution.

The Company contracts with property owners and managers to list their ALRs on the Company’s system. Those ALRs are populated into the system through an application programming interface (API) from the property owner and/or manager to the Company. If the technology of the API is inadequate, erroneous or corrupted, the Company may incur delays in populating the ALRs into the Company’s system until the issues related to their API are corrected. These delays could cause delays in realizing revenues from bookings from those additional ALRs.

Also, the Company provides its ALRs to distributors who allow its customers to book those ALRs. The Company makes those ALRs available to distributors through its own API. If the technology of the distributor cannot write the correct program to request the ALRs from the Company’s operating system, the Company may incur delays in making the ALRs available to the distributor until the issues are resolved and the correct program is written by the distributor. These delays could cause delays in realizing revenues from bookings from those ALRs.

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

Our mergers and acquisitions involve numerous risks, including the following:

●	difficulties in integrating and managing the combined operations, technologies, technology platforms and products of the acquired companies and realizing the anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;
●	legal or regulatory challenges or post-acquisition litigation;
●	failure of the acquired company or assets to achieve anticipated revenue, earnings or cash flow;
●	diversion of management’s attention or other resources from our existing business;

●	our inability to maintain the key customers and business relationships, and the reputations of acquired businesses;
●	uncertainty resulting from entering markets in which we have limited or no prior experience or in which competitors have stronger market positions;
●	our dependence on unfamiliar affiliates and partners of acquired businesses;
●	unanticipated costs associated with pursuing acquisitions;
●	liabilities of acquired businesses, which may not be disclosed to us or which may exceed our estimates, including liabilities relating to non-compliance with applicable laws and regulations, such as data protection and privacy controls;
●	difficulties in assigning or transferring to us or our subsidiaries intellectual property licensed to companies we acquired;
●	difficulties in maintaining our internal standards, controls, procedures and policies including financial reporting requirements of the Sarbanes-Oxley Act of 2002 and extending these controls to acquired companies;
●	potential loss of key employees of the acquired companies;
●	difficulties in complying with antitrust and other government regulations;
●	challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with U.S. generally accepted accounting principles; and
●	potential accounting charges to the extent intangibles recorded in connection with an acquisition, such as goodwill, trademarks, customer relationships or intellectual property, are later determined to be impaired and written down in value.

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

Risks Related to Our Securities

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share and 100,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this report, we have [17,473,432] shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. Additionally, on September 13, 2017, our majority shareholders provided authority to our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-one and one-for-four, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock and/or to affect a reverse stock split, without stockholder approval, and if additional shares are issued, it could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Our outstanding warrants may adversely affect the trading price of our common stock.

As of the date of this report, there were (i) outstanding warrants to purchase 3,020,745 shares of common stock at a weighted average exercise price of $4.08 per share. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or warrants or conversion of other securities, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

Our officers and directors together beneficially own approximately 36% of our voting securities which gives them significant influence over the affairs of our Company.

Our executive officers and directors beneficially own approximately 36% of the issued and outstanding shares of our common stock. As a result, they have significant ability to influence matters affecting our stockholders and will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our executive officers control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of our executive officers may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. Because these FINRA requirements are applicable to our common stock, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

We are applying for listing of our common stock on the Nasdaq Capital Market. We may be unable to list our common stock, and if listed, our common stock may not continue to meet Nasdaq Capital Market listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq Capital Market, our securities could be delisted.

We are applying for our common stock to be eligible to be listed on the Nasdaq Capital Market. However, our application may not be approved, and an active trading market for our common stock may not develop or continue. If, after listing, we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Capital Market may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not be successful to allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market minimum bid price requirement or prevent future non-compliance with the Nasdaq Capital Market’s listing requirements.

We will incur significant costs to ensure compliance with U.S. and Nasdaq Capital Market reporting and corporate governance requirements.

We will incur significant costs associated with our public company reporting requirements and with applicable U.S. and Nasdaq Capital Market corporate governance requirements (assuming our common stock is approved for listing on the Nasdaq Capital Market), including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and the Nasdaq Capital Market. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended August 31, 2017 the Company issued the following unregistered securities:

Subscriptions

●	On March 7, 2017, we received $150,000 in proceeds and sold 75,000 shares of common stock and common stock warrants to purchase 75,000 shares of common stock expiring on March 6, 2020, with an exercise price of $2.00 per share.
●	On March 9, 2017, we received $100,000 in proceeds from the Robert Post 2007 Revocable Trust, whose Trustee is Robert Post, a Director of the Company, and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring on March 8, 2020, with an exercise price of $2.00 per share.
●	On March 10, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring March 9, 2020, with an exercise price of $2.00 per share.
●	On April 3, 2017, we received $10,000 in proceeds and issued 5,000 shares of common stock and common stock warrants to purchase 5,000 shares of common stock, expiring April 20, 2020, with an exercise price of $2.00 per share.
●	On July 31, 2017, we received $1,750,000 in proceeds and issued 875,000 shares of common stock and common stock warrants to purchase 875,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $150,000 in proceeds and issued 75,000 shares of common stock and common stock warrants to purchase 75,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $125,000 in proceeds and issued 62,500 shares of common stock and common stock warrants to purchase 62,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.

●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $30,000 in proceeds and issued 15,000 shares of common stock and common stock warrants to purchase 15,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $75,000 in proceeds and issued 37,500 shares of common stock and common stock warrants to purchase 37,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $175,000 in proceeds and issued 87,500 shares of common stock and common stock warrants to purchase 87,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $175,000 in proceeds from Donald P Monaco Insurance Trust, whose trustee is Donald Monaco a director of the Company, and issued 87,500 shares of common stock and common stock warrants to purchase 87,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds from William Kerby, a member of the Board of Directors and Executive of the Company, and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On August 11, 2017, we received $10,000 in proceeds and issued 5,000 shares of common stock and common stock warrants to purchase 5,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On August 11, 2017, we received $25,000 in proceeds and issued 12,500 shares of common stock and common stock warrants to purchase 12,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.

Warrant Exercise

●	On April 18, 2017, we received $114,888 from Stephen Romsdahl, a greater than 5% shareholder in the Company, and issued 57,444 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.
●	On April 28, 2017, we received $15,000 in proceeds and issued 10,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $1.50 per share.
●	On August 30, 2017, we received $10,000 in proceeds and issued 8,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $1.25 per share.

Consulting Agreements

●	On March 1, 2017, we issued 2,000 shares of common stock, valued at $4,800, for payment due pursuant to the terms of a consulting agreement.
●	On March 1, 2017, we issued 10,000 shares of common stock, valued at $24,000, for payment due pursuant to the terms of a consulting agreement.
●	On April 17, 2017, we issued 800 shares of common stock, valued at $2,120 and common stock warrants to purchase 800 shares of common stock, expiring April 16, 2020, with an exercise price of $2.00 per share, for commissions due pursuant to the terms of a consulting agreement.
●	On April 18, 2017, we issued 10,000 shares of common stock, valued at $27,500, for payment due pursuant to the terms of a consulting agreement.
●	On May 8, 2017, we issued 20,000 shares of common stock, valued at $54,600, for payment due pursuant to the terms of a consulting agreement.
●	On May 8, 2017, we issued 2,000 shares of common stock, valued at $5,460, for payment due pursuant to the terms of a consulting agreement.

●	On June 12, 2017, we issued 500 shares of common stock, valued at $1,250, for payment due pursuant to the terms of a consulting agreement.

●	On June 12, 2017, we entered into a Settlement and Release Agreement to terminate a Letter of Intent dated March 21, 2016 with ViewTrade Securities, Inc. (“ViewTrade”). We issued 17,500 shares of restricted common stock and warrants to purchase 17,500 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share in settlement of disputed compensation in connection with the Letter of Intent. In addition, the Company entered into a new Capital Markets & Business Advisory Agreement with ViewTrade for a one year period, terminating on June 11, 2018. ViewTrade will receive 35,000 shares of restricted common stock and warrants to purchase 35,000 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share, as compensation for the advisory services pursuant to the agreement.
●	On June 19, 2017, we issued 500 shares of common stock, valued at $1,150, for payment due pursuant to the terms of a consulting agreement.
●	On June 19, 2017, we issued 10,000 shares of common stock, valued at $23,000, for a one-time issuance owed as of the date of an investor relations and financial public relations consulting agreement.
●	On June 26, 2017, we engaged Roth Capital Partners, LLC (“Roth”) to act as a financial advisor for a period of three (3) months (Engagement Period) with respect to any offering of our equity or equity-linked securities. In connection with the engagement, Roth may review the Company’s capital requirements and potential sources of funds and such other activities as may be mutually agreed to from time to time between the Company and Roth. In exchange the Company shall, upon the consummation of an offering, pay Roth a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing (10,000 shares of common stock, valued at $25,000). Either party may terminate the Agreement at any time, without liability or continuing obligation to the other party. Additionally, in the event the Company terminates this Agreement during the Engagement Period, the Company is required to compensate Roth with a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing in connection with any transaction entered into or consummated during the Engagement Period or for three (3) months after the termination of the Engagement Period.
●	On June 27, 2017, we issued 500 shares of common stock, valued at $1,200, for payment due pursuant to the terms of a consulting agreement.
●	On July 10, 2017, we issued 1,000 shares of common stock, valued at $2,550, for payment due pursuant to the terms of a consulting agreement.
●	On July 18, 2017, we issued 500 shares of common stock, valued at $1,100, for payment due pursuant to the terms of a consulting agreement.
●	On August 9, 2017, we issued 1,000 shares of common stock, valued at $2,300, for payment due pursuant to the terms of a consulting agreement.
●	On August 10, 2017, we issued 2,000 shares of common stock, valued at $4,140, for payment due pursuant to the terms of a consulting agreement.
●	On August 11, 2017, we issued 76,625 common stock warrants to purchase 76,625 shares of common stock, expiring July 30, 2022 with an exercise price of $2.10 per share, for payment due pursuant to an agency agreement with Northland Securities, Inc.
●	On August 14, 2017, we issued 2,000 shares of common stock, valued at $4,860, for payment due pursuant to the terms of a consulting agreement.
●	On August 15, 2017, we issued 30,000 shares of common stock, valued at $73,500, for payment due pursuant to the terms of an amendment to a consulting agreement.
●	On August 15, 2017, we issued 10,000 shares of common stock, valued at $24,500, for payment due pursuant to the terms of a consulting agreement.

Preferred Conversion

●	Effective on July 28, 2017, William Kerby, a member of the Board of Directors and Executive of the Company, converted 694,611 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by him, into 1,389,222 shares of common stock at $2.00 per share.
●	On July 28, 2017, In Room Retail, whose managing member is William Kerby, a member of the Board of Directors and Executive of the Company, converted 100,000 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by such shareholder, into 200,000 shares of common stock at $2.00 per share.

●	On July 28, 2017, Donald P Monaco Insurance Trust, whose trustee is Donald Monaco a director of the Company, converted 500,000 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by such shareholder, into 1,000,000 shares of common stock at $2.00 per share.
●	On July 28, 2017, Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company, converted 575,000 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by such shareholder, into 1,150,000 shares of common stock at $2.00 per share.

Other

●	On April 19, 2017, we issued 100,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and Executive of the Company, valued at $268,000, as a fiscal year end February 28, 2017, employee bonus.
●	In May 2017, we retired 167,635 shares of common stock valued at $450,945 in connection with the settlement of the financial advisory agreement.
●	On August 24, 2017, we converted Convertible Notes of $1,409,326, held by Mark Wilton, a greater than 5% shareholder of the Company, into an aggregate of 704,663 shares of common stock at $2.00 a share, in consideration for the cancellation and forgiveness of the amount owed under the Notes, including all accrued interest and the termination of the Notes.

Subsequent to August 31, 2017, and through the filing date of this report, the Company issued the following unregistered securities:

Consulting Agreements

●	On September 19, 2017, we issued 20,000 shares of common stock, valued at $35,200, for payment due pursuant to the terms of a three month consulting agreement originally entered into on June 30, 2016, to be effective July 1, 2016, as extended on September 30, 2016, December 31, 2016, March 31, 2017 and June 30, 2017.

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

There were no defaults upon senior securities during the quarter ended August 31, 2017.

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

MONAKER GROUP, INC.

Date: October 23, 2017	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2017	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

 EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
1.1	Placement Agency Agreement, by and between the Company and Northland Securities, Inc., dated July 31, 2017		8-K	1.1	8/1/2017	000-52669

3.1	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017		8-K	3.1	8/1/2017	000-52669

3.2	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.1	9/25/2017	000-52669

3.3	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.2	9/25/2017	000-52669

3.4	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.3	9/25/2017	000-52669

4.1	Form of Common Stock Purchase Warrant (Offering)		8-K	4.1	8/1/2017	000-52669

4.2	Form of Common Stock Purchase Warrant (Agent)		8-K	4.2	8/1/2017	000-52669

10.1	Form of Purchase Agreement, dated July 31, 2017		8-K	10.1	8/1/2017	000-52669

10.2	Board Representation Agreement dated July 31, 2017, by and between Pacific Grove Capital LP and the Company		8-K	10.2	8/1/2017	000-52669

10.3	Form of Addendum to Purchase Agreement, dated July 31, 2017		8-K	10.3	8/1/2017	000-52669

10.4	Debt Conversion and Voting Agreement dated August 24, 2017, by and between, Monaker Group, Inc., and Mark A. Wilton		8-K	10.1	9/5/2017	000-52669

10.5	Purchase Agreement dated August 31, 2017, between Bettwork Industries, Inc., as Purchaser and Monaker Group, Inc., as Seller		8-K	10.2	9/5/2017	000-52669

10.6	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries, Inc., as borrower in favor of Monaker Group, Inc., as payee		8-K	10.3	9/5/2017	000-52669

10.7	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries, Inc.	8-K	10.4	9/5/2017	000-52669

10.8	Monaker Group, Inc. 2017 Equity Incentive Plan	8-K	10.5	9/5/2017	000-52669

10.9	Line of Credit Agreement dated September 15, 2017 by and between Monaker Group, Inc. and Republic Bank, Inc.	8-K	10.1	9/20/2017	000-52669

10.10	Engagement Agreement for Consulting Services with A-Tech, LLC, effective September 1, 2017	8-K	10.1	9/25/2017	000-52669

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.