Form 10-Q
period 2017-11-30
Monaker Group, Inc.
filed 2018-01-18
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

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

As of January 16, 2018, there were 19,647,639 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	November 30,	February 28,
	2017	2017
Assets
Current Assets
Cash	$895,518	$1,007,065
Notes receivable	750,000	750,000
Prepaid expenses and other current assets	8,078	42,894
Security deposits	15,000	15,000
Total current assets	1,668,596	1,814,959

Note receivable	2,900,000	—
Website Development costs and intangible assets, net	2,561,348	772,069
Land	600,000	—
Deposit	900,000	—
Total assets	$8,629,944	$2,587,028

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	573,605	262,493
Other current liabilities	19,348	153,648
Convertible promissory notes - related party	—	1,409,326
Total current liabilities	1,785,953	3,018,467

Deferred gain	2,900,000	—
Total liabilities	4,685,953	3,018,467

Commitments and contingencies

Stockholders’ equity (deficit)
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 0 and 1,869,611 shares issued and outstanding at November 30, 2017 and February 28, 2017, respectively	—	18,696
Common stock, $0.00001 par value; 500,000,000 shares authorized; 18,812,389 and 11,133,938 shares issued and outstanding at November 30, 2017 and February 28, 2017, respectively	188	111
Additional paid-in-capital	108,903,895	100,209,386
Accumulated deficit	(104,960,092)	(100,659,632)
Total stockholders’ equity (deficit)	3,943,991	(431,439)
Total liabilities and stockholders’ equity (deficit)	$8,629,944	$2,587,028

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended		For the nine months ended
	November 30,		November 30,
	2017	2016	2017	2016
Revenues
Travel and commission revenues	$142,063	$101,477	$410,907	$373,346
Total revenues	142,063	101,477	410,907	373,346

Operating expenses
General and administrative	400,061	777,522	1,115,881	1,883,450
Salaries and benefits	505,427	350,928	1,510,880	1,242,609
Stock-based compensation	603,418	748,462	947,241	968,985
Cost of revenues	112,058	98,224	302,555	294,433
Technology and development	269,520	—	587,816	—
Selling and promotions expense	37,032	137,273	65,634	166,721
Total operating expenses	1,927,516	2,112,409	4,530,007	4,556,198
Operating loss	(1,785,453)	(2,010,932)	(4,119,100)	(4,182,852)

Other income (expense)
Interest expense	(16,006)	(66,281)	(181,510)	(189,678)
Gain on extinguishment of debt	—	—	—	97,943
Interest income	150	—	150	—
Loss on legal settlement	—	—	—	(81,832)
Gain on sales of investments	—	—	—	245,958
Loss on investment	—	(168,500)	—	(168,500)
Other income	—	(281)	—	—
Total other expense	(15,856)	(235,062)	(181,360)	(96,109)

Net loss	$(1,801,309)	$(2,245,994)	$(4,300,460)	$(4,278,961)

Weighted average number of common shares outstanding	17,864,402	9,340,277	14,186,032	8,078,582

Basic and diluted net loss per share	$(0.10)	$(0.24)	$(0.30)	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	November 30,	November 30,
	2017	2016
Cash flows from operating activities:
Net income (loss) applicable to Monaker Group, Inc.	$(4,300,460)	$(4,278,961)

Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation and consulting fees	956,741	1,110,423
Amortization of intangibles	140,770	835,698
Gain on settlement of debt	—	(97,943)
Gain on sale of assets	—	(245,958)
Loss on investment	—	168,500
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	257,114	(144,965)
Decrease in prepaid expenses and other current assets	34,816	23,586
Decrease in other current liabilities	(134,300)	(238,855)
Increase in security deposits	—	(1,794)
Net cash used in operating activities	(3,045,319)	(2,870,269)

Cash flows from investing activities:
Payment related to website development cost	(245,049)	(630,864)
Net cash used in investing activities	(245,049)	(630,864)

Cash flows from financing activities:
Payments on other notes payable	—	(214,582)
Proceeds from shareholder loans	75,000	20,000
Payments on shareholder loans	(75,000)	(35,919)
Proceeds from line of credit, net	—	993,000
Proceeds from issuance of common stock	3,023,933	1,752,800
Proceeds from exercise of common stock warrants	154,888	950,542
Net cash provided by financing activities	3,178,821	3,465,841

Net (decrease) increase in cash	(111,547)	(35,292)

Cash at beginning of period	1,007,065	137,944

Cash at end of period	$895,518	$102,652

Supplemental disclosure:
Cash paid for interest	$181,510	$104,233

Non-cash transactions:
Common stock for assets	$3,185,000	$—
Shares/warrants issued for conversions of debt to equity	$1,409,326	$75,000
Series A Preferred converted to common stock	$18,696	$—
Note payable and accrued interest converted to common stock	$—	$575,372
Settlement of accrued interest with stock	$—	$14,000
Common stock issued for investment	$—	$112,500

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

The results of operations for the nine months ended November 30, 2017, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2018.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2017 and February 28, 2017.

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

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the greater of (a) the ratio of current gross revenues to the total current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. For the nine months ended November 30, 2017 and the year ended February 28, 2017, all software has been placed in service and all costs associated with the software development have been expensed.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the nine months ended November 30, 2017 and 2016, respectively. Intangible assets that have finite useful lives are amortized over their useful lives once placed into service. During the period ended November 30, 2017, the Company’s website has been deployed. The Company incurred amortization expense of $140,772 and $842,106 on its intangible assets, website, for the nine months ended November 30, 2017 and 2016, respectively.

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

Note 3 – Investment in Equity Instruments and Deconsolidation

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of November 30, 2017 and February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Media Group, Inc. (RealBiz) Series A Preferred Stock and 10,359,890 shares of RealBiz common stock, notwithstanding RealBiz’s attempt in January 2017 to cancel the majority of such shares as discussed below and the pending litigation in connection therewith. This interest, along with a net receivable balance due, has been written down to zero ($0) as of November 30, 2017 and February 28, 2017 to reflect the realizable value of this investment and asset.

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

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of the following lawsuits: Case Number 1:16-cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV-GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and removed any dividend obligations. The Company relinquished all of its common stock held in RealBiz. The RealBiz designation is also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. The Company recorded approximately $147,000 as settlement expense for the nine months ended September 30, 2017.

Note 4 – Acquisitions and Dispositions

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for a Promissory Note, maturing on May 15, 2018, in the amount of $750,000 plus the cancellation of $45,000 in existing promissory notes due from the purchaser. The Promissory Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and will be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Note contains standard and customary events of default. The principal amount of the note is due on May 15, 2018, provided that it will not be an event of default under the note unless the note is not repaid within 60 days after such maturity date (i.e., by July 14, 2018). As of November 30, 2017, the outstanding balance is $750,000.

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

On October 23, 2017, Monaker entered into a Platform Purchase Agreement with Exponential, Inc. (“XPO”), which offers a white-label e-commerce platform. Pursuant to the Platform Purchase Agreement, XPO agreed to provide us software development services in connection with the development of an e-commerce platform (the Monaker Booking Engine (MBE)) and related application program interfaces (APIs), and to further manage all merchant relationships sold on the platform and reporting and accounting thereof. Monaker issued XPO 500,000 shares of restricted common stock at $2.97 each share for a total acquisition of $1,485,000. Additional consideration for the issuance of the shares included Monaker becoming the exclusive provider of alternative lodging rentals (ALRs) for all travel sales on XPO’s platforms.

On November 14, 2017, Monaker entered into a Purchase Agreement with Michael Heinze, Michael Kistner and Rebecca Dernbach whereby Monaker purchased the source code owned in connection with an alternative lodging platform for $75,000 in cash and 86,957 shares of restricted common stock with a market value of $2.30 per share and an aggregate value of $200,000 for a total acquisition of $275,000. Michael Heinze, Michael Kistner and Rebecca Dernbach have the right to put the Shares back to Monaker after six months after the date of the Purchase Agreement for $125,000 in cash.

On November 21, 2017, Monaker entered into a Purchase Agreement with A-Tech LLC on behalf of its wholly-owned subsidiary Parula Village Ltd. (“A-Tech”) whereby Monaker purchased from A-Tech ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize for 600,000 shares of restricted common stock at $2.41 each share for a total acquisition of $1,446,000 plus the accrual of $54,000 to account for the guaranteed purchase price of $1,500,000. Additionally, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction; if the vacation rental residences are not completed within the 270 days, Monaker will cancel 30,000 shares, valued at $75,000 (of the previously issued 600,000 shares of restricted common stock) for each residence not completed. In the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction is less than $2.50 per share, Monaker has the option to issue up to an additional 100,000 shares of our restricted common stock such that the value of the shares issued to A-Tech totals $1.5 million (subject to the 100,000 restricted common share maximum). In the event any encumbrances, taxes, levies, claims or liens of any kind are brought against the Property within 24 months of the closing, Monaker has the right at its sole discretion to either unwind the transaction and cancel all the shares issued to A-Tech or have A-Tech take actions to settle such claims.

Note 5 – Line of Credit and Other Notes Payable

The following table sets forth the line of credit and other notes payable as of November 30, 2017 and February 28, 2017:

	Principal
Line of Credit	November 30, 2017	February 28, 2017
On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remain unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit with Republic originally entered into in June 2016. The Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through November 30, 2017, we have made draws of $1,193,000 under the line of credit.	1,193,000	1,193,000
	$1,193,000	$1,193,000

Interest charged to operations relating to the above line of credit note was $46,510 and $39,678, respectively, for the nine months ended November 30, 2017 and 2016.

As of November 30, 2017, accrued interest is $0 and was $0 as of February 28, 2017. Interest obligations on the line of credit are current.

On July 20, 2017, we entered into a $75,000 short term demand loan with a stated interest rate of 6% per annum for funds received from In Room Retail, Inc., which is owned by William Kerby, CEO and Chairman of the Company. This demand loan was repaid on August 9, 2017.

Interest charged to operations relating to the above note was $248 and $0, respectively, for the nine months ended November 30, 2017 and 2016.

Note 6 – Convertible Promissory Notes

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company (a greater than 5% shareholder who is treated as a related party) regarding a convertible promissory note then held by Mr. Mark Wilton. The convertible promissory note, maturing December 1, 2017, was in the amount of $0 and $1,409,326 as of November 30, 2017 and February 28, 2017, respectively, had an interest rate of 6% per annum and a fixed conversion rate if converted by Mr. Wilton of $5.00 per share, provided the Company also had the right to force conversion of the notes into common stock at a conversion price equal to 80% of the 5 day trailing average closing price of our common stock prior to conversion.

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

During the nine months ended November 30, 2017 and 2016, the Company recognized interest expense of $135,000 and $150,000, respectively.

Note 7 – Deferred Gain

On August 31, 2017 we sold non-core assets for $2,900,000 (with a net book value of $0) which included our 71.5% membership interest in Voyages North America, LLC, our 10% ownership in Launch360 Media, Inc., rights to broadcast television commercials for 60 minutes every day on R&R TV network stations and our technology platform for Home & Away Club (as described in Note 2 and in greater detail below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Recent Significant Funding Transactions” – “Bettwork Purchase Agreement, Secured Note and Assignment and Novation”).

The gain on the sale of the non-core assets (described above) is a deferred gain until such time as Bettwork completes its filings of current financial information with the OTC Markets and further implements its business plans and management can determine collectibility is reasonably assured.

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

The Company had 0 and 1,869,611 shares of Series A Preferred Stock issued and outstanding as of November 30, 2017 and February 28, 2017.

Common Stock

During the nine months ended November 30, 2017, the Company:

●	Sold 1,712,500 shares of common stock and 1,712,500 warrants to purchase 1,712,500 shares of common stock with an exercise price of $2 per share (“Warrants”), for gross proceeds of $3,425,000. The cost of capital was $376,567 and net proceeds were $3,023,933 in the private transactions.
●	Issued 427,300 shares of common stock, valued at $1,073,878 for stock compensation.
●	Issued 75,444 shares of common stock for $139,888 in connection with the exercise of warrants.
●	Issued 3,739,222 shares of common stock, in connection with a conversion of 1,869,611 Series A Preferred Stock shares.
●	Issued 704,663 shares of common stock, valued at $1,409,326 in connection with the conversion of a convertible note.
●	Issued 1,186,957 shares of common stock, valued at $3,131,001 in connection with the purchase of various assets.
●	Retired 167,635 shares of common stock valued at $450,945 in connection with the settlement of a financial advisory agreement. In May 2017, we entered into a settlement agreement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firm’s inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded a $450,945 credit to stock compensation in May 2017 as a result of the settlement.

The Company had 18,812,389 and 11,133,938 shares of common stock issued and outstanding as of November 30, 2017 and February 28, 2017, respectively.

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

In connection with the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC (the “Registration Statement”) within 45 days following the closing of the offering (which date was September 25, 2017, and which Registration Statement was timely filed) to register the resale of the Shares and Warrant Shares and to cause the Registration Statement to become effective within 120 days following the closing of the offering (which date was December 9, 2017), subject to penalties as described in the Purchase Agreement. The Registration Statement was filed on September 25, 2017 and became effective on November 13, 2017, prior to the required effectiveness deadline.

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

The Purchase Agreement also requires the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date was October 10, 2017 and which application was submitted on October 6, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date was December 9, 2017). The Company’s common stock was not approved for listing on the NASDAQ Capital Market by the deadline of December 9, 2017, and the Company is in default of this requirement. Therefore, we are required to provide each Purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, additional warrants equal to each Purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering (i.e., 16,092 warrants), per day, to each purchaser and the agent. Such liquidated damages continue to be due, each day that we fail to comply with the requirements above, up to a maximum of 100 days. As such, we are required to issue up to an additional 1,609,125 additional warrants in the event that we are never able to obtain a listing of our common stock on the NASDAQ.

Pursuant to the liquidated damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific in consideration for the liquidated damages, the Company, through January 10, 2018, has granted warrants to purchase an additional 498,831 shares of common stock to the purchasers and the placement agent in the offering, which also has the right to receive additional warrants as if it was a purchaser under the Purchase Agreement.

Common Stock Warrants

During the nine months ended November 30, 2017, the Company granted a total of 281,925 warrants for services with a fair value of $440,748. The fair value was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.14% (ii) estimated volatility of 674% (iii) dividend yield of 0.00%, and (iv) expected life of the warrants of 1 - 5 years.

The following table sets forth common stock purchase warrants outstanding as of November 30, 2017 and February 28, 2017, and changes in such warrants outstanding for the nine months ended November 30, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2017	2,020,088	$2.24

Warrants granted	2,051,869	$2.09
Warrants exercised/cancelled/expired	(920,372)	$(1.82)
Outstanding, November 30, 2017	3,151,585	$2.51

As of November 30, 2017, there were 3,151,585 warrants outstanding with a weighted average exercise price of $2.12 and weighted average life of 4.40 years. During the nine months ended November 30, 2017, the Company granted 2,051,869 warrants to purchase 2,051,869 shares of common stock – 281,925 warrants for consulting fees, 180,000 warrants in connection with common stock subscriptions, 57,444 extended warrants after expiration and 1,532,500 warrants in connection with a Common Stock and Warrant Purchase Agreement entered into on July 31, 2017, as described in greater detail above.

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

For the three months ending November 30, 2017, the Company accrued a contractual bonus of $160,000 to the Company’s Chief Operating Officer, Chief Financial Officer and Director. This amount is included in accounts payable and accrued expenses as of November 30, 2017 of $573,605.

Note 10 – Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. The rent for the nine months ended November 30, 2017 and 2016 was $60,555 and $59,262, respectively.

Our future minimum rental payments through February 28, 2018 amount to $66,132.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2018	February 28, 2019	February 28, 2020 and thereafter	Totals
Leases	$20,487	$68,959	$—	$89,446
Other	15,030	10,520	9,470	35,020
Totals	$35,517	$79,479	$9,470	$124,465

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement which requires the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date was October 10, 2017 and the application was submitted on October 6, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date was December 9, 2017). The Company’s common stock was not approved for listing on the NASDAQ Capital Market by the deadline of December 9, 2017, and the Company is in default of this requirement. Therefore, we are required to provide each Purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, additional warrants equal to each Purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering (i.e., 16,092 warrants), per day, to each purchaser and the agent. Such liquidated damages continue to be due, each day that we fail to comply with the requirements above, up to a maximum of 100 days. As such, we are required to issue up to an additional 1,609,125 additional warrants in the event that we are never able to obtain a listing of our common stock on the NASDAQ.

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

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ)) was filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. The lawsuit asks the court to confirm the action is a proper class action. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 31, 2017, the plaintiffs responded to the Motion to Dismiss, and the Motion to Dismiss is still pending with the court.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of the following lawsuits: Case Number 1:16-cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV-GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and removed any dividend obligations. The Company relinquished all of its common stock held in RealBiz. The RealBiz designation is also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. The Company recorded approximately $147,000 of settlement expense for the nine months ended November 30, 2017.

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

Note 12 – Subsequent Events

Our July 31, 2017 Common Stock and Warrant Purchase Agreement requires the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date was October 10, 2017 and which application was submitted on October 6, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date was December 9, 2017). The Company’s common stock was not approved for listing on the NASDAQ Capital Market by the deadline of December 9, 2017, and the Company is in default of this requirement. Therefore, we are required to provide each Purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, additional warrants equal to each Purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering (i.e., 16,092 warrants), per day, to each purchaser and the agent. Such liquidated damages continue to be due, each day that we fail to comply with the requirements above, up to a maximum of 100 days. As such, we are required to issue up to an additional 1,609,125 additional warrants in the event that we are never able to obtain a listing of our common stock on the NASDAQ.

On December 11, 2017, we issued 2,000 shares of common stock, valued at $5,000, as payment for services rendered to a consultant.

On December 12, 2017, we received $105,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company and issued 52,500 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.

On December 14, 2017, we issued 20,000 shares of common stock to a consultant, valued at $45,800, as payment for marketing and investor relations services agreed to be rendered for a period of six months pursuant to the terms of an agreement.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of the following lawsuits: Case Number 1:16-cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV-GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and removed any dividend obligations. The Company relinquished all of its common stock held in RealBiz. The RealBiz designation is also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. The Company recorded approximately $147,000 of settlement expense for the nine months ended November 30, 2017.

On January 10, 2018, pursuant to the liquidated damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific in consideration for the liquidated damages, the Company entered into a First Amendment To Warrant (Amendment) agreement with Pacific Grove Capital LP (Pacific) which amended the Common Stock and Warrant Purchase Agreement (Purchase Agreement), entered into on July 31, 2017 through which Pacific acquired warrants to purchase 875,000 shares of our common stock. Through January 10, 2018, Pacific earned additional warrants to purchase 271,250 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the Purchase Agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Pacific’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement for each day that the Company failed to obtain the NASDAQ listing (the “Liquidated Damages”). Total warrants held by Pacific as of January 10, 2018 were 1,146,250. We desired to incentivize Pacific to exercise the Warrants by reducing the exercise price of the warrants from $2.10 per share to $1.05 per share, provided that Pacific agreed to immediately exercise such 1,146,250 warrants for $1,203,563 in cash. Pursuant to the Amendment, the exercise price of the warrants was reduced as discussed above and Pacific exercised the warrants in cash. The Company will record the incentive at the time of modification.

On January 12, 2018, we received the $1,203,563 exercise price of the Pacific warrants and issued 1,146,250 shares of common stock to Pacific.

On January 12, 2018, we received $95,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company, and issued 47,500 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.

On January 12, 2018, we received $130,200 in proceeds from Donald P Monaco Insurance Trust, whose trustee is Donald Monaco a director of the Company, and issued 62,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.10 per share.

On January 16, 2018, we received $200,000 in proceeds from Charcoal Investments, Ltd., whose trustee is Simon Orange a director of the Company, and issued 100,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.

On January 12, 2018, we received $10,500 in proceeds from William Kerby, Chief Executive Officer and Chairman of the Board of Directors of the Company, and issued 5,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.10 per share.

The Purchase Agreement includes certain liquidated damage provisions which require the Company to grant to the purchasers who purchased securities pursuant to the Purchase Agreement (the “Purchasers”), as partial liquidated damages for any delay in obtaining an uplisting to the NASDAQ Capital Market (“NASDAQ”), which uplisting was required to have occurred, pursuant to the Purchase Agreement, on or before December 9, 2017 (the “Required Uplisting Date”), additional warrants (on substantially similar terms as the warrants granted pursuant to the Purchase Agreement) equal to each Purchaser’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement, for each day that the Company fails to uplist its common stock to NASDAQ after the Required Uplisting Date. A total of up to 100% of the warrants sold pursuant to the Purchase Agreement may be issued to the Purchasers as Liquidated Damages.

Pursuant to the Liquidated Damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific in consideration for the Liquidated Damages, the Company, through January 10, 2018, has granted warrants to purchase an additional 498,831 shares of common stock to the Purchasers and the placement agent in the offering, which also has the right to receive additional warrants as if it was a Purchaser under the Purchase Agreement.

Additionally, as a result of the reduction in the exercise price of the Pacific warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the Purchase Agreement and the Purchaser warrants was triggered. Specifically, because the Company issued shares of common stock below (a) the $2.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers are due an additional 36,142 shares of the Company’s common stock; and (b) the $2.10 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), the exercise price of such warrants automatically decreased to $2.05 per share as a result of such anti-dilution.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on May 8, 2017 are those that depend most heavily on these judgments and estimates. As of November 30, 2017, there had been no material changes to any of the critical accounting policies contained therein.

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

On October 31, 2014, RealBiz was deconsolidated from the Company as the Company’s interest in RealBiz had fallen from 61% to 43% and, as of November 30, 2017, the interest in RealBiz is represented by 44,470,101 RealBiz Series A Preferred Stock shares and 10,359,890 shares of RealBiz common stock, notwithstanding RealBiz’s attempt in January 2017 to cancel the majority of such shares as discussed below and the previous litigation in connection therewith. The shares have been written down to zero ($0) as of November 30, 2017 and February 28, 2017, to reflect the realizable value of this investment and asset. These entities’ accounts are no longer consolidated in the accompanying financial statements because we no longer have a controlling financial interest. All inter-company balances and transactions have been eliminated.

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

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of the following lawsuits: Case Number 1:16-cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV-GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and removed any dividend obligations. The Company relinquished all of its common stock held in RealBiz. The RealBiz designation is also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. The Company recorded approximately $147,000 of settlement expense for the nine months ended November 30, 2017.

The Company is a Nevada corporation headquartered in Weston, Florida.

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2017 Compared to the Three Months Ended November 30, 2016

Revenues

Our total revenues increased 40% to $142,063 for the three months ended November 30, 2017, compared to $101,477 for the three months ended November 30, 2016, an increase of $40,586. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations in the fall months. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations with significant suppliers have been completed and the NextTrip.com platform is performing at its optimal level with the integration of all properties and products. As of November 30, 2017, the NextTrip.com website has been launched provided that marketing efforts for both NextTrip.com and tour operations have not commenced.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses decreased 9% to $1,927,516 for the three months ended November 30, 2017, compared to $2,112,409 for the three months ended November 30, 2016, a decrease of $184,893. This decrease was mainly attributable to a (i) decrease in general and administrative expenses of $377,461 or 49%, to $400,061 for the three months ended November 30, 2017, compared to $777,522 for the three months ended November 30, 2016, mainly due to decreases in investor relations consulting fees and professional fees including legal fees associated with our litigation with RealBiz, (ii) decrease in stock-based compensation of $145,044 or 19%, to $603,418 for the three months ended November 30, 2017, compared to $748,462 for the three months ended November 30, 2016, due to the decrease in the number of consultants who were issued stock-based compensation, and (iii) decrease in selling and promotions expense of $100,241 or 73%, to $37,032 for the three months ended November 30, 2017, compared to $137,273 for the three months ended November 30, 2016, due to a reduction in marketing initiatives which have been postponed until the NextTrip platform is performing at its optimal level with the integration of all properties and products. These aforementioned decreases were offset by an (i) increase in salaries and benefits of $154,499 or 44%, to $505,427 for the three months ended November 30, 2017, compared to $350,928 for the three months ended November 30, 2016, due to the accrual of contractual bonuses of $160,000 to the Company’s Chief Operating Officer, Chief Financial Officer and Director, and (ii) increase in technology and development expenses, which increased $269,520, to $269,520 compared to $0 for the three months ended November 30, 2016, as our platform became active in May 2017 and related costs were expensed thereafter.

Other Income (Expenses)

Our other income (expenses) includes gain on sale of investments, interest income, other income, interest expense, gain (loss) on extinguishment of debt and loss on legal settlement.

Our total other expense decreased to $15,856 for the three months ended November 30, 2017, compared to total other expenses of $235,062 for the three months ended November 30, 2016, a decrease of $219,206. The decrease is mainly attributable to a decrease in loss on investment which decreased to $0 for the three months ended November 30, 2017, compared to $168,500 for the three months ended November 30, 2016 and a decrease of $50,275 in interest expense to $16,006 for the three months ended November 30, 2017, compared to $66,281 for the three months ended November 30, 2016.

Net Loss

We had a net loss of $1,801,309 for the three months ended November 30, 2017, compared to a net loss of $2,245,994 for the three months ended November 30, 2016, a decrease in net loss of $444,685 or 20% from the prior period. The decrease in net loss was primarily due to decreases of (i) $377,461 in general and administrative expenses, (ii) $145,044 in stock based compensation and (iii) $100,241 in selling and promotion expenses  along with the $40,586 increase in revenues which were offset by increases of $154,499 in salaries and benefits and $269,520 in technology and development expenses as described in greater detail above.

For the Nine Months Ended November 30, 2017 Compared to the Nine Months Ended November 30, 2016

Revenues

Our total revenues increased 10% to $410,907 for the nine months ended November 30, 2017 compared to $373,346 for the nine months ended November 30, 2016, an increase of $37,561. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations in the fall months. The Company has focused its efforts and resources on completing its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations  with significant suppliers have been completed and the NextTrip.com  platform is performing at its optimal level with the integration of all properties and products; as of November 30, 2017, the NextTrip.com website has been launched provided that marketing efforts for both NextTrip.com and tour operations have not commenced.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses decreased 1% to $4,530,007 for the nine months ended November 30, 2017, compared to $4,556,198 for the nine months ended November 30, 2016, a decrease of $26,191. This decrease was mainly attributable to a (i) decrease in general and administrative expenses of $767,569 or 41%, to $1,115,881 for the nine months ended November 30, 2017, compared to $1,883,450 for the nine months ended November 30, 2016, due to decreases in investor relations consulting fees and professional fees including legal fees associated with our litigation with RealBiz, and (ii) decrease in selling and promotions expense of $101,087 or 61%, to $65,634 for the nine months ended November 30, 2017, compared to $166,721 for the nine months ended November 30, 2016, due to a reduction in marketing initiatives which have been postponed until the NextTrip platform is performing at its optimal level with the integration of all properties and products. These aforementioned decreases were offset by an (i) increase in salaries and benefits of $268,271 or 22%, to $1,510,880 for the nine months ended November 30, 2017, compared to $1,242,609 for the nine months ended November 30, 2016, due to the accrual of contractual bonuses of $160,000 to the Company’s Chief Operating Officer, Chief Financial Officer and Director, and (ii) increase in technology and development expenses, which increased $587,816, to $587,816 compared to $0 for the nine months ended November 30, 2016, as our platform became active in May 2017 and related costs were expensed thereafter.

Other Income (Expenses)

Our other income (expenses) includes gain on sale of investments, interest income, other income, interest expense, gain (loss) on extinguishment of debt and loss on legal settlement.

Our total other expense increased 93% to $181,360 for the nine months ended November 30, 2017, compared to total other expense of $96,109 for the nine months ended November 30, 2016, an increase of $85,251. The increase is mainly attributable to (i) a decrease in the gain on sales of investment which decreased to $0 for the nine months ended November 30, 2017, compared to $245,958 for the nine months ended November 30, 2016 which was in connection with the sale of the 51% membership interest in Name Your Fee, LLC and, (ii) a decrease in gain on extinguishment of debt, which decreased to $0 for the nine months ended November 30, 2017, compared to $97,943 for the nine months ended November 30, 2016. Gain on extinguishment of debt was in connection with the settlement of outstanding debts for discounted amounts which were offset by honoring debt obligations related to an entity (Next 1 Network, Inc.) that was sold in January 2016. These aforementioned increases were offset by (i) a decrease in loss on investment which decreased to $0 for the nine months ended November 30, 2017, compared to $168,500 for nine months ended November 30, 2016, (ii) a decrease in interest expense which decreased 4% to $181,510 for the nine months ended November 30, 2017, compared to $189,678 for nine months ended November 30, 2016, which decrease was due primarily to the conversion, in August 2016, of a promissory note to equity that was outstanding as of November 2016, (iii) an increase of interest income to $150 for the nine months ended November 30, 2017, compared to $0 for nine months ended November 30, 2016, due to the earnings in the escrow account related to the Common Stock and Warrant Purchase Agreement of July 31, 2017 and, (iv) the decrease in loss on legal settlements to $0 for the nine months ended November 30, 2017, compared to $81,832 for the nine months ended November 30, 2016, due to the payment of an arbitration award on June 2, 2016.

Net Loss

We had a net loss of $4,300,460 for the nine months ended November 30, 2017, compared to a net loss of $4,278,961 for the nine months ended November 30, 2016, an increase in net loss of $21,499 or 1% from the prior period. The decrease in net loss was primarily due to a decrease in general and administrative expenses of $767,569 which was offset by an increase in technology and development expenses of $587,816 and an increase in salaries and benefits of $268,271, as described in greater detail above.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2018	February 28, 2019	February 28, 2020 and thereafter	Totals
Leases	$20,487	$68,959	$—	$89,446
Other	15,030	10,520	9,470	35,020
Totals	$35,517	$79,479	$9,470	$124,465

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Liquidity and Capital Resources

As of November 30, 2017, we had $895,518 of cash on-hand, a decrease of $111,547 compared to the $1,007,065 of cash on hand we had at the start of fiscal 2018. The decrease in cash was due primarily to the payment of operating expenses and website development costs during the nine months ended November 30, 2017, which were offset by the funds raised on August 11, 2017, through a Common Stock and Warrant Purchase Agreement (as described below under “Recent Significant Funding Transactions” – “Private Placement Offering”).

As of November 30, 2017, we had total current liabilities of $1,785,953, consisting of a line of credit facility of $1,193,000 from Republic Bank, accounts payable and accrued expenses of $573,605, and other current liabilities of $19,348.

We had negative working capital of $117,357 as of November 30, 2017 and an accumulated deficit of $104,960,092.

Net cash used in operating activities was $3,045,319 for the nine months ended November 30, 2017, compared to $2,870,269 for the nine months ended November 30, 2016, an increase of $175,050. This increase was primarily due to the payment in cash of general and administrative expenses as well as technology and development expenses. In May 2017, we entered into a settlement agreement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firm’s inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded a $450,945 credit to stock compensation in May 2017 as a result of the settlement.

Net cash used in investing activities was $245,049 and $630,864 for the nine months ended November 30, 2017 and 2016, respectively which was primarily the result of capitalized website development costs.

Net cash provided by financing activities decreased $287,020 to $3,178,821 for the nine months ended November 30, 2017, compared to $3,465,841, for the nine months ended November 30, 2016. Net cash provided by financing activities for the nine months ended November 30, 2017, was primarily due to proceeds from the issuance of common stock and warrants and the exercise of warrants of $3,023,933, net of expenses, which amount includes the proceeds received in connection with the closing of the transactions contemplated by the Common Stock and Warrant Purchase Agreement (as described below under “Recent Significant Funding Transactions” – “Private Placement Offering”).

The growth and development of our business will require a significant amount of additional working capital, provided that we currently believe that the funds raised in the July/August private placement offering described below, together with the warrants exercised in January 2018 and the revenues we anticipate receiving beginning at the end of March 2018, will be adequate to allow us to be self-sufficient and that we will not need to raise any additional funding in the near term to support our operations. Notwithstanding the above, in the event we need to raise additional funding in the future, such funding may not be available on terms that are acceptable to us and/or may have a dilutive effect on our existing stockholders.

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

We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. As described above, we believe that we have sufficient capital to support our operations with the funds raised in the July/August 2017 private placement offering, described below, together with the warrants exercised in January 2018 and expected revenues which we anticipate generating at the end of March 2018. Notwithstanding the above, if we require additional funding in the future and we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity. As of November 30, 2017 and February 28, 2017, we had $1,785,953 and $3,018,467, respectively, of current liabilities.

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

Pursuant to the terms of the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC (the “Registration Statement”) within 45 days following the closing of the offering (which date was September 25, 2017, and which Registration Statement was timely filed) to register the resale of the Shares and Warrant Shares and to cause the Registration Statement to become effective within 120 days following the closing of the offering (which date was December 9, 2017), subject to penalties as described in the Purchase Agreement.

The Purchase Agreement also requires the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date was October 10, 2017 and which application was submitted on October 6, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date was December 9, 2017). The Company’s common stock was not approved for listing on the NASDAQ Capital Market by the deadline of December 9, 2017, and the Company is in default of this requirement. Therefore, we are required to provide each Purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, additional warrants equal to each Purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering (i.e., 16,092 warrants), per day, to each purchaser and the agent. Such liquidated damages continue to be due, each day that we fail to comply with the requirements above, up to a maximum of 100 days. As such, we are required to issue up to an additional 1,609,125 additional warrants in the event that we are never able to obtain a listing of our common stock on the NASDAQ. Pursuant to the Liquidated Damages provision of the purchase agreement, the Company, through January 10, 2018, has granted warrants to purchase an additional 498,831 shares of common stock to the purchasers and the placement agent in the offering, which also has the right to receive additional warrants as if it was a purchaser under the Purchase Agreement.

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

Replacement of Republic Bank Revolving Line of Credit

On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), which replaced and superseded our prior line of credit with Republic originally entered into in June 2016 and amended from time to time. The line of credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018 (previously the amounts due under the line of credit were due on September 13, 2017). Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through November 30, 2017, we have made draws of $1,193,000 under the line of credit.

First Amendment to Warrant

On January 10, 2018, we entered into a First Amendment To Warrant (Amendment) agreement with Pacific Grove Capital LP (Pacific) which amended the Common Stock and Warrant Purchase Agreement (Purchase Agreement), entered into on July 31, 2017 through which Pacific acquired warrants to purchase 875,000 shares of our common stock. Through January 10, 2018, Pacific earned additional warrants to purchase 271,250 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the Purchase Agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Pacific’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement for each day that the Company failed to obtain the NASDAQ listing (the “Liquidated Damages”). Total warrants held by Pacific as of January 10, 2018 were 1,146,250. We desired to incentivize Pacific to exercise the Warrants by reducing the exercise price of the warrants from $2.10 per share to $1.05 per share, provided that Pacific agreed to immediately exercise such 1,146,250 warrants for $1,203,563 in cash. Pursuant to the Amendment, the exercise price of the warrants was reduced as discussed above and Pacific exercised the warrants in cash.

On January 12, 2018, we received the $1,203,563 exercise price of the Pacific warrants and issued 1,146,250 shares of common stock to Pacific.

On January 12, 2018, we received $95,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company, and issued 47,500 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.

On January 12, 2018, we received $130,200 in proceeds from the Donald P Monaco Insurance Trust, whose trustee is Donald Monaco a director of the Company, and issued 62,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.10 per share.

On January 16, 2018, we received $200,000 in proceeds from Charcoal Investments, Ltd., whose trustee is Simon Orange a director of the Company, and issued 100,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.

On January 12, 2018, we received $10,500 in proceeds from William Kerby, Chief Executive Officer and Chairman of the Board of Directors of the Company, and issued 5,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.10 per share.

The Purchase Agreement includes certain liquidated damage provisions which require the Company to grant to the purchasers who purchased securities pursuant to the Purchase Agreement (the “Purchasers”), as partial liquidated damages for any delay in obtaining an uplisting to the NASDAQ Capital Market (“NASDAQ”), which uplisting was required to have occurred, pursuant to the Purchase Agreement, on or before December 9, 2017 (the “Required Uplisting Date”), additional warrants (on substantially similar terms as the warrants granted pursuant to the Purchase Agreement) equal to each Purchaser’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement, for each day that the Company fails to uplist its common stock to NASDAQ after the Required Uplisting Date. A total of up to 100% of the warrants sold pursuant to the Purchase Agreement may be issued to the Purchasers as Liquidated Damages.

Pursuant to the Liquidated Damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific in consideration for the Liquidated Damages, the Company, through January 10, 2018, has granted warrants to purchase an additional 498,831 shares of common stock to the Purchasers and the placement agent in the offering, which also has the right to receive additional warrants as if it was a Purchaser under the Purchase Agreement.

Additionally, as a result of the reduction in the exercise price of the Pacific warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the Purchase Agreement and the Purchaser warrants was triggered. Specifically, because the Company issued shares of common stock below (a) the $2.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers are due an additional 36,142 shares of the Company’s common stock; and (b) the $2.10 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), the exercise price of such warrants automatically decreased to $2.05 per share.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. As of November 30, 2017, based on the evaluation of these disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Litigation related to RealBiz Media Group, Inc. (“RealBiz”)

As discussed in further detail below under “Settlement Agreement with RealBiz, NestBuilder and AST”, on December 22, 2017, after the end of the period discussed in this quarterly report, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of the following lawsuits described below:  Case Number 1:16-cv-61017-FAM;  Case No.: CACE-16-019818;  Case No.: 16-24978-CIV- GRAHAM;  Case No.: C.A 2017-0189;  Case No.: 2017-0351 and  Case No.: 2017-0189-JRS.

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

Settlement Agreement with RealBiz, NestBuilder and AST

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of the following lawsuits: Case Number 1:16-cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV-GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock) and removed any dividend obligations. We accrued settlement expenses of $142,800 and a gain on settlement of $176,324, for a net gain on settlement of $33,524, in connection with the Settlement Agreement. The RealBiz designation is also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party.

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

Risks Relating to the July/August 2017 Private Placement Offering

We face significant penalties and damages in the event the registration statement required to be filed by us in connection with our August 2017 private placement offering is subsequently suspended or terminated, or we fail to receive approval for the listing of our common stock on the NASDAQ Capital Market by the required deadlines set forth in the July 31, 2017, Common Stock and Warrant Purchase Agreement.

Pursuant to the terms of the Common Stock and Warrant Purchase Agreement entered into with certain accredited investors in July 2017, relating to the sale of common stock and warrants, which closed in August 2017 (as described in greater detail above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources”– “Recent Significant Funding Transactions” – “Private Placement Offering”), the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC within 45 days following the closing of the August 2017 private placement offering (which date was September 25, 2017, and which filing deadline was met) to register the resale of the shares sold in connection therewith and the shares of common stock issuable upon exercise of the warrants sold in connection therewith (collectively, the “Shares and Warrant Shares”) and to cause the registration statement to become effective within 120 days following the closing of the private placement offering (which date was December 9, 2017 and which registration statement was filed on November 3, 2017 and became effective on November 13, 2017). The Common Stock and Warrant Purchase Agreement also required the Company to apply for listing of its common stock on the NASDAQ Capital Market (“NASDAQ”) within 60 days following the closing of the private placement offering (which date was October 10, 2017 and which application was filed on October 6, 2017) and to cause the shares sold in the private placement offering to be listed on the NASDAQ no later than 120 days following closing of the private placement offering (which date was December 9, 2017). The Company’s common stock was not approved for listing on the NASDAQ Capital Market by the deadline set forth above. Consequently, we are required to provide each purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, with additional warrants equal to each purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering or 16,092 additional warrants, per day. Such liquidated damages continue to be due, each day that we fail to comply with the requirements above, up to a maximum of 100 days. In the event the registration statement is for any reason not effective in the future we will owe the purchasers similar warrant damages as are currently due in connection with the failure to have our common stock listed on NASDAQ Capital Market, up to 100% of the total warrants sold in the offering. Pursuant to the liquidated damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific in consideration for the liquidated damages, the Company, through January 10, 2018, has granted warrants to purchase an additional 498,831 shares of common stock to the purchasers and the placement agent in the offering, which also has the right to receive additional warrants as if it was a purchaser under the Purchase Agreement.

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

We have already granted the purchasers additional warrants due to our failure to obtain the listing of our common stock on the NASDAQ Capital Market and in the event the required registration statement is subsequently suspended or terminated, we continue to fail to have our common stock listed on the NASDAQ Capital Market, or we otherwise fail to meet certain requirements set forth in the purchase agreement, we could be required to pay significant additional penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

The warrants sold in the July/August private offering contain anti-dilution rights. The issuance and sale of common stock upon exercise of the warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

The exercise price of the warrants sold in the July/August private offering (and the penalty warrants described above) was initially $2.10 per share, subject to adjustment as provided therein, and the warrants are exercisable beginning on July 31, 2017 through July 30, 2022. The exercise price and number of shares of common stock issuable upon the exercise of the warrants (and the penalty warrants described above) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, and are also subject to weighted average anti-dilution adjustments in the event the Company issues or is deemed to have issued any securities below the then exercise price of the warrants, subject to certain exceptions (i.e., the Exempt Issuances, described below), during the 12 months following the closing date, each as described in greater detail in the warrants. After the six month anniversary of the closing (February 11, 2018), if a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the warrants is not available for the issuance or resale, as applicable, the purchasers and the agent, may exercise the warrants by means of a “cashless exercise.”

As a result of the reduction in the exercise price of the Pacific warrants which was agreed to pursuant to the Amendment (each as described above), the anti-dilution provision of the Purchaser warrants was triggered. Specifically, because the Company issued shares of common stock below the $2.10 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), the exercise price of such warrants automatically decreased to $2.05 per share.

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

Pursuant to the July/August 2017 private offering purchase agreement, we agreed that we will not, and we will ensure that our directors and officers and their affiliates will not, without the prior written consent of all purchasers, from the date of execution of the purchase agreement and continuing to and including February 11, 2018, which is the date 90 days after November 13, 2017, which is the effective date of the registration statement (the “Lock-Up Period”), (A) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (B) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock, whether any such transaction described in clause (A) or (B) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, however, the Company may conduct an Exempt Issuance (as defined below) without the prior written consent of all purchasers. “Exempt Issuance” means the issuance of (a) shares of common stock or options to employees, consultants, officers or directors of the Company pursuant to any stock or option plan duly adopted by a majority of the non-employee members of the board of directors of the Company or a majority of the members of a committee of non-employee directors established for such purpose, (b) securities upon the exercise of or conversion of any convertible securities, options or warrants issued and outstanding on the date of the purchase agreement, provided that such securities have not been amended since the date of the purchase agreement to increase the number of such securities or to decrease the exercise or conversion price of any such securities, and (c) securities issued pursuant to acquisitions or strategic transactions, provided any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

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

As a result of the reduction in the exercise price of the Pacific warrants which was agreed to pursuant to the Amendment, the anti-dilution provision of the Purchase Agreement was triggered. Specifically, because the Company issued shares of common stock below the $2.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers are due an additional 36,142 shares of the Company’s common stock.

In the event we issue or are deemed to have issued additional securities for a value less than $2.00, and are required to issue the purchasers additional shares of common stock, it could cause significant dilution to existing stockholders.

If the holders of our common stock sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Up to 3,141,625 shares of common stock may be resold by certain stockholders through our resale registration statement filed to register the Shares and Warrant Shares, which became effective on November 13, 2017. Should such holders decide to sell their shares at a price below the market price as quoted on OTCQB, or any exchange on which our common stock might be listed in the future, the price may continue to decline. A steep decline in the price of our common stock upon being quoted on OTCQB, or any exchange on which our common stock might be listed in the future, would adversely affect our ability to raise additional equity capital, and even if we were successful in raising such capital, the terms of such raise may be substantially dilutive to current stockholders.

Risks Related to Our Operations, Business and Industry

In the future, we may need additional capital which may not be available on commercially acceptable terms, if at all.

As of November 30, 2017, the Company had an accumulated deficit of $104,960,092. We had net losses of $1,860,966 and $4,300,460 for the three and nine months ended November 30, 2017, respectively. Net loss for the year ended February 28, 2017, amounted to $7,097,275. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

The growth and development of our business will require a significant amount of additional working capital, provided that we currently believe that the funds raised in the July/August private placement offering described above, together with the warrants exercised in January 2018 and the revenues we anticipate receiving beginning at the end of March 2018, will be adequate to allow us to be self-sufficient and that we will not need to raise any additional funding in the near term to support our operations. Notwithstanding the above, in the event we need to raise additional funding in the future, such funding may not be available on terms that are acceptable to us and/or may have a dilutive effect on our existing stockholders.

We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. As described above, we believe that we have sufficient capital to support our operations with the funds raised in the July/August 2017 private placement offering, together with the warrants exercised in January 2018 and expected revenues which we anticipate generating at the end of March 2018. Notwithstanding the above, if we require additional funding in the future and we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity. As of November 30, 2017 and February 28, 2017, we had $1,785,953 and $3,018,467, respectively, of current liabilities.

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

The $2.9 million owed to us under the Secured Convertible Promissory Note and the $750,000 owed to use under a promissory note, each due from Bettwork Industries, Inc., may not be repaid timely, if at all.

Effective on August 31, 2017, we entered into a Purchase Agreement with Bettwork, pursuant to which we sold Bettwork certain of our media assets in consideration for a Secured Convertible Promissory Note in the principal amount of $2.9 million. The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on August 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in all of the acquired assets. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). Bettwork also owes us $750,000 under an outstanding promissory note.

Bettwork may not timely pay, or may not pay at all, the amounts due pursuant to the terms of the Secured Note and promissory note. In the event that Bettwork fails to pay the amount due under the Secured Note, we may be forced to attempt to foreclose on the assets securing the note and/or enter into litigation against Bettwork, seeking the payment of the amount due. In the event that Bettwork does not have sufficient capital to pay the amounts due, we may be forced to accept a lesser amount of funding from Bettwork. Additionally, in the event that we are forced to foreclose on the assets securing the Secured Note, such assets may not have a value equal to the amount owed under the note and further, there may not be any other buyers for such assets. In the event we convert the amount due under the Secured Note into common stock of Bettwork, such conversion may be at a premium to the market value of Bettwork’s common stock and there may be no market or liquidity for Bettwork’s common stock. In the event of the occurrence of any of the above described events, and/or in the event Bettwork fails to repay the promissory note, we may not have sufficient cash flow for our operations, may be forced to expend significant resources in litigation and/or in attempting to enforce our security interest over the assets, which may have a material adverse effect on our results of operations, our ability to maintain any future listing we secure on a national stock exchange, and/or cause the value of our common stock to decline in value.

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

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share and 100,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this report, we have 19,647,639 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. Additionally, on September 13, 2017, our majority shareholders provided authority to our Board of Directors, without further shareholder approval, to effect a reverse stock split of all of the outstanding common stock of the Company, by the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada, in a ratio of between one-for-one and one-for-four, with the Company’s Board of Directors having the discretion as to whether or not the reverse split is to be effected, and with the exact exchange ratio of any reverse split to be set at a whole number within the above range as determined by the Board of Directors in its sole discretion, at any time before the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock and/or to affect a reverse stock split, without stockholder approval, and if additional shares are issued, it could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Our outstanding warrants may adversely affect the trading price of our common stock.

As of the date of this report, there were (i) outstanding warrants to purchase 2,304,551 shares of common stock at a weighted average exercise price of $2.14 per share. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Our officers and directors together beneficially own approximately 33% of our voting securities which gives them significant influence over the affairs of our Company.

Our executive officers and directors beneficially own approximately 33% of the issued and outstanding shares of our common stock. As a result, they have significant ability to influence matters affecting our stockholders and will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because our executive officers control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of our executive officers may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other stockholders.

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

We have applied for the listing of our common stock on the Nasdaq Capital Market. We may not be approved for listing of our common stock, and if listed, our common stock may not continue to meet Nasdaq Capital Market listing requirements. If we fail to comply with the continuing listing standards of the Nasdaq Capital Market, our securities could be delisted.

We have applied for our common stock to be eligible to be listed on the Nasdaq Capital Market. However, our application may not be approved, and an active trading market for our common stock may not develop or continue. If, after listing, we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Capital Market may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, actions taken by us to restore compliance with listing requirements may not be successful to allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Capital Market minimum bid price requirement or prevent future non-compliance with the Nasdaq Capital Market’s listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended November 30, 2017 the Company issued the following unregistered securities:

Subscriptions

●	On March 7, 2017, we received $150,000 in proceeds and sold 75,000 shares of common stock and common stock warrants to purchase 75,000 shares of common stock expiring on March 6, 2020, with an exercise price of $2.00 per share.
●	On March 9, 2017, we received $100,000 in proceeds from the Robert Post 2007 Revocable Trust, whose Trustee is Robert Post, a Director of the Company, and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring on March 8, 2020, with an exercise price of $2.00 per share.
●	On March 10, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring March 9, 2020, with an exercise price of $2.00 per share.
●	On April 3, 2017, we received $10,000 in proceeds and issued 5,000 shares of common stock and common stock warrants to purchase 5,000 shares of common stock, expiring April 20, 2020, with an exercise price of $2.00 per share.
●	On July 31, 2017, we received $1,750,000 in proceeds and issued 875,000 shares of common stock and common stock warrants to purchase 875,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $150,000 in proceeds and issued 75,000 shares of common stock and common stock warrants to purchase 75,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $125,000 in proceeds and issued 62,500 shares of common stock and common stock warrants to purchase 62,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $30,000 in proceeds and issued 15,000 shares of common stock and common stock warrants to purchase 15,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $75,000 in proceeds and issued 37,500 shares of common stock and common stock warrants to purchase 37,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $175,000 in proceeds and issued 87,500 shares of common stock and common stock warrants to purchase 87,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $175,000 in proceeds from Donald P Monaco Insurance Trust, whose trustee is Donald Monaco a director of the Company, and issued 87,500 shares of common stock and common stock warrants to purchase 87,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $100,000 in proceeds and issued 50,000 shares of common stock and common stock warrants to purchase 50,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.

●	On July 31, 2017, we received $50,000 in proceeds from William Kerby, a member of the Board of Directors and Executive of the Company, and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On July 31, 2017, we received $50,000 in proceeds and issued 25,000 shares of common stock and common stock warrants to purchase 25,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On August 11, 2017, we received $10,000 in proceeds and issued 5,000 shares of common stock and common stock warrants to purchase 5,000 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.
●	On August 11, 2017, we received $25,000 in proceeds and issued 12,500 shares of common stock and common stock warrants to purchase 12,500 shares of common stock, expiring July 30, 2022, with an exercise price of $2.10 per share.

Warrant Exercise

●	On April 18, 2017, we received $114,888 from Stephen Romsdahl, a greater than 5% shareholder of the Company, and issued 57,444 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.
●	On April 28, 2017, we received $15,000 in proceeds and issued 10,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $1.50 per share.
●	On August 30, 2017, we received $10,000 in proceeds and issued 8,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $1.25 per share.

Consulting Agreements

●	On March 1, 2017, we issued 2,000 shares of common stock, valued at $4,800, for payment due pursuant to the terms of a consulting agreement.
●	On March 1, 2017, we issued 10,000 shares of common stock, valued at $24,000, for payment due pursuant to the terms of a consulting agreement.
●	On April 17, 2017, we issued 800 shares of common stock, valued at $2,120 and common stock warrants to purchase 800 shares of common stock, expiring April 16, 2020, with an exercise price of $2.00 per share, for commissions due pursuant to the terms of a consulting agreement.
●	On April 18, 2017, we issued 10,000 shares of common stock, valued at $27,500, for payment due pursuant to the terms of a consulting agreement.
●	On May 8, 2017, we issued 20,000 shares of common stock, valued at $54,600, for payment due pursuant to the terms of a consulting agreement.
●	On May 8, 2017, we issued 2,000 shares of common stock, valued at $5,460, for payment due pursuant to the terms of a consulting agreement.
●	On June 12, 2017, we issued 500 shares of common stock, valued at $1,250, for payment due pursuant to the terms of a consulting agreement.

●	On June 12, 2017, we entered into a Settlement and Release Agreement to terminate a Letter of Intent dated March 21, 2016 with ViewTrade Securities, Inc. (“ViewTrade”). We issued 17,500 shares of restricted common stock and warrants to purchase 17,500 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share in settlement of disputed compensation in connection with the Letter of Intent. In addition, the Company entered into a new Capital Markets & Business Advisory Agreement with ViewTrade for a one year period, terminating on June 11, 2018. ViewTrade will receive 35,000 shares of restricted common stock and warrants to purchase 35,000 shares of common stock, expiring on July 12, 2022, with an exercise price of $2.25 per share, as compensation for the advisory services pursuant to the agreement.
●	On June 19, 2017, we issued 500 shares of common stock, valued at $1,150, for payment due pursuant to the terms of a consulting agreement.
●	On June 19, 2017, we issued 10,000 shares of common stock, valued at $23,000, for a one-time issuance owed as of the date of an investor relations and financial public relations consulting agreement.
●	On June 26, 2017, we engaged Roth Capital Partners, LLC (“Roth”) to act as a financial advisor for a period of three (3) months (the “Engagement Period”) with respect to any offering of our equity or equity-linked securities. In connection with the engagement, Roth agreed to review the Company’s capital requirements and potential sources of funds and such other activities as may be mutually agreed to from time to time between the Company and Roth. In exchange the Company agreed, upon the consummation of an offering, to pay Roth a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing (10,000 shares of common stock, valued at $25,000). Either party could terminate the Agreement at any time, without liability or continuing obligation to the other party. Additionally, in the event the Company terminated this Agreement during the Engagement Period, the Company was required to compensate Roth with a cash advisory fee equal to $25,000 and stock equal to $25,000 in value at the time of closing in connection with any transaction entered into or consummated during the Engagement Period or for three (3) months after the termination of the Engagement Period.
●	On June 27, 2017, we issued 500 shares of common stock, valued at $1,200, for payment due pursuant to the terms of a consulting agreement.
●	On July 10, 2017, we issued 1,000 shares of common stock, valued at $2,550, for payment due pursuant to the terms of a consulting agreement.
●	On July 18, 2017, we issued 500 shares of common stock, valued at $1,100, for payment due pursuant to the terms of a consulting agreement.
●	On August 9, 2017, we issued 1,000 shares of common stock, valued at $2,300, for payment due pursuant to the terms of a consulting agreement.
●	On August 10, 2017, we issued 2,000 shares of common stock, valued at $4,140, for payment due pursuant to the terms of a consulting agreement.
●	On August 11, 2017, we issued 76,625 common stock warrants to purchase 76,625 shares of common stock, expiring July 30, 2022 with an exercise price of $2.10 per share, for payment due pursuant to an agency agreement with Northland Securities, Inc.
●	On August 14, 2017, we issued 2,000 shares of common stock, valued at $4,860, for payment due pursuant to the terms of a consulting agreement.
●	On August 15, 2017, we issued 30,000 shares of common stock, valued at $73,500, for payment due pursuant to the terms of an amendment to a consulting agreement.
●	On August 15, 2017, we issued 10,000 shares of common stock, valued at $24,500, for payment due pursuant to the terms of a consulting agreement.
●	On September 19, 2017, we issued 20,000 shares of common stock, valued at $35,200, for payment due pursuant to the terms of a consulting agreement.
●	On October 15, 2017, we issued 150,000 common stock warrants to purchase 150,000 shares of common stock, expiring December 31, 2018 with an exercise price of $2.10 per share, for payment due pursuant to a consulting agreement.
●	On October 16, 2017, we issued 150,000 shares of common stock, valued at $376,500, for payment due pursuant to the terms of a investor relations agreement.
●	On November 27, 2017, we issued 2,000 shares of common stock, valued at $4,900, as payment for services rendered.

Preferred Conversion

●	Effective on July 28, 2017, William Kerby, a member of the Board of Directors and Executive of the Company, converted 694,611 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by him, into 1,389,222 shares of common stock at $2.00 per share, valued at $694,611.
●	On July 28, 2017, In Room Retail, whose managing member is William Kerby, a member of the Board of Directors and Executive of the Company, converted 100,000 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by such shareholder, into 200,000 shares of common stock at $2.00 per share, valued at $100,000.
●	On July 28, 2017, Donald P Monaco Insurance Trust, whose trustee is Donald Monaco a director of the Company, converted 500,000 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by such shareholder, into 1,000,000 shares of common stock at $2.00 per share, valued at $500,000.
●	On July 28, 2017, Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company, converted 575,000 shares of Series A Preferred Stock into common stock in connection with the conversion of the Series A 10% Cumulative convertible preferred stock held by such shareholder, into 1,150,000 shares of common stock at $2.00 per share, valued at $575,000.

Other

●	On April 19, 2017, we issued 100,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and Executive of the Company, valued at $268,000, as a fiscal year end February 28, 2017, employee bonus.
●	In May 2017, we retired 167,635 shares of common stock valued at $450,945 in connection with the settlement of the financial advisory agreement.
●	On August 24, 2017, we converted Convertible Notes of $1,409,326, held by Mark Wilton, a greater than 5% shareholder of the Company, into an aggregate of 704,663 shares of common stock at $2.00 a share, in consideration for the cancellation and forgiveness of the amount owed under the Notes, including all accrued interest and the termination of the Notes.

Asset Purchases

●	On October 23, 2017, we entered into a Platform Purchase Agreement with Exponential, Inc. (“XPO”), which offers a white-label e-commerce platform. Pursuant to the Platform Purchase Agreement, XPO agreed to provide us software development services in connection with the development of an e-commerce platform (the Monaker Booking Engine (MBE)) and related application program interfaces (APIs). In consideration for the services agreed to be rendered by XPO, we issued XPO 500,000 shares of restricted common stock, valued at $1,485,000.
●	On November 14, 2017, we entered into a Purchase Agreement with Michael Heinze, Michael Kistner and Rebecca Dernbach, whereby we purchased source code in connection with an alternative lodging platform for $75,000 in cash and 86,957 shares of restricted common stock with a market value of $2.30 per share and an aggregate value of $200,000 for a total acquisition of $275,000.
●	On November 21, 2017, we entered into a Purchase Agreement (the “Property Purchase Agreement”) with A-Tech LLC on behalf of its wholly-owned subsidiary Parula Village Ltd. (“A-Tech”). Pursuant to the Property Purchase Agreement, on November 21, 2017, we purchased from A-Tech ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”). Additionally, pursuant to the Property Purchase Agreement and an addendum thereto (the “Purchase Addendum”), A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction”). In consideration for the acquisition of the Property and the Construction obligation, we issued A-Tech 600,000 shares of restricted common stock valued at $1.5 million or $2.50 per share (the “Property Shares”).

Subsequent to November 30, 2017, and through the filing date of this report, the Company issued the following unregistered securities:

Warrant Exercise

●	On December 12, 2017, we received $105,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company and issued 52,500 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.
●	On January 12, 2018, we received $1,203,563 from Pacific Grove Capital LP and issued 1,146,250 shares of common stock in connection with the exercise of warrants which had an exercise price of $1.05 per share.
●	On January 12, 2018, we received $95,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company, and issued 47,500 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.
●	On January 12, 2018, we received $130,200 in proceeds from Donald P Monaco Insurance Trust, whose trustee is Donald Monaco a director of the Company, and issued 62,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.10 per share.
●	On January 16, 2018, we received $200,000 in proceeds from Charcoal Investments, Ltd., whose trustee is Simon Orange a director of the Company, and issued 100,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.00 per share.
●	On January 12, 2018, we received $10,500 in proceeds from William Kerby, Chief Executive Officer and Chairman of the Board of Directors of the Company, and issued 5,000 shares of common stock in connection with the exercise of a warrant which had an exercise price of $2.10 per share.

Consulting Agreements

●	On December 11, 2017, we issued 2,000 shares of common stock, valued at $5,000, as payment for services rendered.

●	On December 14, 2017, we issued 20,000 shares of common stock, valued at $45,800, as payment for marketing and investor relations services.

Our July 31, 2017 Common Stock and Warrant Purchase Agreement requires the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date was October 10, 2017 and which application was submitted on October 6, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date was December 9, 2017). The Company’s common stock was not approved for listing on the NASDAQ Capital Market by the deadline of December 9, 2017, and the Company is in default of this requirement. Therefore, we are required to provide each Purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, additional warrants equal to each Purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering (i.e., 16,092 warrants), per day, to each purchaser and the agent. Such liquidated damages continue to be due, each day that we fail to comply with the requirements above, up to a maximum of 100 days. As such, we are required to issue up to an additional 1,609,125 additional warrants in the event that we are never able to obtain a listing of our common stock on the NASDAQ. Pursuant to the liquidated damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific in consideration for the liquidated damages, the Company, through January 10, 2018, has granted warrants to purchase an additional 498,831 shares of common stock to the purchasers and the placement agent in the offering, which also has the right to receive additional warrants as if it was a purchaser under the Purchase Agreement. If exercised in full a total of 498,831 shares of common stock would be due to the holders thereof.

***

We claim an exemption from registration for the issuances, grants and sales described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grants and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended November 30, 2017.

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

MONAKER GROUP, INC.

Date: January 18, 2018	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 18, 2018	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

 EXHIBIT INDEX

				Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
1.1	Placement Agency Agreement, by and between the Company and Northland Securities, Inc., dated July 31, 2017		8-K	1.1	8/1/2017	000-52669

3.1	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017		8-K	3.1	8/1/2017	000-52669

3.2	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.1	9/25/2017	000-52669

3.3	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.2	9/25/2017	000-52669

3.4	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.3	9/25/2017	000-52669

4.1	Form of Common Stock Purchase Warrant (Offering)		8-K	4.1	8/1/2017	000-52669

4.2	Form of Common Stock Purchase Warrant (Agent)		8-K	4.2	8/1/2017	000-52669

10.1	Form of Purchase Agreement, dated July 31, 2017		8-K	10.1	8/1/2017	000-52669

10.2	Board Representation Agreement dated July 31, 2017, by and between Pacific Grove Capital LP and the Company		8-K	10.2	8/1/2017	000-52669

10.3	Form of Addendum to Purchase Agreement, dated July 31, 2017		8-K	10.3	8/1/2017	000-52669

10.4	Debt Conversion and Voting Agreement dated August 24, 2017, by and between, Monaker Group, Inc., and Mark A. Wilton		8-K	10.1	9/5/2017	000-52669

10.5	Purchase Agreement dated August 31, 2017, between Bettwork Industries, Inc., as Purchaser and Monaker Group, Inc., as Seller		8-K	10.2	9/5/2017	000-52669

10.6	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries, Inc., as borrower in favor of Monaker Group, Inc., as payee		8-K	10.3	9/5/2017	000-52669

10.7	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries, Inc.	8-K	10.4	9/5/2017	000-52669
10.8	Monaker Group, Inc. 2017 Equity Incentive Plan	8-K	10.5	9/5/2017	000-52669
10.9	Line of Credit Agreement dated September 15, 2017 by and between Monaker Group, Inc. and Republic Bank, Inc.	8-K	10.1	9/20/2017	000-52669
10.10	Engagement Agreement for Consulting Services with A-Tech, LLC, effective September 1, 2017	8-K	10.1	9/25/2017	000-52669
10.11	Platform Purchase Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 17, 2017	8-K	10.1	11/17/2017	000-52669
10.12	Marketing and Consulting Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 16, 2017	8-K	10.2	11/17/2017	000-52669
10.13	Purchase Agreement between Monaker Group, Inc., as purchaser and Michael Heinze, Michael Kistner and Rebecca Dernbach, as sellers, dated November 14, 2017	8-K	10.3	11/17/2017	000-52669
10.14	Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017	8-K	10.1	11/27/2017	000-52669
10.15	Addendum to Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017	8-K	10.2	11/27/2017	000-52669
10.16	December 22, 2017, Settlement Agreement by and between Monaker Group, Inc., RealBiz Media Group, Inc., NestBuilder.com Corp. and American Stock Transfer & Trust Company, LLC	8-K	10.1	1/5/2018	000-52669
10.17	First Amendment to Warrant dated January 10, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	1/16/2018	000-52669
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.

