Form 10-K
period 2018-02-28
Monaker Group, Inc.
filed 2018-06-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: February 28, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ________________

Commission File No. 000-52669

MONAKER GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. employer incorporation
or formation)	identification number)

2893 Executive Park Drive
Suite 201

Weston, Florida 33331

(Address of principal executive offices)

(954) 888-9779

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Exchange Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2017, based on a closing price of $6.22 was approximately $21,642,920.

As of June 11, 2018, the registrant had 8,152,656 shares of its common stock, par value $0.00001 per share, outstanding.

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

Where You Can Find Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http: //www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Our periodic filings can also be found at monakergroup.com under “Stock Info”.

In this Annual Report, we may rely on and refer to information regarding the global vacation rental industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

PART I

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest), Voyages North America, LLC (72.5% interest which was sold in August 2017) and Name Your Fee, LLC (51% interest which was sold in May 2016).

In addition, unless the context otherwise requires and for the purposes of this report only:

● “Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

● “SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

● “Securities Act” refers to the Securities Act of 1933, as amended; and

● “FYE” means fiscal year end.

Item 1. Business.

Organizational History

Our predecessor, Maximus Exploration Corporation, was incorporated in the State of Nevada on December 29, 2005, and was a reporting ‘shell company’ as defined in Rule 405 of the Securities Act (“Maximus”). Extraordinary Vacations Group, Inc. (“EXVG”) was incorporated in the State of Nevada in June 2004. Extraordinary Vacations USA Inc. (“EVUSA”), EXVG’s wholly-owned subsidiary, is a Delaware corporation, incorporated on June 24, 2002. On October 9, 2008, EXVG agreed to sell 100% of EVUSA to Maximus and consummated a reverse merger with Maximus. Maximus then changed its name to Next 1 Interactive, Inc. On June 24, 2015, we changed our name to Monaker Group, Inc.

On May 12, 2012, we effected a 1:500 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

On June 25, 2015, we effected a 1:50 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

On February 12, 2018, we effected a 1:2.5 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

Executive Offices and Telephone Number

Our principal executive offices are located at 2893 Executive Park Drive, Suite 201, Weston, Florida 33331 and our telephone number is (954) 888-9779. Our web hosting operations are based in Florida and at Rackspace Hosting, Inc., an off-site hosting facility and our booking engine and websites will be hosted in the cloud with Microsoft Azure. Additional information about us is available on our website at www.monakergroup.com. The information on our website is not incorporated herein by reference.

Overview

Monaker Group, Inc. and its subsidiaries operate online marketplaces (described in greater detail below). We believe our most promising part of our business plan is the plan to incorporate alternative lodging rental units into our marketplaces while facilitating access to alternative lodging rentals to other distributors. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property owners and managers rent to the public on a nightly, weekly or monthly basis. NextTrip.com, one of our marketplaces, provides access to airline, car rental, lodgings and activities products and, it will soon (planned to be completed in or around July 2018) include our ALR offering which will unite travelers seeking ALRs located in countries around the world. Another one of our other marketplaces, Maupintour, also provides concierge tours and activities at destinations. Currently our Maupintour and NextTrip online marketplaces (each as discussed in greater detail below) are operational, provided that such marketplaces do not currently allow for the booking of ALRs, which capability we plan to have in place in or around the end of July 2018.

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing large travel distributors via a business-to-business model (B2B), our ALR inventory, as well as providing direct to consumers both ALR products and auxiliary services so travelers can purchase vacations through NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com. Additionally, we plan to provide the most qualified platform to assist property owners and managers the means to broaden their distribution for booking their homes. The Company serves three major constituents: (1) property owners and managers, (2) travelers and (3) other travel/lodging distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential rate for each booking and, in return, their properties will be listed for free as an available ALR on NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com (as well as with distributors). Travelers will be able to visit NextTrip.com, Maupintour.com or EXVG.com (and distributors) and search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

The global vacation rental industry is large and growing, but it is also fragmented and inefficient. We believe we will benefit from having both (a) a broad selection of ALR listings, and (b) a large audience of travelers who visit (i) NextTrip.com, Maupintour.com or EXVG.com as well as (ii) Distributors. We believe that the broad selection of ALRs will attract more travelers and the large audience of travelers will in turn attract more ALRs from property owners and managers.

Monaker is a technology driven travel company which has identified and sourced ALR products and plans to convert them into instantly bookable products as its distinguishing niche. The ALRs are owned and leased by third parties and will be available to rent through Monaker’s websites as well as other Distributors in or around the end of July 2018. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

Summary

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, shows and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In February 2018, the Company introduced its new travel platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a licensed technology (described below) that will connect our proprietary technology and will allow our users to search large travel suppliers of alternative lodging inventories and present consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

In March 2018, the Company introduced Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts. Moving forward, we plan for Travelmagazine.com to become a central hub of information for travelers who are looking to get detailed information on destinations all around the world. We also plan to move Travelmagazine.com from having content created by a team of staff writers, to a team of worldwide writers who will contribute content to the page for publication. The website is planned to be supported by advertising and allow for promotion of both ALR and Maupintour vacation products.

The Company plans to sell its travel services through various distribution channels. The primary distribution channel will be through its B2B channel partners which includes sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through its own website at NextTrip.com, the NextTrip mobile application (“app”) and Nexttrip.Biz. Additionally we will offer specialty travel services via EXVG.com and Maupintour, targeting high touch inventory to customers through a toll-free telephone number designed to assist customers with complex or high- priced offerings.

Monaker’s core holdings include NextTrip.com, NextTrip.Biz, Maupintour.com and EXVG.com. NextTrip.com is the primary consumer website, where travel services and products are booked. The travel services and products include tours; activities/attractions; airline; hotel; and car rentals and ALRs. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com is planned to be a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products will only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.Biz is targeted at small to midsized businesses offering them a customized travel solution for staff business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and the option for a “self-branded” website.

The Company owns an approximately 13% interest in RealBiz Media Group, Inc. (“RealBiz”) as of February 28, 2018 which is represented by 44,470,101 RealBiz Series A Preferred Stock shares.

Products and Services

Monaker plans to focus on marketing ALR options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home (including timeshare) unit owners and managers that are made available to consumers and to other travel portals (Distributors) for nightly or extended stays. In addition, we offer travelers activities and tours through our subsidiary, Maupintour. Therefore, not only can we assist a traveler with identifying a destination and the lodging at the destination, but we can provide options of activities while at the destination. We also provide the means for making arrangements for airline tickets, car rentals and lodging (i.e. hotels and ALRs in the near future). In summary, Monaker offers travelers the complete travel package made easy or… Travel Made EasyTM.

Products and Services For Property Owners And Managers

Listings. Once our website is fully operational, planned to be completed in or around the end of July 2018, property owners and managers will be able to list a property, with no initial upfront fees, and provide those listings at a negotiated preferential rate for traveler bookings generated on our websites.

Listings that are ‘real-time online bookable’ properties will be managed by the property owner or manager through an application program interface (API) which will provide real-time updates to each property and immediately notify the property owner or manager of all information regarding bookings, modifications to bookings and cancellations of bookings. Information such as content, descriptions and images are provided to us through that API.

Listings that are ‘request-accept’ properties will require communication and approval from the property owner or manager (hence ‘request-accept’) and will not be managed through an API (as discussed above). We will provide a set of tools for the property owner or manager which will enable them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools will allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing will provide travelers the ability to use email or other methods to contact property owners and managers.

The listings will include tools and services to help property owners and managers run their vacation rental businesses more efficiently such as responding to and managing inquiries, preparing and sending rental quotes and payment invoices, allowing travelers to book online, including being able to enter into rental agreements with travelers online, and processing online payments. Property owners and managers that elect to process online payments will be subject to a transaction fee.

Redistribution of Listings. We will make selected, online bookable properties available to online travel agencies as well as channel partners (jointly referred to as “Distributors”). We will be compensated for these services by receiving a commission that is added to the negotiated net rate for each booking.

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace NextTrip.com provides travelers with tools to search for and filter several travel products including air, car, accommodations (soon to include ALRs) and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords.

Traveler Login. Travelers are able to create accounts on the NextTrip.com website that enable them access to their booking activity through the website.

Travel Blog. Travel guides, videos and pictures as well as travel articles can be accessed through the NextTrip Travel Blog and Travelmagazine.com.

Security. We use a combination of technology and human review to evaluate the content of listings and to screen for inaccuracies or fraud with the goal of providing only accurate and trustworthy information to travelers.

Reviews and Ratings. Travelers will be able to submit online reviews of the ALRs they have rented through our websites. These reviews should convey the accuracy of the listing information found on our websites.

Communication. Travelers who create an account on our website will receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter will be available to any traveler who agrees to receive it and offers introductions to new destinations and vacation rentals, as well as tips and useful information when staying in vacation rentals.

Mobile Websites and Applications. We provide versions of our websites formatted for web browsers, smart-phones and tablets so that property owners, managers and travelers can access our websites and tools from mobile devices.

Competition

The market to provide listing, searching and marketing services whether they are ALR, activities and tours, airline bookings, car rentals or hotel stays is highly competitive and fragmented with limited barriers to entry. Each of the ALR services that we will provide to property owners, managers and travelers is currently offered by competitors. Furthermore, ALRs are not typically marketed exclusively through any single channel, and many of our listing agreements are not exclusive, potentially allowing our competitors to aggregate a set of listings similar to ours. We believe we will compete primarily on the basis of the quantity, quality, and nature of the properties offered on our websites. The majority of ALRs that will be offered in our marketplace reflect a whole house or property rather than a room. In addition, we anticipate that we will benefit from the quality of the direct relationships we have with property owners and managers, the global diversity of the ALRs available on our websites, the quality of our websites, the tools provided to our property owners and managers, the strength of our brands, and the success of our marketing programs and price.

Our principal competitors include:

●	other vacation and short-term rental listing websites, such as TripAdvisor.com, HomeAway.com, VRBA.com, Booking.com and Airbnb.com;

●	websites that list both rooms to rent as well as ALRs, such as Airbnb.com, Booking.com, HomeAway.com and VRBO.com;

●	professional property managers who charge a percentage of booking revenue for their services, such as Wyndham Worldwide Corp. and InterHome, AG;

●	hotels that offer large rooms and amenities common in ALRs, such as Hyatt Vacation Clubs and Four Seasons Resorts;

●	websites that aggregate listings from property managers who advertise and take bookings on behalf of property managers, such as Perfect Places, Inc., Atraveo and E-Domizil;

●	online travel websites, such as those operated by Expedia.com, Hotels.com, Kayak.com, Booking.com, Orbitz.com, Priceline.com and Travelocity.com, that have traditionally provided comprehensive travel services and may expand or are now expanding into the ALR category;

●	timeshare exchange companies, such as Interval International, Inc. and RCI, LLC;

●	large Internet companies, such as Craigslist, Inc., eBay Inc., Google Inc., MSN.com and Yahoo!, which provide vacation rental listing or search services in addition to a wide variety of other products or services; and

●	offline publishers of classified vacation rental listings, including regional newspapers and travel-related magazines.

For a discussion of the risks attendant to the highly competitive nature of our market, see the information under the heading “Risk Factors” below under the caption “The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.”

Seasonality

Property owners and managers tend to list their properties when travelers are most likely to make vacation plans. The timing primarily depends on whether travelers are taking a winter or summer vacation and tends to vary by country. The highest level of listings are expected in the first quarter of a year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of listings are expected in the third quarter. By the fourth quarter, property owners and managers of winter vacation destinations will be listing their properties in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe also have seasonality, which may not be reflected in the same quarters (for example, winter and summer months are reversed in the southern hemisphere).

As the listings grow, the seasonality of those transactions may result in higher revenues in the summer and winter vacation months. We also expect seasonality in the number of visitors to our websites, with the first quarter having the highest number of visitors.

Research and Development

We have developed proprietary systems to create, maintain and operate our websites. This technology consists of systems developed by internal and third party designers, developers and engineers and software acquired or licensed from outside developers and companies. As soon as the development is complete (which is planned to be completed in the next few months, if not sooner), those third party designers, developers and engineers will be employed as full-time employees. Our systems are being designed to serve other property distributors, property owners, managers and travelers in an automated and scalable fashion. Costs associated with our research and development are included as capitalized development costs or included in several expenses including technology and development, salaries and benefits and in general and administrative expenses.

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

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, our registered and unregistered trademarks, contracts with third party property managers and distributors. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure will give us a competitive advantage in the online market for ALR listings and arrangements with attractions and tour operators. We rely on a combination of trademark, copyright and trade secret laws in the United States as well as contractual provisions, to protect our proprietary technology and our brands. We also rely on copyright laws to protect the appearance and design of our sites and applications, although to date we have not registered for copyright protection on any particular content. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. We also enter into confidentiality and invention assignment agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites or our brand names without authorization.

The primary web properties are:

●	monakergroup.com
●	nexttrip.com (and nextrip.com)
●	nexttrip.biz
●	maupintour.com
●	exvg.com (and extraordinaryvacations.com)
●	travelmagazine.com

Please see the information under the heading “Risk Factors” under the caption “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Recent Events Through Year-End

Private Placement Offering

On August 11, 2017, the Company closed the transactions contemplated by the Common Stock and Warrant Purchase Agreement, entered into by the Company on July 31, 2017 (the “Purchase Agreement”), with certain accredited investors named therein (collectively, the “Purchasers”). Under the terms of the Purchase Agreement, the Company sold the Purchasers an aggregate of 613,000 shares of our common stock (the “Shares”) and 613,000 warrants to purchase one share of common stock (the “Offering Warrants” and together with the Shares, the “Units”). The combined purchase price for one Share and one Offering Warrant to purchase one share of common stock in the Private Placement offering was $5.00.

Pursuant to a Placement Agency Agreement (the “Agent Agreement”) entered into with Northland Securities, Inc. (the “Agent”) on July 31, 2017, in connection with the offering, the Agent served as the Company’s exclusive placement agent for the offering. In consideration therewith, we paid the Agent 8% of the gross proceeds from the sale of the Units ($245,200) and, for the consideration of $50, sold the Agent a warrant to purchase shares of common stock equal to 5% of the shares sold in the offering (i.e., warrants to purchase 30,650 shares of common stock)(the “Agent Warrants” and collectively with the Offering Warrants, the “Warrants”). The Company also agreed to reimburse up to $150,000 of the expenses of the Agent in connection with the offering. The Placement Agreement includes customary representations and warranties and includes indemnification rights of the Agent. The Agent is also entitled to the registration rights and liquidated damages associated therewith which the Purchasers have pursuant to the Purchase Agreement.

William Kerby, the Chief Executive Officer and Chairman of the Company, purchased $50,000 of the Securities (10,000 Shares and Offering Warrants); Simon Orange, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (35,000 Shares and Offering Warrants); Donald Monaco, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (35,000 Shares and Offering Warrants); Pat LaVecchia, a member of the Board of Directors of the Company, purchased $10,000 of the Securities (2,000 Shares and Offering Warrants); and Robert J. Post, a member of the Board of Directors of the Company, purchased $25,000 of the Securities (5,000 Shares and Offering Warrants). Additionally, Stephen Romsdahl, a then significant stockholder of the Company, purchased $50,000 of the Securities (10,000 Shares and Offering Warrants) and another non-related party, who is a key distributor of the Company, purchased $100,000 of the Securities (20,000 Shares and Offering Warrants).

The exercise price of the Warrants was originally $5.25 per share, subject to adjustment as provided therein, which as described below has since lowered the exercise price thereof to $5.09 per share, and the Warrants are exercisable beginning on July 31, 2017 through July 30, 2022. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, and will also be subject to anti-dilution adjustments in the event the Company issues or is deemed to have issued any securities below the then exercise price of the Warrants, subject to certain exceptions (i.e., the Exempt Issuances, described below), during the 12 months following the closing date, each as described in greater detail in the Warrants. If after February 11, 2018, a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) is not available for the issuance or resale, as applicable, the Purchasers and the Agent, may exercise the Warrants by means of a “cashless exercise.”

Pursuant to the Purchase Agreement, we agreed that we will not, and we will ensure that our directors and officers and their affiliates would not, without the prior written consent of all Purchasers, from the date of execution of the Purchase Agreement and continuing to and including the date 90 days after the effective date of the registration statement to register the Shares and shares of common stock underlying the Offering Warrants (the “Offering Warrants” and the “Lock-Up Period”), (A) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of, directly or indirectly, any shares of common stock or any securities convertible into or exercisable or exchangeable for common stock or (B) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock, whether any such transaction described in clause (A) or (B) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, however, the Company may conduct an Exempt Issuance (as defined below) without the prior written consent of all Purchasers. “Exempt Issuance” means the issuance of (a) shares of common stock or options to employees, consultants, officers or directors of the Company pursuant to any stock or option plan duly adopted by a majority of the non-employee members of the board of directors of the Company or a majority of the members of a committee of non-employee directors established for such purpose, (b) securities upon the exercise of or conversion of any convertible securities, options or warrants issued and outstanding on the date of the Purchase Agreement, provided that such securities have not been amended since the date of the Purchase Agreement to increase the number of such securities or to decrease the exercise or conversion price of any such securities, and (c) securities issued pursuant to acquisitions or strategic transactions, provided any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

Pursuant to the Purchase Agreement, we agreed that until the 12 month anniversary of the closing of the offering, i.e., August 11, 2018, if the Company or any subsidiary thereof issues or agrees to issue any (i) common stock or (ii) any securities of the Company or the subsidiary that would entitle the holder thereof to acquire at any time common stock, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time directly or indirectly convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, common stock, except for the Exempt Issuances, entitling any person or entity to acquire shares of common stock at an effective price per share less than $5.00, within three trading days of the date thereof the Company is required to issue to such Purchaser additional shares of common stock based on the formula set forth in the Purchase Agreement. As of February 28, 2018, the Company has issued 15,686 shares of common stock to the Purchasers in order to adjust the purchase price for shares issued at an effective price per share less than $5.00 and through the date of this filing, an additional 4,390 shares of common stock to the Purchasers in order to adjust the purchase price for shares issued at an effective price per share less than $5.00, for a total of 20,076 common shares.

Pursuant to the terms of the Purchase Agreement, the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC (the “Registration Statement”) within 45 days following the closing of the offering (which date was September 25, 2017, and which Registration Statement was timely filed) to register the resale of the Shares and Warrant Shares and to cause the Registration Statement to become effective within 120 days following the closing of the offering (which date was December 9, 2017, and the Registration Statement was declared effective on November 13, 2017), subject to penalties as described in the Purchase Agreement.

The Purchase Agreement also required the Company to apply for listing of its common stock on the NASDAQ Capital Market within 60 days following the closing of the offering (which date was October 10, 2017 and which application was submitted on October 6, 2017) and to cause the Shares to be listed on the NASDAQ no later than 120 days following closing of the offering (which date was December 9, 2017). The Company’s common stock was not approved for listing on the NASDAQ Capital Market by the deadline of December 9, 2017, and the Company was in default of this requirement.

As a result of such default we were required to provide each Purchaser in the offering (and the placement agent in the offering), as partial liquidated damages for such delay, additional warrants equal to each Purchaser’s (and the agent’s) pro rata share of 1% of the warrants sold in the private placement offering (i.e. 6,437 warrants), per day, to each purchaser and the Agent. Such liquidated damages continued to be due, each day that we failed to comply with the requirements above, up to a maximum of 100 days. Pursuant to the liquidated damages provision of the purchase agreement, the Company, through the date of listing on the NASDAQ Capital Market (February 22, 2018), granted warrants to purchase an additional 465,066 shares of common stock to the Purchasers and the Agent in the offering.

The aggregate net proceeds from the offering, after deducting the placement agent’s fees payable in cash (described above) and other estimated offering expenses, were approximately $2.7 million. The Company intends to use the aggregate net proceeds to expand its technology division, increase its alternative lodging rental count, and general corporate purposes.

A required term of the offering was that William Kerby, our Chief Executive Officer and Chairman, and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) beneficially owned by them into 1,495,689 shares of common stock of the Company, which conversion occurred shortly after the closing of the offering. As a result of the conversion, we no longer have any outstanding shares of preferred stock.

As additional consideration for Pacific Grove Capital LP (“Pacific Grove”), agreeing to participate in the offering as a Purchaser, the Company entered into a Board Representation Agreement with Pacific Grove. Pursuant to the Board Representation Agreement, Pacific Grove will be granted the right to designate one person to be nominated for election to the Company’s Board of Directors so long as (i) Pacific Grove together with its affiliates beneficially own at least 4.99% of the Company’s common stock, or (ii) Pacific Grove together with its affiliates beneficially own at least 75% of the Securities purchased in the offering. Notwithstanding its rights under the Board Representation Agreement, Pacific Grove has not provided us notice of any nominees for appointment to the Board of Directors to date.

Wilton Debt Conversion and Voting Agreement

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company (the “Debt Conversion Agreement”). Pursuant to the Debt Conversion Agreement, we converted various promissory notes which Mr. Wilton held in the Company, which had an aggregate principal balance of $1,409,326 and were due and payable on December 17, 2017 (the “Wilton Notes”), into 281,866 shares of our restricted common stock. The conversion was undertaken pursuant to the forced conversion terms of the Wilton Notes, which allowed us to force the conversion of the Wilton Notes into common stock at a conversion price equal to 80% of the 5 day trailing average closing price of our common stock prior to conversion. Additionally, pursuant to the Debt Conversion Agreement, we agreed to pay Mr. Wilton $45,000 in cash, payable at the rate of $15,000 per month in September, October and November, 2017, and Mr. Wilton agreed (a) to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company; and (b) to not transfer any of the voting shares which he held, subject to certain exceptions, until the earlier of August 22, 2020 and the date we provide Mr. Wilton notice of the termination of such voting proxy. We and Mr. Wilton also provided each other general releases pursuant to the Debt Conversion Agreement.

Bettwork Purchase Agreement, Secured Note and Assignment and Novation

Effective on August 31, 2017, we entered into a Purchase Agreement (the “Bettwork Agreement”) with Bettwork Industries, Inc. (“Bettwork”). Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Pursuant to the Bettwork Agreement, we sold Bettwork:

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

Replacement of Republic Bank Revolving Line of Credit

On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), which replaced and superseded our prior line of credit with Republic originally entered into in June 2016 and amended from time to time. The line of credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018 (previously the amounts due under the line of credit were due on September 13, 2017). Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through the date of this Report, we have made draws of $1,193,000 under the line of credit.

Settlement Agreement

On or around December 22, 2017, we entered into a Settlement Agreement with RealBiz Media Group, Inc., our former consolidated subsidiary and NestBuilder.com Corp (“Nestbuilder”). As part of the Settlement Agreement, we agreed to pay NestBuilder $100,000 and to issue a total of 8,000 shares of our restricted common stock; with 5,200 restricted common shares being issued to NestBuilder valued at $27,820 and 2,800 restricted common shares being issued to Brian N Torres, PA valued at $14,980 as designated by NestBuilder; RealBiz agreed to reinstate to us 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratify all rights under the Certificate of Designation as reformed and amended of the RealBiz Series A Convertible Preferred Stock (e.g., to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A Convertible Preferred Stock converted from time to time) and remove any dividend obligations. The RealBiz designation of the Series A Convertible Preferred Stock was also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss various lawsuits which were pending involving the parties with prejudice and for general releases from each party.

First Amendment to Warrant January 10, 2018

On January 10, 2018, we entered into a First Amendment To Warrant (“Amendment”) agreement with Pacific Grove which amended the Common Stock and Warrant Purchase Agreement, provided to Pacific Grove in connection with the closing of the Purchase Agreement, whereby Pacific Grove acquired warrants to purchase 350,000 shares of our common stock. Through January 10, 2018, Pacific earned additional warrants to purchase 271,250 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the Purchase Agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Pacific’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement for each day that the Company failed to obtain the NASDAQ listing (the “Liquidated Damages”). Total warrants held by Pacific Grove as of January 10, 2018 were 458,500. We desired to incentivize Pacific Grove to exercise the Warrants by reducing the exercise price of the warrants from $5.25 per share to $2.625 per share, provided that Pacific agreed to immediately exercise such 458,500 warrants for $1,203,563 in cash. Pursuant to the Amendment, the exercise price of the warrants was reduced as discussed above and Pacific exercised the warrants in cash.

Pursuant to the Liquidated Damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific in consideration for the Liquidated Damages, the Company, through January 10, 2018, had granted warrants to purchase an additional 199,532 shares of common stock to the Purchasers and the Agent.

Additionally, as a result of the reduction in the exercise price of the Pacific Grove warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the Purchase Agreement and the Purchasers warrants was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers were due an additional 14,458 shares of the Company’s common stock; and (b) the $5.25 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), automatically decreased to $5.125 per share.

First Amendment to Warrant January 29, 2018

On January 29, 2018, we entered into a First Amendment To Warrant agreement with The Stadlin Trust dated 5/25/01 (“Stadlin”) which amended the Common Stock and Warrant Purchase Agreement provided to Stadlin in connection with the closing of the offering, whereby Stadlin acquired warrants to purchase 20,000 shares of our common stock. Through January 29, 2018, Stadlin earned additional warrants to purchase 9,800 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the Purchase Agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Stadlin’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement for each day that the Company failed to obtain the NASDAQ listing. Total warrants held by Stadlin as of January 29, 2018 were 29,800. We desired to incentivize Stadlin to exercise the Warrants by reducing the exercise price of the warrants from $5.125 per share to $2.625 per share, provided that Stadlin agreed to immediately exercise such 29,800 warrants for $78,225 in cash. Pursuant to the amendment, the exercise price of the warrants was reduced as discussed above and Stadlin exercised the warrants in cash.

Pursuant to the Liquidated Damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Stadlin in consideration for the Liquidated Damages, the Company, through January 29, 2018, had granted warrants to purchase an additional 315,388 shares of common stock to the Purchasers and the Agent.

Additionally, as a result of the reduction in the exercise price of the Stadlin warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the Purchase Agreement and the Purchasers warrants was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers were due an additional 1,220 shares of the Company’s common stock; and (b) the $5.125 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), the exercise price of such warrants remained unchanged at $5.125 per share.

Reverse Stock Split

Effective on February 6, 2018, the Board of Directors of the Company, approved a 1-for-2.5 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Company’s majority stockholders, effective on September 13, 2017, via a written consent to action without a meeting, provided the Board of Directors authority to affect a reverse stock split of the Company’s outstanding common stock in a ratio of between one-for-one and one-for-four, in their sole discretion, without further stockholder approval, by amending the Company’s Articles of Incorporation, at any time prior to the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders (the “Stockholder Authority”). The Reverse Split was affected and approved by the Board of Directors pursuant to the Stockholder Authority.

Effective on February 8, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect the 1-for-2.5 Reverse Split of all of the Company’s outstanding shares of common stock, which was effective on Monday, February 12, 2018.

NASDAQ Listing

Effective on March 12, 2018, the Company’s common stock began trading on The Nasdaq Capital Market under the trading symbol “MKGI.”

Recent Transactions Which Occurred After Year End 2018

On March 1, 2018, we entered into a First Amendment to Warrant agreement with Pacific Grove. Pursuant to the agreement, the Company and Pacific Grove agreed to reduce the exercise price of the warrants to purchase 147,000 shares of common stock which Pacific Grove was granted as penalty warrants in connection with the Company’s prior failure to obtain the timely listing of its common stock on the Nasdaq Capital Market, from $5.125 per share to $2.625 per share, in consideration for Pacific Grove immediately exercising such warrants for cash. Total consideration received from the exercise of the warrants by Pacific Grove pursuant to the Amendment was $385,875.

Pursuant to the anti-dilution provisions of the Purchase Agreement, the Purchasers were due their pro rata portion (less Stadlin, who had waived such rights) of an aggregate of an additional 4,390 shares of common stock in connection with the reduction in exercise price of the warrants held by Pacific Grove as described above.

As a result of all of the anti-dilutive transactions described above, a total of 14,458 shares of common stock were issued to the Purchasers (the “Liquidated Damage Shares”) and the exercise price of the warrants sold pursuant to the Purchase Agreement and granted as liquidated damages, as discussed below, was automatically adjusted from the original exercise price of $5.25 per share to $5.09 per share.

As a result of the liquidated damage provisions triggered by our failure to timely obtain an uplisting to the Nasdaq Capital Market, penalty warrants to purchase a total of 465,066 shares of common stock were granted to the Purchasers and the agent in the offering, of which warrants to purchase 265,300 shares of common stock have been exercised to date and which 265,300 shares of common stock have been issued in connection with the exercises thereof and warrants to purchase 199,766 shares of common stock remain unexercised as of the date of this Report.

Employees

We employed 8 full-time employees at February 28, 2018. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly in the development and technology tasks. Our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers and other technical staff.

Segments

We operate as one operating segment consisting of products and services related to our online marketplace of travel services. For a discussion of revenue, net income and total assets, see Part II, Item 8 of this Annual Report on Form 10-K.

Our travel services are composed of the following services:

●	NextTrip.com is a travel portal that provides travelers with the ability to obtain flights, car and lodging rentals through third party relationships as well as a vast array of activities for entertainment while at their destinations. NextTrip.com will promote ALRs, in its lodging offering which includes vacation homes and unused timeshare properties.

●	Tours and activities are the focus of Maupintour. Maupintour is one of the oldest luxury tour companies in North America serving travel agents around the world. Maupintour has over 65 years’ experience with creating tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine-tasting in Italy.

●	A vacation home platform for vacation home rentals to be made available to other Distributors is being incorporated into NextTrip.com and once incorporated (which is planned to be completed in the next few months, if not sooner), it will allow other travel distributors to have access to real-time on-line bookable ALRs and present these products to their customers. This platform will present, through a proprietary API, a diverse portfolio of properties.

●	A timeshare resort rental platform is also being incorporated into NextTrip.com with the goal of expanding the traditional “alternative lodging” definition to include higher-end resort units. This will allow consumers to search and book from hundreds of thousands of vacant timeshare units. This vacant inventory is global with a large portion in 4 and 5 star hotels and resorts. Once incorporated into Nextrip.com, consumers will be able to book resort properties, in real-time, at significant discounts and without fear of any timeshare Membership solicitation. Additionally, the platform (which is planned to be completed in the next few months, if not sooner) will provide timeshare Property Managers/Developers/Owners a complete management tool. This will allow them to add and edit their own properties, monitor inventory bookings and rent properties that would have previously been vacant.

●	A library of travel footage shot in many countries around the world. There are many clips of hotels, resorts, cruise and destination activities that are used in the creation of travel videos that are presented on NextTrip blog.

●	NextTrip.biz is an active, internet based, corporate booking solution as a standalone platform for business owners to be able to sign up, create accounts for employees, control expenditures, add markups, and manage overall business travel.

●	Travelmagazine.com is an online travel publication with the aim of giving travelers around the world inspiration for where to go next. The publication offers written articles, videos, and podcasts.

Other Investments:

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2018, Monaker owned 44,470,101 shares of RealBiz Media Group, Inc. (RealBiz) Series A Preferred Stock. This interest, has been written down to zero ($0) as of February 28, 2018 and February 28, 2017 to reflect the realizable value of this investment.

Asset Purchases

On October 23, 2017, we entered into a Platform Purchase Agreement with Exponential, Inc. (“XPO”), which offers a white-label e- commerce platform. Pursuant to the Platform Purchase Agreement, XPO agreed to provide us software development services in connection with the development of an e-commerce platform (the Monaker Booking Engine (MBE)) and related application program interfaces (APIs). In consideration for the services agreed to be rendered by XPO, we issued XPO 200,000 shares of restricted common stock, valued at $1,485,000.

On November 14, 2017, we entered into a Purchase Agreement with Michael Heinze, Michael Kistner and Rebecca Dernbach, whereby we purchased source code in connection with an alternative lodging platform for $75,000 in cash and 34,783 shares of restricted common stock with a market value of $5.75 per share and an aggregate value of $200,000 for a total acquisition of $275,000.

On November 21, 2017, Monaker entered into a Purchase Agreement and an addendum thereto (the “Purchase Addendum”) with A-Tech LLC (“A-Tech”) on behalf of its wholly-owned subsidiary Parula Village Ltd. (“Parula”) whereby Monaker purchased from A-Tech, through Parula, ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. Additionally, as part of the same consideration, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); and the agreement provided that if the vacation rental residences were not completed within the 270 days, Monaker would cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. In the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction was less than $6.25 per share, Monaker was required to issue additional shares of restricted common stock such that the value of the shares issued to A-Tech totaled $1.5 million. On February 20, 2018 (the first business day following the 90th day after the closing), Monaker issued an additional 66,632 shares of common stock at $4.80 for a total of $319,834, to meet the 90 day anniversary look-back provision for a guaranteed purchase price of $1.5 million. In the event any encumbrances, taxes, levies, claims or liens of any kind are brought against the Property within 24 months of the closing, Monaker has the right at its sole discretion to either unwind the transaction and cancel all the shares issued to A-Tech or have A-Tech take actions to settle such claims. A-Tech also agreed to a leak out provision which prohibits it from selling shares of common stock exceeding 30% of the weekly volume of our common stock, up to a maximum of 96,000 shares each quarter, starting 180 days from the closing (provided that A-Tech is prohibited from selling any shares prior to the 180th day following the closing). Additionally, A-Tech granted us (or our assigns) a 48 hour first right of refusal to purchase any shares of common stock proposed to be sold by A-Tech at $6.25 per share, prior to A-Tech selling any such shares in the open market.

On May 31, 2018 effective February 28, 2018, Monaker and A-Tech entered into a First Amendment to the Purchase Agreement, to amend the terms of the Purchase Agreement to (a) provide for the acquisition by Monaker of a ‘right to own’ the Property instead of the ownership of the Property itself, as the title to the Property had not been legally transferred as of such date, which ‘right to own’ had an exercise price of $0 and was transferrable and exercisable by the Company at any time, (b) terminate the Construction Obligation, and (c) to correct certain inaccuracies in the original agreement. The First Amendment also required A-Tech to return 210,632 shares of common stock to Monaker for cancellation and were cancelled for non-performance. The First Amendment to the Purchase Agreement had an effective date of November 21, 2017.

Immediately thereafter, on May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). Bettwork and A-Tech share a common principal.

The Company is actively working on creating several key relationships with travel suppliers to allow it to distribute its ALR offerings. Currently, travel revenues are principally generated by Maupintour. Maupintour’s revenue is generated from the sale of high-end escorted tours and Flexible Independent Travel (FIT) tours as well as upscale clientele seeking customized trips. The Company estimates that its target market for Maupintour represents less than 1% of all U.S. domestic leisure travelers. We believe that upscale travelers, primarily discerning “Baby Boomers,” seek travel solutions rather than pre-packaged tours, and Maupintour has consistently tried to cater to this niche marketplace, rather than compete on the lower end of the market.

The travel videos are active on the NextTrip Blog and the number of travel clips available is increasing. Our videos have calls-to-action that we plan to push across the web and to mobile devices. As brand awareness is created through this media, we anticipate that revenues should increase as well.

The Company’s target markets are a) those consumers that prefer a “home away from home” experience when choosing their lodging preference (i.e., vacation homes) and those consumers that want affordable high-end resort accommodations (i.e., timeshare resort units); and b) established distribution channels and portals that cater to those same consumers.

Essentially, the Company has identified its target products as ALRs along with activities / tours. Its historical television media and real estate assets have been disposed to focus exclusively on the travel sector. The Company continues to serve its existing travel clients through Maupintour and NextTrip.com.

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

Risks Relating to the July/August 2017 Private Placement Offering

We face significant penalties and damages in the event the registration statement required to be filed by us in connection with our August 2017 private placement offering is subsequently suspended or terminated.

Pursuant to the terms of the Purchase Agreement entered into with the Purchasers in July 2017, relating to the sale of common stock and warrants, which closed in August 2017 (as described in greater detail above in “Item 1. Business” - “Recent Events Through Year-End” – “Private Placement Offering” and below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” - “Recent Significant Funding Transactions” – “Private Placement Offering”), the Company agreed to use commercially reasonable efforts to file a registration statement on Form S-1 (or Form S-3, if available) with the SEC within 45 days following the closing of the August 2017 private placement offering (which date was September 25, 2017, and which filing deadline was met) to register the resale of the shares sold in connection therewith and the shares of common stock issuable upon exercise of the warrants sold in connection therewith (collectively, the “Shares and Warrant Shares”) and to cause the registration statement to become effective within 120 days following the closing of the private placement offering (which date was December 9, 2017 and which registration statement became effective on November 13, 2017). In the event that there occurs a suspension in the availability of the registration statement, after effectiveness thereof, subject to certain exceptions described in the purchase agreement, we are required to pay to each purchaser (and the agent), on the 30th day following the first day of such suspension, and on each 30th day thereafter, an amount equal to 1% of the purchase price paid for the securities purchased by the purchaser (and agent) and not previously sold by the purchaser with such payments to be prorated on a daily basis during each 30 day period, up to a maximum of 6% of the purchase price paid for the securities.

We have already granted the purchasers additional warrants due to our failure to obtain the timely listing of our common stock on the NASDAQ Capital Market and in the event the required registration statement is subsequently suspended or terminated or we otherwise fail to meet certain requirements set forth in the purchase agreement, we could be required to pay significant additional penalties which could adversely affect our cash flow and cause the value of our securities to decline in value.

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

The exercise price of the warrants sold in the July/August private offering (and the penalty warrants described above) was initially $5.25 per share, subject to adjustment as provided therein, and the warrants are exercisable beginning on July 31, 2017 through July 30, 2022. The exercise price and number of shares of common stock issuable upon the exercise of the warrants (and the penalty warrants described above) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, and are also subject to weighted average anti-dilution adjustments in the event the Company issues or is deemed to have issued any securities below the then exercise price of the warrants, subject to certain exceptions (i.e., the Exempt Issuances, described below), during the 12 months following the closing date, each as described in greater detail in the warrants. After the six month anniversary of the closing (February 11, 2018), if a registration statement covering the issuance or resale of the shares of common stock issuable upon exercise of the warrants is not available for the issuance or resale, as applicable, the purchasers and the agent, may exercise the warrants by means of a “cashless exercise.”

As a result of the reduction in the exercise price of the Pacific Grove and Stadlin warrants as described above under “Part I” – “Item 1. Business” – “Recent Events Through Year-End”, the anti-dilution provision of the Purchasers warrants were triggered. Specifically, because the Company issued shares of common stock below the $5.25 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), the exercise price of such warrants automatically decreased to $5.09 per share.

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

Pursuant to the July/August 2017 private offering purchase agreement, we agreed that until the 12 month anniversary of the closing of the offering, i.e., August 11, 2018, if the Company or any subsidiary thereof issues or agrees to issue any (i) common stock or (ii) any securities of the Company or the subsidiary that would entitle the holder thereof to acquire at any time common stock, including without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time directly or indirectly convertible into or exchangeable for, or otherwise entitles the holder thereof to receive, common stock, except for the Exempt Issuances (defined above), entitling any person or entity to acquire shares of common stock at an effective price per share less than $5.00, within three trading days of the date thereof the Company is required to issue to such purchaser additional shares of common stock based on the formula set forth in the purchase agreement.

As a result of the reduction in the exercise price of the Pacific Grove and Stadlin warrants as described above under “Part I” – “Item 1. Business” – “Recent Events Through Year-End”, the anti-dilution provision of the Purchase Agreement was triggered. Specifically, because the Company issued shares of common stock below the $5.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers were issued an additional 15,686 shares of the Company’s common stock through the filing of this Report.

In the event we issue or are deemed to have issued additional securities for a value less than the adjusted price of $4.875, and we are required to issue the purchasers additional shares of common stock, it could cause significant dilution to existing stockholders.

If the holders of our common stock sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Up to 1,256,650 shares of common stock may be resold by certain stockholders through our resale registration statement filed to register the Shares and Warrant Shares, which became effective on November 13, 2017. Should such holders decide to sell their shares at a price below the market price as quoted on OTCQB, or any exchange on which our common stock might be listed in the future, the price may continue to decline. A steep decline in the price of our common stock upon being quoted on OTCQB, or any exchange on which our common stock might be listed in the future, would adversely affect our ability to raise additional equity capital, and even if we were successful in raising such capital, the terms of such raise may be substantially dilutive to current stockholders.

Risks Related to Our Operations, Business and Industry

We will need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of February 28, 2018, and February 28, 2017, the Company had an accumulated deficit of $110,696,774 and $100,659,632, respectively. The net loss for the year ended February 28, 2018, amounted to $10,037,142 which is mostly attributable to $2,571,503 of general and administrative expenses (including $750,000 of bad debt reserve; $515,674 of professional fees related to RealBiz litigation; $295,128 of investor relations and; $282,134 of accounting and legal fees); $2,085,000 of impairment loss; $1,589,060 of salaries and benefits, $947,243 of stock-based compensation; $508,566 of technology and development; and other expenses of $84,423. The travel operations generated a gross profit of $102,462 while the costs to develop and repair the platforms and websites amounted to $508,566. Additional development expenses are expected and we believe that the platforms / websites are expected to be operational between the second and third quarter of the fiscal year ended February 28, 2019. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. As described above, we believe that we have sufficient capital to support our operations with the funds raised in the July/August 2017 private placement offering (described above in “Part I” – “Item 1. Business” – “Recent Events Through Year End” – “Private Placement”), together with the warrants exercised in January 2018 and expected revenues which we anticipate generating beginning at the end of July 2018. Notwithstanding the above, if we require additional funding in the future and we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity. As of February 28, 2018 and February 28, 2017, we had $1,727,324 and $3,018,467, respectively, of current liabilities.

Since our inception, we have funded our operations with the proceeds from private equity financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the issuance of promissory notes that are convertible into shares of our common stock to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and continue to repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or we are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

The $4.5 million owed to us under Secured Convertible Promissory Notes and the $750,000 owed to us under a promissory note, each due from Bettwork Industries, Inc., may not be repaid timely, if at all.

Effective on August 31, 2017, we entered into a Purchase Agreement with Bettwork, pursuant to which we sold Bettwork certain of our media assets in consideration for a Secured Convertible Promissory Note in the principal amount of $2.9 million. The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on August 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in all of the acquired assets. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ certain property located in Belize from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million. The amount owed under the Secured Convertible Promissory Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Convertible Promissory Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the property. Bettwork may prepay the Secured Convertible Promissory Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Convertible Promissory Note is convertible into shares of Bettwork’s common stock, at our option, at a conversion price of $1.00, subject to adjustment as provided in the Secured Convertible Promissory Note, and subject to a 9.99% beneficial ownership limitation. Bettwork also owes us $750,000 under an outstanding promissory note.

Bettwork may not timely pay, or may not pay at all, the amounts due pursuant to the terms of the Secured Notes and promissory note. In the event that Bettwork fails to pay the amount due under the Secured Notes, we may be forced to attempt to foreclose on the assets securing the notes and/or enter into litigation against Bettwork, seeking the payment of the amount due. In the event that Bettwork does not have sufficient capital to pay the amounts due, we may be forced to accept a lesser amount of funding from Bettwork. Additionally, in the event that we are forced to foreclose on the assets securing the Secured Notes, such assets may not have a value equal to the amount owed under the notes and further, there may not be any other buyers for such assets. In the event we convert the amount due under the Secured Notes into common stock of Bettwork, such conversion may be at a premium to the market value of Bettwork’s common stock and there may be no market or liquidity for Bettwork’s common stock. In the event of the occurrence of any of the above described events, and/or in the event Bettwork fails to repay the promissory note, we may not have sufficient cash flow for our operations, may be forced to expend significant resources in litigation and/or in attempting to enforce our security interest over the assets, which may have a material adverse effect on our results of operations, our ability to maintain any future listing we secure on a national stock exchange, and/or cause the value of our common stock to decline in value. As of February 28, 2018, the August 2017 Secured Note and promissory note have been reserved. The August 2017 Secured Note has been reserved with deferred revenue of $2,900,000 and the $750,000 promissory note has been reserved with bad debt expense. The $1.6 million Secured Convertible Promissory Note was entered into after February 28, 2018.

If we are not able to complete software interfaces with our property owners, managers and distributors, in a timely manner, our business is susceptible to shortfalls in revenues due to delays in remitting our ALRs to distributors and/or ALRs not being available for bookings or distribution.

The Company contracts with property owners and managers to list their ALRs on the Company’s system. Those ALRs will be populated into the system through an application programming interface (API) from the property owner and/or manager to the Company. If the technology of the API is inadequate, erroneous or corrupted, the Company may incur delays in populating the ALRs into the Company’s system until the issues related to their API are corrected. These delays could cause delays in realizing revenues from bookings from those additional ALRs.

Also, the Company plans to provide its ALRs to distributors who will allow its customers to book those ALRs. The Company plans to make those ALRs available to distributors through its own API. If the technology of the distributor cannot write the correct program to request the ALRs from the Company’s operating system, the Company may incur delays in making the ALRs available to the distributor until the issues are resolved and the correct program is written by the distributor. These delays could cause delays in realizing revenues from bookings from those ALRs.

If we are unable to attract and maintain a critical mass of alternative lodging rental (ALR ) listings and travelers, whether due to competition or other factors, our marketplace will become less valuable to property owners and managers and to travelers, and it could significantly decrease our ability to generate revenue and net income in the future.

We anticipate that moving forward, most of our revenue will be generated when ALRs are booked by either customers to our website or, by customers to distributors we provide ALRs to (“Distributors”). Our revenue will be the difference between the funds received from our customers and distributors versus the net amount owed to the property owner / manager at the time of booking. Accordingly, our success primarily depends on our ability to attract owners, managers and travelers to NextTrip.com, Maupintour.com and to Distributors. If property owners and managers choose not to market their ALRs through our websites, or instead list them with a competitor, we may be unable to offer a sufficient supply and variety of ALRs to attract travelers to our websites. Similarly, our volume of new and renewal listings may suffer if we are unable to attract travelers to our websites or, to the Distributors. As a result of any of these events, the perceived usefulness of our online marketplace and the relationships with Distributors may decline, and, consequently, it could significantly decrease our ability to generate revenue and net income in the future. As a result, the value of our securities may decline in value or become worthless.

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

Our business will depend substantially on property owners and managers renewing their listings.

Our business will depend substantially on property owners and managers renewing their listings. Significant declines in our listing renewals could harm our expected operating results. Property owners and managers will generally market their vacation rentals on our websites with no obligation to renew. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors. These factors include property owners’ decisions to sell or to cease renting their properties, their decisions to use the services of our competitors, or their dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew listings if we cannot generate a large number of travelers who book vacation rentals through our marketplace and/or through our distributors. As a result our revenue may decline and our results of operations may be negatively affected.

If Distributors are unable to drive customers to their websites and/or we are unable to drive visitors to our websites, from search engines or otherwise, this could negatively impact transactions on the websites of our Distributor websites as well as our websites and consequently cause our revenue to decrease.

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

We will employ search engine optimization, or SEO to acquire visitors. SEO involves developing our websites in order to rank highly in relevant search queries. In addition to SEM and SEO, we may also utilize other forms of marketing to drive visitors to our websites, including branded search, display advertising and email marketing.

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

If our Distributors or we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEO and SEM strategy, it is likely that we will acquire fewer visitors to our websites. Fewer visitors to our websites could lead to property owners and managers becoming dissatisfied with our websites, as well as fewer travelers inquiring and booking through our websites, either or both of which could adversely impact our revenue. We may not be able to replace this traffic in a cost-effective manner from other channels, such as cost-per-click SEM or display or other advertising, or even at all. Any attempt to replace this traffic through other channels may increase our sales and marketing expenditures, which could adversely affect our operating results.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving alternative lodging rental (ALR), Internet and e- commerce industries could harm our operating results.

We have contracted for ALRs in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements that can affect our operations or regulate the rental activity of property owners and managers.

Compliance with laws and regulations of different jurisdictions imposing different standards and requirements is very burdensome because each region has different regulations with respect to licensing and other requirements for ALRs. Our online marketplaces are accessible by property owners, managers and travelers in many states and foreign jurisdictions. Our efficiencies and economies of scale depend on generally uniform treatment of property owners, managers and travelers across all jurisdictions. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs and increased liabilities for compliance deficiencies. In addition, laws or regulations that may harm our business could be adopted, or interpreted in a manner that affects our activities, including but not limited to the regulation of personal and consumer information and real estate licensing requirements. Violations or new interpretations of these laws or regulations may result in penalties, negatively impact our operations and damage our reputation and business.

In addition, regulatory developments may affect the ALR industry and the ability of companies like us to list those vacation rentals online. For example, some municipalities have adopted ordinances that limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days and other cities may introduce similar regulations. Some cities also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to ALR. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used, in ways not originally intended, that could burden property owners and managers or otherwise harm our business. These and other similar new and newly interpreted regulations could increase costs for, or otherwise discourage, owners and managers from listing their property with us, which could harm our business and operating results.

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

The market to provide listing, search and marketing services for the ALR industry is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. All of the services that we plan to provide to property owners, managers and travelers, including listing and search, are provided separately or in combination by current or potential competitors. Our competitors may adopt aspects of our business model, which could reduce our ability to differentiate our services. Additionally, current or new competitors may introduce new business models or services that we may need to adopt or otherwise adapt to in order to compete, which could reduce our ability to differentiate our business or services from those of our competitors. Furthermore, properties in the ALR industry are not typically marketed exclusively through any single channel, and our listing agreements are not typically exclusive. Accordingly, our competitors could aggregate a set of listings similar to ours. Increased competition could result in a reduction in revenue, rate of new listing acquisition, existing listings or market share.

There are thousands of vacation rental listing websites that compete directly with us for listings, travelers, or both, such as Booking.com, HomeAway.com, Airbnb, and TripAdvisor. Many of these competitors offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom will also market their properties on our websites.

Competitors also operate websites directed at the wider fragmented travel lodging market, such as Airbnb and HomeAway by listing either rooms or the owner’s primary home. These properties increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler. Some vacation rental property owners and managers also list on these websites, and consequently these companies currently compete with us to some extent.

We will also compete with online travel agency websites, such as Expedia, Hotels.com, Kayak, Priceline, Booking.com, Orbitz and Travelocity, which have traditionally provided comprehensive travel services and some of whom are now expanding into the vacation rental category. We also compete with large Internet search companies, such as craigslist, eBay, Google, MSN.com and Yahoo!, which provide listing or advertising services in addition to a wide variety of other products or services. In addition, some competitors, such as Perfect Places, Inc., Atraveo and eDomizil, predominately serve the professional property manager marketplace, and therefore have the ability to create more products and features targeted to property managers. Hotels, corporate travel providers, travel metasearch engines, travel content aggregators, mobile platform travel applications, social media websites, and even mobile computing hardware providers all also have the potential to increase their competitive presence in the areas of our business as well.

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

We have four platforms, a library of travel footage, an equity investment in RealBiz Media Group, Inc. and land in Belize to be developed into vacation rentals. The businesses we have acquired, or invested in, may not perform as well as we expect. Failure to manage and successfully integrate recently acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

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

In order to attract travelers to (i) our distributors, as well as (ii) our own online marketplace while retaining, and attracting new, distributors, property owners and managers, we will need to continue to invest in the development of new products, services and features that both add value for travelers, distributors, property owners and managers and differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If travelers, distributors, property owners or managers do not recognize the value of our new services or features, they may choose not to utilize our products or list on our online marketplace.

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

In addition, the market for online ALR is relatively new and, in many territories, is unproven with little data or research available regarding the market and industry. It is uncertain whether the ALR market in many territories will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and cash flow growth, at anticipated levels or at all; we may need to focus on, or offer, different types of products and services in order to remain competitive. Our success will depend, to a substantial extent, on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed (and use) their own proprietary online listing services and, therefore, may be reluctant or unwilling to use our services to market their properties. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraudulent activity, including phishing, or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which could significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our distributors, as well as our own, online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of the websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

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

William Kerby, our Chairman and Chief Executive Officer, entered into an employment agreement, dated October 15, 2006 and earns an annual base salary of $375,000. He may also, as determined by the Board of Directors (or an authorized committee thereof), receive a year-end performance bonus. The agreement has automatic renewal periods of four years each, and is currently in place until October 14, 2018. In the event the agreement is terminated by the Company with notice of non-renewal, the Company is required to pay Mr. Kerby all salary earned up until the date of termination, plus three months’ severance. The Agreement is also terminated upon the death or disability (i.e., he is unable to perform duties for a period of 120 days out of any 180 day period) of Mr. Kerby, and can be terminated by the Company for cause (gross negligence, willful misconduct, willful nonfeasance, material breach, conviction following final disposition of any available appeal of a felony or pleading guilty to or no contest to any felony) or without cause, and by Mr. Kerby for good reason (i.e., in the event the Company breaches any term of the agreement) or for no reason. In the event Mr. Kerby’s employment is terminated due to Mr. Kerby’s death, the Company is required to continue to pay his salary to his estate for a period of six months. In the event Mr. Kerby’s employment is terminated due to Mr. Kerby’s disability, the Company is required to continue to pay Mr. Kerby’s salary for the greater of two years or the period until disability insurance benefits furnished by the Company, if any, begin. In the event Mr. Kerby terminates his employment for good reason or the Company terminates his employment without cause, the Company is required to continue to pay Mr. Kerby’s salary and benefits for the remainder of the then term. In the event the Company terminates his employment for cause, Mr. Kerby is due his salary through the termination date. The agreement includes non-solicitation and non-competition clauses, prohibiting him from soliciting customers and clients of the Company or otherwise interfering with the Company’s employees for a period of six months from the date of termination, and prohibiting him from competing against the Company anywhere in the United States, for a period of three months from the date of termination, respectively, provided that the non-competition provision is voided in the event of the non-renewal of the agreement, in the event Mr. Kerby terminates his employment for good reason, in the event the Company terminates the agreement other than for cause, and certain other reasons described in greater detail in the agreement.

Omar Jimenez, our Chief Financial Officer and Chief Operating Officer, entered into an employment agreement, dated January 4, 2016, and earns an annual base salary of $325,000, and he is eligible for cash or common stock bonuses at the discretion of the board of directors. If the agreement is terminated by Mr. Jimenez for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Jimenez’s death or disability, Mr. Jimenez is due two calendar months of severance pay; if the agreement is terminated due to Mr. Jimenez’s disability, Mr. Jimenez, is due compensation through the remainder of the month during which he was terminated. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Jimenez for good reason or a termination by the Company other than for cause or disability.

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

Compounding these legal risks, many states and countries have enacted different and often contradictory requirements for protecting personal information collected and maintained electronically. Compliance with these numerous and contradictory requirements is particularly difficult for us because we collect personal information from users in multiple jurisdictions. While we intend to comply fully with these laws, failure to comply could result in legal liability, cause us to suffer adverse publicity and lose business, traffic and revenue. If we were required to pay any significant amount of money in satisfaction of claims under these or similar laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully, our business, operating results and financial condition could be adversely affected.

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

We may receive complaints related to certain activities on our websites, including disputes over the authenticity of an ALR listing. We may be subject to claims of liability for unauthorized use of credit card and/or bank account information, identity theft, phishing attacks, potential breaches of system security, libel, and infringement of third-party copyrights, trademarks or other intellectual property rights. Fraud may be purported by owners or managers listing properties which either do not exist or are significantly not as described in the listing. The methods used by perpetrators of fraud constantly evolve and are complex. Moreover, our trust and security measures may not detect all fraudulent activity. Consequently, we expect to receive complaints from travelers and requests for reimbursement of their rental fees, as well as actual or threatened related legal action against us in the usual course of business.

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

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets, which are unpredictable, as well as trends in the general economy. Therefore, our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations. For example, changes in the travel industry, such as disruptions caused by war, terrorist attacks, natural disasters, weather, bankruptcies or diseases could significantly reduce the willingness of potential travelers to plan vacation and other travel. Such disruptions that harm or destroy vacation homes could cause the property owners and managers of such homes to cancel or fail to renew their listings. Downturns in real estate markets may result in decreased new building rates and increases in foreclosures, which could also result in fewer vacation rentals available for listing. Also, since vacation travel is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that travelers spend on vacation travel.

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

In addition, our services will feature a property review platform, which allows travelers to post property reviews and other information about properties, property owners and managers. Although this feedback is generated by users and not by us, claims of libel, defamation or other injury have been made against other Internet service providers offering similar forums and may be made against us for content posted in this forum. Our potential liability for this information could require us to expend substantial resources to reduce our liability exposure and may limit the attractiveness of our and our distributors’ online marketplace. Moreover, our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed and as a result we could face significant liability for such claims which could have a material adverse effect on our cash flows.

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

In our processing transactions, we expect to receive a large volume of personally identifiable data but, we will not store personally identifiable data. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations and financial condition.

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

If we fail to maintain effective internal controls, it could adversely affect our financial position and lower our stock price.

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

As of February 28, 2018, the aggregate face value of our draws on a line of credit amounted to $1.193 million. Risks relating to our indebtedness include:

●	increasing our vulnerability to general adverse economic and industry conditions;

●	requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

●	making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;

●	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

●	possibly placing us at a competitive disadvantage compared to our competitors that have less debt; and

●	limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable.

William Kerby (our CEO and Chairman) and Donald P. Monaco (our Director), together own approximately 29% of our voting securities which gives them significant influence over the affairs of our Company.

William Kerby (CEO and Chairman) and Donald P. Monaco (Director), collectively control approximately 29% of our voting securities which gives them significant voting control over our Company. In addition to the above, pursuant to a Voting Agreement entered into in August 2017, Mark A. Wilton, who holds 11.3% of our outstanding common stock agreed to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company. As a result of the ownership described above, Messrs. Kerby and Monaco have significant influence in matters affecting our stockholders and significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share and 100,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this report, we have 8,152,656 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock and/or to affect a reverse stock split, without stockholder approval, and if additional shares are issued, it could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Our outstanding warrants may adversely affect the trading price of our common stock.

As of the date of this report, there were (i) outstanding warrants to purchase 971,941 shares of common stock at a weighted average exercise price of $5.29 per share. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. As of the date of this report, our stockholders’ equity is not above Nasdaq’s $2.5 million minimum. Additionally, moving forward, we may not generate over $500,000 of yearly net, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. If we fail to timely comply with the applicable requirements, and/or to timely cure the deficiency in our stockholders’ equity, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

If we are delisted from the Nasdaq Capital Market, your ability to sell your shares of our common stock could also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it could come within the definition of “penny stock” as defined in the Exchange Act and would then be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Due to the fact that our common stock is listed on the Nasdaq Capital Market, we are subject to financial and other reporting and corporate governance requirements which increase our costs and expenses.

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the Nasdaq Capital Market, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require Nasdaq approval for such transactions and/or Nasdaq rules may require us to obtain shareholder approval for such transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases its office space and certain office equipment under non-cancellable operating leases. Our executive, administrative and operating offices are primarily located in Weston, Florida where we leased approximately 2,500 square feet of office space at 2690 Weston Road, Suite 200, Weston, Florida 33331. In accordance with the terms of the office space lease agreement, the Company was renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. Monthly rental costs for calendar years 2016, 2017 and 2018 are $6,500, $6,695 and $6,896, respectively per month. The rent for the years ended February 28, 2018 and February 28, 2017 was $79,864 and $79,665, respectively.

The office lease described above terminated early on March 31, 2018, at the request of the landlord, without penalties to the Company. The Company entered into a new contract for new office space encompassing approximately 2,500 square feet at 2893 Executive Park Drive Suite 201, Weston, Florida 33331. The lease has a term of three years from April 15, 2018 through April 14, 2021. Monthly rental costs for the periods ending April 14, 2019, 2020 and 2021 are $6,243, $6,492 and $6,781, respectively.

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

Litigation related to RealBiz Media Group, Inc. (“RealBiz”)

Case Number 1:16-cv-61017-FAM

On May 11, 2016, RealBiz filed a Complaint against us in the United States District Court for the Southern District of Florida (the “Complaint”). The Complaint alleges $1,287,517 is due from us to RealBiz, and seeks the recovery of such amount, plus pre-judgment interest from October 31, 2015 and costs. The Complaint alleged causes of action including ‘account stated’ and ‘unjust enrichment’.

On May 19, 2016, we filed an Answer and Counterclaim to the Complaint (the “Counterclaim”) denying RealBiz’s allegations and claims and pleading affirmative defenses including ‘failure to state a claim for which relief can be granted’, ‘set-off’ rights (including that if there was any amount owed, RealBiz’s obligation to us far exceeded the $1.3 million amount that RealBiz alleged was due to it), ‘mistake or error’, ‘unclean hands’, ‘waiver’, ‘release’, ‘breach of contract’ (we alleged there was an oral agreement that all intercompany balances would be written–off) and ‘rescission of letter addressing partial balance due’ (confirming that a letter upon which RealBiz’s case was predicated was rescinded shortly after its issuance and was of no force or effect). The Counterclaim against RealBiz alleged causes of action including ‘unjust enrichment’ (we alleged that the net amount due to us from RealBiz was in excess of $10 million dollars if there is no oral agreement), ‘money had and received’, and ‘breach of contract’ (we alleged there was an oral agreement that all intercompany balances would be written–off), and sought recovery of all actual damages, consequential damages and incidental damages, if any, including but not limited to attorney’s fees and costs, plus-prejudgment and post-judgment interest.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of this lawsuit (as discussed below).

Case No.: CACE-16-019818

On October 27, 2016, the Company filed a Complaint (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC (“AST”)) for damages and injunctive relief from the defendant’s unreasonable delay and/or refusal to register the transfer of certain securities. We instructed RealBiz to transfer our preferred or common stock in RealBiz to certain of our shareholders on several occasions, however, the defendant’s wrongfully refused to register the transfers in violation of the Delaware Code and the terms of RealBiz’s preferred and common stock.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of this lawsuit (as discussed below).

Case No.: 16-24978-CIV-GRAHAM

On November 16, 2016, RealBiz cancelled the 44,470,101 Series A preferred shares and 10,359,892 common shares which were held by the Company in RealBiz in connection with an alleged over issuance of common shares relating to the conversion of Monaker’s dual convertible preferred shares.

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

The Company sought to reverse all actions taken by RealBiz that adversely and materially affected its rights under the Company’s preferred stock in RealBiz subsequent to the termination and cancellation of our stock or in the alternative to obtain damages for terminating and cancelling our stock.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of this lawsuit (as discussed below).

Case No.: 0:16-cv-62902-WJZ

A class action lawsuit has been filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The case, McLeod v. Monaker Group, Inc. et al, was filed on December 9, 2016. The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, Mcleod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

Case No.: C.A 2017-0189

On March 14, 2017, we filed a lawsuit against RealBiz pursuant to Section 220 of Delaware General Corporation Law, in The Court of Chancery of The State of Delaware seeking relief in the form of an order compelling RealBiz to make available to Monaker, for inspection and copying, certain corporate books and records as demanded by Monaker in a February 27, 2017 letter (the “Demand”). In addition to our statutory right to inspection under Section 220, we have contractual rights to access books and records as outlined in the documents governing our investment in RealBiz. Monaker’s purpose in making the Demand was, among other things, to: (1) determine the status of its investment and interest in RealBiz; (2) determine the appropriateness of certain actions recently announced by RealBiz; (3) investigate suspected wrongdoing by certain officers and directors of RealBiz; and (4) determine whether the RealBiz’s directors advanced their personal interests at the expense of Monaker and other investors. RealBiz declined to produce the requested books and records despite the Demand and communications between the parties’ counsels, filed a motion to dismiss taking the position that the Company was no longer a shareholder of RealBiz, and insisted instead that Monaker serve a second request for production in a separate action, Monaker Group, Inc. v. RealBiz Media Group, Inc., No. 1:16-cv-24978-DLG (the “Florida Action”).

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of this lawsuit (as discussed below).

Case No.: 2017-0351

On May 8, 2017, we filed a lawsuit in The Court of Chancery of The State of Delaware against Alex Aliksanyan, Thomas Grbelja, Keith White, Warren Kettlewell, Anshu Bhatnagar (collectively, the “Director Defendants”, each former directors of non-party RealBiz) and AST. The action against the Director Defendants was for damages for breaching their fiduciary duties to Monaker and the action against AST was for aiding and abetting those breaches. The suit alleged that the Director Defendants acted in concert to dilute and terminate Monaker’s ownership interest in and control of RealBiz to enrich themselves. The suit also alleged that the Director Defendants entered into self-serving agreements, issued securities below the stated value of the preferred stock as well as the sale of common stock at a substantial discount to the market value and improperly terminated and cancelled Monaker’s preferred and common stock in RealBiz. Finally, the suit alleged that AST aided and abetted the Defendants Directors in converting and eliminating Monaker’s beneficial ownership in RealBiz securities.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of the following lawsuits: Case Number 1:16-cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV-GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock) and remove any dividend obligations. The RealBiz designation was also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above unsettled and dismissed legal proceedings.

Contractual Settlement

In May 2017, we entered into a settlement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firms inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded a $450,943 credit to stock compensation in May 2017 as a result of the settlement.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on the NASDAQ Capital Market under the ticker symbol “MKGI”. Prior to March 12, 2018, our common stock traded on the OTCQB market under the same symbol. Our fiscal year end is February 28 or 29 depending on the year. The following table sets forth the high and low trading price (restated to post reverse split of 1:2.5) of our common stock for each quarter during the past two (2) fiscal years:

Period	High	Low
	Price	Price
Fiscal Year Ended February 28, 2017
First Quarter	$9.625	$3.325
Second Quarter	$10.875	$4.275
Third Quarter	$9.500	$5.275
Fourth Quarter	$7.000	$4.875

Fiscal Year Ended February 28, 2018
First Quarter	$8.125	$4.500
Second Quarter	$7.125	$4.375
Third Quarter	$7.950	$4.225
Fourth Quarter	$6.750	$4.350

These quotations reflect interdealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

Holders

On June 11, 2018, there were approximately 500 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number of record stockholders is not indicative of the total number of stockholders of the Company when including securities beneficially owned.

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

Equity Compensation Plan

On August 25, 2017, the Board of Directors adopted, subject to the ratification by the majority stockholders, which occurred effective on September 13, 2017, the Company’s 2017 Equity Incentive Plan (the “Plan”). The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

The Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. Incentive stock options granted under the Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the Plan are not intended to qualify as incentive stock options under the Code.

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

The Plan is administered by the Board of Directors of the Company and/or the Company’s Compensation Committee. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 500,000 shares. Such shares of common stock shall be made available from the authorized and unissued shares of the Company.

Transfer Agent

Our stock transfer agent is American Stock Transfer Co. (“AST”), 6201 15th Avenue, Brooklyn, NY 11219. AST’s telephone number in the U.S. is (718) 921-8124 and their internet address is www.amstock.com.

 EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of February 28, 2018	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	591,541	$5.60	1,408,459
Equity compensation plans not approved by security holders	—	$—	—
Total	591,541	$5.60	1,408,459

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

On February 6, 2018, the Board of Directors of the Company, approved a 1-for-2.5 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Company’s majority stockholders, effective on September 13, 2017, via a written consent to action without a meeting, provided the Board of Directors authority to affect a reverse stock split of the Company’s outstanding common stock in a ratio of between one-for-one and one-for-four, in their sole discretion, without further stockholder approval, by amending the Company’s Articles of Incorporation, at any time prior to the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders (the “Stockholder Authority”). The Reverse Split was affected and approved by the Board of Directors pursuant to the Stockholder Authority. Effective on February 8, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect the 1-for-2.5 Reverse Split of all of the Company’s outstanding shares of common stock, anticipated to be effective on Monday, February 12, 2018.

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

On August 26, 2016, we converted all of our then outstanding Series B (110,200 shares), Series C (13,100 shares) and Series D (110,156 shares) Preferred Stock, into an aggregate of 444,712 shares of our common stock, pursuant to certain special conversion terms offered in connection therewith and the mandatory conversion terms thereof.

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

All Preferred Stock Series B, C and D shares have been retired. The Preferred Stock Series A have also been retired and there are no outstanding Preferred Stock Series A shares.

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

Per the terms of the Amended and Restated Certificate of Designations relating to the Series A Preferred Stock, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:

          ○    (a) $62.50 per share; or

          ○    (b) at the lowest price the Company has issued stock as part of a financing.

●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $62.50 of debt for each share of Series A Preferred Stock.

On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series

C Preferred stock to grant to a holder of the Series A Preferred Stock the option to:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock; or to allow conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

On February 28, 2014, the Company’s Series A Preferred Stock shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock in Nevada to lock the conversion price to the lower of (a) a fixed price of $1.25 per share; and (b) the lowest price the Company has issued stock as part of a financing after January 1, 2006.

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,025,233 as of February 28, 2018 and February 28, 2017, respectively. These dividends will only be payable when and if declared by the Board.

The Company had 0 and 1,869,611 shares of Series A Preferred Stock issued and outstanding as of February 28, 2018 and February 28, 2017.

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

Share Repurchase Transactions

During the years ended February 28, 2018 and February 28, 2017, there were no repurchases of the Company’s common stock by the Company.

Recent Issuances of Unregistered Securities

During the fourth quarter of the fiscal year ended February 28, 2018 and through the date of this filing, we have issued the following securities which were not registered under the Securities Act:

Settlement Agreement

●	On or around December 22, 2017, we entered into a Settlement Agreement with RealBiz Media Group, Inc., our former consolidated subsidiary and NestBuilder.com Corp. As part of the Settlement Agreement, we agreed to pay NestBuilder $100,000 and to issue a total of 8,000 shares of our restricted common stock; 5,200 restricted common shares to NestBuilder valued at $27,820 and 2,800 restricted common shares to Brian N Torres, PA valued at $14,980 as designated by NestBuilder; RealBiz agreed to reinstate to us 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratify all rights under the Certificate of Designation as reformed and amended of the RealBiz Series A Convertible Preferred Stock (e.g., to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A Convertible Preferred Stock converted from time to time) and remove any dividend obligations. The RealBiz designation of the Series A Convertible Preferred Stock was also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss certain lawsuits which were pending between the parties with prejudice and for general releases from each party.

Consulting

●	On December 11, 2017, we issued 800 shares of restricted common stock, valued at $5,000, as payment for services rendered.

Warrant Exercise/Anti-Dilution

●	On December 12, 2017, we received $105,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, a director of the Company, and issued 21,000 shares of restricted common stock in connection with the exercise of a warrant which had an exercise price of $5.00 per share.
●	On January 10, 2018, we received $1,203,563 from Pacific Grove Capital LP, a greater than 10% shareholder of the Company, and issued 458,500 shares of restricted common stock in connection with a First Amendment to Warrant. Pursuant to the First Amendment to Warrant Agreement, Pacific exercised warrants to purchase 350,000 shares of common stock at a reduced exercise price of $2.625 per share. Additionally, Pacific exercised penalty warrants to purchase 108,500 shares of common stock at a reduced exercise price of $2.625 per share.
●	As a result of the reduction in the exercise price of the Pacific warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement entered into between the Company and the purchasers named therein dated July 31, 2017 (the “Purchase Agreement”) was triggered. The Purchasers were issued a total of 14,458 shares of the Company’s restricted common stock valued at $70,483 in connection with such anti-dilution rights.
●	On January 11, 2018, we received $130,200 from the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and a member of the Board of Directors of the Company, and issued 24,800 shares of restricted common stock in connection with the exercise of a warrant which had an exercise price of $5.25 per share.
●	On January 11, 2018, we received $10,500 from William Kerby, the CEO and Chairman of the Company, and issued 2,000 shares of restricted common stock in connection with the exercise of a warrant which had an exercise price of $5.25 per share.
●	On January 11, 2018, we received $95,000 from Monaco Investment Partners II LP, of which Donald Monaco is the managing general partner and a member of the Board of Directors of the Company, and issued 19,000 shares of restricted common stock in connection with the exercise of a warrant which had an exercise price of $5 per share.
●	On January 11, 2018, we received $200,000 from Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, and issued 40,000 shares of restricted common stock in connection with the exercise of a warrant which had an exercise price of $5 per share.
●	On January 29, 2018, we received $78,225 from The Stadlin Trust dated 5/25/01 and issued 29,800 shares of restricted common stock in connection with a First Amendment to Warrant Agreement. Pursuant to the First Amendment to Warrant Agreement, The Stadlin Trust exercised warrants to purchase 20,000 shares of common stock at a reduced exercise price of $2.625 per share. Additionally, Pacific exercised penalty warrants to purchase 9,800 shares of common stock at a reduced exercise price of $2.625 per share.
●	As a result of the reduction in the exercise price of the The Stadlin Trust warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement were triggered. The Purchasers were issued a total of 1,220 shares of the Company’s restricted common stock valued at $5,946 in connection with such anti-dilution rights.

As a result of certain anti-dilutive transactions described herein, a total of 14,458 shares of common stock were issued to the Purchasers (the “Liquidated Damage Shares”) and the exercise price of the warrants sold pursuant to the Purchase Agreement and granted as liquidated damages, as discussed below, was automatically adjusted from the original exercise price of $5.25 per share to $5.09 per share.

As a result of the liquidated damage provisions triggered by our failure to timely obtain an uplisting to the Nasdaq Capital Market, penalty warrants to purchase a total of 465,066 shares of common stock were granted to the Purchasers and the agent in the offering, which have an exercise price of $5.09 per share (subject to potential further dilution rights) and a term through July 30, 2022, of which warrants to purchase 265,300 shares of common stock have been exercised to date and which 265,300 shares of common stock have been issued in connection with the exercises thereof and warrants to purchase 199,766 shares of common stock remain unexercised as of the date of this Report.

On November 21, 2017, Monaker entered into a Purchase Agreement and an addendum thereto (the “Purchase Addendum”) with A-Tech LLC (“A-Tech”) on behalf of its wholly-owned subsidiary Parula Village Ltd. (“Parula”) whereby Monaker purchased from A-Tech, through Parula, ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. Additionally, as part of the same consideration, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); and the agreement provided that if the vacation rental residences were not completed within the 270 days, Monaker would cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. In the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction was less than $6.25 per share, Monaker was required to issue additional shares of restricted common stock such that the value of the shares issued to A-Tech totaled $1.5 million. On February 20, 2018 (the first business day following the 90th day after the closing), Monaker issued an additional 66,632 shares of common stock at $4.80 for a total of $319,834, to meet the 90 day anniversary look-back provision for a guaranteed purchase price of $1.5 million. In the event any encumbrances, taxes, levies, claims or liens of any kind are brought against the Property within 24 months of the closing, Monaker has the right at its sole discretion to either unwind the transaction and cancel all the shares issued to A-Tech or have A-Tech take actions to settle such claims. A-Tech also agreed to a leak out provision which prohibits it from selling shares of common stock exceeding 30% of the weekly volume of our common stock, up to a maximum of 96,000 shares each quarter, starting 180 days from the closing (provided that A-Tech is prohibited from selling any shares prior to the 180th day following the closing). Additionally, A-Tech granted us (or our assigns) a 48 hour first right of refusal to purchase any shares of common stock proposed to be sold by A-Tech at $6.25 per share, prior to A-Tech selling any such shares in the open market.

On May 31, 2018 effective February 28, 2018, Monaker and A-Tech entered into a First Amendment to the Purchase Agreement, to amend the terms of the Purchase Agreement to (a) provide for the acquisition by Monaker of a ‘right to own’ the Property instead of the ownership of the Property itself, as the title to the Property had not been legally transferred as of such date, which ‘right to own’ had an exercise price of $0 and was transferrable and exercisable by the Company at any time, (b) terminate the Construction Obligation, and (c) to correct certain inaccuracies in the original agreement. The First Amendment also required A-Tech to return 210,632 shares of common stock to Monaker for cancellation and were cancelled for non-performance. The First Amendment to the Purchase Agreement had an effective date of November 21, 2017.

Immediately thereafter, on May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). Bettwork and A-Tech share a common principal.

We claim an exemption from registration for the issuances and sales described above pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there-from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Our achievement of these objectives will further depend on our ability to successfully enable more online bookable listings. Achieving growth in the number of distributors and the number of listings involves our ability to (i) increase our listing renewal rates, (ii) reach new distributors, property managers and owners through marketing activities, and/or (iii) obtain new listings through geographic expansion, strategic acquisitions or investments. Increasing revenue per listing and revenue from other products and services will involve our ability to successfully drive more bookings and to successfully introduce new products to our marketplace.

In the future, we believe it will become more important to increase marketing investments to grow and further advertise our brand and products to distributors and travelers. We have seen other companies launch online businesses offering ALRs or other alternatives to hotels and we believe this growing favorable awareness of alternatives to hotels will support growth in our business. However, we have also seen a trend of increased government regulation and taxation of the industry. We continue to monitor the effects of these trends and will take actions as necessary to mitigate their effects.

Recent Significant Funding Transactions

On August 11, 2017, the Company closed the transactions contemplated by the Purchase Agreement, described in greater detail above under “Part I” – “Item 1. Business” – “Recent Events Through Year-End” – “Private Placement Offering”. The aggregate net proceeds from the offering, after deducting the placement agent’s fees payable in cash and other estimated offering expenses, were approximately $2.7 million. The Company intends to use the aggregate net proceeds to expand its technology division, increase its alternative lodging rental count, and general corporate purposes.

Key Financial Highlights

Key financial highlights for the fiscal year end (FYE) February 28, 2018 include the following:

●	Travel and commission revenue was approximately $431,000 compared to $400,000 for FYE February 28, 2017, or an increase of 8%;

●	Net loss attributable to Monaker Group, Inc. was approximately $10.0 million, or $1.61 per basic and diluted share for FYE February 28, 2018, compared to net loss of approximately $7.1 million, or $2.06 per diluted share, in FYE February 28, 2017, or a decrease of 18%;

●	Cash used in operating activities was approximately $3.72 million for FYE February 28, 2018 compared to approximately $3.74 million for FYE February 28, 2017, or a decrease of 0.3%;

●	Cash provided by financing activities was approximately $4.8 million for FYE February 28, 2018 compared to approximately $5.3 million for FYE February 28, 2017;

●	There was a net increase in cash of approximately $597,000 for FYE February 28, 2018, compared to an increase in cash of approximately $869,000 for FYE February 28, 2017; and

●	Cash and cash equivalents as of February 28, 2018 was approximately $1,604,000.

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

We generate our revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world. We also generate revenue from commissions on bookings and sales of ancillary products and services.

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized at the earlier of the date of travel or the last date of cancellation (i.e. the customer’s refund privileges lapse).

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

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2018 Compared to the Fiscal Year Ended February 28, 2017

Revenues

Total travel and commission revenues increased 7.6% to $430,797 for the fiscal year ended (FYE) February 28, 2018, compared to $400,277 for the FYE February 28, 2017, an increase of $30,520. This increase is mainly attributable to repeat business and the marketing efforts throughout the fiscal year.

Operating Expenses

Our operating expenses, including cost of revenues, technology and development, salaries and benefits, selling and promotion, amortization of intangibles, impairment of intangibles and general and administrative expenses, increased 11.2% to $8,154,450 for the FYE February 28, 2018, compared to $7,332,055 for the fiscal year ended February 28, 2017, an increase of $822,395.

Other Income (Expenses)

Other income (expense) includes interest expense, loss on legal settlement, interest income, penalty warrants, gain on extinguishment of debt, gain on sale of investments and the registration rights penalties. Other expense increased 1,298% to $2,313,489 for the FYE February 28, 2018, compared to $165,497 for the FYE February 28, 2017, an increase of $2,147,992.

The increase is mainly attributable to:

(i)	a decrease in gain on extinguishment of debt, which decreased to $0 for the FYE February 28, 2018, compared to $97,943 for the FYE February 28, 2017. Gain on extinguishment of debt was in connection with the settlement of outstanding debts for discounted amounts which were offset by honoring debt obligations related to an entity (Next 1 Network, Inc.) that was sold in January 2016;
(ii)	a decrease in the gain on sales of investment which decreased to $0 for the FYE February 28, 2018, compared to $66,011 for the fiscal year ended February 28, 2017. Gain on sales of investments was in connection with the sale of the 51% membership interest in Name Your Fee, LLC.;
(iii)	the increase in loss on legal settlements to $142,800 for the FYE February 28, 2018, compared to $81,832 for the FYE February 28, 2017. The FYE February 28, 2018 amount of $142,800 is related to the RealBiz litigation (see “Part I” – “Item 3. Legal Proceedings”) and the FYE February 28, 2017 represents the payment of an arbitration award on June 2, 2016;
(iv)	a decrease in interest expense to $198,038 for the FYE February 28, 2018, compared to $248,200 for the FYE February 28, 2017. The decrease is due primarily to the conversion, on August 22, 2017, of promissory notes held by Mark A Wilton, a significant stockholder of the Company, with an aggregate principal balance of $1,409,326, into 281,866 shares of restricted common stock of the Company; and
(v)	an increase of $1,972,800 for warrants issued in connection with the failure to timely uplist on NASDAQ.

Net Loss

We had a net loss of $10,037,142 for the FYE February 28, 2018, compared to a net loss of $7,097,275 for the FYE February 28, 2017, an increase of $2,939,867. The increase in net loss was primarily attributable to the increase in other expenses of $2,147,992, largely related to registration rights penalties and an increase in operating expenses of $822,395.

Contractual Obligations. The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2018	FYE 2019	FYE 2020 and beyond	Totals
Office Lease	$72,430	$77,534	$91,107	$241,071
Other	51,167	3,150	—	54,317
Totals	$123,597	$80,684	$91,107	$295,388

Liquidity and Capital Resources; Going Concern

At February 28, 2018, we had $1,604,414 of cash on-hand, an increase of $597,349 from $1,007,065 at February 28, 2017. The increase in cash is due primarily to (i) the funds raised on August 11, 2017, in connection with the closing of the Purchase Agreement (as described above under “Part I” – “Item 1. Business” – “Recent Events Through Year-End” – “Private Placement Offering”) and (ii) the funds raised from the exercise of warrants by Directors of the Company and investors who participated in the Purchase Agreement, which raised an aggregate of $4,830,739. These funds were offset by the payment of operating expenses of $4,622,784 and website development costs of $415,182.

As of February 28, 2018, the Company had total current liabilities of $1,727,324, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from Republic Bank (described below) of which $1,193,000 was drawn (the same as of February 28, 2017), accounts payable of $428,120 (an increase of $165,627 from $262,493 as of February 28, 2017), and other current liabilities of $106,204 (a decrease of $47,444 from $153,648 as of February 28, 2017). We anticipate that we will satisfy these amounts from proceeds derived from equity sales, conversions to equity securities and revenue generated from sales, as well as from our cash on hand.

As of February 28, 2018, we had $5.8 million in total assets, $4.6 million in total liabilities, negative working capital of $70,000 and a total accumulated deficit of $110.7 million.

Net cash used in operating activities increased to $3,724,856 for the FYE February 28, 2018, a decrease of $13,047 from the $3,737,903 cash used in operating activities during the FYE February 28, 2017.

Net cash used in investing activities decreased to $508,566 for the FYE February 28, 2018, a decrease of $176,848 from $685,414 during the FYE February 28, 2017. The change is due to fewer modifications required on live websites from the prior year and a resulting decrease in payments related to website development costs.

Net cash provided by financing activities decreased to $4,830,771 for the FYE February 28, 2018, a decrease of $461,667 from $5,292,438 for the FYE February 28, 2017. This decrease was primarily due to a decrease in (i) draw downs on the line of credit (described below), (ii) proceeds from shareholder loans and (iii) proceeds from the issuances of common stock and warrants which were offset by an increase in funds received from the exercises of common stock warrants, and the discontinuation of payments on convertible promissory notes and shareholder loans as they were paid off.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit were originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through February 28, 2018, we have made draws of $1,193,000 under the line of credit.

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ certain property located in Belize from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million. The amount owed under the Secured Convertible Promissory Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Convertible Promissory Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the property. Bettwork may prepay the Secured Convertible Promissory Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Convertible Promissory Note is convertible into shares of Bettwork’s common stock, at our option, at a conversion price of $1.00, subject to adjustment as provided in the Secured Convertible Promissory Note and subject to a 9.99% beneficial ownership limitation.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support itself. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 28, 2018, we had approximately $1.6 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from the private equity and debt financings and we anticipate we will continue to meet our funding requirements through the sale of equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our products and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we anticipate that by the fourth fiscal quarter of FYE February 28, 2019, our operations will be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

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

Revenue for customer travel packages purchased directly from the Company are recorded in gross amounts (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

We generate our revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world. We also generate revenue from commissions on bookings and sales of ancillary products and services.

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

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

Accounts Receivable

We extend credit to our customers in the normal course of business. Further, we regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. As of February 28, 2018 and February 28, 2017, we had no accounts receivable, therefore, our allowance for doubtful accounts was $0.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2018, we did not impair any long-lived assets.

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

When we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. We evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 28, 2018 and February 28, 2017.

Intellectual properties that have finite useful lives are amortized over their useful lives. We incurred amortization expense of $211,115 and $1,779,820 for the years ended February 28, 2018 and February 28, 2017, respectively, which is included in general and administrative expenses. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018.

Convertible promissory notes

Upon issuance of convertible promissory senior notes, we separated the notes into liability and equity components. We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not re- measured as long as it continues to qualify for equity classification. The balance of convertible promissory senior notes, as of February 28, 2018 and February 28, 2017, was $0 and $1,409,326, respectively.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings and is effective in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the new standard during 2017, preventing the need to account for several outstanding warrants that contain down round features as derivative instruments.

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

We have adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2018, the Company’s income tax returns for tax years ending February 28, 2017, February 29, 2016 and February 28, 2015, 2014, 2013, and 2012 remain potentially subject to audit by the taxing authorities.

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

On February 12, 2018, we effected a 1:2.5 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through which appear at the end of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of February 28, 2018, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 28, 2018 based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended February 28, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On April 18, 2017, the Board of Directors adopted charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board of the Directors, which are incorporated by reference herewith as Exhibits 99.1, 99.2 and 99.3, respectively. The Board of Directors appointed Mr. Pat LaVecchia (Chairman), Mr. Doug Checkeris and Mr. Robert Post, as members of the Audit Committee; Mr. Simon Orange (Chairman) and Mr. Checkeris, as members of the Compensation Committee; and Mr. Checkeris (Chairman) and Mr. LaVecchia, as members of the Nominating and Corporate Governance Committee.

The Board of Directors also adopted the Whistleblower Protection Policy, a copy of which is incorporated by reference hereto as Exhibit 14.3, on April 18, 2017.

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

Name	Age	Position	Officer and/or Director Since
William Kerby	60	Chief Executive Officer and Chairman	2008
Omar Jimenez	56	Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary and Director	2016
Pat LaVecchia	51	Director	2011
Donald P. Monaco	65	Director	2012
Doug Checkeris	62	Director	2012
Simon Orange	50	Director	2017
Robert Post	56	Director	2017

Management and Director Biographies:

William Kerby – Chief Executive Officer and Chairman

William Kerby is the Founder, Chairman, and CEO of Monaker Group, Inc. From July 2008 to present, he has been the architect of the Monaker model, overseeing the development and operations of the Company’s Travel, Real Estate and Television Media divisions. In October 2012, Monaker transferred its real estate assets into a public company - RealBiz Media Group, Inc., where Mr. Kerby served as CEO until August 2015 and on the Board until April of 2016. In July 2015, the decision was made to separate the Television and Real Estate operations from Monaker thereby allowing management to focus all efforts on the development of its travel operations. From April 2002 to July 2008, Mr. Kerby served as the CEO of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002, Mr. Kerby founded and managed Travelbyus, a publicly-traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada – a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Brittan, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989, Mr. Kerby worked in the financial industry as an investment advisor. Mr. Kerby graduated from York University in May 1980 with a Specialized Honors Economics degree. We selected Mr. Kerby to serve on our Board because he brings to the board extensive knowledge of the travel industry. Having served in senior corporate positions in many travel related companies, he has a vast knowledge of the industry.

Omar Jimenez – Chief Financial Officer, Chief Operating Officer, Treasurer, Secretary, and Director

In January 2017, the Board of Directors of the Company appointed Omar Jimenez as a member of the Board of Directors. On September 19, 2016, Mr. Jimenez was appointed by the Board of Directors of the Company to the positions of Treasurer and Secretary of the Company. In January 2016, the Board of Directors of the Company appointed Omar Jimenez to the position of Chief Financial Officer and Chief Operating Officer of the Company. Mr. Jimenez has held a variety of senior financial management positions during his career. From May 2009 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from June 2004 to May 2009 he served as President and Chief Financial Officer at American Leisure Holdings, Inc., focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez also served from April 2002 to June 2004 as Director of Operations for US Installation Group, Inc., a selling and installation group for The Home Depot, and CFO and VP of Onyx Group, Inc., a conglomerate with 700 employees and annual revenues exceeding $400 million. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University.

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

Donald P. Monaco – Director

Donald P. Monaco has served as a member of the Board of Directors since August 2011. Mr. Monaco served on the RealBiz Media Group, Inc. Board of Directors from October 2012 until April 2016. Mr. Monaco is the owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport serving airline, military and general aviation customers since November 2005; a partner in Lark O’ the Lake, LLC since April 2015; and the principal owner of the Duluth Flying Club, LLC since May 2015. Mr. Monaco also serves as a Commissioner on the Metropolitan Airports Commission in Minneapolis-St. Paul and is a Director at Republic Bank in Duluth, Minnesota. Mr. Monaco is the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco spent over 18 years as a Partner and Senior Executive and served 28 years as an international information technology and business management consultant with Accenture in Chicago, Illinois.

Doug Checkeris – Director

Doug Checkeris has served as a member of the Board of Directors since September 2012. Mr. Checkeris also served as the Company’s Chief Marketing Officer from February 2012 to February 2014. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Mr. Checkeris’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Mr. Checkeris started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP. Mr. Checkeris served on the RealBiz Media Group, Inc. Board of Directors from October 2012 until April 2016.

Simon Orange – Director

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

Robert J. Post – Director

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

Committees of the Board of Directors

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William Kerby (1)
Omar Jimenez
Pat LaVecchia	X	C		M
Donald P. Monaco
Doug Checkeris	X	M	M	M
Simon Orange	X		C
Robert Post	X
M

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

The charter for each committee of the Board identified below is available on our website at www.monakergroup.com. Copies of the committee charters are also available for free upon written request to our Corporate Secretary. Additionally, the committee charters are incorporated by reference as exhibits to this Annual Report on Form 10-K.

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

The Audit Committee Charter is incorporated herein by reference as Exhibit 99.1.

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

The Compensation Committee Charter is incorporated herein by reference as Exhibit 99.2.

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

The Nominating and Governance Committee was formed on April 18, 2017.

The Nominating and Governance Committee Charter is incorporated herein by reference as Exhibit 99.3.

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

Board of Directors Meetings

During the fiscal year that ended on February 28, 2018, the Board took all actions via the unanimous written consent of the Board of Directors; provided that the Board did confer on a regular, frequent and informal basis throughout the year. All directors attended at least 75% of the Board of Directors meetings during FYE February 28, 2018.

Stockholder Communications with the Board

In connection with all other matters other than the nomination of members of our Board of Directors (as described above), our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Secretary, 2893 Executive Park Drive, Suite 201, Weston, Florida 33331, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular member of the Board of Directors, the communication will be forwarded to a Board member to bring to the attention of the Board.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that during FYE February 28, 2018, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except for: Donald P. Monaco, our director, who inadvertently failed to timely disclose six transactions on Form 4; Robert J. Post, our director, who inadvertently failed to timely disclose four transactions on Form 4; Omar Jimenez, our Chief Financial Officer, Chief Operating Officer and director, who inadvertently failed to timely disclose one transaction on Form 4; William Kerby, our Chief Executive Officer and Chairman, who inadvertently failed to timely disclose four transactions on Form 4; Pat LaVecchia, our director, who inadvertently failed to timely disclose four transactions on Form 4; Simon Orange, our director, who inadvertently failed to timely disclose three transaction on Form 4; and Pacific Grove, a greater than 10% shareholder of the Company, which failed to timely disclose its initial ownership on Form 3 and failed to timely disclose two transactions on Form 4.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended February 28, 2018 and February 28, 2017 (Fiscal 2018 and Fiscal 2017, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2018 and 2017, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus		Stock Awards (a)		Option Awards	Non-Equity Inventive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
William Kerby, CEO and Chairman of the Board (1), (3), (5), (6)	2018	$375,100	$-0-		$-0-		$-0-	$-0-	$-0-	$39,600	$414,700
	2017	$306,250	$-0-		$-0-		$-0-	$-0-	$-0-	$39,600	$345,850
Omar Jimenez, CFO, COO and Director (2), (4)	2018	$325,643	$70,000	(8)	$-0-		$-0-	$-0-	$-0-	$-0-	$395,643
	2017	$231,250	$40,000	(8)	$250,000	(7)	$-0-	$-0-	$-0-	$-0-	$521,250

(a)	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(1)	William Kerby is the CEO and Chairman of the Company. Mr. Kerby has been CEO since the inception of the Company.
(2)	Omar Jimenez was hired as CFO and COO of the Company on January 21, 2016.
(3)	William Kerby currently receives an annual base salary of $375,000.
(4)	Omar Jimenez currently receives a base salary of $325,000.
(5)	William Kerby receives additional compensation in the form of a Car Allowance in the amount of $1,200 per month.
(6)	William Kerby receives additional compensation in the form of a Merchant Banking Guarantee in the amount of $2,100 per month.
(7)	On April 19, 2017, we issued Omar Jimenez, the Company’s Chief Financial Officer, Chief Operating Officer and director, 40,000 shares of restricted common stock valued at $250,000 or $6.25 per share as bonus compensation for the fiscal year ended February 28, 2017.
(8)	As of February 28, 2018, Omar Jimenez has accrued an unpaid contractual bonus of $170,000 of which $70,000 was accrued for the year ended February 28, 2018; $40,000 was accrued for the year ended February 28, 2017; and $60,000 was accrued for periods prior to February 28, 2017, each pursuant to the terms of his employment agreement.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Agreements

We have the following employment contracts in place with our Named Executive Officers:

William Kerby

William Kerby entered into an employment agreement, dated October 15, 2006, with the Company. Pursuant to this employment agreement, Mr. Kerby is employed as the Company’s Chief Executive Officer at an annual base salary of $375,000 per year. He may also, as determined by the Board of Directors, receive a year-end performance bonus. The initial term of the agreement commenced October 15, 2006, with automatic renewal periods of four years each, which automatically renewed on October 15, 2010 and October 15, 2014, and is currently in place until October 14, 2018.

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

Omar Jimenez

Omar Jimenez has an employment agreement, dated January 21, 2016, with the Company. Mr. Jimenez is employed as the Chief Financial Officer and Chief Operating Officer of the Company. The employment agreement provides that Mr. Jimenez receives a base salary for such services at an annual rate of $325,000 per year, and is eligible for cash or common stock bonuses at the discretion of the board of directors. If the agreement is terminated by Mr. Jimenez for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Jimenez’s death or disability, Mr. Jimenez is due two calendar months of severance pay; if the agreement is terminated due to Mr. Jimenez’s disability, Mr. Jimenez, is due compensation through the remainder of the month during which he was terminated. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however that the non-compete shall terminate in the event of a termination of employment by Mr. Jimenez for good reason or a termination by the Company other than for cause or disability.

STOCK OPTION PLAN

Other than the 2017 Equity Incentive Plan, described above under “Part II” – “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” - “Equity Incentive Plan”, the Company has no Stock Option or Incentive Plans.

DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our non-executive directors during the fiscal year ended February 28, 2018. Our executive directors do not receive compensation for their service on the Board of Directors separate from the compensation they receive as an executive officer of the Company, as described above.

Name	Fiscal Year	Fees Earned	Stock Awards	Option Awards	Non Equity Incentive Plan Comp	Non Qualified Deferred Comp	All other Compensation	Total
Pat LaVecchia, Director	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Donald P. Monaco, Director	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Doug Checkeris, Director	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Simon Orange, Director	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Robert J. Post, Director	2018	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

A formalized Director Compensation plan has not been approved as of the date of this filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock (there are currently no shares of preferred stock issued or outstanding) as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our capital stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of June, 2018, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 2893 Executive Park Drive, Suite 201, Weston, Florida 33331.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (a)		Percent of Common Stock Outstanding (1)
Executive Officers and Directors
William Kerby	703,360	(3)(4)	8.6%
Omar Jimenez	40,000		*
Donald P. Monaco	1,681,534	(5)	20.1%
Pat LaVecchia	55,982		*
Doug Checkeris	40,000		*
Simon Orange	286,307	(6)	3.5%
Robert J. Post	53,815	(7)	*
All Named Executive Officers and Directors as a Group (7 persons)	2,860,998		34.4%

5% Stockholders

Mark Wilton (8)	917,396	(4)	11.3%
Pacific Grove Master Fund LP (9)	996,306		12.2%

* Less than 1%.

(a)	Includes options, warrants and convertible securities exercisable or convertible for common stock within 60 days of June 13, 2018.

(1)	Based on 8,145,266 shares of common stock outstanding.

(2)	Based on 8,145,266 total voting shares.

(3)	William Kerby holds 608,074 shares of common stock and warrants to purchase 15,300 shares of common stock of the Company individually. Mr. Kerby is deemed to own 80,000 shares held by In-Room Retail Systems, LLC, which entity he owns.

(4)	On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, pursuant to the Debt Conversion and Voting Agreement, Mr. Wilton agreed to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company (the “Wilton Voting Rights”). The Wilton Voting Rights are not included in Mr. Kerby’s beneficial ownership as described in the table above as such voting rights only apply when, and if, the Board of Directors adopts a proposal and recommends Mr. Wilton vote to approve such proposal. The shares of common stock subject to the Wilton Voting Rights are included in Mr. Wilton’s beneficial ownership as reported above.

(5)	Donald P. Monaco beneficially owns (i) 823,525 shares of common stock owned by the Donald P. Monaco Insurance Trust (the “Trust”), and (ii) 822,302 shares are beneficially owned by Monaco Investment Partners II, LP (“MI Partners”). Mr. Monaco also beneficially owns warrants to purchase 35,750 shares of common stock of the Company owned by the Trust. Mr. Monaco is the managing general partner of MI Partners and trustee of the Trust. Mr. Monaco disclaims beneficial ownership of all shares held by the Trust and MI Partners in excess of his pecuniary interest, if any.

(6)	Simon Orange holds 16,000 shares of common stock and warrants to purchase 8,000 shares of common stock of the Company individually. Mr. Orange is deemed to own 186,608 shares of common stock and warrants to purchase 75,750 shares of common stock of the Company held by Charcoal Investment LTD, which entity he owns.

(7)	Robert Post beneficially owns 25,129 shares of common stock and warrants to purchase 28,650 shares of common stock held by the Robert Post 2007 Revocable Trust (the “Trust”). Mr. Post is trustee of the trust. Mr. Post disclaims beneficial ownership of all shares held by the Trust in excess of his pecuniary interest, if any.

(8)	Address: 1314 E. Las Olas Blvd Apt #45, Fort Lauderdale, Florida 33301.

(9)	Robert James Mendola, Jr. (“Mr. Mendola”), serves as a Manager of Pacific Grove Capital LLC (“Pacific LLC”), Pacific Grove Capital GP LLC (“Pacific GP”), and the portfolio manager of Pacific Grove Master Fund LP (the “Master Fund”), Pacific Grove Partners LP (“Pacific Partnership”), and Pacific Grove International Ltd. (the “Fund”). The address of the principal office of each of the entities described in this Footnote 9 (with the exception of the Master Fund and Fund) is 580 California Street, Suite 1925, San Francisco, CA 94104. The principal business office of the Master Fund and Fund is located at c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands. Mr. Mendola, due to his status as the Manager of Pacific LLC, Pacific GP, and portfolio manager of the Master Fund, the Fund and Pacific Partnership, is deemed to be the beneficial owner of the securities held by the Master Fund. Pacific GP is the general partner of the Master Fund and Pacific Grove Capital LP (“PGC”) is the investment adviser of the Master Fund, the Fund and Pacific Partnership pursuant to agreements that provide Pacific GP and/or PGC the authority, among other things, to invest their assets in the shares held in the Company, to vote and dispose of the shares held in the Company and other things. Pursuant to such agreements, PGC is entitled to allocations or other compensation based on the Master Fund’s realized and unrealized gains. The Master Fund holds the shares held in the Company directly, and each of the Fund and the Partnership holds its proportionate share of the shares held in the Company indirectly, for the benefit of its investors. The information set forth in this footnote 9 is based solely on information filed by Mr. Mendola and his related entities with the SEC on (i) Schedule 13D/A on January 26, 2018 and (ii) Form 4 on March 5, 2018, which information the Company has not independently confirmed.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S- K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Director and Officer Compensation” (see above Item 11. Executive Compensation), which information is incorporated by reference where applicable in this “Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2017, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2018 and 2017, and in which any Related Person had or will have a direct or indirect material interest (other than compensation described under “Director and Officer Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. “Related Persons” include each of our “Named Executive Officers” as defined under “Item 11. Executive Compensation” (see above), each person who was serving on our Board of Directors as of the date that the related party transaction occurred, Mark Wilton, his related entities and immediate family members, who is a greater than 10% shareholder of the Company, Stephen Romsdahl, his related entities and immediate family members, through August 11, 2017, the date that he ceased being a greater than 5% shareholder of the Company and Pacific Grove Master Fund LP, its related entities, commencing on August 11, 2017, the date it became a greater than 5% shareholder of the Company.

On March 15, 2016, Stephen Romsdahl, a then greater than 5% stockholder of the Company, subscribed for $120,000 of units (19,200 total units) in our offering of up to $400,000 of units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.625 per share.

On March 17, 2016, Mark Wilton, a greater than 5% stockholder of the Company, subscribed for $60,000 of units (9,600 total units) in our offering of up to $400,000 units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.625 per share.

Messrs. Donald P. Monaco, Pat LaVecchia, Douglas Checkeris and William Kerby who represented all of the then members of the Board of Directors of the Company, resigned as directors of RealBiz Media Group, Inc. (“RealBiz”), the Company’s former consolidated subsidiary, effective Monday April 11, 2016.

On April 17, 2016, Monaco Investment Partners II, L.P, of which Donald Monaco is the managing general partner and a Director of the Company, exercised warrants to purchase 80,000 shares of common stock at an exercise price of $3.75 per share.

On May 3, 2016, Monaco Investment Partners II, L.P, of which Donald Monaco is the managing general partner and a Director of the Company, exercised warrants to purchase 120,000 shares of common stock at an exercise price of $3.75 per share.

On May 31, 2016, the Company received $90,000 in proceeds from the Donald P. Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 24,000 common shares in connection with a partial warrant exercise for $3.75 per share.

On June 2, 2016, the Company borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note”) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note were due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company entered into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contained standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note could be prepaid in whole or in part at any time, without penalty or premium.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit were due on June 15, 2017 (since extended as discussed below). Amounts borrowed under the line of credit are planned to be used for marketing initiatives, working capital and to repay $300,000 previously borrowed from the Trust as discussed above. The loan contains standard and customary events of default. On June 16, 2016, we borrowed $450,000 under the line of credit.

On July 8, 2016, Stephen Romsdahl, a then greater than 5% stockholder of the Company, exercised warrants to purchase 38,400 shares of common stock which had an exercise price of $0.625 per share for an aggregate of $24,000.

On August 23, 2016, Pat LaVecchia, our director, converted 1,000 shares of Series D Preferred Stock into shares of common stock in connection with a special exchange conversion whereby Series D Preferred Stock stockholders were offered a special conversion rate of $6.25 per share of the Company’s common stock, provided accrued dividends were waived (instead of the stated $12.50 conversion price), into 800 shares of common stock at $6.25 per share, valued at $5,000.

Effective September 8, 2016, the Company sold 55,200 units, each consisting of one share of common stock and one warrant to purchase one share of common stock (the “Units”), to Charcoal Investments Ltd. (“Charcoal”), which entity is owned by Simon Orange, who became a member of the Board of Directors of the Company on January 5, 2017, in consideration for $345,000 or $6.25 per unit. The warrants were evidenced by a Warrant to Purchase Common Stock (the “Charcoal Warrants”), had an exercise price of $6.25 per share and an expiration date of September 7, 2017.

Also on September 8, 2016, the Company entered into a consulting agreement with Mr. Orange, pursuant to which Mr. Orange agreed to provide the Company consulting services by aiding the Company in financial, organizational and developmental advice during a twelve month period. In connection with assisting with a $750,000 private offering of units (pursuant to which Charcoal subscribed for units as described above), Mr. Orange received compensation consisting of cash, shares and warrants. This consulting agreement was terminated immediately upon Mr. Orange’s appointment to the Board of Directors on January 5, 2017.

On October 26, 2016, the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and a Director of the Company, exercised warrants to purchase 112,000 shares of common stock with an exercise price of $3.75 per share.

On November 4, 2016, Mark Wilton, a greater than 5% stockholder of the Company, was issued 45,908 shares of restricted common stock pursuant to a subscription agreement for $99,800 in proceeds.

On December 1, 2016, Stephen Romsdahl, a then greater than 5% stockholder of the Company, exercised warrants to purchase 34,000 shares of common stock which had an exercise price of $1.25 per share.

On December 20, 2016, we borrowed $37,500 from In Room Retail, which was evidenced by a Promissory Note (“Note”) in the principal amount of $37,500, which accrued interest at the rate of 6% per annum. William Kerby, our Chairman and Chief Executive Officer, is the managing member of In Room Retail.

On January 26, 2017, the Company, Mr. Orange, a director, and Charcoal, agreed to reduce the exercise price of warrants to purchase 63,200 shares of common stock to $5.00 per share and Mr. Orange and Charcoal exercised all of the Warrants in consideration for an aggregate of $316,000, and the Company issued Mr. Orange 8,000 shares of restricted common stock and Charcoal 55,200 shares of restricted common stock, in connection with such exercise. In consideration for agreeing to exercise the Warrants, the Company granted Mr. Orange warrants to purchase 8,000 shares of the Company’s common stock and Charcoal warrants to purchase 55,200 shares of common stock, each with an exercise price of $5.00 per share and an expiration date of January 25, 2020.

From February 6, 2017 to March 10, 2017, the Company raised $1,550,000 from the sale of 310,000 units, each consisting of one share of restricted common stock and one warrant to purchase one share of common stock (the “Units”), to fourteen accredited investors in a private offering, at $5.00 per Unit. Investors in the offering included an entity owned by Donald P. Monaco, the Company’s director (40,000 Units for $200,000), and Robert J. Post, the Company’s director (20,000 Units for $100,000). The warrants have an exercise price of $5.00 per share and a term of three years, and include no cashless exercise rights.

On April 19, 2017, we issued 40,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and an executive of the Company, valued at $250,000, as a fiscal year-ended February 28, 2017 employee bonus.

On July 31, 2017, the Company entered into the Common Stock and Warrant Purchase Agreement the Purchasers and completed the transactions contemplated in connection therewith as described in greater detail above under “Part I” – “Item 1. Business” – “Recent Events Through Year-End” – “Private Placement Offering”, including the Offering.

William Kerby, the Chief Executive Officer and Chairman of the Company purchased $50,000 of the Securities (10,000 Shares and Warrants); Simon Orange, a member of the Board of Directors of the Company purchased $175,000 of the Securities (35,000 Shares and Warrants); Donald Monaco, a member of the Board of Directors of the Company purchased $175,000 of the Securities (35,000 Shares and Warrants); Pat LaVecchia, a member of the Board of Directors of the Company purchased $10,000 of the Securities (2,000 Shares and Warrants); and Robert J. Post, a member of the Board of Directors of the Company purchased $25,000 of the Securities (5,000 Shares and Warrants). Additionally, Stephen Romsdahl, a then greater than 5% shareholder of the Company purchased $50,000 of the Securities (10,000 Shares and Warrants) and another non-related party, who is a key distributor of the Company, purchased $100,000 of the Securities (20,000 Shares and Warrants) in the Offering.

A required term of the Offering was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) beneficially owned by them into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017.

As additional consideration for Pacific Grove agreeing to participate in the Offering as a Purchaser, the Company entered into a Board Representation Agreement with Pacific Grove. Pursuant to the Board Representation Agreement, Pacific Grove will be granted the right to designate one person to be nominated for election to the Company’s Board of Directors so long as (i) Pacific Grove together with its affiliates beneficially owns at least 4.99% of the Common Stock, or (ii) Pacific Grove together with its affiliates beneficially owns at least 75% of the Securities purchased in the Offering. To date, Pacific Grove has not nominated any person for election to the Company’s Board of Directors.

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company (the “Debt Conversion Agreement”). Pursuant to the Debt Conversion Agreement, we converted various promissory notes which Mr. Wilton held in the Company, which had an aggregate principal balance of $1,409,326 and were due and payable on December 17, 2017 (the “Wilton Notes”), into 281,866 shares of our restricted common stock. The conversion was undertaken pursuant to the forced conversion terms of the Wilton Notes, which allowed us to force the conversion of the Wilton Notes into common stock at a conversion price equal to 80% of the 5 day trailing average closing price of our common stock prior to conversion. Additionally, pursuant to the Debt Conversion Agreement, we agreed to pay Mr. Wilton $45,000 in cash, payable at the rate of $15,000 per month in September, October and November, 2017, and Mr. Wilton agreed (a) to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company, and (b) to not transfer any of the voting shares which he held, subject to certain exceptions, until the earlier of August 22, 2020 and the date we provide Mr. Wilton notice of the termination of such voting proxy. We and Mr. Wilton also provided each other general releases pursuant to the Debt Conversion Agreement.

On December 12, 2017, we received $105,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco a director of the Company and issued 21,000 shares of common stock in connection with the exercise of a warrant to purchase 21,000 shares of common stock, which had an exercise price of $5.00 per share.

On January 10, 2018, we received $1,203,563 from Pacific Grove, a greater than 10% shareholder of the Company, and issued 458,500 shares of common stock in connection with a First Amendment to Warrant. Pursuant to the First Amendment to Warrant Agreement, Pacific Grove exercised warrants to purchase 350,000 shares of common stock at a reduced exercise price of $2.625 per share. Additionally, Pacific Grove exercised penalty warrants to purchase 108,500 shares of common stock at a reduced exercise price of $2.625 per share.

As a result of the reduction in the exercise price of the Pacific Grove warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement were triggered. The Purchasers were issued a total of 14,458 shares of the Company’s common stock valued at $70,483 in connection with such anti-dilution rights.

On January 11, 2018, we received $130,200 from Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and a member of the Board of Directors of the Company, and issued 24,800 shares of common stock in connection with the exercise warrants to purchase 24,800 shares of common stock which had an exercise price of $5.25 per share.

On January 11, 2018, we received $10,500 from William Kerby, the CEO and Chairman of the Company, and issued 2,000 shares of common stock in connection with the exercise of a warrant to purchase 2,000 shares of common stock, which had an exercise price of $5.25 per share.

On January 11, 2018, we received $95,000 from Monaco Investment Partners II LP, of which Donald Monaco is the managing general partner and a member of the Board of Directors of the Company, and issued 19,000 shares of common stock in connection with the exercise of a warrant to purchase 19,000 shares of common stock, which had an exercise price of $5.00 per share.

On January 11, 2018, we received $200,000 from Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, and issued 40,000 shares of common stock in connection with the exercise of a warrant to purchase 40,000 shares of common stock, which had an exercise price of $5.00 per share.

On January 29, 2018, we received $78,225 from The Stadlin Trust dated 5/25/01 and issued 29,800 shares of common stock in connection with a First Amendment to Warrant Agreement. Pursuant to the First Amendment to Warrant Agreement, The Stadlin Trust exercised warrants to purchase 20,000 shares of common stock at a reduced exercise price of $2.625 per share. Additionally, Pacific exercised penalty warrants to purchase 9,800 shares of common stock at a reduced exercise price of $2.625 per share.

As a result of the reduction in the exercise price of the The Stadlin Trust warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement were triggered. The Purchasers were issued a total of 1,220 shares of the Company’s common stock valued at $5,946 in connection with such anti-dilution rights.

As a result of the anti-dilutive transactions above, a total of 14,458 shares of common stock were issued to the Purchasers (the “Liquidated Damage Shares”) and the exercise price of the warrants sold pursuant to the Purchase Agreement and granted as liquidated damages, as discussed below, was automatically adjusted from the original exercise price of $5.25 per share to $5.09 per share.

As a result of the liquidated damage provisions triggered by our failure to timely obtain an uplisting to the Nasdaq Capital Market, penalty warrants to purchase a total of 465,066 shares of common stock were granted to the Purchasers and the agent in the offering, of which warrants to purchase 265,300 shares of common stock have been exercised to date and which 265,300 shares of common stock have been issued in connection with the exercises thereof and warrants to purchase 199,766 shares of common stock remain unexercised as of the date of this Report.

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

February 28, 2018	$65,000
February 28, 2017	$30,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported in the preceding paragraph:

February 28, 2018	$10,000
February 28, 2017	$39,000

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

February 28, 2018	$5,000
February 28, 2017	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant other than the services reported in paragraphs (1), (2), and (3) was:

February 28, 2018	$0
February 28, 2017	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The information required by this Section (a) (3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monaker Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monaker Group, Inc. and its subsidiaries (the “Company”) as of February 28, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. These 2018 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2016.

Houston, Texas

June 13, 2018

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	February 28,	February 28,
	2018	2017

Assets
Current Assets
Cash	$1,604,414	$1,007,065
Notes receivable, net	—	750,000
Prepaid expenses and other current assets	37,857	42,894
Security deposits	15,000	15,000
Total current assets	1,657,271	1,814,959

Note receivable	2,900,000	—
Website Development costs and intangible assets, net	1,274,453	772,069
Total assets	$5,831,724	$2,587,028

Liabilities and Stockholders' Equity
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	428,120	262,493
Other current liabilities	106,204	153,648
Convertible promissory notes - related party	—	1,409,326
Total current liabilities	1,727,324	3,018,467

Deferred gain	2,900,000	—
Total liabilities	4,627,324	3,018,467

Commitments and contingencies

Stockholders' equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 0 and 1,869,611 shares issued and outstanding at February 28, 2018 and February 28, 2017, respectively	—	18,696
Common stock, $.00001 par value; 500,000,000 shares authorized; 8,001,266 and 4,454,306 shares issued and outstanding at February 28, 2018 and February 28, 2017, respectively	80	45
Additional paid-in-capital	111,901,094	100,209,452
Accumulated deficit	(110,696,774)	(100,659,632)
Total stockholders' equity (deficit)	1,204,400	(431,439)
Total liabilities and stockholders' equity	$5,831,724	$2,587,028

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended

	February 28,	February 28,
	2018	2017
Revenues
Travel and commission revenues	$430,797	$400,277
Total revenues	430,797	400,277

Operating expenses
General and administrative	2,614,049	3,549,025
Impairment loss	2,085,000	—
Salaries and benefits	1,589,060	1,539,112
Stock-based compensation	947,243	1,463,480
Technology and development	506,339	244,484
Cost of revenues	328,335	359,239
Selling and promotions expense	84,424	176,715
Total operating expenses	8,154,450	7,332,055

Operating loss	(7,723,653)	(6,931,778)

Other income (expense)
Interest expense	(198,038)	(248,200)
Loss on legal settlement	(142,800)	(81,832)
Registration rights penalties	(1,972,800)	—

Gain on extinguishment of debt	—	97,942
Gain on sales of investments	—	66,011
Other income	149	582
Total other income (expense)	(2,313,489)	(165,497)

Net loss	$(10,037,142)	$(7,097,275)

Weighted average number of common shares outstanding
Basic	6,216,988	3,444,583
Diluted	6,216,988	3,444,583

Basic net loss per share	$(1.61)	$(2.06)

Diluted net loss per share	$(1.61)	$(2.06)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended

	February 28,	February 28,
	2018	2017
Cash flows from operating activities:
Net income (loss) applicable to Monaker Group, Inc.	$(10,037,142)	$(7,097,275)
Amortization and depreciation	211,158	1,779,820
Impairment	2,085,000	—
Stock based compensation	1,127,343	2,165,579
Warrants issued for penalties	1,972,800	—
Settlement	42,800	—
Bad debt expense	750,000	—
Gain on sale of investments	—	(66,011)
Gain on settlement of debt	—	(97,942)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	5,037	7,954
Increase (decrease) in accounts payable and accrued expenses	165,592	(316,609)
Decrease in other current liabilities	(47,444)	(111,625)
Decrease in other current assets	—	(1,794)

Net cash used in operating activities	$(3,724,856)	$(3,737,903)

Cash flows from investing activities:
Payment related to website development costs	(508,566)	(685,414)

Net cash used in investing activities	$(508,566)	$(685,414)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,868,353	3,002,797
Proceeds from exercise of common stock warrants	1,962,418	1,327,142
Proceeds from line of credit, net.	—	1,193,000
Proceeds from shareholder loans	—	153,500
Payments on convertible promissory notes	—	(214,582)
Payment on shareholder loans	—	(169,419)

Net cash provided by financing activities	$4,830,771	$5,292,438

Net increase in cash	$597,349	$869,121

Cash at beginning of period	$1,007,065	$137,944

Cash at end of period	$1,604,414	$1,007,065

Supplemental disclosure:
Cash paid for interest	$198,038	$252,396
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activity:
Common stock issued for investments	$2,289,976	$123,947
Shares/warrants issued for conversion of Preferred Series A to common stock	$18,696	$—
Note payable and accrued interest converted to common stock	$1,409,326	$575,373
Shares/warrants issued for conversion of debt to equity	$—	$75,000
Settlement of accrued interest with stock	$—	$14,000
Deferred gain and note receivable	$2,900,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Additional
Preferred Stock A		Preferred Stock B		Preferred Stock C		Preferred Stock D		Common Stock	Paid-in	Accumulated	Noncontrolling		Stockholders' Equity
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balances, February 29, 2016	1,869,611	$18,696	125,200	$1	13,100	$—	132,156	$1	2,675,346	$28	$92,925,655	$(93,562,357)	$480,392	$(137,611)

Common stock & warrants issued for cash									1,130,546	11	4,329,911			4,329,939
Stock issued for compensation									320,338	3	2,165,570			2,165,578
Shares issued for Debt Retirement Principal and Int.									139,088	1	664,370			664,373
Preferred shares converted to Monaker Group Common Stock									—	—				—
Series A									—	—				—
Series B			(110,200)	(1)					88,160	1	(1)			—
Series C					(13,100)	—			10,400	—	—			—
Series D							(110,156)	(1)	79,325	1	(1)			—
Preferred shares converted to RealBiz Media Group, Inc.									—	—				—
Series A									—	—				—
Series B			(15,000)	—					—	—				—
Series C									—	—				—
Series D							(22,000)		—	—				—
Retired Common Shares due to Agmt Termination									(20,729)	—				—
Common stock issued for assets - Acq's Vac Homes									31,832	—	123,948			123,949
Sale of Name Your Fee, LLC									—	—			(480,392)	(480,392)
Net Loss									—	—		(7,097,275)		(7,097,275)
Balances, February 28, 2017	1,869,611	$18,696	—	$—	—	$—	—	$—	4,454,306	$45	$100,209,452	$(100,659,632)	$—	$(431,440)

Common stock issued for cash	—	—	—	—	—	—	—	—	700,678	7	2,868,346	—	—	2,868,353
Warrants Exercised	—	—	—	—	—	—	—	—	625,278	6	1,962,412	—	—	1,962,418
Stock issued for stock compensation	—	—	—	—	—	—	—	—	130,920	1	805,875	—	—	805,876
Shares issued for Employee Bonus	—	—	—	—	—	—	—	—	40,000	1	267,999	—	—	268,000
Shares Retired due to Termination of Contract	—	—	—	—	—	—	—	—	(67,054)	(1)	(450,941)	—	—	(450,942)

Shares issued for Promissory Note Conversion	—	—	—	—	—	—	—	—	281,866	3	1,409,323	—	—	1,409,326
Warrants issued for stock compensation	—	—	—	—	—	—	—	—	—	—	504,377	—	—	504,377
Warrants issued for penalties	—	—	—	—	—	—	—	—	—	—	1,972,800	—	—	1,972,800
Preferred A Conversion to Common	(1,869,611)	(18,696)	—	—	—	—	—	—	1,495,689	15	18,681	—	—	—
Shares issued for Settlement RBIZ	—	—	—	—	—	—	—	—	8,000	—	42,800	—	—	42,800
Shares issued for Intangible Assets	—	—	—	—	—	—	—	—	542,215	5	3,455,800	—	—	3,455,805
Shares Retired due to Breach of Contract	—	—	—	—	—	—	—	—	(210,632)	(2)	(1,165,829)	—	—	(1,165,831)

Net loss									—	—		(10,037,142)		(10,037,142)
									—	—
Balances, February 28, 2018	—	$—	—	$—	—	$—	—	$—	8,001,266	$80	$111,901,094	$(110,696,774)	$—	$1,204,400

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

Note 1 – Description of Business

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate an online marketplace and will be incorporating alternative lodging rental units into its marketplace while facilitating access to alternative lodging rentals to other distributors. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property owners and managers rent to the public on a nightly, weekly or monthly basis. NextTrip.com, one of our marketplaces, provides access to airline, car rental, lodgings and activities products and, it will soon include our ALR offering which will unite travelers seeking ALRs located in countries around the world. Another one of our other marketplaces, Maupintour, also provides concierge tours and activities at destinations.

We provide a vacation rental platform with auxiliary services so travelers can purchase vacations through NextTrip.com, Maupintour.com or EXVG.com (or through one of the Company’s distributors who Monaker has provided ALRs to, hereinafter referred to as “Distributors”) and to provide the most qualified bookings to property owners and managers. The Company serves three major constituents: (1) property owners and managers, (2) travelers and (3) other distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential rate for each booking and, in return, their properties will be listed for free as an available ALR on NextTrip.com, Maupintour.com or EXVG.com (as well as with Distributors). Travelers will be able to visit NextTrip.com, Maupintour.com or EXVG.com (and Distributors) and search and compare our large and detailed inventory of listings to find ALRs meeting their needs. Currently our Maupintour and NextTrip online marketplaces (each as discussed in greater detail below) are operational, provided that such marketplaces do not currently allow for the booking of ALRs, which capability we plan to have in place in or around the end of July 2018.

Monaker is a technology driven travel company which has identified ALR products as its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as the websites of other Distributors. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that will enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and planned deployment of core-technology on both proprietary and partnership platforms.

Summary

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into the current offering of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, shows and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In February 2018, the Company introduced its new travel platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a licensed technology (described below) that will connect our proprietary technology and will search large travel suppliers of alternative lodging inventories to present to consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

The Company sells its travel services through various distribution channels. The primary distribution channel will be through its own website at NextTrip.com and the NextTrip mobile application (“app”). The second distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings of Maupintour. The remaining distribution channels include sales on (i) other travel companies’ websites and (ii) networks of third-party travel agents.

Monaker’s core holdings include NextTrip.com, Maupintour.com and EXVG.com. NextTrip.com is the primary website, where travel services and products are booked. The travel services and products include tours; activities/attractions; airline; hotel; and car rentals and will include ALRs. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com will be a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products will only include the aforementioned ALRs as well as tours and activities from Maupintour.

The Company owns an approximately 13% interest in RealBiz Media Group, Inc. (“RealBiz”) as of February 28, 2018 which is represented by 44,470,101 RealBiz Preferred Series A Shares.

The Company is a Nevada corporation headquartered in Weston, Florida.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

Products and Services

Monaker’s plans to focus on marketing ALR options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home (including timeshare) unit owners and managers that are made available to consumers and to other travel portals (Distributors) for nightly or extended stays. In addition, we offer travelers activities and tours through our subsidiary, Maupintour. Therefore, not only can we assist a traveler with identifying a destination and the lodging at the destination, but we can provide options of activities while at the destination. We also provide the means for making arrangements for airline tickets, car rentals and lodging (i.e. hotels and ALRs in the near future). In summary, Monaker offers travelers the complete travel package made easy or… Travel Made EasyTM.

Products and Services For Property Owners And Managers

Listings. Once our website is fully operational, planned to be completed in or around the end of July 2018, property owners and managers will be able to list a property, with no initial upfront fees, and provide those listings at a negotiated preferential rate for traveler bookings generated on our websites.

Listings that are ‘real-time online bookable’ properties will be managed by the property owner or manager through an application program interface (API) which will provide real-time updates to each property and immediately notify the property owner or manager of all information regarding bookings, modifications to bookings and cancellations of bookings. Information such as content, descriptions and images are provided to us through that API.

Listings that are ‘request-accept’ properties will require communication and approval from the property owner or manager (hence ‘request-accept’) and will not be managed through an API (as discussed above). We will provide a set of tools for the property owner or manager which will enable them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools will allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing will provide travelers the ability to use email or other methods to contact property owners and managers.

The listings will include tools and services to help property owners and managers run their vacation rental businesses more efficiently such as to responding to and managing inquiries, preparing and sending rental quotes and payment invoices, allowing travelers to book online, including being able to enter into rental agreements with travelers online, and processing online payments. Property owners and managers that elect to process online payments will be subject to a transaction fee.

Redistribution of Listings. We will make selected, online bookable properties available to online travel agencies as well as channel partners (jointly referred to as “Distributors”). We will be compensated for these services by receiving a commission that is added to the negotiated net rate for each booking.

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace NextTrip.com provides travelers with tools to search for and filter several travel products including air, car, accommodations (soon to include ALRs) and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords.

Traveler Login. Travelers are able to create accounts on the NextTrip.com website that enable them access to their booking activity through the website.

Travel Blog. Travel guides, videos and pictures as well as travel articles can be accessed through the NextTrip Travel Blog and Travelmagazine.com.

Security. We use a combination of technology and human review to evaluate the content of listings and to screen for inaccuracies or fraud with the goal of providing only accurate and trustworthy information to travelers.

Reviews and Ratings. Travelers will be able to submit online reviews of the ALRs they have rented through our websites. These reviews should convey the accuracy of the listing information found on our websites.

Communication. Travelers who create an account on our website will receive regular communications, including notices about places of interest, special offers, new listings, and an email newsletter. The newsletter will be available to any traveler who agrees to receive it and offers introductions to new destinations and vacation rentals, as well as tips and useful information when staying in vacation rentals.

Mobile Websites and Applications. We provide versions of our websites formatted for web browsers, smart-phones and tablets so that property owners, managers and travelers can access our websites and tools from mobile devices.

Note 2 – Summary of Significant Accounting Policies

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

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at February 28, 2018 and February 28, 2017.

Accounts Receivable

The Company extends credit to its customers in the normal course of business. Further, the Company regularly reviews outstanding receivables, and provides for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, the Company makes judgments regarding its customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company maintains reserves for potential credit losses, and such losses traditionally have been within its expectations. The Company did not have accounts receivable, therefore did not have an allowance for doubtful accounts as of February 28, 2018 and February 28, 2017.

Property and Equipment

All expenditures on the acquisition for property and equipment are recorded at cost and capitalized as incurred, provided the asset benefits the Company for a period of more than one year. Expenditures on routine repairs and maintenance of property and equipment are charged directly to operating expense. The property and equipment is depreciated using the straight-line method based upon its estimated useful life after being placed in service. The estimated useful life of computer equipment is 3 years. When equipment is retired, sold or impaired, the resulting gain or loss is reflected in earnings. The Company does not own property and equipment. The Company incurred depreciation expense of $ -0- and $-0- for the years ended February 28, 2018 and February 28, 2017, respectively.

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, the Company periodically reviews its long- lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended February 28, 2018 and February 28, 2017, the Company did not record impairment losses on any of its property and equipment.

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

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the years ended February 28, 2018 and February 28, 2017. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $211,158 and $1,779,820 during the years ended February 28, 2018 and February 28, 2017, respectively. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings and is effective in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the new standard during 2017, preventing the need to account for several outstanding warrants that contain down round features as derivative instruments.

Reclassification

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2018. The reclassifications have no impact on net loss.

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. On February 12, 2018, we effected a 1:2.5 reverse stock-split of all of our outstanding shares of common stock, which has been retroactively reflected herein.

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

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

We generate our revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world. We also generate revenue from commissions on bookings and sales of ancillary products and services.

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

Cost of Revenue

Cost of revenue consists of cost of the tours and activities, commissions and merchant fees charged by credit card processors.

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2018 and February 28, 2017, was $84,424 and $176,715, respectively.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2018, the Company’s income tax returns for tax years ending February 28, 2017, February 29, 2016 and February 28, 2015, 2014 and 2013, and February 29, 2012 remain potentially subject to audit by the taxing authorities.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amounts approximate fair value. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments (see Note 13– Fair Value Measurements).

Going Concern

As of February 28, 2018, and February 28, 2017, the Company had an accumulated deficit of $110,696,774 and $100,659,632, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 28, 2018, we had approximately $1,727,324 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Recent Accounting Policies Not Yet Adopted

Revenue from Contracts with Customers. In May 2014, the FASB issued an Accounting Standards Update (“ASU”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued an ASU deferring the effective date of the revenue standard so it would be effective for annual and interim reporting periods beginning after December 15, 2017. In addition, the FASB has also issued several amendments to the standard which clarify certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective). We will adopt this new guidance in the first quarter of fiscal 2019 and apply the modified retrospective method.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

The new guidance will likely result in insignificant changes in the timing and classification of revenue streams, and an insignificant amount of capitalization of costs to obtain contracts.

We have identified and implemented changes to our accounting policies and practices, business processes, and controls to support the new revenue recognition standard. We are continuing our assessment of potential changes to our disclosures under the new guidance.

Recognition and Measurement of Financial Instruments. In January 2016, the FASB issued new guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The most significant impact for the Company is with respect to the requirement that equity investments with readily determinable fair values, such as our investment in RealBiz Media Group, Inc. (“RealBiz”) Series A Preferred shares, must be carried at fair value with changes in fair value recorded through net income. Today, such investment is designated as available for sale and is recorded at $0 value with changes in fair value recorded through other comprehensive income. Upon adoption in the first quarter of fiscal 2019, we will record a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of the annual period of adoption related to unrealized gains/losses, net of tax, previously classified within other comprehensive income and will begin recording fair value changes within other, net on our consolidated statements of operations. In addition, we intend to elect to measure minority equity investments that do not have a readily determinable fair value at cost less impairment, adjusted by observable price changes as permitted by the new guidance with changes recorded within other, net on our consolidated statements of operations. Fair value changes for our investments could vary significantly period to period.

Definition of a Business. In January 2017, the FASB issued new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The standard must be applied prospectively. Upon adoption, the standard will impact how we assess acquisitions (or disposals) of assets or businesses.

Statement of Cash Flows. In August and November 2016, the FASB issued new guidance related to the statement of cash flows which clarifies how companies present and classify certain cash receipts and cash payments as well as amends current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. We plan to adopt this new guidance on March 1, 2018 retrospectively and currently anticipate the most significant impact will be to include in our cash and cash-equivalent balances in the consolidated statement of cash flow those amounts that are deemed to be restricted cash and restricted cash equivalents.

Intra-entity Transfers of Assets Other Than Inventory. In October 2016, the FASB issued new guidance amending the accounting for income taxes associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB’s simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted.

Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Hedge Accounting. In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity’s hedging strategies. The new guidance also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statements.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

Note 3 – Notes Receivable

Current

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement with Crystal Falls Investments, LLC (“Crystal Falls”), for the sale of its 51% membership interest in Name Your Fee, LLC, in exchange for a Promissory Note, maturing on May 15, 2018, in the amount of $750,000 (the “Name Your Fee Note”). The Name Your Fee Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and was to be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Name Your Fee Note contains standard and customary events of default. The principal amount of the note is due on May 15, 2018.

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork Industries, Inc. (“Bettwork”) and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allows us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. The outstanding principal balance of the Name Your Fee Note as of February 28, 2018 and February 28, 2017 is $750,000 and $750,000, respectively, and, an allowance for bad debt of $750,000 (i.e., 100%) has been reserved against the Name Your Fee Note as of February 28, 2018; this amount has been recognized as a bad debt expense included in general and administrative expenses in fiscal year ended February 28, 2018.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “Secured Note”). The amount owed under the Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of February 28, 2018, no interest income has been accrued.

Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). The outstanding principal balance of the Secured Note as of February 28, 2018 and February 28, 2017 is $2,900,000 and $0, respectively, and, an allowance of $2,900,000 (i.e. 100%) has been reserved against the Secured Note as of February 28, 2018; this amount has been recognized as a deferred gain liability in fiscal year ended February 28, 2018. The repayment of the Secured Note is secured by a first priority security interest in all of the Assets.

Note 4 – Investment in Equity Instruments

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2018, Monaker owned 44,470,101 shares of RealBiz Media Group, Inc. (RealBiz) Series A Preferred Stock and, as of February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock. This interest has been written down to zero ($0) as of February 28, 2015.

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

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with RealBiz, including Case No.: 1:16-cv-24978-DLG, as described in greater detail below under “Note 11 - Commitments and Contingencies” – “Legal Matters”. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and remove any dividend obligations. The RealBiz designation was also amended to provide us with anti- dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, the investment in equity securities, 44,470,101 shares of RealBiz Series A Preferred Stock is recorded at $- as of February 28, 2018.

Note 5 – Acquisitions and Dispositions

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement with Crystal Falls for the sale of its 51% membership interest in Name Your Fee, LLC in exchange for the Name Your Fee Note, as described in Note 3 above.

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls, as described in Note 3 above.

On August 31, 2017, we entered into a Purchase Agreement with Bettwork. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”. Pursuant to the Purchase Agreement, we sold Bettwork:

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

Bettwork agreed to pay $2.9 million for the Assets, payable in the form of a Secured Note, as described in Note 3 above.

On October 23, 2017, Monaker entered into a Platform Purchase Agreement with Exponential, Inc. (“XPO”), which offers a white-label e-commerce platform. Pursuant to the Platform Purchase Agreement, XPO agreed to provide us software development services in connection with the development of an e-commerce platform (the Monaker Booking Engine (MBE)) and related application program interfaces (APIs), and to further manage all merchant relationships sold on the platform and reporting and accounting thereof. Monaker issued XPO 200,000 shares of restricted common stock at $7.425 per share for a total acquisition price of $1,485,000. Additional consideration for the issuance of the shares included Monaker becoming the exclusive provider of alternative lodging rentals (ALRs) for all travel sales on XPO’s platforms.

On November 14, 2017, Monaker entered into a Purchase Agreement with Michael Heinze, Michael Kistner and Rebecca Dernbach whereby Monaker purchased the source code owned in connection with an alternative lodging platform for $75,000 in cash and 34,783 shares of restricted common stock with a market value of $5.75 per share and an aggregate value of $200,000 for a total acquisition price of $275,000. Michael Heinze, Michael Kistner and Rebecca Dernbach have the right to put the Shares back to Monaker after six months from the date of the Purchase Agreement for $125,000 in cash (i.e., May 13, 2018).

On November 21, 2017, Monaker entered into a Purchase Agreement with A-Tech LLC on behalf of its wholly-owned subsidiary Parula Village Ltd. (“A-Tech”) whereby Monaker purchased from A-Tech the rights to ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. Additionally, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); if the vacation rental residences are not completed within the 270 days, Monaker will cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. In the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction is less than $6.25 per share, Monaker has the option to issue up to an additional 40,000 shares of our restricted common stock such that the value of the shares issued to A-Tech totals $1.5 million (subject to the 40,000 restricted common share maximum). In the event any encumbrances, taxes, levies, claims or liens of any kind are brought against the Property within 24 months of the closing, Monaker has the right at its sole discretion to either unwind the transaction and cancel all the shares issued to A-Tech or have A-Tech take actions to settle such claims. On February 20, 2018, Monaker issued an additional 66,632 shares of common stock at $4.80 for a total of $319,834 to meet the 90 day anniversary look-back provision for a guaranteed purchase price of $1.5 million. Monaker assessed the value of the property and issued the shares to A-Tech to preserve its ownership in the land and deposits. The additional consideration of $319,834 is included in the deposit amount which can be cancelled if the vacation rental residences are not completed within the 270 days of closing of the transaction (i.e., August 18, 2018). As of February 28, 2018, the shares attributable to the construction (210,632 shares) were cancelled for non-performance.

Subsequent to February 28, 2018, the Company sold its right to acquire the residential lots to Bettwork for $1.6 million. See note 6.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 28, 2018 and February 28, 2017:

	February 28, 2018
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Website platform	1.0 years	$400,000	$400,000	$—
Contracts, domains, customer lists	2.0 years	1,199,447	1,199,447	—
Website platform	3.0 years	37,657	37,657	—
Website development costs	2.0 years	—	—	—
Website development costs (not placed in service)	3.0 years	1,482,541	213,518	1,269,023
Web platform	4.0 years	598,099	598,099	—
Right to purchase land parcels	Indefinite	—	—	—
Trademark	Indefinite	5,430	—	5,430
		$3,723,174	$2,448,721	$1,274,453

During the year ended February 28, 2018, the Company incurred $1,480 in fees to register its trademark, $76,500 of additional website development costs for the NextTrip.com website which has been placed in service, acquisition of rights to purchase land in Belize for $600,000, and, $2,027,203 of additional website development costs for the EXVG.com website; which site has not been placed in service as of February 28, 2018, which costs are capitalized. Also, the Company sold a website portal (see Note 5 and Note 9) with a cost of $181,730 and accumulated depreciation of $181,730.

	February 28, 2017
	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Website platform	1.0 years	$400,000	$400,000	$—
Contracts, domains, customer lists	2.0 years	1,199,447	1,199,447	—
Website platform	3.0 years	37,657	37,657	—
Website development costs	2.0 years	181,730	181,730	—
Website development costs (not placed in service)	3.0 years	770,482	2,363	768,119
Web platform	4.0 years	598,099	598,099	—
Software development (not placed in service)	Indefinite	3,950	—	3,950
		$3,191,365	$2,419,296	$772,069

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

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $211,155 and $1,779,820 (which included the write-off non-performing platforms, contracts, and domains in the amount of $1,637,104) for the years ended February 28, 2018 and February 28, 2017, respectively. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018.

Note 7 – Convertible Promissory Notes

The Company had a convertible promissory note totaling $- and $1,409,326, with an interest rate of 6% per annum, maturing December 17, 2017 and with a fixed conversion rate of $5.00 per share, as of February 28, 2018 and 2017, respectively.

During the years ended February 28, 2018 and February 28, 2017, the Company recognized interest expense of $135,000 and $180,000, respectively.

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company (the “Debt Conversion Agreement”). Pursuant to the Debt Conversion Agreement, we converted various promissory notes which Mr. Wilton held in the Company, which had an aggregate principal balance of $1,409,326 and were due and payable on December 17, 2017 (the “Wilton Notes”, which includes the note referenced in the paragraph above), into 281,866 shares of our restricted common stock. The conversion was undertaken pursuant to the forced conversion terms of the Wilton Notes, which allowed us to force the conversion of the Wilton Notes into common stock at a conversion price equal to 80% of the 5 day trailing average closing price of our common stock prior to conversion. Additionally, pursuant to the Debt Conversion Agreement, we agreed to pay Mr. Wilton $45,000 in cash, payable at the rate of $15,000 per month in September, October and November, 2017, and Mr. Wilton agreed (a) to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company; and (b) to not transfer any of the voting shares which he held, subject to certain exceptions, until the earlier of August 22, 2020 and the date the Company provides Mr. Wilton notice of the termination of such voting proxy. We and Mr. Wilton also provided each other general releases pursuant to the Debt Conversion Agreement.

In August 2017, the Company issued 281,866 shares of common stock upon conversion of $1,409,326 of principal held by Mr. Mark Wilton, a significant stockholder of the Company.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

Note 8 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit with Republic originally entered into in June 2016. The Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. As of February 28, 2018 and 2017, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $62,790 and $29,822, respectively for the years ended February 28, 2018 and February 28, 2017. The Company has accrued interest as of February 28, 2018 and February 28, 2017 of $-0- and $-0-, respectively.

Note 9 – Deferred Gain

On August 31, 2017, we sold non-core assets for $2,900,000 (with a net book value of $0) which included our 71.5% membership interest in Voyages North America, LLC, our 10% ownership in Launch360 Media, Inc., rights to broadcast television commercials for 60 minutes every day on R&R TV network stations and our technology platform for Home & Away Club (as described in Note 3, Note 5 and Recent Events Through Year-end).

The gain on the sale of the non-core assets (described above) is a deferred gain until it is probable that the note receivable will be collected.

Note 10 – Stockholders’ Deficit

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

On August 26, 2016, we converted all of our then outstanding Series B (110,200 shares), Series C (13,100 shares) and Series D (110,156 shares) Preferred Stock, into an aggregate of 444,712 shares of our common stock, pursuant to certain special conversion terms offered in connection therewith and the mandatory conversion terms thereof.

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

All Series A, B, C and D Preferred Stock shares have been retired. There are no outstanding Series A, B, C, and D Preferred Stock shares.

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

Per the terms of the Amended and Restated Certificate of Designations relating to the Series A Preferred Stock, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
○	(a) $62.50 per share; or

○	(b) at the lowest price the Company has issued stock as part of a financing.

●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $62.50 of debt for each share of Series A Preferred Stock.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

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

On February 28, 2014, the Company’s Series A Preferred Stock shareholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock to lock the conversion price to the lower of (a) a fixed price of $1.25 per share; and (b) the lowest price the Company has issued stock as part of a financing after January 1, 2006.

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,025,233 as of February 28, 2018 and February 28, 2017, respectively. These dividends will only be payable when and if declared by the Board.

The Company had 0 and 1,869,611 shares of Series A Preferred Stock issued and outstanding as of February 28, 2018 and February 28, 2017.

Share Repurchase Transactions

During the years ended February 28, 2018 and February 28, 2017, there were no repurchases of the Company’s common stock by Monaker.

Common Stock

On February 6, 2018, the Board of Directors of the Company, approved a 1-for-2.5 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Company’s majority stockholders, effective on September 13, 2017, via a written consent to action without a meeting, provided the Board of Directors authority to affect a reverse stock split of the Company’s outstanding common stock in a ratio of between one-for-one and one-for-four, in their sole discretion, without further stockholder approval, by amending the Company’s Articles of Incorporation, at any time prior to the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders (the “Stockholder Authority”). The Reverse Split was affected and approved by the Board of Directors pursuant to the Stockholder Authority. Effective on February 8, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect the 1-for-2.5 Reverse Split, which was effective on February 12, 2018.

During the year ended February 28, 2018, the Company:

●	Sold 700,768 shares of restricted common stock for $3,065,000 in gross proceeds in private transactions ($2,868,353 net of costs).

●	Cancelled 277,686 shares of restricted common stock at a value of $1,616,773 due to termination of agreements.

●	Issued 130,920 shares of restricted common stock valued at $805,876 for stock compensation.

●	Issued 281,866 shares of restricted common stock valued at $1,409,326 for conversion of notes payable and accrued interest thereon.

●	Issued 8,000 shares of restricted common stock for settlement agreement of $42,800.

●	Sold 625,278 shares of restricted common stock for $1,962,418 in proceeds via a warrant exercise agreement.

●	Issued 40,000 shares of restricted common stock to Omar Jimenez, an executive of the Company, valued at $268,000 as part of a bonus agreement.

●	Issued 1,495,689 shares of common stock on July 28, 2017 in connection with the conversion of 1,869,611 shares of Series A Preferred Stock into common stock.

●	Issued 235,583 shares of restricted common stock valued at $1,690,001 in connection with asset purchase agreements.

●	Issued 306,632 shares of restricted common stock via a land purchase agreement valued at $1,765,804.

F-18

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

During the year ended February 28, 2017, the Company:

●	Sold 1,130,546 shares of restricted common stock and warrants for $4,329,939 in proceeds in private transactions.

●	Issued 320,338 shares of restricted common stock and warrants valued at $2,165,578 for stock compensation.

●	Issued 139,088 shares of restricted common stock valued at $664,373 for conversion of notes payable and accrued interest thereon.

●	Issued 30,000 shares of restricted common stock valued at $112,500 for the acquisition of 1.5% of Recruiter.com on September 19, 2016. As of November 30, 2016, the value of this investment was written down to $0 to reflect the market value of the investment.

●	Issued 1,832 shares of common stock for acquisitions valued at $11,448.

The Company had 8,001,266 and 4,454,306 shares issued and outstanding as of February 28, 2018 and February 28, 2017, respectively.

Common Stock Warrants

On July 31, 2017, the Company issued an aggregate of 613,000 common stock warrants in connection with a private placement offering of 613,000 shares of common stocks. The warrants were exercisable immediately at $5.25 per share and expire on July 30, 2022. These warrants contain a subsequent equity sale reset “down round”, which provides that if the Company sells or grants any option to purchase any common stock of the Company at any effective price per share less than the exercise price of the warrants, the exercise price shall be reduced to equal that lower exercise price.

During January 2018, the Company entered into a First Amendment To Warrant (“Amendment”) agreement with Pacific Grove which amended the Common Stock and Warrant Purchase Agreement, provided to Pacific Grove in connection with the closing of the Purchase Agreement, whereby Pacific Grove acquired warrants to purchase 350,000 shares of our common stock. This amendment led to a reduction in the exercise the exercise price of the warrants from $5.25 per share to $2.625 per share. This exercise price reduction was to incentivize the exercise of these warrants and to raise cash.

Additionally, as a result of the reduction in the exercise price of the Pacific Grove warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the Purchase Agreement and the Purchasers warrants was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers were due an additional 14,458 shares of the Company’s common stock; and (b) the $5.25 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), automatically decreased to $5.125 per share.

On January 29, 2018, we entered into a First Amendment To Warrant agreement with The Stadlin Trust dated 5/25/01 (“Stadlin”) which amended the Common Stock and Warrant Purchase Agreement provided to Stadlin in connection with the closing of the offering, whereby Stadlin acquired warrants to purchase 20,000 shares of our common stock. Through January 29, 2018, Stadlin earned additional warrants to purchase 9,800 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the Purchase Agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Stadlin’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement for each day that the Company failed to obtain the NASDAQ listing. Total warrants held by Stadlin as of January 29, 2018 were 29,800. We desired to incentivize Stadlin to exercise the Warrants by reducing the exercise price of the warrants from $5.125 per share to $2.625 per share, provided that Stadlin agreed to immediately exercise such 29,800 warrants for $78,225 in cash. Pursuant to the amendment, the exercise price of the warrants was reduced as discussed above and Stadlin exercised the warrants in cash.

F-19

Monaker Group, Inc.

Notes to the Consolidated Financial Statements
February 28, 2018 and 2017

Additionally, as a result of the reduction in the exercise price of the Stadlin warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the Purchase Agreement and the Purchasers warrants was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers were due an additional 1,220 shares of the Company’s common stock; and (b) the $5.125 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), the exercise price of such warrants remained unchanged at $5.125 per share.

At first, the warrants were accounted for as part of Company equity since the warrants were considered indexed to the Company’s own stock. Under ASC 815, the “down round” protection can sever the indexed to the Company’s own stock and the warrants could be accounted for as derivative liabilities at the time the reset was triggered, the change in fair value resulting from the reset of $26,060 was recognized as change in fair value of derivative liabilities.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings and is effective in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the new standard during 2017, preventing the need to account for the Company to account for the outstanding warrants that contain down round features as derivative instruments.

The following table sets forth common stock purchase warrants outstanding as of February 28 2018, and February 28, 2017, and changes in such warrants outstanding for the years ending February 28, 2018 and February 28, 2017:

	Warrant	Weighted Average Exercise
Outstanding, February 29, 2016	582,420	$4.64
Warrants granted	985,482	$4.27
Warrants exercised/forfeited/expired	(759,863)	$(4.19)
Outstanding, February 28, 2017	808,039	$4.72
Warrants granted	1,285,819	$4.18
Warrants exercised/forfeited/expired	(974,917)	$(3.63)
Outstanding, February 28, 2018	1,118,941	$5.27

Common stock issuable upon exercise of warrants	1,118,941	$5,891,297

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at February 28, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2018	Weighted Average Exercise Price
$1.25	16,800	1.72	$1.25	16,800	$1.25
$3.75	30,000	2.29	$3.75	30,000	$3.75
$5.00	295,520	1.98	$5.00	295,520	$5.00
$5.13	654,421	4.42	$5.13	654,421	$5.13
$5.63	21,000	4.28	$5.63	21,000	$5.63
$6.25	1,200	1.42	$6.25	1,200	$6.25
$7.50	80,000	1.17	$7.50	80,000	$7.50
$10.00	20,000	0.67	$10.00	20,000	$10.00
	1,118,941	3.85	$5.27	1,118,941	$5.27

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

At February 28, 2018, there were warrants outstanding to purchase 1,118,941 shares of common stock with a weighted average exercise price of $5.27 and weighted average life of 3.85 years.

At February 28, 2017, there were warrants to purchase 808,039 shares of common stock outstanding with a weighted average exercise price of $4.72 and weighted average life of 2.23 years.

During the year ended February 28, 2018, the Company granted:

●	warrants to purchase 707,978 shares of common stock in connection with subscriptions;

●	warrants to purchase 112,772 shares of common stock in consideration for consulting fees; and

●	warrants to purchase 465,069 shares of common stock in consideration for liquidated damages which resulted in penalty expenses of $1,972,800.

Related Party Transactions

On March 15, 2016, Stephen Romsdahl, a greater than 5% shareholder of the Company, subscribed for $120,000 of units (48,000 total units) in our offering of up to $400,000 of units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.625 per share.

On March 17, 2016, Mark Wilton, a greater than 5% shareholder of the Company, subscribed for $60,000 of units (24,000 total units) in our offering of up to $400,000 units of the Company, each comprised of 1 share of common stock and 2 Special Exchange warrants to purchase one share of common stock at an exercise price of $0.25 per share.

On April 17, 2016, Monaco Investment Partners II, L.P, of which Donald Monaco is the managing general partner and a Director of the Company, exercised warrants to purchase 80,000 shares of common stock at an exercise price of $3.75 per share.

Messrs. Donald P. Monaco, Pat LaVecchia, Douglas Checkeris and William Kerby who represented all of the members of the Board of Directors of Monaker resigned as directors of RealBiz effective Monday April 11, 2016.

On May 3, 2016, Monaco Investment Partners II, L.P, of which Donald Monaco is the managing general partner and a Director of the Company, exercised warrants to purchase 120,000 shares of common stock at an exercise price of $3.75 per share.

On May 31, 2016, the Company received $90,000 in proceeds from the Donald P. Monaco Insurance Trust (whose trustee is Donald Monaco a director of Monaker) and issued 24,000 common shares in connection with the exercise of warrants to purchase 24,000 shares of common stock with an exercise price of $3.75 per share.

On June 2, 2016, the Company borrowed three hundred thousand dollars ($300,000) from the Donald P. Monaco Insurance Trust (“Trust”), which was evidenced by a Promissory Note (“Note”) in the principal amount of three hundred thousand dollars ($300,000), which accrues interest at the rate of 6% per annum (12% upon the occurrence of an event of default). All principal, interest and other sums due under the Note is due and payable on the earlier of (a) the date the operations of NextTrip.com generate net revenues equal to $300,000; (b) the date the Company enters into an alternate financing in excess of $300,000; or (c) August 1, 2016. The Note contains standard and customary events of default. Donald P. Monaco, a member of our Board of Directors, is the trustee of the Trust. This Note could be prepaid in whole or in part at any time, without penalty or premium.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit were due on June 15, 2017. The loan contains standard and customary events of default. On June 16, 2016, we borrowed $450,000 under the line of credit. Amounts borrowed under the line of credit were used for marketing initiatives, working capital and to repay $300,000 previously borrowed from the Trust as discussed above.

On July 8, 2016, Stephen Romsdahl, a then greater than 5% shareholder of the Company, exercised warrants to purchase 38,400 shares of common stock which had an exercise price of $0.625 per share for an aggregate of $24,000.

On August 23, 2016, Pat LaVecchia, our director, converted 1,000 shares of Series D Preferred Stock into shares of common stock in connection with a special exchange conversion whereby Series D Preferred Stock shareholders were offered a special conversion rate of $6.25 per share of the Company’s common stock, provided accrued dividends were waived (instead of the stated $31.25 conversion price), into 800 shares of common stock at $6.25 per share, valued at $5,000.

Effective September 8, 2016, the Company sold 55,200 units, each consisting of one share of common stock and one warrant to purchase one share of common stock (the “Units”), to Charcoal Investments Ltd. (“Charcoal”), which entity is owned by Simon Orange, who became a member of the Board of Directors of the Company on January 5, 2017, in consideration for $345,000 or $6.25 per unit. The warrants were evidenced by a Warrant to Purchase Common Stock (the “Charcoal Warrants”), had an exercise price of $6.25 per share and an expiration date of September 7, 2017.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

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

On October 26, 2016, the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and a Director of the Company, exercised warrants to purchase 112,000 shares of common stock with an exercise price of $3.75 per share.

On November 4, 2016, Mark Wilton, a greater than 5% shareholder of the Company, was issued 45,908 shares of restricted common stock pursuant to a subscription agreement for $99,800 in proceeds.

On December 1, 2016, Stephen Romsdahl, a then greater than 5% shareholder of the Company, exercised warrants to purchase 34,000 shares of common stock which had an exercise price of $1.25 per share.

On December 20, 2016, we borrowed $37,500 from In Room Retail, which was evidenced by a Promissory Note (“Note”) in the principal amount of $37,500, which accrued interest at the rate of 6% per annum. William Kerby, our Chairman and Chief   Executive Officer, is the managing member of In Room Retail.

On January 26, 2017, the Company, Mr. Orange, a director, and Charcoal, agreed to reduce the exercise price of the 63,200 warrants to purchase shares of common stock (the “Warrants”) to $5.00 per share, Mr. Orange and Charcoal exercised all of  the Warrants in consideration for an aggregate of $316,000, and the Company issued Mr. Orange 8,000 shares of restricted common stock and Charcoal 55,200 shares of restricted common stock, in connection with such exercise. In consideration  for agreeing to exercise the Warrants, the Company granted Mr. Orange warrants to purchase 8,000 shares of the Company’s common stock and Charcoal warrants to purchase 55,200 shares of common stock, each with an exercise price of $5.00 per  share and an expiration date of January 25, 2020.

From February 6, 2017 to March 10, 2017, the Company raised $1,550,000 from the sale of 310,000 units, each consisting of one share of restricted common stock and one warrant to purchase one share of common stock (the “Units”), to fourteen accredited investors in a private offering, at $5 per Unit. Investors in the offering included an entity owned by Donald P. Monaco, the Company’s director (40,000 Units for $200,000), and Robert J. Post, the Company’s director (20,000 Units for $100,000). The warrants have an exercise price of $5.00 per share and a term of three years, and include no cashless exercise rights.

On April 19, 2017, we issued 40,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and an executive of the Company, valued at $250,000, as a fiscal year-ended February 28, 2017 employee bonus.

On August 11, 2017, the Company closed the transactions contemplated by the Common Stock and Warrant Purchase Agreement, entered into by the Company on July 31, 2017 (the “Purchase Agreement”), with certain accredited investors named therein (collectively, the “Purchasers”). Under the terms of the Purchase Agreement, the Company sold the Purchasers an aggregate of 613,000 shares of common stock (the “Shares”) and 613,000 warrants to purchase one share of common stock (the “Offering Warrants” and together with the Shares, the “Securities”). The combined purchase price for one Share and one Offering Warrant to purchase one share of common stock in the Private Placement offering was $5.00. William Kerby, the Chief Executive Officer and Chairman of the Company, purchased $50,000 of the Securities (10,000 Shares and Offering Warrants); Simon Orange, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (35,000 Shares and Offering Warrants); Donald Monaco, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (35,000 Shares and Offering Warrants); Pat LaVecchia, a member of the Board of Directors of the Company, purchased $10,000 of the Securities (2,000 Shares and Offering Warrants); and Robert J. Post, a member of the Board of Directors of the Company, purchased $25,000 of the Securities (5,000 Shares and Offering Warrants). Additionally, Stephen Romsdahl, a significant stockholder of the Company, purchased $50,000 of the Securities (10,000 Shares and Offering Warrants) and another non-related party, who is a key distributor of the Company, purchased $100,000 of the Securities (20,000 Shares and Offering Warrants).

A required term of the Offering was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) beneficially owned by them into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017.

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, a significant stockholder of the Company. Pursuant to the Debt Conversion Agreement, we converted various promissory notes which Mr. Wilton held in the Company, which had an aggregate principal balance of $1,409,326 and were due and payable on December 17, 2017, into 281,866 shares of our restricted common stock. Additionally, we agreed to pay Mr. Wilton $45,000 in cash, payable at the rate of $15,000 per month in September, October and November, 2017.

On December 12, 2017, we received $105,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, a director of the Company, and issued 21,000 shares of common stock in connection with the exercise of a warrant to purchase 21,000 shares of common stock, which had an exercise price of $5.00 per share.

On January 10, 2018, we received $1,203,563 from Pacific Grove Capital LP, a greater than 10% shareholder of the Company, and issued 458,500 shares of common stock in connection with a First Amendment to Warrant. Pursuant to the First Amendment to Warrant Agreement, Pacific Grove exercised warrants to purchase 350,000 shares of common stock at a reduced exercise price of $2.625 per share. Additionally, Pacific Grove exercised penalty warrants to purchase 108,500 shares of common stock at a reduced exercise price of $2.625 per share.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

As a result of the reduction in the exercise price of the Pacific Grove warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement were triggered. The Purchasers were issued a total of 14,458 shares of the Company’s common stock valued at $70,483 in connection with such anti-dilution rights.

On January 11, 2018, we received $130,200 from the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and a member of the Board of Directors of the Company, and issued 24,800 shares of common stock in connection with the exercise warrants to purchase 24,800 shares of common stock, which had an exercise price of $5.25 per share.

On January 11, 2018, we received $10,500 from William Kerby, the CEO and Chairman of the Company, and issued 2,000 shares of common stock in connection with the exercise of a warrant to purchase 2,000 shares of common stock, which had an exercise price of $5.25 per share.

On January 11, 2018, we received $95,000 from Monaco Investment Partners II LP, of which Donald Monaco is the managing general partner and a member of the Board of Directors of the Company, and issued 19,000 shares of common stock in connection with the exercise of a warrant to purchase 19,000 shares of common stock, which had an exercise price of $5.00 per share.

On January 11, 2018, we received $200,000 from Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, and issued 40,000 shares of common stock in connection with the exercise of a warrant to purchase 40,000 shares of common stock, which had an exercise price of $5.00 per share.

As of February 28, 2018, the Company accrued a contractual bonus of $170,000 to the Company’s Chief Operating Officer, Chief Financial Officer and Director. This amount is included in accounts payable and accrued expenses of $313,491.

Dividends in arrears on the outstanding Series A Preferred Stock shares (which are beneficially owned by Donald P. Monaco, our director and William Kerby, our CEO and Chairman) total $1,025,233 and $838,272 as of February 28, 2017 and February 29, 2016, respectively.

Note 11 – Commitments and Contingencies

The Company leases its office space under non-cancellable operating leases. In accordance with the terms of the office space lease agreement, the Company is renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. Monthly rental costs for calendar years 2016, 2017 and 2018 are $6,500, $6,695 and $6,896, respectively. The rent for the years ended February 28, 2018 and February 28, 2017 were $79,864 and $79,665, respectively.

The current office lease will terminate early on March 31, 2018, at the request of the landlord, without penalties to the Company. The Company has entered into a new contract for new office space, for a term of three years from April 15, 2018 through April 14, 2021. Monthly rental costs for the periods ending April 14, 2019, 2020 and 2021 are $6,243, $6,492 and $6,781, respectively.

Our future minimum rental payments through February 28, 2019 amount to $72,430.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
			February 28, 2020
			and
	February 28, 2018	February 28, 2019	thereafter	Totals
Leases	$72,430	$77,534	$91,107	$241,071
Other	51,167	3,150	—	54,317
Totals	$123,597	$80,684	$91,107	$295,388

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

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

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

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, Mcleod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of the following lawsuits: Case Number 1:16-cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV- GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock) and remove any dividend obligations. We accrued settlement expenses of $142,800 and a gain on settlement of $176,324, for a net gain on settlement of $33,524, in connection with the Settlement Agreement. The RealBiz designation is also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party.

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

Note 12 – Business Segment Reporting

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

Note 13 – Fair Value Measurements

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

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

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

The Company did not have exposure to derivative liabilities and the Company did not have exposure to embedded conversion options as those instruments were converted to equity positions by the note-holder. There are not derivative liabilities as of February 28, 2018 and February 28, 2017.

The Company has $-0- convertible promissory notes that include embedded conversion options at February 28, 2018 and February 28, 2017.

Note 14 – Income Taxes

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

The provision for income taxes consists of the following components for the years ended February 28, 2018 and February 28, 2017:

	2017	2016
Current	$—	$—
Deferred	—	—
	$—	$—

The components of deferred income tax assets and liabilities for the years ended February 28, 2018 and February 28, 2017, are as follows:

	2018	2017

Net operating loss carry-forwards	$29,904,863	$27,018,698
Equity based compensation	4,329,000	4,329,000
Amortization and impairment of intangibles	43,890	1,779,820
Total deferred assets	34,277,753	33,127,518
Valuation allowance	(34,277,753)	(33,127,518)
	$—	$—

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2018 and February 28, 2017 were computed by applying the federal and state statutory corporate tax rates as follows:

	2018	2017
Statutory Federal income tax rate	-21%	-35%
State taxes, net of Federal	-5%	-4%
Permanent difference	11%	11%
Change in valuation allowance	15%	28%
	0%	0%

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

The valuation allowance has increased by $1,150,235 for the fiscal year ended 2018 primarily as a result of a current year tax loss of $2,886,165 which increased net operating loss to $29,904,863 at February 28, 2018, from $27,018,698 at February 28, 2017, and a decrease of $1,735,930 in amortization of intangibles to $43,890 at February 28, 2018, from $1,779,820 at February 28, 2017.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2018 is approximately $30 million expiring between 2029 and 2037. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets. The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 28, 2018.

Note 15 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

		Weighted Average
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended February 28, 2018:
Basic earnings (losses)	$(10,037,142)	6,216,988	$(1.61)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(10,037,142)	6,216,988	$(1.61)
For the year ended February 28, 2017:
Basic earnings (losses)	$(7,097,275)	3,444,583	$(2.06)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(7,097,275)	3,444,583	$(2.06)

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

Note 16 – Subsequent Events

First Amendment to Warrant Agreement March 1, 2018

On March 1, 2018, we entered into a First Amendment to Warrant agreement with Pacific Grove. Through January 10, 2018, Pacific earned and exercised additional warrants to purchase 108,500 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the Purchase Agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Pacific Grove’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement for each day that the Company failed to obtain the NASDAQ listing (the “Liquidated Damages”). Between January 11, 2018 and February 21, 2018 (the date of NASDAQ listing), Pacific earned additional warrants to purchase 147,000 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market (previously described). Total warrants held by Pacific as of March 1, 2018 were 147,000. We desired to incentivize Pacific Grove to exercise the Warrants by reducing the exercise price of the warrants from the adjusted price of $5.13 per share to $2.625 per share, provided that Pacific Grove agreed to immediately exercise such 147,000 warrants for $385,875 in cash. Pursuant to the Amendment, the exercise price of the warrants was reduced as discussed above and Pacific exercised the warrants in cash.

The Purchase Agreement includes certain liquidated damage provisions which require the Company to grant to the Purchasers as partial liquidated damages for any delay in obtaining an uplisting to the NASDAQ Capital Market (“NASDAQ”), which uplisting was required to have occurred, pursuant to the Purchase Agreement, on or before December 9, 2017 (the “Required Uplisting Date”), additional warrants (on substantially similar terms as the warrants granted pursuant to the Purchase Agreement) equal to each Purchaser’s pro rata share of 1% of the warrants sold pursuant to the Purchase Agreement, for each day that the Company fails to uplist its common stock to NASDAQ after the Required Uplisting Date. A total of up to 100% of the warrants sold pursuant to the Purchase Agreement may be issued to the Purchasers as Liquidated Damages.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2018 and 2017

Pursuant to the Liquidated Damages provision of the Purchase Agreement (as discussed above), and including the warrants granted to Pacific Grove in consideration for the Liquidated Damages, the Company, through February 21, 2018, has granted warrants to purchase an additional 465,066 shares of common stock to the Purchasers and the placement agent in the offering, which also has the right to receive additional warrants as if it was a Purchaser under the Purchase Agreement.

Additionally, as a result of the reduction in the exercise price of the Pacific Grove warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the Purchase Agreement and the Purchaser warrants were triggered. Specifically, because the Company issued shares of common stock below (a) the adjusted $5.13 price per share of the securities sold pursuant to the Purchase Agreement, the Purchasers are due an additional 4,390 shares of the Company’s common stock; and (b) the $5.25 exercise price of the warrants sold pursuant to the Purchase Agreement (and the warrants granted to the placement agent), the exercise price of such warrants automatically decreased to $5.09 per share.

On May 31, 2018 effective February 28, 2018, Monaker and A-Tech entered into a First Amendment to the Purchase Agreement, to amend the terms of the Purchase Agreement to (a) provide for the acquisition by Monaker of a ‘right to own’ the Property instead of the ownership of the Property itself, as the title to the Property had not been legally transferred as of such date, which ‘right to own’ had an exercise price of $0 and was transferrable and exercisable by the Company at any time, (b) terminate the Construction Obligation, and (c) to correct certain inaccuracies in the original agreement. The First Amendment also required A-Tech to return 210,632 shares of common stock to Monaker for cancellation and were cancelled for non-performance. The First Amendment to the Purchase Agreement had an effective date of November 21, 2017.

Immediately thereafter, on May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). Bettwork and A-Tech share a common principal.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2018		MONAKER GROUP, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman (Principal Executive Officer)	June 13, 2018
William Kerby

/s/ Omar Jimenez	Chief Financial Officer and Chief Operating Officer and Director (Principal Financial and Accounting Officer)	June 13, 2018
Omar Jimenez

/s/ Pat LaVecchia	Director	June 13, 2018
Pat LaVecchia

/s/ Donald P. Monaco	Director	June 13, 2018
Donald P. Monaco

/s/ Doug Checkeris	Director	June 13, 2018
Doug Checkeris

/s/ Simon Orange	Director	June 13, 2018
Simon Orange

	Director	June 13, 2018
Robert J. Post

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
1.1	Placement Agency Agreement, by and between the Company and Northland Securities, Inc., dated July 31, 2017		8-K	1.1	8/1/2017	000-52669
3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630
3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177
3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.3	9/25/2017	333-220619
3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.4	9/25/2017	333-220619
3.5	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669
3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.6	9/25/2017	333-220619
3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669
3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669
3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753
3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.1	9/25/2017	000-52669
3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.2	9/25/2017	000-52669
3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.3	9/25/2017	000-52669
3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018		8-K	3.1	2/12/2018	000-52669

3.14	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669
4.1	Form of Common Stock Purchase Warrant (Offering)	8-K	4.1	8/1/2017	000-52669
4.2	Form of Common Stock Purchase Warrant (Agent)	8-K	4.2	8/1/2017	000-52669
10.1***	Employment Agreement between the Company and William Kerby dated October 15, 2006	S-1/A	10.2	3/12/2012	333-154177
10.2	$500,000 Promissory Note, dated August 26, 2010, issued in favor of The Mark Travel Corporation	8-K	4.1	9/2/2010	000-52669
10.3	$3,500,000 Promissory Note, dated March 5, 2010, issued in favor of Mark A. Wilton	8-K	10.1	3/10/2010	000-52669
10.4	Note Amendment between the Company and Mark Wilton dated February 24, 2014	8-K	4.1	2/27/2014	000-52669
10.5	Note Amendment between the Company and Mark Wilton dated May 15, 2015	8-K	4.1	5/21/2015	000-52669
10.6	Form of Cashless Warrant to Purchase Common Stock	8-K	4.1	10/13/2015	000-52669

10.7	Exchange Agreement by and between Monaker Group, Inc. and Monaco Investment Partners II, LP dated November 20, 2015	8-K	10.1	11/24/2015	000-52669
10.8	Exchange Agreement by and between Monaker Group, Inc. and Donald P. Monaco Insurance Trust dated November 20, 2015	8-K	10.2	11/24/2015	000-52669
10.9	License Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz 360 Inc.	10-K	10.10	6/16/2015	000-52669
10.10	Code Purchase Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz Media Group, Inc.	10-K	10.11	6/16/2015	000-52669
10.11	Services Agreement, dated April 28, 2015, by and between Next 1 Interactive, Inc. and RealBiz Media Group, Inc.	10-K	10.12	6/16/2015	000-52669
10.12***	Employment Agreement dated January 21, 2016, by and between Monaker Group, Inc. and Omar Jimenez	8-K	10.1	1/26/2016	000-52699
10.13	$300,000 Promissory Note dated June 2, 2016, representing amounts borrowed by Monaker Group, Inc. from the Donald P. Monaco Insurance Trust	8-K	10.1	6/6/2016	000-52699
10.14	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.	10-K	10.3	6/23/2016	000-52669
10.15	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.	10-K	10.4	6/23/2016	000-52669
10.16	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.	10-K	10.5	6/23/2016	000-52669

10.17	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.	10-K	10.6	6/23/2016	000-52669
10.18	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystall Falls Investments, LLC	10-K	10.10	6/23/2016	000-52669
10.19	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.	10-K	10.11	6/23/2016	000-52669
10.20	Note Amendment between the Company and Mark Wilton dated February 29, 2016	10-Q	4.1	7/20/2016	000-52669
10.21	Subscription and Investment Representation Agreement dated September 8, 2016, between Monaker Group, Inc. and Charcoal Investments Ltd.	10-K	10.26	2/28/2017	000-52669
10.22	December 31, 2016, Letter of Engagement with Capital Market Access	10-Q	10.20	1/23/2017	000-52669

10.23	August 31, 2016, Marketing and Stock Exchange Agreement with Recruiter.com, Inc.	10-Q	10.21	1/23/2017	000-52669
10.24***	Consulting Agreement between Simon Orange and the Company dated September 8, 2016	8-K	10.2	2/8/2017	000-52669
10.25	Form of Orange and Charcoal September 8, 2016 Warrants to Purchase Common Stock	8-K	10.3	2/8/2017	000-52669
10.26	Form of Orange and Charcoal January 26, 2017 Warrants to Purchase Common Stock	8-K	10.4	2/8/2017	000-52669
10.27	Form of Subscription Agreement for Units (February and March 2017)	8-K	10.1	3/10/2017	000-52669
10.28	Form of Warrant (February and March 2017 Subscriptions)	8-K	10.2	3/10/2017	000-52669
10.29	Joint Venture Acquisition Agreement between the Company and Launch 360 Media Inc. dated June 5, 2014	10-K	10.34	2/28/2017	000-52669
10.30	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender	10-K	10.35	2/28/2017	000-52669
10.31	Amendment to Line of Credit Agreement dated December 22, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.	10-K	10.366	2/28/2017	000-52669
10.32	Form of Purchase Agreement, dated July 31, 2017	8-K	10.1	8/1/2017	000-52669
10.33	Board Representation Agreement dated July 31, 2017, by and between Pacific Grove Capital LP and the Company	8-K	10.2	8/1/2017	000-52669
10.34	Form of Addendum to Purchase Agreement, dated July 31, 2017	8-K	10.3	8/1/2017	000-52669
10.35	Debt Conversion and Voting Agreement dated August 24, 2017, by and between, Monaker Group, Inc., and Mark A. Wilton	8-K	10.1	9/5/2017	000-52669
10.36	Purchase Agreement dated August 31, 2017, between Bettwork Industries, Inc., as Purchaser and Monaker Group, Inc., as Seller	8-K	10.2	9/5/2017	000-52669
10.37	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries, Inc., as borrower in favor of Monaker Group, Inc., as payee	8-K	10.3	9/5/2017	000-52669

10.38	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries, Inc.		8-K	10.4	9/5/2017	000-52669
10.39	Monaker Group, Inc. 2017 Equity Incentive Plan		8-K	10.5	9/5/2017	000-52669
10.40	Line of Credit Agreement dated September 15, 2017 by and between Monaker Group, Inc. and Republic Bank, Inc.		8-K	10.1	9/20/2017	000-52669
10.41	Engagement Agreement for Consulting Services with A-Tech, LLC, effective September 1, 2017		8-K	10.1	9/25/2017	000-52669
10.42	Platform Purchase Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 17, 2017		8-K	10.1	11/17/2017	000-52669
10.43	Marketing and Consulting Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 16, 2017		8-K	10.2	11/17/2017	000-52669
10.44	Purchase Agreement between Monaker Group, Inc., as purchaser and Michael Heinze, Michael Kistner and Rebecca Dernbach, as sellers, dated November 14, 2017		8-K	10.3	11/17/2017	000-52669
10.45	Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017		8-K	10.1	11/27/2017	000-52669
10.46	Addendum to Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017		8-K	10.2	11/27/2017	000-52669
10.47	December 22, 2017, Settlement Agreement by and between Monaker Group, Inc., RealBiz Media Group, Inc., NestBuilder.com Corp. and American Stock Transfer & Trust Company, LLC		8-K	10.1	1/5/2018	000-52669
10.48	First Amendment to Warrant dated January 10, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP		8-K	10.1	1/16/2018	000-52669
10.49	First Amendment to Warrant dated March 1, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP		8-K	10.1	3/5/2018	000-52669
10.50	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC		8-K	10.3	6/6/2018	000-52669
10.51	Right to Own Acquisition Agreement dated May 31, 2018, by and between Monaker Group, Inc. and Bettwork Industries, Inc.		8-K	10.4	6/6/2018	000-52669
10.52	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries, Inc. to Monaker Group, Inc.		8-K	10.5	6/6/2018	000-52669
14.1	Code of Ethics		S-1/A	14.1	3/12/2009	333-154177
14.2	Code of Business Conduct		S-1/A	14.2	3/12/2009	333-154177
14.3	Whistleblower Protection Policy		8-K	14.1	4/25/2017	000-52669
21.1*	Subsidiaries	X
23.1*	Consent of LBB & Associates Ltd. LLP	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Charter of the Audit Committee	X	8-K	99.1	4/25/2017	000-52669
99.2	Charter of the Compensation Committee	X	8-K	99.2	4/25/2017	000-52669
99.3	Charter of the Nominating and Corporate Governance Committee	X	8-K	99.3	4/25/2017	000-52669
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.

