Form 10-Q
period 2018-05-31
Monaker Group, Inc.
filed 2018-07-16
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

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

As of July 11, 2018, there were 8,012,656 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheet
(Unaudited)

	May 31,	February 28,
	2018	2018
Assets
Current Assets
Cash	$659,120	$1,604,414
Notes receivable, net	4,500,000	—
Prepaid expenses and other current assets	111,922	37,857
Security deposits	33,529	15,000
Total current assets	5,304,571	1,657,271

Note receivable, net	—	2,900,000
Website Development costs and intangible assets, net	1,534,861	1,274,453
Total assets	$6,839,432	$5,831,724

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	230,353	428,120
Other current liabilities	223,390	106,204
Deferred gain	4,500,000
Total current liabilities	6,146,743	1,727,324

Deferred gain	—	2,900,000
Total liabilities	6,146,743	4,627,324

Commitments and contingencies

Stockholders’ equity (deficit)

Common stock, $.00001 par value; 500,000,000 shares authorized; 8,152,656 and 8,001,266 shares issued and outstanding at May 31, 2018 and February 28, 2018, respectively	81	80
Additional paid-in-capital	112,286,868	111,901,094
Accumulated equity (deficit)	(111,594,260)	(110,696,774)
Total stockholders’ equity (deficit)	692,689	1,204,400
Total liabilities and stockholders’ equity (deficit)	$6,839,432	$5,831,724

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	May 31,	May 31,
	2018	2017
Revenues
Travel and commission revenues	$74,732	$156,046
Total revenues	74,732	156,046

Operating expenses
General and administrative	486,215	159,664
Salaries and benefits	361,016	608,189
Cost of revenues	57,111	110,917
Selling and promotions expense	38,804	16,356
Technology and development	12,403	—

Total operating expenses	955,549	895,126

Operating loss	(880,817)	(739,080)

Other income (expense)
Interest expense	(16,669)	(59,507)
Total other income (expense)	(16,669)	(59,507)

Net loss	$(897,486)	$(798,587)

Weighted average number of common shares outstanding
Basic	8,152,463	4,522,120
Diluted	8,152,463	4,522,120

Basic net loss per share	$(0.11)	$(0.18)

Diluted net loss per share	$(0.11)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended
(Unaudited)

	May 31,	May 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(897,486)	$(798,587)

Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	70,385	—
Stock based compensation and consulting fees	—	386,480
Cancellation of common stock of Company issued as compensation	—	(450,945)
Changes in operating assets and liabilities:
Increase (Decrease) in other current liabilities	117,186	(25,201)
Decrease in accounts payable and accrued expenses	(197,767)	(79,994)
Increase in prepaid expenses and other current assets	(74,065)	(10,944)
Increase in deposits	(18,529)	—

Net cash used in operating activities	(1,000,276)	(979,191)

Cash flows from investing activities:
Website development costs	(330,793)	(76,500)
Net cash used in investing activities	(330,793)	(76,500)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	385,775	129,888
Proceeds from issuance of common stock and warrants	—	360,000
Net cash provided by financing activities	385,775	489,888

Net decrease in cash	(945,294)	(565,803)

Cash at beginning of period	1,604,414	1,007,065

Cash at end of period	$659,120	$441,262

Supplemental disclosure:
Cash paid for interest	$16,669	$59,506
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate online marketplaces (described in greater detail below). We believe the most promising part of our business plan is the plan to incorporate alternative lodging rental units into our marketplaces while facilitating access to alternative lodging rentals to other distributors. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property owners and managers rent to the public on a nightly, weekly or monthly basis. NextTrip.com, one of our marketplaces, provides access to airline, car rental, lodgings and activities products and, it will soon (planned to be completed in or around July 2018) include our ALR offering which will unite travelers seeking ALRs located in countries around the world. Another one of our other marketplaces, Maupintour, provides concierge tours and activities at destinations. Currently our Maupintour and NextTrip online marketplaces (each as discussed in greater detail below) are operational, provided that such marketplaces do not currently allow for the booking of ALRs, which capability we plan to have in place in or around the end of July 2018.

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing large travel distributors via a business-to-business model (B2B), our ALR inventory, as well as providing both ALR products and auxiliary services direct to consumers, so travelers can purchase vacations through NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com. Additionally, we plan to provide the most qualified platform to assist property owners and managers the means to broaden their distribution for booking their homes. The Company serves three major constituents: (1) property owners and managers, (2) travelers and (3) other travel/lodging distributors. Once operational, which is planned to be completed in or around the end of July 2018, property owners and managers will provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers will provide us their properties, at a preferential rate for each booking and, in return, their properties will be listed for free as an available ALR on NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com (as well as with distributors). Travelers will be able to visit NextTrip.com, Maupintour.com or EXVG.com (and distributors) and search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

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

The platform is a licensed technology (described below) that through our proprietary technology, will allow our users to search large travel suppliers of alternative lodging inventories and present consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

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

The Company plans to sell its travel services through various distribution channels. The primary distribution channel will be through its B2B channel partners which includes sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own website at NextTrip.com, the NextTrip mobile application (“app”) and Nexttrip.Biz. Additionally we plan to offer specialty travel services via EXVG.com and Maupintour, targeting high touch inventory to customers through a toll- free telephone number designed to assist customers with complex or high-priced offerings.

Monaker’s core holdings include NextTrip.com, NextTrip.Biz, Maupintour.com and EXVG.com. NextTrip.com is the primary consumer website, where travel services and products are booked. The travel services and products include tours; activities/attractions; airline; hotel; and car rentals and where ALRs will be booked. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com is planned to be a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products will only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.Biz is targeted at small to midsized businesses offering them a customized travel solution for staff business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and the option for a “self-branded” website.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2018 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2018.

The results of operations for the three months ended May 31, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2019.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at May 31, 2018 and February 28, 2018.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the three months ended May 31, 2018 and May 31, 2017. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $70,385 and $0 during the three months ended May 31, 2018 and 2017, respectively. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018. As of May 31, 2018, the Company’s right to purchase land was sold for a promissory note in the amount of $1,600,000. The Company maintains a deferred gain of $1,600,000. On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

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

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the FASB determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings and is effective in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the new standard during 2017, preventing the need to account for several outstanding warrants that contain down round features as derivative instruments.

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

The Company did not have exposure to derivative liabilities and the Company did not have exposure to embedded conversion options as those instruments were converted to equity positions by the note-holder. There are not derivative liabilities as of May 31, 2018 and February 28, 2018.

The Company has $-0- convertible promissory notes that include embedded conversion options at May 31, 2018 and February 28, 2018.

Going Concern

As of May 31, 2018, and February 28, 2018, the Company had an accumulated deficit of $111,594,260 and $110,696,774, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2018, the Company had negative working capital of $842,172, and for the three months ended May 31, 2018, a net loss of $897,486 and cash used in operations of $1,000,276.

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2018, we had $6,146,743 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Management’s plans with regard to this going concern are as follows: the Company will continue to raise funds with third parties by way of public or private offerings, and management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which we anticipate will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-9 by one year. As a result, the amendments in ASU 2014-9 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Additional ASUs have been issued that are part of the overall new revenue guidance, including: ASU No. 2016-8, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow Scope Improvements and Practical Expedients.”

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We adopted the requirements of the new standard effective March 1, 2018 and used modified retrospective adoption approach.

The impact to our results is not material because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue at a point in time since control over the asset passes to our customer and there are no more outstanding performance obligations to be satisfied for our travel or tour products or services we distribute to our customers, which is consistent with our current revenue recognition model. In addition, the number of performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

Performance Obligations and Revenue Recognition

We account for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided.

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts, as of May 31, 2018 and February 28, 2018 is presented in the accompanying condensed consolidated balance sheets.

Deferred revenue and deferred cost of sales

Deferred revenue consists primarily of the transaction price allocated to performance obligations that are recognized on a point in time basis. Billings associated with such items are typically completed upon the transfer of control of promised products or services has been transferred to the customer at the earliest of the customer travel date or the expiration of a cancellation date. Deferred costs primarily refer to fees for the purchase of travel or tours from other travel vendors. Deferred revenue also consists of advance payments from customers for uncompleted contracts.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations since its contracts generally have an original expected term of one year or less and the Company recognizes revenues at the amount to which it has the right to invoice for services performed.

The Company applies a practical expedient, as permitted within ASC 340, to expense as incurred the incremental costs to obtain a contract when the amortization period of the asset that would have otherwise been recognized is one year or less.

Recent Accounting Pronouncements

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

Note 2 – Note Receivable

Current

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement with Crystal Falls Investments, LLC (“Crystal Falls”), for the sale of its 51% membership interest in Name Your Fee, LLC, in exchange for a Promissory Note, maturing on May 15, 2018, in the amount of $750,000 (the “Name Your Fee Note”). The Name Your Fee Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and was to be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Name Your Fee Note contains standard and customary events of default. The principal amount of the note was due on May 15, 2018 and is in default.

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork Industries, Inc. (“Bettwork”) and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allows us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. The outstanding principal balance of the Name Your Fee Note as of May 31, 2018 and February 28, 2018 is $750,000 and $750,000, respectively, and, an allowance for bad debt of $750,000 (i.e., 100%) has been reserved against the Name Your Fee Note as of May 31, 2018 and February 28, 2018; this amount has been recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. As described below under Note 11, Subsequent Events, on July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share.

On November 21, 2017, we entered into a Purchase Agreement and an addendum thereto (the “Purchase Addendum”) with A-Tech LLC (“A-Tech”) on behalf of its wholly-owned subsidiary Parula Village Ltd. (“Parula”) whereby we purchased from A-Tech, through Parula, ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. As part of the same consideration, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); and the agreement provided that if the vacation rental residences were not completed within the 270 days, Monaker would cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. Additionally, in the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction was less than $6.25 per share, Monaker was required to issue additional shares of restricted common stock such that the value of the shares issued to A-Tech totaled $1.5 million. On February 20, 2018 (the first business day following the 90th day after the closing), Monaker issued an additional 66,632 shares of common stock at $4.80 for a total of $319,834, to meet the 90-day look-back provision for a guaranteed purchase price of $1.5 million.

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). The outstanding principal balance of the Secured Note as of May 31, 2018 and February 28, 2018 is $1,600,000 and $0, respectively, and this amount has been recognized as a deferred liability of $1.6 million as of May 31, 2018. On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of May 31, 2018 and February 28, 2018, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). The outstanding principal balance of the $2.9 Million Secured Note as of May 31, 2018 and February 28, 2018 is $2,900,000 and $2,900,000, respectively, and, an allowance of $2,900,000 (i.e., 100%) has been reserved against the $2.9 Million Secured Note as of May 31, 2018 and February 28, 2018; this amount has been recognized as a deferred gain liability as of May 31, 2018 and February 28, 2018. The repayment of the $2.9 Million Secured Note is secured by a first priority security interest in all of the Assets. As described below under Note 11, Subsequent Events, on July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share.

Note 3 – Investment in Equity Instruments and Deconsolidation

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2018, Monaker owned 44,470,101 shares of RealBiz Media Group, Inc. (RealBiz) Series A Preferred Stock and, as of February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock. This interest was been written down to zero ($0) as of February 28, 2015.

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

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with RealBiz, including Case No.: 1:16-cv-24978-DLG, as described in greater detail below under “Note 9 - Commitments and Contingencies” – “Legal Matters”. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and remove any dividend obligations. The RealBiz designation was also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, the investment in equity securities, representing 44,470,101 shares of RealBiz Series A Preferred Stock, is recorded at $0 as of May 31, 2018 and February 28, 2018.

Note 4 – Acquisitions and Dispositions

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

On November 14, 2017, Monaker entered into a Purchase Agreement with Michael Heinze, Michael Kistner and Rebecca Dernbach whereby Monaker purchased the source code owned in connection with an alternative lodging platform for $75,000 in cash and 34,783 shares of restricted common stock with a market value of $5.75 per share and an aggregate value of $200,000 for a total acquisition price of $275,000. Michael Heinze, Michael Kistner and Rebecca Dernbach (the “Put Option Holders”) have the right to put the Shares back to Monaker after six months from the date of the Purchase Agreement for $125,000 in cash (i.e., May 13, 2018). On June 21, 2018, Monaker and the Put Option Holders entered into a Put Option Termination Agreement, whereby the Put Option Holders agreed to terminate the put option in consideration for $48,738, thus the common stock will not be put back to the Company.

Note 5 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The Line of Credit is now in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. The loan contains standard and customary events of default and no financial covenants. As of May 31, 2018 and February 28, 2018, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $0 and $14,507, respectively, for the three months ended May 31, 2018 and 2017.

As of May 31, 2018 and February 28, 2017, accrued interest is $0 and $0, respectively. Interest obligations on the line of credit are current.

Note 6 – Convertible Promissory Notes

The Company had a convertible promissory note totaling $0 as of May 31, 2018 and February 28, 2017, respectively, with an interest rate of 6% per annum, maturing December 17, 2017 and with a fixed conversion rate of $5.00 per share.

Interest expense charged to operations relating to this convertible promissory note was $0 and $45,000, respectively, for the three months ended May 31, 2018 and 2017.

As of May 31, 2018 and February 28, 2017, accrued interest is $0 and $0, respectively.

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

In August 2017, the Company issued 281,866 shares of common stock upon conversion of the $1,409,326 of principal amount of notes held by Mr. Wilton.

Note 7 – Deferred Gain

On August 31, 2017, we sold non-core assets for $2,900,000 (with a net book value of $0) which included our 71.5% membership interest in Voyages North America, LLC, our 10% ownership in Launch360 Media, Inc., rights to broadcast television commercials for 60 minutes every day on R&R TV network stations and our technology platform for Home & Away Club (as described in Note 2 and Note 4).

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (see Note 2). This amount has been recognized as a deferred gain of $1.6 million as of May 31, 2018.

The gain on the sale of the non-core assets and the sale of the right to own property (described above) is a deferred gain until it is probable that the note receivable will be collected. On July 2, 2018, the $2,900,000 promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. Also, on July 2, 2018, the $1,600,000 promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share.

Note 8 – Stockholders’ Equity (Deficit)

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

During the three months ended May 31, 2018, the Company:

●	Issued 4,390 shares of common stock value at $21,248 in connection with the anti-dilution provisions of the July 31, 2017, Common Stock and Warrant Purchase Agreement, pursuant to which the Company sold certain accredited investors an aggregate of 613,000 shares of our common stock and 613,000 warrants to purchase one share of common stock for $5.00 per unit.
●	Sold 147,000 shares of restricted common stock for $385,875 in proceeds in connection with the exercise of warrants.

The Company had 8,152,656 and 8,001,266 shares of common stock issued and outstanding as of May 31, 2018 and February 28, 2018, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of May 31, 2018 and February 28, 2018, and changes in such warrants outstanding for the three months ended May 31, 2018:

		Weighted
		Average Exercise
	Warrants	Price
Outstanding, February 28, 2018	1,118,941	$5.27
Warrants granted	—	$—
Warrants exercised/forfeited/expired	(147,000)	$(2.625)
Outstanding, May 31, 2018	971,941	$5.29
Common stock issuable upon exercise of warrants	971,941	$5.29

As of May 31, 2018, there were warrants to purchase 971,941 shares of common stock outstanding with a weighted average exercise price of $5.29 per share and weighted average life of 3.76 years. During the three months ended May 31, 2018, the Company did not grant any warrants.

Note 9 – Commitments and Contingencies

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

The current office lease terminated early on March 31, 2018, at the request of the landlord, without penalties to the Company. The Company has entered into a new contract for new office space, for a term of three years from April 15, 2018 through April 14, 2021. Monthly average rental costs for the periods ending February 28, 2019, 2020 and 2021 are $6,243, $6,461 and $6,744, respectively.

The rent for the three months ended May 31, 2018 and 2017 was $15,683 and $20,385, respectively.

Our future minimum rental payments through February 28, 2019 amount to $56,184.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28,	February 28,	February 28, 2021
	2019	2020	and thereafter	Totals
Leases	$56,184	$77,534	$10,171	$143,889
Other	51,167	3,150	—	54,317
Totals	$107,351	$80,684	$10,171	$198,206

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

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, Mcleod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs have since filed a response to. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST as described in greater detail above in Note 3.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On November 14, 2017, Monaker entered into a Purchase Agreement with Michael Heinze, Michael Kistner and Rebecca Dernbach whereby Monaker purchased the source code owned in connection with an alternative lodging platform for $75,000 in cash and 34,783 shares of restricted common stock with a market value of $5.75 per share and an aggregate value of $200,000 for a total acquisition price of $275,000. Michael Heinze, Michael Kistner and Rebecca Dernbach (the “Put Option Holders”) have the right to put the Shares back to Monaker after six months from the date of the Purchase Agreement for $125,000 in cash (i.e., May 13, 2018). On June 21, 2018, Monaker and the Put Option Holders entered into a Put Option Termination Agreement, whereby the Put Option Holders agreed to terminate the put option in consideration for $48,738.

As previously disclosed, the Company held various outstanding convertible promissory notes representing amounts owed to us by Bettwork, which totaled $5.25 million in principal amount due and payable.

Specifically, Bettwork owed the Company:

●	$750,000 representing amounts owed under a $750,000 promissory note originally provided to the Company by Crystal Falls Investments, LLC (“Crystal Falls” and the “$750,000 Note”), which debt was assumed by Bettwork on August 31, 2017, pursuant to an Assignment and Novation Agreement, which amount was due and payable pursuant to its terms on May 15, 2018, and was in default as of July 2, 2018;

●	$2.9 million under a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”) entered into on August 31, 2017, in connection with the acquisition by Bettwork of certain technology and assets from the Company. The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default; and

●	$1.6 million under a Secured Promissory Note (the “$1.6 Million Secured Note” and collectively with the $750,000 Note and $2.9 Million Secured Note, the “Bettwork Notes”), representing amounts Bettwork agreed to pay the Company in consideration for the acquisition, on May 31, 2018, of the ‘right to own’ 12 parcels of land on Long Caye, Lighthouse Reef, Belize.

All of the Bettwork Notes described above were convertible into shares of Bettwork’s common stock, at the Company’s option at a conversion price of $1.00 per share (the “Conversion Price”), unless, prior to the notes being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction.

Subsequent to May 31, 2018, the Company determined that the platform provided by XPO pursuant to the terms of the October 23, 2017 Platform Purchase Agreement (see Note 4 above) did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares on June 27, 2018 with a value of $1,039,500 for non-performance. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled.

On July 3, 2018, and effective as of July 2, 2018, the Company and Bettwork entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”), whereby the Company converted the $5,250,000 of principal amount owed under the Bettwork Notes into 7,000,000 shares of common stock of Bettwork at $0.75 per share. The Debt Conversion Agreement provided that the Bettwork Shares were issued in exchange for the Bettwork Notes and in consideration for the full retirement and payment in full thereof, with the Company forgiving any accrued and unpaid interest thereon, and not in connection with the conversion of the Bettwork Notes pursuant to their terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2018 found in our Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2018 are those that depend most heavily on these judgments and estimates. As of May 31, 2018, there had been no material changes to any of the critical accounting policies contained therein.

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest) and NextTrip Holdings, Inc. (100% interest).

In addition, unless the context otherwise requires and for the purposes of this report only:

●	”Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	”SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	”Securities Act” refers to the Securities Act of 1933, as amended.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2018.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the global vacation rental industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Overview

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate online marketplaces (described in greater detail below). We believe the most promising part of our business plan is the plan to incorporate alternative lodging rental units into our marketplaces while facilitating access to alternative lodging rentals to other distributors. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property owners and managers rent to the public on a nightly, weekly or monthly basis. NextTrip.com, one of our marketplaces, provides access to airline, car rental, lodgings and activities products and, it will soon (planned to be completed in or around July 2018) include our ALR offering which will unite travelers seeking ALRs located in countries around the world. Another one of our other marketplaces, Maupintour, provides concierge tours and activities at destinations. Currently our Maupintour and NextTrip online marketplaces (each as discussed in greater detail below) are operational, provided that such marketplaces do not currently allow for the booking of ALRs, which capability we plan to have in place in or around the end of July 2018.

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing large travel distributors via a business-to-business model (B2B), our ALR inventory, as well as providing direct to consumers both ALR products and auxiliary services so travelers can purchase vacations through NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com. Additionally, we plan to provide the most qualified platform to assist property owners and managers the means to broaden their distribution for booking their homes. The Company serves three major constituents: (1) property owners and managers, (2) travelers, and (3) other travel/lodging distributors. Once operational, which is planned to be completed in or around the end of July 2018, property owners and managers will provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers will provide us their properties, at a preferential rate for each booking and, in return, their properties will be listed for free as an available ALR on NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com (as well as with distributors). Travelers will be able to visit NextTrip.com, Maupintour.com or EXVG.com (and distributors) and search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

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

The platform is a licensed technology (described below) that through our proprietary technology, will allow our users to search large travel suppliers of alternative lodging inventories and present consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

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

The Company plans to sell its travel services through various distribution channels. The primary distribution channel will be through its B2B channel partners which includes sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own website at NextTrip.com, the NextTrip mobile application (“app”) and Nexttrip.Biz. Additionally we plan to offer specialty travel services via EXVG.com and Maupintour, targeting high touch inventory to customers through a toll-free telephone number designed to assist customers with complex or high- priced offerings.

Monaker’s core holdings include NextTrip.com, NextTrip.Biz, Maupintour.com and EXVG.com. NextTrip.com is the primary consumer website, where travel services and products are booked. The travel services and products include tours; activities/attractions; airline; hotel; and car rentals and where ALRs will be booked. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com is planned to be a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products will only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.Biz is targeted at small to midsized businesses offering them a customized travel solution for staff business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and the option for a “self-branded” website.

The Company owns an approximately 13% interest in RealBiz Media Group, Inc. (“RealBiz”) as of May 31, 2018 and February 28, 2018, which is represented by 44,470,101 RealBiz Series A Preferred Stock shares. This interest has been written down to zero ($0) as of February 28, 2015.

The Company is a Nevada corporation headquartered in Weston, Florida.

Sufficiency of Cash Flows

Because current cash balances and our projected cash generated from operations are not sufficient to meet our cash needs for working capital and capital expenditures, management intends to seek additional equity or obtain additional credit facilities. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2018, Compared to the Three Months Ended May 31, 2017

Revenues

Our total revenues decreased 52% to $74,732 for the three months ended May 31, 2018, compared to $156,046 for the three months ended May 31, 2017, a decrease of $81,314. The decrease in sales is mainly due to a decrease in the amount of travel trips being fulfilled for our luxury tour operations in the spring months that were booked prior to the three months ended May 31, 2018. These tour operations provide escorted and independent tours worldwide to upscale travelers.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues and selling and promotions expenses. Our operating expenses increased 7% to $955,549 for the three months ended May 31, 2018, compared to $895,126 for the three months ended May 31, 2017, an increase of $60,423. This increase was mainly attributable to the increase in general and administrative expenses, which increased $326,551 or 204.5%, to $486,215 for the three months ended May 31, 2018, compared to $159,664 for the three months ended May 31, 2017. This was due to a significant increase in amortization of website development and related intangibles for platforms that were placed in service as well as increases in investor relations, consultant fees and professional fees. The aforementioned increase was offset mainly by a decrease in cost of sales due to the decrease in tours being fulfilled and a decrease in salaries and benefits mainly due to a non-recurring stock bonus awarded to an officer and director of the Company in the prior period.

Other Income (Expenses)

Interest expense decreased 72% to $16,669 for the three months ended May 31, 2018, compared to $59,507 for the three months ended May 31, 2017, a decrease of $42,838, which is primarily due to the conversion of convertible promissory notes into common stock on August 22, 2017, as described in Note 6 to the consolidated financial statements included above.

Net Loss

We had a net loss $897,486 for the three months ended May 31, 2018, compared to a net loss of $798,587 for the three months ended May 31, 2017, an increase of $98,897 or 12%. The increase in net loss was primarily due to a decrease in revenue.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28,	February 28,	February 28, 2021
	2019	2020	and thereafter	Totals
Leases	$56,184	$77,534	$10,171	$143,889
Other	51,167	3,150	—	54,317
Totals	$107,351	$80,684	$10,171	$198,206

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Liquidity and Capital Resources

As of May 31, 2018, we had $659,120 of cash on-hand, a decrease of $945,294 from $1,604,414 at the start of fiscal 2018. The decrease in cash was due primarily to the payment of operating expenses and website development costs during the three months ended May 31, 2018.

As of May 31, 2018, the Company had total current liabilities of $6,146,743, consisting of a Line of Credit facility of $1,193,000 from Republic Bank, as described in Note 5 to the consolidated financial statements included above, accounts payable and accrued expenses of $230,353, other current liabilities of $223,390 and a deferred gain of $4,500,000. We anticipate that we will satisfy these amounts from proceeds derived from equity sales, warrant exercises and revenue generated from sales.

We had negative working capital of $842,172 as of May 31, 2018 and an accumulated deficit of $111,594,260.

Net cash used in operating activities was $1,000,276 for the three months ended May 31, 2018, compared to $979,191 for the three months ended May 31, 2017, an increase of $21,085. This increase was primarily due to no stock based compensation and consulting fees versus $386,480 and a decrease in accounts payable and accrued expenses of $117,773 offset by increases in and other current liabilities of $142,387, decreases of the settlement of the advisory agreement of $450,945 in the prior period and a current net loss of $897,486.

Net cash used in investing activities was $330,793 and $76,500 for the three months ended May 31, 2018 and 2017, respectively which was primarily the result of the capitalized website development costs.

Net cash provided by financing activities decreased $104,113 to $385,775 for the three months ended May 31, 2018, compared to $489,888, for the three months ended May 31, 2017. This decrease was primarily due to the net decrease of proceeds from the issuance of common stock and warrants of $360,000, which was offset by an increase of $255,887 from the proceeds of exercise of warrants.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2018, we had approximately $6.1 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Since our inception, we have funded our operations with the proceeds from the private equity financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

Recent Significant Funding Transactions

On March 1, 2018, we received $385,875 in proceeds from Pacific Grove Capital LP, a greater than 10% shareholder of the Company (“Pacific”), and issued 147,000 shares of common stock in connection with the exercise of warrants to purchase 147,000 shares of common stock by Pacific, pursuant to a First Amendment to Warrant.

As a result of the reduction in the exercise price of Pacific warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Common Stock and Warrant Purchase Agreement entered into between the Company and the purchasers named therein dated July 31, 2017 (the “Purchase Agreement”) including Pacific, was triggered. The purchasers were issued a total of 4,390 shares of the Company’s common stock valued at $21,248 in connection with the anti-dilution rights contained in the Purchase Agreement.

On June 27, 2018, the Company cancelled 140,000 shares of restricted common stock at a value of $1,039,500 for non-performance pursuant to the terms of the Platform Purchase Agreement.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of May 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of May 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, Mcleod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs have since filed a response to. We believe the claims asserted in the lawsuit are without merit and intend to vigorously defend ourselves against the claims made in the lawsuit. The Company has no basis for determining whether there is any likelihood of material loss associated with the claims and/or the potential and/or the outcome of the litigation.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder and AST for the dismissal with prejudice of the following lawsuits: Case Number 1:16- cv-61017-FAM; Case No.: CACE-16-019818; Case No.: 16-24978-CIV- GRAHAM; Case No.: C.A 2017-0189; Case No.: 2017-0351 and Case No.: 2017-0189-JRS. As part of the Settlement Agreement, Monaker agreed to pay NestBuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by NestBuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock) and remove any dividend obligations. The RealBiz designation is also amended to provide us with anti-dilution protection below $0.05 per share. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2018, filed with the Commission on June 13, 2018, under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 28, 2018, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We are not currently in compliance with the Nasdaq Capital Market’s continued listing standards.

On June 19, 2018, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Annual Report on Form 10-K for the period ended February 28, 2018, the Company reported stockholders’ equity of $1,204,400, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this Report, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rule 5550(b) requiring either (i) a market value of listed securities of at least $35,000,000; or (ii) net income from continuing operations of $500,000 during the last completed fiscal year or in two of the last three fiscal years. This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market.

Nasdaq gave the Company until July 3, 2018 (subsequently extended to July 11, 2018) to submit to Nasdaq a plan to regain compliance, which letter was timely submitted. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of Nasdaq’s letter to evidence compliance.

The Company is currently evaluating various courses of action to regain compliance with the minimum stockholders’ equity requirement. The Company is confident that it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is and the Company does not regain compliance within 180 days from the date of Nasdaq’s letter, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Upon delisting we would also be ineligible to use Form S-3 for the sale of securities. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2018 the Company issued the following unregistered securities:

Warrant Exercise

●	On March 1, 2018, we received $385,875 in proceeds and issued Pacific Grove Capital LP, a greater than 10% shareholder of the Company, 147,000 shares of common stock in connection with the exercise of warrants to purchase 147,000 shares of common stock pursuant to the terms of a First Amendment to Warrant.

Other

●	As a result of the reduction in the exercise price of Pacific warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement entered into between the Company and the purchasers named therein dated July 31, 2017 (the “Purchase Agreement”) and the Purchaser was triggered. The purchasers were issued a total of 4,390 shares of the Company’s common stock valued at $21,247.60, in connection with such anti-dilutive rights.

●	On May 31, 2018 effective February 28, 2018, Monaker and A-Tech entered into a First Amendment to the Purchase Agreement, to amend the terms of the Purchase Agreement to (a) provide for the acquisition by Monaker of a ‘right to own’ the Property instead of the ownership of the Property itself, as the title to the Property had not been legally transferred as of such date, which ‘right to own’ had an exercise price of $0 and was transferrable and exercisable by the Company at any time, (b) terminate the Construction Obligation, and (c) to correct certain inaccuracies in the original agreement. The First Amendment also required A-Tech to return 210,632 shares of common stock to Monaker for cancellation and were cancelled for non-performance. The First Amendment to the Purchase Agreement had an effective date of November 21, 2017.

Subsequent to May 31, 2018, and through the filing date of this report, the Company issued the following unregistered securities:

Consulting Agreements

●	On June 27, 2018, the Company cancelled 140,000 shares of restricted common stock with a value of $1,039,500 for non-performance pursuant to the terms of the Platform Purchase Agreement.

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

Subsequent to May 31, 2018, the Company determined that the platform provided by XPO pursuant to the terms of the October 23, 2017 Platform Purchase Agreement (see Note 4 of the consolidated financial statements above) did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares effective on June 28, 2018. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended May 31, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

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

MONAKER GROUP, INC.

Date: July 16, 2018	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 16, 2018	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

Incorporated By Reference

Exhibit No.	Description		Filed or Furnished Herewith	Form	Exhibit	Filing Date/Date of Report	File No.
10.1	First Amendment to Warrant dated March 1, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP			8-K	10.1	3/5/2018	000-52669
10.2	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC			8-K	10.3	6/6/2018	000-52669
10.3	Right to Own Acquisition Agreement dated May 31, 2018, by and between Monaker Group, Inc. and Bettwork Industries, Inc.			8-K	10.4	6/6/2018	000-52669
10.4	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries, Inc. to Monaker Group, Inc.			8-K	10.5	6/6/2018	000-52669
10.5	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018			8-K	10.1	7/6/2018	000-52669
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
*	Filed herewith.
**	Furnished herewith.

