Form 10-Q
period 2018-08-31
Monaker Group, Inc.
filed 2018-10-15
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of October 10, 2018, there were 9,100,956 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	August 31	February 28,
	2018	2018

Assets
Current Assets
Cash	$28,375	$1,604,414
Prepaid expenses and other current assets	100,496	37,857
Security deposits	33,529	15,000
Total current assets	162,400	1,657,271

Investment in unconsolidated affiliate	4,900,000	—
Note receivable, net	—	2,900,000
Website Development costs and intangible assets, net	1,979,981	1,274,453
Total assets	$7,042,381	$5,831,724

Liabilities and Stockholders' Deficit
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	302,439	428,120
Other current liabilities	170,648	106,204
Promissory notes - related party	520,000	—
Total current liabilities	2,186,087	1,727,324

Deferred gain	—	2,900,000
Total liabilities	2,186,087	4,627,324

Commitments and contingencies

Stockholders' equity
Common stock, $0.00001 par value; 500,000,000 shares authorized; 8,035,956 and 8,001,266 shares issued and outstanding at August 31, 2018 and February 28, 2018, respectively	80	80
Additional paid-in-capital	111,301,724	111,901,094
Accumulated deficit	(106,445,510)	(110,696,774)
Total stockholders' equity	4,856,294	1,204,400
Total liabilities and stockholders' equity	$7,042,381	$5,831,724

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	August 31,	August 31,	August 31	August 31
	2018	2017	2018	2017

Revenues
Travel and commission revenues	$198,307	$112,798	$273,039	$268,844
Total revenues	198,307	112,798	273,039	268,844

Operating expenses
General and administrative	279,196	493,789	765,411	715,820
Salaries and benefits	331,792	397,264	692,808	1,005,453
Stock-based compensation	8,156	406,190	8,156	343,823
Technology and development	134,299	318,296	146,702	318,296
Cost of revenues	156,346	79,580	213,457	190,497
Selling and promotions expense	15,024	12,246	53,828	28,602
Total operating expenses	924,813	1,707,365	1,880,362	2,602,491

Operating loss	(726,506)	(1,594,567)	(1,607,323)	(2,333,647)

Other income (expense)
Interest expense	(18,044)	(105,997)	(34,713)	(165,504)
Loss on legal settlement	(46,200)	—	(46,200)	—
Interest income	—	150	—	150
Valuation gain, net	689,500	—	689,500
Gain on sales of assets	5,250,000	—	5,250,000	—
Total other income (expense)	5,875,256	(105,847)	5,858,587	(165,354)

Net income (loss)	$5,148,750	$(1,700,414)	$4,251,264	$(2,499,001)

Weighted average number of common shares outstanding
Basic	8,063,896	5,358,489	8,107,840	4,943,649
Diluted	8,063,896	5,358,489	8,107,840	4,943,649

Basic net loss per share	$0.64	$(0.32)	$0.53	$(0.51)

Diluted net loss per share	$0.64	$(0.32)	$0.53	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended August 31, 2018 and 2017

(Unaudited)

	For the six months ended
	August 31,	August 31,
	2018	2017

Cash flows from operating activities:
Net income (loss) applicable to Monaker Group, Inc.	$4,251,264	$(2,499,001)

Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation and consulting fees	8,155	343,824
Amortization of intangibles and depreciation	140,772	70,385
Valuation gain, net	(689,500)	—
Gain on sale of assets	(5,250,000)	—
Loss on settlement	46,200	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(62,639)	(51,280)
Decrease in security deposits	(18,529)	—
(Decrease) increase in accounts payable and accrued expenses	(125,681)	1,538
Increase (decrease) in other current liabilities	64,444	(14,914)

Net cash used in operating activities	$(1,635,514)	$(2,149,448)

Cash flows from investing activities:
Payment related to website development costs	(846,300)	(76,500)

Net cash used in investing activities	$(846,300)	$(76,500)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	3,048,433
Proceeds from exercise of common stock warrants	385,775	139,888
Proceeds from shareholder loans	520,000	—

Net cash provided by financing activities	$905,775	$3,188,321

Net increase in cash	$(1,576,039)	$962,373

Cash at beginning of period	$1,604,414	$1,007,065

Cash at end of period	$28,375	$1,969,438

Supplemental disclosure:
Cash paid for interest	$18,044	$120,504

Supplemental disclosure of non-cash investing and financing activity:
Shares/warrants issued for conversion of debt to equity	$—	$1,409,319
Issuance of note receivable	$1,600,000	$—
Conversion of notes receivable to investment	$5,250,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate online marketplaces (described in greater detail below). We believe the most promising part of our business plan is the plan to incorporate alternative lodging rental units into our marketplaces while facilitating access to alternative lodging rentals to other distributors. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property owners and managers rent to the public on a nightly, weekly or monthly basis. NextTrip.com and NextTrip.biz, two of our marketplaces, provide access to airline, car rental, lodgings and activities products and, includes our ALR offering which unites travelers seeking ALRs located in countries around the world. Another one of our marketplaces, Maupintour.com, provides concierge tours and activities at destinations and our other marketplace, EXVG.com, provides our high-end ALR offering. Our online marketplaces are discussed in greater detail below.

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing large travel distributors via a business-to-business model (B2B), our ALR inventory, as well as providing both ALR products and auxiliary services direct to consumers, so travelers can purchase vacations through NextTrip.com, NextTrip.biz, Maupintour.com, or EXVG.com. Additionally, we plan to provide the most qualified platform to assist property owners and managers the means to broaden their distribution for booking their homes. The Company serves three major constituents: (1) property owners and managers, (2) travelers, and (3) other travel/lodging distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential rate for each booking, and in return, their properties are listed for free as an available ALR on NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com (as well as with distributors) where travelers are able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

Monaker is a technology driven Travel Company which has identified and sourced ALR products which it converts into instantly bookable products; this is its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as other distributors. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, and other travel products such as sightseeing tours, shows and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In February 2018, the Company introduced its new travel platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

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

The Company plans to sell its travel services through various distribution channels. The primary distribution channel will be through its B2B channel partners which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own website at NextTrip.com, the NextTrip mobile application (“app”) and Nexttrip.biz. Additionally we plan to offer specialty travel services via EXVG.com and Maupintour, targeting high touch inventory to customers through a toll- free telephone number designed to assist customers with complex or high-priced offerings.

Monaker’s core holdings include NextTrip.com, NextTrip.biz, Maupintour.com and EXVG.com. NextTrip.com is the primary consumer website, where travel services and products are booked. The travel services and products include tours; activities/attractions; airlines; hotels; and car rentals and where ALRs will be booked. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com is a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.biz is targeted at small to midsized businesses offering them a customized travel solution for business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and the option for a “self-branded” website.

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

The results of operations for the six months ended August 31, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2019.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at August 31, 2018 and February 28, 2018.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the six months ended August 31, 2018 and August 31, 2017. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $140,772 and $70,385 during the six months ended August 31, 2018 and 2017, respectively. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018. On May 31, 2018, the Company’s right to purchase land was sold for a promissory note in the amount of $1,600,000 and a deferred gain of $1,600,000 was reserved against the promissory note. On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork Industries, Inc. (“Bettwork”) common stock at $0.75 per share and the gain of $1,600,000 was realized.

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

The Company did not have exposure to derivative liabilities and the Company did not have exposure to embedded conversion options as those instruments were converted to equity positions by the note-holder. There are no derivative liabilities as of August 31, 2018 and February 28, 2018.

The Company has $-0- convertible promissory notes that include embedded conversion options at August 31, 2018 and February 28, 2018.

Going Concern

As of August 31, 2018, and February 28, 2018, the Company had an accumulated deficit of $106,445,510 and $110,696,774, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As of August 31, 2018, the Company had negative working capital of $2,023,687, and for the six months ended August 31, 2018, had net income of $4,251,264 and cash used in operations of $1,635,514.

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2018, we had $2,186,087 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. We adopted the requirements of the new standard effective March 1, 2018 and used the modified retrospective adoption approach.

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

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts, as of August 31, 2018 and February 28, 2018 is presented in the accompanying condensed consolidated balance sheets.

Deferred revenue and deferred cost of sales

Deferred revenue consists primarily of the transaction price allocated to performance obligations that are recognized on a point in time basis. Billings associated with such items are typically completed upon the transfer of control of promised products or services have been transferred to the customer at the earliest of the customer travel date or the expiration of a cancellation date. Deferred costs primarily refer to fees for the purchase of travel or tours from other travel vendors. Deferred revenue also consists of advance payments from customers for uncompleted contracts.

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

Note 2 – Note Receivable

Current

Conversion of $750,000 Promissory Note Into 1,000,000 Common Stock Shares of Bettwork Industries, Inc.

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement with Crystal Falls Investments, LLC (“Crystal Falls”), for the sale of its 51% membership interest in Name Your Fee, LLC, in exchange for a Promissory Note, maturing on May 15, 2018, in the amount of $750,000 (the “Name Your Fee Note”). The Name Your Fee Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and was to be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Name Your Fee Note contains standard and customary events of default. The principal amount of the note was due on May 15, 2018 and was in default.

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allows us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. On July 2, 2018, this promissory note was exchanged for 1,000,000 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Name Your Fee Note as of August 31, 2018 and February 28, 2018 is $0 and $750,000, respectively, and, an allowance for bad debt of $750,000 (i.e., 100%) was reserved against the Name Your Fee Note as of February 28, 2018; this amount was recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the reserve of $750,000 was reversed and recognized in net income as Other income, Gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Non-current

Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries, Inc

On November 21, 2017, we entered into a Purchase Agreement and an addendum thereto (the “Purchase Addendum”) with A-Tech LLC (“A-Tech”) on behalf of its wholly-owned subsidiary Parula Village Ltd. (“Parula”) whereby we purchased from A-Tech, through Parula, ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. As part of the same consideration, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); and the agreement provided that if the vacation rental residences were not completed within the 270 days, Monaker would cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. Additionally, in the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction was less than $6.25 per share, Monaker was required to issue additional shares of restricted common stock such that the value of the shares issued to A-Tech totaled $1.5 million. On February 20, 2018 (the first business day following the 90th day after the closing), Monaker issued an additional 66,632 shares of common stock at $4.80 per share, for a total of $319,834, to meet the 90-day look-back provision for a guaranteed purchase price of $1.5 million.

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of August 31, 2018 and February 28, 2018 is $0 and $0, respectively. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as Other income, Gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Non-current (Cont.)

Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries, Inc

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of August 31, 2018 and February 28, 2018, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of August 31, 2018 and February 28, 2018 is $0 and $2,900,000, respectively, and, an allowance of $2,900,000 (i.e., 100%) has been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as Other income, Gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Equity Instruments

44,470,101 shares of RealBiz Media Group, Inc. (“RealBiz”) Series A Preferred Stock and 49,411 shares of Nestbuilder.com Corporation (“Nestbuilder”) Common Stock

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2018, Monaker owned 44,470,101 shares of RealBiz Media Group, Inc. (“RealBiz”) Series A Preferred Stock and, as of February 28, 2017, Monaker owned 44,470,101 shares of RealBiz Series A Preferred Stock and 10,359,890 shares of RealBiz common stock. This interest was been written down to zero ($0) as of February 28, 2015.

On November 16, 2016, RealBiz notified Monaker that the Board of Directors of RealBiz voted to cancel and retire all issued and outstanding shares of RealBiz Preferred Stock and all but 1,341,533 shares of common stock of RealBiz held by Monaker. On January 18, 2017, RealBiz unilaterally cancelled all shares of common stock of RealBiz held by Monaker. RealBiz’s announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of RealBiz’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978- DLG), seeking damages and injunctive and declaratory relief, arising from RealBiz’s declared cancellation and retirement of the shares.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with RealBiz, including Case No.: 1:16-cv-24978-DLG, as described in greater detail below under “Note 10 - Commitments and Contingencies” – “Legal Matters”. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and remove any dividend obligations. The RealBiz designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of RealBiz Series A Preferred Stock, is recorded at $0 as of August 31, 2018 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of August 31, 2018 and February 28, 2018.

7,000,000 shares of Bettwork Industries, Inc. Common Stock

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in Note 2 – Note Receivable), which were entered into with Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”. On August 31, 2018, the shares of Bettwork’s common stock were trading at $0.70 per share which reduced the fair value of the shares of Bettwork to $4,900,000 and caused a fair value loss of $350,000 to be realized pursuant to ASC Topic 321 Investments – Equity Securities (ASC 321). ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. The change in fair value of $350,000 is recognized in net income as Other income, Valuation gain, net, as a valuation loss. As of August 31, 2018, Bettwork has 37,682,256 shares of common stock outstanding and we own an 18.6% in Bettwork.

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

The investment in the XPO platform included a platform and API to be delivered to Monaker by November 17, 2017. The 200,000 share purchase price included 140,000 shares for granting Monaker exclusivity for all travel sales on the platforms of all of XPO’s clients. Monaker was granted a 180 day review period for performance of the platform (through May 16, 2018) and if Monaker concluded, at its sole discretion, that the platform did not perform as expected, Monaker could serve notice to cancel travel exclusivity and only maintain exclusivity in the Alternative Lodging Rental (ALR) category by reducing the number of shares due under the Platform Purchase Agreement to 60,000 shares (i.e., cancelling 140,000 of the Shares). The platform, as contracted with XPO, was delivered and it was continuously upgraded by XPO through May 16, 2018. However, the platform did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares on June 29, 2018. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled. Although the 140,000 shares had not been cancelled as of February 28, 2018, due to agreement to cancel the travel exclusivity shares and the failure to connect Monaker’s ALR products to XPO, Monaker reserved 100% of the investment (i.e., 200,000 shares valued at $1,485,000) retroactively to February 28, 2018, and recognized an impairment loss as of February 28, 2018 and reduced the value of the asset to $0 as of February 28, 2018.

On June 28, 2018, the travel exclusivity shares were cancelled and $1,039,000 of equity was recovered from cancelling such 140,000 shares. Since the impairment cannot be restored and the asset has already been reduced to $0, a valuation gain of $1,039,000 is realized for the value recovered (ASC 360-10-35-40) in net income as Other income, Valuation gain, net.

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

Note 5 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The replacement extended the due date of the Line of Credit to September 15, 2018. On September 15, 2018, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The Line of Credit remains at $1.2 million, which borrowed amount was due and payable by us on September 15, 2019. On September 28, 2018, we entered into a line of credit with Republic which replaced our prior line of credit, to extend the due date thereof to September 15, 2019. The line of credit provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018. The loan contains standard and customary events of default and no financial covenants. As of August 31, 2018 and February 28, 2018, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $34,713 and $30,256, respectively, for the six months ended August 31, 2018 and 2017.

As of August 31, 2018 and February 28, 2017, accrued interest is $0 and $0, respectively. Interest obligations on the line of credit are current.

Note 6 – Promissory Notes - Related Party

On July 28, 2018, Monaker borrowed $200,000 from the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and a member of the Board of Directors of the Company (the “Monaco Trust”). The loan is evidenced by a Promissory Note in the amount of up to $300,000 (the “Monaco Trust Note”). The amount owed pursuant to the Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Monaco Trust Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On August 23, 2018, Monaker borrowed $300,000 from the Monaco Trust. The loan is evidenced by a Promissory Note in the amount of $300,000 (the “2nd Monaco Trust Note”). The amount owed pursuant to the 2nd Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The 2nd Monaco Trust Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On August 14, 2018, William Kerby, the Chief Executive Officer of the Company loaned the Company $20,000, which was evidenced by a Promissory Note dated August 14, 2018. The loan is evidenced by a Promissory Note in the amount of $20,000 (the “Kerby Note”). The amount owed pursuant to the Kerby Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Kerby Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

Note 7 – Deferred Gain

On August 31, 2017, we sold non-core assets for $2.9 million (with a net book value of $0) which included our 71.5% membership interest in Voyages North America, LLC, our 10% ownership in Launch360 Media, Inc., rights to broadcast television commercials for 60 minutes every day on R&R TV network stations and our technology platform for Home & Away Club (as described in Note 2 and Note 4).

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (see Note 2). This amount has been recognized as a deferred gain of $1.6 million as of May 31, 2018.

The gain on the sale of the non-core assets and the sale of the right to own property (described above) is a deferred gain until it is probable that the note receivable will be collected. On July 2, 2018, the $2.9 million promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. Also, on July 2, 2018, the $1.6 million promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share.

The deferred gains of $1.6 million and $2.9 million, respectively, were realized on July 2, 2018 and included in net in net income as Other income, Gain on sales of assets.

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

All Series A, B, C and D Preferred Stock shares have been retired. There are no outstanding Series A, B, C, and D Preferred Stock shares.

Common Stock

On February 6, 2018, the Board of Directors of the Company approved a 1-for-2.5 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Company’s majority stockholders, effective on September 13, 2017, via a written consent to action without a meeting, provided the Board of Directors authority to affect a reverse stock split of the Company’s outstanding common stock in a ratio of between one-for-one and one-for-four, in their sole discretion, without further stockholder approval, by amending the Company’s Articles of Incorporation, at any time prior to the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders (the “Stockholder Authority”). The Reverse Split was affected and approved by the Board of Directors pursuant to the Stockholder Authority. Effective on February 8, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to effect the 1-for-2.5 Reverse Split, which was effective on February 12, 2018.

During the six months ended August 31, 2018, the Company:

●	Issued 4,390 shares of common stock valued at $0 in connection with the anti-dilution provisions of the July 31, 2017, Common Stock and Warrant Purchase Agreement, pursuant to which the Company sold certain accredited investors an aggregate of 613,000 shares of our common stock and 613,000 warrants to purchase one share of common stock for $5.00 per unit.
●	Sold 147,000 shares of restricted common stock for $385,875 in proceeds in connection with the exercise of warrants.
●	Issued 3,300 shares of common stock valued at $8,156 for consulting services.
●	Issued 20,000 shares of common stock valued at $46,200 via a settlement agreement.
●	Canceled and retired 140,000 shares of common stock valued at $1,039,500 due to non-performance pursuant to the terms of a Platform Purchase Agreement.

The Company had 8,035,956 and 8,001,266 shares of common stock issued and outstanding as of August 31, 2018 and February 28, 2018, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of August 31, 2018 and February 28, 2018, and changes in such warrants outstanding for the six months ended August 31, 2018:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2018	1,118,941	$5.27
Warrants granted	—	$—
Warrants exercised/forfeited/expired	(207,000)	$(3.75)
Outstanding, August 31, 2018	911,941	$5.14
Common stock issuable upon exercise of warrants	911,941	$5.14

As of August 31, 2018, there were warrants to purchase 911,941 shares of common stock outstanding with a weighted average exercise price of $5.14 per share and weighted average life of 3.87 years. During the six months ended August 31, 2018, the Company did not grant any warrants.

Note 9 – Commitments and Contingencies

The Company leases its office space under non-cancellable operating leases. In accordance with the terms of its prior office space lease agreement, the Company rented commercial office space, for a term of three years from January 1, 2016 through December 31,

2018. Contracted monthly rental costs for calendar years 2016, 2017 and 2018 were $6,500, $6,695 and $6,896, respectively. The rent for the years ended February 28, 2018 and February 28, 2017 was $79,864 and $79,665, respectively. This office lease was terminated early on March 31, 2018, at the request of the landlord, without penalties to the Company.

Thereafter, the Company entered into a contract for new office space, for a term of three years from April 15, 2018 through April 14, 2021. Monthly average rental costs for the periods ending February 28, 2019, 2020 and 2021 are $6,243, $6,461 and $6,744, respectively.

The rent for the six months ended August 31, 2018 and 2017 was $33,410 and $40,470, respectively. Our future minimum rental payments through February 28, 2019 amount to $37,456.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2019	February 28, 2020	February 28, 2021 and thereafter	Totals
Leases	$37,456	$77,534	$91,107	$206,097
Other	31,434	642	—	32,076
Totals	$68,890	$78,176	$91,107	$238,173

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

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, McLeod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs have since filed a response to. On September 26, 2018, the parties amicably resolved the matter, resulting in the plaintiffs voluntarily dismissing the lawsuit with prejudice as reflected by a Final Order of Dismissal of the court on such date.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On September 4, 2018, we borrowed the remaining $100,000 balance on the $300,000 Promissory Note (described in Note 6 – Promissory Notes - Related Party) which was entered into on July 28, 2018, with the Monaco Trust. The loan is evidenced by a Promissory Note in the amount of up to $300,000. The amount owed pursuant to the Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Monaco Trust Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On September 1, 2018, the Company entered into an Investor Relations Agreement. Under this agreement, the consultant received 150,000 shares of restricted common stock (fully-earned on September 1, 2018), valued at $315,000, in consideration for investor relations services through October 15, 2019. The shares have piggyback registration rights.

On September 15, 2018, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The Line of Credit remains at $1.2 million, which borrowed amount is due and payable by us on September 15, 2019

On September 17, 2018, and effective August 1, 2018, the Company entered into a six-month Consulting Agreement. Pursuant to the agreement we issued 10,000 shares of restricted common stock, valued at $22,500.

Through September 25, 2018, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), has advanced the Company $254,000 to meet operating and capital expenses. The advances were repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On September 26, 2018, the parties to our then pending class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ), amicably resolved the matter, resulting in the plaintiffs voluntarily dismissing the lawsuit with prejudice as reflected by a Final Order of Dismissal of the court on such date.

On September 28, 2018, we entered into a line of credit with Republic which replaced our prior line of credit, to extend the due date thereof to September 15, 2019. The line of credit provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018.

Registered Offering

Summary of Offering

On September 28, 2018, we entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Investors” and the “Securities Purchase Agreement”), in connection with the sale by the Company to the Investors of 905,000 shares of common stock (the “Shares”) at a purchase price of $2.10 per share (an aggregate of $1,900,500 in gross proceeds) (the “Offering”). Additionally, for each share of common stock purchased by an Investor, such Investor was to receive from the Company a registered warrant to purchase eight-tenths of a share of common stock (warrants to purchase 724,000 shares of common stock in aggregate)(the “Warrants”, and collectively with the Shares, the “Securities”). The warrants have an exercise price of $2.85 per share and expire five years from the date of issuance. Each Investor agreed to purchase 452,500 Shares and 362,000 Warrants in the Offering.

Roth Capital Partners, LLC, served as sole placement agent for the transaction. After the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $1.7 million.

The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital and other general and administrative purposes, and to repay certain outstanding indebtedness.

Securities Purchase Agreement

The Securities Purchase Agreement contains customary representations, warranties and covenants for transactions of similar nature and size, including certain indemnification rights we have provided to the Investors and their agents.

The transactions contemplated by the Securities Purchase Agreement and the sale of the securities closed on Tuesday, October 2, 2018.

Pursuant to the Securities Purchase Agreement, until the twelve (12) month anniversary of the closing date of the sale of the Securities, October 2, 2018 (the “Closing Date”), upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (i.e., securities convertible or exercisable for common stock), for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), we agreed to provide each Investor a right to participate in an amount of up to 35% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing, subject to terms and conditions of the Securities Purchase Agreement. The participation rights do not apply to any Exempt Issuance (defined below).

We also agreed pursuant to the Securities Purchase Agreement, that (a) for a period of 90 days after the Closing Date, that neither the Company nor any subsidiary of the Company would issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents; and (b) for the period of time that the Warrants are outstanding, we would be prohibited from issuing or agreeing to issue any variable rate securities. Notwithstanding the above, we are not prohibited from issuing or granting Exempt Issuances pursuant to the restriction described in (a) above.

“Exempt Issuance” means the issuance of (a) shares of common stock or options to employees, consultants, officers or directors of the Company pursuant to (i) any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose for services rendered to the Company; or (ii) the approval of a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose for services rendered to the Company, with shareholder approval where applicable under the rules of any trading market, provided that any such issuances to consultants and pursuant to clause (ii) above shall be limited to 200,000 shares (subject to adjustment for forward and reverse stock splits and the like), in the aggregate, during any 12 month calendar period, provided further, that such securities are issued as “restricted securities” (as defined in Rule 144) and carry no registration rights that require or permit the filing of any registration statement in connection therewith during the ninety days following the Closing Date (collectively, the “Restricted Issuance Requirements”), (b) securities upon the exercise or exchange of or conversion of any securities issued under the Securities Purchase Agreement and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on the date the Securities Purchase Agreement was entered into, provided that such securities are not amended to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities (other than in connection with stock splits or combinations) or to extend the term of such securities, and (c) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, subject to the Restricted Issuance Requirements, and provided that any such issuance shall only be to an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities, each as described in greater detail in the Securities Purchase Agreement.

Warrants

Each Warrant has an exercise price of $2.85 per share.  The Warrants are exercisable beginning any time after the grant date (October 2, 2018) and ending five years following the date of grant (October 2, 2023).  The Warrant holders are entitled to a “cashless exercise” option if, at any time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of common stock issuable upon exercise of the Warrants.

The exercise price and number of shares of common stock issuable upon exercise of the Warrants are automatically adjusted in the event of a forward or reverse stock split, our declaration of a stock dividend payable in shares of common stock or other securities or other property and reclassifications of common stock. Additionally, upon the occurrence of a Fundamental Transaction (defined below) then, upon any subsequent exercise of the Warrant, the holder is to receive, at the option of the holder, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the holder is given the same choice as to the Alternate Consideration it receives upon any exercise of the Warrant following such Fundamental Transaction. Subject to the terms of the Warrant, in the event of a Fundamental Transaction, the Company or any successor entity is required, at the holder’s option, to purchase the Warrant by paying to the holder an amount of cash equal to the Black Scholes Value of the remaining unexercised portion of the Warrant, as calculated as provided in the warrant agreement; provided, however, if the Fundamental Transaction is not within the Company’s control, the holder is only entitled to receive from the Company or any successor entity, the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Warrant, that is being offered and paid to the holders of common stock of the Company in connection with the Fundamental Transaction.

“Fundamental Transaction” means (i) a merger or consolidation of the Company with or into another person, (ii) the sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of its assets of the Company, (iii) any, direct or indirect, purchase offer, tender offer or exchange offer is completed pursuant to which holders of common stock are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding common stock of the Company, (iv) the Company, directly or indirectly, in one or more related transactions effects any reclassification, reorganization or recapitalization of its common stock or any compulsory share exchange pursuant to which its common stock is effectively converted into or exchanged for other securities, cash or property, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination with another person or group of persons whereby such other person or group acquires more than 50% of the outstanding shares of common stock of the Company.

The exercise of the Warrants is subject to a beneficial ownership limitation, which prohibits the exercise thereof, if upon such exercise the holder would hold 4.99% (9.99% for one of the Investors) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Warrant held by the applicable holder, provided that the holders may increase or decrease the beneficial ownership limitation upon not less than 61 days’ prior notice to the Company, but in no event will such beneficial ownership exceed 9.99%.

If we fail for any reason to deliver shares of common stock upon the valid exercise of the Warrants, subject to our receipt of a valid exercise notice and the aggregate exercise price, by the time period set forth in the Warrants, we are required to pay the applicable holder, in cash, as liquidated damages and not as a penalty, for each $1,000 of shares subject to such exercise (as calculated in the Warrant), $10 per trading day (increasing to $20 per trading day on the fifth trading day after such liquidated damages begin to accrue) for each trading Day that such shares are not delivered. The Warrants also include customary buy-in rights in the event we fail to deliver shares of common stock upon exercise thereof within the time periods set forth in the Warrant.

The Warrants also include anti-dilution rights, which provide that if at any time the Warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be less than $0.57 per share.

Placement Agent Agreement

As discussed above, Roth Capital Partners, LLC (the “Placement Agent”) served as sole placement agent for the offering pursuant to a placement agency agreement (the “Placement Agency Agreement”) between the Company and the Placement Agent dated September 28, 2018. The Placement Agency Agreement contains customary representations, warranties, and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Placement Agent, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties and termination provisions.

Pursuant to the terms of the Placement Agreement, in consideration for its placement agent services the Company paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds received by the Company in the Offering ($133,035), in addition to payment to the Placement Agent of $55,000 of expenses.

The offer and sale of the Shares and Warrants were made pursuant to the Company’s shelf registration statement on Form S-3 (SEC File No. 333-224309), which was declared effective by the Commission on July 2, 2018 (the “Shelf Registration Statement”), and a prospectus supplement thereto, which the Company filed on Tuesday, October 2, 2018, prior to the closing.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2018 are those that depend most heavily on these judgments and estimates. As of August 31, 2018, there had been no material changes to any of the critical accounting policies contained therein.

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

Overview

Monaker Group, Inc. and its subsidiaries operate online marketplaces (described in greater detail below). We believe the most promising part of our business plan is the incorporation of alternative lodging rental units into our marketplaces while facilitating access to alternative lodging rentals to other distributors. Alternative lodging rentals (ALRs) are whole unit vacation homes or timeshare resort units that are fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property owners and managers rent to the public on a nightly, weekly or monthly basis. NextTrip.com and NextTrip.biz, two of our marketplaces, provide access to airline, car rental, lodgings and activities products and, includes our ALR offering which will unite travelers seeking ALRs located in countries around the world. Another one of our marketplaces, Maupintour.com, provides concierge tours and activities at destinations and our other marketplace, EXVG.com, provides our high-end ALR offering. Our online marketplaces are discussed in greater detail below.

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing large travel distributors via a business-to-business model (B2B), our ALR inventory, as well as providing both ALR products and auxiliary services directly to consumers, so travelers can purchase vacations through NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com. Additionally, we plan to provide the most qualified platform to assist property owners and managers the means to broaden their distribution for booking their homes. The Company serves three major constituents: (1) property owners and managers, (2) travelers and (3) other travel/lodging distributors. Property owners and managers provide detailed listings of their properties to the Company with the goal of reaching a broad audience of travelers seeking ALRs. The property owners and managers provide us their properties, at a preferential rate for each booking and, in return, their properties are listed for free as an available ALR on NextTrip.com, NextTrip.biz, Maupintour.com or EXVG.com (as well as with distributors) where travelers will be able to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

Monaker is a technology driven Travel Company which has identified and sourced ALR products and which it converts into instantly bookable products; this is its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as other distributors. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

Summary

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, and other travel products such as sightseeing tours, shows and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In February 2018, the Company introduced its new travel platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a licensed technology (described below) that through our proprietary technology, allows our users to search large travel suppliers of alternative lodging inventories and present consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

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

The Company plans to sell its travel services through various distribution channels. The primary distribution channel will be through its B2B channel partners which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own website at NextTrip.com, the NextTrip mobile application (“app”) and Nexttrip.biz. Additionally we plan to offer specialty travel services via EXVG.com and Maupintour, targeting high touch inventory to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings.

Monaker’s core holdings include NextTrip.com, NextTrip.biz, Maupintour.com and EXVG.com. NextTrip.com is the primary consumer website, where travel services and products are booked. The travel services and products include tours; activities/attractions; airlines; hotels; and car rentals and where ALRs will be booked. Maupintour complements the Nextrip.com offering by providing high-end tour packages and activities/attractions. EXVG.com is a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.biz is targeted at small to midsized businesses offering them a customized travel solution for business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and the option for a “self-branded” website.

The Company owns an approximately 11% interest in RealBiz Media Group, Inc. (“RealBiz”) as of August 31, 2018 and February 28, 2018, which is represented by 44,470,101 RealBiz Series A Preferred Stock shares. This interest has been written down to zero ($0) as of February 28, 2015.

The Company owns an approximately 13% interest in Nestbuilder.com Corporation (“Nestbuilder”) as of August 31, 2018 and February 28, 2018, which is represented by 49,411 shares of Nestbuilder common stock. This interest has been written down to zero ($0) as of February 28, 2018.

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

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2018 Compared to the Three Months Ended August 31, 2017

Revenues

Our total revenues increased 76% to $198,307 for the three months ended August 31, 2018, compared to $112,798 for the three months ended August 31, 2017, an increase of $85,509. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations for the summer months that were booked prior to the three months ended August 31, 2018. These tour operations provide escorted and independent tours worldwide to upscale travelers.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, stock based compensation, technology and development, cost of revenues, as well as selling and promotions expenses.

Our operating expenses decreased 46% to $924,813 for the three months ended August 31, 2018, compared to $1,707,365 for the three months ended August 31, 2017, a decrease of $782,552. This decrease was mainly attributable to (i) the decrease in technology and development expenses, which decreased $183,997 or 58% to $134,299 compared to $318,296 for the three months ended August 31, 2017, as our platform is now developed and active, and maintenance, monitoring and updating are now the main expenses incurred, (ii) the decrease in stock-based compensation of $398,034 or 98% to $8,156 compared to $406,190 for the three months ended August 31, 2017, due to decreases in investor relations and cancellation of previously issued shares for consulting fees that were cancelled for non-performance, and (iii) the decrease in general and administrative expenses of $214,593 or 43%, to $279,196 for the three months ended August 31, 2017, compared to $493,789 for the three months ended August 31, 2017, due to reductions in professional fees including legal fees associated with our pending litigation matters, related to lawsuit which have been settled or dismissed with prejudice. These aforementioned decreases were offset by an increase in cost of sales of $76,766 or 96%, to $156,346 for the three months ended August 31, 2018, compared to $79,580 for the three months ended August 31, 2017, due to the increase in tours being fulfilled as described above.

Other Income (Expenses)

Our other income (expense) includes interest expense, loss on legal settlement, interest income, valuation gain, and gain on sale of asset.

Our other income increased to $5,875,256 for the three months ended August 31, 2018, compared to other expenses of $105,847 for the three months ended August 31, 2017, an increase of $5,981,103. The increase is mainly attributable to (i) a net valuation gain increase of $689,500 for the three months ended August 31, 2018, from $0, for the three months ended August 31, 2017, which is composed of a valuation loss of $350,000 on the 7 million common stock shares of Bettwork and a valuation gain of $1,039,000 on 140,000 shares of Monaker common stock that were cancelled for non-performance and previously impaired and, (ii) a gain on sale of assets of $5,250,000 for the three months ended August 31, 2018, compared to $0, for the three months ended August 31, 2017, due to the recognition of deferred gains and reserves that were realized when the convertible promissory notes of Bettwork which we held were converted into 7 million shares of Bettwork’s common stock (see Note 3 to the financial statements).

Net Income (Loss)

We had net income of $5,148,750 for the three months ended August 31, 2018, compared to a net loss of $1,700,414 for the three months ended August 31, 2017, an increase in net income of $6,849,164 or 403% from the prior period. The increase in net income was primarily due to increases of (i) $5,250,000 in gain on sales of assets and (ii) net valuation gains of $689,500, along with decreases of $214,593 in general and administrative expenses, $398,034 in stock-based compensation and a decrease of $183,997 in technology and development expenses, as described in greater detail above.

For the Six months Ended August 31, 2018 Compared to the Six months Ended August 31, 2017

Revenues

Our total revenues increased 2% to $273,039 for the six months ended August 31, 2018, compared to $268,844 for the six months ended August 31, 2017, an increase of $4,195. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations in the summer months. These tour operations provide escorted and independent tours worldwide to upscale travelers.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, stock based compensation, technology and development, cost of revenues, as well as selling and promotions expenses.

Our operating expenses decreased 28% to $1,880,362 for the six months ended August 31, 2018, compared to $2,602,491 for the six months ended August 31, 2017, a decrease of $722,129. This decrease was mainly attributable to (i) a decrease in technology and development expenses, which decreased $171,594 or 54% to $146,702 compared to $318,296 for the six months ended August 31, 2017, as our platform is developed and active and maintenance, monitoring and updating are the main expenses incurred, (ii) a decrease in stock-based compensation of $335,667 or 98% to $8,156 compared to $343,823 for the six months ended August 31, 2017, due to decreases in investor relations and cancellation of previously issued shares for consulting fees that were cancelled for non-performance, and (iii) a decrease in salaries and benefits of $312,645 or 31%, to $692,808 for the six months ended August 31, 2018, compared to $1,005,453 for the six months ended August 31, 2017.

Other Income (Expenses)

Our other income (expense) includes interest expense, loss on legal settlement, interest income, valuation gain, and gain on sale of asset.

Our other income increased to $5,858,587 for the six months ended August 31, 2018, compared to other expenses of $165,354 for the six months ended August 31, 2017, an increase of $6,023,941. The increase is mainly attributable to (i) an increase in net valuation gain, to $689,500 for the six months ended August 31, 2018, from $0, for the six months ended August 31, 2017 which is composed of a valuation loss of $350,000 on the 7 million common stock shares of Bettwork and a valuation gain of $1,039,000 on 140,000 shares of Monaker common stock that were cancelled for non-performance and previously impaired, and (ii) an increase in gain on sale of assets to $5,250,000 for the six months ended August 31, 2018, from $0, for the six months ended August 31, 2017, due to recognition of deferred gains and reserves that were realized when the convertible promissory notes of Bettwork were converted into 7 million shares of Bettwork’s common stock.

Net Income (Loss)

We had net income of $4,251,264 for the six months ended August 31, 2018, compared to a net loss of $2,499,001 for the six months ended August 31, 2017, an increase in net income of $6,750,265 or 270% from the prior period. The increase in net income was primarily due to increases of (i) $5,250,000 in gain on sales of assets and (ii) valuation gains of $689,500, along with decreases of $312,645 in salaries and benefits, $335,667 in stock-based compensation and a decrease of $171,594 in technology and development expenses, as described in greater detail above.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2019	February 28, 2020	February 28, 2021 and thereafter	Totals
Leases	$37,456	$77,534	$91,107	$206,097
Other	31,434	642	—	32,076
Totals	$68,890	$78,176	$91,107	$238,173

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Liquidity and Capital Resources

As of August 31, 2018, we had $28,375 of cash on-hand, a decrease of $1,576,039 from the $1,604,414 of cash on-hand we had at the start of fiscal 2019. The decrease in cash was due primarily to the payment of operating expenses and website development costs during the six months ended August 31, 2018.

As of August 31, 2018, the Company had total current liabilities of $2,186,087, consisting of a Line of Credit facility of $1,193,000 from Republic Bank, as described in Note 5 to the consolidated financial statements included above, accounts payable and accrued expenses of $302,439, other current liabilities of $170,648 and promissory notes owed to related parties of $520,000 (discussed below under “Recent Significant Funding Transactions”). We anticipate that we will satisfy these amounts from proceeds derived from equity sales, warrant exercises and revenue generated from sales.

We had negative working capital of $2,023,687 as of August 31, 2018 and an accumulated deficit of $106,445,510.

Net cash used in operating activities was $1,635,514 for the six months ended August 31, 2018, compared to $2,149,448 for the six months ended August 31, 2017, a decrease of $513,934. This decrease was primarily due to a $335,669 decrease in stock based compensation and consulting fees, a decrease in accounts payable and accrued expenses of $127,219, and $5,250,000 of gain on sale of assets, offset by $4,251,264 of net income.

Net cash used in investing activities was $846,300 and $76,500 for the six months ended August 31, 2018 and 2017, respectively which was primarily the result of the capitalized website development costs.

Net cash provided by financing activities decreased $2,282,546 to $905,775 for the six months ended August 31, 2018, compared to

$3,188,321, for the six months ended August 31, 2017. This decrease was primarily due to the net decrease of proceeds from the issuance of common stock and warrants of $3,048,433, which was offset by an increase of (i) $245,887 in proceeds from the exercise of warrants, and (ii) $520,000 in proceeds from shareholder loans.

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

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2018, we had approximately $2.2 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

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

On July 28, 2018, Monaker borrowed $200,000 from the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and a member of the Board of Directors of the Company. The loan is evidenced by a Promissory Note in the amount of up to $300,000 (the “Monaco Trust Note”). The amount owed pursuant to the Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Monaco Trust Note contains standard and customary events of default. On September 4, 2018, we borrowed the remaining $100,000 balance on the Monaco Trust Note. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On August 23, 2018, Monaker borrowed $300,000 from the Monaco Trust. The loan is evidenced by a Promissory Note in the amount of $300,000 (the “2nd Monaco Trust Note”). The amount owed pursuant to the 2nd Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The 2nd Monaco Trust Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On August 14, 2018, William Kerby, the Chief Executive Officer of the Company loaned the Company $20,000, which was evidenced by a Promissory Note dated August 14, 2018. The loan is evidenced by a Promissory Note in the amount of $20,000 (the “Kerby Note”). The amount owed pursuant to the Kerby Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Kerby Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

Through September 25, 2018, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), has advanced the Company $254,000 to meet operating and capital expenses. The advances were repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On October 2, 2018, we closed the $1.9 million gross ($1.7 million net) offering of securities as described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” - Note 11 – Subsequent Events – “Registered Offering”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of August 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of August 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and Chairman, Donald Monaco, our director, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in RealBiz. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, Mcleod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs have since filed a response to. On September 26, 2018, the parties amicably resolved the matter, resulting in the plaintiffs voluntarily dismissing the lawsuit with prejudice as reflected by a Final Order of Dismissal of the court on such date.

On December 22, 2017, we entered into a Settlement Agreement with RealBiz, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with RealBiz, including Case No.: 1:16-cv-24978-DLG, as described in greater detail above under “Item 1. Financial Statements (Unaudited)” - “Note 10 - Commitments and Contingencies” – “Legal Matters”. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; RealBiz reinstated to Monaker 44,470,101 shares of RealBiz Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of RealBiz common stock for each 1 share of RealBiz Series A preferred stock converted) and remove any dividend obligations. The RealBiz designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of RealBiz Series A Preferred Stock, is recorded at $0 as of August 31, 2018 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of August 31, 2018 and February 28, 2018.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2018, filed with the Commission on June 13, 2018, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 28, 2018, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The warrants include anti-dilutive rights

The Warrants include anti-dilution rights, which provide that if at any time while the Warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be less than $0.57 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended August 31, 2018 the Company issued the following unregistered securities:

Warrant Exercise

●	On March 1, 2018, we received $385,875 in proceeds and issued Pacific Grove Capital LP, a greater than 10% shareholder of the Company, 147,000 shares of common stock in connection with the exercise of warrants to purchase 147,000 shares of common stock pursuant to the terms of a First Amendment to Warrant.

Consulting Agreement

●	On July 30, 2018, the Company issued 500 shares of restricted common stock via a consulting agreement for consulting services valued at $1,688.

●	On July 31, 2018, the Company issued 2,800 shares of restricted common stock pursuant to a consulting agreement in consideration for consulting services valued at $6,468.

Other

●	As a result of the reduction in the exercise price of Pacific warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement entered into between the Company and the purchasers named therein dated July 31, 2017 (the “Purchase Agreement”) and the Purchaser was triggered. The purchasers were issued a total of 4,390 shares of the Company’s restricted common stock valued at $21,247.60, in connection with such anti-dilutive rights.

●	On May 31, 2018 and effective February 28, 2018, Monaker and A-Tech entered into a First Amendment to the Purchase Agreement, to amend the terms of the Purchase Agreement to (a) provide for the acquisition by Monaker of a ‘right to own’ the Property instead of the ownership of the Property itself, as the title to the Property had not been legally transferred as of such date, which ‘right to own’ had an exercise price of $0 and was transferrable and exercisable by the Company at any time, (b) terminate the Construction Obligation, and (c) to correct certain inaccuracies in the original agreement. The First Amendment also required A-Tech to return 210,632 shares of common stock to Monaker for cancellation and were cancelled for non-performance. The First Amendment to the Purchase Agreement had an effective date of November 21, 2017.

●	On June 27, 2018, the Company cancelled 140,000 shares of restricted common stock with a value of $1,039,500 for non- performance pursuant to the terms of the Platform Purchase Agreement.

●	On July 30, 2018, the Company issued 20,000 shares of restricted common stock, valued at $46,200, for settlement of an Advisory Service Agreement.

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

Subsequent to August 31, 2018, and through the filing date of this report, the Company issued the following unregistered securities:

Consulting Agreements

●	On September 1, 2018, the Company entered into a Consulting Agreement, pursuant to which the Company issued 3,000 shares of common stock, valued at $6,300, and made a cash payment of $5,000 for services rendered.

●	On September 1, 2018, the Company entered into an Investor Relations Agreement. Under this agreement, the consultant received 150,000 shares of restricted common stock (fully-earned on September 1, 2018), valued at $315,000, in consideration for investor relations services through October 15, 2019. The shares have piggyback registration rights.

●	On September 17, 2018, and effective August 1, 2018, the Company entered into a six-month Consulting Agreement. Pursuant to the agreement we issued 10,000 shares of restricted common stock, valued at $22,500.

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

There were no defaults upon senior securities during the quarter ended August 31, 2018.

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

MONAKER GROUP, INC.

Date: October 15, 2018	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2018	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

		Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date/ Date of Report	File No.

1.1	Placement Agency Agreement dated September 28, 2018, by and between Monaker Group, Inc. and Roth Capital Partners, LLC		8-K	1.1	10/2/2018	000-52669
4.1	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018)		8-K	4.1	10/2/2018	000-52669
10.1	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC		8-K	10.3	6/6/2018	000-52669
10.2	Right to Own Acquisition Agreement dated May 31, 2018, by and between Monaker Group, Inc. and Bettwork Industries, Inc.		8-K	10.4	6/6/2018	000-52669
10.3	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries, Inc. to Monaker Group, Inc.		8-K	10.5	6/6/2018	000-52669
10.4	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018		8-K	10.1	7/6/2018	000-52669
10.5	$300,000 Promissory Note dated July 27, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust		8-K	10.1	8/2/2018	000-52669
10.6	$300,000 Promissory Note dated August 23, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust		8-K	10.1	8/23/2018	000-52669
10.7	$1.2 Million Line of Credit with Republic Bank, Inc. dated September 28, 2018		8-K	10.1	10/2/2018	000-52669
10.8	Form of Securities Purchase Agreement dated September 28, 2018, by and between the Company and each investor		8-K	10.2	10/2/2018	000-52669
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
*	Filed herewith.
**	Furnished herewith.

