Form 10-Q
period 2018-11-30
Monaker Group, Inc.
filed 2019-01-17
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of January 8, 2019, there were 9,590,956 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	November 30,	February 28,
	2018	2018
Assets
Current Assets
Cash	$306,234	$1,604,414
Notes receivable, net	—	—
Prepaid expenses and other current assets	26,583	37,857
Security deposits	33,529	15,000
Total current assets	366,346	1,657,271

Investment in unconsolidated affiliate	4,271,429	—
Note receivable, net	—	2,900,000
Website Development costs and intangible assets, net	2,024,067	1,274,453
Total assets	$6,661,842	$5,831,724

Liabilities and Stockholders’ Deficit
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	512,650	428,120
Other current liabilities	45,384	106,204
Total current liabilities	1,751,034	1,727,324

Deferred gain	—	2,900,000
Total liabilities	1,751,034	4,627,324

Commitments and contingencies

Stockholders’ equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at November 30, 2018 and February 28, 2018, respectively	—	—
Common stock, $.00001 par value; 500,000,000 shares authorized; 9,173,956 and 8,001,266 shares issued and outstanding at November 30, 2018 and February 28, 2018, respectively	91	80
Additional paid-in-capital	113,454,528	111,901,094
Accumulated deficit	(108,543,811)	(110,696,774)
Total stockholders’ equity	4,910,808	1,204,400
Total liabilities and stockholders’ equity	$6,661,842	$5,831,724

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	November 30	November 30	November 30	November 30
	2018	2017	2018	2017
Revenues
Travel and commission revenues	$183,153	$142,063	$456,192	$410,907
Total revenues	183,153	142,063	456,192	410,907

Operating expenses
General and administrative	627,548	400,061	1,392,959	1,115,881
Salaries and benefits	341,549	505,427	1,034,357	1,510,880
Stock-based compensation	125,350	603,418	133,506	947,241
Technology and development	481,629	269,520	628,331	587,816
Cost of revenues	137,575	112,058	351,032	302,555
Selling and promotions expense	18,326	37,032	72,154	65,634
Total operating expenses	1,731,977	1,927,516	3,612,339	4,530,007

Operating loss	(1,548,824)	(1,785,453)	(3,156,147)	(4,119,100)

Other income (expense)
Interest expense	(30,906)	(16,006)	(65,619)	(181,510)
Loss on legal settlement	—	—	(46,200)	—
Interest income	—	150	—	150
Realized loss on sale of marketable securities	(21,429)	—	(21,429)	—
Valuation (loss) gain, net	(307,142)	—	382,358	—
Gain (loss) on sale of assets	(190,000)	—	5,060,000	—
Total other income (expense)	(549,477)	(15,856)	5,309,110	(181,360)

Net income (loss)	$(2,098,301)	$(1,801,309)	$2,152,963	$(4,300,460)

Weighted average number of common shares outstanding
Basic	8,790,626	7,525,676	8,334,993	7,146,482
Diluted	8,790,626	7,525,676	8,334,993	7,146,482

Basic net income (loss) per share	$(0.24)	$(0.24)	$0.27	$(0.60)

Diluted net income (loss) per share	$(0.24)	$(0.24)	$0.27	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	November 30,	November 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) applicable to Monaker Group, Inc.	$2,152,963	$(4,300,460)

Adjustments to reconcile net loss to net cash from operating activities:
Stock based compensation and consulting fees	448,505	956,741
Amortization of intangibles and depreciation	211,158	140,770
Valuation gain, net	(382,358)	—
Loss on sale of marketable securities	21,429	—
Gain on sale of assets	(5,060,000)	—
Loss on settlement	46,200	—
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	11,274	34,816
Decrease in security deposits	(18,529)	—
Increase in accounts payable and accrued expenses	84,529	257,114
Decrease in other current liabilities	(60,820)	(134,300)

Net cash used in operating activities	$(2,545,649)	$(3,045,319)

Cash flows from investing activities:
Payment related to website development costs	(960,772)	(245,049)
Proceeds from sale of marketable securities - related party	300,000	—
Proceeds from note receivable - related party	40,000	—
Payment for note receivable - related party	(230,000)	—

Net cash used in investing activities	$(850,772)	$(245,049)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,712,366	3,023,933
Proceeds from sale of assets	—	75,000
Payments on shareholder loans	—	(75,000)
Proceeds from exercise of common stock warrants	385,875	154,888

Net cash provided by financing activities	$2,098,241	$3,178,821

Net increase in cash	$(1,298,180)	$(111,547)

Cash at beginning of period	$1,604,414	$1,007,065

Cash at end of period	$306,234	$895,518

Supplemental disclosure:
Cash paid for interest	$65,619	$181,510

Supplemental disclosure of non-cash investing and financing activity:
Shares/warrants issued for conversion of debt to equity	$—	$1,409,326
Issuance of note receivable	$1,600,000	$—
Conversion of notes receivable to investment	$5,250,000	$—
Common stock for assets	$—	$3,185,000
Series A Preferred converted to common stock	$—	$18,696

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

The results of operations for the nine months ended November 30, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2019.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2018 and February 28, 2018.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not record an impairment charge on its intangible assets during the nine months ended November 30, 2018 and November 30, 2017. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $211,158 and $140,772 during the nine months ended November 30, 2018 and November 30, 2017, respectively. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018. On May 31, 2018, the Company’s right to purchase land was sold for a promissory note in the amount of $1,600,000 and a deferred gain of $1,600,000 was reserved against the promissory note. On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork Industries, Inc. (“Bettwork”) common stock at $0.75 per share and the gain of $1,600,000 was realized.

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

The Company did not have exposure to derivative liabilities and the Company did not have exposure to embedded conversion options as those instruments were converted to equity positions by the note-holder. There are no derivative liabilities as of November 30, 2018 and February 28, 2018.

The Company has $-0- convertible promissory notes that include embedded conversion options at November 30, 2018 and February 28, 2018.

Going Concern

As of November 30, 2018, and February 28, 2018, the Company had an accumulated deficit of $108,543,811 and $110,696,774, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As of November 30, 2018, the Company had negative working capital of $1,384,688, and for the nine months ended November 30, 2018, had net income of $2,152,963 (mainly due to $5,060,000 of gain on sale of assets, described below) and cash used in operations of $2,545,649.

We have very limited financial resources. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of November 30, 2018, we had $1,751,034 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Contract Balances

Accounts receivable, net

The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of any necessary allowance for doubtful accounts. A receivable is recognized in the period the Company provides the underlying services or when the right to consideration is unconditional. The balance of accounts receivable, net of the allowance for doubtful accounts, as of November 30, 2018 and February 28, 2018 is presented in the accompanying condensed consolidated balance sheets.

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

Note 2 – Note Receivable – Related Party

Current

$230,000 Promissory Note from Bettwork Industries, Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork, a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matures on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of November 30, 2018 and February 28, 2018 is $190,000 and $0, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of November 30, 2018; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

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

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allowed us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. On July 2, 2018, this promissory note was exchanged for 1,000,000 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Name Your Fee Note as of November 30, 2018 and February 28, 2018 is $0 and $750,000, respectively, and, an allowance for bad debt of $750,000 (i.e., 100%) was reserved against the Name Your Fee Note as of February 28, 2018; this amount was recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the reserve of $750,000 was reversed and recognized in net income as Other income, Gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of November 30, 2018 and February 28, 2018 is $0 and $0, respectively. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as Other income, Gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of November 30, 2018 and February 28, 2018, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of November 30, 2018 and February 28, 2018 is $0 and $2,900,000, respectively, and, an allowance of $2,900,000 (i.e., 100%) has been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as Other income, Gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Equity Instruments

44,470,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”) Series A Preferred Stock and 49,411 shares of Nestbuilder.com Corporation (“Nestbuilder”) Common Stock

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2018, Monaker owned 44,470,101 shares of Verus Series A Preferred Stock and, as of February 28, 2017, Monaker owned 44,470,101 shares of Verus Series A Preferred Stock and 10,359,890 shares of Verus common stock. This interest was been written down to zero ($0) as of February 28, 2015.

On November 16, 2016, Verus notified Monaker that the Board of Directors of Verus voted to cancel and retire all issued and outstanding shares of Verus Preferred Stock and all but 1,341,533 shares of common stock of Verus held by Monaker. On January 18, 2017, Verus unilaterally cancelled all shares of common stock of Verus held by Monaker. Verus announced cancellation and retirement was without Monaker’s consent, and done in violation of Delaware law, federal law and the terms of Verus’s preferred and common stock. We filed a complaint on November 30, 2016 (Monaker Group, Inc., f/k/a Next 1 Interactive, Inc. v. RealBiz Media Group, Inc., f/k/a Webdigs, Inc. and American Stock Transfer & Trust Company, LLC Case No.: 1:16-cv-24978- DLG), seeking damages and injunctive and declaratory relief, arising from Verus’s declared cancellation and retirement of the shares.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978-DLG, as described in greater detail below under “Note 10 - Commitments and Contingencies” – “Legal Matters”. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of November 30, 2018 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of November 30, 2018 and February 28, 2018.

As of its most recent periodic report filing on Form 10-Q, as of September 21, 2018, Verus has 1,500,000,000 shares of common stock outstanding, 44,570,101 shares of Series A preferred stock outstanding and 160,000 shares of Series C preferred stock outstanding. The Company’s 44,470,101 shares of Series A preferred stock represent an approximately 2.89% interest in Verus (provided that Verus currently has no authorized but unissued shares of common stock available for future issuance).

6,571,428 shares of Bettwork Industries, Inc. Common Stock

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

As of August 31, 2018, the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price pursuant to ASC Topic 321 Investments – Equity Securities which was $0.70 per share; this became the carrying value of the Bettwork shares until November 30, 2018. On November 29, 2018, 428,572 shares of Bettwork common stock owned by the Company (which were originally valued at $0.75 per share as described in the paragraph above, had an allocated original value of $321,429, which had been reduced to $300,000 when the shares were revalued on August 31, 2018, as discussed above) were sold to the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”) at $0.70 per share for a total of $300,000. The allocation of the original acquisition price to the shares purchased by the Monaco Trust resulted in a realized loss on the sale of marketable securities of $21,429. In addition, for a period of twenty-four months after November 29, 2018, the Monaco Trust shall be provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing.

On November 30, 2018, the shares of Bettwork’s common stock were trading at $0.65 per share which reduced the fair value of the shares of Bettwork to $4,271,428 and caused an accumulated fair value loss of $657,142 ($678,571 less $21,429 of the loss allocated to the Monaco Trust) to be realized pursuant to ASC Topic 321 Investments – Equity Securities (ASC 321). ASC 321 requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. The change in fair value of $657,142 is recognized in net income as Other income, Valuation gain, net, as a valuation loss, for the three and nine months ended November 30, 2018.

As of November 30, 2018, Bettwork shares closed at $0.65 per share and the Company did not have a contingency for share price greater than $0.70 per share.

As of its recent filing on OTC Markets on August 31, 2018, and as confirmed by Bettwork to the Company, Bettwork has 41,414,924 shares of common stock issued and outstanding and the Company’s ownership of 6,571,428 shares of common stock represents a 15.9% interest in Bettwork.

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

On June 28, 2018, the travel exclusivity shares were cancelled and $1,039,000 of equity was recovered from cancelling such 140,000 shares. Since the impairment cannot be restored and the asset has already been reduced to $0, a valuation gain of $1,039,000 is realized for the value recovered (ASC 360-10-35-40) in net income as Other income, Valuation gain, net, for the nine months ended November 30, 2018.

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

On November 29, 2018, the Company sold 428,572 shares of Bettwork common stock to the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”) at $0.70 per share for a total of $300,000.

As of November 30, 2018, the Company owned 6,571,428 shares of Bettwork Common Stock representing approximately a 15.9% interest in Bettwork.

Note 5 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The replacement extended the due date of the Line of Credit to September 15, 2018. On September 15, 2018, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The Line of Credit remains at $1.2 million, which borrowed amount was due and payable by us on September 15, 2019. On September 28, 2018, we entered into a line of credit with Republic which replaced our prior line of credit, to extend the due date thereof to September 15, 2019. The line of credit provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018. The loan contains standard and customary events of default and no financial covenants. As of November 30, 2018 and February 28, 2018, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $65,619 and $46,510, respectively, for the nine months ended November 30, 2018 and 2017.

As of November 30, 2018 and February 28, 2018, accrued interest is $0 and $0, respectively. Interest obligations on the line of credit are current.

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

On August 14, 2018, William Kerby, the Chief Executive Officer of the Company loaned the Company $20,000, which was evidenced by a Promissory Note dated August 14, 2018. The loan is evidenced by a Promissory Note in the amount of $20,000 (the “Kerby Note”). The amount owed pursuant to the Kerby Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Kerby Note contains standard and customary events of default. On September 26, 2018, Mr. Kerby advanced an additional $7,500 for operating expenses under the same terms and conditions of the $20,000 Promissory Note; however, the Promissory Note was not amended, nor was a new note entered into for the $7,500 advance. This Promissory Note, along with the $7,500 advance, was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

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

The deferred gains of $1.6 million and $2.9 million, respectively, were realized on July 2, 2018 and included in net in net income as Other income, Gain on sales of assets, for the nine months ended November 30, 2018.

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

On September 22, 2017, we filed a Certificate of Withdrawal of Certificate of Designations relating to our Series B, Series C and Series D Preferred Stock and terminated the designation of our Series B, Series C and Series D Preferred Stock. The designations previously included (a) 3,000,000 shares of preferred stock designated as Non-Voting Series B 10% Cumulative Convertible Preferred Stock; (b) 3,000,000 shares of preferred stock designated as Non-Voting Series C 10% Cumulative Convertible Preferred Stock; and (c) 3,000,000 shares of preferred stock designated as Non-Voting Series D 10% Cumulative Convertible Preferred Stock. The Certificate of Withdrawal of Certificate of Designations did not affect the Company’s previously designated shares of Series A 10% Cumulative Convertible Preferred Stock.

All Series A, B, C and D Preferred Stock shares have been retired. There are no outstanding Series A, B, C, and D Preferred Stock shares.

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of November 30, 2018 and February 28, 2018. These dividends will only be payable when and if declared by the Board.

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

During the nine months ended November 30, 2018, the Company:

●	Issued 905,000 shares of common stock valued at $1,712,465 in connection with a Securities Purchase Agreement. Additionally, the Company issued 724,000 warrants to purchase 724,000 shares of common stock. The warrants have an exercise price of $2.85 per share and will expire five years from date of issuance.
●	Issued 4,390 shares of common stock valued at $0 in connection with the anti-dilution provisions of the July 31, 2017, Common Stock and Warrant Purchase Agreement, pursuant to which the Company sold certain accredited investors an aggregate of 613,000 shares of our common stock and 613,000 warrants to purchase one share of common stock for $5.00 per unit.
●	Issued 147,000 shares of restricted common stock for $385,875 in proceeds in connection with the exercise of warrants.
●	Issued 86,300 shares of restricted common stock valued at $133,506 for consulting services.
●	Issued 20,000 shares of restricted common stock valued at $46,200 via a settlement agreement.
●	Canceled and retired 140,000 shares of common stock valued at $1,039,500 due to non-performance pursuant to the terms of a Platform Purchase Agreement.
●	Issued 150,000 shares of restricted common stock valued at $315,000 for investor relation services.

The Company had 9,173,956 and 8,001,266 shares of common stock issued and outstanding as of November 30, 2018 and February 28, 2018, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of November 30, 2018 and February 28, 2018, and changes in such warrants outstanding for the nine months ended November 30, 2018:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2018	1,118,941	$5.27
Warrants granted	724,000	$2.85
Warrants exercised/forfeited/expired	(227,000)	$(3.20)
Outstanding, November 30, 2018	1,615,941	$4.48
Common stock issuable upon exercise of warrants	1,615,941	$4.48

As of November 30, 2018, there were warrants to purchase 1,615,941 shares of common stock outstanding with a weighted average exercise price of $3.36 per share and weighted average life of 4.39 years. During the nine months ended November 30, 2018, the Company granted 724,000 warrants as part of the registered offering discussed below.

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

The Warrants also include anti-dilution rights, which provide that if at any time the Warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be less than $0.57 per share, subject to certain exemptions.

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

The rent for the nine months ended November 30, 2018 and 2017 was $49,139 and $40,470, respectively. Our future minimum rental payments through February 28, 2019 amount to $18,728.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2019	February 29, 2020	February 28, 2021 and thereafter	Totals
Leases	$18,728	$77,534	$91,107	$187,369
Other	15,717	642	—	16,359
Totals	$34,445	$78,176	$91,107	$203,728

Guaranty Compensation Agreement

On October 31, 2018, and effective November 1, 2018, we entered into a Guaranty Compensation Agreement with Donald P. Monaco, the Chairman of the Company’s Board of Directors. Pursuant to the Guaranty Compensation Agreement and in consideration for Mr. Monaco previously providing a personal guaranty to a financial institution in connection with our line of credit with such financial institution, we agreed that for as long as Mr. Monaco continues to serve on the Board of Directors of the Company and continues to maintain the guaranty (and any future guarantees he may provide), we would pay him a $2,000 per month guarantee fee (the “Guarantee Fee”). In the event (i) Mr. Monaco is not nominated for re-appointment to the Board of Directors at any meeting where directors of the Company are nominated for appointment (except in the event the Company adopts a classified Board and it is not yet Mr. Monaco’s year to be re-elected and/or in the event that Mr. Monaco is appointed via written consent of the shareholders without a meeting) or (ii) Mr. Monaco is removed from the Board of Directors by the shareholders of the Company (each (i) and (ii), as applicable, a “Triggering Termination” and the date of such Triggering Termination, the “Triggering Termination Date”), the Company will immediately use commercially reasonable best efforts to eliminate and terminate any and all of Mr. Monaco’s guarantees then in place. If all the guarantees are not terminated by the thirtieth (30th) day following a Triggering Termination Date, for each month the guarantees remain in place, beginning on the thirty-first (31st) day after the Triggering Termination Date, the monthly Guarantee Fee will increase to $10,000 per month. Notwithstanding the above, all Guarantee Fees will terminate upon the Company assuming or terminating such guarantees.

William Kerby Employment Agreement

On October 31, 2018, the Company entered into an Employment Agreement with William Kerby, our Chief Executive Officer and Vice Chairman of its Board of Directors. The agreement is effective as of November 1, 2018, and replaces and supersedes the terms of Mr. Kerby’s prior employment agreement dated October 15, 2006.

The agreement remains in effect (renewing automatically on a month-to-month basis), until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated as discussed below.

During the term of the agreement, Mr. Kerby is to receive a base salary of $400,000 per year, which may be increased at any time at the discretion of the Compensation Committee of the Board of Directors of the Company; an annual bonus payable at the discretion of the Compensation Committee, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals, which are determined from time to time by the Compensation Committee); other bonuses which may be granted from time to time in the discretion of the Compensation Committee; 25,000 shares of common stock as a sign-on bonus to be issued under the terms of the Company’s 2017 Equity Incentive Plan; up to four weeks of annual paid time off, which can rolled-over year to year, or which in the discretion of Mr. Kerby, can be required to be paid in cash at the end of any year or the termination of the agreement; and a car allowance of $1,500 per month during the term of the agreement.

The agreement provides Mr. Kerby with the option of receiving some or all of the base salary and/or any bonus in shares of the Company’s common stock, with such shares being based on the higher of (a) the closing sales price per share on the trading day immediately preceding the determination by Mr. Kerby to accept shares in lieu of cash; and (b) the lowest price at which such issuance will not require shareholder approval under the rules of the stock exchange where the Company’s common stock is then listed or Nasdaq ((a) or (b) as applicable, the “Share Price” and the “Stock Option”), provided that Mr. Kerby shall be required to provide the Company at least five business days prior written notice if he desires to exercise the Stock Option as to any payment of compensation, unless such time period is waived by the Company. The issuance of the shares described above is subject to the approval of the stock exchange where the Company’s common stock is then listed or Nasdaq, and where applicable, shareholder approval, and in the sole discretion of the Board of Directors, may be issued under, or outside of, a shareholder approved stock plan.

The agreement includes standard provisions relating to the reimbursement of business expenses, indemnification rights, rights to company property and inventions (which are owned by the Company), dispute resolutions, tax savings, clawback rights and provisions entitling Mr. Kerby to receive any fringe benefits offered by the Company to other executives (subsidized in full by Company) including, but not limited to, family coverage for health/medical/dental/vision, life and disability insurance, as well as amounts under the Company’s 401(k) Savings and Retirement.

Additionally, in consideration for Mr. Kerby having entered into numerous personal guarantees with the Airline Reporting Commission, sellers of travel services, merchant providers, financial institutions, associations and service providers on behalf of the Company, the Company agreed that, for as long as Mr. Kerby is employed by the Company, provides services under the agreement and is willing to continue to support the Company in connection with such guarantees, he will receive a $2,000 per month guarantee fee. In the event Mr. Kerby resigns for Good Reason (defined below), or his employment is terminated by the Company, the Company agreed to eliminate any and all guarantees within thirty (30) days, failing which, for each month the guarantees remain in place, the monthly guarantee fee will rise to $10,000 per month, until such time as the Company has assumed or terminated all such guarantees.

The agreement terminates upon Mr. Kerby’s death and can be terminated by the Company upon his disability (as described in the agreement), by the Company for Cause (defined below) or Mr. Kerby for Good Reason (defined below). For the purposes of the agreement, (A) “Cause” means (i) Mr. Kerby’s gross and willful misappropriation or theft of the Company’s or any of its subsidiary’s funds or property; or (ii) Mr. Kerby’s conviction of, or plea of guilty or nolo contendere to, any felony or crime involving dishonesty or moral turpitude; or (iii) Mr. Kerby materially breaches any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within thirty (30) days of written notice thereof from the Company (except for certain breaches which cannot be cured); or (iv) Mr. Kerby commits any act of fraud; and (B) “Good Reason” means (i) without the consent of Mr. Kerby, the Company materially reduces Mr. Kerby’s title, duties or responsibilities, without the same being corrected within ten (10) days after being given written notice thereof; (ii) the Company fails to pay any regular installment of base salary to Mr. Kerby and such failure to pay continues for a period of more than thirty (30) days; or (iii) a successor to the Company fails to assume the Company’s obligations under the agreement, without the same being corrected within thirty (30) days after being given written notice thereof.

In the event of termination of the agreement for death or disability by Mr. Kerby without Good Reason, or for Cause by the Company, Mr. Kerby is due all consideration due and payable to him through the date of termination. In the event of termination of the agreement by Mr. Kerby for Good Reason or the Company for any reason other than Cause (or if Mr. Kerby’s employment is terminated other than for Cause within six (6) months before or twenty-four (24) months following the occurrence of a Change of Control (defined in the agreement) of the Company), Mr. Kerby is due all consideration due and payable through the date of termination; a lump sum payment equal to twelve (12) months of base salary; continued participation in all benefit plans and programs of the Company for twelve (12) months after termination (or at the option of the Company, reimbursement of COBRA insurance premiums for substantially similar coverage as the Company’s plans); and the Non-Compete will not apply to Mr. Kerby.

The agreement includes a non-compete provision, prohibiting Mr. Kerby from competing against the Company during the term of the agreement and for a period of 12 months after termination thereof (subject to certain exceptions described below), in any state or country in connection with (A) the offer of Alternative Lodging Rental properties (Vacation Home Rentals) which are distributed on a Business to Business Basis; (B) the commercial sale of specialty products sold by the Company during the six (6) months preceding the termination date; and (C) any services the Company commercially offered during the six (6) months prior to the termination date (collectively, the “Non-Compete”).

On November 29, 2018, 428,572 shares of Bettwork common stock owned by the Company were sold to the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”) at $0.70 per share for a total of $300,000. In addition, for a period of twenty-four months after November 29, 2018, the Monaco Trust shall be provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing. As of November 30, 2018, Bettwork shares closed at $0.65 per share and the Company did not have a contingency for share price greater than $0.70 per share.

On December 17, 2018, the Company sold 428,572 shares of Bettwork common stock to Charcoal Investment Ltd (“Charcoal”), which entity is owned by Simon Orange, a member of the Board of Directors of the Company at $0.70 per share for a total of $300,000. In addition, for a period of twenty-four months after November 29, 2018, Charcoal shall be provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing. As of November 30, 2018, Bettwork shares closed at $0.65 per share and the Company did not have a contingency for share price greater than $0.70 per share.

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

On March 14, 2014, a lawsuit was filed by Lewis Global Partners in the Circuit Court for Broward County, Florida CASE NO. LACE 14-005009 alleging that:

●	In or around July 2, 2012 the plaintiff, Lewis Global Partners, LLC (Lewis Global), entered into a Subscription Agreement with us. The Subscription Agreement provided Lewis Global would pay $13,500 in services rendered in consideration for 2,700 shares of Series B Preferred Stock (the “Preferred B Shares”). The-Subscription Agreement also provided Conversion Rights to convert each $5.00 Preferred B Share into either shares of the Company or 100 shares of ‘Next 1 Realty’ (our then wholly-owned real estate division, which subsequently became Verus).

●	On or around June 10, 2013, plaintiff sent a Notice of Conversion to the Company and requested to convert its Preferred B Shares into 270,000 shares of common stock of Verus.
●	The Company failed to deliver the 270,000 shares of common stock of Versus and because at the time of the Notice of Conversion the common stock in Verus was approximately $2.65 per share, the damages Lewis Global alleged are due total $715,500, provided that the value has depreciated significantly since the time of the Notice of Conversion.

Lewis Global has brought claims against us alleging breach of contract and breach of implied covenant of good faith and fair dealing. We plan to vigorously defend against this action and the claims as the subject matter of the contract was not complied with and the contract was considered null and void for non-performance. The case is being strongly contested and is being sent to arbitration. On October 15, 2018, we filed Notice of Lack of Prosecution and Notice of Hearing Pursuant To Florida Rule of Civil Procedure 1.420(e) and an extension was granted to Lewis Global.

On March 28, 2016, the Company was presented with a Demand for Arbitration, pursuant to Rule 4(a) of the American Arbitration Association Commercial Rules of Arbitration, whereby Acknew Investments, Inc. and Vice Regal Developments Inc. (Claimants) are arguing that $700,000 is due to them, even though they have already been paid said amounts through preferred shares that were issued as a guarantee and which Claimants converted into shares of common stock. In connection with the purchase of the stock of the entity that eventually became RealBiz Media Group, Inc. (now Verus International, Inc.), the Company issued 380,000 shares of Monaker Series D Preferred Stock shares with a value of $1,900,000, which was considered the $1,200,000 value of the stock portion of the purchase price, and was also meant to guaranty the payment of the balance of $700,000. The Company contends that the obligation to pay the $700,000 was extinguished with the conversion of the Monaker Series D Preferred Stock shares into shares of common stock. The date for arbitration has not been set and the Company will vehemently defend its position.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and director, Donald Monaco, our Chairman, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in Verus. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, McLeod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs have since filed a response to. On September 26, 2018, the parties amicably resolved the matter, resulting in the plaintiffs voluntarily dismissing the lawsuit with prejudice as reflected by a Final Order of Dismissal of the court on such date.

On December 22, 2017, we entered into a Settlement Agreement with Verus, Nestbuilder and AST as described in greater detail above in Note 3.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On December 11, 2018, the Company agreed to issue 50,000 shares of restricted common stock to Simon Orange, a director of the Company, in consideration for past services rendered to the Board, valued at $65,500.

On December 11, 2018, the Company agreed to issue 100,000 shares of restricted common stock to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $131,000.

On December 17, 2018 (effective November 29, 2018), the Company sold 428,572 shares of Bettwork common stock to Charcoal, which entity is owned by Simon Orange, a member of the Board of Directors of the Company at $0.70 per share for a total of $300,000. In addition, for a period of twenty-four months after November 29, 2018, Charcoal shall be provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing. As of November 30, 2018, Bettwork shares closed at $0.65 per share and the Company did not have a contingency for share price greater than $0.70 per share.

On December 19, 2018, the Company issued 40,000 shares of restricted common stock to Doug Checkeris, a director of the Company, in consideration for past services rendered to the Board, valued at $52,400.

On December 19, 2018, the Company issued 40,000 shares of restricted common stock to Pasquale LaVecchia, a director of the Company, in consideration for past services rendered to the Board, valued at $52,400.

On December 19, 2018, the Company issued 15,000 shares of restricted common stock, valued at $30,000, as a result of an Employment Incentive Agreement.

On December 21, 2018, the Company entered into a Capital Markets Advisory Agreement and issued 32,000 shares of restricted stock, vesting in quarterly installments of 8,000 shares with a value of $64,000.

On December 21, 2018, the Company entered into an Investor Relations Agreement and issued 50,000 shares of restricted stock, valued at $100,000, for services rendered.

On December 24, 2018, the Company entered into a Marketing and Consulting Agreement and issued 50,000 shares of restricted common stock, valued at $100,000, of which 50,000 shares vest on December 24, 2018 but are earned in monthly installments of 8,333 shares per month pursuant to the terms of the contract. In addition, the Company paid a cash retainer of $7,500.

On December 26, 2018, Robert J. Post, a member of the Company’s Board of Directors, notified the Board of Directors of the Company of his intention to resign from the Board of Directors of the Company to pursue other business opportunities, with such resignation effective on January 24, 2019. Mr. Post does not currently serve on any committees of the Board.

On January 3, 2018, the Company entered into a Consulting Agreement pursuant to which the Company agrees to issue a three-year cashless warrant for the purchase of 125,000 common shares at an exercise price of $2.85 per share, for services rendered.

On January 15, 2019, we and each of the investors in our October 2, 2018 offering of shares and warrants, entered into a First Amendment to Securities Purchase Agreement and Warrants, each of which amended the Securities Purchase Agreement entered into with the investors on September 28, 2018, and the warrants granted to the investors, on October 2, 2018 (the “First Amendment to SPA and Warrants”). Pursuant to the First Amendment to SPA and Warrants, the terms of the Exempt Issuances, described above under “Note 8 – Stockholders’ Equity” – “Common Stock” – “Registered Offering” – “Securities Purchase Agreement”, were revised such that the restriction on us issuing no more than 200,000 shares (subject to adjustment for forward and reverse stock splits and the like), in the aggregate, during any ‘12 month calendar period’ to consultants was amended to provide that such restriction instead applied to any ‘calendar year’. The First Amendment to SPA and Warrants also amended the warrants to provided that the Exempt Issuances, as amended, were also exempt from the anti-dilutive provisions set forth in the warrants.

On January 14, 2019, the Company amended an Investor Relations Agreement to provide additional compensation to the consultant party thereto equal to 50,000 cashless warrants for the purchase of 50,000 common shares at an exercise price of $2.85 per share, expiring December 20, 2020, for services rendered.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on June 13, 2018 are those that depend most heavily on these judgments and estimates. As of November 30, 2018, there had been no material changes to any of the critical accounting policies contained therein.

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

The Company owns an approximately 2.89% and 11% interest in Verus as of November 30, 2018 and February 28, 2018, respectively, which is represented by 44,470,101 Verus Series A Preferred Stock shares. This interest has been written down to zero ($0) as of February 28, 2015.

The Company owns an approximately 13% interest in Nestbuilder.com Corporation (“Nestbuilder”) as of November 30, 2018 and February 28, 2018, which is represented by 49,411 shares of Nestbuilder common stock. This interest has been written down to zero ($0) as of February 28, 2018.

The Company has completed integrating two distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products as we have surpassed 1 million properties in the booking engine.

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

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2018 Compared to the Three Months Ended November 30, 2017

Revenues

Our total revenues increased 29% to $183,153 for the three months ended November 30, 2018, compared to $142,063 for the three months ended November 30, 2017, an increase of $41,090. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations in the fall months, as well as the beginning of the winter season. The Company has completed its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations with significant distributors have been completed, which has not occurred to date. As of November 30, 2018, the NextTrip.com website has been launched while the marketing efforts for both NextTrip.com and tour operations have not commenced.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses decreased 10% to $1,731,977 for the three months ended November 30, 2018, compared to $1,927,516 for the three months ended November 30, 2017, a decrease of $195,539. This decrease was mainly attributable to (i) a decrease in salaries of $163,878 or 32% to $341,549 for the three months ended November 30, 2018, compared to $505,427 for the three months ended November 30, 2017, due to decreases in salaries as a result of the expiration of merit bonuses triggered in employment agreements and a reduction of personnel, and (ii) a decrease in stock-based compensation of $478,068 or 79%, to $125,530 for the three months ended November 30, 2018, compared to $603,418 for the three months ended November 30, 2017, due to a decrease in the number of consultants who were issued stock-based compensation during the period. The aforementioned decreases were offset by (i) an increase in technology and development of $212,109 or 79% to $481,629 for the three months ended November 30, 2018, compared to $269,520 for the three months ended November 30, 2017, as a result of technology and development expenses being capitalized until the platforms were live in June 2017 and being expensed after the platforms went live (i.e., in subsequent periods), and (ii) an increase in general and administrative expenses of $227,487 or 57%, to $627,548 for the three months ended November 30, 2018, compared to $400,061 for the three months ended November 30, 2017, which was due to increases in investor relations consulting fees, bad debt expense associated with the promissory note with Bettwork and professional fees including legal fees associated with our litigation with Verus.

Other Income (Expenses)

Our other income (expenses) include interest expense, interest income and valuation loss on investments.

Our total other expense increased to $549,477 for the three months ended November 30, 2018, compared to total other expenses of $15,856 for the three months ended November 30, 2017, an increase of $533,621. The increase is mainly attributable to an increase in the loss of valuation of investment in Bettwork which increased to $307,142 for the three months ended November 30, 2018, compared to $0 for the three months ended November 30, 2017 (due to the trading price of Bettwork’s common stock declining) and an increase of $14,900 in interest expense to $30,906 for the three months ended November 30, 2018, compared to $16,006 for three months ended November 30, 2017.

Net Loss

We had a net loss of $2,098,301 for the three months ended November 30, 2018, compared to a net loss of $1,801,309 for the three months ended November 30, 2017, an increase in net loss of $296,992 or 16% from the prior period. The increase in net loss was primarily due to increases of (i) $227,487 in general and administrative expenses, and (ii) $212,109 in technology and development expenses. These items were offset by (i) an increase of $41,090 in revenues, (ii) a decrease of $163,878 in salaries and benefits, and (iii) a decrease of $478,068 in stock-based compensation as described in greater detail above.

For the Nine Months Ended November 30, 2018 Compared to the Nine Months Ended November 30, 2017

Revenues

Our total revenues increased 11% to $456,192 for the nine months ended November 30, 2018 compared to $410,907 for the nine months ended November 30, 2017, an increase of $45,285. The increase in sales is mainly due to an increase in the amount of travel trips being fulfilled for our luxury tour operations in the fall months, as well as the beginning of the winter season. The Company has completed its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations with significant distributors have been completed, which have not been completed to date. As of November 30, 2018, the NextTrip.com website has been launched while the marketing efforts for both NextTrip.com and tour operations have not commenced.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, stock-based compensation, technology and development, costs of revenues, as well as selling and promotions expenses.

Our operating expenses decreased 20% to $3,612,339 for the nine months ended November 30, 2018, compared to $4,530,007 for the nine months ended November 30, 2017, a decrease of $917,668. This decrease was mainly attributable to (i) a decrease in salaries and benefits of $476,523 or 31%, to $1,034,357 for the nine months ended November 30, 2018, compared to $1,510,880 for the nine months ended November 30, 2017, due to decreases in salaries as a result of the expiration of merit bonuses triggered in employment agreements and reduction of personnel, and (ii) a decrease in stock-based compensation of $813,735 or 86%, to $133,506 for the nine months ended November 30, 2018, compared to $947,241 for the nine months ended November 30, 2017, due to the decrease in the number of consultants who were issued stock-based compensation during the period. These decreases were offset by an increase in general and administrative expenses of $277,078 or 25%, to $1,392,959 for the nine months ended November 30, 2018, compared to $1,115,881 for the nine months ended November 30, 2017, which was mainly due to increases in investor relations consulting fees, an increase in amortization expense of intangibles as more components of the platforms became active and an increase in professional fees including legal, audit and accounting fees, offset by a decrease in legal fees associated with our litigation with Verus.

Other Income (Expenses)

Our other income (expenses) includes interest expense, gain on sale of investments, valuation gain on investments, interest income, and loss on legal settlement.

Our total other income increased to $5,309,110 for the nine months ended November 30, 2018, compared to total other expense of $181,360 for the nine months ended November 30, 2017, an increase of $5,490,470. The increase is mainly attributable to (i) an increase in net valuation gain, of $382,358 for the nine months ended November 30, 2018, from $0, for the nine months ended November 30, 2017 which is composed of a valuation loss of $657,142 on the common stock shares of Bettwork and a valuation gain of $1,039,500 on 140,000 shares of Monaker common stock that were cancelled for non-performance and previously impaired, and (ii) an increase in gain on sale of assets of $5,060,000 for the nine months ended November 30, 2018, from $0, for the nine months ended November 30, 2017, due to recognition of deferred gains and reserves that were realized when the convertible promissory notes of Bettwork were exchanged for 7 million shares of Bettwork’s common stock. These aforementioned increases were offset by (i) a decrease in interest expense which decreased 64% to $65,619 for the nine months ended November 30, 2018, compared to $181,510 for nine months ended November 30, 2017, (ii) the increase in loss on legal settlements of $46,200 for the nine months ended November 30, 2018, compared to $0 for the nine months ended November 30, 2017, whereby the Company issued 20,000 shares of restricted common stock, valued at $46,200, for settlement of an Advisory Service Agreement and (iii) the fact, that on November 29, 2018, 428,572 shares of Bettwork common stock owned by the Company (which were originally valued at $0.75 per share and had an allocated original value of $321,429) were sold to the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”) at $0.70 per share for a total of $300,000. The allocation of the original acquisition price to the shares purchased by the Monaco Trust resulted in a realized loss on the sale of marketable securities of $21,429 for the nine months ended November 30, 2018, from $0, for the nine months ended November 30, 2017.

Net Income

We had net income of $2,152,963 for the nine months ended November 30, 2018 compared to a net loss of $4,300,460 for the nine months ended November 30, 2017, an increase in net income of $6,453,423 or 150% from the prior period. The increase in net income was primarily due to (i) an increase of $5,060,000 in gain on sales of assets, (ii) an increase of $382,358 in valuation gain, net, (iii) a decrease of $115,891 in interest expense, (iv) a decrease of $476,523 in salaries and benefits, and (v) a decrease of $813,735 in stock-based compensation. These items were offset by an increase in general and administrative expenses of $277,078, each as described in greater detail above.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2019	February 29, 2020	February 28, 2021 and thereafter	Totals
Leases	$18,728	$77,534	$91,107	$187,369
Other	15,717	642	—	16,359
Totals	$34,445	$78,176	$91,107	$203,728

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Liquidity and Capital Resources

As of November 30, 2018, we had $306,234 of cash on-hand, a decrease of $1,298,180, compared to the $1,604,414 of cash on hand we had at the start of fiscal 2018. The decrease in cash was due primarily to the payment of operating expenses and website development costs during the nine months ended November 30, 2018, which were offset by the funds raised on October 2, 2018, of $1.9 million gross ($1.7 million, net) through an offering of securities as described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” - “Note 8 – Stockholders’ Equity” – “Registered Offering” and described below under “Prior Significant Funding Transactions”.

As of November 30, 2018, we had total current liabilities of $1,751,034, consisting of a line of credit facility of $1,193,000 from Republic Bank, accounts payable and accrued expenses of $512,650 and, other current liabilities of $45,384.

We had negative working capital of $1,384,688 as of November 30, 2018 and an accumulated deficit of $108,543,811.

Net cash used in operating activities was $2,545,649 for the nine months ended November 30, 2018, compared to $3,045,319 for the nine months ended November 30, 2017, a decrease of $499,670. This decrease was primarily due to an increase of $6,453,423 in net income, a $508,236 decrease in stock based compensation and consulting fees, and a decrease in accounts payable and accrued expenses of $172,585, which were offset by an increase of $5,060,000 of gain on sale of assets and an increase in valuation gain of $382,358.

Net cash used in investing activities was $850,772 and $245,049 for the nine months ended November 30, 2018 and 2017, respectively which was the result of payments for capitalized website development costs of $960,772 and payments of $230,000 to Bettwork for a Promissory Note, which were offset by proceeds of $300,000 from the sale of shares of Bettwork common stock to the Monaco Trust and proceeds of $40,000 from Bettwork as payment against the $230,000 Promissory Note.

Net cash provided by financing activities decreased $1,080,580 to $2,098,241 for the nine months ended November 30, 2018, compared to $3,178,821, for the nine months ended November 30, 2017. Net cash provided by financing activities for the nine months ended November 30, 2018, was primarily due to proceeds from the issuance of common stock and warrants and the exercise of warrants of $1,712,366, which amount includes the funds raised on October 2, 2018, of $1.9 million gross ($1.7 million, net) through an offering of securities as described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” - Note 8 – Stockholders’ Equity – “Registered Offering” and (as described below under “Prior Significant Funding Transactions”).

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $180,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products and services including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support our operations, if ever. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products and services, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing our business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of November 30, 2018, we had approximately $1.8 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business, our ability to continue as a going concern, and the value of our securities.

Since our inception, we have funded our operations with the proceeds from the private equity financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

Prior Significant Funding Transactions

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

Through September 25, 2018, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), advanced the Company $254,000 to meet operating and capital expenses. The advances were repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On October 2, 2018, we closed the $1.9 million gross ($1.7 million, net) offering of securities as described in greater detail above under “Part I - Financial Information” - “Item 1. Financial Statements” – “Note 8 – Stockholders’ Equity” – “Registered Offering”.

On October 10, 2018, we entered into a Promissory Note with Bettwork, a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matures on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of November 30, 2018 and February 28, 2018 is $190,000 and $0, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of November 30, 2018; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

From October 3, 2018, through November 29, 2018, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), has advanced the Company $176,000 to meet operating and capital expenses. The advances were repaid on December 3, 2018 through funds raised on November 29, 2018, when 428,572 shares of Bettwork common stock owned by the Company were sold to the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”) at $0.70 per share for a total of $300,000 (as discussed in Note 3 – Investment in Equity Instruments). As additional consideration for entering into the Stock Purchase Agreement, the Company granted the Monaco Trust an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable at any time prior to the twenty-fourth (24th) month anniversary of the closing date.

On December 17, 2018, the Company sold 428,572 shares of Bettwork common stock to Charcoal, which entity is owned by Simon Orange, a member of the Board of Directors of the Company at $0.70 per share for a total of $300,000. In addition, for a period of twenty-four months after November 29, 2018, Charcoal shall be provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing. As of November 30, 2018, Bettwork shares closed at $0.65 per share and the Company did not have a contingency for share price greater than $0.70 per share.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of November 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of November 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 14, 2014, a lawsuit was filed by Lewis Global Partners in the Circuit Court for Broward County, Florida CASE NO. LACE 14-005009 alleging that:

●	In or around July 2, 2012 the plaintiff, Lewis Global Partners, LLC (Lewis Global), entered into a Subscription Agreement with us. The Subscription Agreement provided Lewis Global would pay $13,500 in services rendered in consideration for 2,700 shares of Series B Preferred Stock (the “Preferred B Shares”). The-Subscription Agreement also provided Conversion Rights to convert each $5.00 Preferred B Share into either shares of the Company or 100 shares of ‘Next 1 Realty’ (our then wholly-owned real estate division, which subsequently became Verus).
●	On or around June 10, 2013, plaintiff sent a Notice of Conversion to the Company and requested to convert its Preferred B Shares into 270,000 shares of common stock of Verus.
●	The Company failed to deliver the 270,000 shares of common stock of Versus and because at the time of the Notice of Conversion the common stock in Verus was approximately $2.65 per share, the damages Lewis Global alleged are due total $715,500, provided that the value has depreciated significantly since the time of the Notice of Conversion.

Lewis Global has brought claims against us alleging breach of contract and breach of implied covenant of good faith and fair dealing. We plan to vigorously defend against this action and the claims as the subject matter of the contract was not complied with and the contract was considered null and void for non-performance. The case is being strongly contested and is being sent to arbitration. On October 15, 2018, we filed Notice of Lack of Prosecution and Notice of Hearing Pursuant To Florida Rule of Civil Procedure 1.420(e) and an extension was granted to Lewis Global.

On March 28, 2016, the Company was presented with a Demand for Arbitration, pursuant to Rule 4(a) of the American Arbitration Association Commercial Rules of Arbitration, whereby Acknew Investments, Inc. and Vice Regal Developments Inc. (Claimants) are arguing that $700,000 is due to them, even though they have already been paid said amounts through preferred shares that were issued as a guarantee and which Claimants converted into shares of common stock. In connection with the purchase of the stock of the entity that eventually became RealBiz Media Group, Inc. (and subsequently Verus International, Inc.), the Company issued 380,000 shares of Monaker Series D Preferred Stock shares with a value of $1,900,000, which was considered the $1,200,000 value of the stock portion of the purchase price, and was also meant to guaranty the payment of the balance of $700,000. The Company contends that the obligation to pay the $700,000 was extinguished with the conversion of the Monaker Series D Preferred Stock shares into shares of common stock. The date for arbitration has not been set and the Company will vehemently defend its position.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and director, Donald Monaco, our Chairman, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focuses on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent and makes allegations regarding the activities of certain Company executives. The lawsuit alleges and estimates total shareholders losses totaling approximately $20,000,000. The lawsuit stems from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in Verus. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, McLeod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs have since filed a response to. On September 26, 2018, the parties amicably resolved the matter, resulting in the plaintiffs voluntarily dismissing the lawsuit with prejudice as reflected by a Final Order of Dismissal of the court on such date.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978-DLG, as described in greater detail above under “Item 1. Financial Statements (Unaudited)” - “Note 10 - Commitments and Contingencies” – “Legal Matters”. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of November 30, 2018 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of November 30, 2018 and February 28, 2018.

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

The warrants include anti-dilutive rights

The Warrants include anti-dilution rights, which provide that if at any time while the Warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then current exercise price of the Warrants, subject to certain excepted issuances, the exercise price of such Warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be less than $0.57 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended November 30, 2018 the Company issued the following unregistered securities:

Subscriptions

●	On October 2, 2018, the Company entered into a Securities Purchase Agreement with two institutional investors in connection with the sale the Company issued 905,000 shares of common stock at a purchase price of $2.10 per share, or an aggregate of $1,900,500 in gross proceeds. Additionally, for each share of common stock purchased, the Company registered a warrant to purchase eight-tenths of a share of common stock. The Company issued warrants to purchase 724,000 shares of common stock with an initial exercise price of $2.85 per share and will expire in five years, October 2, 2023.

Warrant Exercise

●	On March 1, 2018, we received $385,875 in proceeds and issued Pacific Grove Capital LP, a greater than 10% shareholder of the Company, 147,000 shares of common stock in connection with the exercise of warrants to purchase 147,000 shares of common stock pursuant to the terms of a First Amendment to Warrant.

Consulting Agreement

●	On July 30, 2018, the Company issued 500 shares of restricted common stock via a consulting agreement for consulting services valued at $1,688.
●	On July 31, 2018, the Company issued 2,800 shares of restricted common stock pursuant to a consulting agreement in consideration for consulting services valued at $6,468.
●	On September 1, 2018, the Company entered into an Investor Relations Agreement. Under this agreement, the consultant received 150,000 shares of restricted common stock (fully-earned on September 1, 2018), valued at $315,000, in consideration for investor relations services through October 15, 2019. The shares have piggyback registration rights.
●	On October 16, 2018 and effective September 1, 2018, the Company entered into a Consulting Agreement, pursuant to which the Company issued 3,000 shares of restricted common stock, valued at $6,300, and paid a cash payment of $5,000 for services rendered.
●	On November 1, 2018, the Company amended William Kerby’s, a member of the Board of Directors and Executive of the Company, employment agreement and issued 25,000 restricted bonus common shares of the Company in recognition of past services and accomplishments at a value of $38,500.
●	On November 26, 2018, the Company issued 45,000 restricted common stock pursuant to a consulting agreement in consideration for a consultant providing media management services valued at $58,050.

Other

●	As a result of the reduction in the exercise price of Pacific warrants which was agreed to pursuant to the First Amendment to Warrant, the anti-dilution provisions of the Purchase Agreement entered into between the Company and the purchasers named therein dated July 31, 2017 (the “Purchase Agreement”) and the Purchaser was triggered. The purchasers were issued a total of 4,390 shares of the Company’s restricted common stock valued at $21,247.60, in connection with such anti-dilutive rights.
●	On May 31, 2018 and effective February 28, 2018, Monaker and A-Tech entered into a First Amendment to the Purchase Agreement, to amend the terms of the Purchase Agreement to (a) provide for the acquisition by Monaker of a ‘right to own’ the Property instead of the ownership of the Property itself, as the title to the Property had not been legally transferred as of such date, which ‘right to own’ had an exercise price of $0 and was transferrable and exercisable by the Company at any time, (b) terminate the Construction Obligation, and (c) to correct certain inaccuracies in the original agreement. The First Amendment also required A-Tech to return 210,632 shares of common stock to Monaker for cancellation and were cancelled for non-performance. The First Amendment to the Purchase Agreement had an effective date of November 21, 2017.
●	On June 27, 2018, the Company cancelled 140,000 shares of restricted common stock with a value of $1,039,500 for non- performance pursuant to the terms of the Platform Purchase Agreement.

●	On July 30, 2018, the Company issued 20,000 shares of restricted common stock, valued at $46,200, for settlement of an Advisory Service Agreement.

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

Subsequent to November 30, 2018, and through the filing date of this report, the Company issued the following unregistered securities:

Consulting Agreements and Compensation Shares

●	On December 11, 2018, the Company agreed to issue 50,000 shares of restricted common stock to Simon Orange, a director of the Company, in consideration for past services rendered to the Board, valued at $65,500.
●	On December 11, 2018, the Company agreed to issue 100,000 shares of restricted common stock to Donald P Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $131,000.
●	On December 19, 2018, the Company issued 40,000 shares of restricted common stock to Doug Checkeris, a director of the Company, in consideration for past services rendered to the Board, valued at $52,400.
●	On December 19, 2018, the Company issued 40,000 shares of restricted common stock to Pasquale LaVecchia, in consideration for past services rendered to the Board, a director of the Company, valued at $52,400.
●	On December 19, 2018, the Company issued 15,000 shares of restricted common stock, valued at $30,000, as a result of an Employment Incentive Agreement.
●	On December 21, 2018, the Company entered into a Capital Markets Advisory Agreement and issued 32,000 shares of restricted stock, vesting in quarterly installments of 8,000 shares, with a value of $64,000.
●	On December 21, 2018, the Company entered into an Investor Relations Agreement and issued 50,000 shares of restricted stock, valued at $100,000, for services rendered.
●	On December 24, 2018, the Company entered into a Marketing and Consulting Agreement and issued 50,000 shares of restricted common stock, valued at $100,000, of which 50,000 shares shall vest on December 24, 2018 but remained earned in a monthly installment of 8,333 shares per month, during the term of the contract. In addition, the Company paid a cash retainer of $7,500.
●	On January 3, 2018, the Company entered into a Consulting Agreement pursuant to which the Company agrees to issue a three year cashless warrant for the purchase of 125,000 common shares at an exercise price of $2.85 per share, for services rendered.
●

On January 14, 2019, the Company amended an Investor Relations Agreement to provide additional compensation to the consultant party thereto equal to 50,000 cashless warrants for the purchase of 50,000 common shares at an exercise price of $2.85 per share, expiring December 20, 2020, for services rendered.

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

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended November 30, 2018.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On January 15, 2019, we and each of the investors in our October 2, 2018 offering of shares and warrants, entered into a First Amendment to Securities Purchase Agreement and Warrants, each of which amended the Securities Purchase Agreement entered into with the investors on September 28, 2018, and the warrants granted to the investors, on October 2, 2018 (the “First Amendment to SPA and Warrants”). Pursuant to the First Amendment to SPA and Warrants, the terms of the Exempt Issuances, described above under “Part I - Financial Information” – “Item 1. Financial Statements” – “Note 8 – Stockholders’ Equity” – “Common Stock” – “Registered Offering” – “Securities Purchase Agreement”, were revised such that the restriction on us issuing no more than 200,000 shares (subject to adjustment for forward and reverse stock splits and the like), in the aggregate, during any ‘12 month calendar period’ to consultants was amended to provide that such restriction instead applied to any ‘calendar year’. The First Amendment to SPA and Warrants also amended the warrants to provided that the Exempt Issuances, as amended, were also exempt from the anti-dilutive provisions set forth in the warrants.

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

MONAKER GROUP, INC.

Date: January 17, 2019	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 17, 2019	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

		Incorporated By Reference

Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Date of Report	File No.

1.1	Placement Agency Agreement dated September 28, 2018, by and between Monaker Group, Inc. and Roth Capital Partners, LLC		8-K	1.1	10/2/2018	000-52669
4.1	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018)		8-K	4.1	10/2/2018	000-52669
10.1	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC		8-K	10.3	6/6/2018	000-52669
10.2	Right to Own Acquisition Agreement dated May 31, 2018, by and between Monaker Group, Inc. and Bettwork Industries, Inc.		8-K	10.4	6/6/2018	000-52669
10.3	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries, Inc. to Monaker Group, Inc.		8-K	10.5	6/6/2018	000-52669
10.4	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018		8-K	10.1	7/6/2018	000-52669
10.5	$300,000 Promissory Note dated July 27, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust		8-K	10.1	8/2/2018	000-52669
10.6	$300,000 Promissory Note dated August 23, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust		8-K	10.1	8/23/2018	000-52669
10.7	$1.2 Million Line of Credit with Republic Bank, Inc. dated September 28, 2018		8-K	10.1	10/2/2018	000-52669
10.8	Form of Securities Purchase Agreement dated September 28, 2018, by and between the Company and each investor		8-K	10.2	10/2/2018	000-52669
10.9	Employment Agreement dated October 31, 2018, by and between Monaker Group, Inc. and William Kerby		8-K	10.1	11/2/2018	000-52669
10.10	Guaranty Compensation Agreement dated October 31, 2018, by and between Monaker Group, Inc. and Donald P. Monaco		8-K	10.2	11/2/2018	000-52669
10.11	Stock Purchase Agreement between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust, dated November 29, 2018, relating to the sale of Bettwork Industries Inc. common stock		8-K	10.2	12/6/2018	000-52669
10.12	Stock Purchase Agreement between Monaker Group, Inc. and Charcoal Investment Ltd, dated December 6, 2018, relating to the sale of Bettwork Industries Inc. common stock		8-K	10.2	12/6/2018	000-52669
10.13*	Amended Promissory Note in the amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 19, 2018	X
10.14*	Form of First Amendment to Securities Purchase Agreement and Warrants dated January 15, 2019, by and between Monaker Group, Inc. and the investors party thereto	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
*	Filed herewith.
**	Furnished herewith.

