Form 10-K
period 2019-02-28
Monaker Group, Inc.
filed 2019-06-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-52669

MONAKER GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of formation)	(I.R.S. employer incorporation or identification number)

2893 Executive Park Drive

Suite 201

Weston, Florida 33331

(Address of principal executive offices)

(954) 888-9779

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MKGI	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒   Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2018, based on a closing price of $2.097 was approximately $9,331,978.

As of June 6, 2019, the registrant had 10,713,806 shares of its common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its combined 2019/2020 annual meeting of shareholders (the “2019/2020 Proxy”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019/2020 Proxy will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Where You Can Find Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website (http: //www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Additional information about us is available on our website at www.Monakergroup.com. We do not incorporate the information on or accessible through our websites into this filing, and you should not consider any information on, or that can be accessed through, our websites as part of this filing.

In this Annual Report, we may rely on and refer to information regarding the global vacation rental industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

PART I

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest) and Voyages North America, LLC (72.5% interest which was sold in August 2017).

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

Overview

Summary

Monaker Group, Inc. and its subsidiaries operate online marketplaces. We believe the most promising part of our business plan is the incorporation of Monaker’s proprietary white label Booking Engine and sizeable alternative lodging rental (ALR) properties into well-established marketplaces (i.e. a business-to-business (B2B) model) thereby facilitating easy access of alternative lodging rentals inventory to contracted global distributor partners.

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing large travel distributors via a B2B model, our ALR inventory.

Additionally, we plan to provide a superior platform to assist property managers in booking, and broadening the market for, their homes. The Company serves three major constituents: (1) property managers, (2) travelers, and (3) other travel/lodging distributors. Property managers integrate their detailed property listings into the Monaker Booking Engine with the goal of reaching a broad audience of travelers seeking ALRs, through distribution channels they could not access otherwise.

All of Monaker’s ALRs, also commonly referred to as Vacation Rentals are:

i)	Controlled by Property Management Companies. This is a key point of differentiation for Monaker, as the sole focus of Property Management Companies is to rent and service their properties, unlike an individual home owner who often rents their property on a casual or part-time basis. We believe working with property managers results in four key benefits:

All properties are Instantly Bookable (all Property Management Company inventory is integrated into Monaker’s Booking Engine allowing for instant confirmations);

Higher levels of service for renters (property managers are full-time operators);

Higher Quality Assurance (property managers generally have an incentive to eliminate trouble properties); and

Certified Rentable (most property managers are licensed and bonded requiring them to ensure properties are “legal to rent” and are further responsible for paying required taxes on behalf of homeowners.

ii)	Exclusively Individual Units. Our vacation homes and residential resort units are never shared, nor do we rent rooms in homes like other ALR companies. All ALR inventory is fully furnished privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property managers rent to the public on a nightly, weekly or monthly basis.

We believe that Monaker’s B2B model of supplying its significant ALR inventory directly to well-established travel distributors has three key benefits being:

Monaker avoids the need to market and try and develop its own direct to consumer brand (which can be expensive). Instead it is able to supply product into well established distribution websites that already have significant customer traffic and bookings.

Monaker has positioned itself uniquely in the ALR sector - which is one of the fastest growth segments within the travel industry. ALR inventory provides a key solution to traditional travel distributors. According to a January 3, 2017 article by Kevin May, the Editor In Chief of PhocusWire, as posted on Tnooz.com (“Private accommodation travel bookings to reach $106 billion by 2018”), it is estimated that roughly 1 out of 5 lodging accommodations in 2018 was an ALR transaction and by most accounts this growth is continuing to accelerate.

Monaker B2B ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means they risk losing their consumers to other ALR sites. By integrating Monaker’s ALR inventory in a “White Label” solution alongside their existing travel products (i.e., Air/Car/Hotel/Cruise/Tour bookings) it solves a key issue by allowing traditional travel distributors the ability for their customers to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially losing the entire booking.

Monaker’s Direct to Consumer Websites

Monaker has established a direct to consumer presence though a number of websites. While these sites are anticipated to represent a minor portion of the Company’s revenues moving forward, they do perform two very important functions, being:

The direct to consumer platforms are used for demonstration purposes to show traditional travel companies how ALR products could be integrated into their platforms, and

The sites allow consumers to bundle specialty vacation tours and other offerings with ALR products.

These sites include NextTrip.com, providing access to airline, car rental, lodgings and activities products and, includes our ALR offering which will unite travelers seeking ALRs located in countries around the world and NextTrip.biz (under development) which, when fully operational, will provide a complete tracking solution for business travel as well as discounted air, car, hotel and access to ALR products for business travelers.

Another one of our marketplaces, Maupintour.com, provides concierge tours and activities at destinations and our other marketplace, EXVG.com, provides our high-end ALR offering. Our online marketplaces are discussed in greater detail below.

NextTrip.com, NextTrip.biz, Maupintour.com and EXVG.com provide both ALR products and auxiliary services directly to consumers, so travelers can purchase compete vacation packages. NextTrip.com, NextTrip.biz, Maupintour.com and EXVG.com (as well as with distributors) allow travelers to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

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

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, and other travel products such as sightseeing tours, shows and event tickets, and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In February 2018, the Company introduced its new travel platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer’s experience and assisting them in the decision and purchasing process.

The platform is a licensed technology that through our proprietary technology, allows our users to search large travel suppliers of alternative lodging inventories and present consumers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

In March 2018, the Company introduced Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts. Moving forward, we plan for Travelmagazine.com to become a central hub of information for travelers who are looking to get detailed information on destinations all around the world. We also plan to move Travelmagazine.com from having content created by a team of staff writers, to a team of worldwide writers who will contribute content to the page for publication in the future, funding permitting. The website is planned to be supported by advertising and allow for promotion of both ALR and Maupintour vacation products.

The Company sells its travel services through various distribution channels. The primary distribution channel is through its business-to-business (B2B) channel partners which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own websites at NextTrip.com and NextTripVacations.com, through the NextTrip mobile application (“app”) and Nexttrip.biz. Additionally we offer specialty travel services via our websites, EXVG.com and Maupintour, targeting high value inventory to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings.

Monaker’s core holdings include NextTrip.com, NextTripVacations.com, NextTrip.biz, Maupintour.com and EXVG.com. NextTrip.com and NextTripVacations.com are the primary consumer websites, where travel services and products are booked. The travel services and products include tours; activities/attractions; airlines; hotels; and car rentals and where ALRs are booked as well. Maupintour complements the Nextrip.com and NextTripVacations.com offerings by providing high-end tour packages and activities/attractions. EXVG.com is a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.biz is targeted at small to midsized businesses offering them a customized travel solution for business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and the option for a “self-branded” website.

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

The average ALR search and booking takes a few hours while the average vacation planning process typically involves the consumer visiting up to seven travel websites and spending over 10 hours to book their vacation (according to Susan Ho, Founder of Journy). We believe the NextTrip.com website using the above features should reduce ALR/Vacation planning time from hours to minutes all with the convenience of one site (truly “Travel Made Easy”).

Products and Services for Property Owners and Managers

Listings. Property owners and managers are able to list a property, with no initial upfront fees, and provide those listings to us at a negotiated preferential rate for traveler bookings generated on our websites. Listings that are ‘real-time online bookable’ properties will be managed by the property owner or manager through an application program interface (API) which will provide real-time updates to each property and immediately notify the property owner or manager of all information regarding bookings, modifications to bookings and cancellations of bookings. Information such as content, descriptions and images are provided to us through that API.

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

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace NextTrip.com provides travelers with tools to search for and filter several travel products including air, car, accommodations (including ALRs) and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords. NextTripVacations.com provides travelers access to our entire listing of ALRs; only lodgings are presented on this website.

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

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products as we have surpassed 2.5 million properties in the booking engine.

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

For a discussion of the risks attendant to the highly competitive nature of our market, see the information under the heading “Part I” – “Item 1A. Risk Factors” – below under the caption “The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.”

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

Research and Development

We have developed proprietary systems to create, maintain and operate our websites. This technology consists of systems developed by internal and third party designers, developers and engineers and software acquired or licensed from outside developers and companies. Our systems are designed to serve other property distributors, property owners, managers and travelers in an automated and scalable fashion. Costs associated with our research and development were included as capitalized development costs or, included in several expenses including technology and development, salaries and benefits and in general and administrative expenses.

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

The primary web properties are:

●	monakergroup.com
●	nexttrip.com (and nextrip.com)
●	nexttripvacations.com
●	nexttrip.biz
●	maupintour.com

●	exvg.com (and extraordinaryvacations.com)
●	travelmagazine.com

Please see the information under the heading “Part I” – “Item 1A. Risk Factors” – below, under the heading, “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Recent Events Through Year-End

On July 28, 2018, Monaker borrowed $200,000 from the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and a member of the Board of Directors of the Company. The loan is evidenced by a Promissory Note in the amount of up to $300,000 (the “Monaco Trust Note”). The amount owed pursuant to the Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Monaco Trust Note contains standard and customary events of default. On September 4, 2018, we borrowed the remaining $100,000 balance on the Monaco Trust Note. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018 (discussed below under 2018 Registered Offering).

On August 14, 2018, William Kerby, the Chief Executive Officer of the Company loaned the Company $20,000, which was evidenced by a Promissory Note dated August 14, 2018. The loan is evidenced by a Promissory Note in the amount of $20,000 (the “Kerby Note”). The amount owed pursuant to the Kerby Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Kerby Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018 (discussed below under 2018 Registered Offering).

On August 23, 2018, Monaker borrowed $300,000 from the Monaco Trust. The loan is evidenced by a Promissory Note in the amount of $300,000 (the “2nd Monaco Trust Note”). The amount owed pursuant to the 2nd Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The 2nd Monaco Trust Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018 (discussed below under 2018 Registered Offering).

Through September 25, 2018, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), advanced the Company $254,000 to meet operating and capital expenses. The advances were repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018 (discussed below under 2018 Registered Offering).

2018 Registered Offering

On September 28, 2018, we entered into a Securities Purchase Agreement with two institutional investors (collectively, the “Investors” and the “Securities Purchase Agreement”), in connection with the sale by the Company to the Investors of 905,000 shares of common stock (the “Shares”) at a purchase price of $2.10 per share (an aggregate of $1,900,500 in gross proceeds) (the “Offering”). Additionally, for each share of common stock purchased by an Investor, such Investor was to receive from the Company a registered warrant to purchase eight-tenths of a share of common stock (warrants to purchase 724,000 shares of common stock in aggregate)(the “Warrants”, and collectively with the Shares, the “Securities”). The warrants had an initial exercise price of $2.85 per share and expire five years from the date of issuance. Each Investor agreed to purchase 452,500 Shares and 362,000 Warrants in the Offering.

Roth Capital Partners, LLC, served as sole placement agent for the transaction. After the placement agent fees and estimated offering expenses payable by the Company, the Company received net proceeds of approximately $1.7 million.

The Company used the net proceeds from the offering for general corporate purposes, including working capital and other general and administrative purposes, and to repay certain outstanding indebtedness.

The transactions contemplated by the Securities Purchase Agreement and the sale of the securities closed on Tuesday, October 2, 2018.

Pursuant to the Securities Purchase Agreement, until the twelve (12) month anniversary of the closing date of the sale of the Securities, October 2, 2018 (the “Closing Date”), upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (i.e., securities convertible or exercisable for common stock), for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), we agreed to provide each Investor a right to participate in an amount of up to 17.5% (35% in aggregate) of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing, subject to terms and conditions of the Securities Purchase Agreement. The participation rights do not apply to any Exempt Issuance (defined below).

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

Warrants - Registered Offering

Each Warrant had an initial exercise price of $2.85 per share (now $2.00 per share due to certain dilutive issuances). The Warrants are exercisable beginning any time after the grant date (October 2, 2018) and ending five years following the date of grant (October 2, 2023). The Warrant holders are entitled to a “cashless exercise” option if, at any time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of common stock issuable upon exercise of the Warrants.

The Warrants also include anti-dilution rights, which provide that if at any time the Warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be less than $0.57 per share. As of February 28, 2019, the 724,000 warrants had an exercise price of $2.85 per share.

Bettwork Industries Inc. Promissory Note

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provides for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of February 28, 2019 and February 28, 2018 is $190,000 and $0, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of February 28, 2019; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

Sale of Shares of Bettwork Industries Inc. Common Stock to Directors

On November 29, 2018 and December 6, 2018, we entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and the Chairman of the Board of Directors of the Company; and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company agreed to sell each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork, which the Company then held (out of the 7 million shares of restricted common stock obtained by the Company pursuant to that certain Debt Conversion Agreement entered into with Bettwork, dated July 3, 2018, as previously disclosed) for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-fourth (24th) month anniversary of the closing date of the applicable Stock Purchase Agreement.

Advances from Officers

From October 3, 2018, through February 28, 2019, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), has advanced the Company $607,000 to meet operating and capital expenses. $491,000 of the advances were repaid through February 28, 2019 for a balance due Mr. Jimenez of $116,000 as of February 28, 2019. In March 2019, Mr. Jimenez advanced the Company an additional $328,000 and, in April 2019, Mr. Jimenez advanced the Company an additional $112,000 for a total of $440,000 of which $250,000 was repaid on March 28, 2019. In summary, Mr. Jimenez has advanced the Company $1,047,000 for operating and capital expenses of which $741,000 has been repaid which amounts to a balance due to Mr. Jimenez of $306,000 as of April 29, 2019. The amount advanced was repaid on April 29, 2019, from funds raised in the Underwritten Offering (defined below).

Loan from Director

On July 28, 2018, Monaker borrowed $200,000 from the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and a member of the Board of Directors of the Company. The loan is evidenced by a Promissory Note in the amount of up to $300,000 (the “Monaco Trust Note”). The amount owed pursuant to the Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Monaco Trust Note contains standard and customary events of default. On September 4, 2018, we borrowed the remaining $100,000 balance on the Monaco Trust Note. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018 (discussed above in Registered Offering).

On February 4, 2019, the Company borrowed $150,000 from the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company (the “Monaco Trust”). The loan is evidenced by a Promissory Note in the amount of up to $700,000 (the “Monaco Trust Note”). The amount owed pursuant to the Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and is due and payable on February 1, 2020, provided that the note may be prepaid at any time without penalty. The Monaco Trust Note contains standard and customary events of default. The balance of the Monaco Trust Note ($550,000) can be accessed by the company at any time over the next 12 months with the approval of Mr. Monaco. On February 14, 2019, the Company borrowed an additional $200,000 from the Monaco Trust under the Note and on March 27, 2019, the Company borrowed an additional $250,000 from the Monaco Trust under the Note for a total borrowed from the Monaco Trust Note of $600,000 and a remaining balance of $100,000 which can be accessed by the Company at any time prior to the maturity date of the Note. The loan was repaid on April 29 2019, from funds raised in the Underwritten Offering (discussed below).

Recent Transactions Which Occurred After FYE 2019

Director Exercise of Warrants

On March 5, 2019, a First Amendment to Warrant agreement (the “Amendment”) between Monaker Group, Inc. (the “Company”, “we” and “us”) and the Donald P. Monaco Insurance Trust (the “Trust”), which is beneficially owned by Donald P. Monaco, the Chairman of the Board of Directors of the Company, became effective and binding on the parties. Pursuant to the Amendment, the Company and the Trust agreed to reduce the exercise price of warrants to purchase 35,750 shares of common stock of the Company which were acquired by the Trust pursuant to the Common Stock and Warrant Purchase Agreement entered into between the Company and the purchasers named therein (including the Trust) dated July 31, 2017 and in consideration for liquidated damages due pursuant to the terms thereof, from $5.23 per share to $2.85 per share, in consideration for the Trust’s immediate exercise of such warrants for cash.

Total consideration received by the Company from the exercise of the 35,750 warrants exercised by the Trust was $101,887.50.

Loan from Officer

On April 3, 2019, the Company borrowed $125,000 from William Kerby, the Chief Executive Officer and member of the Board of Directors of the Company. The amount borrowed was evidenced by a Promissory Note dated April 3, 2019. The amount borrowed pursuant to the note accrues interest at 12% per annum (18% upon the occurrence of an event of default) and was due and payable on April 30, 2019, provided that Mr. Kerby agreed to extend the due date pending the receipt of funds from the Underwritten Offering. The loan was repaid on May 2, 2019, from funds raised in the Underwritten Offering (discussed below).

Bettwork Note Amendment

On March 12, 2019, and effective on February 28, 2019, we and Bettwork entered into a First Amendment to Amended Promissory Note (the “Note Amendment”), which amended that certain Amended Promissory Note dated October 19, 2018, in the initial amount of $230,000, evidencing amounts owed pursuant to the October 10, 2018 Bettwork Note, described above. The Note Amendment amended the Bettwork Note to: (a) extend the maturity date thereof from February 28, 2019 to August 31, 2019; (b) provide Monaker the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations); and (c) provide that Bettwork is required to provide Monaker at least 10 days written notice before any prepayment of the Bettwork Note. The Note Amendment also included a beneficial ownership limit, prohibiting Monaker from converting the Bettwork Note, if doing so would result in Monaker (together with its affiliates and/or any persons acting as a group together with Monaker) beneficially owning more than 19.99% of Bettwork’s outstanding common stock after giving effect to such conversion, provided that, at the election of Monaker and with at least 61 days’ written notice to Bettwork, such beneficial ownership limitation may be decreased (but not increased) to whatever percentage Monaker shall determine. The Bettwork Note had a balance of $190,000 at the time of the parties’ entry into the Note Amendment. Interest and principal have been paid through the date of the original maturity (in the amount of $40,000 of principal and $9,255 of interest as of February 28, 2019) and this Note Amendment is an extension to pay the principal, under the same terms and conditions as the Bettwork Note.

The Bettwork Note bears interest at the rate of 12% per year, payable on maturity. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum, is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provides for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker.

Inducement Agreement

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus International, Inc., formerly Realbiz Media Group, Inc. (“Verus” and the “Inducement Agreement”).

Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held, and continue to hold, 44,470,101 shares of, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock (valued at approximately $2.2 million, based on a current trading price of Verus’ common stock of approximately $0.015 per share), following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, American Stock Transfer & Trust Company, LLC and NestBuilder.com Corp. executed on or about December 22, 2017, as previously disclosed.

The designation of the Series A Preferred Stock, as amended, includes a 9.99% beneficial ownership limitation, preventing the Company from converting such Series A Preferred Stock into common stock of Verus (and reducing the voting rights of such preferred stock proportionally), if upon such conversion, the Company, its affiliates and/or any group which it is a part of, would own greater than 9.99% of Verus’ common stock (the “Ownership Blocker”).

Underwritten Offering

On April 25, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with the several Underwriters named in the Underwriting Agreement (the “Underwriters”) for whom Roth Capital Partners, LLC acted as representative, relating to the public offering, issuance and sale by the Company of 870,000 shares of common stock, at an offering price to the public of $2.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 130,500 shares of common stock which was exercised by the Underwriters. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-224309), that was filed with the SEC, including the related prospectus, dated April 17, 2018, as supplemented by a prospectus supplement dated April 25, 2019.

The Underwriters sold 75,000 shares of common stock to an entity controlled by Donald P. Monaco, a director and chairman of the Company’s board, 100,000 shares of common stock to Simon Orange, a member of the Company’s board, and 25,000 shares of common stock, to William Kerby, our Chief Executive Officer and member of the Company’s board, at the $2.00 per share public offering price.

In total, the Company sold 1,000,500 shares of common stock in the offering and net proceeds disbursed to the Company from the offering were $1.785 million, after deducting the underwriting discount (7%) and expenses of the underwriters.

Pursuant to the Underwriting Agreement, we agreed, subject to certain exceptions, until July 24, 2019 (a period of 90 days after the date of the offering), not to offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of our equity or equity equivalent securities.

As a result of the offering, the exercise price of the warrants to purchase 724,000 shares of common stock granted as part of the Company’s October 2, 2018 registered offering were automatically adjusted from $2.85 per share to $2.00 per share.

Employees

We employed 8 full-time employees at February 28, 2019. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly in the development and technology tasks. Our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers, and other technical staff.

Segments

We operate as one operating segment consisting of products and services related to our online marketplace of travel services. For a discussion of revenue, net income and total assets, see “Part II” – “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Our travel services are composed of the following services:

●	NextTrip.com is a travel portal that provides travelers with the ability to obtain flights, car and lodging rentals through third party relationships as well as a vast array of activities for entertainment while at their destinations. NextTrip.com will promote ALRs in its lodging offering which includes vacation homes and unused timeshare properties.
●	NextTripVacations.com is a vacation home platform for vacation home rentals that is available to other Distributors and allows other travel distributors to have access to real-time on-line bookable ALRs which are then presented to their customers. This platform presents, through our proprietary API, a diverse portfolio of properties.

●	Tours and activities are the focus of Maupintour.com. Maupintour is one of the oldest luxury tour companies in North America serving travel agents around the world. Maupintour has over 65 years’ experience with creating tours and activity-focused trips, from private tours of the Vatican to bicycling in the Alps to wine-tasting in Italy.
●	A timeshare resort rental platform is incorporated into NextTrip.com which expands the traditional “alternative lodging” definition to include higher-end resort units. This allows consumers to search and book from hundreds of thousands of vacant timeshare units. This vacant inventory is global with a large portion in 4 and 5 star hotels and resorts. Consumers can book resort properties, in real-time, at significant discounts and without fear of any timeshare Membership solicitation. Additionally, the platform, in the near future, is planned to provide timeshare Property Managers/Developers/Owners a complete management tool. This will allow them to add and edit their own properties, monitor inventory bookings and rent properties that would have previously been vacant.
●	A library of travel footage shot in many countries around the world. There are many clips of hotels, resorts, cruise and destination activities that are used in the creation of travel videos that are presented on NextTrip blog.
●	NextTrip.biz is an active, internet based, corporate booking solution as a standalone platform for business owners to be able to sign up, create accounts for employees, control expenditures, add markups, and manage overall business travel.
●	Travelmagazine.com is an online travel publication with the aim of giving travelers around the world inspiration for where to go next. The publication offers written articles, videos, and podcasts.

Other Investments

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc and NestBuilder.com Corp

We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2019 and February 28, 2018, Monaker owned 44,470,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock. This interest was written down to zero ($0) as of February 28, 2015.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG in the United States District Court for the Southern District of Florida. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of February 28, 2019 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of February 28, 2019 and February 28, 2018.

As of its most recent periodic report filing, its Quarterly Report on Form 10-Q for the quarter ended January 31, 2019, as of January 31, 2019, Verus has 1,500,000,000 shares of common stock outstanding, 44,570,101 shares of Series A preferred stock outstanding and 160,000 shares of Series C preferred stock outstanding. The Company’s 44,470,101 shares of Series A preferred stock represent an approximately 2.88% interest in Verus (provided that as of January 31, 2019, Verus had no authorized but unissued shares of common stock available for future issuance).

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus. Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held, and continue to hold, 44,470,101 shares of Series A Preferred Stock, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock, following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, American Stock Transfer & Trust Company, LLC and NestBuilder.com Corp. executed on or about December 22, 2017, as previously disclosed. The designation of the Series A Preferred Stock, as amended, includes a 9.99% beneficial ownership limitation, preventing the Company from converting such Series A Preferred Stock into common stock of Verus (and reducing the voting rights of such preferred stock proportionally), if upon such conversion, the Company, its affiliates and/or any group which it is a part of, would own greater than 9.99% of Verus’ common stock (the “Ownership Blocker”).

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus International, Inc., formerly Realbiz Media Group, Inc. (“Verus” and the “Inducement Agreement”). Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held, and continue to hold, 44,470,101 shares of, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock (valued at approximately $2.2 million, based on a current trading price of Verus’ common stock of approximately $0.015 per share), following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, American Stock Transfer & Trust Company, LLC and NestBuilder.com Corp. executed on or about December 22, 2017, as previously disclosed.

On April 16, 2019, Verus filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation, as amended, to increase its authorized common stock from 1,500,000,000 shares to 7,500,000,000 shares and to decrease the par value of its common stock and preferred stock from $0.001 per share to $0.000001 per share. On April 23, 2019, Verus issued us the 152,029,899 shares of common stock.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTCQB: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in “Part II” – “Item 15. Exhibits, Financial Statement Schedules” – “Note 3 – Notes Receivable”), which were entered into with Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

On November 29, 2018 and December 6, 2018, the Company, entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”); and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company (“Charcoal”), respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company agreed to sell each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork, which the Company then held (out of the 7 million shares of restricted common stock obtained by the Company pursuant to that certain Debt Conversion Agreement entered into with Bettwork, dated July 3, 2018, as previously disclosed) for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-four (24) month anniversary of the closing date of the applicable Stock Purchase Agreement.

As of August 31, 2018, the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through February 28, 2019.

On November 29, 2018, 428,572 shares of Bettwork common stock owned by the Company (which were originally valued at $0.75 per share as described in the paragraph above, had an allocated original value of $321,429, which had been reduced to $300,000 when the shares were revalued on August 31, 2018, as discussed above) were sold at $0.70 per share for a total of $300,000 as discussed above. The allocation of the original acquisition price to the shares purchased by the Monaco Trust resulted in a realized loss on the sale of marketable securities of $21,429. In addition, for a period of twenty-four months after November 29, 2018, the Monaco Trust was also provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing.

On December 6, 2018, 2018, effective November 29, 2018, 428,572 shares of Bettwork common stock owned by the Company (which were originally valued at $0.75 per share as described in the paragraph above, had an allocated original value of $321,429, which had been reduced to $300,000 when the shares were revalued on August 31, 2018, as discussed above) were sold to Charcoal at $0.70 per share for a total of $300,000 (as discussed above). The allocation of the original acquisition price to the shares purchased by Charcoal resulted in a realized loss on the sale of marketable securities of $21,429. In addition, for a period of twenty-four months after November 29, 2018, Charcoal was also provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing.

On February 28, 2019, the shares of Bettwork’s common stock were trading at $1.24 per share which increased the fair value of the 6,142,856 shares of Bettwork common stock to $7,617,414 and caused an accumulated fair value gain of $2,988,572 ($2,945,714 plus $21,429 loss allocated to Monaco Trust plus $21,429 loss allocated to Charcoal) to be realized. The change in fair value of $2,988,572 is recognized in net income as other income, valuation gain, net, as a valuation gain as of February 28, 2019.

As of February 28, 2019, Bettwork shares of common stock closed at $1.24 per share and the Company has a contingency for share price greater than $0.70 per share of $1,080,000 which represents a contingency to Monaco Trust of $540,000 and Charcoal of $540,000.

Pursuant to the Bettwork quarterly filing on OTC Markets for the quarter ended February 28, 2019, Bettwork has 37,682,256 shares of common stock issued and outstanding of February 28, 2019. The Company’s ownership of 6,142,856 shares of common stock represents a 16.3% interest in Bettwork as of February 28, 2019.

Recruiter.com Group, Inc., formerly Truli Technologies Inc (OTCQB: RCRT).

On August 31, 2016, we entered into a Marketing and Stock Exchange Agreement with Recruiter.com (“Recruiter”). The Agreement required Monaker to issue to Recruiter 75,000 shares of Monaker common stock in exchange for 2,200 shares of Recruiter common stock. Also, Monaker issued to Recruiter an additional 75,000 shares of Monaker common stock for marketing initiatives within the Recruiter platform. In essence, Monaker issued 75,000 shares of its common stock to purchase 2,200 shares of Recruiter and, Monaker issued an additional 75,000 shares of its common stock as a prepayment for marketing and advertising within the Recruiter platform. Recruiter was at that time a private company with a platform that companies and individuals use for employment placements.

On January 15, 2019, pursuant to an Agreement and Plan of Merger / Merger Consideration, Truli Technologies Inc, which subsequently changed its name to Recruiter.com Group, Inc. (OTCQB: RCRT) (“Recruiter.com”) acquired Recruiter and Monaker exchanged its 2,200 shares in Recruiter for 11,141,810 shares of Recruiter.com common stock and, as of February 28, 2019, each share of Recruiter.com’s common stock was valued at $0.043. Therefore, as of February 28, 2019, the 11,141,810 shares of Recruiter.com common stock were valued at $479,098 which is included in the valuation gain as of February 28, 2019.

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

As of February 28, 2019, and February 28, 2018, the Company had an accumulated deficit of $106,398,211 and $110,696,774, respectively. Net income for the year ended February 28, 2019, amounted to $4,298,563, which is mostly attributable to $5,250,000 of gain on sales of assets (a one-time transaction) and $4,528,596 of valuation gain on marketable securities (a non-cash item). Our travel operations generated a gross profit of $104,373. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

We currently have a monthly cash requirement of approximately $320,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully- implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity. As of February 28, 2019 and February 28, 2018, we had $2,280,199 and $1,727,324, respectively, of current liabilities.

Since our inception, we have funded our operations with the proceeds from equity financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

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

The $190,000 owed to us under Secured Convertible Promissory Note due from Bettwork Industries Inc., may not be repaid timely, if at all.

Bettwork, a related party owes us $190,000 pursuant to a promissory note. The Bettwork Note bears interest at 12% per year and is due on August 31, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. Additionally, we have the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations). Bettwork may not pay the Bettwork Note when due and we may never collect on amounts owed thereunder.

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

We anticipate that moving forward, most of our revenue will be generated when ALRs are booked by either customers to our website or, by customers to distributors we provide ALRs to (“Distributors”). Our revenue will be the difference between the funds received from our customers and distributors versus the net amount owed to the property owner / manager at the time of booking. Accordingly, our success primarily depends on our ability to attract owners, managers and travelers to NextTrip.com, NextTripVacations.com, Maupintour.com and to Distributors. If property owners and managers choose not to market their ALRs through our websites, or instead list them with a competitor, we may be unable to offer a sufficient supply and variety of ALRs to attract travelers to our websites. Similarly, our volume of new and renewal listings may suffer if we are unable to attract travelers to our websites or, to the Distributors. As a result of any of these events, the perceived usefulness of our online marketplace and the relationships with Distributors may decline, and, consequently, it could significantly decrease our ability to generate revenue and net income in the future. As a result, the value of our securities may decline in value or become worthless.

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

Our revenues and results of operations are subject to the ability of our distributors and partners to integrate our ALRs with their websites, and the timing of such integrations.

The integration of our ALRs with our distributors’ and partners’ websites is complicated, and may involve various software components and application program interfaces (APIs). The ALR listings of our distributors and partners may be formatted differently or stored differently and may require modifications in order to receive and display our ALR properties correctly.

The timing of the integration of our distributors’ ability to access our ALR offerings stored in the Monaker Booking Engine is significantly dependent on the ability of such distributors to implement processes, procedures and in some cases, software or systems to integrate with our API, which will enable them to list our ALRs on their websites. We have little to no control over those processes, or the timing of such integrations.

Our future revenues and results of operations are substantially dependent on the timing of those integrations and in some cases the willingness of our distributors and partners to undertake additional steps and processes in order to provide us what we need, and in the form that we need, to implement such integrations. The failure of our partners and/or distributors to undertake the actions required so that we can successfully integrate our offerings, and/or any delay in such integrations, may have a negative effect on our revenues and results of operations and cause the value of our common stock to decline in value.

Our business will depend substantially on property owners and managers renewing their listings.

Our business will depend substantially on property owners and managers renewing their listings. Significant declines in our listing renewals could harm our expected operating results. Property owners and managers will generally market their vacation rentals on our websites with no obligation to renew. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors. These factors include property owners’ decisions to sell or to cease renting their properties, their decisions to use the services of our competitors, or their dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew listings if we cannot generate a large number of travelers who book vacation rentals through our marketplace and/or through our distributors. As a result, our revenue may decline and our results of operations may be negatively affected.

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

We have four platforms, a library of travel footage, equity investments in Verus International, Inc. (44,470,101 shares of Series A Preferred stock plus, subsequent to February 29, 2019, 152,029,899 shares of Verus’ common stock), NestBuilder.com Corporation (49,111 shares of common stock), Bettwork Industries Inc. (6,172,856 shares of common stock) and Recruiter.com Group, Inc. (11,141,810 shares of common stock). The businesses we have acquired, or invested in, may not perform as well as we expect. Failure to manage and successfully integrate acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

Our future mergers and acquisitions, if any, will involve numerous risks, including the following:

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

In addition, the market for online ALRs is relatively new and, in many territories, is unproven with little data or research available regarding the market and industry. It is uncertain whether the ALR market in many territories will continue to develop or if our services will achieve and sustain a level of demand and market acceptance sufficient for us to generate revenue, net income and cash flow growth, at anticipated levels or at all; we may need to focus on, or offer, different types of products and services in order to remain competitive. Our success will depend, to a substantial extent, on the willingness of property owners and managers to use commercial online rental property listing services. Some property managers have developed (and use) their own proprietary online listing services and, therefore, may be reluctant or unwilling to use our services to market their properties. Furthermore, some travelers and property owners and managers may be reluctant or unwilling to use online listing services because of concerns regarding the security of data, the potential for fraudulent activity, including phishing, or the integrity of the online marketplace. If property owners and managers do not perceive the benefits of marketing their properties online, then our market may not develop as we expect, or it may develop more slowly than we expect, either of which could significantly harm our business and operating results. Moreover, our success will depend on travelers’ use of our distributors, as well as our own, online marketplace to search, locate and rent vacation rentals, which will depend on their willingness to use the Internet and their belief in the integrity of the websites. In addition, since we operate in unproven and unstudied markets, we have limited insight into trends that may develop in those markets and may affect our business. We may make errors in predicting and reacting to other relevant business trends, which could harm our business.

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

We are party to employment agreements with our Chief Executive Officer, William Kerby, and our Chief Financial Officer and Chief Operating Officer, Omar Jimenez. Mr. Kerby’s employment agreement remains in effect indefinitely until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated pursuant to the terms of the agreement.

The agreement includes a non-compete provision, prohibiting Mr. Kerby from competing against the Company during the term of the agreement and for a period of 12 months after termination thereof (subject to certain exceptions), in any state or country in connection with (A) the offer of Alternative Lodging Rental properties (Vacation Home Rentals) which are distributed on a Business to Business Basis; (B) the commercial sale of specialty products sold by the Company during the six (6) months preceding the termination date; and (C) any services the Company commercially offered during the six (6) months prior to the termination date (collectively, the “Non-Compete”).

In the event of termination of the agreement for death or disability by Mr. Kerby without good reason (defined in the agreement), or for cause (defined in the agreement) by the Company, Mr. Kerby is due all consideration due and payable to him through the date of termination. In the event of termination of the agreement by Mr. Kerby for good reason or the Company for any reason other than cause (or if Mr. Kerby’s employment is terminated other than for cause within six (6) months before or twenty-four (24) months following the occurrence of a change of control (defined in the agreement) of the Company), Mr. Kerby is due all consideration due and payable through the date of termination; a lump sum payment equal to twelve (12) months of base salary; continued participation in all benefit plans and programs of the Company for twelve (12) months after termination (or at the option of the Company, reimbursement of COBRA insurance premiums for substantially similar coverage as the Company’s plans); and the Non-Compete will not apply to Mr. Kerby.

Omar Jimenez, our Chief Financial Officer and Chief Operating Officer, entered into an employment agreement, dated January 4, 2016. If the agreement is terminated by Mr. Jimenez for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Jimenez’s death or disability, Mr. Jimenez is due two calendar months of severance pay; if the agreement is terminated due to Mr. Jimenez’s disability, Mr. Jimenez, is due compensation through the remainder of the month during which he was terminated. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Jimenez for good reason or a termination by the Company other than for cause or disability.

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

We agreed to pay certain fees to Mr. William Kerby, our Chief Executive Officer and director, and Mr. Donald P. Monaco, our Chairman, in consideration for such individuals guarantying, and continuing to guaranty, certain of our obligations.

Pursuant to Mr. Kerby’s employment agreement, as additional consideration for Mr. Kerby having entered into numerous personal guarantees with the Airline Reporting Commission, sellers of travel services, merchant providers, financial institutions, associations and service providers on behalf of the Company, the Company agreed that, for as long as Mr. Kerby is employed by the Company, provides services under the employment agreement and is willing to continue to support the Company in connection with such guarantees, he will receive a $2,000 per month guarantee fee. In the event Mr. Kerby resigns for good reason (defined in the employment agreement), or his employment is terminated by the Company, the Company agreed to eliminate any and all guarantees within thirty (30) days, failing which, for each month the guarantees remain in place, the monthly guarantee fee will rise to $10,000 per month, until such time as the Company has assumed or terminated all such guarantees.

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

The aggregate of such guaranty fees may be significant and may reduce the amount of available funding available for the Company to undertake its operations, repay its liabilities and/or expand its operations. In the event the guaranty fees rise as described above, the Company may not have available funds to pay such fees, and the amount of such fees may further reduce the amount of cash the Company has for business activities and growth. The amount of such guaranty fees may reduce the trading value of the Company’s common stock and/or have a material adverse effect on the Company’s available cash and results of operations.

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

In addition, credit card networks, such as Visa, MasterCard and American Express, have adopted rules and regulations that apply to all merchants who process and accept credit cards and include the Payment Card Industry Data Security Standards, or the PCI DSS. Under these rules, we are required to adopt and implement internal controls over the use, storage and security of card data. We assess our compliance with the PCI DSS rules on a periodic basis and make necessary improvements to our internal controls. Failure to comply may subject us to fines, penalties, damages and civil liability and could prevent us from processing or accepting credit cards. However, we cannot guarantee that compliance with these rules will prevent illegal or improper use of our payment systems or the theft, loss or misuse of the credit card data.

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

We face competition within our industry for acquisitions of businesses, technologies and assets, and, in the future, such competition may become more intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or at all because of such competition. Furthermore, if we enter into negotiations that are not ultimately consummated, those negotiations could result in diversion of management time and significant out-of- pocket costs. Even if we are able to complete such acquisitions, we may additionally expend significant amounts of cash or incur substantial debt to finance them, which indebtedness could result in restrictions on our business and use of available cash. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in dilution of our existing stockholders. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize their benefits. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

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

As of February 28, 2019, the aggregate face value of our draws on a line of credit amounted to $1.193 million. Risks relating to our indebtedness include:

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

William Kerby (our CEO and Director) and Donald P. Monaco (our Chairman), together own approximately 25% of our voting securities which gives them significant influence over the affairs of our Company.

William Kerby (CEO and Vice Chairman) and Donald P. Monaco (Chairman of the Board), collectively control approximately 25% of our voting securities which gives them significant voting control over our Company. In addition to the above, pursuant to a Voting Agreement entered into in August 2017, Mark A. Wilton, who holds approximately 8.7% of our outstanding common stock agreed to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the Board of Directors of the Company. As a result of the ownership described above, Messrs. Kerby and Monaco have significant influence in matters affecting our stockholders and significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share and 100,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this report, we have 10,713,806 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock and/or to affect a reverse stock split, without stockholder approval, and if additional shares are issued, it could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Our outstanding warrants may adversely affect the trading price of our common stock.

As of the date of this report, there were (i) outstanding warrants to purchase 1,608,591 shares of common stock at a weighted average exercise price of $3.92 per share. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

Certain warrants we have granted include anti-dilutive rights

The warrants to purchase 724,000 shares of common stock which we granted to certain purchases in our October 2018 offering (of which warrants to purchase 637,400 shares are currently outstanding) include anti-dilution rights, which provide that if at any time while the warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then current exercise price of the warrants, subject to certain excepted issuances, the exercise price of such warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be less than $0.57 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions). The warrants which originally had an exercise price of $2.85 per share currently have any exercise price of $2.00 per share as a result of our April 2019 underwritten offering.

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

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation; and we have previously been the target of this type of litigation. Securities litigation against us, regardless of the merits or outcome, could result in substantial costs and divert our management’s attention from other business concerns, which could materially harm our business.

If the holders of our common stock sell a large number of shares all at once or in blocks, the market price of our shares would most likely decline.

Certain of our shareholders and warrant holders hold shares of common stock which are freely tradable and/or freely tradable upon exercise. Should such holders decide to sell their shares at a price below the market price as quoted on NASDAQ, or any exchange on which our common stock might be listed in the future, the price may continue to decline. A steep decline in the price of our common stock upon being quoted on NASDAQ, or any exchange on which our common stock might be listed in the future, would adversely affect our ability to raise additional equity capital, and even if we were successful in raising such capital, the terms of such raise may be substantially dilutive to current stockholders.

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

We are subject to a lock-up which restricts our ability to issue and sell securities.

Pursuant to the Underwriting Agreement, described in greater detail above under “Part I” – “Item 1. Business” – “Recent Transactions Which Occurred After Year End 2018” – “Underwritten Offering”, we agreed, subject to certain exceptions, until July 24, 2019 (a period of 90 days after the date of the offering), not to offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of our equity or equity equivalent securities. Such lock up may restrict us from raising funds needed to support our operations, pay down our liabilities and/or expand our operations through the term of the lock-up.

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

Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. As of the date of this report, our stockholders’ equity is above Nasdaq’s $2.5 million minimum and, we maintained our stock price over $1.00 per share.

On February 11, 2019, the Company received a letter (the “Letter”) from The Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, as a result of the resignation from the Board of Directors of the Company, on January 23, 2019, of Mr. Robert J. Post, the Company no longer complies with Nasdaq’s independent director requirement as set forth in Listing Rule 5605 which requires, among other things, that a majority of the Company’s Board of Directors be comprised of “independent directors” as defined in Rule 5605, and because as a result of Mr. Post’s resignation, the Company’s Board of Directors no longer consists of majority independent members, the Company is not in compliance with Listing Rule 5605. Notwithstanding such non-compliance, Nasdaq has provided the Company a cure period in order to regain compliance as follows: until the earlier of the Company’s next annual shareholders’ meeting or January 23, 2020; or if the next annual shareholders’ meeting is held before July 22, 2019, then the Company must evidence compliance no later than July 22, 2019.

Additionally, on March 5, 2019, the Company received a letter from Nasdaq notifying the Company that, the Company was not in compliance with the rules for continued listing as set forth in Nasdaq Listing Rule 5620(a), because the Company has not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. Under Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance, and if Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from fiscal year end, or until August 27, 2019, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the right to appeal such decision to a Nasdaq hearings panel. The Company has submitted a plan to Nasdaq and intends to timely hold an annual meeting of shareholders to regain compliance with Nasdaq Listing Rule 5620 (a).

Moving forward, we may not be able to maintain at least $2.5 million in stockholders’ equity, may not generate over $500,000 of yearly net income, we may not be able to maintain independent directors, we may not be able to maintain a stock price over $1.00 per share and/or may not be able to meet the requirements related to the number of independent directors on our Board of Directors and/or hold an annual meeting of shareholders on a timely basis. If we fail to timely comply with the applicable requirements, and/or to timely cure the deficiencies described above, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

If we are delisted from the Nasdaq Capital Market, your ability to sell your shares of our common stock could also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted from Nasdaq, it could come within the definition of “penny stock” as defined in the Exchange Act and would then be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

Our executive, administrative and operating offices are primarily located in Weston, Florida where we leased approximately 2,500 square feet of office space at 2690 Weston Road, Suite 200, Weston, Florida 33331. In accordance with the terms of the office space lease agreement, the Company was renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. Monthly rental costs for calendar years 2017, 2018 and 2019 were $6,695, $6,896 and $6,243, respectively per month. The rent for the years ended February 28, 2019 and February 28, 2018 was $76,191 and $79,665, respectively.

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

On March 28, 2016, the Company was presented with a Demand for Arbitration, pursuant to Rule 4(a) of the American Arbitration Association Commercial Rules of Arbitration, whereby Acknew Investments, Inc. and Vice Regal Developments Inc. (Claimants) are arguing that $700,000 is due to them, even though they have already been paid said amounts through preferred shares that were issued as a guarantee and which Claimants converted into shares of common stock. In connection with the purchase of the stock of the entity that eventually became RealBiz Media Group, Inc. (and subsequently, Verus International, Inc.), the Company issued 380,000 shares of Monaker Series D Preferred Stock shares with a value of $1,900,000, which was considered the $1,200,000 value of the stock portion of the purchase price, and was also meant to guaranty the payment of the balance of $700,000. The Company contends that the obligation to pay the $700,000 was extinguished with the conversion of the Monaker Series D Preferred Stock shares into shares of common stock. The date for arbitration has not been set and the Company will vehemently defend its position.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings.

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and director, Donald Monaco, our Chairman, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focused on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent, and made allegations regarding the activities of certain Company executives. The lawsuit alleged and estimated total shareholders losses totaling approximately $20,000,000. The lawsuit stemmed from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in Verus. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, Mr. McLeod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs filed a response to. On September 26, 2018, the parties amicably resolved the matter, resulting in the plaintiffs voluntarily dismissing the lawsuit with prejudice as reflected by a Final Order of Dismissal of the court on such date.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978-DLG in the United States District Court for the Southern District of Florida. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of February 28, 2019 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of February 28, 2019 and February 28, 2018.

On March 14, 2014, a lawsuit was filed by Lewis Global Partners in the Circuit Court for Broward County, Florida CASE NO. LACE 14-005009 005009 alleging breach of contract and breach of implied covenant of good faith and fair dealing. In particular the lawsuit alleged that:

●	In or around July 2, 2012 the plaintiff, Lewis Global Partners, LLC (Lewis Global), entered into a Subscription Agreement with us. The Subscription Agreement provided that Lewis Global would pay $13,500 in services rendered in consideration for 2,700 shares of Series B Preferred Stock (the “Preferred B Shares”). The-Subscription Agreement also provided Conversion Rights to convert each $5.00 Preferred B Share into either shares of the Company or 100 shares of ‘Next 1 Realty’ (our then wholly-owned real estate division, which subsequently became Verus).

●	On or around June 10, 2013, plaintiff sent a Notice of Conversion to the Company and requested to convert its Preferred B Shares into 270,000 shares of common stock of Verus.
●	The Company failed to deliver the 270,000 shares of common stock of Verus and because at the time of the Notice of Conversion the common stock in Verus was approximately $2.65 per share, the damages Lewis Global alleged are due total $715,500, provided that the value has depreciated significantly since the time of the Notice of Conversion.

On April 5, 2019, we entered into a Settlement Agreement with Lewis Global relating to the dismissal with prejudice of the the lawsuit with Lewis Global. The agreement further provided for general releases from each party.

Contractual Settlement

In May 2017, we entered into a settlement with a financial advisory firm who was engaged to raise capital per an agreement signed in October 2016. Based upon the firms’ inability to meet any of the agreed upon milestones, the firm agreed to return all the consideration paid for the services. The Company recorded a $450,943 credit to stock compensation in May 2017 as a result of the settlement.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on the NASDAQ Capital Market under the ticker symbol “MKGI”. Prior to February 22, 2018, our common stock traded on the OTCQB market under the same symbol.

Holders

On June 6, 2019, there were approximately 450 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number of record stockholders is not indicative of the total number of stockholders of the Company when including securities beneficially owned.

Equity Compensation Plan

On August 25, 2017, the Board of Directors adopted, subject to the ratification by the majority stockholders, which occurred effective on September 13, 2017, the Company’s 2017 Equity Incentive Plan (the “Plan”). The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are, and will be, responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of February 28, 2019	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	215,000
Equity compensation plans not approved by security holders	247,772	$3.75	—
Total	247,772	$3.75	215,000

Description of Capital Stock

Common Stock

On October 28, 2011, the Board of Directors (“Board”) and the holders of a majority of the voting power of our shareholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 200,000,000 to 500,000,000. On February 13, 2012, the Board and the holders of a majority of the voting power of our shareholders approved an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 500,000,000 to 2,500,000,000. The increases in our authorized shares of common stock became effective upon the filing of the amendments to our Articles of Incorporation with the Secretary of State of the State of Nevada.

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

Per the terms of the Amended and Restated Certificate of Designations relating to the Series A Preferred Stock, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
a)	$62.50 per share; or
b)	the lowest price the Company has issued stock as part of a financing; or
●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $62.50 of debt for each share of Series A Preferred Stock.

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

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of February 28, 2018 and February 28, 2017, respectively. These dividends will only be payable when and if declared by the Board.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of February 28, 2019 and February 28, 2018.

Share Repurchase Transactions

During the years ended February 28, 2019 and February 28, 2018, there were no repurchases of the Company’s common stock by the Company.

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during the year ended February 28, 2019 and from the period from March 1, 2019 to the filing date of this report, which have not previously been disclosed in the Company’s February 28, 2018, Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-3 (Reg. No. 333-224309) in connection with the potential sale by us of up to $100 million in securities (common stock, preferred stock, warrants and units), subject to limitations under the SEC’s “Baby Shelf Rules”, was declared effective by the Securities and Exchange Commission on July 2, 2018.

On April 25, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with the Underwriters named in the Underwriting Agreement (the “Underwriters”) for whom Roth Capital Partners, LLC acted as representative, relating to the public offering, issuance and sale by the Company of 870,000 shares of common stock, at an offering price to the public of $2.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 130,500 shares of common stock which was exercised by the Underwriters. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-224309), that was filed with the SEC, including the related prospectus, dated April 17, 2018, as supplemented by a prospectus supplement dated April 25, 2019.

The Underwriters sold 75,000 shares of common stock to an entity controlled by Donald P. Monaco, a director and chairman of the Company’s board, 100,000 shares of common stock to Simon Orange, a member of the Company’s board, and 25,000 shares of common stock, to William Kerby, our Chief Executive Officer and member of the Company’s board, at the $2.00 per share public offering price.

In total the Company sold 1,000,500 shares of common stock in the offering and net proceeds disbursed to the Company from the offering were $1.785 million, after deducting the underwriting discount ($140,070 - 7% of the price to the public) and expenses ($75,000) of the underwriters.

Pursuant to the Underwriting Agreement, we agreed, subject to certain exceptions, until July 24, 2019 (a period of 90 days after the date of the offering), not to offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of our equity or equity equivalent securities.

The Company has used and intends to use the net proceeds from the offering to accelerate new customer integrations for both our products and distribution of those products, to repay the outstanding debt obligations, for general corporate purposes, including research and development activities, capital expenditures and working capital. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, technologies or products, but we currently have no agreements or commitments with respect to any investment or acquisition.

The Company has filed a final prospectus in connection with such offering with the SEC (as part of the Form S-3 registration statement).

No payments for our expenses were made in connection with the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of debts owed to such persons as described in greater detail in the final prospectus. We plan to use the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

There has been no material change in the planned use of proceeds from our offering as described in our final prospectuses filed with the SEC pursuant to Rule 424(b).

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the “Forward-Looking Statements” disclosure above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the disclosures under “Part I” – “Item 1A. Risk Factors”, above for additional discussion of such risks.

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

Recent Significant Funding Transactions

On October 2, 2018, the Company closed the transactions contemplated by the Securities Purchase Agreement, described in greater detail above under “Part I” – “Item 1. Business” – “Recent Events Through Year-End” – “2018 Registered Offering”. The aggregate net proceeds from the offering, after deducting the placement agent’s fees payable in cash and other estimated offering expenses, were approximately $1.7 million.

On April 29, 2019, we sold 1,005,000 shares of common stock in an underwritten offering in consideration for net proceeds of approximately $1.785 million, described in greater detail above under “Part I” – “Item 1. Business” – “Recent Transactions Which Occurred After Year End 2018” – “Underwritten Offering”.

We also raised various funds throughout the year from borrowings from our officers and directors, and through proceeds raised from the exercise of outstanding warrants, as described in greater detail above under “Part I” – “Item 1. Business” – “Recent Events Through Year-End” and “Recent Transactions Which Occurred After Year End 2018”.

Key Financial Highlights

Key financial highlights for the fiscal year end (FYE) February 28, 2019 include the following:

●	Travel and commission revenue was approximately $505,000 compared to $431,000 for FYE February 28, 2018, or an increase of 17%;

●	Net income attributable to Monaker Group, Inc. was approximately $4.3 million, or $0.50 per basic and diluted share for FYE February 28, 2019, compared to a net loss of approximately $10.0 million, or $1.61 per diluted share, in FYE February 28, 2018, or an increase of 143%;

●	Cash used in operating activities was approximately $3.55 million for FYE February 28, 2019 compared to approximately $3.72 million for FYE February 28, 2018, or a decrease of 4.6%;

●	Cash provided by financing activities was approximately $2.5 million for FYE February 28, 2019 compared to approximately $4.8 million for FYE February 28, 2018;

●	There was a net decrease in cash of approximately $1,571,000 for FYE February 28, 2019, compared to an increase in cash of approximately $597,000 for FYE February 28, 2018; and

●	Cash and cash equivalents as of February 28, 2018 was approximately $33,000.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2019 Compared to the Fiscal Year Ended February 28, 2018

Revenues

Total travel and commission revenues increased 17.3% to $505,187 for the fiscal year ended (FYE) February 28, 2019 (consisting of $493,208 of travel sales revenues and $12,979 of commission revenues), compared to $430,797 for the FYE February 28, 2018 (consisting of $423,468 of travel sales revenues and $7,329 of commission revenues), an increase of $74,390. This increase is mainly attributable to repeat business and the marketing efforts undertaken throughout the 2019 fiscal year.

Cost of Revenues

We had cost of revenues of $400,814 for the year ended February 28, 2019, compared to $328,335 for the year ended February 28, 2018, which increase mainly corresponded to the increase in revenues over the same period.

Operating Expenses

Our operating expenses, including cost of revenues, technology and development, salaries and benefits, selling and promotion, amortization of intangibles, impairment of intangibles and general and administrative expenses, decreased 32.0% to $5,332,153 for the FYE February 28, 2019, compared to $7,826,115 for the fiscal year ended February 28, 2018, a decrease of $2,493,962. The main reasons for the decrease in operating expenses was a $707,005 decrease in general and administrative expenses due to decreases in bad debt expense, investor relations, litigation fees, and professional / consulting fees and a $2,085,000 decrease in impairment loss relating to the impairment of various assets during the 2018 fiscal year, offset by a $565,214 increase in technology and development expenses in connection with the Company’s development of the technology platforms and websites.

Other Income (Expenses)

Other income (expense) includes gain on sale of assets, valuation gain, interest expense, loss on legal settlement, realized loss on sale of marketable securities, penalty warrants, gain on extinguishment of debt and gain on sale of investments. Other income increased 512% to $9,526,343 for the FYE February 28, 2019, compared to other expenses of $2,313,489 for the FYE February 28, 2018, an increase of $11,839,832.

The increase is mainly attributable to:

(i)	an increase in gain on sale of assets, which increased to $5,250,000 for the FYE February 28, 2019, compared to $0 for the FYE February 28, 2018. Gain on sale of assets was in connection with the sale of non-core assets and rights of ownership to Bettwork;
(ii)	an increase in valuation gain which increased to $4,528,596 for the FYE February 28, 2019, compared to $0 for the fiscal year ended February 28, 2018. Valuation gain was attributable to the increase in market value of shares of common stock held in Bettwork and Recruiter.com Group, Inc.; and
(iii)	a decrease in registration rights penalties to $0 for the FYE February 28, 2019, compared to $1,972,800 for the FYE February 28, 2018. The registration rights penalties of $1,972,800 are attributable to warrants issued in connection with the failure to timely uplist on NASDAQ in December 2018.

Net Income/Loss

We had net income of $4,298,563 for the FYE February 28, 2019, compared to a net loss of $10,037,142 for the FYE February 28, 2018, an increase of $14,335,705. The increase in net income was primarily attributable to the increase in other income of $11,839,832, largely related to gain on sales of assets and valuation gains on marketable securities of $5,250,000 and $4,528,596, respectively, and a decrease in operating expenses of $2,493,962, each as described in greater detail above.

Contractual Obligations. The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2019	FYE 2021 and FYE 2020 beyond	Totals
Office Lease	$77,534	$80,936	$168,641
Other	40,178	—	40,178
Totals	$117,712	$80,936	$208,819

Liquidity and Capital Resources; Going Concern

At February 28, 2019, we had $32,979 of cash on-hand, a decrease of $1,571,435 from $1,604,414 at February 28, 2018. The decrease in cash is due primarily to the payment of operating expenses of $3,553,593, net loans to related parties of $190,000 and website development costs of $961,167; paid during the year, which were offset by funds raised through sales of marketable securities of $600,000, issuances of common stock and warrants of $1,797,450, exercise of common stock warrants of $385,875 and, net proceeds from shareholders loans of $350,000.

As of February 28, 2019, the Company had total current liabilities of $2,280,199, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from Republic Bank (described below) of which $1,193,000 was drawn (the same as of February 28, 2018) and a note payable to the Donald P. Monaco Trust, a shareholder of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company, in the amount of $350,000 (compared to $0 as of February 28, 2018), accounts payable of $692,383 (an increase of $264,263 from $428,120 as of February 28, 2018), and other current liabilities of $44,816 (a decrease of $61,388 from $106,204 as of February 28, 2018). We anticipate that we will satisfy these amounts from proceeds derived from equity sales (similar to the April 2019 underwritten offering), sales of marketable securities, conversions to equity securities and revenue generated from sales, as well as from our cash on hand.

As of February 28, 2019, we had $10.2 million in total assets, $2.3 million in total liabilities, negative working capital of $2.2 million and a total accumulated deficit of $106.4 million.

Net cash used in operating activities decreased to $3,553,593 for the FYE February 28, 2019, a decrease of $171,263 from the $3,724,856 cash used in operating activities during the FYE February 28, 2018. The main items relating to the decrease were $4.5 million of valuation gain and $5.25 million of gain on sale of asset.

Net cash used in investing activities increased to $551,167 for the FYE February 28, 2019, an increase of $42,601 from $508,566 during the FYE February 28, 2018. The change is due to additional modifications required on live websites and additional platforms from the prior year resulting in an increase in payments related to website development costs of $452,601, to $961,167 for the FYE February 28, 2019 compared to $508,566 for the FYE February 28, 2018.

Net cash provided by financing activities decreased to $2,533,325 for the FYE February 28, 2019, a decrease of $2,297,446 from $4,830,771 for the FYE February 28, 2018. This decrease was primarily due to a (i) decrease of $1,070,903 in proceeds from the issuances of common stock and warrants, and (ii) decrease of $1,576,543 in funds received from the exercises of common stock warrants which were offset by a net increase in funds received from shareholder loans of $350,000.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit were originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. On September 15, 2018, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2019. On September 15, 2019, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2020. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2018. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through February 28, 2019, we have made draws of $1,193,000 under the line of credit.

Additional information regarding our notes receivable, investments in equity instruments, acquisitions and dispositions and line of credit can be found under “Part II” – “Item 15. Exhibits, Financial Statement Schedules” – “Note 3 – Notes Receivable”, “Note 4 – Investment in Equity Instruments”, “Note 5 – Acquisitions and Dispositions” and “Note 8 – Line of Credit”.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $320,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 28, 2019, we had approximately $2.3 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from equity and debt financings and we anticipate we will continue to meet our funding requirements through the sale of equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our products and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we currently anticipate that by the fourth fiscal quarter of FYE February 28, 2020, our operations could be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

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

Revenues for customer travel packages purchased directly from the Company are recorded in gross amounts (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

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

Accounts Receivable

We extend credit to our customers in the normal course of business. Further, we regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, and adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. As of February 28, 2019 and February 28, 2018, we had no accounts receivable, therefore, our allowance for doubtful accounts was $0.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2019, we had not impaired any long-lived assets.

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

When we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. We evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 28, 2019 and February 28, 2018.

Intellectual properties that have finite useful lives are amortized over their useful lives. We incurred amortization expense of $293,804 and $211,115 for the years ended February 28, 2019 and February 28, 2018, respectively, which is included in general and administrative expenses. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018. The impairment of the website development costs were reversed when the shares of the Company’s common stock issued to Exponential, Inc. (“XPO”) were cancelled and the impairment of the rights to own such shares was reversed when the Bettwork promissory note was converted to shares of Bettwork common stock. See “Part II” – “Item 15. Exhibits, Financial Statement Schedules” – “Note 5 – Acquisitions and Dispositions” “Exponential, Inc (XPO)”.

Convertible promissory notes

Upon issuance of convertible promissory senior notes, we separated the notes into liability and equity components. We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not re-measured as long as it continues to qualify for equity classification. The balance of convertible promissory senior notes, as of February 28, 2019 and February 28, 2018, was $0 and $0, respectively.

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

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the FASB determined that a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings and is effective in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company adopted the new standard during 2017, preventing the need to account for several outstanding warrants that contain down round features as derivative instruments.

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, restricted stock units and restricted stock awards. We compute share-based payments in accordance with Accounting Standards Codification 718-10 “Compensation” (ASC 718-10). ASC 718-10 establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services at fair value, focusing primarily on accounting for transactions in which an entity obtains employees services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of an entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

We have adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2019, the Company’s income tax returns for tax years ending February 28, 2018, 2017, February 29, 2016, February 28, 2015, 2014, 2013, and February 29, 2012 remain potentially subject to audit by the taxing authorities.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are contained in pages F-1 through F-29 which appear at the end of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective on October 11, 2018, we, with the recommendation and approval of our Audit Committee, dismissed LBB & Associates Ltd., LLP (“LBB”) as our independent registered public accounting firm. On the same date, October 11, 2018, we engaged M&K CPAS, PLLC (“M&K”), as our independent registered public accounting firm.

LBB’s reports on the consolidated financial statements of the Company as of and for the fiscal years ended February 28, 2018 and 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained explanatory paragraphs in respect to uncertainty as to the Company’s ability to continue as a going concern.

During the fiscal years ended February 28, 2018 and 2017 and through October 11, 2018 (the date of the dismissal of LBB), there were no disagreements with LBB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to LBB’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended February 28, 2018 and 2017 and through October 11, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended February 28, 2018 and 2017 and through October 11, 2018, the Company did not consult with M&K with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Effective on May 16, 2019, M&K resigned as the independent registered public accounting firm of the Company. On the same date, May 16, 2019, the Company, with the recommendation and approval of the Audit Committee of the Company, engaged Thayer O’Neal Company, LLC (“Thayer O’Neal”), as its independent registered public accounting firm.

M&K reviewed the Company’s Quarterly Reports on Form 10-Q for the quarters ended August 31, 2018 and November 30, 2018. M&K did not provide any audit reports to the Company, and as such, there were no adverse opinions or disclaimers of opinion and no qualifications or modifications as to uncertainty, audit scope or accounting principles.

During the period from October 11, 2018, the date of M&K’s engagement, through May 16, 2019, the effective date of M&K’s resignation, there were no disagreements with M&K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to M&K’s satisfaction would have caused it to make reference thereto in connection with any reports it would have issued, and there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K, except as disclosed below. The Company had one disagreement with M&K. M&K believed the complexities related to a series of transactions warranted formal consultation with the Securities and Exchange Commission’s Office of the Chief Accountant (“SEC-OCA”). The Company believed that the transactions did not warrant formal consultation with the SEC-OCA and, that it did not have sufficient time to request such formal guidance (with the due date of its Annual Report on Form 10-K approaching). Because the Company did not believe requesting guidance from the SEC-OCA was warranted and because it did not want to spend the time and resources to request guidance from the SEC-OCA, M&K resigned.

During the fiscal years ended February 28, 2018 and 2017 and through May 16, 2019, the Company did not consult with Thayer O’Neal with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided that Thayer O’Neal concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of February 28, 2019, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 28, 2019 based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, “Security Ownership of Certain Beneficial Owners and Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement the Company plans to file after the date of this report in connection with the Company’s combined 2019/2020 annual meeting, to be filed with the SEC within 120 days after February 28, 2019, in connection with the solicitation of proxies for the Company’s combined 2019/2020 annual meeting of shareholders (the “2019/2020 Proxy”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, and “Employment Agreements”, in the Company’s 2019/2020 Proxy to be filed with the SEC within 120 days after February 28, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2019/2020 Proxy to be filed with the SEC within 120 days after February 28, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2019/2020 Proxy to be filed with the SEC within 120 days after February 28, 2019 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors” - “Audit Fees” in the Company’s 2019/2020 Proxy to be filed with the SEC within 120 days after February 28, 2019 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The information required by this Section (a) (3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monaker Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monaker Group, Inc. (“the Company”), as of February 28, 2019, and the related statements of operations, changes in stockholder’s equity and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2019, and the consolidated results of its operations and its cash flows for the year ended February 28, 2019, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the Company has an accumulated deficit and limited financial resources. This raises substantial doubt about its ability to continue as a going concern. Management’s plan with regard to these matters is also described in Note #2. The 2019 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2019

Houston, Texas

June 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monaker Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monaker Group, Inc. and its subsidiaries (the “Company”) as of February 28, 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended February 28, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018, and the results of its operations and its cash flows for the year ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the consolidated financial statements for the year ended February 28, 2018, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. The 2018 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

June 13, 2018

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28,	February 28,
	2019	2018
Assets
Current Assets
Cash	$32,979	$1,604,414
Prepaid expenses and other current assets	25,873	37,857
Security deposits	38,529	15,000
Total current assets	97,381	1,657,271

Investment in unconsolidated affiliate	8,096,239	—
Website Development costs and intangible assets, net	1,941,816	1,274,453
Due from Distributor	12,410	—
Note receivable, net	—	2,900,000
Total assets	$10,147,846	$5,831,724

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	692,383	428,120
Notes payable, related party	350,000	—
Other current liabilities	44,816	106,204
Total current liabilities	2,280,199	1,727,324

Deferred gain	—	2,900,000
Total liabilities	2,280,199	4,627,324

Commitments and contingencies

Stockholders’ equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at February 28, 2019 and February 28, 2018, respectively	—	—
Common stock, $.00001 par value; 500,000,000 shares authorized; 9,590,956 and 8,001,266 shares issued and outstanding at February 28, 2019 and February 28, 2018, respectively	96	80
Additional paid-in-capital	114,265,762	111,901,094
Accumulated deficit	(106,398,211)	(110,696,774)
Total stockholders’ equity	7,867,647	1,204,400
Total liabilities and stockholders’ equity	$10,147,846	$5,831,724

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	February 28,	February 28,
	2019	2018

Revenues
Travel sales revenues	$492,208	$423,468
Commission revenues	12,979	7,329
Gross revenues	505,187	430,797

Cost of revenues	(400,814)	(328,335)
Gross profit	104,373	102,462

Operating expenses
General and administrative	1,907,044	2,614,049
Salaries and benefits	1,404,422	1,589,060
Technology and development	1,071,553	506,339
Stock-based compensation	859,659	947,243
Other expense	89,475	84,424
Impairment loss	—	2,085,000
Total operating expenses	5,332,153	7,826,115

Operating loss	(5,227,780)	(7,723,653)

Other income (expense)
Gain on sales of assets	5,250,000	—
Valuation gain, net	4,528,596	—
Interest expense	(163,195)	(198,038)
Loss on legal settlement	(46,200)	(142,800)
Realized loss on sale of marketable securities	(42,858)	—
Registration rights penalties	—	(1,972,800)
Other income	—	149
Total other income (expense)	9,526,343	(2,313,489)

Net Income (Loss)	$4,298,563	$(10,037,142)

Weighted average number of common shares outstanding
Basic	8,629,224	6,216,988
Diluted	8,629,224	6,216,988

Basic net income (loss) per share	$0.50	$(1.61)

Diluted net income (loss) per share	$0.50	$(1.61)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	February 28,	February 28,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,298,563	$(10,037,142)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	293,804	211,158
Impairment	—	2,085,000
Stock based compensation and consulting fees	1,174,659	1,127,343
Penalty warrants	—	1,972,800
Loss on sale of marketable securities	42,857	—
Bad debt expense	190,000	750,000
Loss on settlement	46,200	42,800
Valuation gain, net	(4,528,596)	—
Gain on sale of assets	(5,250,000)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(426)	5,037
Decrease in security deposits	(23,529)	—
Increase in accounts payable and accrued expenses	309,079	165,592
Decrease in other current liabilities	(106,204)	(47,444)

Net cash used in operating activities	$(3,553,593)	$(3,724,856)

Cash flows from investing activities:
Payment related to website development costs	(961,167)	(508,566)
Proceeds from sale of marketable securities - related party	600,000	—
Proceeds from note receivable - related party	40,000	—
Payment for note receivable - related party	(230,000)	—

Net cash used in investing activities	$(551,167)	$(508,566)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,797,450	2,868,353
Proceeds from exercise of common stock warrants	385,875	1,962,418
Proceeds from shareholder loans	977,500	—
Payment on shareholder loans	(627,500)	—

Net cash provided by financing activities	$2,533,325	$4,830,771

Net increase in cash	$(1,571,435)	$597,349

Cash at beginning of year	$1,604,414	$1,007,065

Cash at end of year	$32,979	$1,604,414

Supplemental disclosure:
Cash paid for interest	$78,110	$198,038
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activity:
Conversion of notes receivable to investment	$5,250,000	$—
Issuance of note receivable	$1,600,000	$—
Deferred gain and note receivable	$—	$2,900,000
Common stock issued for investment	$—	$2,289,976
Note payable and accrued interest converted to common stock	$—	$1,409,326
Shares/warrants issued for conversion of Preferred Series A to common stock	$—	$18,696

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

					Additional		Stockholders’
	Preferred A Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, February 28, 2017	1,869,611	$18,696	4,454,306	$45	$100,209,452	$(100,659,632)	$(431,439)

Common stock issued for cash	—	—	700,678	7	2,868,346	—	2,868,353
Warrants Exercised	—	—	625,278	6	1,962,412	—	1,962,418
Stock issued for stock compensation	—	—	130,920	1	805,875	—	805,876
Shares issued for Employee Bonus	—	—	40,000	1	267,999	—	268,000
Shares Retired due to Termination of Contract	—	—	(67,054)	(1)	(450,942)	—	(450,943)
Shares Retired due to Breach of Contract			(210,632)	(2)	(1,165,829)		(1,165,831)
Shares issued for Promissory Note Conversion	—	—	281,866	3	1,409,323	—	1,409,326
Warrants issued for stock compensation	—	—	—	—	504,377	—	504,377
Preferred A Conversion to Common	(1,869,611)	(18,696)	1,495,689	15	18,681	—	(0)
Shares issued for Settlement Verus	—	—	8,000	—	42,800	—	42,800
Shares issued for Intag Assets	—	—	542,215	5	3,455,800	—	3,455,805
Warrants issued for contractual penalty					1,972,800	—	1,972,800
Net loss			—	—		(10,037,142)	(10,037,142)
Balances, February 28, 2018	—	$—	8,001,266	$80	$111,901,094	$(110,696,774)	$1,204,400

Common stock issued for cash			905,000	9	1,797,450		1,797,459
Warrants Exercised			147,000	1	385,875		385,876
Stock issued for stock compensation			503,300	5	649,205		649,210
Shares issued for Investor Relations			150,000	2	314,998		315,000
Shares Retired due to Termination/Breach of Contract			(140,000)	(1)	(1,039,499)		(1,039,500)
Warrants issued for stock compensation			—	—	210,439		210,439
Shares issued for Settlement			20,000	0	46,200		46,200
Anti-Dilution Shares Issued			4,390	0	—		0
Net income					—	4,298,563	4,298,563
Balances, February 28, 2019	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

Notes to the Consolidated Financial Statements

February 28, 2019 and 2018

Note 1 – Description of Business

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate online marketplaces. We believe the most promising part of our business plan is the incorporation of Monaker’s proprietary white label Booking Engine and sizeable alternative lodging rental (ALR) properties into well-established marketplaces (i.e. a business-to-business (B2B) model) thereby facilitating easy access of alternative lodging rentals inventory to contracted global distributor partners.

The Company serves three major constituents: (1) property managers, (2) travelers and (3) other travel/lodging distributors. Property managers integrate their detailed property listings into the Monaker Booking Engine with the goal of reaching a broad audience of travelers seeking ALRs, through distribution channels they could not access otherwise.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenues, the allowance for doubtful accounts, the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, the valuation of stock options and, deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at February 28, 2019 and February 28, 2018.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $293,804 and $211,158 during the years ended February 28, 2019 and February 28, 2018, respectively. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018.

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

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretations of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to determine the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial period result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial period result in the application of non-cash derivative income.

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

Reclassification

For comparability, certain prior year amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2019. The reclassifications have no impact on net loss.

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

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2019 and February 28, 2018, was $89,475 and $84,424, respectively.

Share Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company recognizes compensation on a straight-line basis over the requisite service period for each award.

The Company adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”) on January 1, 2018. As a result, awards made to independent contractors on or subsequent to January 1, 2018 are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and directors. Unvested awards issued to independent consultants/ contractors as of the adoption date of January 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested awards over the remaining performance period based on the adoption date stock price, with no further remeasurement through the performance completion date. Prior to the adoption of ASU 2018-7, the Company determined that the fair value of the awards made to independent contractors would be measured based on the fair value of the equity instrument as it is more reliably measurable than the fair value of the consideration received. The Company used the grant date as the performance commencement date, and the measurement date was the date the services were completed, which was the vesting date. As a result, the Company recorded stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards. If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2019, the Company’s income tax returns for tax years ending February 28, 2018, 2017, February 29, 2016 and February 28, 2015, 2014, 2013, and February 29, 2012 remain potentially subject to audit by the taxing authorities.

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

Our effective tax rate was 25.5% for the years ended February 28, 2018 and February 28, 2019. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we have not incurred additional income tax expense during the February 28, 2018 and February 28, 2019 fiscal year-ends. The Company does not have foreign earnings therefore; the Company does not have exposure to tax on accumulated foreign earnings or an exposure from the repeal of foreign tax credits.

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

Going Concern

As of February 28, 2019, and February 28, 2018, the Company had an accumulated deficit of $106,398,211 and $110,696,774, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $320,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 28, 2019, we had approximately $2,280,199 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Management’s plans with regard to this going concern are as follows: the Company will continue to raise funds with third parties by way of a public or private offerings, and management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which we anticipate will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Recent Accounting Policies Adopted

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

Recent Accounting Pronouncements Not Yet Adopted

Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We will adopt this new guidance as of March 1, 2019.

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

Note 3 – Notes Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of February 28, 2019 and February 28, 2018 is $190,000 and $0, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of February 28, 2019; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

Conversion of $750,000 Promissory Note Into 1,000,000 Common Stock Shares of Bettwork Industries Inc.

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

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allowed us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. On July 2, 2018, this promissory note was exchanged for 1,000,000 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Name Your Fee Note as of February 28, 2019 and February 28, 2018 is $0 and $750,000, respectively, and, an allowance for bad debt of $750,000 (i.e., 100%) was reserved against the Name Your Fee Note as of February 28, 2018; this amount was recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the reserve of $750,000 was reversed and recognized in net income as other income, gain on sales of assets, as of February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Non-current

Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc

On November 21, 2017, we entered into a Purchase Agreement and an addendum thereto (the “Purchase Addendum”) with A-Tech LLC (“A-Tech”) on behalf of its wholly-owned subsidiary Parula Village Ltd. (“Parula”) whereby we purchased from A-Tech, through Parula, ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. As part of the same consideration, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); and the agreement provided that if the vacation rental residences were not completed within the 270 days, Monaker would cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. Additionally, in the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction was less than $6.25 per share, Monaker was required to issue additional shares of restricted common stock such that the value of the shares issued to A-Tech totaled $1.5 million. On February 20, 2018 (the first business day following the 90th day after the closing), Monaker issued an additional 66,632 shares of common stock valued at $4.80 per share, for a total of $319,834, to meet the 90-day look-back provision for a guaranteed purchase price of $1.5 million. Bettwork and A-Tech share a common principal.

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of February 28, 2019 and February 28, 2018 is $0 and $0, respectively. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets as of February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of February 28, 2019 and February 28, 2018, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of February 28, 2019 and February 28, 2018 is $0 and $2,900,000, respectively, and, an allowance of $2,900,000 (i.e., 100%) has been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 4 – Investment in Equity Instruments

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc. and NestBuilder.com Corp.

We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2019 and February 28, 2018, Monaker owned 44,470,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock. This interest was written down to zero ($0) as of February 28, 2015.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG (the “Lawsuits”). As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the Lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of February 28, 2019 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of February 28, 2019 and February 28, 2018.

As of its most recent periodic report filing, its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2019, as of January 31, 2019, Verus has 1,500,000,000 shares of common stock outstanding, 44,570,101 shares of Series A preferred stock outstanding and 160,000 shares of Series C preferred stock outstanding. The Company’s 44,470,101 shares of Series A preferred stock represent an approximately 2.88% interest in Verus (provided that Verus had no authorized but unissued shares of common stock available for future issuance as of February 29, 2019).

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTCQB: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in Note 3 – Note Receivable), evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

On November 29, 2018 and December 6, 2018, the Company entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and the Chairman of the Board of Directors of the Company; and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company agreed to sell each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork, which the Company then held (out of the 7 million shares of restricted common stock obtained by the Company pursuant to that certain Debt Conversion Agreement entered into with Bettwork, dated July 3, 2018, as previously disclosed) for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-four (24) month anniversary of the closing date of the applicable Stock Purchase Agreement. The allocation of the original acquisition price to the shares purchased by the Monaco Trust resulted in a realized loss on the sale of marketable securities of $21,429. The allocation of the original acquisition price to the shares purchased by Charcoal resulted in a realized loss on the sale of marketable securities of $21,429.

As of August 31, 2018, the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through February 28, 2019.

On February 28, 2019, the shares of Bettwork’s common stock were trading at $1.24 per share which increased the fair value of the 6,142,856 shares of Bettwork common stock to $7,617,414 and caused an accumulated fair value gain of $2,988,572 ($2,945,714 offset by the $21,429 loss allocated to Monaco Trust and offset by the $21,429 loss allocated to Charcoal) to be realized. The change in fair value of $2,988,572 is recognized in net income as other income, valuation gain, net, on the balance sheet, as a valuation gain as of February 28, 2019.

As of February 28, 2019, Bettwork shares closed at $1.24 per share and the Company has a contingency for a share price greater than $0.70 per share, of an aggregate of $1,080,000, which represents a contingency to Monaco Trust of $540,000 and Charcoal of $540,000.

Bettwork has 37,682,256 shares of common stock issued and outstanding of February 28, 2019 pursuant to the quarterly report filed by Bettwork on OTC Markets. The Company’s ownership of 6,142,856 shares of common stock represents a 16.3% interest in Bettwork as of February 28, 2019.

Recruiter.com Group, Inc. formerly Truli Technologies Inc (OTCQB: RCRT).

On August 31, 2016, Monaker entered into a Marketing and Stock Exchange Agreement with Recruiter.com (“Recruiter”). The Agreement required Monaker to issue to Recruiter 75,000 shares of Monaker common stock in exchange for 2,200 shares of Recruiter common stock. Also, Monaker issued to Recruiter an additional 75,000 shares of Monaker common stock for marketing initiatives within the Recruiter platform. In essence, Monaker issued 75,000 shares of its common stock to purchase 2,200 shares of Recruiter and, Monaker issued an additional 75,000 shares of its common stock as a prepayment for marketing and advertising within the Recruiter platform. Recruiter was at that time a private company with a platform that companies and individuals use for employment placements. Monaker’s investment in Recruiter is valued at zero.

On January 15, 2019, pursuant to an Agreement and Plan of Merger / Merger Consideration, Truli Technologies Inc which subsequently changed its name to Recruiter.com Group, Inc. (OTCQB: RCRT) (“Recruiter.com”) acquired Recruiter and Monaker exchanged its 2,200 shares in Recruiter for 11,141,810 shares of Recruiter.comcommon stock and, as of February 28, 2019, each share of Recruiter.com’s common stock was valued at $0.043. Therefore, as of February 28, 2019, the 11,141,810 shares of Recruiter.com common stock were valued at $479,098 which is included in the valuation gain as of February 28, 2019.

Note 5 – Acquisitions and Dispositions

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls, as described in Note 3 above.

On August 31, 2017, we entered into a Purchase Agreement with Bettwork whereby we sold Bettwork Assets in consideration for a $2.9 Million Secured Note. See Note 3 – Notes Receivable – Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc.

Exponential, Inc (XPO)

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

The investment in the XPO platform included a platform and API to be delivered to Monaker by November 17, 2017. The 200,000 share purchase price included 140,000 shares for granting Monaker exclusivity for all travel sales on the platforms of all of XPO’s clients. Monaker was granted a 180 day review period for performance of the platform (through May 16, 2018) and if Monaker concluded, at its sole discretion, that the platform did not perform as expected, Monaker could serve notice to cancel travel exclusivity and only maintain exclusivity in the Alternative Lodging Rental (ALR) category by reducing the number of shares due under the Platform Purchase Agreement to 60,000 shares (i.e., cancelling 140,000 of the Shares). The platform, as contracted with XPO, was delivered and it was continuously upgraded by XPO through May 16, 2018. However, the platform did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares on June 29, 2018. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled. Although the 140,000 shares had not been cancelled as of February 28, 2018, due to agreement to cancel the travel exclusivity shares and the failure to connect Monaker’s ALR products to XPO, Monaker reserved 100% of the investment (i.e., 200,000 shares valued at $1,485,000) retroactively to February 28, 2018, and recognized an impairment loss as of February 28, 2018 and reduced the value of the asset to $0 as of February 28, 2019 and February 28, 2018.

On June 28, 2018, XPO’s travel exclusivity shares were cancelled and $1,039,500 of equity was recovered from the cancelling of the 140,000 shares. Since the impairment cannot be restored and the asset has already been reduced to $0, a valuation gain of $1,039,500 is realized for the value recovered in net income as other income, valuation gain, net.

Platform purchase

On November 14, 2017, we entered into a Purchase Agreement with Michael Heinze, Michael Kistner and Rebecca Dernbach, whereby we purchased source code in connection with an alternative lodging platform for $75,000 in cash and 34,783 shares of restricted common stock with a market value of $5.75 per share and an aggregate value of $200,000 for a total acquisition of $275,000.

A-Tech LLC and Bettwork Industries Inc. – Purchase of Right to Own and Conversion of Promissory Notes to Shares of Bettwork

On November 21, 2017, Monaker entered into a Purchase Agreement and an addendum thereto (the “Purchase Addendum”) with A-Tech LLC (“A-Tech”) on behalf of its wholly- owned subsidiary Parula Village Ltd. (“Parula”) whereby Monaker purchased from A-Tech, through Parula, ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. Additionally, as part of the same consideration, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); and the agreement provided that if the vacation rental residences were not completed within the 270 days, Monaker would cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. In the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction was less than $6.25 per share, Monaker was required to issue additional shares of restricted common stock such that the value of the shares issued to A-Tech totaled $1.5 million. On February 20, 2018 (the first business day following the 90th day after the closing), Monaker issued an additional 66,632 shares of common stock at $4.80 for a total of $319,834, to meet the 90 day anniversary look-back provision for a guaranteed purchase price of $1.5 million. In the event any encumbrances, taxes, levies, claims or liens of any kind are brought against the Property within 24 months of the closing, Monaker has the right at its sole discretion to either unwind the transaction and cancel all the shares issued to A-Tech or have A-Tech take actions to settle such claims. A-Tech also agreed to a leak out provision which prohibits it from selling shares of common stock exceeding 30% of the weekly volume of our common stock, up to a maximum of 96,000 shares each quarter, starting 180 days from the closing (provided that A-Tech is prohibited from selling any shares prior to the 180th day following the closing). Additionally, A-Tech granted us (or our assigns) a 48 hour first right of refusal to purchase any shares of common stock proposed to be sold by A-Tech at $6.25 per share, prior to A-Tech selling any such shares in the open market.

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

Immediately thereafter, on May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). Bettwork and A-Tech share a common principal. On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. No amount was owed under the Secured Note as of February 28, 2019 and February 28, 2018. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Sale of Bettwork Shares to Directors

On November 29, 2018, the Company sold 428,572 shares of Bettwork common stock to the Monaco Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company at $0.70 per share for a total of $300,000.

On December 6, 2018, 2018, effective November 29, 2018, the Company sold 428,572 shares of Bettwork common stock to Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company (“Charcoal”), at $0.70 per share for a total of $300,000.

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 28, 2019 and February 28, 2018:

February 28, 2019

	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Website platform	1.0 years	$400,000	$400,000	$—
Contracts, domains, customer lists	2.0 years	1,199,447	1,199,447	—
Website platform	3.0 years	37,657	37,657	—
Website development costs (not placed in service)	3.0 years	2,443,038	507,322	1,935,716
Web platform	4.0 years	598,099	598,099	—
Trademark	Indefinite	6,100	—	6,100
		$4,684,340	$2,742,525	$1,941,816

During the year ended February 28, 2019, the Company incurred $670 in fees to register its trademark and $960,497 of additional development costs. The rights to purchase land in Belize of $600,000 were sold for a promissory note which was converted into shares of Bettwork’s common stock, and the XPO platform exclusivity was cancelled with the clawback of the previously issued shares of the Company’s stock of $1,485,000 as of February 28, 2019.

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

During the year ended February 28, 2018, the Company incurred $1,480 in fees to register its trademark, $600,000 to acquire rights to purchase land in Belize, and $2,103,703 of additional website development costs which website had not been placed in service as of February 28, 2018, which costs were capitalized. Also, the Company sold a website portal (see Note 5 – Acquisitions and Dispositions and Note 9 – Deferred Gain) with a cost of $181,730 and accumulated amortization of $181,730.

This capitalization of these costs fall within the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $293,804 and $211,155 (which included the write-off non-performing platforms, contracts, and domains in the amount of $2,085,000) for the years ended February 28, 2019 and February 28, 2018, respectively. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018. The impairment of the website development costs were reversed when the shares of the Company common stock issued to XPO were cancelled and the impairment of the rights to own was reversed when the Bettwork promissory note was converted to shares of Bettwork common stock.

Note 7 – Convertible Promissory Notes

The Company previously had convertible promissory notes totaling $1,409,326 (described below), with an interest rate of 6% per annum, maturing December 17, 2017 and with a fixed conversion rate of $5.00 per share. No amount of the convertible note was outstanding as of February 28, 2019 and February 28, 2018.

During the years ended February 28, 2019 and February 28, 2018, the Company recognized interest expense of $0 and $135,000, respectively.

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

Note 8 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The replacement extended the due date of the Line of Credit to September 15, 2018. On September 15, 2018, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The Line of Credit remains at $1.2 million, which borrowed amount was due and payable by us on September 15, 2019. The line of credit provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018. The loan contains standard and customary events of default and no financial covenants. As of February 28, 2019 and 2018, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $72,939 and $62,790, respectively for the years ended February 28, 2019 and February 28, 2018. The Company has accrued interest as of February 28, 2019 and February 28, 2018 of $-0- and $-0-, respectively.

Note 9 – Deferred Gain

On August 31, 2017, we sold non-core assets for $2,900,000 (with a net book value of $0) which included our 71.5% membership interest in Voyages North America, LLC, our 10% ownership in Launch360 Media, Inc., rights to broadcast television commercials for 60 minutes every day on R&R TV network stations and our technology platform for Home & Away Club in exchange for a $2.9 Million Secured Note from Bettwork (as described in Note 3 – Note Receivable and Note 5 – Acquisitions and Dispositions).

The gain on the sale of the non-core assets (described above) is a deferred gain until it is probable that the note receivable will be collected. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of February 28, 2019 and February 28, 2018 is $0 and $2,900,000, respectively, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 10 – Stockholders’ Equity

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

Per the terms of the Amended and Restated Certificate of Designations relating to the Series A Preferred Stock, subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
a)	$62.50 per share; or
b)	at the lowest price the Company has issued stock as part of a financing; or
●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $62.50 of debt for each share of Series A Preferred Stock.

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

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of February 28, 2019 and February 28, 2018, respectively. These dividends will only be payable when and if declared by the Board.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of February 28, 2019 and February 28, 2018.

Share Repurchase Transactions

During the years ended February 28, 2019 and February 28, 2018, there were no repurchases of the Company’s common stock by Monaker.

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

During the twelve months ended February 28, 2019, the Company:

●	Issued 905,000 shares of common stock value at $1,900,500 in connection with a Securities Purchase Agreement. Additionally, the Company issued 724,000 warrants to purchase 724,000 shares of common stock. The warrants had an exercise price of $2.85 per share (subject to certain anti-dilution rights, which effective in April 2019, in connection with our April 2019 underwritten offering, were automatically repriced to have an exercise price of $2.00 per share) and will expire five years from date of issuance.
●	Issued 4,390 shares of common stock valued at $21,248 in connection with the anti-dilution provisions of the July 31, 2017, Common Stock and Warrant Purchase Agreement, pursuant to which the Company sold certain accredited investors an aggregate of 613,000 shares of our common stock and 613,000 warrants to purchase one share of common stock for $5.00 per unit.
●	Sold 147,000 shares of restricted common stock for $385,875 in proceeds in connection with the exercise of warrants.
●	Issued 503,300 shares of common stock valued at $649,211 for consulting services.
●	Issued 20,000 shares of common stock valued at $46,200 via a settlement agreement.
●	Canceled and retired 140,000 shares of common stock valued at $1,039,500 due to non-performance pursuant to the terms of a Platform Purchase Agreement.
●	Issued 150,000 shares of common stock valued at $315,000 for investor relation services.
●	Issued 15,000 shares of common stock valued at $21,300 to employee for services rendered.
●	Issued 25,000 shares of common stock valued at $38,500 to William Kerby, CEO and Vice Chairman of the Board of Directors pursuant to the terms of his employment contract.
●	Issued 270,000 shares of common stock valued at $353,700 to non-executive Board members for prior services provided to the Company.

During the year ended February 28, 2018, the Company:

●	Sold 700,768 shares of restricted common stock for $3,065,000 in gross proceeds in private transactions ($2,868,353 net of costs).
●	Cancelled 277,686 shares of restricted common stock at a value of $1,616,771 due to termination of agreements.
●	Issued 130,920 shares of restricted common stock valued at $805,876 for stock compensation.
●	Issued 281,866 shares of restricted common stock valued at $1,409,326 for conversion of notes payable and accrued interest thereon.
●	Issued 8,000 shares of restricted common stock for settlement agreement of $42,800.
●	Sold 625,278 shares of restricted common stock for $1,962,418 in proceeds via a warrant exercise agreement.
●	Issued 40,000 shares of restricted common stock to Omar Jimenez, an executive of the Company, valued at $268,000 as part of a bonus agreement.
●	Issued 1,495,689 shares of common stock on July 28, 2017 in connection with the conversion of 1,869,611 shares of Series A Preferred Stock into common stock.
●	Issued 235,583 shares of restricted common stock valued at $1,690,001 in connection with asset purchase agreements.
●	Issued 306,632 shares of restricted common stock via a land purchase agreement valued at $1,765,804.

The Company had 9,590,956 and 8,001,266 shares of common stock issued and outstanding as of February 28, 2019 and February 28, 2018, respectively.

Common Stock Warrants

On July 31, 2017, the Company issued warrants to purchase an aggregate of 613,000 shares of common stock in connection with a private placement offering of 613,000 shares of common stock and warrants. The warrants were exercisable immediately at $5.25 per share and expire on July 30, 2022. These warrants contain a subsequent equity sale reset “down round”, which provides that if the Company sells or grants any option to purchase any common stock of the Company at any effective price per share less than the exercise price of the warrants, the exercise price shall be reduced to equal that lower exercise price.

During January 2018, the Company entered into a First Amendment To Warrant (“Amendment”) agreement with Pacific Grove Capital LP (“Pacific Grove”) which amended the warrants then held by Pacific Grove (acquired on July 31, 2017). This amendment led to a reduction in the exercise price of the warrants to purchase 350,000 shares of common stock held by Pacific Grove from $5.25 per share to $2.625 per share. This exercise price reduction was to incentivize the exercise of these warrants and to raise cash.

Additionally, as a result of the reduction in the exercise price of the Pacific Grove warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the purchase agreement entered into with the purchasers pursuant to the July 31, 2017 purchases was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the purchase agreement, the purchasers were due an additional 14,458 shares of the Company’s common stock; and (b) the $5.25 exercise price of the warrants sold pursuant to the purchase agreement (and the warrants granted to the placement agent), automatically decreased to $5.125 per share.

On January 29, 2018, we entered into a First Amendment To Warrant agreement with The Stadlin Trust dated 5/25/01 (“Stadlin”) which amended the Common Stock and Warrant Purchase Agreement provided to Stadlin in connection with the closing of the July 31, 2017 offering, whereby Stadlin acquired warrants to purchase 20,000 shares of our common stock. Through January 29, 2018, Stadlin earned additional warrants to purchase 9,800 shares of our common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the purchase agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Stadlin’s pro rata share of 1% of the warrants sold pursuant to the purchase agreement for each day that the Company failed to obtain the NASDAQ listing. Total warrants held by Stadlin as of January 29, 2018 were 29,800. We desired to incentivize Stadlin to exercise the warrants by reducing the exercise price of the warrants from $5.125 per share to $2.625 per share, provided that Stadlin agreed to immediately exercise such 29,800 warrants for $78,225 in cash. Pursuant to the amendment, the exercise price of the warrants was reduced as discussed above and Stadlin exercised the warrants in cash.

Additionally, as a result of the reduction in the exercise price of the Stadlin warrants which was agreed to pursuant to the amendment, the anti-dilution provisions of the purchase agreement and the purchasers warrants granted in connection therewith was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the purchase agreement, the purchasers were due an additional 1,220 shares of the Company’s common stock; and (b) the $5.125 exercise price of the warrants sold pursuant to the purchase agreement (and the warrants granted to the placement agent), the exercise price of such warrants remained unchanged at $5.125 per share.

At first, the warrants were accounted for as part of Company equity since the warrants were considered indexed to the Company’s own stock. However, under ASC 815, the “down round” protection can sever the indexing to the Company’s own stock and the warrants could be accounted for as derivative liabilities at the time the reset was triggered, which is how the Company accounted for such warrants, and the change in fair value resulting from the reset of $26,060 was recognized as change in fair value of derivative liabilities.

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

The following table sets forth common stock purchase warrants outstanding as of February 28, 2019, and February 28, 2018, and changes in such warrants outstanding for the years ending February 28, 2019 and February 28, 2018:

	Warrant	Weighted Average Exercise
Outstanding, February 28, 2017	808,039	$4.72
Warrants granted	1,285,819	$4.18
Warrants exercised/forfeited/expired	(974,917)	$(3.63)
Outstanding, February 28, 2018	1,118,941	$5.27
Warrants granted	899,000	$2.85
Warrants exercised/forfeited/expired	(287,000)	$(4.22)
Outstanding, February 28, 2019	1,730,941	$3.90
Common stock issuable upon exercise of warrants	1,118,941	$5,891,297

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable

Range of Exercise Prices	Number Outstanding at February 28, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2019	Weighted Average Exercise Price
$1.25	16,800	5.00	$1.25	16,800	$1.25
$2.85	899,000	4.56	$2.85	899,000	$2.85
$3.75	30,000	4.00	$3.75	30,000	$3.75
$5.00	295,520	3.00	$5.00	295,520	$5.00
$5.13	416,769	4.78	$5.13	477,421	$5.13
$5.25	30,652	3.42	$5.25	30,652	$5.25
$5.63	21,000	5.00	$5.63	21,000	$5.63
$6.25	1,200	5.00	$6.25	1,200	$6.25
$7.50	20,000	3.00	$7.50	20,000	$7.50
	1,730,941	4.33	$3.90	1,730,941	$3.90

At February 28, 2019, there were warrants outstanding to purchase 1,730,941 shares of common stock with a weighted average exercise price of $3.90 and weighted average life of 4.33 years.

At February 28, 2018, there were warrants outstanding to purchase 1,118,941 shares of common stock with a weighted average exercise price of $5.27 and weighted average life of 3.85 years.

During the year ended February 28, 2019, the Company granted:

●	warrants to purchase 724,000 shares of common stock in connection with subscriptions; and
●	warrants to purchase 175,000 shares of common stock in consideration for consulting fees.

Related Party Transactions

From February 6, 2017 to March 10, 2017, the Company raised $1,550,000 from the sale of 310,000 units, each consisting of one share of restricted common stock and one warrant to purchase one share of common stock (the “Units”), to fourteen accredited investors in a private offering, at $5 per Unit. Investors in the offering included an entity owned by Donald P. Monaco, the Company’s director (40,000 Units for $200,000), and Robert J. Post, the Company’s then director (20,000 Units for $100,000). The warrants have an exercise price of $5.00 per share and a term of three years, and include no cashless exercise rights.

On April 19, 2017, we issued 40,000 shares of common stock to Omar Jimenez, a member of the Board of Directors and an executive of the Company, valued at $250,000, as a fiscal year-ended February 28, 2017 employee bonus.

On August 11, 2017, the Company closed the transactions contemplated by the Common Stock and Warrant Purchase Agreement, entered into by the Company on July 31, 2017 (the “Purchase Agreement”), with certain accredited investors named therein (collectively, the “Purchasers”). Under the terms of the Purchase Agreement, the Company sold the Purchasers an aggregate of 613,000 shares of common stock (the “Shares”) and 613,000 warrants to purchase one share of common stock (the “Offering Warrants” and together with the Shares, the “Securities”). The combined purchase price for one Share and one Offering Warrant to purchase one share of common stock in the Private Placement offering was $5.00. William Kerby, the Chief Executive Officer and director of the Company, purchased $50,000 of the Securities (10,000 Shares and Offering Warrants); Simon Orange, a member of the Board of Directors of the Company, purchased $175,000 of the Securities (35,000 Shares and Offering Warrants); Donald Monaco, the Chairman of the Board of Directors of the Company, purchased $175,000 of the Securities (35,000 Shares and Offering Warrants); Pat LaVecchia, a member of the Board of Directors of the Company, purchased $10,000 of the Securities (2,000 Shares and Offering Warrants); and Robert J. Post, a then member of the Board of Directors of the Company, purchased $25,000 of the Securities (5,000 Shares and Offering Warrants). Additionally, Stephen Romsdahl, a significant stockholder of the Company, purchased $50,000 of the Securities (10,000 Shares and Offering Warrants) and another non-related party, who is a key distributor of the Company, purchased $100,000 of the Securities (20,000 Shares and Offering Warrants).

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

On December 12, 2017, we received $105,000 from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, the Chairman of the Company, and issued 21,000 shares of common stock in connection with the exercise of a warrant to purchase 21,000 shares of common stock, which had an exercise price of $5.00 per share.

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

On January 11, 2018, we received $130,200 from the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and the Chairman of the Board of Directors of the Company, and issued 24,800 shares of common stock in connection with the exercise of warrants to purchase 24,800 shares of common stock, which had an exercise price of $5.25 per share.

On January 11, 2018, we received $10,500 from William Kerby, the CEO and a director of the Company, and issued 2,000 shares of common stock in connection with the exercise of a warrant to purchase 2,000 shares of common stock, which had an exercise price of $5.25 per share.

On January 11, 2018, we received $95,000 from Monaco Investment Partners II LP, of which Donald Monaco is the managing general partner and Chairman of the Board of Directors of the Company, and issued 19,000 shares of common stock in connection with the exercise of a warrant to purchase 19,000 shares of common stock, which had an exercise price of $5.00 per share.

On January 11, 2018, we received $200,000 from Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, and issued 40,000 shares of common stock in connection with the exercise of a warrant to purchase 40,000 shares of common stock, which had an exercise price of $5.00 per share.

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of February 28, 2019 and February 28, 2018, respectively. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

See also the information under “$230,000 Promissory Note from Bettwork Industries Inc.”, “Conversion of $750,000 Promissory Note Into 1,000,000 Common Stock Shares of Bettwork Industries Inc.”, “Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc” and “Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc” under Note 3 – Notes Receivable, above and “A-Tech LLC and Bettwork Industries Inc. – Purchase of Right to Own and Conversion of Promissory Notes to Shares of Bettwork” under Note 5 – Acquisitions and Dispositions, above.

On July 28, 2018, Monaker borrowed $200,000 from the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”). The loan is evidenced by a Promissory Note in the amount of up to $300,000 (the “Monaco Trust Note”). The amount owed pursuant to the Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note may be prepaid at any time without penalty. The Monaco Trust Note contains standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

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

On November 29, 2018, the Company sold 428,572 shares of Bettwork’s common stock to the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company, at $0.70 per share for a total of $300,000.

On December 6, 2018, effective November 29, 2018, the Company sold 428,572 shares of Bettwork common stock to Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company (“Charcoal”) at $0.70 per share for a total of $300,000.

Note 11 – Commitments and Contingencies

Our executive, administrative and operating offices are primarily located in Weston, Florida where we leased approximately 2,500 square feet of office space at 2690 Weston Road, Suite 200, Weston, Florida 33331. In accordance with the terms of the office space lease agreement, the Company was renting the commercial office space, for a term of three years from January 1, 2016 through December 31, 2018. Monthly rental costs for calendar years 2017, 2018 and 2019 were $6,695, $6,896 and $6,243, respectively per month. The rent for the years ended February 28, 2019 and February 28, 2018 was $76,191 and $79,665, respectively.

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

Our rental payments through February 28, 2019 amount to $72,430.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2019	FYE 2020	FYE 2021 and beyond	Totals
Office Lease	$77,534	$80,936	$10,171	$168,641
Other	40,178	—	—	40,178
Totals	$117,712	$80,936	$10,171	$208,819

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Nasdaq Letters

On February 11, 2019, the Company received a letter (the “Letter”) from The Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, as a result of the resignation from the Board of Directors of the Company, on January 23, 2019, of Mr. Robert J. Post, the Company no longer complies with Nasdaq’s independent director requirement as set forth in Listing Rule 5605 which requires, among other things, that a majority of the Company’s Board of Directors be comprised of “independent directors” as defined in Rule 5605, and because as a result of Mr. Post’s resignation, the Company’s Board of Directors no longer consists of majority independent members, the Company is not in compliance with Listing Rule 5605.

Notwithstanding such non-compliance, Nasdaq has provided the Company a cure period in order to regain compliance as follows:

●	until the earlier of the Company’s next annual shareholders’ meeting or January 23, 2020; or
●	if the next annual shareholders’ meeting is held before July 22, 2019, then the Company must evidence compliance no later than July 22, 2019.

The Company must submit to Nasdaq documentation, including biographies of any new directors, evidencing compliance with the rules no later than the applicable date above. In the event the Company does not regain compliance by such date, Nasdaq rules require the Nasdaq staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a Hearings Panel.

In response to Mr. Post’s resignation and the receipt of the Letter, the Company is currently searching for one or more qualified individuals who satisfy the aforementioned independence requirements to join the Company’s Board of Directors.

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

On December 9, 2016, a class action lawsuit McLeod v. Monaker Group, Inc. et al (Case No.: 0:16-cv-62902-WJZ) was filed against us, William Kerby, our Chief Executive Officer and director, Donald Monaco, our Chairman, and D’Arelli Pruzansky, P.A., our former auditor, in the U.S. District Court for the Southern District of Florida on behalf of persons who purchased our common stock and exercised options between April 6, 2012 and June 23, 2016 (the “Class Period”). The lawsuit focused on whether the Company and its executives violated federal securities laws and whether the Company’s former auditor was negligent, and made allegations regarding the activities of certain Company executives. The lawsuit alleged and estimated total shareholders losses totaling approximately $20,000,000. The lawsuit stemmed from the Company’s announcement in June 2016 that it would have to restate its financial statements due to issues related to the Company’s investment in Verus. On February 16, 2017, we filed a Motion to Dismiss the lawsuit and on March 3, 2017, the Court entered an order staying discovery and all other proceedings pending resolution of the Motion to Dismiss. On March 16, 2017, the plaintiffs responded to the Motion to Dismiss, and on March 30, 2017, we filed a Reply memorandum in support of our Motion to Dismiss. On January 24, 2018, the Court granted our Motion to Dismiss and dismissed Plaintiff’s complaint and gave Plaintiff leave to file an amended complaint. On February 23, 2018, Mr. McLeod, joined by new plaintiff, Ronald Mims, filed an Amended Complaint with the same allegations of security fraud as alleged in the original complaint. On March 29, 2018, we filed a Motion to Dismiss Plaintiffs’ Amended Complaint, which the Plaintiffs filed a response to. On September 26, 2018, the parties amicably resolved the matter, resulting in the plaintiffs voluntarily dismissing the lawsuit with prejudice as reflected by a Final Order of Dismissal of the court on such date.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG in the United States District Court for the Southern District of Florida. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of February 28, 2019 and February 28, 2018 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of February 28, 2019 and February 28, 2018.

On March 14, 2014, a lawsuit was filed by Lewis Global Partners in the Circuit Court for Broward County, Florida CASE NO. LACE 14-005009 005009 alleging breach of contract and breach of implied covenant of good faith and fair dealing. In particular the lawsuit alleged that:

●	In or around July 2, 2012 the plaintiff, Lewis Global Partners, LLC (Lewis Global), entered into a Subscription Agreement with us. The Subscription Agreement provided that Lewis Global would pay $13,500 in services rendered in consideration for 2,700 shares of Series B Preferred Stock (the “Preferred B Shares”). The-Subscription Agreement also provided Conversion Rights to convert each $5.00 Preferred B Share into either shares of the Company or 100 shares of ‘Next 1 Realty’ (our then wholly-owned real estate division, which subsequently became Verus).
●	On or around June 10, 2013, plaintiff sent a Notice of Conversion to the Company and requested to convert its Preferred B Shares into 270,000 shares of common stock of Verus.
●	The Company failed to deliver the 270,000 shares of common stock of Versus and because at the time of the Notice of Conversion the common stock in Verus was approximately $2.65 per share, the damages Lewis Global alleged are due total $715,500, provided that the value has depreciated significantly since the time of the Notice of Conversion.

On April 5, 2019, we entered into a Settlement Agreement with Lewis Global relating to the dismissal with prejudice of certain pending lawsuit with Lewis Global. The agreement further provided for general releases from each party.

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

The provision for income taxes consists of the following components for the years ended February 28, 2019 and February 28, 2018:

	2019	2018
Current	$—	$—
Deferred	—	—
	$—	$—

The components of deferred income tax assets and liabilities for the years ended February 28, 2019 and February 28, 2018, are as follows:

	2019	2018
Net operating loss carry-forwards	$28,358,903	$29,904,863
Equity based compensation	4,329,000	4,329,000
Amortization and impairment of intangibles	76,389	43,890
Total deferred assets	32,764,292	34,277,753
Valuation allowance	(32,764,292)	(34,277,753)
	$—	$—

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2019 and February 28, 2018 were computed by applying the federal and state statutory corporate tax rates as follows:

	2019	2019
Statutory Federal income tax rate	-21.0%	-21.0%
State taxes, net of Federal	-4.5%	-5.0%
Permanent difference	7.4%	11.0%
Change in valuation allowance	18.1%	15.0%
	0%	0%

The valuation allowance has increased by $1,485,200 for the fiscal year ended 2019 primarily as a result of a current year tax income of $1,516,230 which decreased net operating loss carryforward to $28,388,633 at February 28, 2019, from $29,904,863 at February 28, 2018, and an increase of $31,030 in amortization of intangibles to $74,920 at February 28, 2019, from $43,890 at February 28, 2018.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2019 is approximately $32 million expiring between 2029 and 2038. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets. The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 28, 2019.

Note 15 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

For the year ended February 28, 2019:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings	$4,298,563	8,629,224	$0.50
Effect of dilutive securities	—	—	—
Dilutive earnings	$4,298,563	8,629,224	$0.50
For the year ended February 28, 2018:
Basic earnings (losses)	$(10,037,142)	6,216,988	$(1.61)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(10,037,142)	6,216,988	$(1.61)

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted earnings per common share is not presented because it is anti-dilutive.

Note 16 – Subsequent Events

Director Exercise of Warrants

On March 5, 2019, a First Amendment to Warrant agreement (the “Amendment”) between the Company and the Donald P. Monaco Insurance Trust (the “Trust”), which is beneficially owned by Donald P. Monaco, the Chairman of the Board of Directors of the Company, became effective and binding on the parties. Pursuant to the Amendment, the Company and the Trust agreed to reduce the exercise price of warrants to purchase 35,750 shares of common stock of the Company which were acquired by the Trust pursuant to the Common Stock and Warrant Purchase Agreement entered into between the Company and the purchasers named therein (including the Trust) dated July 31, 2017 and in consideration for liquidated damages due pursuant to the terms thereof, from $5.23 per share to $2.85 per share, in consideration for the Trust’s immediate exercise of such warrants for cash.

Total consideration received by the Company from the exercise of the 35,750 warrants exercised by the Trust was $101,888.

Loan from Officer

On April 3, 2019, the Company borrowed $125,000 from William Kerby, the Chief Executive Officer and member of the Board of Directors of the Company. The amount borrowed was evidenced by a Promissory Note dated April 3, 2019. The amount borrowed pursuant to the note accrues interest at 12% per annum (18% upon the occurrence of an event of default) and was due and payable on April 30, 2019, provided that Mr. Kerby agreed to extend the due date pending the receipt of funds from the Underwritten Offering. The loan was repaid on May 2, 2019, from funds raised in the Underwritten Offering (discussed below).

Advances from Officer

From October 3, 2018, through February 28, 2019, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), has advanced the Company $607,000 to meet operating and capital expenses. A total of $491,000 of the advances were repaid through February 28, 2019, for a balance due Mr. Jimenez of $116,000 as of February 28, 2019. In March 2019, Mr. Jimenez advanced the Company an additional $328,000 and, in April 2019, Mr. Jimenez advanced the Company an additional $112,000 for a total of $440,000 of which $250,000 was repaid on March 28, 2019. In summary, Mr. Jimenez has advanced the Company $1,047,000 for operating and capital expenses of which $741,000 has been repaid, which amounts to a balance due to Mr. Jimenez of $306,000 as of April 29, 2019. The amount advanced was repaid on April 29, 2019, from funds raised in the Underwritten Offering (defined below).

Nasdaq Letter

On March 5, 2019, the Company received a letter (the “Letter”) from The Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, the Company was not in compliance with the rules for continued listing as set forth in Nasdaq Listing Rule 5620(a), because the Company has not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end. The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

Under Nasdaq rules, the Company had 45 calendar days from the date of the notification to submit a plan to regain compliance, and if Nasdaq accepts the plan, Nasdaq can grant an exception of up to 180 calendar days from fiscal year end, or until August 27, 2019, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the right to appeal such decision to a Nasdaq hearings panel.

The Company has submitted a plan to Nasdaq and intends to timely hold an annual meeting of shareholders to regain compliance with Nasdaq Listing Rule 5620 (a).

Bettwork Note Amendment

On March 12, 2019, and effective on February 28, 2019, we and Bettwork entered into a First Amendment to Amended Promissory Note (the “Note Amendment”), which amended that certain Amended Promissory Note dated October 19, 2018, in the initial amount of $230,000, evidencing amounts owed by Bettwork to Monaker (the “Bettwork Note”). The Note Amendment amended the Bettwork Note to: (a) extend the maturity date thereof from February 28, 2019 to August 31, 2019; (b) provide Monaker the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations); and (c) provide that Bettwork is required to provide Monaker at least 10 days written notice before any prepayment of the Bettwork Note. The Note Amendment also included a beneficial ownership limit, prohibiting Monaker from converting the Bettwork Note, if doing so would result in Monaker (together with its affiliates and/or any persons acting as a group together with Monaker) beneficially owning more than 19.99% of Bettwork’s outstanding common stock after giving effect to such conversion, provided that, at the election of Monaker and with at least 61 days’ written notice to Bettwork, such beneficial ownership limitation may be decreased (but not increased) to whatever percentage Monaker shall determine. The Bettwork Note had a balance of $190,000 at the time of the parties’ entry into the Note Amendment. Interest and principal have been paid through the date of the original maturity (in the amount of $40,000 of principal and $9,255.31 as of February 28, 2019) and this Note Amendment is an extension to pay the principal, under the same terms and conditions as the Bettwork Note.

The Bettwork Note bears interest at the rate of 12% per year, payable on maturity. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum, is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker.

Inducement Agreement

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus International, Inc., formerly Realbiz Media Group, Inc. (“Verus” and the “Inducement Agreement”).

Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held, and continue to hold, 44,470,101 shares of, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock (valued at approximately $2.2 million, based on a current trading price of Verus’ common stock of approximately $0.015 per share), following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, American Stock Transfer & Trust Company, LLC and NestBuilder.com Corp. executed on or about December 22, 2017, as previously disclosed. The 152,029,899 shares were issued to the Company in April 2019.

The designation of the Series A Preferred Stock, as amended, includes a 9.99% beneficial ownership limitation, preventing the Company from converting such Series A Preferred Stock into common stock of Verus (and reducing the voting rights of such preferred stock proportionally), if upon such conversion, the Company, its affiliates and/or any group which it is a part of, would own greater than 9.99% of Verus’ common stock (the “Ownership Blocker”).

Underwritten Offering

On April 25, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with several Underwriters named in the Underwriting Agreement (the “Underwriters”) for whom Roth Capital Partners, LLC acted as representative, relating to the public offering, issuance and sale by the Company of 870,000 shares of common stock, at an offering price to the public of $2.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 130,500 shares of common stock which was exercised by the Underwriters. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-224309), that was filed with the SEC, including the related prospectus, dated April 17, 2018, as supplemented by a prospectus supplement dated April 25, 2019.

The Underwriters sold 75,000 shares of common stock to an entity controlled by Donald P. Monaco, a director and chairman of the Company’s board, 100,000 shares of common stock to Simon Orange, a member of the Company’s board, and 25,000 shares of common stock, to William Kerby, our Chief Executive Officer and member of the Company’s board, at the $2.00 per share public offering price.

In total the Company sold 1,000,500 shares of common stock in the offering and net proceeds disbursed to the Company from the offering were $1.785 million, after deducting the underwriting discount and expenses of the underwriters.

Pursuant to the Underwriting Agreement, we agreed, subject to certain exceptions, until July 24, 2019 (a period of 90 days after the date of the offering), not to offer, sell, grant any option to purchase, or otherwise dispose of (or announce any offer, sale, grant or any option to purchase or other disposition of) any of our equity or equity equivalent securities.

As a result of the offering, the exercise price of the warrants to purchase 724,000 shares of common stock granted as part of the Company’s October 2, 2018 registered offering were automatically adjusted from $2.85 per share to $2.00 per share.

Warrant Exercises

●	On March 5, 2019, we received $101,888 in proceeds from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco the Chairman of the Board, and issued 35,750 shares of common stock in connection with the exercise of warrants to purchase 35,750 shares of common stock with an exercise price of $2.85 per share, pursuant to the terms of a First Amendment to Warrant.
●	On May 7, 2019, we received $20,000 in proceeds from Sabby Volatility Warrant Fund, and issued 10,000 shares of common stock in connection with the exercise of warrants to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 8, 2019, we received $40,000 in proceeds from Sabby Volatility Warrant Fund, and issued 20,000 shares of common stock in connection with the exercise of warrants to purchase 20,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 8, 2019, we received $60,000 in proceeds from Hudson Bay Master Fund Ltd., and issued 30,000 shares of common stock in connection with the exercise of warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 14, 2019, we received $33,200 in proceeds from Sabby Volatility Warrant Fund, and issued 16,600 shares of common stock in connection with the exercise of warrants to purchase 16,600 shares of common stock with an exercise price of $2.00 per share.
●	On May 15, 2019, we received $20,000 in proceeds from Hudson Bay Master Fund Ltd., and issued 10,000 shares of common stock in connection with the exercise of warrants to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.

Item 16. Form 10–K Summary.

None.

52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2019	MONAKER GROUP, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 13, 2019
William Kerby	(Principal Executive Officer)

	Chief Financial Officer and Chief Operating Officer	June 13, 2019
/s/ Omar Jimenez	and Director
Omar Jimenez	(Principal Financial and Accounting Officer)

/s/ Pat LaVecchia	Director	June 13, 2019
Pat LaVecchia

/s/ Donald P. Monaco	Director	June 13, 2019
Donald P. Monaco

/s/ Doug Checkeris	Director	June 13, 2019
Doug Checkeris

/s/ Simon Orange	Director	June 13, 2019
Simon Orange

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
1.1	Placement Agency Agreement dated September 28, 2018, by and between Monaker Group, Inc. and Roth Capital Partners, LLC		8-K	1.1	10/2/2018	001-38402

1.2	Underwriting Agreement dated as of April 25, 2019 by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters		8-K	1.1	4/25/2019	001-38402

3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630

3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.3	9/25/2017	333-220619

3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.4	9/25/2017	333-220619

3.5	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669

3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.6	9/25/2017	333-220619

3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669

3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753

3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.1	9/25/2017	000-52669

3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.2	9/25/2017	000-52669

3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.3	9/25/2017	000-52669

3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018	8-K	3.1	2/12/2018	000-52669

3.14	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669

4.1	Form of Common Stock Purchase Warrant (Offering)	8-K	4.1	8/1/2017	000-52669

4.2	Form of Common Stock Purchase Warrant (Agent)	8-K	4.2	8/1/2017	000-52669

10.1***	Employment Agreement dated January 21, 2016, by and between Monaker Group, Inc. and Omar Jimenez	8-K	10.1	1/26/2016	000-52699

10.2	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.	10-K	10.3	6/23/2016	000-52669

10.3	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.	10-K	10.4	6/23/2016	000-52669

10.4	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.	10-K	10.5	6/23/2016	000-52669

10.5	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.	10-K	10.6	6/23/2016	000-52669

10.6	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystal Falls Investments, LLC	10-K	10.10	6/23/2016	000-52669

10.7	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.	10-K	10.11	6/23/2016	000-52669

10.8	Note Amendment between the Company and Mark Wilton dated February 29, 2016	10-Q	4.1	7/20/2016	000-52669

10.9	Subscription and Investment Representation Agreement dated September 8, 2016, between Monaker Group, Inc. and Charcoal Investments Ltd.	10-K	10.26	2/28/2017	000-52669

10.10	December 31, 2016, Letter of Engagement with Capital Market Access	10-Q	10.20	1/23/2017	000-52669

10.11	August 31, 2016, Marketing and Stock Exchange Agreement with Recruiter.com, Inc.	10-Q	10.21	1/23/2017	000-52669

10.12***	Consulting Agreement between Simon Orange and the Company dated September 8, 2016	8-K	10.2	2/8/2017	000-52669

10.13	Form of Orange and Charcoal September 8, 2016 Warrants to Purchase Common Stock	8-K	10.3	2/8/2017	000-52669

10.14	Form of Orange and Charcoal January 26, 2017 Warrants to Purchase Common Stock	8-K	10.4	2/8/2017	000-52669

10.15	Form of Subscription Agreement for Units (February and March 2017)	8-K	10.1	3/10/2017	000-52669

10.16	Form of Warrant (February and March 2017 Subscriptions)	8-K	10.2	3/10/2017	000-52669

10.17	Joint Venture Acquisition Agreement between the Company and Launch 360 Media Inc. dated June 5, 2014	10-K	10.34	2/28/2017	000-52669

10.18	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender	10-K	10.35	2/28/2017	000-52669

10.19	Amendment to Line of Credit Agreement dated December 22, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.	10-K	10.366	2/28/2017	000-52669

10.20	Form of Purchase Agreement, dated July 31, 2017	8-K	10.1	8/1/2017	000-52669

10.21	Board Representation Agreement dated July 31, 2017, by and between Pacific Grove Capital LP and the Company	8-K	10.2	8/1/2017	000-52669

10.22	Form of Addendum to Purchase Agreement, dated July 31, 2017	8-K	10.3	8/1/2017	000-52669

10.23	Debt Conversion and Voting Agreement dated August 24, 2017, by and between, Monaker Group, Inc., and Mark A. Wilton	8-K	10.1	9/5/2017	000-52669

10.24	Purchase Agreement dated August 31, 2017, between Bettwork Industries Inc., as Purchaser and Monaker Group, Inc., as Seller	8-K	10.2	9/5/2017	000-52669

10.25	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries Inc., as borrower in favor of Monaker Group, Inc., as payee	8-K	10.3	9/5/2017	000-52669

10.26	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries Inc.	8-K	10.4	9/5/2017	000-52669

10.27	Monaker Group, Inc. 2017 Equity Incentive Plan	8-K	10.5	9/5/2017	000-52669

10.28	Line of Credit Agreement dated September 15, 2017 by and between Monaker Group, Inc. and Republic Bank, Inc.	8-K	10.1	9/20/2017	000-52669

10.29	Engagement Agreement for Consulting Services with A-Tech, LLC, effective September 1, 2017	8-K	10.1	9/25/2017	000-52669

10.30	Platform Purchase Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 17, 2017	8-K	10.1	11/17/2017	000-52669

10.31	Marketing and Consulting Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 16, 2017	8-K	10.2	11/17/2017	000-52669

10.32	Purchase Agreement between Monaker Group, Inc., as purchaser and Michael Heinze, Michael Kistner and Rebecca Dernbach, as sellers, dated November 14, 2017	8-K	10.3	11/17/2017	000-52669

10.33	Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017	8-K	10.1	11/27/2017	000-52669

10.34	Addendum to Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017	8-K	10.2	11/27/2017	000-52669

10.35	December 22, 2017, Settlement Agreement by and between Monaker Group, Inc., RealBiz Media Group, Inc., NestBuilder.com Corp. and American Stock Transfer & Trust Company, LLC	8-K	10.1	1/5/2018	000-52669

10.36	First Amendment to Warrant dated January 10, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	1/16/2018	000-52669

10.37	First Amendment to Warrant dated March 1, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	3/5/2018	001-38402

10.38	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC	8-K	10.3	6/6/2018	001-38402

10.39	Right to Own Acquisition Agreement dated May 31, 2018, by and between Monaker Group, Inc. and Bettwork Industries Inc.	8-K	10.4	6/6/2018	001-38402

10.40	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries Inc. to Monaker Group, Inc.	8-K	10.5	6/6/2018	001-38402

10.41	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018	8-K	10.1	7/6/2018	001-38402

10.42	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018)	8-K	4.1	10/2/2018	001-38402

10.43	$300,000 Promissory Note dated July 27, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/2/2018	001-38402

10.44	$300,000 Promissory Note dated August 23, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/23/2018	001-38402

10.45	$1.2 Million Line of Credit with Republic Bank, Inc. dated September 28, 2018	8-K	10.1	10/2/2018	001-38402

10.46	Form of Securities Purchase Agreement dated September 28, 2018, by and between the Company and each investor	8-K	10.2	10/2/2018	001-38402

10.47***	Employment Agreement dated October 31, 2018, by and between Monaker Group, Inc. and William Kerby	8-K	10.1	11/2/2018	001-38402

10.48***	Guaranty Compensation Agreement dated October 31, 2018, by and between Monaker Group, Inc. and Donald P. Monaco	8-K	10.2	11/2/2018	001-38402

10.49	Stock Purchase Agreement between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust, dated November 29, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.50	Stock Purchase Agreement between Monaker Group, Inc. and Charcoal Investment Ltd, dated December 6, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.51	Amended Promissory Note in the amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 19, 2018	10-Q	10.13	11/30/2018	001-38402

10.52	Form of First Amendment to Securities Purchase Agreement and Warrants dated January 15, 2019, by and between Monaker Group, Inc. and the investors party thereto	10-Q	10.13	11/30/2018	001-38402

10.53	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Stock Option Award	S-8	4.2	1/25/2019	333-229370

10.54	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Restricted Stock Grant Agreement	S-8	4.3	1/25/2019	333-229370

10.55	$700,000 Promissory Note dated February 4, 2019, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	2/5/2019	001-38402

10.56	First Amendment to Warrant dated March 5, 2019, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	3/6/2019	001-38402

10.57	First Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated March 12, 2019 and effective February 28, 2019	8-K	10.1	3/15/2019	001-38402

10.58	$125,000 Promissory Note dated April 3, 2019, entered into by Monaker Group, Inc. in favor of William Kerby	8-K	10.1	4/4/2019	001-38402

10.59	Inducement Agreement entered into between Monaker Group, Inc. and Verus International, Inc., dated April 10, 2019 and effective February 8, 2019	8-K	10.1	4/11/2019	001-38402

14.1	Code of Ethics	S-1/A	14.1	3/12/2009	333-154177

14.2	Code of Business Conduct	S-1/A	14.2	3/12/2009	333-154177

14.3	Whistleblower Protection Policy	8-K	14.1	4/25/2017	000-52669

16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated October 15, 2018		8-K	16.1	10/15/2018	001-38402

16.2	Letter to Securities and Exchange Commission from M&K CPAS, PLLC, dated May 21, 2019		8-K	16.1	5/21/2019	001-38402

21.1*	Subsidiaries	X

23.1*	Consent of M&K CPAS, PLLC

23.2*	Consent of LBB & Associates Ltd. LLP	X

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Charter of the Audit Committee	X	8-K	99.1	4/25/2017	000-52669

99.2	Charter of the Compensation Committee	X	8-K	99.2	4/25/2017	000-52669

99.3	Charter of the Nominating and Corporate Governance Committee	X	8-K	99.3	4/25/2017	000-52669

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.