Form 10-K/A
period 2019-02-28
Monaker Group, Inc.
filed 2019-06-14
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and restates the Annual Report on Form 10-K of Monaker Group, Inc. for the fiscal year ended February 28, 2019, as filed with the Securities and Exchange Commission on June 13, 2019 (the “Original Filing”).

Monaker Group, Inc. is filing this Amendment, for the sole purpose of correcting the disclosure of Exhibit 23.1 in the Exhibit Index to the Original Filing, to include the name of the Company’s auditing firm, Thayer O’Neal Company, LLC and to confirm that such Exhibit is “filed”. This Form 10-K/A does not change or update any of the other disclosures contained in the Original Filing which are restated herein.

2

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

Item 16. Form 10–K Summary.

None.

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

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Chairman	June 13, 2019
William Kerby	(Principal Executive Officer)

	Chief Financial Officer and Chief Operating Officer	June 13, 2019
/s/ Omar Jimenez	and Director
Omar Jimenez	(Principal Financial and Accounting Officer)

/s/ Pat LaVecchia	Director	June 13, 2019
Pat LaVecchia

/s/ Donald P. Monaco	Director	June 13, 2019
Donald P. Monaco

/s/ Doug Checkeris	Director	June 13, 2019
Doug Checkeris

/s/ Simon Orange	Director	June 13, 2019
Simon Orange

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
1.1	Placement Agency Agreement dated September 28, 2018, by and between Monaker Group, Inc. and Roth Capital Partners, LLC		8-K	1.1	10/2/2018	001-38402

1.2	Underwriting Agreement dated as of April 25, 2019 by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters		8-K	1.1	4/25/2019	001-38402

3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630

3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.3	9/25/2017	333-220619

3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.4	9/25/2017	333-220619

3.5	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669

3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.6	9/25/2017	333-220619

3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669

3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753

3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.1	9/25/2017	000-52669

3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.2	9/25/2017	000-52669

3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.3	9/25/2017	000-52669

3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018	8-K	3.1	2/12/2018	000-52669

3.14	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669

4.1	Form of Common Stock Purchase Warrant (Offering)	8-K	4.1	8/1/2017	000-52669

4.2	Form of Common Stock Purchase Warrant (Agent)	8-K	4.2	8/1/2017	000-52669

10.1***	Employment Agreement dated January 21, 2016, by and between Monaker Group, Inc. and Omar Jimenez	8-K	10.1	1/26/2016	000-52699

10.2	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and AlwaysOnVacation, Inc.	10-K	10.3	6/23/2016	000-52669

10.3	Assignment of IP and Other Assets dated January 22, 2016 by and between Monaker Group, Inc. and Next 1 Networks, Inc.	10-K	10.4	6/23/2016	000-52669

10.4	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of Next 1 Networks, Inc.	10-K	10.5	6/23/2016	000-52669

10.5	Stock Purchase Agreement dated January 23, 2016 by and between Monaker Group, Inc. and BC 1062800 Ltd. for the sale of AlwaysOnVacation, Inc.	10-K	10.6	6/23/2016	000-52669

10.6	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystal Falls Investments, LLC	10-K	10.10	6/23/2016	000-52669

10.7	Line of Credit Agreement dated June 15, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.	10-K	10.11	6/23/2016	000-52669

10.8	Note Amendment between the Company and Mark Wilton dated February 29, 2016	10-Q	4.1	7/20/2016	000-52669

10.9	Subscription and Investment Representation Agreement dated September 8, 2016, between Monaker Group, Inc. and Charcoal Investments Ltd.	10-K	10.26	2/28/2017	000-52669

10.10	December 31, 2016, Letter of Engagement with Capital Market Access	10-Q	10.20	1/23/2017	000-52669

10.11	August 31, 2016, Marketing and Stock Exchange Agreement with Recruiter.com, Inc.	10-Q	10.21	1/23/2017	000-52669

10.12***	Consulting Agreement between Simon Orange and the Company dated September 8, 2016	8-K	10.2	2/8/2017	000-52669

10.13	Form of Orange and Charcoal September 8, 2016 Warrants to Purchase Common Stock	8-K	10.3	2/8/2017	000-52669

10.14	Form of Orange and Charcoal January 26, 2017 Warrants to Purchase Common Stock	8-K	10.4	2/8/2017	000-52669

10.15	Form of Subscription Agreement for Units (February and March 2017)	8-K	10.1	3/10/2017	000-52669

10.16	Form of Warrant (February and March 2017 Subscriptions)	8-K	10.2	3/10/2017	000-52669

10.17	Joint Venture Acquisition Agreement between the Company and Launch 360 Media Inc. dated June 5, 2014	10-K	10.34	2/28/2017	000-52669

10.18	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender	10-K	10.35	2/28/2017	000-52669

10.19	Amendment to Line of Credit Agreement dated December 22, 2016 by and between Monaker Group, Inc. and Republic Bank, Inc.	10-K	10.366	2/28/2017	000-52669

10.20	Form of Purchase Agreement, dated July 31, 2017	8-K	10.1	8/1/2017	000-52669

10.21	Board Representation Agreement dated July 31, 2017, by and between Pacific Grove Capital LP and the Company	8-K	10.2	8/1/2017	000-52669

10.22	Form of Addendum to Purchase Agreement, dated July 31, 2017	8-K	10.3	8/1/2017	000-52669

10.23	Debt Conversion and Voting Agreement dated August 24, 2017, by and between, Monaker Group, Inc., and Mark A. Wilton	8-K	10.1	9/5/2017	000-52669

10.24	Purchase Agreement dated August 31, 2017, between Bettwork Industries Inc., as Purchaser and Monaker Group, Inc., as Seller	8-K	10.2	9/5/2017	000-52669

10.25	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries Inc., as borrower in favor of Monaker Group, Inc., as payee	8-K	10.3	9/5/2017	000-52669

10.26	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries Inc.	8-K	10.4	9/5/2017	000-52669

10.27	Monaker Group, Inc. 2017 Equity Incentive Plan	8-K	10.5	9/5/2017	000-52669

10.28	Line of Credit Agreement dated September 15, 2017 by and between Monaker Group, Inc. and Republic Bank, Inc.	8-K	10.1	9/20/2017	000-52669

10.29	Engagement Agreement for Consulting Services with A-Tech, LLC, effective September 1, 2017	8-K	10.1	9/25/2017	000-52669

10.30	Platform Purchase Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 17, 2017	8-K	10.1	11/17/2017	000-52669

10.31	Marketing and Consulting Agreement by and between Monaker Group, Inc. and Exponential, Inc., dated October 16, 2017	8-K	10.2	11/17/2017	000-52669

10.32	Purchase Agreement between Monaker Group, Inc., as purchaser and Michael Heinze, Michael Kistner and Rebecca Dernbach, as sellers, dated November 14, 2017	8-K	10.3	11/17/2017	000-52669

10.33	Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017	8-K	10.1	11/27/2017	000-52669

10.34	Addendum to Purchase Agreement Between Monaker Group, Inc. and A-Tech LLC dated November 21, 2017	8-K	10.2	11/27/2017	000-52669

10.35	December 22, 2017, Settlement Agreement by and between Monaker Group, Inc., RealBiz Media Group, Inc., NestBuilder.com Corp. and American Stock Transfer & Trust Company, LLC	8-K	10.1	1/5/2018	000-52669

10.36	First Amendment to Warrant dated January 10, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	1/16/2018	000-52669

10.37	First Amendment to Warrant dated March 1, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	3/5/2018	001-38402

10.38	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC	8-K	10.3	6/6/2018	001-38402

10.39	Right to Own Acquisition Agreement dated May 31, 2018, by and between Monaker Group, Inc. and Bettwork Industries Inc.	8-K	10.4	6/6/2018	001-38402

10.40	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries Inc. to Monaker Group, Inc.	8-K	10.5	6/6/2018	001-38402

10.41	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018	8-K	10.1	7/6/2018	001-38402

10.42	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018)	8-K	4.1	10/2/2018	001-38402

10.43	$300,000 Promissory Note dated July 27, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/2/2018	001-38402

10.44	$300,000 Promissory Note dated August 23, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/23/2018	001-38402

10.45	$1.2 Million Line of Credit with Republic Bank, Inc. dated September 28, 2018	8-K	10.1	10/2/2018	001-38402

10.46	Form of Securities Purchase Agreement dated September 28, 2018, by and between the Company and each investor	8-K	10.2	10/2/2018	001-38402

10.47***	Employment Agreement dated October 31, 2018, by and between Monaker Group, Inc. and William Kerby	8-K	10.1	11/2/2018	001-38402

10.48***	Guaranty Compensation Agreement dated October 31, 2018, by and between Monaker Group, Inc. and Donald P. Monaco	8-K	10.2	11/2/2018	001-38402

10.49	Stock Purchase Agreement between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust, dated November 29, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.50	Stock Purchase Agreement between Monaker Group, Inc. and Charcoal Investment Ltd, dated December 6, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.51	Amended Promissory Note in the amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 19, 2018	10-Q	10.13	11/30/2018	001-38402

10.52	Form of First Amendment to Securities Purchase Agreement and Warrants dated January 15, 2019, by and between Monaker Group, Inc. and the investors party thereto	10-Q	10.13	11/30/2018	001-38402

10.53	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Stock Option Award	S-8	4.2	1/25/2019	333-229370

10.54	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Restricted Stock Grant Agreement	S-8	4.3	1/25/2019	333-229370

10.55	$700,000 Promissory Note dated February 4, 2019, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	2/5/2019	001-38402

10.56	First Amendment to Warrant dated March 5, 2019, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	3/6/2019	001-38402

10.57	First Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated March 12, 2019 and effective February 28, 2019	8-K	10.1	3/15/2019	001-38402

10.58	$125,000 Promissory Note dated April 3, 2019, entered into by Monaker Group, Inc. in favor of William Kerby	8-K	10.1	4/4/2019	001-38402

10.59	Inducement Agreement entered into between Monaker Group, Inc. and Verus International, Inc., dated April 10, 2019 and effective February 8, 2019	8-K	10.1	4/11/2019	001-38402

14.1	Code of Ethics	S-1/A	14.1	3/12/2009	333-154177

14.2	Code of Business Conduct	S-1/A	14.2	3/12/2009	333-154177

14.3	Whistleblower Protection Policy	8-K	14.1	4/25/2017	000-52669

16.1	Letter to Securities and Exchange Commission from LBB & Associates Ltd., LLP, dated October 15, 2018		8-K	16.1	10/15/2018	001-38402

16.2	Letter to Securities and Exchange Commission from M&K CPAS, PLLC, dated May 21, 2019		8-K	16.1	5/21/2019	001-38402

21.1*	Subsidiaries	X

23.1*	Consent of Thayer O’Neal Company, LLC	X

23.2*	Consent of LBB & Associates Ltd. LLP	X

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Charter of the Audit Committee	X	8-K	99.1	4/25/2017	000-52669

99.2	Charter of the Compensation Committee	X	8-K	99.2	4/25/2017	000-52669

99.3	Charter of the Nominating and Corporate Governance Committee	X	8-K	99.3	4/25/2017	000-52669

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.