Form 10-Q
period 2019-05-31
Monaker Group, Inc.
filed 2019-07-19
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-38402

MONAKER GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or formation)	Identification Number)

2893 Executive Park Drive
Suite 201

Weston, FL 33331

(Address of principal executive offices)

(954) 888-9779

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0. 00001 Par Value Per Share	MKGI	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

As of July 17, 2019, the registrant had 10,831,868 shares of its common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

(Unaudited)

	May 31	February 28,
	2019	2019
Assets
Current Assets
Cash	$264,963	$32,979
Prepaid expenses and other current assets	159,038	25,873
Security deposits	38,529	38,529
Total current assets	462,530	97,381

Investment in unconsolidated affiliate	8,244,274	8,096,239
Website Development costs and intangible assets, net	1,868,548	1,941,816
Operating lease Right-to-Use asset	80,397	—
Due from Distributor	—	12,410
Total assets	$10,655,749	$10,147,846

Liabilities and Stockholders’ Deficit
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	639,744	692,383
Other current liabilities	250,280	44,816
Operating lease liability	54,828	—
Convertible promissory notes - related party	—	350,000
Total current liabilities	2,137,852	2,280,199

Operating lease liability	25,569	—
Total liabilities	2,163,421	2,280,199

Commitments and contingencies

Stockholders’ equity
Series A Preferred Stock, $.01 par value; 3,000,000 authorized; no shares issued and outstanding at May 31, 2019 and February 28, 2019	—	—
Common stock, $.00001 par value; 500,000,000 shares authorized; 10,713,806 and 9,590,956 shares issued and outstanding at May 31, 2019 and February 28, 2019, respectively	107	96
Additional paid-in-capital	116,326,768	114,265,762
Accumulated deficit	(107,834,547)	(106,398,211)
Total stockholders’ equity	8,492,328	7,867,647
Total liabilities and stockholders’ equity	$10,655,749	$10,147,846

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	May 31	May 31
	2019	2018

Revenues
Travel sales revenues	$21,017	$74,732
Commission revenues	800	—
Gross revenues	21,817	74,732

Cost of revenues	(12,382)	(57,111)
Gross profit	9,435	17,621

Operating expenses
Technology and development	498,075	12,403
Stock-based compensation	425,232	—
Salaries and benefits	347,143	361,016
General and administrative	273,871	486,215
Selling and promotions expense	10,353	38,804
Total operating expenses	1,554,674	898,438

Operating loss	(1,545,239)	(880,817)

Other income (expense)

Valuation gain, net	148,035	—
Interest expense	(38,413)	(16,669)
Other income	(719)	—
Total other income (expense)	108,903	(16,669)

Net loss	$(1,436,336)	$(897,486)

Weighted average number of common shares outstanding
Basic	9,997,090	8,152,463
Diluted	9,997,090	8,152,463

Basic net loss per share	$(0.14)	$(0.11)

Diluted net loss per share	$(0.14)	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the three months ended May 31, 2019 and 2018

					Additional		Stockholders’
	Preferred Stock A		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances, February 28, 2018	—	$—	8,001,266	$80	$111,901,094	$(110,696,774)	$1,204,400

Warrants Exercised	—	—	147,000	1	385,774	—	385,775
Anti-Dilution Shares Issued	—	—	4,390	—	—	—	—
Net loss	—	—	—	—	—	(897,486)	(897,486)
Balances, May 31, 2018	—	$—	8,152,656	$81	$112,286,868	$(111,594,260)	$692,689

Balances, February 28, 2019	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647

Common stock issued for cash	—	—	1,000,500	10	1,785,920	—	1,785,930
Warrants Exercised	—	—	122,350	1	275,086	—	275,087
Net loss	—	—			—	(1,436,336)	(1,436,336)
Balances, May 31, 2019	—	$—	10,713,806	$107	$116,326,768	$(107,834,547)	$8,492,328

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	May 31	May 31
	2019	2018

Cash flows from operating activities:
Net loss applicable to Monaker Group, Inc.	$(1,436,336)	$(897,486)

Adjustments to reconcile net loss to net cash from operating activities:
Amortization and depreciation	73,451	70,385
Stock based compensation	425,232	—
Valuation gain, net	(148,035)	—
Changes in operating assets and liabilities:
Increase in other current liabilities	205,464	117,186
Increase in prepaid expenses and other current assets	(120,755)	(74,065)
Decrease in accounts payable and accrued expenses	(477,871)	(197,767)
Decrease in security deposits	—	(18,529)

Net cash used in operating activities	$(1,478,850)	$(1,000,276)

Cash flows from investing activities:
Website development costs	(183)	(330,793)

Net cash used in investing activities	$(183)	$(330,793)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,785,930	—
Proceeds from exercise of common stock warrants	275,087	385,775
Payment on shareholder loans	(350,000)	—

Net cash provided by financing activities	$1,711,017	$385,775

Net increase in cash	$231,984	$(945,294)

Cash at beginning of period	$32,979	$1,604,414

Cash at end of period	$264,963	$659,120

Supplemental disclosure:
Cash paid for interest	$38,413	$16,669

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) operate online marketplaces. We believe the most promising part of our business plan is the incorporation of Monaker’s proprietary Booking Engine and sizeable alternative lodging rental (ALR) properties into well-established marketplaces (i.e. a business-to-business (B2B) model) thereby facilitating easy access of alternative lodging rentals inventory to contracted global distributor partners.

The Company serves three major constituents: (1) property managers, (2) travelers, and (3) other travel/lodging distributors. Property managers integrate their detailed property listings into the Monaker Booking Engine with the goal of reaching a broad audience of travelers seeking ALRs through distribution channels they could not access otherwise.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2019 and notes thereto and other pertinent information contained in our Form 10-K/A (Amendment No. 1) the Company has filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2019.

The results of operations for the three months ended May 31, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2020.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include certain revenues, the allowance for doubtful accounts, the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, the valuation of stock options and deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at May 31, 2019 and February 28, 2019.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (ASC) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $73,451 and $70,385 during the three months ended May 31, 2019 and 2018, respectively.

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

The Company did not have exposure to derivative liabilities and the Company did not have exposure to embedded conversion options as those instruments were converted to equity positions by the note-holder. There are no derivative liabilities as of May 31, 2019 and February 28, 2019.

The Company has $-0- convertible promissory notes that include embedded conversion options at May 31, 2019 and February 28, 2019.

Going Concern

As of May 31, 2019 and February 28, 2019, the Company had an accumulated deficit of $107,834,547 and $106,398,211, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $320,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2019, we had approximately $2,137,852 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

The Company utilizes operating leases for its offices. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s contractual obligation to make lease payments under the lease. Operating leases are included in operating lease right-to-use assets, non-current, and operating lease liabilities current and non-current captions in the consolidated balance sheets.

Operating lease right-to-use assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all impacting the determination of the lease term and lease payments to be used in calculating the lease liability. Lease cost is recognized on a straight-line basis over the lease term. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, the Company uses a derived incremental borrowing rate based on borrowing options under its credit agreement. The Company applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease.

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

Hedge Accounting. In August 2017, the FASB amended the existing accounting guidance for hedge accounting. The amendments require expanded hedge accounting for both non-financial and financial risk components and refine the measurement of hedge results to better reflect an entity’s hedging strategies. The new guidance also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The new guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with early adoption permitted. The new guidance must be adopted as of March 1, 2019 using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date.

There is no impact to our results as we do not have hedging instruments. We do not have existing hedging relationships nor do we have hedging instruments that have not expired, been sold, terminated or exercised. We have not removed the designation of a hedging relationship.

Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We adopted this guidance as of March 1, 2019. The Company elected available practical expedients permitted under the guidance, which among other items, allows the Company to (i) carry forward its historical lease classification, (ii) not reassess leases for the definition of “lease” under the new standard, (iii) utilize a discount rate as of the effective date, and (iv) not record leases that expired or were terminated prior to the effective date. Accordingly, the Company recorded operating lease Right-to-Use asset and operating lease liability at the adoption date.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 2 – Note Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of May 31, 2019 and February 28, 2019 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of May 31, 2019 and February 28, 2019; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

On March 12, 2019, and effective on February 28, 2019, we and Bettwork entered into a First Amendment to Amended Promissory Note (the “Note Amendment”), which amended the Bettwork Note to: (a) extend the maturity date thereof from February 28, 2019 to August 31, 2019; (b) provide Monaker the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations); and (c) provide that Bettwork is required to provide Monaker at least 10 days written notice before any prepayment of the Bettwork Note. The Note Amendment also included a beneficial ownership limit, prohibiting Monaker from converting the Bettwork Note, if doing so would result in Monaker (together with its affiliates and/or any persons acting as a group together with Monaker) beneficially owning more than 19.99% of Bettwork’s outstanding common stock after giving effect to such conversion, provided that, at the election of Monaker and with at least 61 days’ written notice to Bettwork, such beneficial ownership limitation may be decreased (but not increased) to whatever percentage Monaker may determine. The Bettwork Note had a balance of $190,000 at the time of the parties’ entry into the Note Amendment. Interest and principal have been paid through the date of the original maturity (in the amount of $40,000 of principal and $9,255.31 of interest as of February 28, 2019) and this Note Amendment is an extension to pay the principal, under the same terms and conditions as the Bettwork Note.

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

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allowed us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. On July 2, 2018, this promissory note was exchanged for 1,000,000 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Name Your Fee Note as of May 31, 2019 and February 28, 2019 is $0, and, an allowance for bad debt of $750,000 (i.e., 100%) was reserved against the Name Your Fee Note as of February 28, 2018; this amount was recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the reserve of $750,000 was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Non-current

Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of May 31, 2019 and February 28, 2019 is $0. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of May 31, 2019 and February 28, 2019, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of May 31, 2019 and February 28, 2019 is $0, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017 through the date of exchange. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Equity Instruments

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc. and NestBuilder.com Corp.

We have recognized an impairment loss on investment in unconsolidated affiliate. As of May 31, 2019 and February 28, 2019, Monaker owned 44,470,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock. This interest was written down to zero ($0) as of February 28, 2015.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG (the “Lawsuits”). As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the Lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of May 31, 2019 and February 28, 2019 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of May 31, 2019 and February 28, 2019.

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus (the “Inducement Agreement”), pursuant to which we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held, and continue to hold, 44,470,101 shares of, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock (valued at approximately $2.2 million, based on the then current trading price of Verus’ common stock of approximately $0.015 per share), following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement. The 152,029,899 shares were issued to the Company in April 2019.

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

As of its most recent periodic report filing, its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2019, as of June 11, 2019, Verus has 2,290,449,898 shares of common stock outstanding, 44,570,101 shares of Series A preferred stock outstanding (as of April 30, 2019) and 430,801 shares of Series C preferred stock outstanding (as of April 30, 2019). The Company’s 152,029,899 shares of common stock and 44,470,101 shares of Series A preferred stock represent an approximately 11.6% interest in Verus (provided that the Series A preferred stock contains a 9.99% ownership limitation and as such the Company’s beneficial ownership is only 9.99%).

As of May 31, 2019, each share of Verus’ common stock was valued at $0.012 per share which amounted to a fair value of the 152,029,899 shares of Verus common stock of $1,824,359. This resulted in a fair value gain of $1,824,359. The fair value of $1,824,359 is recognized in net income as other income, valuation gain, net, on the balance sheet, as a valuation gain as of May 31, 2019.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in “Note 2 – Note Receivable”), evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

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

As of August 31, 2018, the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through May 31, 2019.

As of May 31, 2019, Bettwork shares closed at $0.90 per share and the Company has a contingency for a share price greater than $0.70 per share, of an aggregate of $1,080,000, which represents a contingency to Monaco Trust of $540,000 and Charcoal of $540,000.

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

On May 31, 2019, the shares of Bettwork’s common stock were trading at $0.90 per share which decreased the fair value of the 6,142,856 shares of Bettwork common stock to $5,528,570 and caused an accumulated fair value loss of $2,088,571 to be realized. The change in fair value of $2,088,571 is recognized in net income as other income, valuation gain, net, as a valuation loss as of May 31, 2019.

Bettwork has 37,682,256 shares of common stock issued and outstanding of February 28, 2019 pursuant to the quarterly report filed by Bettwork on OTC Markets. The Company’s ownership of 6,142,856 shares of common stock represents a 16.3% interest in Bettwork as of February 28, 2019.

Recruiter.com Group, Inc. formerly Truli Technologies Inc (OTCQB: RCRT)

On August 31, 2016, Monaker entered into a Marketing and Stock Exchange Agreement with Recruiter.com (“Recruiter”). The Agreement required Monaker to issue to Recruiter 75,000 shares of Monaker common stock in exchange for 2,200 shares of Recruiter common stock. Also, Monaker issued to Recruiter an additional 75,000 shares of Monaker common stock for marketing initiatives within the Recruiter platform. In essence, Monaker issued 75,000 shares of its common stock to purchase 2,200 shares of Recruiter, and Monaker issued an additional 75,000 shares of its common stock as a prepayment for marketing and advertising within the Recruiter platform. Recruiter was at that time a private company with a platform that companies and individuals use for employment placements. Monaker’s investment in Recruiter is valued at May 31, 2019 at $412,247.

On January 15, 2019, pursuant to an Agreement and Plan of Merger / Merger Consideration, Truli Technologies Inc which subsequently changed its name to Recruiter.com Group, Inc. (OTCQB: RCRT) (“Recruiter.com”) acquired Recruiter and Monaker exchanged its 2,200 shares in Recruiter for 11,141,810 shares of Recruiter.com common stock.

As of February 28, 2019, each share of Recruiter.com’s common stock was valued at $0.043. Therefore, as of February 28, 2019, the 11,141,810 shares of Recruiter.com common stock were valued at $479,098 which is included in the valuation gain as of February 28, 2019.

As of May 31, 2019, each share of Recruiter.com’s common stock was valued at $0.08 per share which increased the fair value of the 11,141,810 shares of Recruiter.com common stock to $891,345 and caused an accumulated fair value gain of $412,247 to be realized. The change in fair value of $412,247 is recognized in net income as other income, valuation gain, net, as a valuation gain as of May 31, 2019.

Note 4 – Acquisitions and Dispositions

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls, as described in “Note 2 – Note Receivable”, above.

On August 31, 2017, we entered into a Purchase Agreement with Bettwork whereby we sold Bettwork Assets in consideration for a $2.9 Million Secured Note. See “Note 2 – Note Receivable” – “Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc.”

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

The investment in the XPO platform included a platform and API to be delivered to Monaker by November 17, 2017. The 200,000 share purchase price included 140,000 shares for granting Monaker exclusivity for all travel sales on the platforms of all of XPO’s clients. Monaker was granted a 180 day review period for performance of the platform (through May 16, 2018) and if Monaker concluded, at its sole discretion, that the platform did not perform as expected, Monaker could serve notice to cancel travel exclusivity and only maintain exclusivity in the Alternative Lodging Rental (ALR) category by reducing the number of shares due under the Platform Purchase Agreement to 60,000 shares (i.e., cancelling 140,000 of the Shares). The platform, as contracted with XPO, was delivered and it was continuously upgraded by XPO through May 16, 2018. However, the platform did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares on June 29, 2018. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled. Although the 140,000 shares had not been cancelled as of February 28, 2018, due to agreement to cancel the travel exclusivity shares and the failure to connect Monaker’s ALR products to XPO, Monaker reserved 100% of the investment (i.e., 200,000 shares valued at $1,485,000) retroactively to February 28, 2018, and recognized an impairment loss as of February 28, 2018 and reduced the value of the asset to $0 as of May 31, 2019 and February 28, 2019.

On June 28, 2018, XPO’s travel exclusivity shares were cancelled and $1,039,500 of equity was recovered from the cancellation of the 140,000 shares. Since the impairment cannot be restored and the asset has already been reduced to $0, a valuation gain of $1,039,500 is realized for the value recovered in net income as other income, valuation gain, net.

A-Tech LLC and Bettwork Industries Inc. – Purchase of Right to Own and Conversion of Promissory Notes to Shares of Bettwork

As described above under “Note 2 – Note Receivable” – “Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc”, on November 21, 2017, Monaker entered into and affected the transactions contemplated by the Purchase Agreement, as amended, pursuant to which, among other things, on July 2, 2018, a $1.6 million promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. No amount was owed under the Secured Note as of May 31, 2019 and February 28, 2019. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Note 5 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Donald P. Monaco is Vice Chairman and Director at Republic. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The replacement extended the due date of the Line of Credit to September 15, 2018. On September 15, 2018, we entered into another replacement revolving line of credit agreement with Republic, which replaced and superseded the prior replacement line of credit with Republic. The Line of Credit remains at $1.2 million, which borrowed amount is due and payable by us on September 15, 2019. The line of credit provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018. The loan contains standard and customary events of default and no financial covenants. As of May 31, 2019 and February 28, 2019, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $38,413 and $16,669, for the three months ended May 31, 2019 and 2018, respectively. The Company has accrued interest as of May 31, 2019 and 2018 of $-0- and $-0-, respectively.

Note 6 –Related Party Promissory Notes and Transactions

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

On November 29, 2018, the Company sold 428,572 shares of Bettwork’s common stock to the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company, at $0.70 per share for a total of $300,000. See also “Note 3 – Investment in Equity Instruments”.

On December 6, 2018, effective November 29, 2018, the Company sold 428,572 shares of Bettwork common stock to Charcoal at $0.70 per share for a total of $300,000. See also “Note 3 – Investment in Equity Instruments”.

On April 3, 2019, the Company borrowed $125,000 from William Kerby, the Chief Executive Officer and member of the Board of Directors of the Company. The amount borrowed was evidenced by a Promissory Note dated April 3, 2019. The amount borrowed pursuant to the note accrues interest at 12% per annum (18% upon the occurrence of an event of default) and was due and payable on April 30, 2019, provided that Mr. Kerby agreed to extend the due date pending the receipt of funds from the Underwritten Offering. The loan was repaid on May 2, 2019, from funds raised in the Underwritten Offering (discussed below under “Note 7 – Stockholders’ Equity” – “Related Party Transactions”).

From October 3, 2018, through February 28, 2019, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), has advanced the Company $607,000 to meet operating and capital expenses. A total of $491,000 of the advances were repaid through February 28, 2019, for a balance due Mr. Jimenez of $116,000 as of February 28, 2019. In March 2019, Mr. Jimenez advanced the Company an additional $328,000 and, in April 2019, Mr. Jimenez advanced the Company an additional $112,000 for a total of $440,000 of which $250,000 was repaid on March 28, 2019. In summary, Mr. Jimenez has advanced the Company $1,047,000 for operating and capital expenses of which $741,000 has been repaid, which amounts to a balance due to Mr. Jimenez of $306,000 as of April 29, 2019. The amount advanced was repaid on April 29, 2019, from funds raised in the Underwritten Offering (discussed below under “Note 7 – Stockholders’ Equity” – “Related Party Transactions”).

On February 4, 2019, the Company borrowed $150,000 from the Monaco Trust. The loan is evidenced by a Promissory Note in the amount of up to $700,000 (the “Revolving Monaco Trust Note”). The amount owed pursuant to the Revolving Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and is due and payable on February 1, 2020, provided that the note may be prepaid at any time without penalty. The Revolving Monaco Trust Note contains standard and customary events of default. The balance of the Revolving Monaco Trust Note can be accessed by the Company, on a revolving basis, at any time, from time to time, prior to the maturity date of the note, with the approval of the Monaco Trust. On February 14, 2019, the Company borrowed an additional $200,000 from the Monaco Trust under the Note and on March 27, 2019, the Company borrowed an additional $250,000 from the Monaco Trust under the Note for a total borrowed from the Monaco Trust Note of $600,000 as of February 28, 2019. The then amount of the Revolving Monaco Trust Note ($600,000) was repaid on April 29 2019, from funds raised in the Underwritten Offering (discussed below under “Note 7 – Stockholders’ Equity” – “Related Party Transactions”).

Note 7 – Stockholders’ Equity

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

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and then Chairman, and Donald P. Monaco, our then Director (now Chairman), on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of May 31, 2019 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of May 31, 2019 and February 28, 2019.

Share Repurchase Transactions

During the three months ended May 31, 2019 and 2018, there were no repurchases of the Company’s common stock by Monaker.

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

During the quarter ended May 31, 2019, the following shares of common stock and other securities were issued and granted:

●	On April 25, 2019, we entered into an underwriting agreement relating to the public offering, issuance and sale by the Company of 1,000,500 shares of common stock, at an offering price to the public of $2.00 per share (when including the underwriter’s option which was exercised).
●	On March 5, 2019, we received $101,888 in proceeds from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, the Chairman of the Board, and issued 35,750 shares of common stock in connection with the exercise of warrants to purchase 35,750 shares of common stock with an exercise price of $2.85 per share, pursuant to the terms of a First Amendment to Warrant.
●	On May 7, 2019, we received $20,000 in proceeds from Sabby Volatility Warrant Fund, and issued 10,000 shares of common stock in connection with the exercise of warrants to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.

●	On May 8, 2019, we received $40,000 in proceeds from Sabby Volatility Warrant Fund, and issued 20,000 shares of common stock in connection with the exercise of warrants to purchase 20,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 8, 2019, we received $60,000 in proceeds from Hudson Bay Master Fund Ltd., and issued 30,000 shares of common stock in connection with the exercise of warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 14, 2019, we received $33,200 in proceeds from Sabby Volatility Warrant Fund, and issued 16,600 shares of common stock in connection with the exercise of warrants to purchase 16,600 shares of common stock with an exercise price of $2.00 per share.
●	On May 15, 2019, we received $20,000 in proceeds from Hudson Bay Master Fund Ltd., and issued 10,000 shares of common stock in connection with the exercise of warrants to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.

The Company had 10,713,806 and 9,590,956 shares of common stock issued and outstanding as of May 31, 2019 and February 28, 2019, respectively.

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

On January 29, 2018, the Company entered into a First Amendment To Warrant agreement with The Stadlin Trust dated 5/25/01 (“Stadlin”) which amended the Common Stock and Warrant Purchase Agreement provided to Stadlin in connection with the closing of the July 31, 2017 offering, whereby Stadlin acquired warrants to purchase 20,000 shares of the Company’s common stock. Through January 29, 2018, Stadlin earned additional warrants to purchase 9,800 shares of the Company’s common as partial liquidated damages for delays in obtaining an uplisting to the NASDAQ Capital Market, which uplisting was required pursuant to the purchase agreement, to have occurred on or before December 9, 2017; these additional warrants (on substantially similar terms as the warrants granted in connection with the offering) are equal to Stadlin’s pro rata share of 1% of the warrants sold pursuant to the purchase agreement for each day that the Company failed to obtain the NASDAQ listing. Total warrants held by Stadlin as of January 29, 2018 were 29,800. The Company desired to incentivize Stadlin to exercise the warrants by reducing the exercise price of the warrants from $5.125 per share to $2.625 per share, provided that Stadlin agreed to immediately exercise such 29,800 warrants for $78,225 in cash. Pursuant to the amendment, the exercise price of the warrants was reduced as discussed above and Stadlin exercised the warrants in cash.

Additionally, as a result of the reduction in the exercise price of the Stadlin warrants which was agreed to pursuant to the amendment, the anti-dilution provisions of the purchase agreement and the purchasers’ warrants granted in connection therewith was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the purchase agreement, the purchasers were due an additional 1,220 shares of the Company’s common stock; and (b) the $5.125 exercise price of the warrants sold pursuant to the purchase agreement (and the warrants granted to the placement agent), the exercise price of such warrants remained unchanged at $5.125 per share.

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

As a result of the April 2019 underwritten offering, as discussed above, the exercise price of the warrants to purchase 724,000 shares of common stock granted as part of the Company’s October 2, 2018 registered offering were automatically adjusted from $2.85 per share to $2.00 per share.

The following table sets forth common stock purchase warrants outstanding as of May 31, 2019 and February 28, 2019, and changes in such warrants outstanding for the three months ended May 31, 2019:

	Warrant	Weighted Average Exercise
Outstanding, February 28, 2019	1,730,941	$3.90
Warrants granted	—	$—
Warrants exercised/forfeited/expired	(122,350)	$(3.52)
Outstanding, May 31, 2019	1,608,591	$3.92
Common stock issuable upon exercise of warrants	1,608,591	$5,891,297

At May 31, 2019, there were warrants outstanding to purchase 1,608,591 shares of common stock with a weighted average exercise price of $3.92 and a weighted average life of 4.31 years.

At February 28, 2019, there were warrants outstanding to purchase 1,730,941 shares of common stock with a weighted average exercise price of $3.90 and a weighted average life of 4.33 years.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of May 31, 2019 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

See also the information under ”$230,000 Promissory Note from Bettwork Industries Inc.”, “Conversion of $750,000 Promissory Note Into 1,000,000 Common Stock Shares of Bettwork Industries Inc.”, “Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc” and “Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc” under “Note 2 – Notes Receivable”, above and “A-Tech LLC and Bettwork Industries Inc. – Purchase of Right to Own and Conversion of Promissory Notes to Shares of Bettwork” under “Note 4 – Acquisitions and Dispositions”, above.

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

In total the Company sold 1,000,500 shares of common stock in the offering and net proceeds disbursed to the Company from the offering were $1.785 million, after deducting the underwriting discount and expenses of the underwriters in the offering (the “Underwritten Offering”).

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

Note 8 – Commitments and Contingencies

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

Our rental payments through February 28, 2020 amount to $58,432. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We adopted this guidance as of March 1, 2019 The Company elected available practical expedients permitted under the guidance, which among other items, allow the Company to (i) carry forward its historical lease classification, (ii) not reassess leases for the definition of “lease” under the new standard, (iii) utilize a discount rate as of the effective date and (iv) not record leases that expired or were terminated prior to the effective date. Accordingly, the Company recorded operating lease Right-to-Use asset of $80,397 along with current operating lease liability of $54,828 and long term operating lease liability of $25,569 as of May 31, 2019.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2020	FYE 2021	FYE 2022 and beyond	Totals
Insurance	$31,725	$—	$—	$31,725
Other	4,500	—	—	4,500
Totals	$36,225	$—	$—	$36,225

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Nasdaq Letter

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

Notwithstanding such non-compliance, Nasdaq has provided the Company a cure period in order to regain compliance as follows:

●	until the earlier of the Company’s next annual shareholders’ meeting (which is scheduled to be held on August 15, 2019) or January 23, 2020; or
●	if the next annual shareholders’ meeting is held before July 22, 2019, then the Company must evidence compliance no later than July 22, 2019.

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

In response to Mr. Post’s resignation and the receipt of the Letter, the Company has nominated two new independent directors for appointment to the Board of Directors of the Company at the Company’s combined 2020/2019 annual meeting scheduled to be held in August 2019.

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations.

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

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG in the United States District Court for the Southern District of Florida. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of May 31, 2019 and February 28, 2019 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of May 31, 2019 and February 28, 2019, respectively.

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

On April 5, 2019, we entered into a Settlement Agreement with Lewis Global relating to the dismissal with prejudice of the lawsuit with Lewis Global. The agreement further provided for general releases from each party.

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

Effective on June 14, 2019, the Compensation Committee of the Board of Directors of the Company approved a bonus to be paid to Mr. William Kerby, the Chief Executive Officer of the Company (which bonus was ratified by the Board of Directors), equal to 40% of his base salary ($400,000 or a bonus of $160,000 (the “Bonus”)), for his efforts and actions on behalf of the Company during fiscal 2019. The Bonus, in the option of Mr. Kerby, was exercisable at any time prior to June 30, 2019, could be paid:

(a)       in shares of the Company’s common stock (the “Stock Bonus Option” and the “Option Shares”). In the event that Mr. Kerby desired to exercise the Stock Bonus Option, he was required to provide written notice to the Company, and the Company would then, subject to availability under the Monaker Group, Inc. 2017 Equity Incentive Plan (the “Plan”), grant such Option Shares under the Plan, based on a value per Option Share equal to the closing sales price for the Company’s common stock on the Nasdaq Capital Market on June 14, 2019 ($3.20 per share or $41,127 in aggregate); or

(b)       by way of the transfer/assignment from the Company to Mr. Kerby of shares of common stock held by the Company of (i) Verus International, Inc. (OTC Pink:VRUS); (ii) Recruiter.com Group, Inc. (OTCQB:RCRT); and/or (iii) Bettwork Industries Inc. (OTC Pink:BETW)(collectively, the “Subsidiaries” and the “Subsidiary Option”). In the event that Mr. Kerby desired to exercise the Subsidiary Option, he was required to provide written notice to the Company, and the Company would then take actions to transfer ownership of such amount of the common stock of the applicable Subsidiaries to Mr. Kerby equal in value to the Bonus, based on a value per share of the Subsidiaries common stock (as applicable) equal to the average of the closing sales prices for each applicable Subsidiary’s common stock on the last five trading days prior to, and not including, the date the notice to exercise the Subsidiary Option has been received by the Company.

Effective on June 17, 2019, Mr. Kerby exercised the Stock Bonus Option as to $41,000 of the amount owed in connection with the Bonus. In connection with such exercise the Company plans to issue him 12,812 shares of common stock under the Plan. Also effective on June 17, 2019, Mr. Kerby provided notice to the Company of the exercise of the Subsidiary Option, pursuant to which Mr. Kerby has requested that $119,000 of the Bonus be paid in shares of Verus’ common stock and as such, the Company plans to transfer ownership of 5,042,373 shares of Verus’ common stock (based on an average five day closing price of $0.0236 per share) to Mr. Kerby, to satisfy the Bonus following the date of this report. To date the shares of Company common stock and subsidiary shares have not been transferred to Mr. Kerby.

On June 25, 2019, the Company borrowed $200,000 and on July 11, 2019, the Company borrowed $50,00, under the Revolving Monaco Trust Note (described above under “Note 6 –Related Party Promissory Notes and Transactions”), which had a balance immediately prior to such June 25, 2019 borrowing of $0. The remaining balance of the Note ($450,000) can be accessed by the company, on a revolving basis, at any time, from time to time, prior to the maturity date of the note (February 1, 2020), with the approval of the Monaco Trust.

In July 2019, the Compensation Committee of the Board of Directors approved (1) the grant of (a) 5,000 shares of common stock to each non-executive member of the Board of Directors (20,000 shares in aggregate); (b) 1,250 shares of common stock to each Chairperson of each Board of Directors committee (3,750 shares in aggregate); and (c) 2,500 shares of common stock to Donald P. Monaco, the Chairman of the Board of the Board of Directors, each under the Plan, in consideration for services rendered during the quarter ended May 31, 2019, with such compensation totaling $84,264, which amount was accrued as of May 31, 2019; and (2) the issuance of 40,000 shares of restricted common stock to an employee for services rendered during the prior 16 months, which was valued at $128,400 and was accrued as of May 31, 2019. Such shares have not been issued as of the date this report and are not reflected in the number of issued and outstanding shares disclosed throughout this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 28, 2019 found in our Annual Report on Form 10-K/A (Amendment No. 1) that the Company has filed with the Securities and Exchange Commission on June 14, 2019. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K/A (Amendment No. 1) that the Company has filed with the Securities and Exchange Commission on June 14, 2019 are those that depend most heavily on these judgments and estimates. As of May 31, 2019, there had been no material changes to any of the critical accounting policies contained therein.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended February 28, 2019.

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

All of Monaker’s ALRs, also commonly referred to as Vacation Rentals are:

i)	Controlled by Property Management Companies. This is a key point of differentiation for Monaker, as the sole focus of Property Management Companies is to rent and service their properties, unlike an individual home owner who often rents their property on a casual or part-time basis. We believe working with property managers results in four key benefits:

►	All properties are Instantly Bookable (all Property Management Company inventory is integrated into Monaker’s Booking Engine allowing for instant confirmations);
►	Higher levels of service for renters (property managers are full-time operators);
►	Higher Quality Assurance (property managers generally have an incentive to eliminate trouble properties); and
►	Certified Rentable (most property managers are licensed and bonded requiring them to ensure properties are “legal to rent” and are further responsible for paying required taxes on behalf of homeowners.

ii)	Exclusively Individual Units. Our vacation homes and residential resort units are never shared, nor do we rent rooms in homes like other ALR companies. All ALR inventory is fully furnished privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property managers rent to the public on a nightly, weekly or monthly basis.

We believe that Monaker’s B2B model of supplying its significant ALR inventory directly to well-established travel distributors has three key benefits being:

►	Monaker avoids the need to market and try and develop its own direct to consumer brand (which can be expensive). Instead it is able to supply product into well established distribution websites that already have significant customer traffic and bookings.

►	Monaker has positioned itself uniquely in the ALR sector - which is one of the fastest growth segments within the travel industry. ALR inventory provides a key solution to traditional travel distributors. According to a January 3, 2017 article by Kevin May, the Editor In Chief of PhocusWire, as posted on Tnooz.com (“Private accommodation travel bookings to reach $106 billion by 2018”), it is estimated that roughly 1 out of 5 lodging accommodations in 2018 was an ALR transaction and by most accounts this growth is continuing to accelerate.

►	Monaker B2B ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means they risk losing their consumers to other ALR sites. By integrating Monaker’s ALR inventory in a “White Label” solution alongside their existing travel products (i.e., Air/Car/Hotel/Cruise/Tour bookings) it solves a key issue by allowing traditional travel distributors the ability for their customers to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially losing the entire booking.

Monaker’s Direct to Consumer Websites

Monaker has established a direct to consumer presence though a number of websites. While these sites are anticipated to represent a minor portion of the Company’s revenues moving forward, they do perform two very important functions, being:

►	The direct to consumer platforms are used for demonstration purposes to show traditional travel companies how ALR products could be integrated into their platforms, and

►	The sites allow consumers to bundle specialty vacation tours and other offerings with ALR products.

These sites include NextTrip.com, providing access to airline, car rental, lodgings and activities products, and include our ALR offering which will unite travelers seeking ALRs located in countries around the world and NextTrip.biz (under development) which, when fully operational, will provide a complete tracking solution for business travel as well as discounted air, car, hotel and access to ALR products for business travelers.

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

The Company sells its travel services through various distribution channels. The primary distribution channel is through its business-to-business (B2B) channel partners which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own websites at NextTrip.com and NextTripVacations.com, through the NextTrip mobile application (“app”) and Nexttrip.biz. Additionally, we offer specialty travel services via our websites, EXVG.com and Maupintour, targeting high value inventory to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings.

Monaker’s core holdings include NextTrip.com, NextTripVacations.com, NextTrip.biz, Maupintour.com and EXVG.com. NextTrip.com and NextTripVacations.com are the primary consumer websites, where travel services and products are booked. The travel services and products include tours; activities/attractions; airlines; hotels; and car rentals and where ALRs are booked as well. Maupintour complements the Nextrip.com and NextTripVacations.com offerings by providing high-end tour packages and activities/attractions. EXVG.com is a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.biz is targeted at small to midsized businesses offering them a customized travel solution for business travel to meetings, conferences, conventions or even vacation travel and provides the companies lower costs, better expense control and the option for a “self-branded” website.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2019 Compared to the Three Months Ended May 31, 2018

Revenues

Our total revenues decreased 71% to $21,817 for the three months ended May 31, 2019, compared to $74,732 for the three months ended May 31, 2018, a decrease of $52,915. The decrease in sales is mainly due to a decrease in the amount of travel trips being fulfilled for our luxury tour operations in the summer months, as well as the beginning of the fall season. The Company has completed its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations with significant distributors have been completed, which has not occurred to date. As of May 31, 2019, the NextTrip.com, NextTripVacations.com and EXVG.com websites had been launched while the marketing efforts for the websites and tour operations had not commenced.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses increased 73% to $1,554,674 for the three months ended May 31, 2019, compared to $898,438 for the three months ended May 31, 2018, an increase of $656,236. This increase was mainly attributable to (i) an increase in technology and development of $485,672 or 3,916% for the three months ended May 31, 2019 compared to $12,403 for the three months ended May 31, 2018, as a result of technology and development costs being expensed since June 2018, when our platforms went live, (ii) an increase in stock-based compensation of $425,232 for the three months ended May 31, 2019, compared to $0 for the three months ended May 31, 2018, due to payments made to board members and executive bonuses for the period ended May 31, 2019. The aforementioned increases were offset by a decrease in general and administrative expenses of $212,344 or 44%, to $273,871 for the three months ended May 31, 2019, compared to $486,215 for the three months ended May 31, 2018, which was due to decreases in investor relations consulting fees, bad debt expense associated with the promissory note with Bettwork and professional fees including legal fees associated with our litigation with Verus.

Other Income (Expenses)

Our other income (expenses) includes valuation gain on investments, interest expense, and other income.

Our total other income increased to $108,908 for the three months ended May 31, 2019, compared to total other expense of $16,669 for the three months ended May 31, 2018, an increase of $125,572. The increase is mainly attributable to an increase in the valuation of investments in Bettwork, Verus and Recruiter.com, which increased by $148,035 for the three months ended May 31, 2019, compared to $0 for the three months ended May 31, 2018 offset by an increase of $21,744 in interest expense to $38,413 for the three months ended May 31, 2019, compared to $16,669 for three months ended May 31, 2018.

Net Loss

We had a net loss of $1,436,336 for the three months ended May 31, 2019, compared to a net loss of $897,486 for the three months ended May 31, 2018, an increase in net loss of $538,850 or 60% from the prior period. The increase in net loss was primarily due to increases of (i) $485,672 in technology and development expenses, and (ii) $452,232 in stock-based compensation, offset by (i) a decrease of $212,344 in general and administrative expenses, and $148,035 of valuation gain, as described in greater detail above.

Contractual Obligations

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	February 28, 2020	February 29, 2021	February 28, 2022 and thereafter	Totals
Insurance	$31,725	$—	$—	$31,725
Other	4,500	—	—	4,500
Totals	$36,225	$—	$—	$36,225

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Liquidity and Capital Resources

At May 31, 2019, we had $264,963 of cash on-hand, an increase of $231,984 from $32,979 at February 28, 2019. The increase in cash is due primarily to net proceeds of $1,785,920 from the underwritten offering which closed in April 2019, as discussed in “Note 7 – Stockholders’ Equity”, to the unaudited financial statements included herein, which was offset by $1,478,850 in cash used in operating activities. We also had $8,244,275 of investment in unconsolidated affiliate as of May 31, 2019, which represented securities which we hold in Verus, Bettwork and Recruiter.com, as described in greater detail in “Note 3 – Investment in Equity Instruments”, to the unaudited financial statements included herein. Moving forward we plan to liquidate such securities through market and/or private sales.

As of May 31, 2019, the Company had total current liabilities of $2,137,852, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from Republic Bank (described below) of which $1,193,000 was drawn (the same amount as of February 28, 2019), accounts payable of $639,744 (a decrease of $52,639 from $692,383 as of February 28, 2019), and other current liabilities of $250,280 (an increase of $205,464 from $44,816 as of February 28, 2019) and non-current liabilities consisting of operating lease right-of-use asset of $80,397 as of May 31, 2019 compared to $0 as of February 28, 2019. A note payable to the Donald P. Monaco Trust, a shareholder of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company, in the amount of $350,000 was paid from the proceeds of the Underwritten Offering, as described in “Note 7 – Stockholders’ Equity”, to the unaudited financial statements included herein. The note has a $0 balance as of May 31, 2019 compared to $350,000 as of February 28, 2019). We anticipate that we will satisfy our current liabilities from proceeds derived from equity sales (similar to the April 2019 underwritten offering), sales of marketable securities which we hold as of May 31, 2019 (as discussed above), and revenue generated from sales, as well as from our cash on hand.

As of May 31, 2019, we had $10,655,749 in total assets, $2,163,421 in total liabilities (of which $2,137,852 were current liabilities), negative working capital of $1,675,322 and a total accumulated deficit of $107,834,547.

Net cash used in operating activities increased to $1,478,850 for the three months ended May 31, 2019, an increase of $478,574 from the $1,000,276 of cash used in operating activities during the three months ended May 31, 2018. The main items relating to the increase were $148,035 of valuation gain, $120,755 of increase in prepaid and other current assets, and $477,871 of decrease in accounts payable and accrued expenses which were offset by $425,232 of stock based compensation and $205,464 of increase in other current liabilities.

Net cash used in investing activities decreased to $183 for the three months ended May 31, 2019, a decrease of $330,610 from the $330,793 of cash used in investing activities during the three months ended May 31, 2018. The decrease was due to website development costs being expensed and not capitalized since June 2018. The $183 of net cash used in investing activities as of May 31, 2019 represents trademark expenses.

Net cash provided by financing activities increased to $1,711,017 for the three months ended May 31, 2019, an increase of $1,325,242 from the $385,775 of cash provided by financing activities during the three months ended May 31, 2018. The main items relating to the increase were $1,785,930 of net proceeds received from the April 2019 Underwritten Offering described in “Note 7 – Stockholders’ Equity”, to the unaudited financial statements included herein.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Donald P. Monaco is Vice Chairman and Director at Republic. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit were originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. On September 15, 2018, we entered into another replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2019. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2018. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through May 31, 2019, we have made draws of $1,193,000 under the line of credit.

Additional information regarding our notes receivable, investments in equity instruments, acquisitions and dispositions, line of credit and notes payable can be found under “Note 2 – Notes Receivable”, “Note 3 – Investment in Equity Instruments”, “Note 4 – Acquisitions and Dispositions”, “Note 5 – Line of Credit” and “Note 6 –Related Party Promissory Notes and Transactions”, to the unaudited financial statements included herein.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $320,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2019, we had approximately $2,137,852 of current liabilities and negative working capital of $1,675,322. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from equity and debt financings and we anticipate we will continue to meet our funding requirements through the sale of equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our products and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we currently anticipate that by the fourth fiscal quarter of FYE February 29, 2020, our operations could be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of May 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of May 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation and prior settlements are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” from, Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in “Note 8 - Commitments and Contingencies”, under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended February 28, 2019, filed with the Commission on June 14, 2019, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 28, 2019, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered securities during the three months ended May 31, 2019 and from the period from June 1, 2019 to the filing date of this report, which have not previously been disclosed in the Company’s February 28, 2019, Annual Report on Form 10-K/A, or in a Current Report on Form 8-K, except as disclosed below:

In July 2019, the Compensation Committee of the Board of Directors approved the issuance of 40,000 shares of restricted common stock of the Company to an employee for services rendered during the prior 16 months. Such shares have not been issued as of the date of this report and are not reflected in the number of issued and outstanding shares disclosed throughout this report.

To the extent that such issuance is not exempt from registration due to a no-sale theory, we claim an exemption from registration for the issuance described above pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was an (a) “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there-from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended May 31, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

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

MONAKER GROUP, INC.

Date: July 19, 2019	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 19, 2019	/s/ Omar Jimenez
Omar Jimenez
Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

1.1	Underwriting Agreement dated as of April 25, 2019 by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters		8-K	1.1	4/25/2019	001-38402

10.1	Monaker Group, Inc. 2017 Equity Incentive Plan***		8-K	10.5	9/5/2017	000-52669

10.2	$700,000 Promissory Note dated February 4, 2019, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust		8-K	10.1	2/5/2019	001-38402

10.3	First Amendment to Warrant dated March 5, 2019, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust		8-K	10.1	3/6/2019	001-38402

10.4	First Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated March 12, 2019 and effective February 28, 2019		8-K	10.1	3/15/2019	001-38402

10.5	$125,000 Promissory Note dated April 3, 2019, entered into by Monaker Group, Inc. in favor of William Kerby		8-K	10.1	4/4/2019	001-38402

10.6	Inducement Agreement entered into between Monaker Group, Inc. and Verus International, Inc., dated April 10, 2019 and effective February 8, 2019		8-K	10.1	4/11/2019	001-38402
			8-K	16.1	5/21/2019	001-38402
16.1	Letter to Securities and Exchange Commission from M&K CPAS, PLLC, dated May 21, 2019

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.

