Form 10-Q
period 2019-08-31
Monaker Group, Inc.
filed 2019-10-15
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2019

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

☐ Yes ☒ No

As of October 11, 2019, the registrant had 12,994,034 shares of its common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	August 31,	February 28,
	2019	2019
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$107,632	$32,979
Prepaid expenses and other current assets	409,804	25,873
Investment in unconsolidated affiliate – Short-term	3,306,907	—
Security deposits	43,529	38,529
Total current assets	3,867,872	97,381

Investment in unconsolidated affiliate	1,849,077	8,096,239
Website Development costs and intangible assets, net	6,776,720	1,941,816
Operating lease Right-of-Use asset	80,397	—
Due from Distributor	—	12,410
Total assets	$12,574,066	$10,147,846

Liabilities and Stockholders’ Deficit
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	822,180	692,383
Other current liabilities	122,413	44,816
Operating lease liability	54,828	—
Convertible promissory notes - related party	700,000	350,000
Total current liabilities	2,892,421	2,280,199

Operating lease liability	25,569	—
Total Liabilities	2,917,990	2,280,199

Commitments and contingencies

Stockholders’ Equity
Series A Preferred Stock, $.01 par value; 3,000,000 authorized; no shares issued and outstanding at August 31, 2019 and February 28, 2019	—	—
Common stock, $.00001 par value; 500,000,000 shares authorized; 12,838,930 and 9,590,956 shares issued and outstanding at August 31, 2019 and February 28, 2019, respectively	128	96
Additional paid-in-capital	121,464,616	114,265,762
Accumulated deficit	(111,808,668)	(106,398,211)
Total stockholders’ equity	9,656,076	7,867,647
Total liabilities and stockholders’ equity	$12,574,066	$10,147,846

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three months ended		For the Six months ended
	August 31,	August 31,	August 31,	August 31,
	2019	2018	2019	2018
Revenues
Travel and Commission revenues	$247,833	$198,307	$269,650	$273,039
Gross revenues	247,833	198,307	269,650	273,039

Cost of revenues	(199,055)	(156,346)	(211,437)	(213,457)
Gross profit	48,778	41,961	58,213	59,582

Operating expenses
Technology and development	480,121	134,299	978,196	146,702
Stock-based compensation	165,429	8,156	590,661	8,156
Salaries and benefits	384,968	331,792	732,111	692,808
General and administrative	413,762	279,196	687,633	765,411
Selling and promotions expense	2,241	15,024	12,594	53,828
Total operating expenses	1,446,521	768,467	3,001,195	1,666,905

Operating Loss	(1,397,743)	(726,506)	(2,942,982)	(1,607,323)

Other income (expense)

Valuation (loss) gain, net	(2,557,669)	689,500	(2,409,634)	689,500
Interest expense	(28,101)	(18,044)	(66,514)	(34,713)
Loss on legal settlement	—	(46,200)	—	(46,200)
Gain on sales of assets	—	5,250,000	—	5,250,000
Other income	9,392	—	8,673	—
Total other (expense) income	(2,576,378)	5,875,256	(2,467,475)	5,858,587

Net (loss) income	$(3,974,121)	$5,148,750	$(5,410,457)	$4,251,264

Weighted average number of common shares outstanding
Basic	11,056,138	8,063,896	10,540,198	8,107,840
Diluted	11,056,138	8,063,896	10,540,198	8,107,840

Basic net (loss) income per share	$(0.36)	$0.64	$(0.51)	$0.53
Diluted net (loss) income per share	$(0.36)	$0.64	$(0.51)	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the six months ended August 31, 2019

					Additional
	Preferred Stock A		Common Stock		Paid-in	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2019	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647

Common stock issued for cash			1,000,500	10	1,785,920	—	1,785,930
Warrants Exercised			122,350	1	275,086	—	275,087
Stock issued for stock compensation			123,124	1	370,811	—	370,812
Shares issued for Investor Relations			34,000	—	102,000	—	102,000
Shares issued for intangible assets			1,968,000	20	4,919,980	—	4,920,000
Warrants expired			—	—	(254,943)	—	(254,943)
Net loss			—	—	—	(5,410,457)	(5,410,457)
Balances, August 31, 2019	—	$—	12,838,930	$128	$121,464,616	$(111,808,668)	$9,656,076

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the six months ended August 31, 2018

Balances, February 28, 2018	—	$—	8,001,266	$80	$111,901,094	$(110,696,774)	$1,204,400

Warrants Exercised			147,000	1	385,774	—	385,775
Stock issued for stock compensation			3,300	—	8,155	—	8,155
Shares Retired due to Termination/Breach of Contract			(140,000)	(1)	(1,039,499)	—	(1,039,500)
Shares issued for Settlement			20,000	—	46,200	—	46,200
Anti-Dilution Shares Issued			4,390	—	—	—	—
Net income			—	—	—	4,251,264	4,251,264
Balances, August 31, 2018	—	$—	8,035,956	$80	$111,301,724	$(106,445,510)	$4,856,294

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	August 31	August 31
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(5,410,457)	$4,251,264

Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Amortization and depreciation	146,902	140,772
Stock based compensation	115,869	8,155
Valuation (Gain)/Loss, net	2,940,255	(689,500)
Shares issued for Intangible assets	4,920,000	—
Shares issued for Services	102,000	—
Gain on sale of assets	—	(5,250,000)
Legal Settlement	—	46,200
Changes in operating assets and liabilities:
Increase in other current liabilities	77,597	64,444
Increase in prepaid expenses and other current assets	(376,522)	(62,639)
Increase in Note Receivable	—	(1,600,000)
Increase in Deferred Gain	—	1,600,000
Increase in accounts payable and accrued expenses	129,797	(125,681)
Decrease in security deposits	—	(18,529)

Net cash provided by (used in) operating activities	$2,645,441	$(1,635,514)

Cash flows from investing activities:
Purchase of Intellectual Property/Intangible Assets	(4,981,622)	—
Website development costs	(183)	(846,300)

Net cash used in investing activities	$(4,981,805)	$(846,300)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,785,930	—
Proceeds from exercise of common stock warrants	275,087	385,775
Proceeds from Shareholder loans	700,000	520,000
Payment on shareholder loans	(350,000)	—

Net cash provided by financing activities	$2,411,017	$905,775

Net increase (decrease) in cash	$74,653	$(1,576,039)

Cash at beginning of period	$32,979	$1,604,414

Cash at end of period	$107,632	$28,375

Supplemental disclosure:
Cash paid for interest	$66,514	$34,713
Cash paid for Taxes	—	—

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

The results of operations for the six months ended August 31, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2020.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include the allowance for doubtful accounts, the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, the valuation of stock options and deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at August 31, 2019 and February 28, 2019.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (ASC) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized, and costs incurred in the day to day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $146,902 and $140,772 during the six months ended August 31, 2019 and 2018, respectively.

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

Reclassification

The Company reclassified the Equity investment account of the Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) common stock from the “Investment in unconsolidated affiliate” account to the “Investment in unconsolidated affiliate – Short-term” account. As of August 31, 2019, the Company held 127,188,748 shares at a value of $0.026 per share which amounted to $3,306,907. The Company plans to liquidate the Verus common stock within a year. The reclassification has no impact on net loss.

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity”.

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities.

The Company has $-0- of convertible promissory notes that include embedded conversion options at August 31, 2019 and February 28, 2019.

Going Concern

As of August 31, 2019 and February 28, 2019, the Company had an accumulated deficit of $111,808,668 and $106,398,211, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $320,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2019, we had approximately $2,892,421 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Management’s plans with regard to this going concern are as follows: the Company will continue to raise funds with third parties by way of public or private offerings and sales of shares of other companies currently owned by the Company. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which we anticipate will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

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

Leases

The Company utilizes operating leases for its offices. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s contractual obligation to make lease payments under the lease. Operating leases are included in operating lease right-of-use assets, non-current, and operating lease liabilities current and non-current captions in the consolidated balance sheets.

Operating lease right-of-use assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all impacting the determination of the lease term and lease payments to be used in calculating the lease liability. Lease cost is recognized on a straight-line basis over the lease term. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, the Company uses a derived incremental borrowing rate based on borrowing options under its credit agreement. The Company applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease.

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

Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We adopted this guidance as of March 1, 2019. The Company elected available practical expedients permitted under the guidance, which among other items, allows the Company to (i) carry forward its historical lease classification, (ii) not reassess leases for the definition of “lease” under the new standard, (iii) utilize a discount rate as of the effective date and (iv) not record leases that expired or were terminated prior to the effective date. Accordingly, the Company recorded operating lease Right-of-Use asset and operating lease liability at the adoption date.

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

Note 2 – Note Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of August 31, 2019 and February 28, 2019 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of August 31, 2019 and February 28, 2019; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

On March 12, 2019, and effective on February 28, 2019, we and Bettwork entered into a First Amendment to Amended Promissory Note (the “Note Amendment”), which amended the Bettwork Note to: (a) extend the maturity date thereof from February 28, 2019 to August 31, 2019; (b) provide Monaker the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations); and (c) provide that Bettwork is required to provide Monaker at least 10 days written notice before any prepayment of the Bettwork Note. The Note Amendment also included a beneficial ownership limit, prohibiting Monaker from converting the Bettwork Note, if doing so would result in Monaker (together with its affiliates and/or any persons acting as a group together with Monaker) beneficially owning more than 19.99% of Bettwork’s outstanding common stock after giving effect to such conversion, provided that, at the election of Monaker and with at least 61 days’ written notice to Bettwork, such beneficial ownership limitation may be decreased (but not increased) to whatever percentage Monaker may determine. The Bettwork Note had a balance of $190,000 at the time of the parties’ entry into the Note Amendment. Interest and principal have been paid through the date of the original maturity (in the amount of $40,000 of principal and $9,255.31 of interest as of February 28, 2019). The Note Amendment is an extension to pay the principal, under the same terms and conditions as the Bettwork Note. The interest on the Bettwork note has not been paid as of August 31, 2019.

The Bettwork Note was extended on October 10, 2019, and effective on August 31, 2019, to extend the maturity date from August 31, 2019 to February 29, 2020. All terms of the Bettwork Note remained unchanged.

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

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allowed us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. On July 2, 2018, this promissory note was exchanged for 1,000,000 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Name Your Fee Note as of August 31, 2019 and February 28, 2019 is $0, and, an allowance for bad debt of $750,000 (i.e., 100%) was reserved against the Name Your Fee Note as of February 28, 2018; this amount was recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the reserve of $750,000 was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of August 31, 2019 and February 28, 2019 is $0. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of August 31, 2019 and February 28, 2019, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of August 31, 2019 and February 28, 2019 is $0, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017 through the date of exchange. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Equity Instruments

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc. and NestBuilder.com Corp.

We have recognized an impairment loss on investment in unconsolidated affiliate. As of August 31, 2019 and February 28, 2019, Monaker owned 44,470,101 shares of Verus Series A Preferred Stock. This interest was written down to zero ($0) as of February 28, 2015.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG (the “Lawsuits”). As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the Lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of August 31, 2019 and February 28, 2019 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of August 31, 2019 and February 28, 2019.

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

In July 2019, 4,744,053 shares of Verus common stock held by the Company were sold to the public in open market transactions. The Company received net proceeds of $113,591 from such sales. A total of $43,758 was realized in net income (loss) as other income, valuation loss, net, as a result of such sales.

In August 2019, 15,054,725 shares of Verus held by the Company were sold to the public in open market transactions. The Company received net proceeds of $283,692 from such sales. A total of $97,342 was realized in net income (loss) as other income, valuation loss, net, as a result of such sales. In addition, 5,042,373 shares held by the Company of Verus were transferred to the Chief Executive Officer of the Company as described under “Note 4 – Acquisitions and Dispositions”, below.

As of August 31, 2019, the remaining 127,188,748 shares of Verus common stock held by the Company (not including shares of common stock issuable upon conversion of shares of Series A Preferred Stock) were valued at $0.026 per share which amounted to a fair value of $3,306,907.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in “Note 2 – Note Receivable”), evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share, for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

On November 29, 2018 and December 6, 2018, the Company entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and the Chairman of the Board of Directors (the “Board”) of the Company; and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company agreed to sell each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork, which the Company then held (out of the 7 million shares of restricted common stock obtained by the Company pursuant to that certain Debt Conversion Agreement entered into with Bettwork, dated July 3, 2018, as previously disclosed) for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the Board of Directors of the Company, based on among other things, then recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-four (24) month anniversary of the closing date of the applicable Stock Purchase Agreement. The allocation of the original acquisition price to the shares purchased by the Monaco Trust resulted in a realized loss on the sale of marketable securities of $21,429. The allocation of the original acquisition price to the shares purchased by Charcoal resulted in a realized loss on the sale of marketable securities of $21,429.

As of August 31, 2018, the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through August 31, 2019.

On February 28, 2019, the shares of Bettwork’s common stock were trading at $1.24 per share which increased the fair value of the 6,142,856 remaining shares of Bettwork common stock to $7,617,414 and caused an accumulated fair value gain of $2,988,572 ($2,945,714 offset by the $21,429 loss allocated to Monaco Trust and offset by the $21,429 loss allocated to Charcoal) to be realized. The change in fair value of $2,988,572 is recognized in net income (loss) as other income, valuation gain, net, as a valuation gain as of February 28, 2019.

On August 31, 2019, the shares of Bettwork’s common stock were trading at $0.25 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock to $1,535,714 and caused an accumulated fair value loss of $3,992,856 to be realized. The change in fair value of $3,992,856 is recognized in net income (loss) as other income, valuation loss, net, as a valuation loss as of August 31, 2019.

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

On August 22, 2019, Recruiter.com announced a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-80. This resulted in a reduction in the shares of Recruiter.com’s common stock held by the Company from 11,141,810 shares to 139,273 shares, which shares were valued at $2.70 per share at market closing on the date of the reverse.

As of August 31, 2019, each share of Recruiter.com’s common stock was valued at $2.25 per share which decreased the fair value of the 139,273 shares of Recruiter.com common stock to $313,363 and caused an accumulated fair value loss of $125,624 to be realized. The change in fair value of $125,624 is recognized in net income as other income, valuation loss, net, as a valuation loss as of August 31, 2019.

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

The investment in the XPO platform included a platform and API to be delivered to Monaker by November 17, 2017. The 200,000 share purchase price included 140,000 shares for granting Monaker exclusivity for all travel sales on the platforms of all of XPO’s clients. Monaker was granted a 180 day review period for performance of the platform (through May 16, 2018) and if Monaker concluded, at its sole discretion, that the platform did not perform as expected, Monaker could serve notice to cancel travel exclusivity and only maintain exclusivity in the Alternative Lodging Rental (ALR) category by reducing the number of shares due under the Platform Purchase Agreement to 60,000 shares (i.e., cancelling 140,000 of the Shares). The platform, as contracted with XPO, was delivered and it was continuously upgraded by XPO through May 16, 2018. However, the platform did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares on June 29, 2018. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled. Although the 140,000 shares had not been cancelled as of February 28, 2018, due to agreement to cancel the travel exclusivity shares and the failure to connect Monaker’s ALR products to XPO, Monaker reserved 100% of the investment (i.e., 200,000 shares valued at $1,485,000) retroactively to February 28, 2018, and recognized an impairment loss as of February 28, 2018 and reduced the value of the asset to $0 as of August 31, 2019 and February 28, 2019.

On June 28, 2018, XPO’s travel exclusivity shares were cancelled and $1,039,500 of equity was recovered from the cancellation of the 140,000 shares. Since the impairment cannot be restored and the asset has already been reduced to $0, a valuation gain of $1,039,500 was realized for the value recovered in net income as other income, valuation gain, net.

A-Tech LLC and Bettwork Industries Inc. – Purchase of Right to Own and Conversion of Promissory Notes to Shares of Bettwork

As described above under “Note 2 – Note Receivable” – “Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc”, on November 21, 2017, Monaker entered into and affected the transactions contemplated by the Purchase Agreement, as amended, pursuant to which, among other things, on July 2, 2018, a $1.6 million promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. No amount was owed under the Secured Note as of August 31, 2019 and February 28, 2019. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Sale of Bettwork Shares to Directors

On November 29, 2018, the Company sold 428,572 shares of Bettwork’s common stock to the Monaco Trust, of which Donald P. Monaco is the trustee and Chairman of the Board of Directors of the Company at $0.70 per share for a total of $300,000.

On December 6, 2018, 2018, effective November 29, 2018, the Company sold 428,572 shares of Bettwork common stock to Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company (“Charcoal”), at $0.70 per share for a total of $300,000.

Transfer of Verus International, Inc to Executive Director

Effective on June 14, 2019, the Compensation Committee of the Board of Directors of the Company approved a bonus to be paid to Mr. William Kerby, the Chief Executive Officer of the Company (which bonus was ratified by the Board of Directors), equal to 40% of his base salary ($400,000 or a bonus of $160,000 (the “Bonus”)), for his efforts and actions on behalf of the Company during fiscal 2019. The Bonus, in the option of Mr. Kerby, exercisable at any time prior to June 30, 2019, was eligible to be paid: (a) in shares of the Company’s common stock (the “Stock Bonus Option” and the “Option Shares”); (b) by way of the transfer/assignment from the Company to Mr. Kerby of shares of common stock held by the Company of (i) Verus; (ii) Recruiter.com; and/or (iii) Bettwork. Effective on June 17, 2019, Mr. Kerby exercised the Stock Bonus Option as to $41,000 of the amount owed in connection with the Bonus. In connection with such exercise, the Company issued him 12,812 shares of common stock under the 2017 Equity Incentive Plan. Also effective on June 17, 2019, Mr. Kerby provided notice to the Company of the exercise of the Subsidiary Option, pursuant to which Mr. Kerby requested that $119,000 of the Bonus be paid in shares of Verus’ common stock and as such, the Company, on August 9, 2019, transferred ownership of 5,042,373 shares of Verus’ common stock (based on an average five day closing price of $0.0236 per share), equal to $119,000, to Mr. Kerby, to satisfy the Bonus.

Sale of Verus International, Inc Shares to Public

During the month of July 2019, the Company sold 4,744,053 shares of Verus’ common stock to the public in open market transactions and received gross proceeds of $117,539 from such sales.

During the month of August 2019, the Company sold 15,054,725 shares of Verus’ common stock to the public in open market transactions and received gross proceeds of $294,081 from such sales.

IDS, Inc

On August 15, 2019, we entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS”), which offers an e-commerce platform. Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase we issued IDS 1,968,000 shares of restricted common stock valued at $2.50 per share, or $4,920,000 in aggregate. Although the agreement was dated August 15, 2019, the agreement was not binding upon either party and no party was subject to any enforceable obligations pursuant to the terms of the agreement until August 21, 2019.

In conjunction with the purchase, the Company also entered into an Asset Management Services Agreement with IDS, pursuant to which we agreed to provide financing, facilities, and other support for the operations of the IP Assets. The Management Agreement has a term of 12 months, unless otherwise extended with the mutual consent of the parties.

We were required to pay IDS $350,000 at the closing as the first payment due pursuant to the terms of the Management Agreement (which payment was timely made) and to make a payment 90 days following the closing date in the amount of $284,400.

In addition to the payments due pursuant to the Asset Management Services Agreement (described above), the Company entered into an Owner Support Commitment with IDS, based upon the parties mutual agreement as to how to fund the operation and commercial exploitation of the Travel Booking Engine to drive revenues with discretionary spending over a seven (7) month period expected to be up to $1,200,000.

Note 5 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000.  Donald P. Monaco is Vice Chairman and Director at Republic.  Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The replacement extended the due date of the Line of Credit to September 15, 2018. On September 15, 2018, we entered into another replacement revolving line of credit agreement with Republic, which replaced and superseded the prior replacement line of credit with Republic. The Line of Credit remains at $1.2 million, which borrowed amount is due and payable by us on September 15, 2019. On September 16, 2019, the Company entered into a commercial debt modification agreement with Republic Bank to extend the maturity date of the line of credit to December 15, 2019. The line of credit, as amended and extended, provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018. The loan contains standard and customary events of default and no financial covenants. As of August 31, 2019 and February 28, 2019, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $66,514 and $34,713, for the six months ended August 31, 2019 and 2018, respectively. The Company has accrued interest as of August 31, 2019 and 2018 of $-0- and $-0-, respectively.

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

From October 3, 2018, through February 28, 2019, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), has advanced the Company $607,000 to meet operating and capital expenses. A total of $491,000 of the advances were repaid through February 28, 2019, for a balance due Mr. Jimenez of $116,000 as of February 28, 2019. In March 2019, Mr. Jimenez advanced the Company an additional $328,000 and, in April 2019, Mr. Jimenez advanced the Company an additional $112,000 for a total of $440,000 of which $250,000 was repaid on March 28, 2019. In summary, Mr. Jimenez has advanced the Company $1,047,000 for operating and capital expenses of which $741,000 has been repaid, which amounts to a balance due to Mr. Jimenez of $306,000 as of April 29, 2019. The amount advanced was repaid on April 29, 2019, from funds raised in the Underwritten Offering (discussed below under “Note 7 – Stockholders’ Equity” – “Related Party Transactions”). As of August 31, 2019, the Company owed $0 to Mr. Jimenez for advances.

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

From June to August 2019, the Company borrowed additional funds from the Monaco Trust as follows; $200,000 on June 25, 2016, $50,000 on July 12, 2019, $100,000 on August 1, 2019, and $350,000 on August 14, 2019, which amounted to $700,000, which amount is outstanding under the Revolving Monaco Trust Note as of August 31, 2019.

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

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and then Chairman, and Donald P. Monaco, our then Director (now Chairman), on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of August 31, 2019 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of August 31, 2019 and February 28, 2019.

Share Repurchase Transactions

During the six months ended August 31, 2019 and 2018, there were no repurchases of the Company’s common stock by Monaker.

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

During the six months ended August 31, 2019, the following shares of common stock and other securities were issued and granted:

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

●

On June 1, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 5,000 shares of restricted common stock on June 25, 2019, valued at $15,000, for services rendered.

●	On June 11, 2019, the Company issued 5,000 of restricted common stock via an employment agreement valued at $13,900.
●	On June 25, 2019, the Company issued 29,000 shares of restricted common stock via a Capital Markets and Business Advisory Agreement for compensation for services to be rendered, valued at $87,000.
●	On July 10, 2019, the Company issued 40,000 shares of restricted common stock, valued $128,400, as a result of an Employment Incentive Agreement.
●	On July 10, 2019, the Company issued 6,250 shares of common stock to Simon Orange, a director of the Company, in consideration for past services rendered to the Board, valued at $20,063.
●	On July 10, 2019, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $24,075.
●	On July 10, 2019, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, valued at $20,063.
●	On July 10, 2019, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a Director of the Company, for payment for past services, valued at $20,063.
●

On July 10, 2019, the Company issued William Kerby, a member of the Board of Directors and Executive of the Company, 12,812 restricted bonus common shares of the Company in recognition of past services and accomplishments at a value of $41,127.

●	On August 12, 2019, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $19,800.
●	On August 12, 2019, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a Director of the Company, for payment for past services, valued at $16,500.
●	On August 12, 2019, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, valued at $16,500.
●	On August 12, 2019, the Company issued 6,250 shares of common stock to Simon Orange, a director of the Company, in consideration for past services rendered to the Board, valued at $16,500.
●

On August 12, 2019, the Company issued William Kerby, a member of the Board of Directors and Executive of the Company, 12,812 shares of the Company at a value of $33,824. These shares were issued in error. They will be retired as described on “Note 10 – Subsequent Events”.

●	On August 19, 2019, the Company issued 1,968,000 restricted common shares of the Company in connection with a Purchase Agreement at a value of $4,920,000.

The Company had 12,838,930 and 9,590,956 shares of common stock issued and outstanding as of August 31, 2019 and February 28, 2019, respectively.

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

During January 2018, the Company entered into a First Amendment to Warrant (“Amendment”) agreement with Pacific Grove Capital LP (“Pacific Grove”) which amended the warrants then held by Pacific Grove (acquired on July 31, 2017). This amendment led to a reduction in the exercise price of the warrants to purchase 350,000 shares of common stock held by Pacific Grove from $5.25 per share to $2.625 per share. This exercise price reduction was to incentivize the exercise of these warrants and to raise cash. The securities held by Pacific Grove were beneficially owned by Robert J. Mendola, who became a member of the Board of Directors in August 2019.

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

The following table sets forth common stock purchase warrants outstanding as of August 31, 2019 and February 28, 2019, and changes in such warrants outstanding for the six months ended August 31, 2019:

	Warrant	Weighted Average Exercise
Outstanding, February 28, 2019	1,730,941	$3.90

Warrants granted	—	$—
Warrants exercised/forfeited/expired	(123,550)	$(3.54)
Outstanding, August 31, 2019	1,607,391	$3.92

Common stock issuable upon exercise of warrants	1,607,391	$6,304,629

At August 31, 2019, there were warrants outstanding to purchase 1,607,391 shares of common stock with a weighted average exercise price of $3.92 and a weighted average life of 4.29 years.

At February 28, 2019, there were warrants outstanding to purchase 1,730,941 shares of common stock with a weighted average exercise price of $3.90 and a weighted average life of 4.33 years.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of August 31, 2019 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

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

Our rental payments through February 28, 2020 amount to $38,954.  In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We adopted this guidance as of March 1, 2019. The Company elected available practical expedients permitted under the guidance, which among other items, allow the Company to (i) carry forward its historical lease classification, (ii) not reassess leases for the definition of “lease” under the new standard, (iii) utilize a discount rate as of the effective date, and (iv) not record leases that expired or were terminated prior to the effective date. Accordingly, the Company recorded operating lease Right-of-Use asset of $80,397 along with current operating lease liability of $54,828 and long-term operating lease liability of $25,569 as of August 31, 2019.

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

Notwithstanding such non-compliance, Nasdaq provided the Company a cure period in order to regain compliance as follows:

●	until the earlier of the Company’s next annual shareholders’ meeting (which took place on August 15, 2019) or January 23, 2020; or
●	if the next annual shareholders’ meeting is held before July 22, 2019, then the Company was required to evidence compliance no later than July 22, 2019.

On August 15, 2019, Rupert Duchesne and Jamie Mendola were elected as directors of the Company at the annual meeting of Stockholders.

On August 21, 2019, Nasdaq notified the Company that (i) as a result of the appointments of Messrs. Duchesne and Mendola to the Company’s Board of Directors; and (ii) because the Company held a combined 2019/2020 annual meeting of shareholders on August 15, 2019, the Company is back in full compliance with all of Nasdaq’s rules for continued listing.

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations. As of August 31, 2019, the Company has not received any correspondence regarding these proceedings for several years.

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following.

Subsequent to August 31, 2019, and through the filing date of this report, the Company issued the following securities:

●	On September 3, 2019, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, valued at $13,500.
●	On September 3, 2019, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $16,200.
●	On September 3, 2019, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a director of the Company, valued at $13,500.
●	On September 3, 2019, the Company issued 6,042 shares of common stock to Simon Orange, a director of the Company, valued at $13,051.

●	On September 3, 2019, the Company entered into a Marketing Agreement, pursuant to which the Company issued 15,000 shares of restricted common stock, valued at $32,400, for services rendered.
●	On September 3, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 40,000 shares of restricted common stock, valued at $86,400, for services rendered.
●	On September 3, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 60,000 shares of restricted common stock, valued at $129,600 for services rendered.
●	On September 12, 2019, the Company issued 1,041 shares of common stock to Jamie Mendola, a director of the Company, valued at $2,249.
●	On September 12, 2019, the Company issued 833 shares of common stock to Rupert Duchese, a director of the Company, valued at $1,800.
●	On September 25, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 25,000 shares of restricted common stock, valued at $54,250 for services rendered.
●	On October 1, 2019, the Company cancelled 12,812 shares of common stock issued to William Kerby, a member of the Board of Directors and Executive of the Company, which shares were issued in error.

Between September 2019 and October 2019, the Company has sold 21,314,576 shares of Verus common stock to the public in open market transactions and generated $533,233 in sales proceeds.

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

This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s annual report on Form 10-K/A (Amendment No. 1) that the Company has filed with the Securities and Exchange Commission on June 14, 2019 are those that depend most heavily on these judgments and estimates. As of August 31, 2019, there had been no material changes to any of the critical accounting policies contained therein.

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

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing, our ALR inventory to large travel distributors via a B2B model.

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

All of Monaker’s ALRs, also commonly referred to as Vacation Rentals are:

i)

Controlled by Property Management Companies. This is a key point of differentiation for Monaker, as the sole focus of Property Management Companies is to rent and service their properties, unlike individual home owners who often rent their properties on a casual or part-time basis. We believe working with property managers results in four key benefits:

►	All properties are Instantly Bookable (all Property Management Company inventory is integrated into Monaker’s Booking Engine allowing for instant confirmations);

►	Higher levels of service for renters (property managers are full-time operators);

►	Higher Quality Assurance (property managers generally have an incentive to eliminate trouble properties); and

►	Certified Rentable (most property managers are licensed and bonded requiring them to ensure that properties are “legal to rent” and that all required taxes are paid on behalf of their property owners.

ii)

Exclusively Individual Units. Our vacation homes and residential resort units are never shared, nor do we rent rooms in homes like other ALR companies. All ALR inventory is fully furnished privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property managers rent to the public on a nightly, weekly or monthly basis.

We believe that Monaker’s B2B model of supplying its significant ALR inventory directly to well-established travel distributors has three key benefits:

►

Monaker avoids the need to market and try and develop its own direct to consumer brand (which can be very expensive). Instead, it is able to supply product into well-established distribution websites that already have significant customer traffic and bookings.

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

►

Monaker B2B ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means risking the loss of their consumers to other ALR sites. By integrating Monaker’s ALR inventory in a “White Label” solution alongside their existing travel products (i.e., Air/Car/Hotel/Cruise/Tour bookings), it solves a key issue by allowing the customers of traditional travel distributors to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially lose the entire booking.

Monaker’s Direct to Consumer Websites

Monaker has established a direct-to-consumer presence though a number of websites. While these sites are expected to represent a minor portion of the Company’s revenues moving forward, they do perform two very important functions;

►	The direct-to-consumer platforms are used for demonstration purposes to show traditional travel companies how ALR products could be integrated into their platforms, and

►	The sites allow consumers to bundle specialty vacation tours and other offerings with ALR products.

These sites include NextTrip.com, providing access to airline, car rental, lodgings and activities products, and include our ALR offering which will unite travelers seeking ALRs located in countries around the world and NextTrip.biz (currently under development), which, when fully operational, will provide a complete tracking solution for business travel as well as discounted air, car, hotel and access to ALR products for business travelers.

Another one of our marketplaces, Maupintour.com, provides concierge tours and activities at destinations and our other marketplace, EXVG.com, provides our high-end ALR offering. Our online marketplaces are discussed in greater detail below.

NextTrip.com, NextTrip.biz, Maupintour.com and EXVG.com provide both ALR products and auxiliary services directly to consumers, so travelers can purchase compete vacation packages. NextTrip.com, NextTrip.biz, Maupintour.com and EXVG.com (along with our contracted distributors) allow travelers to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

Monaker is a technology-driven Travel Company that has identified and sourced ALR products which it converts into instantly bookable products. This is its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as through other distributors. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, as well as other travel products such as sightseeing tours, shows and event tickets, and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In February 2018, the Company introduced its new travel platform under the NextTrip brand. This platform continues to be improved with a focus on maximizing the consumer experience and assisting them in the decision and purchasing process.

The platform is a licensed proprietary technology that allows our users to search large travel suppliers of alternative lodging inventories and offers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

In March 2018, the Company introduced Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts. Moving forward, we hope that Travelmagazine.com will become a central hub of information for travelers who are looking to get detailed information on destinations all around the world. We also plan to move Travelmagazine.com from having content created by a team of staff writers, to a team of worldwide writers who will contribute content for publication in the future, funding permitting. The website is expected to be supported by advertising and allow for promotion of both ALR and Maupintour vacation products.

The Company sells its travel services through various distribution channels. The primary distribution channel is through its business-to-business (B2B) channel partners, which will include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own websites at NextTrip.com and NextTripVacations.com, through the NextTrip mobile application (“app”) and Nexttrip.biz. Additionally, we offer specialty travel services via our websites, EXVG.com and Maupintour, which target high value inventory and assist customers with complex or high-priced offerings through a toll-free telephone number.

Monaker’s core holdings include NextTrip.com, NextTripVacations.com, NextTrip.biz, Maupintour.com and EXVG.com. NextTrip.com and NextTripVacations.com are the primary consumer websites, where travel services and products are booked. The travel services and products include tours, activities/attractions, airlines, hotels, and car rentals and where ALRs can be booked as well. Maupintour complements the Nextrip.com and NextTripVacations.com offerings by providing high-end tour packages and activities/attractions. EXVG.com is a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.biz is targeted at small-to-midsized businesses and offer them a customized travel solution for business travel to meetings, conferences, conventions and even vacation travel. It provides client companies lower costs, better expense control and the option for a “self-branded” website.

Products and Services

Monaker plans to focus on marketing ALR options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home (including timeshare) unit owners and managers that make their properties available to consumers and to other travel portals (Distributors) for nightly or extended stays. In addition, we offer travelers activities and tours through our subsidiary, Maupintour. Therefore, not only can we assist a traveler with identifying a destination and the lodging at the destination, but we can provide options of activities while at the destination. We also provide the means for making arrangements for airline tickets, car rentals and lodging (i.e. hotels and ALRs in the near future). In summary, Monaker offers travelers the complete travel package made easy or... Travel Made EasyTM.

The average ALR search and booking takes a few hours while the average vacation planning process typically involves the consumer visiting up to seven travel websites and spending over 10 hours to book their vacation (according to Susan Ho, Founder of Journy). We believe the NextTrip.com website using the above features should reduce ALR/Vacation planning time from hours to minutes and with the convenience of one site (truly “Travel Made Easy”).

Products and Services for Property Owners and Managers

Listings. Property owners and managers are able to list a property, with no initial upfront fees, and provide those listings to us at a negotiated preferential rate for traveler bookings generated on our websites. Listings that are ‘real-time online bookable’ properties will be managed by the property owner or manager through an application program interface (API) which will provide real-time updates to each property and immediately notify the property owner or manager of all information regarding bookings, including modifications and cancellations. Information such as content, descriptions and images are provided to us through that API.

Listings that are “request-accept” properties will require communication and approval from the property owner or manager and will not be managed through an API (as discussed above). We will provide a set of tools for the property owner or manager that will enable them to manage an availability calendar, reservations, inquiries and the content of the listing. These tools will allow the property owner or manager to create the listing by uploading photographs, text descriptions or lists of amenities, a map showing the location of the property, and property availability, all of which can be updated throughout the term of the listing. Each listing will provide travelers the ability to use email or other methods to contact property owners and managers.

The listings will include tools and services to help property owners and managers run their vacation rental businesses more efficiently: responding to and managing inquiries, preparing and sending rental quotes and payment invoices, allowing travelers to book online and, enter into rental agreements, and processing online payments. Property owners and managers who elect to process online payments will be subject to a transaction fee.

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

Traveler Login. Travelers are able to create accounts on the NextTrip.com website that give them access to their booking activity through the website.

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

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products. We now have more than 2.5 million properties listed on the booking engine.

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

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2019 Compared to the Three Months Ended August 31, 2018

Revenues

Our total revenues increased 25% to $247,833 for the three months ended August 31, 2019, compared to $198,307 for the three months ended August 31, 2018, an increase of $49,526. The increase in sales is mainly due to an increase in the amount of travel package trips being fulfilled in the summer months.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses increased 88% to $1,446,521 for the three months ended August 31, 2019, compared to $768,467 for the three months ended August 31, 2018, an increase of $678,054. This increase was mainly attributable to (i) an increase in stock-based compensation of $157,273, to $165,429 for the three months ended August 31, 2019, compared to $8,156 for the three months ended August 31, 2018, due to payments made to board members and executive bonuses for the period ended August 31, 2019; (ii) an increase in technology and development of $345,822, to $480,121 for the three months ended August 31, 2019, compared to $134,299 for the three months ended August 31, 2018, as a result of technology and development costs being expensed since June 2018, when our platforms went live; and (iii) an increase in general and administrative expenses of $134,566 or 48% to $413,762 for the three months ended August 31, 2019, compared to $279,196 for the three months ended August 31, 2018.

Other Income (Expenses)

Our other income (expenses) includes valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $2,576,378 for the three months ended August 31, 2019, compared to total other income of $5,875,256 for the three months ended August 31, 2018, an increase in other expenses of $8,451,634. The increase was mainly attributable to (i) the deferred gains of $4.5 million related to sales of our non-core assets and the sale of our right to own property which were realized on July 2, 2018, and the reserve of $750,000 which was reversed and recognized in net income as other income on July 2, 2018; (ii) a net decrease in the valuation of investments in Bettwork, Verus, and Recruiter.com, which decreased by $3,247,169 for the three months ended August 31, 2019; and (iii) the increase in interest expense to $28,101 for the three months ended August 31, 2019, an increase of $10,057, compared to $18,044 for three months ended August 31, 2018.

Net Loss

We had a net loss of $3,974,121 for the three months ended August 31, 2019, compared to net income of $5,148,750 for the three months ended August 31, 2018, an increase in net loss of $9,122,871 from the prior period. The increase in net loss was primarily due to increases of (i) $345,822 in technology and development expenses, (ii) $157,273 in stock-based compensation, (iii) $134,566 in general and administrative expenses, and (iv) $3,247,169 in valuation loss, as well as a decrease of $5,250,000 in gain on sales of assets from 2018.

For the Six Months Ended August 31, 2019 Compared to the Six Months Ended August 31, 2018

Revenues

Our total revenues decreased 1.2% to $269,650 for the six months ended August 31, 2019, compared to $273,039 for the six months ended August 31, 2018, a decrease of $3,389. The decrease in sales is mainly due to a decrease in the amount of travel trips being fulfilled for our luxury tour operations in the summer months, as well as the beginning of the fall season. The Company has completed its platforms for alternative lodging products and has not budgeted marketing funds for revenue growth until integrations with significant distributors have been completed, which has not occurred to date. As of August 31, 2019, the NextTrip.com, NextTripVacations.com and EXVG.com websites had been launched while the marketing efforts for the websites and tour operations had not commenced.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses increased 80% to $3,001,195 for the six months ended August 31, 2019, compared to $1,666,905 for the six months ended August 31, 2018, an increase of $1,335,659. This increase was mainly attributable to (i) an increase in stock-based compensation of $582,505, to $590,661, for the six months ended August 31, 2019, compared to $8,156 for the six months ended August 31, 2018, due to payments made to board members and executive bonuses for the period ended August 31, 2019; (ii) an increase in technology and development of $831,494, to $978,196, for the six months ended August 31, 2019, compared to $146,702 for the six months ended August 31, 2018, as a result of technology and development costs being expensed since June 2018, when our platforms went live; and (iii) a decrease in general and administrative expenses of $77,778 or 10% to $687,633 for the six months ended August 31, 2019, compared to $765,411 for the six months ended August 31, 2018.

Other Income (Expenses)

Our other income (expenses) includes valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $2,467,475 for the six months ended August 31, 2019, compared to total other income of $5,858,587 for the six months ended August 31, 2018, an increase in total other expenses of 8,326,062. The increase was mainly attributable to (i) the deferred gains of $4.5 million related to sales of our non-core assets and the sale of our right to own property which were realized on July 2, 2018, and the reserve of $750,000 which was reversed and recognized in net income as other income on July 2, 2018; (ii) a net decrease in the valuation of investments in Bettwork, Verus, and Recruiter.com, which decreased by $3,099,134 for the six months ended August 31, 2019; and (iii) the increase in interest expense to $66,514 for the six months ended August 31, 2019, an increase of $31,801, compared to $34,713 for six months ended August 31, 2018.

Net Loss

We had a net loss of $5,410,475 for the six months ended August 31, 2019, compared to a net income of $4,251,264 for the six months ended August 31, 2018, an increase in net loss of $9,661,721 from the prior period. The increase in net loss was primarily due to increases of (i) $831,494 in technology and development expenses, (ii) $582,505 in stock-based compensation, and (iii) $3,099,134 in valuation loss, as well as a decrease of $5,250,000 in gain on sales of assets from 2018.

Liquidity and Capital Resources

At August 31, 2019, we had $107,632 of cash on-hand, an increase of $74,653 from $32,979 at February 28, 2019. The increase in cash is due primarily to (i) $700,000 borrowed from the Monaco Trust as described in “Note 6 –Related Party Promissory Notes and Transactions” of the unaudited consolidated financial statements included above, and (ii) the net proceeds of $351,356 from sales of Verus common stock to the public in open market transactions as described in “Note 4 – Acquisitions and Dispositions” of the unaudited consolidated financial statements included above. Our website development costs and intangible assets, net, increased to $6,776,720 as of August 31, 2019, compared to $1,941,816 as of February 28, 2019, as a result of the Intellectual Property Purchase as described in “Note 4 – Acquisitions and Dispositions” of the unaudited consolidated financial statements included above. We also had $409,804 of prepaid expenses and other current assets as of August 31, 2019, compared to $25,873 as of February 28, 2019, which increase was mainly due to the payments related to the Asset Management Services Agreement with IDS, Inc as described in “Note 4 – Acquisitions and Dispositions” of the unaudited consolidated financial statements included above.

As of August 31, 2019, the Company had total current liabilities of $2,892,421, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from Republic Bank (described below) of which $1,193,000 was drawn (the same amount as of February 28, 2019), $700,000 borrowed from the Monaco Trust,  accounts payable and accrued expenses of $822,180 (an increase of $129,797 from $692,383 as of February 28, 2019, mainly attributable to accrued expenses of $61,622 which are related to the Intellectual Property Purchase as described in “Note 4 – Acquisitions and Dispositions” of the unaudited consolidated financial statements included above), and other current liabilities of $122,413 (an increase of $77,597 from $44,816 as of February 28, 2019) and operating lease right-of-use asset of $80,397 as of August 31, 2019 compared to $0 as of February 28, 2019. We also had $54,828 of operating lease liability at August 31, 2019. A note payable to the Donald P. Monaco Trust, a shareholder of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company, in the amount of $350,000 was paid from the proceeds of the Underwritten Offering, as described in “Note 7 – Stockholders’ Equity”, to the unaudited financial statements included herein.  The note has a $700,000 balance as of August 31, 2019 compared to $350,000 as of February 28, 2019. We anticipate that we will satisfy our current liabilities from proceeds derived from equity sales (similar to the April 2019 underwritten offering), sales of marketable securities which we hold as of August 31, 2019 (as discussed above), and revenue generated from sales, as well as from our cash on hand.

As of August 31, 2019, we had $12,574,066 in total assets, $2,917,990 in total liabilities (of which $2,892,421 were current liabilities), positive working capital of $975,451 and a total accumulated deficit of $111,808,668.

Net cash provided by operating activities was $2,645,441 for the six months ended August 31, 2019, a decrease of $4,280,955 from the $1,635,514 of cash used in operating activities during the six months ended August 31, 2018. The main items relating to the decrease were $4,920,000 of the Company’s shares issued for the Intangible assets, $3,629,755 of increase in valuation loss, and $255,478 of increase in accounts payable and accrued expenses which were offset by a decrease of $5,250,000 Gain on sale of assets and $313,883 of increase in prepaid expenses and other current assets.

Net cash used in investing activities increased to $4,981,806 for the six months ended August 31, 2019, an increase of $4,135,506 from the $846,300 of cash used in investing activities during the six months ended August 31, 2018. The increase was due to the purchase of the intellectual property from IDS in August 2019.

Net cash provided by financing activities increased to $2,411,017 for the six months ended August 31, 2019, an increase of $1,505,242 from the $905,775 of cash provided by financing activities during the six months ended August 31, 2018. The main items relating to the increase were $1,785,930 of net proceeds received from the April 2019 Underwritten Offering described in “Note 7 – Stockholders’ Equity”, to the unaudited financial statements included herein, and an increase of $180,000 in amounts borrowed from the Monaco Trust, offset by a decrease of $350,000 in payments on shareholder loans, and a $110,688 decrease of proceeds from exercise of common stock warrants.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Donald P. Monaco is Vice Chairman and Director at Republic.  Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit were originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2018. Amounts borrowed under the Line of Credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2017. On September 15, 2018, we entered into another replacement revolving line of credit agreement with Republic, which replaced and superseded our prior line of credit. The replacement Line of Credit is in an amount of up to $1.2 million, which borrowed amount is due and payable by us on September 15, 2019. On September 16, 2019, the Company entered into a commercial debt modification agreement with Republic Bank to extend the maturity date of the line of credit to December 15, 2019. Amounts borrowed under the Line of Credit, as amended and extended, accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on October 15, 2018. The loan contains standard and customary events of default and no financial covenants. From June 16, 2016 through August 31, 2019, we have made draws of $1,193,000 under the line of credit. Interest expense charged to operations relating to this line of credit was $66,514 and $18,044, for the six months ended August 31, 2019 and 2018, respectively.

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

As of August 31, 2019, we had approximately $2,892,421 of current liabilities and $3,867,872 of current assets, resulting in positive working capital of $975,451. Notwithstanding that, we have very limited financial resources. We currently have a monthly cash requirement of approximately $320,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity.

To date, we have funded our operations with the proceeds from equity, debt financings, and sale of Verus’ shares held by the Company described in “Note 4 – Acquisitions and Dispositions”. We anticipate we will continue to meet our funding requirements through the sale of equity, debt financing and sale of Verus’ shares, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our products and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we currently anticipate that by the fourth fiscal quarter of FYE February 29, 2020, our operations could be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of August 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of August 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation and prior settlements are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” from, Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in Note 8, “Commitments and Contingencies” under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended February 28, 2019, filed with the Commission on June 14, 2019, under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 28, 2019, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We agreed to pay significant amounts to IDS pursuant to the Property Purchase Agreement and related agreements.

On August 15, 2019, we entered into an Intellectual Property Purchase Agreement with IDS, which offers an e-commerce platform. Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith. In conjunction with the purchase, the Company also entered into an Asset Management Services Agreement with IDS, pursuant to which we agreed to provide financing, facilities, and other support for the operations of the IP Assets. The Management Agreement has a term of 12 months, unless otherwise extended with the mutual consent of the parties. We were required to pay IDS $350,000 at the closing as the first payment due pursuant to the terms of the Management Agreement (which payment was timely made) and to make a payment 90 days following the closing date in the amount of $284,400. In addition to the payments due pursuant to the Asset Management Services Agreement (described above), the Company entered into an Owner Support Commitment with IDS, based upon the parties mutual agreement as to how to fund the operation and commercial exploitation of the Travel Booking Engine over a seven (7) month period, which requires us to provide a minimum of $1,200,000 in funding. We have historically experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We anticipate that we will need to sell equity to fund the payment of amounts due to IDS. Such sales of equity may not be available on favorable terms, if at all, and such sales may cause significant dilution to existing shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered securities during the six months ended August 31, 2019 and from the period from September 1, 2019 to the filing date of this report, which have not previously been disclosed in the Company’s February 28, 2019, Annual Report on Form 10-K/A, or in a Current Report on Form 8-K, except as disclosed below:

● On June 1, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 5,000 shares of restricted common stock on June 25, 2019, valued at $15,000, for services rendered.

● On June 11, 2019, the Company issued 5,000 of restricted common stock pursuant to an employment agreement valued at $13,900.

● On June 25, 2019, the Company issued 29,000 shares of restricted common stock pursuant to the terms of a Capital Markets and Business Advisory Agreement for compensation for services to be rendered, valued at $87,000.

● On July 10, 2019, the Company issued 40,000 shares of restricted common stock, valued $128,400, pursuant to an Employment Incentive Agreement.

● On September 3, 2019, the Company entered into a Marketing Agreement, pursuant to which the Company issued 15,000 shares of restricted common stock, valued at $32,400, for services rendered.

● On September 3, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 40,000 shares of restricted common stock, valued at $86,400, for services rendered.

● On September 3, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 60,000 shares of restricted common stock, valued at $129,600 for services rendered.

● On September 25, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 25,000 shares of restricted common stock, valued at $54,250 for services rendered.

To the extent that such issuances above are not exempt from registration due to a no-sale theory, we claim an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there-from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended August 31, 2019.

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

MONAKER GROUP, INC.

Date: October 15, 2019	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2019	/s/ Mr. Sirapop “Kent” Taepakdee
Mr. Sirapop “Kent” Taepakdee
Controller
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

2.1+#	Intellectual Property Purchase Agreement by and between Monaker Group, Inc., as Buyer and IDS Inc., as Seller, dated August 15, 2019		8-K	2.1	8/22/2019	001-38402

10.1	Amended and Restated Monaker Group, Inc. 2017 Equity Incentive Plan***		8-K	10.1	8/19/2019	001-38402

10.2%	Asset Management Services Agreement by and between TD Assets Holding, LLC, as Operator, and Monaker Group, Inc., as Owner, dated August 15, 2019		8-K	10.1	8/22/2019	001-38402

10.3*	Commercial Debt Modification Agreement with Republic Bank dated September 16, 2019	X

10.4*	Second Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 10, 2019 and effective August 31, 2019	X

16.1	Letter to Securities and Exchange Commission from M&K CPAS, PLLC, dated May 21, 2019		8-K	16.1	5/21/2019	001-38402

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.

+ Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Monaker Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

% Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Monaker Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.