Form 10-Q
period 2019-11-30
Monaker Group, Inc.
filed 2020-01-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2019

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

As of January 9, 2020, the registrant had 13,039,339 shares of its common stock, par value $0.00001 per share, outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Balance Sheet

	November 30,	February 28,
	2019	2019
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$143,088	$32,979
Prepaid expenses and other current assets	319,652	25,873
Investment in unconsolidated affiliate – Short-term	1,305,895	—
Security deposits	53,279	38,529
Total current assets	1,821,914	97,381

Investment in unconsolidated affiliate	1,404,055	8,096,239
Website Development costs and intangible assets, net	6,703,269	1,941,816
Fixed Assets, Net	13,667	—
Operating lease Right-of-Use asset	76,762	—
Due from Distributor	—	12,410
Total assets	$10,019,667	$10,147,846

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit	$1,193,000	$1,193,000
Accounts payable and accrued expenses	714,855	692,383
Other current liabilities	439,729	44,816
Operating lease liability	76,762	—
Revolving promissory note - related party	875,000	350,000
Total current liabilities	3,299,346	2,280,199

Total Liabilities	3,299,346	2,280,199

Commitments and contingencies

Stockholders’ Equity
Series A Preferred Stock, $.01 par value; 3,000,000 authorized; no shares issued and outstanding at November 30, 2019 and February 28, 2019	—	—
Common stock, $.00001 par value; 500,000,000 shares authorized; 13,006,034 and 9,590,956 shares issued and outstanding at November 30, 2019 and February 28, 2019, respectively	130	96
Additional paid-in-capital	121,825,952	114,265,762
Accumulated deficit	(115,105,761)	(106,398,211)
Total stockholders’ equity	6,720,321	7,867,647
Total liabilities and stockholders’ equity	$10,019,667	$10,147,846

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three months ended		For the Nine months ended
	November 30,	November 30,	November 30,	November 30,
	2019	2018	2019	2018

Revenues
Travel and Commission revenues	$89,168	$183,153	$358,818	$456,192
Gross revenues	89,168	183,153	358,818	456,192

Cost of revenues	(87,368)	(137,575)	(298,805)	(351,032)
Gross profit	1,800	45,578	60,013	105,160

Operating expenses
Technology and development	319,938	481,629	1,298,134	628,331
Salaries and benefits	453,476	341,549	1,185,587	1,034,357
General and administrative	823,798	752,898	2,102,092	1,526,465
Selling and promotions expense	44,898	18,326	57,492	72,154
Total operating expenses	1,642,110	1,594,402	4,643,305	3,261,307

Operating Loss	(1,640,310)	(1,548,824)	(4,583,292)	(3,156,147)

Other income (expense)

Valuation (loss) gain, net	(1,584,877)	(307,142)	(3,994,511)	382,358
Interest expense	(41,201)	(30,906)	(107,715)	(65,619)
Loss on legal settlement	—	—	—	(46,200)
Realized loss on sale of marketable securities		(21,429)		(21,429)
Gain/(loss) on sales of assets	—	(190,000)	—	5,060,000
Other income	(30,705)	—	(22,032)	—
Total other income (expense)	(1,656,783)	(549,477)	(4,124,258)	5,309,110

Net (loss)/income	$(3,297,093)	$(2,098,301)	$(8,707,550)	$2,152,963

Weighted average number of common shares outstanding
Basic	12,993,362	8,790,626	11,352,020	8,334,993
Diluted	12,993,362	8,790,626	11,352,020	8,334,993

Basic net (loss) income per share	$(0.25)	$(0.24)	$(0.77)	$0.26
Diluted net (loss) income per share	$(0.25)	$(0.24)	$(0.77)	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

For the Nine months ended November 30, 2019

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2019	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647

Common stock issued for cash	—	—	1,000,500	10	1,785,920	—	1,785,930
Warrants Exercised	—	—	122,350	1	275,086	—	275,087
Shares issued for stock compensation	—	—	138,228	1	397,698	—	397,700
Shares issued for Investor Relations	—	—	159,000	2	372,248	—	372,250
Shares issued for Intangible Assets	—	—	1,968,000	20	4,919,980	—	4,920,000
Shares issued for marketing services	—	—	15,000	—	32,400	—	32,400
Shares issued for unearned compensation	—	—	12,000	—	31,800	—	31,800
Warrants expired	—	—	—	—	(254,943)	—	(254,943)
Net income (loss)	—	—	—	—	—	(8,707,550)	(8,707,550)
Balances, November 30, 2019	—	$—	13,006,034	$130	$121,825,952	$(115,105,761)	$6,720,321

For the Three months ended November 30, 2019

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, August 31, 2019	—	$—	12,838,930	$128	$121,464,616	$(111,808,668)	$9,656,076

Common stock issued for cash	—	—	—	—	—	—	—
Warrants Exercised	—	—	—	—	—	—	—
Shares issued for stock compensation	—	—	27,916	—	60,711	—	60,712
Shares issued for Investor Relations	—	—	125,000	1	270,249	—	270,250
Shares cancelled	—	—	(12,812)	—	(33,824)	—	(33,824)
Shares issued for marketing services	—	—	15,000	—	32,400	—	32,400
Shares issued for unearned compensation	—	—	12,000	—	31,800	—	31,800
Warrants expired	—	—			—	—	—
Net income (loss)	—	—			—	(3,297,093)	(3,297,093)
Balances, November 30, 2019	—	$—	13,006,034	$130	$121,825,952	$(115,105,761)	$6,720,321

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

For the Nine months ended November 30, 2018

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2018	—	$—	8,001,266	$80	$111,901,094	$(110,696,774)	$1,204,400
	—	—
Common stock issued for cash	—	—	905,000	9	1,712,456	—	1,712,465
Warrants Exercised	—	—	147,000	1	385,874	—	385,875
Stock issued for stock compensation	—	—	86,300	1	133,505	—	133,505
Shares issued for Investor Relations	—	—	150,000	2	314,999	—	315,000
Shares Retired due to Termination/Breach of Contract	—	—	(140,000)	(1)	(1,039,596)	—	(1,039,597)
Shares issued for Settlement	—	—	20,000	—	46,200	—	46,200
Anti-Dilution Shares Issued	—	—	4,390	—	—	—	—
Net income (loss)	—	—	—	—	—	2,152,963	2,152,963
Balances, November 30, 2018	—	$—	9,173,956	$91	$113,454,531	$(108,543,811)	$4,910,811

For the Three months ended November 30, 2018

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, August 31, 2018	—	$—	8,035,956	$80	$111,301,724	$(106,445,510)	$4,856,294
	—	—
Common stock issued for cash	—	—	905,000	9	1,712,555	—	1,712,565
Warrants Exercised	—	—	—	—	—	—	—
Stock issued for stock compensation	—	—	83,000	1	125,350	—	125,350
Shares issued for Investor Relations	—	—	150,000	1	314,902	—	314,903
Shares Retired due to Termination/Breach of Contract	—	—	—	—	—	—	—
Shares issued for Settlement	—	—	—	—	—	—	—
Anti-Dilution Shares Issued	—	—	—	—	—	—	—
Net income (loss)	—	—				(2,098,301)	(2,098,301)
Balances, November 30, 2018	—	$—	9,173,956	$91	$113,454,531	$(108,543,811)	$4,910,811

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	November 30,	November 30,
	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(8,707,550)	$2,152,963

Adjustments to reconcile net (loss)/income to net cash from (used in) operating activities:
Amortization and depreciation	220,686	211,158
Stock based compensation	142,756	448,505
Valuation (Gain)/Loss, net	5,386,289	(382,358)
Shares issued for Intangible assets	4,920,000	—
Shares issued for Services	372,250	—
Gain on sale of assets	—	(5,060,000)
Loss on sale of marketable securities	—	21,429
Legal Settlement	—	46,200
Changes in operating assets and liabilities:
Increase/(decrease) in other current liabilities	426,713	(60,820)
Increase/(decrease) in prepaid expenses and other current assets	(263,719)	11,274
Increase in accounts payable and accrued expenses	22,472	84,529
Decrease in security deposits	—	(18,529)

Net cash provided by (used in) operating activities	$2,519,897	$(2,545,649)

Cash flows from investing activities:
Purchase of Intellectual Property/Intangible Assets	(4,981,805)	—
Purchase of Furniture, Fixture and Equipment	(14,000)	—
Proceeds from sale of marketable securities – related party	—	300,000
Proceeds from Note receivable – related party	—	40,000
Payment for Note receivable – related party	—	(230,000)
Website development costs	—	(960,772)

Net cash used in investing activities	$(4,995,805)	$(850,772)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	1,785,930	1,712,366
Proceeds from exercise of common stock warrants	275,087	385,875
Proceeds from Shareholder loans	175,000	—
Proceeds from Promissory Note	350,000	—

Net cash provided by financing activities	$2,586,017	$2,098,241

Net increase/(decrease) in cash	$110,109	$(1,298,180)

Cash at beginning of period	$32,979	$1,604,414

Cash at end of period	$143,088	$306,234

Supplemental disclosure:
Cash paid for interest	$107,715	$65,619

Supplemental disclosure of non-cash investing and financing activity;
Issuance of Note receivable	—	$1,600,000
Conversion of notes receivable to investment	—	$5,250,000

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

The results of operations for the nine months ended November 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year ending February 29, 2020.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2019 and February 28, 2019.

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

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include the following:

1. Significant underperformance compared to historical or projected future operating results;

2. Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $220,353 and $211,158 during the nine months ended November 30, 2019 and 2018, respectively.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification has no effect on the total assets, total liabilities, stockholders’ equity and net loss for the period.

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

The Company has $0 of convertible promissory notes that include embedded conversion options at November 30, 2019 and February 28, 2019.

Going Concern

As of November 30, 2019, and February 28, 2019, the Company had an accumulated deficit of $115,105,761 and $106,398,211, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have limited financial resources. We currently have a monthly cash requirement of approximately $306,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of November 30, 2019, we had approximately $3,299,346 of current liabilities. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

On October 1, 2019, the Company entered into a lease agreement with Performance Contact Services, an Arizona limited liability company (the “Landlord”) for the lease of a “Call Center” at 6345 South Pecos Road, Suite 206, 207, and 208, Las Vegas, Nevada 89120. The lease has a twelve (12) month term and the average monthly payment, including building operating expenses is $4,800. The “Call Center” is part of the IDS project, as described under “Note 4 – Acquisitions and Dispositions”, which will be used to facilitate phone sales and to support our customers.

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

Note 2 – Note Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of November 30, 2019 and February 28, 2019 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of November 30, 2019 and February 28, 2019; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

On March 12, 2019, and effective on February 28, 2019, we and Bettwork entered into a First Amendment to Amended Promissory Note (the “Note Amendment”), which amended the Bettwork Note to: (a) extend the maturity date thereof from February 28, 2019 to August 31, 2019; (b) provide Monaker the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations); and (c) provide that Bettwork is required to provide Monaker at least 10 days written notice before any prepayment of the Bettwork Note. The Note Amendment also included a beneficial ownership limit, prohibiting Monaker from converting the Bettwork Note, if doing so would result in Monaker (together with its affiliates and/or any persons acting as a group together with Monaker) beneficially owning more than 19.99% of Bettwork’s outstanding common stock after giving effect to such conversion, provided that, at the election of Monaker and with at least 61 days’ written notice to Bettwork, such beneficial ownership limitation may be decreased (but not increased) to whatever percentage Monaker may determine. The Bettwork Note had a balance of $190,000 at the time of the parties’ entry into the Note Amendment. Interest and principal have been paid through the date of the original maturity (in the amount of $40,000 of principal and $9,255.31 of interest as of February 28, 2019). The Note Amendment is an extension to pay the principal, under the same terms and conditions as the Bettwork Note. The interest on the Bettwork Note has not been paid as of November 30, 2019.

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

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allowed us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. On July 2, 2018, this promissory Note was exchanged for 1,000,000 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Name Your Fee Note as of November 30, 2019 and February 28, 2019 is $0, and, an allowance for bad debt of $750,000 (i.e., 100%) was reserved against the Name Your Fee Note as of February 28, 2018; this amount was recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. Upon the exchange of the Note for common stock shares of Bettwork, on July 2, 2018, the reserve of $750,000 was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory Note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of November 30, 2019 and February 28, 2019 is $0. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the Note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of November 30, 2019 and February 28, 2019, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory Note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of November 30, 2019 and February 28, 2019 is $0, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017 through the date of exchange. Upon the exchange of the Note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Equity Instruments

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

The Company reclassified the Equity investment account of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) common stock from the “Investment in unconsolidated affiliate” account to the “Investment in unconsolidated affiliate – Short-term” account. As of November 30, 2019, the Company held 87,059,682 shares at a value of $0.015 per share which amounted to $1,305,895. The Company plans to liquidate the Verus common stock within a year. The reclassification has no impact on net loss.

Verus International, Inc. and NestBuilder.com Corp.

We have recognized an impairment loss on investment in unconsolidated affiliate. As of November 30, 2019, and February 28, 2019, Monaker owned 18,907,601 and 44,470,101 shares of Verus Series A Preferred Stock, respectively. This interest was written down to zero ($0) as of February 28, 2015.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG (the “Lawsuits”). As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the Lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 18,907,601 and 44,470,101 shares of Verus Series A Preferred Stock, at November 30, 2019 and February 28, 2019, is recorded at $0 as of November 30, 2019 and February 28, 2019, and (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of November 30, 2019 and February 28, 2019.

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus (the “Inducement Agreement”), pursuant to which we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock (valued at approximately $2.2 million, based on the then current trading price of Verus’ common stock of approximately $0.015 per share), following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement. The 152,029,899 shares were issued to the Company in April 2019.

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

In September 2019, 16,758,457 shares of Verus common stock held by the Company were sold to the public in open market transactions. The Company received net proceeds of $422,428 from such sales. A total of $1,326 was realized in net income (loss) as other income, valuation gain, net, as a result of such sales.

In October 2019, 12,613,557 shares of Verus common stock held by the Company were sold to the public in open market transactions. The Company received net proceeds of $252,275 from such sales. A total of $28,826 was realized in net income (loss) as other income, valuation loss, net, as a result of such sales.

In November 2019, 10,757,052 shares of Verus common stock held by the Company were sold to the public in open market transactions. The Company received net proceeds of $156,653 from such sales. A total of $30,800 was realized in net income (loss) as other income, valuation loss, net, as a result of such sales.

As of November 30, 2019, the remaining 87,059,682 shares of Verus common stock held by the Company (not including shares of common stock issuable upon conversion of shares of Series A Preferred Stock) were valued at $0.015 per share which amounted to a fair value of $1,305,895.

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

As of August 31, 2018, the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through November 30, 2019.

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

On November 30, 2019, the shares of Bettwork’s common stock were trading at $0.20 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock to $1,228,571 and caused an accumulated fair value loss of $6,388,570 to be realized. The change in fair value of $6,388,570 is recognized in net income (loss) as other income, valuation loss, net, as a valuation loss as of November 30, 2019.

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

As of November 30, 2019, each share of Recruiter.com’s common stock was valued at $1.26 per share which decreased the fair value of the 139,273 shares of Recruiter.com common stock to $175,484 and caused an accumulated fair value loss of $298,043 to be realized. The change in fair value of $298,043 is recognized in net income as other income, valuation loss, net, as a valuation loss as of November 30, 2019.

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

The investment in the XPO platform included a platform and API to be delivered to Monaker by November 17, 2017. The 200,000 share purchase price included 140,000 shares for granting Monaker exclusivity for all travel sales on the platforms of all of XPO’s clients. Monaker was granted a 180 day review period for performance of the platform (through May 16, 2018) and if Monaker concluded, at its sole discretion, that the platform did not perform as expected, Monaker could serve notice to cancel travel exclusivity and only maintain exclusivity in the Alternative Lodging Rental (ALR) category by reducing the number of shares due under the Platform Purchase Agreement to 60,000 shares (i.e., cancelling 140,000 of the Shares). The platform, as contracted with XPO, was delivered and it was continuously upgraded by XPO through May 16, 2018. However, the platform did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares on June 29, 2018. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled. Although the 140,000 shares had not been cancelled as of February 28, 2018, due to agreement to cancel the travel exclusivity shares and the failure to connect Monaker’s ALR products to XPO, Monaker reserved 100% of the investment (i.e., 200,000 shares valued at $1,485,000) retroactively to February 28, 2018, and recognized an impairment loss as of February 28, 2018 and reduced the value of the asset to $0 as of November 30, 2019 and February 28, 2019.

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

A-Tech LLC and Bettwork Industries Inc. – Purchase of Right to Own and Conversion of Promissory Notes to Shares of Bettwork

As described above under “Note 2 – Note Receivable” – “Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc”, on November 21, 2017, Monaker entered into and affected the transactions contemplated by the Purchase Agreement, as amended, pursuant to which, among other things, on July 2, 2018, a $1.6 million promissory Note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. No amount was owed under the Secured Note as of November 30, 2019 and February 28, 2019. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the Note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Transfer of Verus International, Inc. to Executive Director

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

During September, October, and November 2019, the Company sold 16,758,457 shares, 12,613,557 shares, and 10,757,052 shares of Verus’ common stock to the public in open market transactions, respectively, and received gross proceeds of $831,356, as described in detail under “Note 3 – Investment in Equity Instruments” above.

Sale of Verus Series A Preferred Stock to Directors

On October 29, 2019, the Company entered into Stock Purchase Agreements with (a) Monaco Investment Partners, LP, of which Donald Monaco is the managing partner and a member of the Board of Directors of the Company; (b) Simon Orange, a member of the Board of Directors of the Company; and (c) William Kerby, the Chief Executive Officer and director of the Company. Pursuant to the Stock Purchase Agreements, the Company agreed to sell the purchasers 25,562,500 shares (1,562,500 shares to Mr. Kerby and 12,500,000 shares to each of Monaco Investment Partners, LP and Mr. Orange) of restricted Series A Convertible Preferred Stock of Verus International, Inc. (“Verus”). The purchase price for the Verus shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Verus’ common stock on the OTCQB Market, as publicly reported. The Company received net proceeds of $425,000 from the Stock Purchase Agreements.

As of November 30, 2019, and February 28, 2019, Monaker owned 18,907,601 and 44,470,101 shares of Verus Series A Preferred Stock, respectively. The interest was written down to zero ($0) as of February 28, 2015. It was restated again in 2017 but remained at zero ($0) value as described under “Note 3 – Investment in Equity Instruments”. The value of Verus Series A Preferred Stock is not recognized until the transactions of stock purchases are complete. The proceeds received are recorded in the Deferred Revenue - Investment as other current liabilities on the Balance Sheet as of November 30, 2019.

IDS, Inc

On August 15, 2019, we entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS”), which offers an e-commerce platform. Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, we issued IDS 1,968,000 shares of restricted common stock valued at $2.50 per share, or $4,920,000 in aggregate. Although the agreement was dated August 15, 2019, the agreement was not binding upon either party and no party was subject to any enforceable obligations pursuant to the terms of the agreement until August 21, 2019.

In conjunction with the purchase, the Company also entered into an Asset Management Services Agreement with IDS, pursuant to which we agreed to provide financing, facilities, and other support for the operations of the IP Assets. The Management Agreement has a term of 12 months, unless otherwise extended with the mutual consent of the parties. The Company was required to pay IDS $350,000 at the closing as the first payment due pursuant to the terms of the Management Agreement (which payment was timely made) and to make a payment 90 days following the closing date in the amount of $284,400. On November 15, 2019, the Company paid $139,400 to IDS and the remaining amount of $145,000 was recorded as accrued expenses.

In addition to the payments due pursuant to the Asset Management Services Agreement (described above), the Company entered into an Owner Support Commitment with IDS, based upon the parties mutual agreement as to how to fund the operation and commercial exploitation of the Travel Booking Engine to drive revenues with discretionary spending over a seven (7) month period expected to be up to $1,200,000. As of November 30, 2019, the Company had expended approximately $35,169 relating to the “Call Center” operation.

Note 5 – Line of Credit

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Donald P. Monaco is Vice Chairman and Director at Republic. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The replacement extended the due date of the Line of Credit to September 15, 2018. On September 15, 2018, we entered into another replacement revolving line of credit agreement with Republic, which replaced and superseded the prior replacement line of credit with Republic. The Line of Credit remains at $1.2 million, which borrowed amount is due and payable by us on September 15, 2019. On September 16, 2019, the Company entered into a commercial debt modification agreement with Republic Bank to extend the maturity date of the line of credit to December 15, 2019. On January 7, 2020, entered into a Business Loan Agreement with National Bank of Commerce (the “Loan Agreement”), which merged with Republic Bank, with National Bank of Commerce being the surviving entity, on July 8, 2019, which Loan Agreement extended the due date of the line of credit to June 30, 2020 (see also Note 10 - Subsequent Events, below. The line of credit, as amended and extended, provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018. The loan contains standard and customary events of default and no financial covenants. As of November 30, 2019 and February 28, 2019, $1,193,000 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $107,715 and $65,619, for the nine months ended November 30, 2019 and 2018, respectively. The Company has accrued interest as of November 30, 2019 and February 28, 2018 of $-0- and $-0-, respectively.

Note 6 – Related Party Promissory Notes and Transactions

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

From October 3, 2018, through February 28, 2019, Omar Jimenez (Chief Operating Officer, Chief Financial Officer and Director of the Company), advanced the Company $607,000 to meet operating and capital expenses. A total of $491,000 of the advances were repaid through February 28, 2019, for a balance due Mr. Jimenez of $116,000 as of February 28, 2019. In March 2019, Mr. Jimenez advanced the Company an additional $328,000 and, in April 2019, Mr. Jimenez advanced the Company an additional $112,000 for a total of $440,000 of which $250,000 was repaid on March 28, 2019. In summary, Mr. Jimenez advanced the Company $1,047,000 for operating and capital expenses of which $741,000 has been repaid, which amounts to a balance due to Mr. Jimenez of $306,000 as of April 29, 2019. The amount advanced was repaid on April 29, 2019, from funds raised in the Underwritten Offering (discussed below under “Note 7 – Stockholders’ Equity” – “Related Party Transactions”). As of November 30, 2019, the Company owed $0 to Mr. Jimenez for advances.

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

From June to August 2019, the Company borrowed additional funds from the Monaco Trust as follows; $200,000 on June 25, 2016, $50,000 on July 12, 2019, $100,000 on August 1, 2019, and $350,000 on August 14, 2019, which amounted to $700,000, which amount is outstanding under the Revolving Monaco Trust Note as of November 30, 2019.

On October 29, 2019, the Company entered into Promissory Notes with Robert J. Mendola (a Director of the Company) and Pasquale LaVecchia (a Director of the Company) in the amounts of $150,000 and $25,000, respectively. The Promissory Notes have an interest rate of 12% per annum (18% upon the occurrence of an event of default) and are due and payable on February 1, 2020, provided that the notes may be prepaid at any time without penalty (provided that all interest that would have been due had the notes remained outstanding through maturity must be paid at the time of repayment). The Company paid a 2% original issue discount in connection with the notes.

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

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and then Chairman, and Donald P. Monaco, our then Director (now Chairman), on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of November 30, 2019 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of November 30, 2019 and February 28, 2019.

Share Repurchase Transactions

During the nine months ended November 30, 2019 and 2018, there were no repurchases of the Company’s common stock by Monaker.

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

During the nine months ended November 30, 2019, the following shares of common stock and other securities were issued and granted:

●	On April 25, 2019, we entered into an underwriting agreement relating to the public offering, issuance and sale by the Company of 1,000,500 shares of common stock, at an offering price to the public of $2.00 per share (when including the underwriter’s option which was exercised).
●	On March 5, 2019, we received $101,888 in proceeds from Monaco Investment Partners II, LP, whose managing general partner is Donald Monaco, the Chairman of the Board, and issued 35,750 shares of common stock in connection with the exercise of warrants to purchase 35,750 shares of common stock with an exercise price of $2.85 per share, pursuant to the terms of a First Amendment to Warrant.
●	On May 7, 2019, we received $20,000 in proceeds from Sabby Volatility Warrant Fund and issued 10,000 shares of common stock in connection with the exercise of warrants to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 8, 2019, we received $40,000 in proceeds from Sabby Volatility Warrant Fund and issued 20,000 shares of common stock in connection with the exercise of warrants to purchase 20,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 8, 2019, we received $60,000 in proceeds from Hudson Bay Master Fund Ltd. and issued 30,000 shares of common stock in connection with the exercise of warrants to purchase 30,000 shares of common stock with an exercise price of $2.00 per share.
●	On May 14, 2019, we received $33,200 in proceeds from Sabby Volatility Warrant Fund and issued 16,600 shares of common stock in connection with the exercise of warrants to purchase 16,600 shares of common stock with an exercise price of $2.00 per share.

●	On May 15, 2019, we received $20,000 in proceeds from Hudson Bay Master Fund Ltd. and issued 10,000 shares of common stock in connection with the exercise of warrants to purchase 10,000 shares of common stock with an exercise price of $2.00 per share.
●	On June 11, 2019, the Company issued 5,000 shares of restricted common stock to an employee, pursuant to an employment agreement, valued at $13,900.
●	On June 25, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 5,000 shares of restricted common stock on June 25, 2019, valued at $15,000, for services rendered.
●	On June 25, 2019, the Company issued 29,000 shares of restricted common stock via a Capital Markets and Business Advisory Agreement for compensation for services to be rendered, valued at $87,000.
●	On July 10, 2019, the Company issued 40,000 shares of restricted common stock, valued at $128,400, as a result of an Employment Incentive Agreement.
●	On July 10, 2019, the Company issued 6,250 shares of common stock to Simon Orange, a director of the Company, in consideration for past services rendered to the Board, valued at $20,063.
●	On July 10, 2019, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $24,075.
●	On July 10, 2019, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, valued at $20,063.
●	On July 10, 2019, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a Director of the Company, for payment for past services, valued at $20,063.
●	On July 10, 2019, the Company issued William Kerby, a member of the Board of Directors and Executive of the Company, 12,812 restricted bonus common shares of the Company in recognition of past services and accomplishments at a value of $41,127.
●	On August 12, 2019, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $19,800.
●	On August 12, 2019, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a Director of the Company, for payment for past services, valued at $16,500.
●	On August 12, 2019, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, valued at $16,500.
●	On August 12, 2019, the Company issued 6,250 shares of common stock to Simon Orange, a director of the Company, in consideration for past services rendered to the Board, valued at $16,500.
●	On August 12, 2019, the Company issued William Kerby, a member of the Board of Directors and Executive of the Company, 12,812 shares of the Company at a value of $33,824. These shares were issued in error and were cancelled in October 2019, as discussed below.
●	On September 3, 2019, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for services rendered to the Board, valued at $16,200
●	On September 3, 2019, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, valued at $13,500.
●	On September 3, 2019, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a director of the Company, valued at $13,500.
●	On September 3, 2019, the Company issued 6,042 shares of common stock to Simon Orange, a director of the Company, valued at $13,051.
●	On September 3, 2019, the Company entered into a Marketing Agreement, pursuant to which the Company issued 15,000 shares of restricted common stock, valued at $32,400, for services rendered.
●	On September 3, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 40,000 shares of restricted common stock, valued at $86,400, for services rendered.
●	On September 3, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 60,000 shares of restricted common stock, valued at $129,600 for services rendered.
●	On September 11, 2019, the Company issued 1,041 shares of common stock to Robert J. Mendola, a director of the Company, valued at $2,478.

●	On September 12, 2019, the Company issued 833 shares of common stock to Rupert Duchesne, a director of the Company, valued at $1,983.
●	On September 25, 2019, the Company entered into a Consulting Agreement, pursuant to which the Company issued 25,000 shares of restricted common stock, valued at $54,250 for services rendered.
●	On October 1, 2019, the Company cancelled 12,812 shares of common stock which were issued on August 12, 2019 to William Kerby, a member of the Board of Directors and Executive of the Company, which shares were issued in error.
●	On October 23, 2019, the Company issued 12,000 shares of restricted common stock to an employee, as part of an employment agreement, valued at $31,800.

The Company had 13,006,034 and 9,590,956 shares of common stock issued and outstanding as of November 30, 2019 and February 28, 2019, respectively.

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

The following table sets forth common stock purchase warrants outstanding as of November 30, 2019 and February 28, 2019, and changes in such warrants outstanding for the nine months ended November 30, 2019:

	Warrants	Weighted Average Exercise Price
Outstanding, February 28, 2019	1,730,941	$3.90

Warrants granted	—	$—
Warrants exercised and expired	(132,350)	$(3.39)
Outstanding, November 30, 2019	1,598,591	$3.94

Common stock issuable upon exercise of warrants	1,598,591	$6,293,629

At November 30, 2019, there were warrants outstanding to purchase 1,598,591 shares of common stock with a weighted average exercise price of $3.94 and a weighted average life of 4.28 years.

At February 28, 2019, there were warrants outstanding to purchase 1,730,941 shares of common stock with a weighted average exercise price of $3.90 and a weighted average life of 4.33 years.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of November 30, 2019 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

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

The office lease described above terminated early on March 31, 2018, at the request of the landlord, without penalties to the Company. The Company entered into a new contract for new office space encompassing approximately 2,500 square feet at 2893 Executive Park Drive Suite 201, Weston, Florida 33331. The lease has a term of three years from April 15, 2018 through April 14, 2021. Monthly rental costs for the periods ending April 14, 2019, 2020 and 2021 are $6,243, $6,492 and $6,781, respectively. Our rental payments from December 1, 2019 through February 28, 2020 amount to $19,477.

On October 1, 2019, the Company entered into a lease agreement with Performance Contact Services, an Arizona limited liability company (the “Landlord”) for the lease of a “Call Center” at 6345 South Pecos Road, Suite 206, 207, and 208, Las Vegas, Nevada 89120. The lease has a twelve (12) month term and the average monthly payment, including building operating expenses is $4,800. The “Call Center” is part of the IDS project, as described under “Note 4 – Acquisitions and Dispositions”, which will be used to facilitate phone sales and to support our customers.

In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We adopted this guidance as of March 1, 2019. The Company elected available practical expedients permitted under the guidance, which among other items, allow the Company to (i) carry forward its historical lease classification, (ii) not reassess leases for the definition of “lease” under the new standard, (iii) utilize a discount rate as of the effective date, and (iv) not record leases that expired or were terminated prior to the effective date. Accordingly, the Company recorded operating lease Right-of-Use asset of $76,762 along with current operating lease liability of $76,762 and long-term operating lease liability of $0 as of November 30, 2019.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2020	FYE 2021	FYE 2022 and beyond	Totals
Insurance	$12,255	$885	$—	$13,140
Other	3,150	8,400	—	11,550
Totals	$15,405	$9,285	$—	$24,690

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers.

Nasdaq Letter

On February 11, 2019, the Company received a letter (the “Letter”) from The Nasdaq Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, as a result of the resignation from the Board of Directors of the Company, on January 23, 2019, of Mr. Robert J. Post, the Company no longer complied with Nasdaq’s independent director requirement as set forth in Listing Rule 5605 which requires, among other things, that a majority of the Company’s Board of Directors be comprised of “independent directors” as defined in Rule 5605, and because as a result of Mr. Post’s resignation, the Company’s Board of Directors no longer consisted of majority independent members, the Company was not in compliance with Listing Rule 5605.

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

On August 21, 2019, Nasdaq notified the Company that (i) as a result of the appointments of Messrs. Duchesne and Mendola to the Company’s Board of Directors; and (ii) because the Company held a combined 2019/2020 annual meeting of shareholders on August 15, 2019, the Company was back in full compliance with all of Nasdaq’s rules for continued listing.

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceeding; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations. As of November 30, 2019, the Company has not received any correspondence regarding this proceeding for several years.

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

Subsequent to November 30, 2019, and through the filing date of this report, the Company issued the following securities:

On December 4, 2019, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, for services rendered, valued at $15,075.
On December 4, 2019, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a director of the Company, for services rendered, valued at $12,563.
On December 4, 2019, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, for services rendered, valued at $12,563.
On December 4, 2019, the Company issued 5,000 shares of common stock to Simon Orange, a director of the Company, for services rendered, valued at $10,050.
On December 4, 2019, the Company issued 6,250 shares of common stock to Robert J. Mendola, a director of the Company, for services rendered, valued at $12,563.
On December 4, 2019, the Company issued 5,000 shares of common stock to Rupert Duchesne, a director of the Company, for services rendered, valued at $10,050.
On December 4, 2019, the Company issued 2,055 shares of common stock to Alexandra C. Zubko, a director of the Company, for services rendered, valued at $4,131.
On December 9, 2019 (effective February 1, 2019), the Company entered into an amended and restated promissory Note with the Monaco Trust to restate and to increase the amount available under the Revolving Monaco Trust Note to up to $2,700,000. All other terms of the Revolving Monaco Trust Note remained unchanged.

Between December 1, 2019 and January 8, 2020, the Company has sold 9,083,758 shares of Verus common stock to the public in open market transactions and generated $176,374 in gross proceeds.

On December 9, 2019, the Company entered into an Amended and Restated Promissory Note with the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company (the “Monaco Trust”), in the amount of up to $2,700,000 (the “Revolving Monaco Trust Note”). The Revolving Monaco Trust Note amended and restated a previous promissory Note entered into by the Company in favor of the Monaco Trust on February 4, 2019, in the amount of up to $700,000, which had a balance as of December 9, 2019 of $700,000. On the same date, the Company borrowed $200,000 from the Trust under the Revolving Monaco Trust Note. On December 27, 2019, the Company borrowed an additional $300,000 from the Trust under the Revolving Monaco Trust Note.

On January 7, 2020, the Company entered into a Business Loan Agreement with National Bank of Commerce (the “Loan Agreement”), which merged with Republic Bank, with National Bank of Commerce being the surviving entity, on July 8, 2019. The Loan Agreement operated as an extension and restatement of the Company’s prior Line of Credit with Republic Bank, and extended the due date of the amount available under the Line of Credit, $1,200,000, to June 30, 2020. The Company also entered into a Promissory Note in the amount of $1,200,000, to document amounts owed under the Loan Agreement. As of the date of the entry into the agreement the Company owed $1,193,000 under the note.

Amounts owned under the Loan Agreement accrue interest at the rate of prime plus 1%, which rate was 5.75% as of the date of the entry into the promissory note and increases by 3% per annum upon the occurrence of an event of default.

The Loan Agreement contains customary covenants (including prohibiting the Company from incurring debt other than in the ordinary course of business) and requirements of the Company and customary events of default (including cross defaults with other obligations of the Company and a change in ownership of more than 25% of the Company).

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K/A (Amendment No. 1) that the Company has filed with the Securities and Exchange Commission on June 14, 2019 are those that depend most heavily on these judgments and estimates. As of November 30, 2019, there had been no material changes to any of the critical accounting policies contained therein.

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

Monaker’s core holdings include NextTrip.com, NextTripVacations.com, NextTrip.biz, Maupintour.com and EXVG.com. NextTrip.com and NextTripVacations.com are the primary consumer websites, where travel services and products are booked. The travel services and products include tours, activities/attractions, airlines, hotels, and car rentals and where ALRs can be booked as well. Maupintour complements the Nextrip.com and NextTripVacations.com offerings by providing high-end tour packages and activities/attractions. EXVG.com is a specialized secondary website devoted to those ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property. EXVG.com travel services and products only include the aforementioned ALRs as well as tours and activities from Maupintour. NextTrip.biz is targeted at small-to-midsized businesses and offers them a customized travel solution for business travel to meetings, conferences, conventions and even vacation travel. It provides client companies lower costs, better expense control and the option for a “self-branded” website.

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

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products. We now have more than 2.9 million properties listed on the booking engine.

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

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2019 Compared to the Three Months Ended November 30, 2018

Revenues

Our total revenues decreased 51% to $89,168 for the three months ended November 30, 2019, compared to $183,153 for the three months ended November 30, 2018, a decrease of $93,985. The decrease in sales is mainly due to a decrease in the sale of large groups (14-15 travelers) of travel package trips for the 3rd quarter of 2019 compared to the 3rd quarter of 2018.

Cost of revenues

We had total cost of revenues of $87,368 for the three months ended November 30, 2019, compared to $137,575 for the three months ended November 30, 2018, a decrease of $50,207 or 36% from the prior period. The decrease was mainly due to the decline in the sale of large group travel packages as described above.

Gross Profit

We had gross profit of $1,800 for the three months ended November 30, 2019, compared to gross profit of $45,578 for the three months ended November 30, 2018. The decrease in gross profit was mainly due to the decrease in revenues, offset by the decrease in cost of revenues, as described above. Our gross profit was 2% of total revenues for the three months ended November 30, 2019, compared to 25% of total revenues for the three months ended November 30, 2018. The decrease in gross profit as a percentage of revenue was mainly due to cost of travelling increased and the gross margin is lower for small group of travelers.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, stock-based compensation, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses increased 3% to $1,642,110 for the three months ended November 30, 2019, compared to $1,594,402, for the three months ended November 30, 2018, an increase of $47,708. This increase was mainly attributable to (i) an increase in general and administrative expenses of $70.900 or 9%, to $823,798 for the three months ended November 30, 2019, compared to $752,898 for the three months ended November 30, 2018, due to payments related to the IDS project as asset management, (ii) an increase in salaries and benefits expenses of $111,927 or 33% to 453,476, for the three months ended November 30, 2019, compared to $341,549 for the three months ended November 30, 2018, as a result of adding two staff members to our team, off-set by a decrease in technology and development expenses of $161,691, to $319,938 for the three months ended November 30, 2019, compared to $481,629 for the three months ended November 30, 2018, as a result of technology and development costs being streamlined by our new Chief Information Officer (CIO, a non-executive officer).

Other Income (Expenses)

Our other income/(expense) includes valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $1,656,783 for the three months ended November 30, 2019, compared to total other expenses of $549,477 for the three months ended November 30, 2018, an increase in other expenses of $1,107,306. The increase was mainly attributable to (i) a net decrease in the valuation of our investments in Bettwork, Verus, and Recruiter, which loss increased by $1,277,735 for the three months ended November 30, 2019, compared to the three months ended November 30, 2018, and (ii) an increase in interest expense of $10,295, to $41,201 for the three months ended November 30, 2019, compared to $30,906 for three months ended November 30, 2018, offset by a decrease of $190,000 in loss on sales of assets.

Net Loss

We had a net loss of $3,291,908 for the three months ended November 30, 2019, compared to a net loss of $2,098,301 for the three months ended November 30, 2018, an increase in net loss of $1,193,607 from the prior period. The increase in net loss was primarily due to (a) the $93,985 decrease in revenues, offset by the $50,207 decrease in cost of revenues for the three months ended November 30, 2019, compared to the three months ended November 30, 2018, and increases of (i) $1,277,735 in valuation loss; (ii) $346,161 in general and administrative expenses; and (iii) $106,740 in salaries and benefits, offset by decreases of (i) $275,261 in stock-based compensation; (ii) $161,691 in technology and development expenses; and (iii) $190,000 in loss on sales of assets from 2018.

For the Nine Months Ended November 30, 2019 Compared to the Nine Months Ended November 30, 2018

Revenues

Our total revenues decreased 21% to $358,818 for the nine months ended November 30, 2019, compared to $456,192 for the nine months ended November 30, 2018, a decrease of $97,374. The decrease in sales is due to two key factors being (i) the Company delays in implementing marketing programs while it is completing integrations of alternative lodging products and newly expanded Merchant facilities for its Maupintour.com, NextTrip.com, NExtTripVacations.com and EXVG.com websites, and (ii) a decrease in the large group travel package trips (14 – 15 travelers) for the year 2019. The Company believes integrations for the sites described in (i) will be completed during the fourth fiscal quarter of 2020, allowing it to launch the marketing efforts for the websites and tour operation. Additionally, the Company believes that the increase in distributors will drive revenue growth in future quarters.

Cost of revenues

We had total cost of revenues of $298,805 for the nine months ended November 30, 2019, compared to $351,032 for the nine months ended November 30, 2018, a decrease of $52,227 or 15% from the prior period. The decrease was mainly due to the same factors which impacted revenues as described above.

Gross Profit

We had gross profit of $60,013 for the nine months ended November 30, 2019, compared to gross profit of $105,160 for the nine months ended November 30, 2018. The decrease in gross profit was mainly due to the decrease in revenues, offset by the decrease in cost of revenues, as described above. Our gross profit was 17% of total revenues for the nine months ended November 30, 2019, compared to 23% of total revenues for the nine months ended November 30, 2018. The decrease in gross profit as a percentage of revenue was mainly due to cost of travelling increased.

Operating Expenses

Our operating expenses include salaries and benefits, general and administrative expenses, costs of revenues, technology and development, as well as selling and promotions expenses.

Our operating expenses increased 42% to $4,643,305 for the nine months ended November 30, 2019, compared to $3,261,307 for the nine months ended November 30, 2018, an increase of $1,381,998. This increase was mainly attributable to (i) an increase in technology and development expenses of $669,803, to $1,298,134, for the nine months ended November 30, 2019, compared to $628,331 for the nine months ended November 30, 2018, as a result of technology and development costs being expensed since June 2018 when our platforms went live, (ii) an increase in general and administrative expenses of $575,627, to $2,102,092 for the nine months ended November 30, 2019, compared to $1,526,465 for the nine months ended November 30, 2018, due to stock-based compensation and payments related to the IDS project as asset management, and (iii) an increase in salaries and benefits of $151,230, to $1,185,587 for the nine months ended November 30, 2019, compared to $1,034,357 for the nine months ended November 30, 2018, due to adding two staff members to the Company.

Other Income (Expenses)

Our other income/(expense) includes valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $4,124,258 for the nine months ended November 30, 2019, compared to total other income of $5,309,110 for the nine months ended November 30, 2018, an increase in total other expenses of $9,433,368. The increase was mainly attributable to (i) one-time deferred gains during the period ended November 30, 2018 of $4.5 million related to sales of our non-core assets and the sale of our right to own property which were realized on July 2, 2018, and the reserve of $750,000 which was reversed and recognized in net income as other income on July 2, 2018, (ii) a net decrease in the valuation of our investments in Bettwork, Verus, and Recruiter, which decreased by $4,376,869 for the nine months ended November 30, 2019, compared to the prior period, and (iii) an increase in interest expense of $42,096, to $107,715 for the nine months ended November 30, 2019, compared to $65,619 for the nine months ended November 30, 2018.

Net Loss

We had a net loss of $8,707,550 for the nine months ended November 30, 2019, compared to net income of $2,152,963 for the nine months ended November 30, 2018, an increase in net loss of $10,860,513 from the prior period. The increase in net loss was primarily due to (a) the $97,374 decrease in revenues, offset by the $52,227 decrease in cost of revenues for the nine months ended November 30, 2019, compared to the nine months ended November 30, 2018, and increases of (i) $669,803 in technology and development expenses, (ii) $575,627 in general and administrative expenses, and (iii) $4,376,869 in valuation loss, as well as a decrease of $5,060,000 in gain on sales of assets from the prior 2018 year period.

Liquidity and Capital Resources

At November 30, 2019, we had $143,088 of cash on-hand, an increase of $110,109 from $32,979 at February 28, 2019. The increase in cash is due primarily to (i) $700,000 borrowed from the Monaco Trust as described in “Note 6 –Related Party Promissory Notes and Transactions” of the unaudited consolidated financial statements included above, and (ii) the net proceeds of $1,228,640 from sales of Verus common stock to the public in open market transactions as described in “Note 4 – Acquisitions and Dispositions”, to the unaudited financial statements included herein. Our website development costs and intangible assets, net, increased to $6,703,269 as of November 30, 2019, compared to $1,941,816 as of February 28, 2019, as a result of the Intellectual Property Purchase Agreement as described in “Note 4 – Acquisitions and Dispositions”, to the unaudited financial statements included herein. We also had $319,652 of prepaid expenses and other current assets as of November 30, 2019, compared to $25,873 as of February 28, 2019, which increase was mainly due to the payments related to the Asset Management Services Agreement with IDS Inc as described in “Note 4 – Acquisitions and Dispositions”, to the unaudited financial statements included herein.

As of November 30, 2019, the Company had total liabilities, consisting solely of current liabilities, of $3,299,346, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from Republic Bank of which $1,193,000 was drawn (the same amount as of February 28, 2019); $700,000 borrowed from the Monaco Trust; $175,000 borrowed from the Company’s directors, including $150,000 owed to Robert J. Mendola and $25,000 owed to Pasquale LaVecchia as described in “Note 6 –Related Party Promissory Notes and Transactions”, to the unaudited financial statements included herein; accounts payable and accrued expenses of $714,855 (an increase of $22,472 from $692,383 as of February 28, 2019, mainly attributable to accrued expenses of $278,657 which are related to the Intellectual Property Purchase as described in “Note 4 – Acquisitions and Dispositions”, to the unaudited financial statements included herein); other current liabilities of $439,729 (an increase of $394,913 from $44,816 as of February 28, 2019, mainly attributable to deferred revenue – investment of $425,000 from the sales of Verus Series A Preferred Stock to the Company’s directors in October 2019); and $76,762 of operating lease liability (compared to $0 as of February 28, 2019). The Revolving Promissory Note, a Note payable to the Donald P. Monaco Trust, of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company, has a $700,000 balance as of November 30, 2019 compared to $350,000 as of February 28, 2019. We anticipate that we will satisfy our current liabilities from loans from our directors, proceeds derived from equity sales (similar to the April 2019 underwritten offering), sales of marketable securities which we hold as of November 30, 2019 (as discussed above), and revenue generated from sales, as well as from our cash on hand.

As of November 30, 2019, we had $10,019,667 in total assets (of which $1,821,914 were current assets), $3,299,346 in total liabilities (of which all were current liabilities), negative working capital of $1,477,432 and a total accumulated deficit of $115,105,761.

Net cash provided by operating activities was $2,519,897 for the nine months ended November 30, 2019, an increase of $5,065,546 from the $2,545,649 of cash used in operating activities during the nine months ended November 30, 2018. The main items relating to the increase in cash provided by operating activities were $4,920,000 of shares issued for the intangible assets, $5,768,647 of increase in valuation loss, and $487,533 of increase in other current liabilities, which were offset by a decrease of $5,060,000 in gain on sale of assets and $305,749 of decrease in stock-based compensation.

Net cash used in investing activities increased to $4,995,805 for the nine months ended November 30, 2019, an increase of $4,145,033 from the $850,772 of cash used in investing activities during the nine months ended November 30, 2018. The increase was mainly due to the purchase of the intellectual property from IDS in August 2019.

Net cash provided by financing activities increased to $2,586,017 for the nine months ended November 30, 2019, an increase of $487,776 from the $2,098,241 of cash provided by financing activities during the nine months ended November 30, 2018. The main items relating to the increase were an increase of $350,000 in amounts borrowed from the Monaco Trust, and an increase of $175,000 in amounts borrowed from directors of the Company, offset by a decrease of $110,788 in proceeds from exercise of common stock warrants.

Additional information regarding our notes receivable, investments in equity instruments, acquisitions and dispositions, line of credit and notes payable can be found under “Note 2 – Notes Receivable”, “Note 3 – Investment in Equity Instruments”, “Note 4 – Acquisitions and Dispositions”, “Note 5 – Line of Credit”, “Note 6 –Related Party Promissory Notes and Transactions” and “Note 10 – Subsequent Events”, to the unaudited financial statements included herein.

We currently have a monthly cash requirement of approximately $306,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, office space and systems for managing the business until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity.

To date, we have funded our operations with the proceeds from equity sales, debt financings, and sale of Verus’ shares held by the Company described in “Note 4 – Acquisitions and Dispositions”. We anticipate that we will continue to meet our funding requirements through the sale of equity, debt financing, and sale of Verus’ shares, which funds may not be available on favorable terms, if at all. We foresee that we would need several millions of dollars to properly market our products and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we currently anticipate that by the second fiscal quarter of FQE August 31, 2020 our operations could be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of November 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of November 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation and prior settlements are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” from, Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in “Note 8 – Commitments and Contingencies” under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

On August 15, 2019, we entered into an Intellectual Property Purchase Agreement with IDS, which offers an e-commerce platform. Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith. In conjunction with the purchase, the Company also entered into an Asset Management Services Agreement with IDS, pursuant to which we agreed to provide financing, facilities, and other support for the operations of the IP Assets. The Management Agreement has a term of 12 months, unless otherwise extended with the mutual consent of the parties. We were required to pay IDS $350,000 at the closing as the first payment due pursuant to the terms of the Management Agreement (which payment was timely made) and to make a payment 90 days following the closing date in the amount of $284,400. On November 15, 2019, the Company paid $139,400 to IDS and the remaining amount of $145,000 was recorded as accrued expenses. In addition to the payments due pursuant to the Asset Management Services Agreement (described above), the Company entered into an Owner Support Commitment with IDS, based upon the parties mutual agreement as to how to fund the operation and commercial exploitation of the Travel Booking Engine over a seven (7) month period, which requires us to provide a minimum of $1,200,000 in funding. As of November 30, 2019, the Company had expended approximately $35,169 relating to the “Call Center” operation. We have historically experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We anticipate that we will need to sell equity to fund the payment of amounts due to IDS. Such sales of equity may not be available on favorable terms, if at all, and such sales may cause significant dilution to existing shareholders. In the event we are unable, or unable to timely, pay amounts due to IDS, IDS may declare us in default of the applicable agreements and/or take legal action against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered securities during the nine months ended November 30, 2019 and from the period from November 1, 2019 to the filing date of this report, which have not previously been disclosed in the Company’s February 28, 2019, Annual Report on Form 10-K/A, or in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended November 30, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On January 7, 2020, the Company entered into a Business Loan Agreement with National Bank of Commerce (the "Loan Agreement"), which merged with Republic Bank, with National Bank of Commerce being the surviving entity, on July 8, 2019. The Loan Agreement operated as an extension and restatement of the Company's prior Line of Credit with Republic Bank, and extended the due date of the amount available under the Line of Credit, $1,200,000, to June 30, 2020. The Company also entered into a Promissory Note in the amount of $1,200,000, to document amounts owed under the Loan Agreement. As of the date of the entry into the agreement the Company owed $1,193,000 under the note.

Amounts owned under the Loan Agreement accrue interest at the rate of prime plus 1%, which rate was 5.75% as of the date of the entry into the promissory note and increases by 3% per annum upon the occurrence of an event of default.

The Loan Agreement contains customary covenants (including prohibiting the Company from incurring debt other than in the ordinary course of business) and requirements of the Company and customary events of default (including cross defaults with other obligations of the Company and a change in ownership of more than 25% of the Company).

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

MONAKER GROUP, INC.

Date: January 13, 2020	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2020	/s/ Mr. Sirapop “Kent” Taepakdee
Mr. Sirapop “Kent” Taepakdee
Controller
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1+#	Intellectual Property Purchase Agreement by and between Monaker Group, Inc., as Buyer and IDS Inc., as Seller, dated August 15, 2019		8-K	2.1	8/22/2019	001-38402

10.1	Amended and Restated Monaker Group, Inc. 2017 Equity Incentive Plan***		8-K	10.1	8/19/2019	001-38402

10.2%	Asset Management Services Agreement by and between TD Assets Holding, LLC, as Operator, and Monaker Group, Inc., as Owner, dated August 15, 2019		8-K	10.1	8/22/2019	001-38402

10.3	Commercial Debt Modification Agreement with Republic Bank dated September 16, 2019		10-Q	10.3	8/31/2019	001-38402

10.4	Second Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 10, 2019 and effective August 31, 2019		10-Q	10.4	8/31/2019	001-38402

10.5	Stock Purchase Agreement between Monaker Group, Inc. and Monaco Investment Partners, LP, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock		8-K	10.1	11/04/2019	001-38402

10.6	Stock Purchase Agreement between Monaker Group, Inc. and William Kerby, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock		8-K	10.2	11/04/2019	001-38402

10.7	Stock Purchase Agreement between Monaker Group, Inc. and Simon Orange, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock		8-K	10.3	11/04/2019	001-38402

10.8	$25,000 Promissory Note dated October 29, 2019, entered into by Monaker Group, Inc. in favor of Pasquale LaVecchia		8-K	10.4	11/04/2019	001-38402

10.9	$150,000 Promissory Note dated October 29, 2019, entered into by Monaker Group, Inc. in favor of Robert J. Mendola, Jr.		8-K	10.5	11/04/2019	001-38402

10.10	$2,700,000 Amended and Restated Promissory Note dated December 9, 2019, entered into by Monaker Group, Inc. and the Donald P. Monaco Insurance Trust		8-K	10.1	12/09/2019	001-38402

10.11	Business Loan Agreement dated January 7, 2020, by and between Monaker Group, Inc. and National Bank of Commerce, formerly Republic Bank, Inc.	X

10.12	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce	X

16.1	Letter to Securities and Exchange Commission from M&K CPAS, PLLC, dated May 21, 2019		8-K	16.1	5/21/2019	001-38402

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.

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

