Form 10-K
period 2020-02-29
Monaker Group, Inc.
filed 2020-05-29
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2019, based on a closing price of $2.15 was approximately $19,605,594.

As of May 29, 2020, the registrant had 13,270,589 shares of its common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

Discussions in this Annual Report on Form 10-K (this “Annual Report”), including those under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies) based on our management’s current beliefs and assumptions. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed under the caption “Risk Factors” of this Annual Report, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We do not intend, and, except as required by law, we undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing our ALR inventory to large travel distributors via a B2B model.

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

All of Monaker’s ALRs, also commonly referred to as Vacation Rentals are:

i)

Controlled by Property Management Companies. This is a key point of differentiation for Monaker, as the sole focus of Property Management Companies is to rent and service their properties, unlike individual home owners who often rent their properties on a casual or part-time basis. We believe working with property managers results in four key benefits:

➢	All properties are Instantly Bookable (all Property Management Company inventory is integrated into Monaker’s Booking Engine allowing for instant confirmations);
➢	Higher levels of service for renters (property managers are full-time operators);
➢	Higher Quality Assurance (property managers generally have an incentive to eliminate trouble properties); and
➢

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

We believe that Monaker’s B2B model of supplying its significant ALR inventory directly to well-established travel distributors has three key benefits being:

Monaker avoids the need to market and try to develop its own direct to consumer brand (which can be expensive). Instead it is able to supply product into well established distribution websites that already have significant customer traffic and bookings.

Monaker has positioned itself uniquely in the ALR sector - which is one of the fastest growth segments within the travel industry. ALR inventory provides a key solution to traditional travel distributors. According to a January 3, 2017 article by Kevin May, the Editor In Chief of PhocusWire, as posted on Tnooz.com (“Private accommodation travel bookings to reach $106 billion by 2018”), it is estimated that roughly 1 out of 5 lodging accommodations in 2018 was an ALR transaction and by most accounts this growth is continuing to accelerate (notwithstanding the current decreases in lodging and travel caused by COVID-19).

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

■	The direct to consumer platforms are used for demonstration purposes to show traditional travel companies how ALR products could be integrated into their platforms, and
■	The sites allow consumers to bundle specialty vacation tours and other offerings with ALR products.

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

Another one of our marketplaces, Maupintour.com, provides concierge tours and activities at destinations and our other marketplace, and EXVG.com, currently provides our high-end ALR offering and will be merged into Maupintour by summer 2020. Our online marketplaces are discussed in greater detail below.

Monaker is a technology-driven Travel Company that has identified and sourced ALR products which it consolidates through its Monaker Booking Engine, allowing for instantly bookable products; this is its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as through other distributors. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

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

The Company sells its ALR travel inventory through various distribution channels. The primary distribution channel is through its business-to-business (B2B) channel partners which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own websites at NextTrip.com and will be available through NextTripVacations.biz upon its relaunch. Additionally, we will be offering high end ALR products along with specialty travel products and services via Maupintour.com, targeting high value inventory to customers with complex or high-end travel needs.

Monaker’s core holdings are planned to be streamlined by this summer into 5 key platforms being; the Monaker Booking Engine (MBE), NextTrip.com, NextTrip.biz, Maupintour.com, and TravelMagazine.com.

➢	The Monaker Booking Engine (MBE) is the Company’s proprietary technology and platform providing access to more than 3.2 million instantly bookable vacation rental homes, villas, chalets, apartments, condos, resort residences, and castles. This ALR product can be accessed by other travel distributors using the Company’s API.

➢	NextTrip.com is the primary consumer website, where travel services and products are booked. The travel services and products include tours, activities/attractions, airlines, hotels, and car rentals and where ALRs are booked as well.
➢	Maupintour complements the Nextrip.com offerings by providing high-end tour packages, activities/attractions, and specialized ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically because the ALR is a high value property.
➢	NextTrip.biz is targeted at small to midsized businesses offering them a customized travel solution for business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and the option for a “self-branded” website. The website is expected to be completed and operational in August 2020.
➢	Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts. Moving forward, we plan for Travelmagazine.com to become a central hub of information for travelers who are looking to get detailed information on destinations all around the world.

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

Reviews and Ratings. Travelers are able to submit online reviews of the ALRs they have rented through our websites. These reviews should convey the accuracy of the listing information found on our websites.

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

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products. We now have more than 3.2 million properties listed on the booking engine.

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

For a discussion of the risks attendant to the highly competitive nature of our market, see the information under the heading “Risk Factors” – below under the caption “The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors.”

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

Notwithstanding the above, adverse economic conditions, or pandemics, including COVID-19, could result in future seasonal patterns that are different from historical trends.

Research and Development

We have developed proprietary systems to create, maintain and operate our websites. This technology consists of systems developed by internal and third-party designers, developers and engineers and software acquired or licensed from outside developers and companies. Our systems are designed to serve other property distributors, property owners, managers and travelers in an automated and scalable fashion. Costs associated with our research and development were included as capitalized development costs or, included in several expenses including technology and development, salaries and benefits and in general and administrative expenses.

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

Please see the information under the heading “Risk Factors” – below, under the heading, “If we do not adequately protect our intellectual property, our ability to compete could be impaired.”

Recent Events

Bettwork Note Amendment

On March 12, 2019, and effective on February 28, 2019, we and Bettwork Industries Inc. (“Bettwork”) entered into a First Amendment to Amended Promissory Note (the “Note Amendment”), which amended that certain Amended Promissory Note dated October 19, 2018, in the initial amount of $230,000, evidencing amounts owed pursuant to a October 10, 2018 promissory note (the “Bettwork Note”). The Note Amendment amended the Bettwork Note to: (a) extend the maturity date thereof from February 28, 2019 to August 31, 2019; (b) provide Monaker the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations); and (c) provide that Bettwork is required to provide Monaker at least 10 days written notice before any prepayment of the Bettwork Note. The Note Amendment also included a beneficial ownership limit, prohibiting Monaker from converting the Bettwork Note, if doing so would result in Monaker (together with its affiliates and/or any persons acting as a group together with Monaker) beneficially owning more than 19.99% of Bettwork’s outstanding common stock after giving effect to such conversion, provided that, at the election of Monaker and with at least 61 days’ written notice to Bettwork, such beneficial ownership limitation may be decreased (but not increased) to whatever percentage Monaker shall determine. The Bettwork Note had a balance of $190,000 at the time of the parties’ entry into the Note Amendment. Interest and principal have been paid through the date of the original maturity (in the amount of $40,000 of principal and $9,255 of interest as of February 28, 2019) and this Note Amendment is an extension to pay the principal, under the same terms and conditions as the Bettwork Note.

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

On October 10, 2019, and effective on August 31, 2019, we and Bettwork entered into the Second Amendment to Amended Promissory Note to extend the maturity date thereof from August 31, 2019 to February 29, 2020. All terms of the Bettwork Note remained unchanged. The Bettwork Note is currently in default.

Promissory Note with The Donald P. Monaco Insurance Trust

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

On January 29, 2020, the Company entered into the first amendment to the Revolving Monaco Trust Note to extend the maturity date of such note from February 1, 2020 to April 1, 2020. No other change was made to such note as a result of the amendment.

On February 12, 2020, the Company borrowed an additional $200,000 from the Revolving Monaco Trust Note. As of February 29, 2020, the Revolving Monaco Trust Note has a balance of $1,400,000 and the amount remaining under the note of $1,300,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the note, with the approval of the Monaco Trust.

Promissory Note with Directors

On October 29, 2019, the Company entered into Promissory Notes (the “Director Notes”) in the amount of $150,000 and $25,000, with Robert J. Mendola, Jr. and Pasquale LaVecchia, respectively, two of its directors (the “Promissory Notes”) to evidence amounts borrowed from such directors. The amounts borrowed under the Promissory Notes accrue interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and are due and payable on February1, 2020, provided that the notes may be prepaid at any time without penalty (provided that all interest that would have been due had the notes remained outstanding through maturity must be paid at the time of repayment). The Company paid a 2% original issue discount in connection with the notes. The Promissory Notes contain standard and customary events of default. The Company agreed pursuant to the Promissory Notes that without the written consent of the note holders, the Company would not sell more than $500,000 in debt following the date of the notes, until such notes are repaid in full.

On January 29, 2020, the Company entered into first amendments to the Director Notes to extend the maturity date of such Director Notes from April 1, 2020 to June 1, 2020, and to extend the Revolving Monaco Trust Note from April 1, 2020 to December 1, 2020 (the “First Note Amendments”). All remaining terms of the Promissory Notes remained unchanged.

IDS, Inc

On August 15, 2019, we entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS”), which offers an e-commerce platform. Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, we issued IDS 1,968,000 shares of restricted common stock valued at $2.50 per share, or $4,920,000 in aggregate. Although the agreement was dated August 15, 2019, the agreement was not binding upon.

In conjunction with the purchase, the Company also entered into an Asset Management Services Agreement with IDS, pursuant to which we agreed to provide financing, facilities, and other support for the operations of the IP Assets. The Management Agreement has a term of 12 months, unless otherwise extended with the mutual consent of the parties. The Company was required to pay IDS $350,000 at the closing as the first payment due pursuant to the terms of the Management Agreement (which payment was timely made) and to make a payment 90 days following the closing date in the amount of $284,400. On November 15, 2019, the Company paid $139,400 to IDS and the remaining amount of $145,000 was amortized monthly from November 2019 to August 14, 2020 as accrued expenses.

In addition to the payments due pursuant to the Asset Management Services Agreement (described above), the Company entered into an Owner Support Commitment with IDS, based upon the parties mutual agreement as to how to fund the operation and commercial exploitation of the Travel Booking Engine to drive revenues with discretionary spending over a seven (7) month period expected to be up to $1,200,000. As of February 29, 2020, the Company incurred expenses of approximately $67,890 relating to the “Call Center” operation.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the IDS Shares to the Company and preventing such persons from selling or transferring any IDS Shares, seeks damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts.

The complaint was filed as a result of IDS’s failure to deliver the IP Assets, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

Neither the lawsuit, nor the assets which are subject to the lawsuit, impact the Monaker Booking Engine (MBE).

The assets and technology which the Company attempted to acquire from IDS were to be integrated into the Monaker NextTrip.BIZ platform. With the failure by IDS to deliver such technology, Monaker has already taken steps (including contracting with replacement suppliers) to complete the enterprise version (commercial launch) of the Nexttrip.BIZ platform, which is now expected to be launched in the Summer of 2020 (without any of IDS’s technology).

Employees

We employed 12 full-time employees at February 29, 2020. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly in the software development and technology tasks. Our employees are not represented by a labor union and we consider our employee relations to be very good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers, and other technical staffs.

Segments

We operate as one operating segment consisting of products and services related to our online marketplace of travel services. For a discussion of revenue, net income and total assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Our travel services are composed of the following services:

●

The Monaker Booking Engine (MBE) is the Company’s proprietary technology and platform providing access to more than 3.2 million instantly bookable vacation rental homes, villas, chalets, apartments, condos, resort residences, and castles. MBE offers travel distributors and agencies an industry first: a customizable, instant-booking platform for alternative lodging rental. MBE is also becoming a driving force and differentiator for the Company’s in-house brands Maupintour and NextTrip.biz

●

NextTrip.com is a travel portal that provides travelers with the ability to obtain flights, car and lodging rentals through third party relationships as well as a vast array of activities for entertainment while at their destinations. NextTrip.com will promote ALRs in its lodging offering which includes vacation homes and resort residence properties powered by the MBE.

●

Maupintour is a historic 70-year-old tour company tracing its roots back to the late 1940s as a well-known and respected name in the travel industry. Maupintour is widely recognized by its customers and established travel agencies for creating outstanding & unique itineraries.  Historically, Maupintour experienced admirable repeat customer rates and continues to have strong brand recognition in the tour packaging community. A new Maupintour.com portal was launched in May, 2020 and the brand is being re-energized.

●

NextTrip.biz is currently under reconstruction with an expected launch in the summer of 2020. The website will be an internet based, corporate booking solution for small to midsized businesses, enabling them to sign up, create accounts for employees, control expenditures and reduce overall business travel expenses though its access to wholesale travel inventories.

●

Travelmagazine.com is an online travel publication with the aim of giving travelers around the world inspiration for where to go next. The publication includes a library of travel footage as part of its offerings of written articles, videos, and podcasts.

Other Investments

As part of prior business transactions, and in many cases, in lieu of requiring counterparties to pay us cash consideration for certain dispositions, we have accepted and/or retained securities in various entities (including former subsidiary companies). As described below, we are currently in the process of liquidating those securities in an effort to increase liquidity and we do not intend to hold such securities.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc and NestBuilder.com Corp (OTCMKTS:VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 29, 2020, and February 28, 2019, Monaker owned 16,345,101 and 44,470,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Convertible Preferred Stock, respectively. This interest was written down to zero ($0) as of February 28, 2015.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain lawsuits which were then pending with Verus, including Case No.: 1:16-cv-24978- DLG in the United States District Court for the Southern District of Florida. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to persons designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock (which Verus had previously unilaterally cancelled) and ratified all rights under the Certificate of Designation of the Series A Convertible Preferred Stock as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, was recorded at $0 as of February 28, 2019 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, was recorded at $0 as of February 28, 2019.

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus. Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held 44,470,101 shares of Series A Preferred Stock at the time of the entry into the Inducement Agreement, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock, following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, AST and NestBuilder discussed above. The designation of the Series A Preferred Stock, as amended, includes a 9.99% beneficial ownership limitation, preventing the Company from converting such Series A Preferred Stock into common stock of Verus (and reducing the voting rights of such preferred stock proportionally), if upon such conversion, the Company, its affiliates and/or any group which it is a part of, would own greater than 9.99% of Verus’ common stock (the “Ownership Blocker”).

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

During June, July, and August 2019 (the second quarter of fiscal 2019), the Company sold 0 shares, 4,744,053 shares, and 15,054,725 of Verus’ common stock to the public in open market transactions, respectively, and received gross proceeds of $411,620 from such sales.

During September, October, and November 2019 (the third quarter of fiscal 2019), the Company sold 16,758,457 shares, 12,613,557 shares, and 10,757,052 shares of Verus’ common stock to the public in open market transactions, respectively, and received gross proceeds of $861,158.

During December 2019, and January and February 2020 (the fourth quarter of fiscal 2019), the Company sold 6,982,461 shares, 9,728,963 shares, and 9,101,119 shares of Verus’ common stock to the public in open market transactions, respectively, and received gross proceeds of $456,509.

As described above, in total during the fiscal year ended February 29, 2020, the Company sold an aggregate 85,740,387 shares of Verus’ common stock to the public and received total gross proceeds of $1,729,287. The total of commissions and fees payable in connection with such sales was $63,418. As of February 29, 2020, the Company owned 61,247,139 shares of Verus common stock, which were valued at $979,954 or $0.016 per share, based on the closing price of Verus’ common stock on OTC Markets on the last trading day prior to February 29, 2020.

On October 29, 2019, the Company entered into Stock Purchase Agreements with (a) Monaco Investment Partners, LP, of which Donald Monaco is the managing partner and a member of the Board of Directors of the Company; (b) Simon Orange, a member of the Board of Directors of the Company; and (c) William Kerby, the Chief Executive Officer and director of the Company. Pursuant to the Stock Purchase Agreements, the Company sold the purchasers 25,562,500 shares (1,562,500 shares to Mr. Kerby and 12,500,000 shares to each of Monaco Investment Partners, LP and Mr. Orange) of Series A Preferred Stock of Verus. The purchase price for the Verus shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Verus’ common stock on the OTCQB Market, as publicly reported. The Company received net proceeds of $425,000 from the Stock Purchase Agreements.

On January 22, 2020, the Company entered into a Stock Purchase Agreement with William Kerby, the Chief Executive Officer and Director of the Company. Pursuant to the agreement, the Company sold Mr. Kerby 1,562,500 shares of restricted Series A Preferred Stock of Verus for a total of $25,000 or $0.016 per shares.

As of February 29, 2020, and February 28, 2019, Monaker owned 16,345,101 and 44,470,101 shares of Verus Series A Preferred Stock, respectively. The interest was written down to zero ($0) as of February 28, 2015. It was restated again in 2017, but remained at zero ($0) value. The value of the Verus Series A Preferred Stock was sold for $200,000 as of the date of the Monaco Investment Partners, LP, stock purchase of 12,500,000 shares was completed in January 2020. The remaining proceeds of $250,000 (which represent 15,625,000 shares sold to Simon Orange and William Kerby that were transferred to buyers) are recorded in the Deferred Revenue - Investment as other current liabilities on the Balance Sheet as of February 29, 2020.

On February 29, 2020, the 61,247,139 remaining shares of Verus’ common stock were trading at $0.016 per share based on the closing price of Verus’ common stock on OTC Markets on the last trading day prior to February 29, 2020, and were valued at $979,954. The investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, was recorded at $0 as of February 29, 2020.

Bettwork Industries Inc. (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in “Item 8. Financial Statements and Supplementary Data” – “Note 3 – Notes Receivable”), which were entered into with Bettwork Industries Inc. (“Bettwork”), were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

On November 29, 2018 and December 6, 2018, the Company, entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and Chairman of the Board of Directors of the Company (the “Monaco Trust”); and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company (“Charcoal”), respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company sold each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork, which the Company then held for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-four (24) month anniversary of the closing date of the applicable Stock Purchase Agreement.

As of August 31, 2018, the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through February 29, 2020.

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

On December 6, 2018, effective November 29, 2018, 428,572 shares of Bettwork common stock owned by the Company (which were originally valued at $0.75 per share as described in the paragraph above, had an allocated original value of $321,429, which had been reduced to $300,000 when the shares were revalued on August 31, 2018, as discussed above) were sold to Charcoal at $0.70 per share for a total of $300,000 (as discussed above). The allocation of the original acquisition price to the shares purchased by Charcoal resulted in a realized loss on the sale of marketable securities of $21,429. In addition, for a period of twenty-four months after November 29, 2018, Charcoal was also provided an option to acquire an additional 1 million shares of Bettwork common stock from the Company for an aggregate of $700,000 or $0.70 per share, exercisable at any time in writing.

On February 29, 2020, the shares of Bettwork’s common stock were trading at $0.25 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock held by the Company to $1,535,714 and caused an accumulated fair value loss of $6,081,427 to be realized. The change in fair value of $6,081,427 is recognized in net income (loss) on the statement of operations, as other income, valuation loss, net, as a valuation loss as of February 29, 2020.

Pursuant to OTC Markets, as of May 11, 2020, Bettwork has 42,403,893 outstanding shares of common stock. The Company’s ownership of 6,142,856 shares of common stock represents a 14.5% interest in Bettwork.

Recruiter.com Group, Inc., formerly Truli Technologies Inc (OTCQB:RCRT)

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

As of February 28, 2019, each share of Recruiter.com’s common stock was valued at $0.043. Therefore, as of February 28, 2019, the 11,141,810 shares of Recruiter.com common stock were valued at $479,098, which is included in the valuation gain as of February 28, 2019.

On August 22, 2019, Recruiter.com announced a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-80. This resulted in a reduction in the shares of Recruiter.com’s common stock held by the Company from 11,141,810 shares to 139,273 shares, which shares were valued at $2.70 per share at market closing on the date of the reverse.

As of February 29, 2020, each share of Recruiter.com’s common stock was valued at $2.25 per share which decreased the fair value of the 139,273 shares of Recruiter.com common stock to $313,363 and caused an accumulated fair value loss of $160,164 to be realized. The change in fair value of $160,164 is recognized in net income (loss) as other income, valuation loss, net, on the statement of operations, as a valuation loss as of February 29, 2020.

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

Other Regulations

We are also subject to various local, state, and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies.

Recent Issues Surrounding the COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized a novel strain of coronavirus (“COVID-19”) as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Beginning at the end of February 2020, global concerns about COVID-19 intensified and since then, COVID-19 has been materially and negatively impacting travel demand, as a result of widespread travel restrictions imposed by governments and businesses. Many countries, particularly in North America (including the U.S.), Asia and Europe, have adopted laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing various travel restrictions, “shelter in place“ or “social distancing” mandates; restricting access to city centers or popular tourist destinations and restaurants or limiting other accommodation offerings in surrounding areas.

We have seen significant declines in consumer demand within the travel and leisure industry as a result of COVID-19. These declines have had a material adverse effect on our results operations and financial condition. The adverse impact to our business from COVID-19 intensified in the second half of March 2020, driven by increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant, and leisure industry and further dampened consumer demand for our services. We also incurred significant and unanticipated cancellations and re-bookings from travelers related to future travel, accommodations and tour bookings, which had been reserved by travelers in the pre-COVID-19 timeframe. As the COVID-19 pandemic continues to develop, governments, corporations and other authorities may continue to implement restrictions or policies that continue to adversely impact our industry and operations. We also believe the travel industry in general, and our operations specifically, will continue to be materially adversely affected while travel restrictions remain in place.

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

As of February 29, 2020, and February 28, 2019, the Company had an accumulated deficit of $115,852,897 and $106,398,211, respectively. Net loss for the year ended February 29, 2020, amounted to $9,454,686, which is mostly attributable to $6,056,421 of operating expenses and total other expenses of $3,487,071, which is mainly attributed to $5,267,208 valuation loss and $1,984,870 realized gain on investment in unconsolidated affiliates. Our travel operations generated a gross profit of $88,806 for the year ended February 29, 2020. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve or sustain profitability, or continue as a going concern. Furthermore, due to our relatively small size and market footprint, we may be more susceptible to issues affecting the global travel industry in general, such as COVID-19 and contractions in the global travel industry associated therewith, compared to larger competitors.

We currently have a monthly cash requirement of approximately $300,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully- implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity. As of February 29, 2020, and February 28, 2019, we had $4,078,849 and $2,280,199, respectively, of current liabilities.

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

In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, we may be forced to scale back our business plan and/or liquidate some or all of our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry and our business, operating results and liquidity.

The COVID-19 pandemic, and governmental responses thereto, including travel restrictions, ‘stay-at-home’ orders and required social distancing orders, have severely restricted the level of economic activity around the world, and is having an unprecedented effect on the global travel industry. Additionally, the ability to travel has been curtailed through border closures (for example, New Zealand’s borders have been effectively closed since March 19, 2020, and are currently expected to remain closed for the foreseeable future), mandated travel restrictions and limited operations of hotels and airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses.

The measures implemented to contain the COVID-19 pandemic have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position. In particular, such measures have led to unprecedented levels of cancellations and limited new travel bookings. Moreover, any additional measures or changes in laws or regulations, whether in the United States or other countries, that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring the closure of hotels or other travel-related businesses (such as restaurants) or otherwise restricting travel due to the risk of the spreading of COVID-19, may exacerbate the negative impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity position.

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions are beginning to be lifted in may jurisdictions, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

The Company’s liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms and insolvencies.

It is difficult to estimate COVID-19’s impact on future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been and will continue to be significant and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity position for the foreseeable future. In the near term, we do expect that the COVID-19 pandemic will impact our financial performance for the second quarter of 2020 more significantly than it impacted the first quarter of 2020 when the outbreak was initially limited to China and other Asian markets in January and February 2020.

The $190,000 owed to us under Secured Convertible Promissory Note due from Bettwork Industries Inc., may not be repaid timely, if at all.

Bettwork, a related party owes us $190,000 pursuant to a promissory note. The Bettwork Note bears interest at 12% per year and was due on February 29, 2020. All interest and the principal balance were due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. Additionally, we have the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations). Bettwork may not pay the Bettwork Note when due and we may never collect on amounts owed thereunder. The Bettwork Note is currently in default.

We may not qualify for forgiveness of our PPP Loan. We face risks associated with such PPP Loan and our outstanding construction loan.

On May 11, 2020, the Company obtained a $176,534 (the “Loan”) from The Commercial Bank (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020. The Loan is evidenced by a promissory Note (the “PPP Note”), dated effective May 8, 2020, issued by the Company to the Lender. The Note is unsecured, matures on May 11, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 11, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 75% of such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. Notwithstanding that, the Company may not qualify for forgiveness of the PPP Loan in whole or part and may be required to repay such PPP Loan in full. With respect to any portion of the PPP Loan that is not forgiven, the PPP Loan will be subject to customary provisions for a loan of this type, including customary events of default. In the event the PPP Loan is not forgiven, the debt service payments on such loan may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the PPP Loan may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the PPP Loan to be forgiven pursuant to its terms, and/or our requirement to repay the PPP Loan in whole or part, could cause the value of our common stock to decline in value.

Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners.

Our ability to obtain credit and capital depends in large measure on the state of the credit and capital markets, which is beyond our control. Our ability to access credit and capital markets may be restricted at a time when we would like, or need, access to those markets, which could constrain our flexibility to react to changing economic and business conditions. In addition, the cost and availability of debt and equity financing may be adversely impacted by unstable or illiquid market conditions. Protracted uncertainty and illiquidity in these markets also could have an adverse impact on our lenders or our customers, preventing them from meeting their obligations to us.

Our business could be materially and adversely affected if we are unable to obtain necessary funds from financing activities. Uncertainty and illiquidity in financial markets may materially impact the ability of the participating financial institutions to fund their commitments to us under our liquidity facilities. Accordingly, we may not be able to obtain the full amount of the funds available under our liquidity facilities to satisfy our cash requirements, and our failure to do so could have a material adverse effect on our operations and financial position.

Our ability to service our indebtedness will depend on our ability to generate cash in the future.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future and raise needed capital. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may continue to not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

Our obligations under the Iliad Note are secured by a first priority security interest in substantially all of our assets, subject to the priority lien and security interest of National Bank.

On April 3, 2020, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company sold Iliad a Secured Promissory Note in the original principal amount of $895,000 (the “Note”). Iliad paid consideration of $800,000 for the Note, which included an original issue discount of $80,000 and reimbursement of the Lender’s transaction expenses of $15,000. The Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on April 3, 2021). Additionally, upon each major default described in the Note (i.e., the failure to pay amounts under the Note when due or to observe any covenant under the Note Purchase Agreement (other than certain exempted requirements)) the outstanding balance of the Note automatically increases by 15%, and for each other default, the outstanding balance of the Note automatically increases by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the Note immediately prior to the first event of default. In connection with the Note Purchase Agreement and the Note, the Company entered into a Security Agreement with Iliad (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company, subject to the priority lien and security interest of National Bank of Commerce (“National Bank”) which secures amounts due under its $1.2 million line of credit.

As such, our creditors may enforce their security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

If we are not able to complete software interfaces with our property owners, managers and distributors, in a timely manner, our business is susceptible to shortfalls in revenues due to delays in remitting our ALRs to distributors and/or ALRs not being available for bookings or distribution.

The Company contracts with property owners and managers to list their ALRs on the Company’s system. Those ALRs are being populated into the system through an application programming interface (API) from the property owner and/or manager to the Company. If the technology of the API is inadequate, erroneous or corrupted, the Company may incur delays in populating the ALRs into the Company’s system until the issues related to their API are corrected. These delays could cause delays in realizing revenues from bookings from those additional ALRs.

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

We anticipate that moving forward, most of our revenue will be generated when ALRs are booked by either customers to our website or by customers to distributors we provide ALRs to (“Distributors”). Our revenue will be the difference between the funds received from our customers and distributors versus the net amount owed to the property owner / manager at the time of booking. Accordingly, our success primarily depends on our ability to attract owners, managers and travelers to NextTrip.com, NextTripVacations.com, Maupintour.com and to Distributors. If property owners and managers choose not to market their ALRs through our websites, or instead list them with a competitor, we may be unable to offer a sufficient supply and variety of ALRs to attract travelers to our websites. Similarly, our volume of new and renewal listings may suffer if we are unable to attract travelers to our websites or, to the Distributors. As a result of any of these events, the perceived usefulness of our online marketplace and the relationships with Distributors may decline, and, consequently, it could significantly decrease our ability to generate revenue and net income in the future. As a result, the value of our securities may decline in value or become worthless.

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

On August 15, 2019, we entered into an Intellectual Property Purchase Agreement with IDS, which offers an e-commerce platform. Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith. In conjunction with the purchase, the Company also entered into an Asset Management Services Agreement with IDS, pursuant to which we agreed to provide financing, facilities, and other support for the operations of the IP Assets. The Management Agreement has a term of 12 months, unless otherwise extended with the mutual consent of the parties. The purchase price of the IP Assets was $4,920,000, which was paid by way of the issuance by the Company to IDS of 1,968,000 shares of restricted common stock (the “IDS Shares”), with an agreed upon value of $2.50 per share and the payment of certain cash consideration. Specifically, we were required to pay IDS $350,000 at the closing as the first payment due pursuant to the terms of the Management Agreement (which payment was timely made) and to make a payment 90 days following the closing date in the amount of $284,400. On November 15, 2019, the Company paid $139,400 to IDS and the remaining amount of $145,000 was recorded as accrued expenses. In addition to the payments due pursuant to the Asset Management Services Agreement (described above), the Company entered into an Owner Support Commitment with IDS, based upon the parties mutual agreement as to how to fund the operation and commercial exploitation of the Travel Booking Engine over a seven (7) month period, which requires us to provide a minimum of $1,200,000 in funding. As of February 29, 2020, the Company had expended approximately $67,890 relating to the “Call Center” operation. We have historically experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We anticipate that we will need to sell equity to fund the payment of amounts due to IDS. Such sales of equity may not be available on favorable terms, if at all, and such sales may cause significant dilution to existing shareholders. In the event we are unable, or unable to timely, pay amounts due to IDS, IDS may declare us in default of the applicable agreements and/or take legal action against us.

Notwithstanding the above, on April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the IDS Shares to the Company and preventing such persons from selling or transferring any IDS Shares, seeks damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts. The complaint was filed as a result of IDS’s failure to deliver the IP Assets, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

As a result of the lawsuit, the Company is hopeful that obligations of the Company in the IP Purchase Agreement and Management Agreement will be terminated, of which there can be no assurance.

Our revenues and results of operations are subject to the ability of our distributors and partners to integrate our ALRs with their websites, and the timing of such integrations.

The integration of our ALRs with our distributors’ and partners’ websites is complicated and may involve various software components and application program interfaces (APIs). The ALR listings of our distributors and partners may be formatted differently or stored differently and may require modifications in order to receive and display our ALR properties correctly.

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

Our future revenues and results of operations are substantially dependent on the timing of those integrations and in some cases the willingness of our distributors and partners to undertake additional steps and processes in order to provide us what we need, and in the form that we need, to implement such integrations. The failure of our partners and/or distributors to undertake the actions required so that we can successfully integrate our offerings, and/or any delay in such integrations, may have a negative effect on our revenues and results of operations and cause the value of our common stock to decline in value. The actions of our partners and distributors, and/or their ability to undertake such actions, may further be limited by the effects of COVID-19.

Our business will depend substantially on property owners and managers renewing their listings.

Our business will depend substantially on property owners and managers renewing their listings. Significant declines in our listing renewals could harm our expected operating results. Property owners and managers will generally market their vacation rentals on our websites with no obligation to renew. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors. These factors include property owners’ decisions to sell or to cease renting their properties, their decisions to use the services of our competitors, or their dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew listings if we cannot generate a large number of travelers who book vacation rentals through our marketplace and/or through our distributors. As a result, our revenue may decline and our results of operations may be negatively affected. In addition to the above, property owners may be unable (due to governmental restrictions) or unwilling (due to fear of contagion and other risks) to renew their listings due to COVID-19 and the governmental responses thereto.

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

●	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;
●	challenges associated with joint venture relationships and minority investments;
●	adapting to variations in foreign payment forms;

●	difficulties in managing and staffing international operations and establishing or maintaining operational efficiencies;
●	difficulties in establishing and maintaining adequate internal controls and security over our data and systems;
●	currency exchange restrictions and fluctuations in currency exchange rates;
●	potentially adverse tax consequences, which may be difficult to predict, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
●	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;
●	political, social and economic instability abroad, war, terrorist attacks and security concerns in general;
●	the potential failure of financial institutions internationally;
●	varying effects of global pandemics and epidemics, including COVID-19 on different countries;
●	reduced or varied protection for intellectual property rights in some countries; and
●	higher telecommunications and Internet service provider costs.

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

In addition, most of our current or potential competitors are larger and have more resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, our current or potential competitors may have access to larger property owner, manager or traveler bases. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or owner, manager or traveler requirements, including, but not limited to those associated with the COVID-19 pandemic. Furthermore, because of these advantages, existing and potential owners, managers, distributors and travelers might accept our competitors’ offerings, even if they may be inferior to ours. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

If the businesses and/or assets that we have acquired or invested in do not perform as expected or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

We have four platforms, a library of travel footage, equity investments in Verus International, Inc, NestBuilder.com, Bettwork Industries Inc, and Recruiter.com Group, Inc. The businesses we have acquired, or invested in, may not perform as well as we expect. Failure to manage and successfully integrate acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

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

Our limited operating history, together with our rapidly changing industry, may make it difficult to evaluate our current business and our future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries. These include challenges in accurate financial planning and forecasting as we develop new products or strategic plans with little or no historical reference as a basis for such planning and forecasting. These risks will be exacerbated by the effects and extent of the COVID-19 pandemic and the duration thereof. Our business and prospects should be considered in light of the risks and difficulties we may encounter as a company operating in a highly competitive environment where changes to our business, plans, and products may be required to respond to such changes.

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

If we lose the services of our key personnel, including Mr. William Kerby, our Chief Executive Officer, our business would be materially and adversely affected. Furthermore, we do not have “key person” life insurance, and we do not presently intend to purchase such insurance, on Mr. Kerby or any of our other key personnel. We believe that our success is substantially dependent upon: (1) our ability to retain and motivate our senior management team and other key employees; and (2) our ability to identify, attract, hire, train, retain and motivate other qualified personnel. The development of our business and operations is dependent upon the efforts and talents of our executive officers, whose extensive experience and contacts within the industries in which we wish to compete are a critical component of our business strategy. We may not be successful in retaining the services of any of the members of our senior management team or other key personnel, or in hiring qualified technical, managerial, marketing and administrative personnel. If we do not succeed in retaining our employees and in attracting new employees, our business could suffer significantly.

The employment agreements of our officers include limited non-solicitation and non-compete provisions and provide for severance pay upon termination of such agreements for certain reasons.

We are party to employment agreements with our Chief Executive Officer, William Kerby, our Vice President of Finance and Acting Chief Financial Officer, Sirapop “Kent” Taepakdee, and our Chief Operating Officer and Chief Information Officer, Timothy Sikora.

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

Mr. Taepakdee, our Vice President of Finance and Acting Chief Financial Officer, entered into an employment agreement, dated January 30, 2020. If the agreement is terminated by Mr. Taepakdee for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Taepakdee’s death or disability, Mr. Taepakdee is due two calendar months of severance pay. If the agreement is terminated due to Mr. Taepakdee’s disability, Mr. Taepakdee is due compensation through the remainder of the month during which such termination is effective. If the Company terminates the agreement within 24 months after a change in control event, then the Company is required to pay Mr. Taepakdee a severance payment equal to twelve (12) months’ salary, plus continue to provide benefits equal to those provided prior to the change in control event for a period of six (6) months. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Taepakdee for good reason or a termination by the Company other than for cause or disability.

Mr. Sikora, our Chief Operating Officer and Chief Information Office, entered into an employment agreement, dated January 30, 2020. If the agreement is terminated by Mr. Sikora for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Sikora’s death or disability, Mr. Sikora is due two calendar months of severance pay. If the agreement is terminated due to Mr. Sikora’s disability, Mr. Sikora is due compensation through the remainder of the month during which such termination is effective. If the Company terminates the agreement within 24 months after a change in control event, then the Company shall pay Mr. Sikora a severance payment equal to twelve (12) months’ salary, plus continue to provide benefits equal to those provided prior to the change in control event for a period of six (6) months. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Sikora for good reason or a termination by the Company other than for cause or disability.

The automatic renewal feature of Mr. Kerby’s agreement may prevent us from terminating the employment of such officer, and the non-solicitation and non-compete provisions of the agreements with the executive officers may not provide us adequate protection from such persons competing with us after their termination, and the severance pay payable to such individuals may make it costly to terminate the employment of such individuals, make us less attractive for potential acquirers or prevent a change of control.

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

The Company paid $48,000 for the guaranty fees in the FYE February 29, 2020. The aggregate of such guaranty fees may be significant and may reduce the amount of available funding available for the Company to undertake its operations, repay its liabilities and/or expand its operations. In the event the guaranty fees rise as described above, the Company may not have available funds to pay such fees, and the amount of such fees may further reduce the amount of cash the Company has for business activities and growth. The amount of such guaranty fees may reduce the trading value of the Company’s common stock and/or have a material adverse effect on the Company’s available cash and results of operations.

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

There are risks of security breaches both on our own systems and on third party systems which store our information as we increase the types of technology that we use to operate our marketplace, such as mobile applications. New and evolving technology systems and platforms may involve security risks that are difficult to predict and adequately guard against. In addition, third parties that process credit card transactions between us and property owners and managers maintain personal information collected from them. Such information could be stolen or misappropriated, and we could be subject to liability as a result. Further, property owners and managers may develop a lack of confidence in these third parties or in their ability to securely conduct credit card transactions on our distributors’ websites, our websites or the Internet in general, which could adversely impact our business, revenue and operating results. Our property owners, managers and travelers may be harmed by such breaches and we may in turn be subject to costly litigation or regulatory compliance costs, and harm to our reputation and brand. Moreover, some property owners, managers and travelers may cease using our marketplace altogether.

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

In the event any of the above risks were to occur, our reputation could be harmed, we and/or our distributors could lose either website traffic or users, and as a result, our results of operations and the value of our securities could be adversely affected.

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

The loss of our credit card acceptance privileges could significantly limit the availability and desirability of our products and services. Moreover, if we fail to fully perform our contractual obligations, we could be obligated to reimburse credit card companies for refunded payments that have been contested by the cardholders. In addition, even when we are in compliance with these obligations, we bear other expenses including those related to the acceptance of fraudulent credit cards. As a result of all of these risks, credit card companies may require us to set aside additional cash reserves, may increase the transaction fees they charge us, or may even refuse to renew our acceptance privileges.

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

Our business is particularly sensitive to trends in the travel, real estate and vacation rental markets, which are unpredictable, as well as trends in the general economy. Therefore, our operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations. For example, changes in the travel industry, such as disruptions caused by war, terrorist attacks, pandemics and epidemics, natural disasters, weather, bankruptcies or diseases could significantly reduce the willingness of potential travelers to plan vacation and other travel. Such disruptions that harm or destroy vacation homes could cause the property owners and managers of such homes to cancel or fail to renew their listings. Downturns in real estate markets may result in decreased new building rates and increases in foreclosures, which could also result in fewer vacation rentals available for listing. Also, since vacation travel is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that travelers spend on vacation travel.

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

ALRs are often located in popular vacation destinations and utilized on a seasonal basis. As a result, our listings involve properties that are often concentrated in particular regions, and our revenue is dependent upon our ability (or willingness) to list properties in those regions. If we became unable (or unwilling) to list properties in a particular region, our listings in the region could decline or cease to grow, and revenue and results of operations could be adversely impacted. Notwithstanding the above, adverse economic conditions, or pandemics, including COVID-19, could result in future seasonal patterns that are different from historical trends.

In addition, factors influencing the desirability of ALRs in a particular region or during a specific season could adversely affect our ability to obtain new listings and retain existing listings. A significant natural disaster, political turmoil, pandemic, epidemic or other regional disturbance could reduce the number of available vacation rentals in that area, reducing our listing base and our revenue. In addition, if we do not have sufficient property listings in a newly popular vacation destination, we could fail to attract travelers; consequently, property owners and managers may opt to list their properties with a competitor having a greater presence in that area.

As described above, the global travel industry has experienced sharp declines in demand as a result of COVID-19 and the ultimate effects and longevity of such decreased demand is currently not known; however, such decrease in demand is expected to have a material adverse effect on our fiscal 2021 revenues and results of operations.

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

To protect our intellectual property, we rely on a combination of copyright, trademark, patent and trade secret laws, contractual provisions and our user policy and restrictions on disclosure. Upon discovery of potential infringement of our intellectual property, we promptly take action we deem appropriate to protect our rights. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, service marks and our other proprietary rights. Even if we do detect violations and decide to enforce our intellectual property rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming, expensive, distracting and result in unfavorable outcomes. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete.

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

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

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

The security of data when engaging in electronic commerce is essential in maintaining consumer and supplier confidence in our services. Substantial or ongoing security breaches whether instigated internally or externally on our systems or other internet-based systems could significantly harm our future business. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.

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

As of February 29, 2020, the aggregate face value of a line of credit and promissory notes amounted to $2.77 million. Risks relating to our indebtedness include:

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

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share and 3,000,000 shares of Series A Preferred stock, $0.01 par value per share. As of the date of this report, we have 13,270,589 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock and/or to affect a reverse stock split, without stockholder approval, and if additional shares are issued, it could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Our outstanding warrants may adversely affect the trading price of our common stock.

As of February 29, 2020, there were outstanding warrants to purchase 1,347,391 shares of common stock at a weighted average exercise price of $3.32 per share. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

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

The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described in this section of this Annual Report, and other factors beyond our control. Factors affecting the trading price of our common stock could include:

●	variations in our operating results;
●	variations in operating results of similar companies and competitors;
●	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;
●	changes in our outlook for future operating results which are communicated to investors and analysts;
●	announcements of technological innovations, new products, services or service enhancements, strategic alliances or agreements by us or by our competitors;
●	marketing and advertising initiatives by us or our competitors;
●	the increase or decrease of listings;
●	threatened or actual litigation;
●	changes in our management;
●	recruitment or departures of key personnel;
●	market conditions in our industry, the travel industry and the economy as a whole;
●	the overall performance of the equity markets;
●	sales of shares of our common stock by existing stockholders;
●	global pandemics and epidemics, such as COVID-19;
●	the reports of industry research analysts who cover our competitors and us;
●	stock-based compensation expense under applicable accounting standards; and
●	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. As of the date of this report, our stockholders’ equity is above Nasdaq’s $2.5 million minimum and, we have maintained our stock price over $1.00 per share (provided that our stock price has traded as low as $0.61 during calendar 2020 and is currently trading around $1.00 per share).

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

Our executive, administrative and operating offices are primarily located in Weston, Florida where we leased approximately 2,500 square feet of office space at 2690 Weston Road, Suite 200, Weston, Florida 33331 from January 1, 2016 to March 31, 2018. The rent for this location for the year ended February 28, 2019 was $76,191.

The Company currently leases 2,500 square feet at 2893 Executive Park Drive Suite 201, Weston, Florida 33331. The lease has a term of three years from April 15, 2018 through April 14, 2021. Monthly rental costs for the periods ending April 14, 2019, 2020 and 2021 are $6,243, $6,492 and $6,781, respectively.

On October 1, 2019, the Company entered into a new contract for a new call/support center, totaling approximately 4,048 square feet, at 6345 South Pecos Road, Suites 206, 207, and 208, Las Vegas, Nevada 89120. The lease has a term of one year from October 1, 2019 through September 30, 2020. Monthly base rental costs are (i) $ 3,643 from October 1, 2019 through November 30, 2019; and (ii) $3,789 from December 1, 2019 through September 30, 2020. The rent also includes the monthly payment of the operating expenses (Tenant’s Proportionate Share of the Building and/or Project) which cost is approximately $1,100 per month.

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceeding; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations. As of the date of this report, the Company has not received any correspondence regarding this proceeding for several years.

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

On August 21, 2019, the Company closed the transactions contemplated by an Intellectual Property Purchase Agreement dated August 15, 2019 (the “IP Purchase Agreement”) by and between the Company, as buyer, and IDS Inc., as seller (“IDS”). Pursuant to the IP Purchase Agreement, the Company agreed to purchase certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). The purchase price of the IP Assets was $4,920,000, which was paid by way of the issuance by the Company to IDS of 1,968,000 shares of restricted common stock (the “IDS Shares”), with an agreed upon value of $2.50 per share.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the IDS Shares to the Company and preventing such persons from selling or transferring any IDS Shares, seeks damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts.

The complaint was filed as a result of IDS’s failure to deliver the IP Assets, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

Contractual Settlement

On January 28, 2020, the Company entered into a Settlement Agreement with CorProminence, LLC (“COR”), a New York limited liability company, relating to the marketing and consulting agreement dated December 24, 2018. The Company agreed to pay COR (i) 50,000 restricted shares of common stock of the Company which were already issued on December 24, 2018 when the agreement was signed, (ii) $15,000 payable on or before January 31, 2020, and (iii) $85,000 payable in eleven (11) equal consecutive monthly installments of $7,727 to settle the matter.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on the NASDAQ Capital Market under the ticker symbol “MKGI”. Prior to February 22, 2018, our common stock traded on the OTCQB market under the same symbol.

Holders

As of May 25, 2020, there were approximately 450 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number of record stockholders is not indicative of the total number of stockholders of the Company when including securities beneficially owned.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our Board of Directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our Board of Directors may deem relevant.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.       We would not be able to pay our debts as they become due in the usual course of business, or;

2.      Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Transfer Agent

Our stock transfer agent is American Stock Transfer Co. (“AST”), 6201 15th Avenue, Brooklyn, NY 11219. AST’s telephone number in the U.S. is (718) 921-8124 and their internet address is www.amstock.com.

Share Repurchase Transactions

During the years ended February 29, 2020 and February 28, 2019, there were no repurchases of the Company’s common stock by the Company.

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended February 29, 2020 and from the period from December 1, 2019 to the filing date of this report, which have not previously been disclosed a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See the “Forward-Looking Statements” disclosure above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the disclosures under “Item 1A. Risk Factors”, above for additional discussion of such risks.

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

We also expect that fiscal 2021 will be impacted negatively by the effects of COVID-19 as discussed below.

Recent Significant Funding Transactions

As discussed in greater detail under “Item 8. Financial Statements and Supplementary Data” – “Note 16 - Subsequent Events”:

●

On April 3, 2020, the Company entered into a Note Purchase Agreement with Iliad Research and Trading, L.P., pursuant to which the Company sold Iliad a Secured Promissory Note in the original principal amount of $895,000. Iliad paid consideration of $800,000 for the Note, which included an original issue discount of $80,000 and reimbursement of Iliad’s transaction expenses of $15,000.

●

On May 8, 2020, the Company obtained a $176,534 (the “Loan”) from The Commercial Bank (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the “CARES Act”. The Loan is evidenced by a promissory Note (the “PPP Note”), dated effective May 8, 2020.

Additionally, we were significantly dependent during the year ended February 29, 2020, and since on funds provided by members of our Board of Directors, as described in greater detail under “Item 8. Financial Statements and Supplementary Data” – “Note 9 – Related Party Promissory Notes and Transactions” and “Note 16 - Subsequent Events”.

Key Financial Highlights

Key financial highlights for the fiscal year ended (FYE) February 29, 2020 include the following:

●	Travel and commission revenues were $441,769 compared to $505,187 for the FYE February 28, 2019, a decrease of 12.6%;

●

Net loss attributable to Monaker Group, Inc. was approximately $9.4 million, or $(0.80) per basic and diluted share for the FYE February 29, 2020, compared to a net profit of approximately $4.3 million, or $0.50 per diluted share, for the FYE February 28, 2019, or a decrease of 320%;

●

Cash used in operating activities was approximately $4.94 million for the FYE February 29, 2020 compared to cash used in operating activities of approximately $3.55 million for the FYE February 28, 2019;

●	Cash provided by financing activities was approximately $3.29 million for the FYE February 29, 2020 compared to approximately $2.53 million for the FYE February 28, 2019;

●	There was a net increase in cash of approximately $129,527 for the FYE February 29, 2020, compared to a decrease in cash of approximately $1,571,435 for the FYE February 28, 2019; and

●	Cash and cash equivalents as of February 29, 2020 was approximately $162,506.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 29, 2020 Compared to the Fiscal Year Ended February 28, 2019

Revenues

Total travel and commission revenues decreased 12.6% to $441,769 for the fiscal year ended (FYE) February 29, 2020, compared to $505,187 for the FYE February 28, 2019, a decrease of $63,418. The decrease is mainly attributable to a decrease in the sale of large groups of travel package trips throughout the fiscal year.

Cost of Revenues

We had cost of revenues of $352,963 for the year ended February 29, 2020, compared to $400,814 for the year ended February 28, 2019, which decrease mainly corresponded to the decrease in revenues over the same period.

Operating Expenses

Our operating expenses, including  technology and development, salaries and benefits, selling and promotion, amortization of intangibles, impairment of intangibles and general and administrative expenses, increased 13.1% to $6,056,421 for the FYE February 29, 2020, compared to $5,332,153 for the fiscal year ended February 28, 2019, an increase of $724,268 or 13.6%. The main reasons for the increase in operating expenses were a $403,194 or 21.1% increase in general and administrative expenses, due to increases in investor relations, professional / consulting fees, and asset management expense, a $381,440 or 27.2% increase in salaries and benefits, a $376,084 or 35.1% increase in technology and development expenses, and a $135,303 increase in selling and promotions, offset by a $482,278 decrease in stock-based compensation.

Other Income (Expenses)

Other income (expense) includes gain on sale of assets, valuation gain/(loss), interest expense, loss on legal settlement, contract settlement expenses, and realized loss on sale of marketable securities. Total other expenses were $3,487,071 for the FYE February 29, 2020, which were mainly due to the $5,267,208 valuation loss offset by the $1,984,870 realized gain on investment in unconsolidated affiliates for the FYE February 29, 2020, compared to total other income of $9,526,343 for the FYE February 28, 2019, which primarily was due to $5,250,000 of gain on sales of assets and $4,528,596 of valuation gain on investment in unconsolidated affiliates.

Net Income/Loss

We had net loss of $9,454,686 for the FYE February 29, 2020, compared to net income of $4,298,563 for the FYE February 28, 2019, an increase in net loss of $13,753,249 from the prior period. The increase in net loss was primarily attributable to the decrease in other income of $13,013,415, largely related to the decreases of gain on sales of assets and valuation gain on investment in unconsolidated affiliates of $5,250,000 and $9,732,387, respectively, and an increase in operating expenses of $724,268, offset by an increase of $2,027,728 of realized gain on sale of marketable securities.

Contractual Obligations.

The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2021	FYE 2022 and FYE 2023 beyond	Totals
Office Leases	$121,879	$10,171	$132,050
Other	7,940	—	7,940
Totals	$129,819	$10,171	$139,990

Liquidity and Capital Resources; Going Concern

At February 29, 2020, we had $162,506 of cash on-hand, an increase of $129,527 from $32,979 at February 28, 2019. The increase in cash is due primarily to (i) $1,225,000 borrowed from the Monaco Trust and other directors as described in “Item 8. Financial Statements and Supplementary Data” – “Note 9 – Related Party Promissory Notes and Transactions”, and (ii) the net proceeds of $1,665,869 from sales of Verus common stock to the public in open market transactions as described in “Item 8. Financial Statements and Supplementary Data” – “Note 5 – Acquisitions and Dispositions”, and (iii) funds raised through issuances of common stock of $1,785,930, which were offset by the payment of operating expenses of $4,937,697, the purchase of furniture, computer and equipment of $21,345, and website development costs of $82,729, paid during the year under the Asset Management Services Agreement with IDS Inc.

As of February 29, 2020, the Company had total current liabilities of $4,078,849, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from National Bank of Commerce (formerly Republic Bank)(described below) of which $1,192,716 was drawn; a $150,000 Promissory Note owed to our director Jamie Mandola, a $25,000 Promissory Note owed to our director Pasquale LaVecchia, and a Note payable to The Donald P. Monaco Trust, of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company, in the amount of $1,400,000; accounts payable and accrued expenses of $833,679 (an increase of $141,296 from $692,383 as of February 28, 2019); $76,762 of operating lease liability; and other current liabilities of $400,692, of which $250,000 is from the sales of Verus Series A Preferred Stock to the Company’s directors in October 2019) (an increase of $355,876 from $44,816 as of February 28, 2019). We anticipate that we will satisfy these amounts from proceeds derived from equity sales (similar to the April 2019 underwritten offering), sales of marketable securities, conversions to equity securities and revenue generated from sales, as well as from our cash on hand.

As of February 29, 2020, we had $10.2 million in total assets, $4.1 million in total liabilities, negative working capital of $2.5 million and a total accumulated deficit of $115.8 million.

Net cash used in operating activities increased to $4,937,697 for the FYE February 29, 2020, an increase of $1,384,104 from the $3,553,593 cash used in operating activities during the FYE February 28, 2019. The main items relating to the increase were $5.3 million of valuation loss and $2.0 million of gain on sale of marketable securities.

Net cash provided by investing activities increased to $1,781,491 for the FYE February 29, 2020, a decrease of $2,332,658 from $551,167 net cash used during the FYE February 28, 2019. The decrease was primarily due to the proceeds from sale of marketable securities of $1,984,870.

Net cash provided by financing activities increased to $3,285,733 for the FYE February 29, 2020, an increase of $752,408 from $2,533,325 for the FYE February 28, 2019. The increase was primarily due to a net increase in funds raised through issuances of common stock of $1,785,930, funds received from promissory notes of $1,225,000, and a decrease in payment on shareholder loan of $627,500, offset by a decrease in shareholder loans of $977,500, and a decrease of $110,788 in the exercise of common stock warrants.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, which merged with National Bank of Commerce, which continued as the surviving entity, on July 8, 2019 (“National Bank”). The revolving line of credit has been amended various times to date, and on May 7, 2020, we entered into a new Promissory Note with National Bank (“New Note”) in connection with the line of credit. The New Note replaced a prior promissory Note we had in place with National Bank in connection with our $1,200,000 revolving line of credit, and extended the due date of the prior Note from June 30, 2020 to December 31, 2020. The New Note also amended the interest rate of the prior Note to provide that amounts due under the New Note accrue interest at the rate of prime plus 3% (which rate is currently 6.25%)(the interest rate of the prior Note was prime plus 1%), subject to a floor of 4.5%, which interest is payable monthly in arrears. The New Note may be prepaid at any time without penalty. The New Note contains standard and customary events of default. The current balance of the New Note is $1,192,716. The loan contains standard and customary events of default and no financial covenants. The balance of the line of credit was $1,192,716 as of February 20, 2020.

Additional information regarding our notes payable, notes receivable, investments in equity instruments, acquisitions and dispositions and line of credit can be found under “Item 8. Financial Statements and Supplementary Data” – “Note 3 – Notes Receivable”; “Note 9 – Related Party Promissory Notes and Transactions”, “Note 4 – Investment in Equity Instruments”, “Note 5 – Acquisitions and Dispositions”, “Note 7 – Line of Credit”; and “Note 16 – Subsequent Events”.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 29, 2020, we had approximately $4.1 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from equity and debt financings and we anticipate we will continue to meet our funding requirements through the sale of equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our services and fund the operations for the next 12 months. Assuming we are able to raise the funds discussed above, we currently anticipate that by the fourth fiscal quarter of FYE February 29, 2020, our operations could be self-sustaining and providing the necessary cash flow to enable us to continue to grow the Company.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our first or second fiscal 2021 financial results, we currently anticipate a significant decrease in year-over-year revenue, which decreases may continue throughout the remainder of fiscal 2021 or beyond. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is unknown and impossible to predict at this time.

Separately, our capital requirements may increase in the near term and long-term due to the impact of the COVID-19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

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

Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data” – “Note 2 - Summary of Significant Accounting Policies” to the accompanying consolidated financial statements.

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

Accounts Receivable

We extend credit to our customers in the normal course of business. Further, we regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, and adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. As of February 29, 2020, and February 28, 2019, we had $0 and $0 of accounts receivable, respectively. Our allowance for doubtful accounts was $0 as of February 29, 2020.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 29, 2020, we had not impaired any long-lived assets.

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

When we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. We evaluated the remaining useful life of the intangibles and did not record an impairment of intangible assets during the years ended February 29, 2020 and February 28, 2019.

Intellectual properties that have finite useful lives are amortized over their useful lives. We incurred amortization expense of $293,804 and $293,804 for the years ended February 29, 2020 and February 28, 2019, respectively, which is included in general and administrative expenses. Also, $1,485,000 of website development costs and $600,000 of rights to purchase land were impaired as of February 28, 2018. The impairment of the website development costs were reversed when the shares of the Company’s common stock issued to Exponential, Inc. (“XPO”) were cancelled and the impairment of the rights to own such shares was reversed when the Bettwork promissory Note was converted to shares of Bettwork common stock. See “Item 8. Financial Statements and Supplementary Data” – “Note 5 – Acquisitions and Dispositions” “Exponential, Inc (XPO)”.

Convertible promissory notes

Upon issuance of convertible promissory senior notes, we separated the notes into liability and equity components. We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes as a whole. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not re-measured as long as it continues to qualify for equity classification. The balance of convertible promissory senior notes, as of February 29, 2020 and February 28, 2019, was $0 and $0, respectively.

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

We have adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 29, 2020, the Company’s income tax returns for tax years ending February 28, 2018, 2017, February 29, 2016, February 28, 2015, 2014, 2013, and February 29, 2012 remain potentially subject to audit by the taxing authorities.

We follow the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry- forwards. No current tax provision has been made in the accompanying statement of income (loss) because no taxes are due currently or were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry- forward has been recognized, as it is not deemed likely to be realized.

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

56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monaker Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monaker Group, Inc. (“the Company”), as of February 29, 2020 and February 28, 2019, and the related statements of operations, changes in stockholder’s equity and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 29, 2020 and February 28, 2019, and the consolidated results of its operations and its cash flows for the years ended February 29, 2020 and February 28, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2019

Sugar Land, Texas

May 29, 2020

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29,	February 28,
	2020	2019
Assets
Current Assets
Cash	$162,506	$32,979
Prepaid expenses and other current assets	334,995	25,873
Investment in unconsolidated affiliate – Short-term	979,954	—
Security deposits	53,279	38,529
Notes receivable, net	37,500	—
Total current assets	1,568,234	97,381

Investment in unconsolidated affiliates	1,849,077	8,096,239
Website Development costs and intangible assets, net	6,712,547	1,941,816
Fixed Assets, net	19,664	—
Operating lease right-of-use asset	76,762	—
Due from Distributor	—	12,410
Total assets	$10,226,284	$10,147,846

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit	$1,192,716	$1,193,000
Accounts payable and accrued expenses	833,679	692,383
Notes payable, related parties	1,575,000	350,000
Operating lease liability	76,762	—
Other current liabilities	400,692	44,816
Total current liabilities	4,078,849	2,280,199

Total liabilities	4,078,849	2,280,199

Commitments and contingencies

Stockholders’ equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at February 29, 2020 and February 28, 2019, respectively	—	—
Common stock, $.00001 par value; 500,000,000 shares authorized; 13,064,339 and 9,590,956 shares issued and outstanding at February 29, 2020 and February 28, 2019, respectively	131	96
Additional paid-in-capital	122,000,201	114,265,762
Accumulated deficit	(115,852,897)	(106,398,211)
Total stockholders’ equity	6,147,435	7,867,647
Total liabilities and stockholders’ equity	$10,226,284	$10,147,846

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended
	February 29,	February 28,
	2020	2019
Revenues
Travel and commission revenues	$441,769	$505,187
Gross revenues	441,769	505,187

Cost of revenues	(352,963)	(400,814)
Gross profit	88,806	104,373

Operating expenses
General and administrative	2,310,238	1,907,044
Salaries and benefits	1,785,862	1,404,422
Technology and development	1,447,637	1,071,553
Stock-based compensation	377,381	859,659
Selling and promotions expense	135,303	—
Other expense	—	89,475
Total operating expenses	6,056,421	5,332,153

Operating loss	(5,967,615)	(5,227,780)

Other income (expense)
Gain (loss) on sales of assets	—	5,250,000
Valuation (loss) gain, net	(5,267,208)	4,528,596
Interest expense	(164,177)	(163,195)
Contract and legal settlement expenses	(75,000)	(46,200)
Realized gain/(loss) on sale of marketable securities	1,984,870	(42,858)
Other income/(expense)	34,444	—
Total other income (expense)	(3,487,071)	9,526,343

Net (loss) income	$(9,454,686)	$4,298,563

Weighted average number of common shares outstanding
Basic	11,773,633	8,629,224
Diluted	11,773,633	8,629,224

Basic net (loss) income per share	$(0.80)	$0.50

Diluted net (loss) income per share	$(0.80)	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended
	February 29,	February 28,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(9,454,686)	$4,298,563

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation	295,485	293,804
Stock based compensation and consulting fees	706,957	1,174,659
Unrealized valuation loss (gain) on marketable securities, net	5,267,208	(4,528,596)
Realized (Gain) loss on sale of marketable securities	(1,984,870)	42,857
Gain on sale of assets	—	(5,250,000)
Bad debt expense	—	190,000
Loss on settlement	—	46,200
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other current assets	(264,962)	(426)
Decrease in security deposits	—	(23,529)
Increase in accounts payable and accrued expenses	141,296	309,079
Increase/(Decrease) in other current liabilities	355,875	(106,204)

Net cash provided by (used in) operating activities	$(4,937,697)	$(3,553,593)

Cash flows from investing activities:
Payment related to Intangible Assets	(61,805)	—
Purchase of Furniture, Fixture and Equipment	(21,345)	—
Payment related to website development costs	(82,729)	(961,167)
Proceeds from sale of marketable securities	1,984,870	600,000
Proceeds from note receivable - related party	—	40,000
Payment for note receivable - related party	(37,500)	(230,000)

Net cash used in investing activities	$1,781,491	$(551,167)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,785,930	1,797,450
Proceeds from exercise of warrants	275,087	385,875
Proceeds from shareholder loans	—	977,500
Proceeds from promissory notes	1,225,000	—
Payment on shareholder loans	—	(627,500)
Payment on bank loan	(284)	—

Net cash provided by financing activities	$3,285,733	$2,533,325

Net increase/(decrease) in cash	$129,527	$(1,571,435)

Cash at beginning of year	$32,979	$1,604,414

Cash at end of year	$162,506	$32,979

Supplemental disclosure:
Cash paid for interest	$164,177	$78,110

Supplemental disclosure of non-cash investing and financing activity:
Shares issued for intellectual property purchase	$4,920,000	$—
Conversion of notes receivable to investment	—	5,250,000
Issuance of note receivable	$—	$1,600,000

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

For the years ended February 29, 2020 and February 28, 2019

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, February 28, 2018	—	$—	8,001,266	$80	$111,901,094	$(110,696,774)	$1,204,400

Common stock issued for cash			905,000	9	1,797,450		1,797,459
Warrants Exercised			147,000	1	385,875		385,876
Stock issued for stock compensation			503,300	5	649,205		649,210
Shares issued for Investor Relations			150,000	2	314,998		315,000
Shares Retired due to Termination/Breach of Contract			(140,000)	(1)	(1,039,499)		(1,039,500)
Warrants issued for stock compensation					210,439		210,439
Shares issued for Settlement			20,000	—	46,200		46,200
Anti-Dilution Shares Issued			4,390	—	—		—
Net income						4,298,563	4,298,563
Balances, February 28, 2019	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647

Common stock issued for cash			1,000,500	10	1,785,920		1,785,930
Warrants Exercised			122,350	1	275,086		275,087
Shares issued for stock compensation			188,533	2	302,305		302,307
Shares issued for Investor Relations			174,000	2	404,648		404,650
Shares issued for Intangible Assets			1,968,000	20	4,919,980		4,920,000
Shares issued for marketing services			25,000	—	46,500		46,500
Net (loss)					—	(9,454,686)	(9,454,686)
Balances, February 29, 2020	—	$—	13,069,339	$131	$122,000,201	$(115,852,897)	$6,147,435

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.
Notes to the Consolidated Financial Statements
February 29, 2020 and February 28, 2019

Note 1 – Description of Business and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Monaker Group, Inc. and all of its wholly and majority-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. All significant intercompany transactions and balances have been eliminated in consolidation.

Business Segment

The Company has one operating segment consisting of various products and services related to its online marketplace of travel and accommodation rental listings.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, the valuation of stock options and, deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at February 29, 2020 and February 28, 2019.

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

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1. Significant underperformance compared to historical or projected future operating results.

2. Significant changes in the manner or use of the acquired assets or the strategy for the overall business, and

3. Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $293,804 and $293,804 during the years ended February 29, 2020 and February 28, 2019, respectively.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification has no impact on the total assets, total liabilities, stockholders’ equity and net loss for the period.

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

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized as revenue at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

Cost of Revenue

Cost of revenue consists of cost of the tours and activities, commissions and merchant fees charged by credit card processors.

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 29, 2020 and February 28, 2019, was $135,303 and $0, respectively.

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

The Company adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”) on January 1, 2018. As a result, awards made to independent consultants/contractors on or subsequent to January 1, 2018 are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and directors. Unvested awards issued to independent consultants/ contractors as of the adoption date of January 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested awards over the remaining performance period, with no further remeasurement through the performance completion date. Prior to the adoption of ASU 2018-7, the Company determined that the fair value of the awards made to independent contractors would be measured based on the fair value of the equity instrument as it is more reliably measurable than the fair value of the consideration received. The Company used the grant date as the performance commencement date, and the measurement date was the date the services were completed, which was the vesting date. As a result, the Company recorded stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards. If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 29, 2020, the Company’s income tax returns for tax years ending February 28, 2019, 2018, 2017, February 29, 2016 and February 28, 2015, 2014, 2013, and February 29, 2012 remain potentially subject to audit by the taxing authorities.

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

Our effective tax rate was 25.5% for the years ended February 29, 2020 and February 28, 2019. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we have not incurred additional income tax expense during the February 29, 2020 and February 28, 2019 fiscal year-ends. The Company does not have exposure to tax on accumulated foreign earnings or an exposure from the repeal of foreign tax credits.

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

○	Level 1 - Quoted prices in active markets for identical assets or liabilities.
○

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

○	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, notes receivable, net, accounts payable, accrued liabilities, notes payable, related parties, line of credit and certain other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments (see Note 13– Fair Value Measurements).

Recent Accounting Policies Adopted

Leases. In February 2016, the FASB issued new guidance related to accounting and reporting guidelines for leasing arrangements [Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update)]. The new guidance requires entities that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted and should be applied using a modified retrospective approach. We adopted this new guidance as of March 1, 2019.

The key difference between the previous guidance and the Update is the recognition of a right-to-use asset and lease liability on the statement of financial position for those leases previously classified as operating leases under the old guidance. Implementation of the Update will primarily impact the statement of financial position. It does not include provisions that would significantly impact the statements of operations or cash flows.

The Company’s leases are classified as operating leases. Therefore, the operating right-to-use asset and operating lease liability were recorded on the balance sheet. There is no impact to retained earnings upon adoption. Our monthly rent payment is recorded directly as an expense to the statement of operations and subsequently on the statement of cash flows.

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

Note 2 – Going Concern

As of February 29, 2020, and February 28, 2019, the Company had an accumulated deficit of $115,852,897 and $106,398,211, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $300,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of February 29, 2020, we had approximately $4,078,849 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Management’s plans with regard to this going concern are as follows: the Company will continue to raise funds from third parties by way of public or private offerings of equity or debt and sales of shares of other companies currently owned by the Company. Management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which we anticipate will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 3 – Notes Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of February 29, 2020 and February 28, 2019 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of February 28, 2019; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

$37,500 Promissory Note from Crystal Falls Investments LLC.

On January 13, 2020, we entered into a Promissory Note with Crystal Falls Investments LLC. (“Crystal”), a related party, in the amount of $37,500. The Crystal Note bears interest at 12% per year and matured on April 14, 2020, and is past due and the parties are discussing an extension. All interest and the principal balance are due and payable on the maturity date. The Crystal Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by 2,000,000 Bettwork’s common shares (BETW) held in escrow with William Eilers. The Company has the right to elect at maturity of this note to either; (i) take cash payment, or (ii) pledged shares, or (iii) any combination of cash and shares. The outstanding principal balance of the Crystal Note as of February 29, 2020 and February 28, 2019 is $37,500 and $0, respectively.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of February 29, 2020 and February 28, 2019 is $0 and $0, respectively. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets as of February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of February 29, 2020 and February 28, 2019, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of February 29, 2020 and February 28, 2019 is $0 and $2,900,000, respectively, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note upon its inception on August 31, 2017. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the year ended February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Conversion of $750,000 Promissory Note Into 1,000,000 Common Stock Shares of Bettwork Industries Inc.

On May 16, 2016, the Company entered into a Membership Interest Purchase Agreement with Crystal Falls, for the sale of its 51% membership interest in Name Your Fee, LLC, in exchange for a Promissory Note, maturing on May 15, 2018, in the amount of $750,000 (the “Name Your Fee Note”). The Name Your Fee Note does not accrue interest, is secured by the 51% membership interest in Name Your Fee, LLC and was to be repaid through 20% of the net earnings received in NameYourFee.com through maturity. The Name Your Fee Note contains standard and customary events of default. The principal amount of the note was due on May 15, 2018 and was in default.

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls. Pursuant to the Assignment, the Name Your Fee Note, which had a principal balance of $750,000 as of the date of the Assignment, was assigned from Crystal Falls to Bettwork, we agreed to only look to Bettwork for the repayment of the Name Your Fee Note, Bettwork agreed to repay the Name Your Fee Note pursuant to its terms, and we provided Crystal Falls a novation of amounts owed thereunder. Crystal Falls also released us from any and all claims in connection with such Name Your Fee Note and any other claims which Crystal Falls then had. The Assignment also amended the Name Your Fee Note to include an option which allowed us to convert the amount owed under the Name Your Fee Note into shares of Bettwork’s common stock at a conversion price of $1.00 per share. On July 2, 2018, this promissory note was exchanged for 1,000,000 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Name Your Fee Note as of February 29, 2020 and February 28, 2019 is $0, and, an allowance for bad debt of $750,000 (i.e., 100%) was reserved against the Name Your Fee Note as of February 28, 2018; this amount was recognized as a bad debt expense included in general and administrative expenses during the fiscal year ended February 28, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the reserve of $750,000 was reversed and recognized in net income as other income, gain on sales of assets, as of February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 4 – Investment in Equity Instruments

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc and NestBuilder.com Corp (OTCMKTS: VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 29, 2020, and February 28, 2019, Monaker owned 16,345,101 and 44,470,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock, respectively. This interest was written down to zero ($0) as of February 28, 2015.

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG in the United States District Court for the Southern District of Florida. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of February 28, 2019 and, (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of February 28, 2019.

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

As of January 31, 2020, Verus has 2,320,876,565 shares of common stock outstanding, 41,444,601 shares of Series A preferred stock outstanding and 430,801 shares of Series C preferred stock outstanding.

On February 29, 2020, the Company owned the 61,247,139 remaining shares of Verus’s common stock at $0.016 per share valued at $979,954.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in Note 3 – Notes Receivable), evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

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

As of August 31, 2018 (the end of the last fiscal quarter prior to the entry into the Stock Purchase Agreements), the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through February 28, 2019.

On February 29, 2020, the shares of Bettwork’s common stock were trading at $0.25 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock to $1,535,714 and caused an accumulated fair value loss of $6,081,427 to be realized. The change in fair value of $6,081,427 is recognized in net income (loss) as other income, valuation loss, net, as a valuation loss as of February 29, 2020.

Pursuant to the OTC Markets as of May 11, 2020, Bettwork has 42,403,893 outstanding shares of common stock. The Company’s ownership of 6,142,856 shares of common stock represents a 14.5% interest in Bettwork.

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

As of February 29, 2020, each share of Recruiter.com’s common stock was valued at $2.25 per share which decreased the fair value of the 139,273 shares of Recruiter.com common stock to $313,363 and caused an accumulated fair value loss of $160,164 to be realized. The change in fair value of $160,164 is recognized in net income as other income, valuation loss, net, as a valuation loss as of February 29, 2020.

Note 5 – Acquisitions and Dispositions

On August 31, 2017, we entered into an Assignment and Novation Agreement (the “Assignment”) with Bettwork and Crystal Falls, as described in “Note 3 – Notes Receivable” above.

On August 31, 2017, we entered into a Purchase Agreement with Bettwork whereby we sold Bettwork Assets certain assets in consideration for a $2.9 Million Secured Note. See “Note 3 – Notes Receivable”– “Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc.”

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

The investment in the XPO platform included a platform and API to be delivered to Monaker by November 17, 2017. The 200,000-share purchase price included 140,000 shares for granting Monaker exclusivity for all travel sales on the platforms of all of XPO’s clients. Monaker was granted a 180 day review period for performance of the platform (through May 16, 2018) and if Monaker concluded, at its sole discretion, that the platform did not perform as expected, Monaker could serve notice to cancel travel exclusivity and only maintain exclusivity in the Alternative Lodging Rental (ALR) category by reducing the number of shares due under the Platform Purchase Agreement to 60,000 shares (i.e., cancelling 140,000 of the Shares). The platform, as contracted with XPO, was delivered and it was continuously upgraded by XPO through May 16, 2018. However, the platform did not perform as represented by XPO and Monaker notified XPO of its intent to cancel the travel exclusivity shares (i.e., 140,000 shares) and cancelled those shares on June 29, 2018. The Company maintained exclusivity with XPO and its clients in the ALR category as agreed in the Platform Purchase Agreement in consideration for 60,000 shares, which were not cancelled. Although the 140,000 shares had not been cancelled as of February 28, 2018, due to agreement to cancel the travel exclusivity shares and the failure to connect Monaker’s ALR products to XPO, Monaker reserved 100% of the investment (i.e., 200,000 shares valued at $1,485,000) retroactively to February 28, 2018, and recognized an impairment loss as of February 28, 2018 and reduced the value of the asset to $0 as of February 29, 2020 and February 28, 2019.

On June 28, 2018, XPO’s travel exclusivity shares were cancelled and $1,039,500 of equity was recovered from the cancelling of the 140,000 shares. Since the impairment cannot be restored and the asset has already been reduced to $0, a valuation gain of $1,039,500 is realized for the value recovered in net income as other income, valuation gain, net, for the year ended February 28, 2019.

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

Immediately thereafter, on May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note is $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). Bettwork and A-Tech share a common principal. On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. No amount was owed under the Secured Note as of February 29, 2020 and February 28, 2019. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets for the year ended February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Note 6 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 29, 2020 and February 28, 2019:

February 29, 2020

	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Website platform	1.0 years	$400,000	$400,000	$—
Contracts, domains, customer lists	2.0 years	1,199,447	1,199,447	—
Website platform	3.0 years	37,657	37,657	—
Website development costs	3.0 years	883,776	801,126	82,650
Website development costs (not placed in service)	3.0 years	1,559,262	—	1,559,262
Web platform	4.0 years	598,099	598,099	—
Trademark	Indefinite	6,283	—	6,283
Software Development Costs	3.0 years	48,759		48,759
CIP – IDS Project		5,015,593	—	5,015,593
		$9,748,876	$3,036,329	$6,712,547

During the year ended February 29, 2020, the Company purchased $5,015,593 of the intellectual property including an e-commerce platform from IDS Inc. The cost of purchases was recorded as Capital in Progress (CIP). In addition, The Company incurred $183 in fees to register its trademark and capitalized $48,759 of software development costs.

February 28, 2019

	Useful Life	Cost	Accumulated Amortization	Net Carrying Value
Website platform	1.0 years	$400,000	$400,000	$—
Contracts, domains, customer lists	2.0 years	1,199,447	1,199,447	—
Website platform	3.0 years	37,657	37,657	—
Website development costs	3.0 years	883,776	507,322	376,454
Website development costs (not placed in service)	3.0 years	1,559,262	—	1,559,262
Web platform	4.0 years	598,099	598,099	—
Trademark	Indefinite	6,100	—	6,100
		$4,684,340	$2,742,525	$1,941,816

During the year ended February 28, 2019, the Company incurred $183 in fees to register its trademark and $960,497 of additional development costs.

This capitalization of these costs fall within the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 4 years, except for the website(s), which is 3 years. Amortization expense related to website development costs and intangible assets was $293,804 and $293,804 for the years ended February 29, 2020 and February 28, 2019, respectively.

Note 7 – Line of Credit

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

On September 16, 2019, the Company entered into a commercial debt modification agreement with Republic Bank to extend the maturity date of the line of credit to December 15, 2019. On December 6, 2019, the Company entered into another commercial debt modification agreement with Republic Bank (now known as National Bank of Commerce after the merger) to extend the maturity date of the line of credit to June 30, 2020. The line of credit, as amended and extended, provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018. The loan contains standard and customary events of default and no financial covenants. As of February 29, 2020, and February 28, 2019, $1,192,716 and $1,193,000, respectively, is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $74,858 and $72,939, respectively for the years ended February 29, 2020 and February 28, 2019. The Company has accrued interest as of February 29, 2020 and February 28, 2019 of $-0- and $-0-, respectively.

Note 8 – Deferred Gain

On August 31, 2017, we sold non-core assets for $2,900,000 (with a net book value of $0) which included our 71.5% membership interest in Voyages North America, LLC, our 10% ownership in Launch360 Media, Inc., rights to broadcast television commercials for 60 minutes every day on R&R TV network stations and our technology platform for Home & Away Club in exchange for a $2.9 Million Secured Note from Bettwork (as described in “Note 3 – Notes Receivable” and “Note 5 – Acquisitions and Dispositions”).

The gain on the sale of the non-core assets (described above) is a deferred gain until it is probable that the Note receivable will be collected. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory Note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of February 29, 2020 and February 28, 2019 is $0, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017. Upon the exchange of the Note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the year ended February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 9 – Related Party Promissory Notes and Transactions

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of February 29, 2020 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

See also the information under “$230,000 Promissory Note from Bettwork Industries Inc.”, “Conversion of $750,000 Promissory Note Into 1,000,000 Common Stock Shares of Bettwork Industries Inc.”, “Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc“ and “Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc” under “Note 3 – Notes Receivable”, above and “A-Tech LLC and Bettwork Industries Inc. – Purchase of Right to Own and Conversion of Promissory Notes to Shares of Bettwork” under “Note 5 – Acquisitions and Dispositions”, above.

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

From October 3, 2018, through February 28, 2019, Omar Jimenez (the former Chief Operating Officer, Chief Financial Officer and director of the Company), advanced the Company $607,000 to meet operating and capital expenses. A total of $491,000 of the advances were repaid through February 28, 2019, for a balance due Mr. Jimenez of $116,000 as of February 28, 2019. In March 2019, Mr. Jimenez advanced the Company an additional $328,000 and, in April 2019, Mr. Jimenez advanced the Company an additional $112,000 for a total of $440,000 of which $250,000 was repaid on March 28, 2019. The remaining balance due to Mr. Jimenez of $306,000 was repaid on April 29, 2019, from funds raised in an underwritten offering which closed in April 2019 discussed below under “Note 10- Stockholders’ Equity” – “Related Party Transactions”. As of February 29, 2019, the Company owed $0 to Mr. Jimenez for advances.

On April 3, 2019, the Company borrowed $125,000 from William Kerby, the Chief Executive Officer and member of the Board of Directors of the Company. The amount borrowed was evidenced by a Promissory Note dated April 3, 2019. The amount borrowed pursuant to the Note accrues interest at 12% per annum (18% upon the occurrence of an event of default) and was due and payable on April 30, 2019, provided that Mr. Kerby agreed to extend the due date pending the receipt of funds from our underwritten offering. The loan was repaid on May 2, 2019, from funds raised in our public offering which closed on October 2, 2018.

On February 4, 2019, the Company borrowed $150,000 from the Monaco Trust. The loan is evidenced by a Promissory Note in the amount of up to $700,000 (the “Revolving Monaco Trust Note”). The amount owed pursuant to the Revolving Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and is due and payable on February 1, 2020, provided that the Note may be prepaid at any time without penalty. The Revolving Monaco Trust Note contains standard and customary events of default. The balance of the Revolving Monaco Trust Note can be accessed by the Company, on a revolving basis, at any time, from time to time, prior to the maturity date of the note, with the approval of the Monaco Trust. On February 14, 2019, the Company borrowed an additional $200,000 from the Monaco Trust under the Note and on March 27, 2019, the Company borrowed an additional $250,000 from the Monaco Trust under the Note for a total borrowed from the Monaco Trust Note of $600,000 as of February 28, 2019. The then amount of the Revolving Monaco Trust Note ($600,000) was repaid on April 29 2019, from funds raised in an underwritten offering which closed in April 2019 discussed below under “Note 10- Stockholders’ Equity” – “Related Party Transactions”.

On March 5, 2019, a First Amendment to Warrant agreement (the “Amendment”) between the Company and the Monaco Trust, which is beneficially owned by Donald P. Monaco, the Chairman of the Board of Directors of the Company, became effective and binding on the parties. Pursuant to the Amendment, the Company and the Monaco Trust agreed to reduce the exercise price of warrants to purchase 35,750 shares of common stock of the Company which were acquired by the Monaco Trust pursuant to the Common Stock and Warrant Purchase Agreement entered into between the Company and the purchasers named therein (including the Trust) dated July 31, 2017 and in consideration for liquidated damages due pursuant to the terms thereof, from $5.23 per share to $2.85 per share, in consideration for the Trust’s immediate exercise of such warrants for cash.

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

From June to August 2019, the Company borrowed additional funds from the Monaco Trust as follows; $200,000 on June 25, 2019, $50,000 on July 12, 2019, $100,000 on August 1, 2019, and $350,000 on August 14, 2019, which amounted to $700,000 in aggregate.

On October 29, 2019, the Company entered into Promissory Notes with Robert J. Mendola (a Director of the Company) and Pasquale LaVecchia (a Director of the Company) in the amounts of $150,000 and $25,000, respectively (the “Director Notes”). The Promissory Notes have an interest rate of 12% per annum (18% upon the occurrence of an event of default) and were due and payable on February 1, 2020, provided that the notes may be prepaid at any time without penalty (provided that all interest that would have been due had the notes remained outstanding through maturity must be paid at the time of repayment). The Company paid a 2% original issue discount in connection with the notes.

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

On December 9, 2019, the Company entered into an Amended and Restated Promissory Note with Monaco Trust, in the amount of up to $2,700,000 (the “Revolving Monaco Trust Note”). The Revolving Monaco Trust Note amended and restated a previous promissory Note entered into by the Company in favor of the Monaco Trust on February 4, 2019, in the amount of up to $700,000, which had a balance as of December 9, 2019 of $700,000. On the same date, the Company borrowed $200,000 from the Trust under the Revolving Monaco Trust Note. On December 27, 2019 and February 12, 2020, the Company borrowed an additional $300,000 and $200,000, respectively, from the Monaco Trust under the Revolving Monaco Trust Note, which had a balance of $1,200,000 as of February 29, 2020. As of February 29, 2020, the amount remaining under the Revolving Monaco Trust Note of $1,300,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the note, with the approval of the Monaco Trust.

On January 29, 2020, the Company entered into first amendments to the Director Notes and Revolving Monaco Trust Note with the directors and the Monaco Trust, respectively, to extend the maturity date of such notes from February 1, 2020 to April 1, 2020 (the “Note Amendments”). No other changes were made to such notes as a result of such amendments.

On February 12, 2020, the Company borrowed an additional $200,000 from the Revolving Monaco Trust Note. As of February 29, 2020, the Revolving Monaco Trust Note has a balance of $1,400,000 and the amount remaining under the note of $1,300,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the note, with the approval of the Monaco Trust.

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

On July 31, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement, with certain accredited investors. A required term of the Common Stock and Warrant Purchase Agreement was that William Kerby, our Chief Executive Officer and Chairman and Donald P. Monaco, our Director, on behalf of themselves and the entities which they control, convert the 1,869,611 shares of Series A 10% Cumulative Convertible Preferred Stock beneficially owned by them (representing all of our then outstanding shares of Series A Preferred Stock) into 1,495,689 shares of common stock of the Company, which conversions were effective July 28, 2017. Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of February 29, 2020 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of February 29, 2020 and February 28, 2019.

Share Repurchase Transactions

During the years ended February 29, 2020 and February 28, 2019, there were no repurchases of the Company’s common stock by Monaker.

Common Stock

On February 6, 2018, the Board of Directors of the Company, approved a 1-for-2.5 reverse stock split of the Company’s outstanding common stock (the “Reverse Split”). The Company’s majority stockholders, effective on September 13, 2017, via a written consent to action without a meeting, provided the Board of Directors authority to affect a reverse stock split of the Company’s outstanding common stock in a ratio of between one-for-one and one-for-four, in their sole discretion, without further stockholder approval, by amending the Company’s Articles of Incorporation, at any time prior to the earlier of (a) September 13, 2018; and (b) the date of the Company’s 2018 annual meeting of stockholders (the “Stockholder Authority”). The Reverse Split was affected and approved by the Board of Directors pursuant to the Stockholder Authority. Effective on February 8, 2018, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to affect the 1-for-2.5 Reverse Split, which was effective on February 12, 2018.

During the twelve months ended February 29, 2020, the Company:

●

Issued 1,000,500 shares of common stock in an underwritten offering valued at $2,001,000, at an offering price to the public of $2.00 per share (when including the underwriter’s option which was exercised).

●	Issued 35,750 shares of common stock valued at $101,888 to Monaco Investment Partners II, which is owned and controlled by Donald P. Monaco, a director, in connection with the exercise of warrants.
●	Issued 66,600 shares of common stock valued at $132,000 to warrant holders in connection with the exercise of warrants.
●	Issued 5,000 shares of restricted common stock valued at $13,900 to an employee, pursuant to an employment agreement.
●	Issued 5,000 shares of restricted common stock valued at $15,000 to a consultant for consulting services.
●	Issued 29,000 shares of restricted common stock valued at $87,000 to a consultant for consulting services.
●	Issued 40,000 shares of restricted common stock, valued at $128,400 for an employment incentive agreement.
●	Issued 6,250 shares of common stock valued at $20,063 to Simon Orange, a director of the Company, in consideration for past services to the Board.
●	Issued 7,500 shares of common stock valued at $24,075 to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $20,063 to Doug Checkeris, a director of the Company for past services.
●	Issued 6,250 shares of common stock valued at $20,063 to Pasquale LaVecchia, a Director of the Company for past services.
●	Issued 12,812 restricted common shares valued at $41,127 to William Kerby, a member of the Board of Directors and Executive of the Company, in recognition of past services and accomplishments.
●	Issued 7,500 shares of common stock valued at $19,800 to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $16,500 to Pasquale LaVecchia, a Director of the Company, in consideration for past services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $16,500 to Doug Checkeris, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $16,500 to Simon Orange, a director of the Company, in consideration for past services rendered to the Board.
●

Issued 12,812 shares of common stock valued at $33,824 to William Kerby, a member of the Board of Directors and Executive of the Company. These shares were issued in error and were cancelled in October 2019, as discussed below.

●	Issued 1,968,000 shares of common stock valued at $4,920,000 to IDS, Inc, pursuant to an intellectual property purchase agreement.
●	Issued 7,500 shares of common stock valued at $16,200 to Donald P. Monaco, the Chairman of the Board, in consideration for services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $13,500 to Doug Checkeris, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $13,500 to Pasquale LaVecchia, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 6,042 shares of common stock valued at $13,051 to Simon Orange, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 1,041 shares of common stock valued at $2,478 to Robert J. Mendola, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 833 shares of common stock valued at $1,983 to Rupert Duchesne, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 15,000 shares of restricted common stock, valued at $32,400 for marketing services.
●	Issued 40,000 shares of restricted common stock valued at $86,400 for consulting services.
●	Issued 60,000 shares of restricted common stock, valued at $129,600 for consulting services.
●	Issued 25,000 shares of restricted common stock, valued at $54,250 for consulting services.
●	Canceled 12,812 shares of common stock which were originally issued to William Kerby as such shares were issued in error, which were valued at $33,824.
●	Issued 12,000 shares of restricted common stock valued at $31,800 to an employee, pursuant to an employment agreement
●	Issued 7,500 shares of common stock valued at $15,075 to Donald P. Monaco, the Chairman of the Board, in consideration for services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $12,563 to Doug Checkeris, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $12,563 to Pasquale LaVecchia, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 5,000 shares of common stock valued at $10,050 to Simon Orange, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 6,250 shares of common stock valued at $12,563 to Robert J. Mendola, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 5,000 shares of common stock valued at $10,050 to Rupert Duchesne, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 2,055 shares of common stock valued at $4,131 to Alexandra C. Zubko, a director of the Company, in consideration for past services rendered to the Board.
●	Issued 25,000 shares of restricted common stock, valued at $46,500 for investor relation services.

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

●	Sold 147,000 shares of restricted common stock for $385,875 in proceeds in connection with the exercise of warrants.
●	Issued 503,300 shares of common stock valued at $649,211 for consulting services.
●	Issued 20,000 shares of common stock valued at $46,200 via a settlement agreement.
●	Canceled and retired 140,000 shares of common stock valued at $1,039,500 due to non-performance pursuant to the terms of a Platform Purchase Agreement.
●	Issued 150,000 shares of common stock valued at $315,000 for investor relation services.
●	Issued 15,000 shares of common stock valued at $21,300 to an employee for services rendered.
●	Issued 25,000 shares of common stock valued at $38,500 to William Kerby, CEO and Vice Chairman of the Board of Directors pursuant to the terms of his employment contract.
●	Issued 270,000 shares of common stock valued at $353,700 to non-executive Board members for prior services provided to the Company.

The Company had 13,069,339 and 9,590,956 shares of common stock issued and outstanding as of February 29, 2020 and February 29, 2019, respectively.

Common Stock Warrants

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

Additionally, as a result of the reduction in the exercise price of the Stadlin warrants which was agreed to pursuant to the amendment, the anti-dilution provisions of the July 2017 purchase agreement and the purchasers’ warrants granted in connection therewith was triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the purchase agreement, the purchasers were due an additional 1,220 shares of the Company’s common stock; and (b) the $5.125 exercise price of the warrants sold pursuant to the purchase agreement (and the warrants granted to the placement agent), the exercise price of such warrants remained unchanged at $5.125 per share.

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

The following table sets forth common stock purchase warrants outstanding as of February 29, 2020, and February 28, 2019, and changes in such warrants outstanding for the years ending February 29, 2020 and February 28, 2019:

	Warrant	Weighted Average Exercise
Outstanding, February 28, 2018	1,118,941	$5.27
Warrants granted	899,000	$2.85
Warrants exercised/forfeited/expired	(287,000)	$(4.22)
Outstanding, February 28, 2019	1,730,941	$3.90
Warrants granted	—	$—
Warrants exercised/forfeited/expired	(383,550)	$(3.70)
Outstanding, February 29, 2020	1,347,391	$3.32
Common stock issuable upon exercise of warrants	1,347,391	$3.32

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 29, 2020	Weighted Average Exercise Price
$2.00	637,400	3.59	$2.00	637,400	$2.00
$2.85	175,000	1.25	$2.85	175,000	$2.85
$3.75	30,000	0.29	$3.75	30,000	$3.75
$5.00	72,320	0.06	$5.00	72,320	$5.00
$5.13	411,671	2.23	$5.13	411,671	$5.13
$5.25	—	—	$—	—	$—
$5.63	21,000	2.28	$5.63	21,000	$5.63
$6.25	—	—	$—	—	$—
$7.50	—	—	$—	—	$—
	1,347,391	2.30	$3.32	1, 347,391	$3.32

At February 29, 2020, there were warrants outstanding to purchase 1,347,391 shares of common stock with a weighted average exercise price of $3.32 and weighted average remaining life of 2.30 years.

At February 28, 2019, there were warrants outstanding to purchase 1,730,941 shares of common stock with a weighted average exercise price of $3.90 and weighted average life of 4.33 years.

During the year ended February 29, 2020, the Company granted:

●	warrants to purchase 112,150 shares of common stock in connection with subscriptions for shares of common stock.

On January 22, 2020, the Company entered into Stock Purchase Agreement with William Kerby, the Chief Executive Officer and Director of the Company. The Company agreed to sell Mr. Kerby 1,562,500 shares of restricted Series A Convertible Preferred Stock of Verus International, Inc. for a total of $25,000 at $0.016 per shares.

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

On October 1, 2019, the Company entered into a new contract for a new call center, approximately 4,048 square feet, at 6345 South Pecos Road, Suite 206, 207, and 208, Las Vegas, Nevada 89120. The lease has a term of one year from October 1, 2019 through September 30, 2020. Monthly base rental costs; (i) $ 3,643 from October 1, 2019 through November 30, 2019 (ii) $3,789 from December 1, 2019 through September 30, 2020. The rent also includes the monthly payment of the operating expenses (Tenant’s Proportionate Share of the Building and/or Project) which cost approximately $1,100 per month.

The rent for the years ended February 29, 2020 and February 28, 2019 was $77,659 and $76,191, respectively. The call center rental payments through February 29, 2020 amount to $13,200.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long-term
	FYE 2021	FYE 2022		Totals
Office Leases	$121,879	$10,171	$	$132,050
Other	7,940	—		7,940
Totals	$129,819	$10,171	$	$139,990

The Company is committed to pay three to six months’ severance in the case of termination or death to certain key officers, and up to 12 months upon a termination in connection with a change in control in some cases.

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

On August 21, 2019, Nasdaq notified the Company that (i) as a result of the appointments of Mr. Duchesne and Mendola to the Company’s Board of Directors; and (ii) because the Company held a combined 2019/2020 annual meeting of shareholders on August 15, 2019, the Company was back in full compliance with all of Nasdaq’s rules for continued listing.

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceeding; proceeding; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations. As of the date of this report, the Company has not received any correspondence regarding this proceeding for several years.

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

On December 22, 2017, we entered into a Settlement Agreement with Verus, NestBuilder.com Corp. (“Nestbuilder”) and American Stock Transfer & Trust Company, LLC (“AST”) relating to the dismissal with prejudice of certain pending lawsuits with Verus, including Case No.: 1:16-cv-24978- DLG in the United States District Court for the Southern District of Florida. As part of the Settlement Agreement, Monaker agreed to pay Nestbuilder $100,000 and to issue 20,000 shares of Monaker’s restricted common stock to person(s) to be designated by Nestbuilder; Verus reinstated to Monaker 44,470,101 shares of Verus Series A Convertible Preferred Stock and ratified all rights under the Certificate of Designation as reformed and amended (to provide for a conversion ratio of 1 share of Verus common stock for each 1 share of Verus Series A preferred stock converted) and remove any dividend obligations. The Verus designation was also amended to provide us with anti-dilution protection below $0.05 per share. Also, as part of the Settlement Agreement, Monaker received 49,411 shares of common stock of Nestbuilder. The agreement further provided for each party to dismiss the above referenced lawsuits with prejudice and for general releases from each party. As a result of the settlement, (i) the investment in equity securities, representing 44,470,101 shares of Verus Series A Preferred Stock, is recorded at $0 as of February 28, 2019, and (ii) the investment in equity securities, representing 49,411 shares of Nestbuilder’s common stock, is recorded at $0 as of February 28, 2019. As of February 29, 2020, the Company owned the 61,247,139 remaining shares of Verus’s common stock at $0.016 per share valued at $979,954.

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

Contractual Settlement

On January 28, 2020, the Company entered into a Settlement Agreement with CorProminence, LLC (“COR”), a New York limited liability company, relating to the marketing and consulting agreement dated December 24, 2018. The Company agreed to pay COR; (i) 50,000 restricted shares of common stock of the Company which were already issued on December 24, 2018 when the agreement was signed, (ii) $15,000 payable on or before January 31, 2020, (iii) $85,000 payable in eleven (11) equal consecutive monthly installments of $7,727.27 to settle the matter.

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

The provision for income taxes consists of the following components for the years ended February 29, 2020 and February 28, 2019:

	2020	2019
Current	$—	$—
Deferred	—	—
	$—	$—

The components of deferred income tax assets and liabilities for the years ended February 29, 2020 and February 28, 2019, are as follows:

	2020	2019
Net operating loss carry-forwards	$32,292,252	$28,388,633
Equity based compensation	4,329,000	4,329,000
Amortization and impairment of intangibles	74,920	74,920
Total deferred assets	36,696,172	32,792,553
Valuation allowance	(36,696,172)	(32,792,553)
	$—	$—

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 29, 2020 and February 28, 2019 were computed by applying the federal and state statutory corporate tax rates as follows:

	2020	2019
Statutory Federal income tax rate	-21.0%	-21.0%
State taxes, net of Federal	-4.5%	-4.5%
Permanent difference	-1.0%	7.4%
Change in valuation allowance	26.5%	18.1%
	0%	0%

The valuation allowance has decreased by $3,903,619 for the fiscal year ended 2020 primarily as a result of a current year tax loss of $3,903,619 which increased net operating loss carryforward to $32,292,252 at February 29, 2020, from $28,388,633 at February 28, 2019. There is $0 increase in amortization of intangibles at February 29, 2020, which was $74,920 at February 28, 2019.

The net operating loss (“NOL”) carry-forward balance as of February 29, 2020 is approximately $45 million expiring between 2029 and 2039. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets. The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 29, 2020.

Note 15 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

For the year ended February 29, 2020:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings	$(9,454,686)	11,773,633	$(0.80)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(9,454,686)	11,773,633	$(0.80)
For the year ended February 28, 2019:
Basic earnings (losses)	$4,298,563	8,629,224	$0.50
Effect of dilutive securities	—	—	—
Dilutive earnings	$4,298,563	8,629,224	$0.50

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

Note 16 – Subsequent Events

Promissory Notes with Directors

The Company has three (3) promissory notes with 2 Directors (the “Director Notes”) on the Board of the Company, and the Donald P. Monaco Insurance Trust (the “Revolving Monaco Trust Note”), of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company; (i) Promissory Note with the Donald P. Monaco Insurance Trust in the amount up to $2,700,000, (ii) Promissory Note with Robert J. Mendola, Jr. (the “Director Notes”) in the amount of $150,000, and (iii) Promissory Note with Pasquale LaVecchia (the “Director Notes”) in the amount of $25,000.

On March 13, 2020 and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust Note (described above under “Note 9 – Related Party Promissory Notes and Transactions”). As of the date of this report, the Revolving Monaco Trust Note has a balance of $1,575,000 and the amount remaining under the note of $1,125,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the Revolving Monaco Trust Note, with the approval of the Monaco Trust.

On March 27, 2020, the Company entered into second amendments to the Director Notes (described above under “Note 9 – Related Party Promissory Notes and Transactions”) to extend the maturity date of such Director Notes from April 1, 2020 to June 1, 2020, and entered into an amendment to extend the due date of the Revolving Monaco Trust Note from April 1, 2020 to December 1, 2020 (the “Second Note Amendment”). All remaining terms of the promissory notes remained unchanged.

On April 17, 2020, the Company paid off the Promissory Note with Pasquale LaVecchia in the amount of $26,225 (the principal of $25,000 and the interest of $6,225).

On May 1, 2020, the Company paid off the Promissory Note with Robert J. Mendola, Jr. in the amount of $157,595 (the principal of $150,000 and the interest of $7,595).

Note Purchase Agreement: Iliad Research and Trading, L.P.

On April 3, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company sold the Lender a Secured Promissory Note in the original principal amount of $895,000 (the “Note”). Iliad paid consideration of $800,000 for the Note, which included an original issue discount of $80,000 and reimbursement of Iliad’s transaction expenses of $15,000.

The Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on April 3, 2021). From time to time, beginning six months after issuance, Iliad may redeem a portion of the Note, not to exceed an amount of $200,000 per month. In the event we do not pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the Note. Under certain circumstances the Company may defer the redemption payments up to three times, for a duration of 30 days each, provided that upon each such deferral the outstanding balance of the Note is increased by 2%. Subject to the terms and conditions set forth in the Note, the Company may prepay all or any portion of the outstanding balance of the Note at any time subject to a prepayment penalty equal to 15% of the amount of the outstanding balance to be prepaid. For so long as the Note remains outstanding, the Company has agreed to pay to Iliad 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Iliad may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

Pursuant to the Note, we provided Iliad a right of first refusal to purchase any promissory note, debenture or other debt instrument which we propose to sell, other than sales to officers or directors of the Company and/or sales to the government. Each time, if ever, that we provide Iliad such right, and Iliad does not exercise such right to provide such funding, the outstanding balance of the Note increases by 3%. Each time, if ever, that we fail to comply with the terms of the right of first refusal, the outstanding balance of the Note increases by 10%.

Additionally, upon each major default described in the Note (i.e., the failure to pay amounts under the Note when due or to observe any covenant under the Note Purchase Agreement (other than the requirement to make Equity Payments)) the outstanding balance of the Note automatically increases by 15%, and for each other default, the outstanding balance of the Note automatically increases by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the Note immediately prior to the first event of default.

In connection with the Note Purchase Agreement and the Note, the Company has entered into a Security Agreement with Iliad (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company, subject to the priority lien and security interest of National Bank (as defined below) which secures amounts due under its $1.2 million line of credit.

The Note Purchase Agreement and the Note contain customary events of default. As described in the Note, upon the occurrence of certain events of default, the outstanding balance of the Note will become automatically due and payable, and upon the occurrence of other events of default, Iliad may declare the outstanding balance of the Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Iliad), interest on the Note will accrue at a rate of 22% per annum, or such lesser rate as permitted under applicable law. The Note Purchase Agreement prohibits Iliad from shorting our stock through the period that Iliad holds the Note.

The Purchase Agreement also provides for indemnification of Iliad and its affiliates in the event that they incur loss or damage related to, among other things, a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

Lawsuit against IDS Inc.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the IDS Shares to the Company and preventing such persons from selling or transferring any IDS Shares, seeks damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts.

The complaint was filed as a result of IDS’s failure to deliver the IP Assets, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

Neither the lawsuit, nor the assets which are subject to the lawsuit, impact the Monaker Booking Engine (MBE).

The assets and technology which the Company attempted to acquire from IDS were to be integrated into the Monaker NextTrip.BIZ platform. With the failure by IDS to deliver such technology, Monaker has already taken steps (including contracting with replacement suppliers) to complete the enterprise version (commercial launch) of the Nexttrip.BIZ platform, which is now expected to be launched in the Summer of 2020 (without any of IDS’s technology).

Line of Credit – The National Bank of Commerce (FKA: Republic Bank)

On May 7, 2020, the Company entered into a new Promissory Note with National Bank of Commerce (“National Bank” and the “Note”). The Note replaced a prior promissory note we had in place with National Bank (formerly Republic Bank) in connection with our $1,200,000 revolving line of credit and extended the due date of the prior note from June 30, 2020 to December 31, 2020. The New Note also amended the interest rate of the prior note to provide that amounts due under the New Note accrue interest at the rate of prime plus 3% (which rate is currently 6.25%)(the interest rate of the prior note was prime plus 1%), subject to a floor of 4.5%. The New Note may be prepaid at any time without penalty. The New Note contains standard and customary events of default. The current balance of the New Note is $1,192,716.

The Paycheck Protection Program (PPP) Loan

The “Coronavirus” (COVID-19) pandemic occurred and spread around the world including the USA. As a result, the Title 1 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, is the Keeping American Workers Paid and Employed Act , which provides relief for small businesses and their employees who are adversely affected by the outbreak of the COVID-19. The provision is the Paycheck Protection Program ( the “PPP Loan”), an emergency lending facility, administered by the Small Business Administration (SBA) under its 7(a) lending program, to provide small business loans on favorable terms to borrowers impacted by the current state of economic uncertainty. The Company has applied for the PPP Loan to the Commercial Bank in the amount of $176,534.

On May 8, 2020, the Company obtained a $176,534 loan (the “Loan”) from The Commercial Bank (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the “CARES Act”. The Loan is evidenced by a promissory note (the “PPP Note”), dated effective May 8, 2020, issued by the Company to the Lender. The Note is unsecured with 2-year term, matures on May 8, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 8, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 75% of such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of February 29, 2020, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 29, 2020, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission.

Based on our evaluation under the criteria set forth in 2013 Internal Control - Integrated Framework, our management concluded that, as of February 29, 2020 our internal control over financial reporting is needed to be improved because of the identification of material weaknesses described as follows:

o

We do not have an effective accounting system that is capable of meeting the anticipated growth of the organization including the ability to combine our financial data properly and automatically from wholly owned subsidiaries on a timely basis.

o

While we have attempted, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

Management of the Company is committed to improving its internal controls and is (i) implementing a new accounting system (SAGE Intacct) to replace our current system (which has been in progress since March 23, 2020); (ii) has hired additional personnel to allow for greater segregation of duties (iii) will continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities including reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; (iv) will work closely with the audit committee members to evaluate the new accounting system and enhanced staffing in efforts to continuously improve our internal controls and eliminate the material weakness identified.

Management has discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, it is reasonably possible that misstatements which could be material to the annual or interim consolidated financial statements could occur that would not be prevented or detected during our financial close and reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On January 30, 2020, Mr. Sirapop “Kent” Taepakdee and Mr. Timothy Sikora entered into employment agreements with the Company. Pursuant to Mr. Taepakdee’s employment agreement he agreed to provide services to the Company as the VP of Finance and Acting Chief Financial Officer and pursuant to Mr. Sikora’s employment agreement he agreed to provide services to the Company as the Chief Information Officer and Chief Operations Officer.

Mr. Taepakdee receives a base salary payable in cash ($154,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the board of directors and subject to the Company meeting certain metrics as follows – Mr. Taepakdee is eligible, for a bonus of up to (a) 5,000 shares (or $5,000 dollars), upon completion of a review of, the improvement of, the Company’s financial reporting programs, payable in the discretion of the Chief Executive Officer; (b) 7,500 shares (or $10,000) in the event the Company meets certain metrics by June 30, 2020, including achieving a minimum level of gross monthly revenues or achieving an EBIDTA profit in any month, payable in the discretion of the Chief Executive Officer; (c) 2,000 shares or $2,000 (in Mr. Taepakdee’s discretion), each quarter that Mr. Taepakdee works with the Chief Executive Officer in order to prepare presentations and other public relations items, payable in the discretion of the Chief Executive Officer; and (d) 3,000 shares (or $4,000) in the event the Company raises more than $3 million during the first 12 months of the agreement, payable in the discretion of the Chief Executive Officer. All shares earned in the first 12 months of the agreement are valued at $2.00 per share. Upon the mutual approval of the executive and the Company, Mr. Taepakdee’s salary may increase to no less than $150,000 per year after the first year.

The agreement has a term of three years, mutually extendable with the consent of the parties.

In the event that Mr. Taepakdee desires to sell more than 10,000 shares of common stock in any one transaction when the daily volume of the Company’s common stock is 10,000 or less, Mr. Taepakdee is required to provide the Company the first right to purchase such shares.

If the agreement is terminated by Mr. Taepakdee for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Taepakdee’s death or disability, Mr. Taepakdee is due two calendar months of severance pay; and if the agreement is terminated due to Mr. Taepakdee’s disability, Mr. Taepakdee, is due compensation through the remainder of the month during which he was terminated. If he is terminated for cause, terminates his employment without good reason or dies, he (or his estate, as applicable) is paid through the date of termination. If the Company terminates the agreement within 24 months after a change in control (as described in the agreement), then the Company is required to pay Mr. Taepakdee a severance payment equal to twelve (12) months’ salary, plus continue to provide benefits equal to those provided prior to the change in control for a period of six (6) months. The agreement contains customary confidentiality requirements and work for hire language. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits Mr. Taepakdee (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Taepakdee for good reason or a termination by the Company other than for cause or disability.

Mr. Sikora receives a base salary payable in cash ($200,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the board of directors and subject to the Company meeting certain metrics as follows – Mr. Sikora is eligible, for a bonus of up to (a) 10,000 shares (or $10,000 dollars), upon the Company achieving certain gross monthly revenue targets by June 30, 2020 or December 30, 2020, or an EBIDTA profit in any month before February 28, 2021; (b) 10,000 shares (or $10,000) in the event certain milestones for product and website launches and integrations are completed during calendar 2020, payable in the discretion of the Chief Executive Officer; and (c) 25,000 shares (or $25,000) in the event the Company completes a merger or acquisition, completes a funding, accelerates profitability or achieves profitability by February 28, 2021, payable in the discretion of the Chief Executive Officer.

The agreement has a term of three years, mutually extendable with the consent of the parties.

In the event that Mr. Sikora desires to sell more than 10,000 shares of common stock in any one transaction when the daily volume of the Company’s common stock is 10,000 or less, Mr. Sikora is required to provide the Company the first right to purchase such shares.

If the agreement is terminated by Mr. Sikora for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Sikora’s death or disability, Mr. Sikora is due two calendar months of severance pay; and if the agreement is terminated due to Mr. Sikora’s disability, Mr. Sikora, is due compensation through the remainder of the month during which he was terminated. If he is terminated for cause, terminates his employment without good reason or dies, he (or his estate, as applicable) is paid through the date of termination. If the Company terminates the agreement within 24 months after a change in control (as described in the agreement), then the Company is required to pay Mr. Sikora a severance payment equal to twelve (12) months’ salary, plus continue to provide benefits equal to those provided prior to the change in control for a period of six (6) months. The agreement contains customary confidentiality requirements and work for hire language. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits Mr. Sikora (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Sikora for good reason or a termination by the Company other than for cause or disability.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, “Security Ownership of Certain Beneficial Owners and Management “and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the proxy statement the Company plans to file after the date of this report in connection with the Company’s 2021 annual meeting, to be filed with the SEC within 120 days after February 29, 2020, in connection with the solicitation of proxies for the Company’s 2021 annual meeting of shareholders (the “2021 Proxy”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, and “Employment Agreements”, in the Company’s 2021 Proxy to be filed with the SEC within 120 days after February 29, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2021 Proxy to be filed with the SEC within 120 days after February 29, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board”- “Director Independence” in the Company’s 2021 Proxy to be filed with the SEC within 120 days after February 29, 2020 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors”- “Audit Fees” in the Company’s 2021 Proxy to be filed with the SEC within 120 days after February 29, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

(1)    Financial Statement Schedules

                Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

Exhibits required by Item 601 of Regulation S-K

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

Date: May 29, 2020	MONAKER GROUP, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer and Vice Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Vice Chairman	May 29, 2020
William Kerby	(Principal Executive Officer)

/s/ Sirapop “Kent” Taepakdee	Acting Chief Financial Officer and Vice President of Finance	May 29, 2020
Sirapop “Kent” Taepakdee	(Principal Financial and Accounting Officer)

/s/ Pat LaVecchia	Director	May 29, 2020
Pat LaVecchia

/s/ Donald P. Monaco	Director	May 29, 2020
Donald P. Monaco

/s/ Doug Checkeris	Director	May 29, 2020
Doug Checkeris

/s/ Simon Orange	Director	May 29, 2020
Simon Orange

/s/ Rupert Duchesne	Director	May 29, 2020
Rupert Duchesne

/s/ Jamie Mendola	Director	May 29, 2020
Jamie Mendola

/s/ Alexandra C. Zubko	Director	May 29, 2020
Alexandra C. Zubko

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
1.1	Placement Agency Agreement dated September 28, 2018, by and between Monaker Group, Inc. and Roth Capital Partners, LLC		8-K	1.1	10/2/2018	001-38402

1.2	Underwriting Agreement dated as of April 25, 2019 by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters		8-K	1.1	4/25/2019	001-38402

2.1+#	Intellectual Property Purchase Agreement by and between Monaker Group, Inc., as Buyer and IDS Inc., as Seller, dated August 15, 2019		8-K	2.1	8/22/2019	001-38402

3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630

3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.3	9/25/2017	333-220619

3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.4	9/25/2017	333-220619

3.5	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669

3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.6	9/25/2017	333-220619

3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669

3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753

3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.1	9/25/2017	000-52669

3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.2	9/25/2017	000-52669

3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.3	9/25/2017	000-52669

3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018		8-K	3.1	2/12/2018	000-52669

3.14	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017		8-K	3.1	8/1/2017	000-52669

4.1*	Description of Registrant’s Securities	X

4.2	Form of Common Stock Purchase Warrant (Offering)		8-K	4.1	8/1/2017	000-52669

4.3	Form of Common Stock Purchase Warrant (Agent)		8-K	4.2	8/1/2017	000-52669

10.1	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystal Falls Investments, LLC		10-K	10.10	6/23/2016	000-52669

10.2	Form of Orange and Charcoal September 8, 2016 Warrants to Purchase Common Stock		8-K	10.3	2/8/2017	000-52669

10.3	Form of Orange and Charcoal January 26, 2017 Warrants to Purchase Common Stock		8-K	10.4	2/8/2017	000-52669

10.4	Form of Subscription Agreement for Units (February and March 2017)		8-K	10.1	3/10/2017	000-52669

10.5	Form of Warrant (February and March 2017 Subscriptions)		8-K	10.2	3/10/2017	000-52669

10.6	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender		10-K	10.35	2/28/2017	000-52669

10.7	Form of Purchase Agreement, dated July 31, 2017	8-K	10.1	8/1/2017	000-52669

10.8	Board Representation Agreement dated July 31, 2017, by and between Pacific Grove Capital LP and the Company	8-K	10.2	8/1/2017	000-52669

10.9	Form of Addendum to Purchase Agreement, dated July 31, 2017	8-K	10.3	8/1/2017	000-52669

10.10	Purchase Agreement dated August 31, 2017, between Bettwork Industries Inc., as Purchaser and Monaker Group, Inc., as Seller	8-K	10.2	9/5/2017	000-52669

10.11	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries Inc., as borrower in favor of Monaker Group, Inc., as payee	8-K	10.3	9/5/2017	000-52669

10.12	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries Inc.	8-K	10.4	9/5/2017	000-52669

10.13	December 22, 2017, Settlement Agreement by and between Monaker Group, Inc., RealBiz Media Group, Inc., NestBuilder.com Corp. and American Stock Transfer & Trust Company, LLC	8-K	10.1	1/5/2018	000-52669

10.14	First Amendment to Warrant dated January 10, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	1/16/2018	000-52669

10.15	First Amendment to Warrant dated March 1, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	3/5/2018	001-38402

10.16	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC	8-K	10.3	6/6/2018	001-38402

10.17	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries Inc. to Monaker Group, Inc.	8-K	10.5	6/6/2018	001-38402

10.18	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018	8-K	10.1	7/6/2018	001-38402

10.19	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018)	8-K	4.1	10/2/2018	001-38402

10.20	$300,000 Promissory Note dated July 27, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/2/2018	001-38402

10.21	$300,000 Promissory Note dated August 23, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/23/2018	001-38402

10.22	$1.2 Million Line of Credit with Republic Bank, Inc. dated September 28, 2018	8-K	10.1	10/2/2018	001-38402

10.23	Form of Securities Purchase Agreement dated September 28, 2018, by and between the Company and each investor	8-K	10.2	10/2/2018	001-38402

10.24***	Employment Agreement dated October 31, 2018, by and between Monaker Group, Inc. and William Kerby	8-K	10.1	11/2/2018	001-38402

10.25***	Guaranty Compensation Agreement dated October 31, 2018, by and between Monaker Group, Inc. and Donald P. Monaco	8-K	10.2	11/2/2018	001-38402

10.26	Stock Purchase Agreement between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust, dated November 29, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.27	Stock Purchase Agreement between Monaker Group, Inc. and Charcoal Investment Ltd, dated December 6, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.28	Amended Promissory Note in the amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 19, 2018	10-Q	10.13	11/30/2018	001-38402

10.29	Form of First Amendment to Securities Purchase Agreement and Warrants dated January 15, 2019, by and between Monaker Group, Inc. and the investors party thereto	10-Q	10.13	11/30/2018	001-38402

10.30	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Stock Option Award	S-8	4.2	1/25/2019	333-229370

10.31	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Restricted Stock Grant Agreement	S-8	4.3	1/25/2019	333-229370

10.32	$700,000 Promissory Note dated February 4, 2019, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	2/5/2019	001-38402

10.33	First Amendment to Warrant dated March 5, 2019, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	3/6/2019	001-38402

10.34	First Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated March 12, 2019 and effective February 28, 2019	8-K	10.1	3/15/2019	001-38402

10.35	$125,000 Promissory Note dated April 3, 2019, entered into by Monaker Group, Inc. in favor of William Kerby	8-K	10.1	4/4/2019	001-38402

10.36	Inducement Agreement entered into between Monaker Group, Inc. and Verus International, Inc., dated April 10, 2019 and effective February 8, 2019	8-K	10.1	4/11/2019	001-38402

10.37	Amended and Restated Monaker Group, Inc. 2017 Equity Incentive Plan***	8-K	10.1	8/19/2019	001-38402

10.38%	Asset Management Services Agreement by and between TD Assets Holding, LLC, as Operator, and Monaker Group, Inc., as Owner, dated August 15, 2019	8-K	10.1	8/22/2019	001-38402

10.39	Commercial Debt Modification Agreement with Republic Bank dated September 16, 2019	10-Q	10.3	8/31/2019	001-38402

10.40	Second Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 10, 2019 and effective August 31, 2019	10-Q	10.4	8/31/2019	001-38402

10.41	Stock Purchase Agreement between Monaker Group, Inc. and Monaco Investment Partners, LP, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K	10.1	11/04/2019	001-38402

10.42	Stock Purchase Agreement between Monaker Group, Inc. and William Kerby, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K	10.2	11/04/2019	001-38402

10.43	Stock Purchase Agreement between Monaker Group, Inc. and Simon Orange, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K	10.3	11/04/2019	001-38402

10.44	$25,000 Promissory Note dated October 29, 2019, entered into by Monaker Group, Inc. in favor of Pasquale LaVecchia		8-K	10.4	11/04/2019	001-38402

10.45	$150,000 Promissory Note dated October 29, 2019, entered into by Monaker Group, Inc. in favor of Robert J. Mendola, Jr.		8-K	10.5	11/04/2019	001-38402

10.46	$2,700,000 Amended and Restated Promissory Note dated December 9, 2019, entered into by Monaker Group, Inc. and the Donald P. Monaco Insurance Trust		8-K	10.1	12/09/2019	001-38402

10.47	Business Loan Agreement dated January 7, 2020, by and between Monaker Group, Inc. and National Bank of Commerce, formerly Republic Bank, Inc.	10-Q		10.11	01/13/2020	001-38402

10.48	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce	10-Q		10.12	01/13/2020	001-38402

10.49	Stock Purchase Agreement between Monaker Group, Inc. and William Kerby, dated January 22, 2020, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K		10.1	01/23/2020	001-38402

10.50	First Amendment to Amended and Restated Promissory Note dated January 29, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K		10.2	01/31/2020	001-38402

10.51	Second Amendment to Amended and Restated Promissory Note dated March 27, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K		10.1	03/30/2020	001-38402

10.52	First Amendment to Promissory Note ($25,000) dated January 29, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K		10.4	01/31/2020	001-38402

10.53	Second Amendment to Promissory Note ($25,000) dated March 27, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K		10.2	03/30/2020	001-38402

10.54	First Amendment to Promissory Note ($150,000) dated January 29, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K		10.6	01/31/2020	001-38402

10.55	Second Amendment to Promissory Note ($150,000) dated March 27, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K		10.3	03/30/2020	001-38402

10.56%	Note Purchase Agreement dated April 3, 2020, by and between Monaker Group, Inc. and Iliad Research and Trading, L.P.		8-K	10.1	04/09/2020	001-38402

10.57	$895,000 Secured Promissory Note dated April 3, 2020 evidencing amounts owed by Monaker Group, Inc. to Iliad Research and Trading, L.P.		8-K	10.2	04/09/2020	001-38402

10.58	Security Agreement dated April 3, 2020 by Monaker Group, Inc. in favor of Iliad Research and Trading, L.P.		8-K	10.3	04/09/2020	001-38402

10.59	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce dated May 7, 2020		8-K	10.1	05/13/2020	001-38402

10.60	$176,534 U.S. Small Business Administration Paycheck Protection Plan Note dated May 8, 2020		8-K	10.2	05/13/2020	001-38402

10.61@***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Sirapop “Kent” Taepakdee	X

10.62@***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Timothy Sikora	X

14.1	Code of Ethics		S-1/A	14.1	3/12/2009	333-154177

14.2	Code of Business Conduct		S-1/A	14.2	3/12/2009	333-154177

14.3	Whistleblower Protection Policy		8-K	14.1	4/25/2017	000-52669

16.1	Letter to Securities and Exchange Commission from M&K CPAS, PLLC, dated May 21, 2019		8-K	16.1	5/21/2019	001-38402

21.1*	Subsidiaries	X

23.1*	Consent of Thayer O’Neal Company, LLC	X

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Charter of the Audit Committee		8-K	99.1	4/25/2017	000-52669

99.2	Charter of the Compensation Committee		8-K	99.2	4/25/2017	000-52669

99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	4/25/2017	000-52669

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.

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

@ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed and certain other information has been removed from this Exhibit because disclosure thereof would constitute a clear unwarranted invasion of personal privacy.