Form 10-K/A
period 2020-02-29
Monaker Group, Inc.
filed 2020-06-25
CIK 1372183

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

As of June 18, 2020, the registrant had 13,311,839 shares of its common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Monaker Group, Inc. (“we,” “us,” “our,” “Monaker,” or the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended February 29, 2020 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC” or the “Commission”) on May 29, 2020. In the Original Filing, the Company indicated its intention to incorporate by reference the information required by Part III of Form 10-K from the definitive proxy statement it anticipated filing with the Commission prior to the annual meeting of shareholders it anticipated holding at that time. The Company no longer anticipates filing a definitive proxy statement with the Commission before 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the Company is now filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) solely to disclose the Part III information and to amend the cover page of the Original Filing to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Filing as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are included with this Amended Filing.

Those sections of the Original Filing that are unaffected by this Amended Filing are not included herein. Except as otherwise indicated herein, this Amended Filing continues to speak as of the date of the Original Filing and does not reflect events occurring after the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our Original Filing and our other filings with the SEC.

DEFINITIONS

As used in this Amended Filing, unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest) and Voyages North America, LLC (72.5% interest which was sold in August 2017).

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“FYE” means fiscal year end.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

 Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience for at least the last five years, about our directors and executive officers. The terms of all the directors, as identified below, will run until their successors are elected and qualified or until their earlier resignation or removal.

Name	Age	Position	Officer and/or Director Since
William Kerby	62	Chief Executive Officer and Vice-Chairman	2008
Sirapop ‘Kent’ Taepakdee	57	Controller, Vice President of Finance, Acting Chief Financial Officer, Treasurer and Secretary	2019
Tim Sikora	46	Chief Operating Officer and the Chief Information Officer	2020
Donald P. Monaco	67	Chairman	2012
Pat LaVecchia	53	Director	2011
Doug Checkeris	64	Director	2012
Simon Orange	52	Director	2017
Rupert Duchesne	60	Director	2019
Robert “Jamie” Mendola	43	Director	2019
Alexandra C. Zubko	42	Director	2019

Information about our Executive Officers:

William Kerby - Chief Executive Officer and Vice-Chairman

William Kerby is the Founder, Vice-Chairman, and CEO of Monaker Group, Inc. From July 2008 to present, he has been the architect of the Monaker model, overseeing the development and operations of the Company’s Travel, Real Estate and Television Media divisions. In October 2012, Monaker transferred its real estate assets into a public company - Verus International, Inc., formerly Realbiz Media Group, Inc., where Mr. Kerby served as CEO until August 2015 and on the Board until April of 2016. In July 2015, the decision was made to separate the Television and Real Estate operations from Monaker thereby allowing management to focus all efforts on the development of its travel operations. From April 2002 to July 2008, Mr. Kerby served as the CEO of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002, Mr. Kerby founded and managed Travelbyus, a publicly- traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading-edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada – a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Brittan, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989, Mr. Kerby worked in the financial industry as an investment advisor. Mr. Kerby graduated from York University in May 1980 with a Specialized Honors Economics degree.

Sirapop ‘Kent’ Taepakdee - Controller, Vice President of Finance, Acting Chief Financial Officer, Treasurer and Secretary

Mr. Taepakdee has served as the Controller of the Company since July 2019. On October 9, 2019, the Board of Directors appointed Mr. Taepakdee as the principal financial and accounting officer of the Company. Mr. Taepakdee has served as the Vice President of Finance, acting Chief Financial Officer, Treasurer, and Secretary of the Company since February 1, 2020. From February 2012 to January 2018, Mr. Taepakdee served as the Controller of INCEPTRA LLC and JTH Holdings LLC, located in Weston, Florida. From September 2007 to December 2011, Mr. Taepakdee served as a Senior Accountant – Fixed Asset Tax/Assistant Manager, for Office Depot’s international headquarters located in Boca Raton, Florida. Prior to working for Office Depot, Mr. Taepakdee served as Controller of Hilda Flack Interiors, in Palm Beach Gardens, Florida, from January 2005 to August 2007. From 2000 to 2004, Mr. Taepakdee served as a Senior Accountant – Financial Reporting and Analysis, with Vanguard Car Rental USA Inc. (Alamo and National Car Rental), in Boca Raton, Florida. Mr. Taepakdee also served as the Chief Financial Officer at the Bangkok Naval Base (Royal Thai Navy) from 1986 to 1996. Mr. Taepakdee received an MBA (with a specialization in Finance), from Ramkhamhaeng University, in Bangkok, Thailand and a BBA in Accounting (First Class Honors / Valedictorian), from Krirk University, in Bangkok, Thailand.

Tim Sikora - Chief Operating Officer and the Chief Information Officer

Mr. Sikora joined the Company as Chief Information Officer (non-executive) in October 2019, and was promoted to Chief Operating Officer and Chief Information Officer (executive) on February 1, 2020, where he is responsible for managing all of the Company’s information technology (IT) platforms, including the software development activities for the Company’s Monaker Booking Engine (MBE), a customizable, instant-booking platform for alternative lodging rentals NextTrip, the Company’s Travel Management Solution for small to medium-sized business, and Maupintour, an innovative leader in personalized travel experiences.  Mr. Sikora also leads Monaker’s commercial sales and technical teams.  Mr. Sikora served as director of North America Sales at The Boeing Company, the world’s largest aerospace company, prior to joining the Company, from May 2013 to October 2019. Prior to working with Boeing, he managed and led the expansion of two IT services companies: Peak 10, a leading data center and cloud services company, where he served as Director Information Technology Service Delivery from July 2012 to May 2013, and CIBER, Inc., a global information technology infrastructure services provider, where he served as Information Technology Infrastructure Service Delivery Manager from November 2010 to July 2012. Prior to that, from November 2007 to November 2010, Mr. Sikora served as director of Information Technology End User Services at US Airways, Inc. While there, Mr. Sikora led the airline’s integration of IT end-user platforms following its merger with America West and was responsible for governing IT resource planning, budgeting, and operational management for end-user services. Prior to joining US Airways, Mr. Sikora served as VP of Airline Operations and Chief Information Officer at Caribbean Sun Airlines Holdings (September 2005 to November 2007), where he directed all IT and airline resource planning, budgeting and operational initiatives. Prior to that, Mr. Sikora served as manager of Information technology at DHL Airways, a $500 million cargo airline where he directed the Information Technology group, a provider of contract aircraft services to DHL Worldwide Express. Mr. Sikora has also held several other software development positions, including at Midwest Express Airlines. Mr. Sikora received a Bachelor’s of Science in Business Administration (Magna Cum Laude) and a Master’s of Science in Leadership, from Embry-Riddle Aeronautical University.

Information about our Directors:

Donald P. Monaco – Chairman

Donald P. Monaco has served as a member of the board of directors since August 2011. Mr. Monaco served on the Verus International, Inc., formerly RealBiz Media Group, Inc., board of directors from October 2012 until April 2016. Mr. Monaco has been the owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport in Duluth, Minnesota serving airline, military and general aviation customers since November 2005 and the principal owner of the Duluth Flying Club, LLC since May 2015. Mr. Monaco also serves as a Commissioner and the Chairman of the Operations, Finance and Administration Committee of the Metropolitan Airports Commission in Minneapolis-St. Paul, Minnesota.  Mr. Monaco was Vice-Chairman and Director at Republic Bank in Duluth, Minnesota until October 2019, and subsequently serves on the Bell Bank Twin-Ports Market Advisory Board. Mr. Monaco is the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco spent over 18 years as a Partner and Senior Executive of the 28 years he served as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco holds B.S. and M.S. degrees in Computer Science Engineering from Northwestern University.

Pat LaVecchia – Director

Pat LaVecchia has served as a member of the board of directors since 2011. Mr. LaVecchia is the CEO of Oasis Pro Markets, a broker dealer.  Previously he had been a founding principal and Managing Member of LaVecchia Capital LLC (“LaVecchia Capital”), a broker dealer, since 2009 and has over 25+ years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU). Mr. LaVecchia is also currently a managing partner of Sapphire Capital Management. Mr. LaVecchia also sits on several private company boards, advisory boards and non-profit boards.

Doug Checkeris – Director

Doug Checkeris has served as a member of the board of directors since September 2012. Mr. Checkeris also served as the Company’s Chief Marketing Officer from February 2012 to February 2014. Mr. Checkeris is a Senior Media and Advertising Executive with nearly three decades of hands-on management in all facets of interactive media. Mr. Checkeris’s work experience includes 14 years of service with Mediacom where he rose through the ranks to become the CEO for Mediacom North America, until recently headquartered in New York. With close to $18 billion in global billings, 4,600 employees, and 116 offices in 89 countries, Mediacom provides and specializes in business-building media solutions for some of the world’s largest, well-known advertisers. Previous to Mediacom, Mr. Checkeris started his career in a media company in Toronto, Canada, and was a partner when the company was acquired by Grey Worldwide and the WPP. Mr. Checkeris served on the Verus International, Inc., formerly RealBiz Media Group, Inc. board of directors from October 2012 until April 2016.

Simon Orange – Director

Simon Orange has served as a member of the board of directors since January 2017. Mr. Orange is the founding partner and chairman of CorpAcq, a corporate acquisitions and investments company located in the United Kingdom. Mr. Orange served as the chairman of CorpAcq from 2006 to 2009 and from April 2014 to present. At CorpAcq, Mr. Orange is responsible for identifying and negotiating acquisitions in conjunction with its corporate finance partners, as well as overseeing strategic development, funding, and partnerships. Following a “buy and build” approach, CorpAcq maintains long-term investments in a diverse portfolio of successful businesses. Currently comprised of over 30 portfolio companies’, CorpAcq has been recognized as one of the fastest growing enterprises in the United Kingdom. Mr. Orange has been involved in funding and managing the growth of numerous business ventures, some which have been acquired by NASDAQ and London Stock Exchange listed companies. He is also a founding member of Cicero Consulting Group, based in New York City.

Rupert Duchesne, C.M. – Director

Mr. Rupert Duchesne, C.M., a resident of Toronto, Canada, is an independent director and corporate advisor. He served as Group Chief Executive and as a director of Aimia Inc (TSX:AIM), as the founding CEO, from June 2005 to May 2017. Through Mr. Duchesne’s stewardship Aimia grew from its carve-out as a division of Air Canada in 2002, the initial public offering as the Aeroplan Income Fund in 2005, conversion to corporate status as Groupe Aeroplan Inc. in 2008 and the re-branding of the Corporation as Aimia in 2011. Mr. Duchesne helped build Aimia into the world’s leading loyalty company with operations in 20 countries, more than 4,000 employees and many well-known brands such as Aeroplan, Nectar, Club Premier, and Air Miles Middle East. Previously, he joined Air Canada in 1996 as Vice-President of Marketing; he then served as Senior Vice President of International in 1999, and then Chief Integration Executive responsible for overseeing the integration of Air Canada and Canadian Airlines International. Prior to Air Canada, Mr. Duchesne served as Vice President and leader of the global Aviation Practice for Mercer Management Consulting (now Oliver Wyman) from 1994 to 1996. Earlier, Mr. Duchesne was an owner and director of LCB Consultants of London, England. He is a Director of Mattamy Group Corporation, the largest privately-owned homebuilder in North America, and was previously on the Boards of Alliance Atlantis and Dorel Industries. Mr. Duchesne is a Vice President of the Board of Trustees of the Art Gallery of Ontario, and Vice Chair of the Board of the Luminato Festival, and was previously Chair of the Brain Canada Foundation. Mr. Duchesne earned a Bachelor of Science (Hons) degree in Pharmacology from the University of Leeds and an M.B.A. from the Manchester Business School, both in the United Kingdom. Mr. Duchesne was appointed as a Member of the Order of Canada in 2016.

Robert “Jamie” Mendola - Director

Jamie Mendola has served as the Head of Strategy and Mergers and Acquisitions at Mercer Park LP, a U.S. family office, with a focus on cannabis since January 2019. Mr. Mendola has nearly 20 years of experience as a public and private equity investor and has significant experience in negotiating merger and acquisitions transactions and travel industry investments.

Prior to joining Mercer Park, from February 2014 to December 2018, Mr. Mendola served as the Founder and Chief Investment Officer of Pacific Grove Capital, a hedge fund focused primarily on investments in consumer, technology and payments. Prior to founding Pacific Grove in 2014, Mr. Mendola was a Partner at Scout Capital, from September 2009 to January 2014. He was a senior member of the firm’s Investment and Risk Committees and helped to build Scout’s Palo Alto office. Previously, Mr. Mendola worked as a Principal of Watershed Asset Management, a private equity analyst (from July 2005 to January 2009), at JLL Partners, a private equity firm, as an analyst (September 2001 to July 2003) and as an analyst in the investment banking program of J.P. Morgan Chase (July 1999 to August 2001).

Mr. Mendola graduated with a B.S. in Management, from Binghamton University in Binghamton, New York, in 1999 and earned his M.B.A. from Stanford’s Graduate School of Business in 2005.

Alexandra C. Zubko – Director

Since November 2019, Ms. Zubko has served as the Chief Executive Officer of Troupe, an online group travel company. Ms. Zubko served as the co-founder and as a board member of Triptease, a $100 million enterprise value company in the Travel industry which provides SaaS-based digital tools designed to create a seamless booking journey for hotel guests, from April 2014 to September 2019 (also serving as General Sales Manager Americas (May 2015 to May 2017); General Manager/Head of Strategic Accounts Customer Success (March 2017 to April 2018); and Chief Customer Officer (April 2018 to September 2019)). Ms. Zubko served as the Vice President/Head of Global Strategy (from April 2012 to July 2013) and Head of EMSA Strategy (July 2008 to April 2012) of InterContinental Hotels Group (IHG), a British multinational hospitality company. Prior to joining IHG, Ms. Zubko held positions with NBC Universal/General Electric in business development and with Goldman Sachs as a financial analyst. She also founded TripTips, an online social networking platform for sharing travel recommendations. Ms. Zubko received a Bachelor’s of Arts Degree in economics from Columbia College in New York, New York and an MBA from the Stanford Graduate School of Business in Palo Alto, California. Ms. Zubko received Six Sigma certification from GE’s Crotonville Leadership Institute and was also the recipient of the 2012 International Hotel Investment Forum (IHIF) Young Leader Award, one of the top awards in the travel industry.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made by us; and strive to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our board of directors (our “Board”) has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our stockholders. Our current leadership structure is comprised of a separate Chairman of the board of directors and Chief Executive Officer (“CEO”). Mr. Donald P. Monaco serves as Chairman and Mr. William Kerby serves as CEO. The board of directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our board of directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Mr. Kerby) and the members of our board of directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our board of directors’ oversight of management, promote communication between management and our board of directors, and support our board of directors’ consideration of key governance matters. The board of directors believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

Effective risk oversight is an important priority of the board of directors. Because risks are considered in virtually every business decision, the board of directors discusses risk throughout the year generally or in connection with specific proposed actions. The board of directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company (the Company’s committees are described in greater detail below (under “Committees of the Board of Directors”).

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements Between Officers and Directors

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors, except for the Wilton Voting Agreement described below. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton (the “Wilton Voting Agreement”), pursuant to the Debt Conversion and Voting Agreement, Mr. Wilton agreed to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the board of directors of the Company (the “Wilton Voting Rights”). The Voting Rights remain in place until the earlier of August 22, 2020 and the date that the Company provides Mr. Wilton written notice of its consent to termination of such Voting Rights. As of the date of this filing, Mr. Wilton beneficially owns approximately 6.8% of our voting securities.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

During the fiscal year that ended on February 29, 2020, the Board held eight meetings, and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended at least 75% of the board of directors’ meetings and committee meetings relating to the committees on which each director served during the 2020 fiscal years.

The Company held a combined 2019/2020 annual meeting which was attended by each of the then members of our board of directors. Each director of the Company is expected to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Committees of The Board

We currently maintain a Nominating and Corporate Governance Committee, Compensation Committee and Audit Committee which have the following committee members:

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William Kerby
Donald P. Monaco (1)
Pat LaVecchia	X	C	M
Doug Checkeris	X		M	C
Simon Orange	X		M
Rupert Duchesne	X	M		M
Robert “Jamie” Mendola	X		C	M
Alexandra C. Zubko	X	M

(1) – Chairman of board of directors.

C – Chairman of Committee.

M – Member.

Each of these committees has the duties described below and operates under a charter that has been approved by our board of directors.

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Audit Committee has the responsibility for reviewing the disclosures made by the Chief Executive Officer and the Chief Financial Officer in connection with their required certifications accompanying the Company’s periodic reports to be filed with the SEC; reviewing and discussing the Company’s quarterly financial results and related press releases, if any, with management and the independent auditors prior to the release of such information to the public; reviewing with the management the proposed scope and plan for conducting internal audits of Company operations and obtaining reports of significant findings and recommendations, together with management’s corrective action plans; seeking to ensure the corporate audit function has sufficient authority, support and access to Company personnel, facilities and records to carry out its work without restrictions or limitations; reviewing the corporate audit function of the Company, including its charter, plans, activities, staffing and organizational structure; reviewing progress of the internal audit program, key findings and management’s action plans to address findings; periodically reviewing the Company’s policies with respect to legal compliance, conflicts of interest and ethical conduct; seeking to ensure the adequacy of procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control or auditing matters, including the confidential submission of complaints by employees regarding such matters; and recommending to the Board any changes in ethics or compliance policies that the committee deems appropriate.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by NASDAQ rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. LaVecchia is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. LaVecchia has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical below.

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

During the fiscal year ended February 29, 2020, the committee held four meetings.

The Audit Committee Charter was filed as Exhibit 99.1 to the Current Report on Form 8-K which we filed with the SEC on April 25, 2017.

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

During the fiscal year ended February 29, 2020, the committee held two meetings, and took various other actions via consent to actions without meetings.

The Compensation Committee Charter was filed as Exhibit 99.2 to the Current Report on Form 8-K which we filed with the SEC on April 25, 2017.

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

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. The Company does not have a formal diversity policy. However, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

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

During the fiscal year ended February 29, 2020, the committee held two meetings and took various other actions via consent to actions without meetings.

The Nominating and Governance Committee Charter was filed as Exhibit 99.3 to the Current Report on Form 8-K which we filed with the SEC on April 25, 2017.

Stockholder Communications with the Board of Directors

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

Executive Sessions of the Board of Directors

The independent members of our board of directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

Code of Ethics

We maintain a Code of Ethics and Code of Business Conduct, which are applicable to all of our directors, officers and employees. These codes set forth ethical standards to which these persons must adhere and other aspects of accounting, auditing and financial compliance, as applicable. We undertake to provide a printed copy of these codes free of charge to any person who requests. Any such request should be sent to our principal executive offices attention: Chief Financial Officer.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in the table set forth below under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, most of our Named Executive Officers and all of our directors are beneficial owners of stock of the Company.

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build. Accordingly, the Company has incorporated prohibitions on ‘short sales’ within its insider trading policy, which applies to directors, officers and employees.

Compensation Recovery

Under the Sarbanes–Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. We plan to implement a clawback policy in the future, although we have not yet implemented such policy.

Delinquent Section 16(a) Reports

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during FYE February 29, 2020, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except that: Robert J. Post, our former director inadvertently failed to timely disclose one transaction on Form 4 and as a result one Form 4 was filed untimely; Simon Orange, our director inadvertently failed to timely disclose three transactions on Form 4 and as a result three Form 4s were filed untimely; Pat LaVecchia, our director inadvertently failed to timely disclose three transactions on Form 4 and as a result three Form 4s were filed untimely; Doug Checkeris, our director inadvertently failed to timely disclose three transactions on Form 4 and as a result three Form 4s were filed untimely; Donald P. Monaco, our Chairman inadvertently failed to timely disclose five transactions on Form 4 and as a result four Form 4s were filed untimely; Rupert Duchesne, our director inadvertently failed to timely file a Form 3 relating to his initial ownership of the Company and inadvertently failed to timely disclose two transactions on Form 4 and as a result two Form 4s were filed untimely; Robert “Jamie” Mendola, our director inadvertently failed to timely file a Form 3 relating to his initial ownership of the Company and inadvertently failed to timely disclose one transaction on Form 4 and as a result one Form 4 was filed untimely; IDS, Inc., a greater than 10% shareholder of the Company inadvertently failed to timely file a Form 3 relating to its initial ownership of the Company; and Alexandra Zubko, our director inadvertently failed to timely disclose one transaction on Form 4 and as a result one Form 4 was filed untimely.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended February 29, 2020 and February 28, 2019 (Fiscal 2020 and Fiscal 2019, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2020 and Fiscal 2019, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus		Stock Awards (1)		Option Awards	All Other Compensation		Total
William Kerby, CEO and Vice-Chairman of the Board	2020	$400,000	$—		$—		$—	$42,000	(3), (4)	$442,000
	2019	$400,000	$160,000	(2)	$38,500	(5)	$—	$42,000	(3), (4)	$640,500

Sirapop “Kent” Taepakdee, VP of Finance and Acting Chief Financial Officer (6)	2020	$64,917	$—		$—		$—	$—		$64,917

Timothy Sikora, COO and CIO (7)	2020	$75,769	$—		$31,800		$—	$—		$107,569

Omar Jimenez, Former CFO, COO and Director (8)	2020	$297,917	$—		$—		$—	$103,195	(10)	$401,112
	2019	$325,000	$212,473	(9)	$—		$—	$—		$537,473

*Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2)	Effective on June 14, 2019, Mr. Kerby was granted a bonus for fiscal 2019 in the amount of $160,000, which is discussed in greater detail below under “Employment and Compensation Agreements” – “William Kerby, Employment Agreement”.
(3)	William Kerby receives additional compensation in the form of a Car Allowance in the amount of $1,500 per month.
(4)	William Kerby received additional compensation in the form of a Merchant Banking Guarantee in the amount of $2,000 per month through November 1, 2018, when he began receiving $2,000 as a guaranty fee under his employment agreement, as discussed below.
(5)	On November 1, 2018, we issued Bill Kerby, the Company’s Chief Executive Officer and Vice Chairman of the Board, 25,000 shares of restricted common stock valued at $38,500 in connection with a sign-on bonus for entering into his employment agreement.
(6)	Appointed as the principal financial officer and principal accounting officer of the Company on October 9, 2019, and as the Vice President of Finance, acting Chief Financial Officer, Treasurer, and Secretary of the Company effective February 1, 2020.
(7)	Appointed as the Chief Operating Officer and the Chief Information Officer of the Company (executive positions) effective February 1, 2020. Served as the Chief Information Officer (non-executive) from October 9, 2019, to February 1, 2020, when he was appointed as an executive of the Company.

(8)	Resigned as Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary on January 17, 2020. Ceased serving as a member of the board of directors on August 15, 2019.
(9)	Bonus for fiscal 2019.
(10)	Represents cash-out of unused vacation time which had accrued as of Mr. Jimenez’s resignation, which was paid in the form of cash.

Outstanding Equity Awards at Fiscal Year-End

None.

Employment and Compensation Agreements

We have the following employment contracts and compensation agreements in place with our Named Executive Officers and Chairman:

William Kerby, Employment Agreement

On October 31, 2018, the Company entered into an Employment Agreement with William Kerby, its Chief Executive Officer and Vice Chairman of its board of directors. The agreement was effective as of November 1, 2018, and replaced and superseded the terms of Mr. Kerby’s prior employment agreement dated October 15, 2006.

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

During the term of the agreement, Mr. Kerby is to receive a base salary of $400,000 per year, which may be increased at any time at the discretion of the Compensation Committee of the board of directors of the Company; an annual bonus payable at the discretion of the Compensation Committee, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals, which are determined from time to time by the Compensation Committee); other bonuses which may be granted from time to time in the discretion of the Compensation Committee; 25,000 shares of common stock issued as a sign-on bonus under the terms of the Company’s 2017 Equity Incentive Plan; up to four weeks of annual paid time off, which can be rolled-over year to year, or which in the discretion of Mr. Kerby, can be required to be paid in cash at the end of any year or the termination of the agreement; and a car allowance of $1,500 per month during the term of the agreement.

The agreement provides Mr. Kerby with the option of receiving some or all of the base salary and/or any bonus in shares of the Company’s common stock, with such shares being based on the higher of (a) the closing sales price per share on the trading day immediately preceding the determination by Mr. Kerby to accept shares in lieu of cash; and (b) the lowest price at which such issuance will not require stockholder approval under the rules of the stock exchange where the Company’s common stock is then listed or Nasdaq ((a) or (b) as applicable, the “Share Price” and the “Stock Option”), provided that Mr. Kerby shall be required to provide the Company at least five business days prior written notice if he desires to exercise the Stock Option as to any payment of compensation, unless such time period is waived by the Company. The issuance of the shares described above is subject to the approval of the stock exchange where the Company’s common stock is then listed or Nasdaq, and where applicable, stockholder approval, and in the sole discretion of the board of directors, may be issued under, or outside of, a stockholder approved stock plan.

The agreement includes standard provisions relating to the reimbursement of business expenses, indemnification rights, rights to company property and inventions (which are owned by the Company), dispute resolutions, tax savings, clawback rights and provisions entitling Mr. Kerby to receive any fringe benefits offered by the Company to other executives (subsidized in full by the Company) including, but not limited to, family coverage for health/medical/dental/vision, life and disability insurance, as well as amounts under the Company’s 401(k) Savings and Retirement.

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

The terms of the agreement were approved by the Company’s Compensation Committee, consisting solely of ‘independent’ members of the Company’s board of directors.

William Kerby 2019 Bonus

Effective on June 14, 2019, the Compensation Committee of the board of directors approved a bonus to be paid to Mr. William Kerby, the Chief Executive Officer of the Company (which bonus was ratified by the board of directors), equal to 40% of his base salary ($400,000 or a bonus of $160,000 (the “Bonus”)), for his efforts and actions on behalf of the Company during fiscal 2019. The Bonus, in the option of Mr. Kerby, was exercisable at any time prior to June 30, 2019, and could be paid:

(a)	in shares of the Company’s common stock (the “Stock Bonus Option” and the “Option Shares”). In the event that Mr. Kerby desired to exercise the Stock Bonus Option, he was required to provide written notice to the Company, and the Company would, subject to availability under the Plan, grant such Option Shares under the Plan, based on a value per Option Share equal to the closing sales price for the Company’s common stock on the Nasdaq Capital Market on June 14, 2019 ($3.20 per share); or

(b)	by way of the transfer/assignment from the Company to Mr. Kerby of shares of common stock held by the Company of (i) Verus International, Inc. (OTC Pink:VRUS)(“Verus”); (ii) Recruiter.com Group, Inc. (OTCQB:RCRT); and/or (iii) Bettwork Industries Inc. (OTC Pink:BETW)(collectively, the “Subsidiaries” and the “Subsidiary Option”). In the event that Mr. Kerby desired to exercise the Subsidiary Option, he was required to provide written notice to the Company, and the Company would take actions to transfer ownership of such amount of the common stock of the applicable Subsidiaries to Mr. Kerby equal in value to the Bonus, based on a value per share of the Subsidiaries common stock (as applicable) equal to the average of the closing sales prices for each applicable Subsidiary’s common stock on the last five trading days prior to, and not including, the date the notice to exercise the Subsidiary Option has been received by the Company.

Effective on June 17, 2019, Mr. Kerby exercised the Stock Bonus Option as to $41,000 of the amount owed in connection with the Bonus. In connection with such exercise the Company issued him 12,812 shares of common stock under the Plan. Also effective on June 17, 2019, Mr. Kerby provided notice to the Company of the exercise of the Subsidiary Option, pursuant to which Mr. Kerby has requested that $119,000 of the Bonus be paid in shares of Verus’ common stock and as such, the Company agreed to transfer ownership of 5,042,373 shares of Verus’ common stock (based on an average five day closing price of $0.0236 per share) to Mr. Kerby, to satisfy the Bonus.

Sirapop “Kent” Taepakdee, Employment Agreement

On January 30, 2020, Mr. Sirapop “Kent” Taepakdee entered into an employment agreement with the Company. Pursuant to Mr. Taepakdee’s employment agreement, he agreed to provide services to the Company as the VP of Finance and Acting Chief Financial Officer.

Mr. Taepakdee receives a base salary payable in cash ($154,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the board of directors and subject to the Company meeting certain metrics as follows – Mr. Taepakdee is eligible, for a bonus of up to (a) 5,000 shares (or $5,000 dollars), upon completion of a review of, the improvement of, the Company’s financial reporting programs, payable in the discretion of the Chief Executive Officer; (b) 7,500 shares (or $10,000) in the event the Company meets certain metrics by June 30, 2020, including achieving a minimum level of gross monthly revenues or achieving an EBITDA profit in any month, payable in the discretion of the Chief Executive Officer; (c) 2,000 shares or $2,000 (in Mr. Taepakdee’s discretion), each quarter that Mr. Taepakdee works with the Chief Executive Officer in order to prepare presentations and other public relations items, payable in the discretion of the Chief Executive Officer; and (d) 3,000 shares (or $4,000) in the event the Company raises more than $3 million during the first 12 months of the agreement, payable in the discretion of the Chief Executive Officer. All shares earned in the first 12 months of the agreement are valued at $2.00 per share. Upon the mutual approval of the executive and the Company, Mr. Taepakdee’s salary may increase to no less than $150,000 per year after the first year.

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

Timothy Sikora – Employment Agreement

On January 30, 2020, Mr. Timothy Sikora entered into an employment agreement with the Company. Pursuant to Mr. Sikora’s employment agreement, he agreed to provide services to the Company as the Chief Information Officer and Chief Operations Officer.

Mr. Sikora receives a base salary payable in cash ($200,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the board of directors and subject to the Company meeting certain metrics as follows – Mr. Sikora is eligible, for a bonus of up to (a) 10,000 shares (or $10,000 dollars), upon the Company achieving certain gross monthly revenue targets by June 30, 2020 or December 30, 2020, or an EBITDA profit in any month before February 28, 2021; (b) 10,000 shares (or $10,000) in the event certain milestones for product and website launches and integrations are completed during calendar 2020, payable in the discretion of the Chief Executive Officer; and (c) 25,000 shares (or $25,000) in the event the Company completes a merger or acquisition, completes a funding, accelerates profitability or achieves profitability by February 28, 2021, payable in the discretion of the Chief Executive Officer.

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

Donald P. Monaco, Guaranty Compensation Agreement

On October 31, 2018, and effective November 1, 2018, the Company entered into a Guaranty Compensation Agreement with Donald P. Monaco, the Chairman of the Company’s board of directors. Pursuant to the Guaranty Compensation Agreement and in consideration for Mr. Monaco previously providing a personal guaranty to a financial institution in connection with our line of credit with such financial institution, we agreed that for as long as Mr. Monaco continues to serve on the board of directors of the Company and continues to maintain the guaranty (and any future guarantees he may provide), we would pay him a $2,000 per month guarantee fee (the “Guarantee Fee”). In the event (i) Mr. Monaco is not nominated for re-appointment to the board of directors at any meeting where directors of the Company are nominated for appointment (except in the event the Company adopts a classified Board and it is not yet Mr. Monaco’s year to be re-elected and/or in the event that Mr. Monaco is appointed via written consent of the stockholders without a meeting) or (ii) Mr. Monaco is removed from the board of directors by the stockholders of the Company (each (i) and (ii), as applicable, a “Triggering Termination” and the date of such Triggering Termination, the “Triggering Termination Date”), the Company will immediately use commercially reasonable best efforts to eliminate and terminate any and all of Mr. Monaco’s guarantees then in place. If all the guarantees are not terminated by the thirtieth (30th) day following a Triggering Termination Date, for each month the guarantees remain in place, beginning on the thirty-first (31st) day after the Triggering Termination Date, the monthly Guarantee Fee will increase to $10,000 per month. Notwithstanding the above, all Guarantee Fees will terminate upon the Company assuming or terminating such guarantees.

Director Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our non-executive directors during the fiscal year ended February 29, 2020. Our executive directors do not receive compensation for their service on the board of directors separate from the compensation they receive as an executive officer of the Company, as described above.

Name	Fiscal Year	Fees Earned	Stock Awards*	Option Awards	All other Compensation		Total
Pat LaVecchia, Director	2020	$—	$62,625	$—	$—		$62,625
Donald P. Monaco, Chairman	2020	$—	$75,150	$—	$24,000	(1)	$99,150
Doug Checkeris, Director	2020	$—	$62,625	$—	$—		$62,625
Simon Orange, Director	2020	$—	$59,663	$—	$—		$59,663
Rupert Duchesne, Director	2020	$—	$12,033	$—	$—		$12,033
Robert “Jamie” Mendola, Director	2020	$—	$15,040	$—	$—		$15,040
Alexandra C. Zubko, Director	2020	$—	$4,131	$—	$—		$4,131

No director received any Non-Equity Incentive Plan Compensation or Non-Qualified Deferred Compensation for the period above.

*	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(1)	Represents amounts paid under the Guaranty Compensation Agreement described above under “Employment and Compensation Agreements” - “Donald P. Monaco, Guaranty Compensation Agreement”.

The compensation payable to the board of directors currently consists solely of equity, and includes (a) compensation of 20,000 shares per year, issuable at the rate of 1/4th of such shares quarterly, to each non-executive member of the Board; (b) compensation of 5,000 shares per year, issuable at the rate of 1/4th of such shares quarterly, to each Chairperson of each Board committee of the Board; and (c) compensation of 10,000 shares per year, issuable at the rate of ¼th of such shares quarterly, to the Chairman of the Board, each under the terms of the Plan (collectively, the “Board Compensation Terms”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following table sets forth certain information regarding the beneficial ownership of our common stock (there are currently no shares of preferred stock issued or outstanding) as of June 18, 2020, by (i) each Named Executive Officer, (ii) each member of our board of directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our capital stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon conversion of a convertible security) within 60 days of June 18, 2020. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock Outstanding (2)
Executive Officers, Directors and Director Nominees
William Kerby	766,172	(3)(4)	5.7%
Sirapop ‘Kent’ Taepakdee	—		—
Tim Sikora	1,000		*
Donald P. Monaco	1,941,534	(5)	14.6%
Pat LaVecchia	133,482		1.0%
Doug Checkeris	117,500		*
Simon Orange	442,557	(6)	4.1%
Rupert Duchesne	15,833		*
Robert “Jamie” Mendola	482,689		3.5%
Alexandra C. Zubko	12,055		*
Omar Jimenez(+)	—		—

All Executive Officers and Directors as a Group (10 persons)	3,837,604		28.8%

5% Stockholders

Mark Wilton (7)	917,396	(4)	6.9%
IDS, Inc. (8)	1,968,000		14.8%

* Less than 1%.

(+) Former Named Executive Officer who no longer has any affiliation with the Company. Information disclosed is based solely on our review of our record stockholders’ list, without independent verification, and including for purposes of the table above, ownership only in the name of the applicable holder and those entities which the holder is listed as a contact person for. The applicable stockholder may actually beneficially own more or less shares than as disclosed above.

(1)	Includes options, warrants and convertible securities exercisable or convertible for common stock within 60 days of June 18, 2020.

(2)	Based on 13,311,839 shares of common stock outstanding as of June 18, 2020.

(3)	William Kerby holds 670,872 shares of common stock and warrants to purchase 15,300 shares of common stock of the Company individually. Mr. Kerby is deemed to own 80,000 shares held by In-Room Retail Systems, LLC, which entity he owns.

(4)	On August 24, 2017, and effective on August 22, 2017, we entered into a Debt Conversion and Voting Agreement with Mark A. Wilton, pursuant to the Debt Conversion and Voting Agreement, Mr. Wilton agreed to vote (and provided William Kerby, our Chief Executive Officer, and any other individual who is designated by us in the future, a proxy to vote), all of the voting shares held by him, in favor of any proposals recommended by the board of directors of the Company (the “Wilton Voting Rights”). The Wilton Voting Rights are not included in Mr. Kerby’s beneficial ownership as described in the table above as such voting rights only apply when, and if, the board of directors adopts a proposal and recommends Mr. Wilton vote to approve such proposal. The shares of common stock subject to the Wilton Voting Rights are included in Mr. Wilton’s beneficial ownership as reported above.

(5)	Donald P. Monaco beneficially owns (i) 934,224 shares of common stock owned by the Donald P. Monaco Insurance Trust (the “Trust”), and (ii) 822,302 shares are beneficially owned by Monaco Investment Partners II, LP (“MI Partners”). Mr. Monaco also individually owns 185,008 shares of common stock of the Company. Mr. Monaco is the managing general partner of MI Partners and trustee of the Trust. Mr. Monaco disclaims beneficial ownership of all shares held by the Trust and MI Partners in excess of his pecuniary interest, if any.

(6)	Simon Orange holds 199,542 shares of common stock and warrants to purchase 8,000 shares of common stock of the Company individually. Mr. Orange is deemed to own 186,557 shares of common stock and warrants to purchase 75,750 shares of common stock of the Company held by Charcoal Investment LTD, which entity he owns.

(7)	Address: 1314 E. Las Olas Blvd Apt #45, Fort Lauderdale, Florida 33301.

(8)	Address: 21781 Ventura Blvd Ste. 231, Woodland Hills, California 91634. The shares held in the name of IDS, Inc. are beneficially owned by Ari Daniels, the Chief Executive Officer of IDS, Inc. (“IDS”). Based on information reported on Schedule 13G filed by IDS, Inc. with the SEC on October 3, 2019, which has not been independently verified. On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 shares of common stock disclosed above to the Company and preventing such persons from selling or transferring any shares, seeks damages from the defendants, rescission of the IP Purchase Agreement pursuant to which the shares were issued, attorneys fees and other amounts. The complaint was filed as a result of IDS’s failure to deliver certain intellectual property assets which were acquired by the Company from IDS in August 2019, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

Changes in Control

 We have not entered into any definitive arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Securities Authorized for Issuance Under Equity Compensation Plans*

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of February 29, 2020	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,596,279
Equity compensation plans not approved by security holders	18,760	$5.13	—
Total	18,760	$5.13	1,596,279

* As of February 29, 2020.

Equity Compensation Plan Information

On August 25, 2017, the board of directors adopted, subject to the ratification by the majority stockholders, which occurred effective on September 13, 2017, the Company’s 2017 Equity Incentive Plan (the “Plan” or the “2017 Plan”). The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are, and will be, responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

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

The Plan is administered by the board of directors of the Company and/or the Company’s Compensation Committee. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 2,000,000 shares. Such shares of common stock shall be made available from the authorized and unissued shares of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”, “Employment and Compensation Agreements”, and “Director Compensation”, which information is incorporated by reference where applicable in this “Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2018, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2020 and 2019, and in which any Related Person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. “Related Persons” include each of our “Named Executive Officers” as defined under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”, above, each person who was serving on our board of directors as of the date that the related party transaction occurred, Mark Wilton, his related entities and immediate family members, who is a greater than 5% shareholder of the Company, and IDS, Inc., which is a greater than 10% shareholder of the Company.

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of February 29, 2020 and February 28, 2019, respectively. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

On July 28, 2018, we borrowed $200,000 from the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and Chairman of the board of directors of the Company (the “Monaco Trust”). The loan was evidenced by a Promissory Note in the amount of up to $300,000 (the “Monaco Trust Note”). The amount owed pursuant to the Monaco Trust Note accrued interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note could be prepaid at any time without penalty. The Monaco Trust Note contained standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On August 23, 2018, we borrowed $300,000 from the Monaco Trust. The loan was evidenced by a Promissory Note in the amount of $300,000 (the “2nd Monaco Trust Note”). The amount owed pursuant to the 2nd Monaco Trust Note accrued interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note could be prepaid at any time without penalty. The 2nd Monaco Trust Note contained standard and customary events of default. This note was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On August 14, 2018, William Kerby, the Chief Executive Officer of the Company loaned the Company $20,000, which was evidenced by a Promissory Note dated August 14, 2018 (the “Kerby Note”). The amount owed pursuant to the Kerby Note accrued interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on September 30, 2018, provided that the note could be prepaid at any time without penalty. The Kerby Note contained standard and customary events of default. On September 26, 2018, Mr. Kerby advanced an additional $7,500 for operating expenses under the same terms and conditions of the $20,000 Promissory Note; however, the Promissory Note was not amended, nor was a new note entered into for the $7,500 advance. This Promissory Note, along with the $7,500 advance, was repaid on October 2, 2018 through funds raised in our public offering which closed on October 2, 2018.

On November 29, 2018 and December 6, 2018, we entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and the Chairman of the board of directors of the Company; and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the board of directors of the Company, respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company agreed to sell each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork Industries Inc. (“Bettwork”), which the Company then held (out of the 7 million shares of restricted common stock obtained by the Company pursuant to that certain Debt Conversion Agreement entered into with Bettwork, dated July 3, 2018) for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the board of directors of the Company, based on among other things, the recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-four (24) month anniversary of the closing date of the applicable Stock Purchase Agreement.

On February 4, 2019, the Company borrowed $150,000 from the Monaco Trust. The loan was evidenced by a Promissory Note in the amount of up to $700,000 (the “2019 Monaco Trust Note”). The amount owed pursuant to the 2019 Monaco Trust Note accrued interest at the rate of 12% per annum (18% upon the occurrence of an event of default) and was due and payable on February 1, 2020, provided that the note could be prepaid at any time without penalty. The 2019 Monaco Trust Note contained standard and customary events of default. On February 14, 2019, the Company borrowed an additional $200,000 from the Monaco Trust under the 2019 Monaco Trust Note and on March 27, 2019, the Company borrowed an additional $250,000 from the Monaco Trust under the 2019 Monaco Trust Note for a total borrowed from the 2019 Monaco Trust Note of $600,000. The loan was repaid on April 29, 2019, from funds raised in the Underwritten Offering (discussed below).

From October 3, 2018, through February 28, 2019, Omar Jimenez (the former Chief Operating Officer, Chief Financial Officer and Director of the Company), advanced the Company $607,000 to meet operating and capital expenses. $491,000 of the advances were repaid through February 28, 2019 for a balance due Mr. Jimenez of $116,000 as of February 28, 2019. In March 2019, Mr. Jimenez advanced the Company an additional $328,000 and, in April 2019, Mr. Jimenez advanced the Company an additional $112,000 for a total of $440,000 of which $250,000 was repaid on March 28, 2019 and the remainder was repaid on April 29, 2019, from funds raised in the Underwritten Offering (defined below).

On March 5, 2019, a First Amendment to Warrant agreement (the “Amendment”) between the Company and the Monaco Trust, became effective and binding on the parties. Pursuant to the Amendment, the Company and the Monaco Trust agreed to reduce the exercise price of warrants to purchase 35,750 shares of common stock of the Company which were acquired by the Monaco Trust pursuant to the Common Stock and Warrant Purchase Agreement entered into between the Company and the purchasers named therein (including the Trust) dated July 31, 2017 and in consideration for liquidated damages due pursuant to the terms thereof, from $5.23 per share to $2.85 per share, in consideration for the Monaco Trust’s immediate exercise of such warrants for cash. Total consideration received by the Company from the exercise of the 35,750 warrants exercised by the Monaco Trust was $101,887.50.

On April 3, 2019, the Company borrowed $125,000 from William Kerby, the Chief Executive Officer and member of the board of directors of the Company. The amount borrowed was evidenced by a Promissory Note dated April 3, 2019. The amount borrowed pursuant to the note accrued interest at 12% per annum (18% upon the occurrence of an event of default) and was due and payable on April 30, 2019, provided that Mr. Kerby agreed to extend the due date pending the receipt of funds from the Underwritten Offering. The loan was repaid on May 2, 2019, from funds raised in the Underwritten Offering (discussed below).

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

On June 14, 2019, the Compensation Committee of the board of directors of the Company approved a bonus to be paid to Mr. William Kerby, the Chief Executive Officer of the Company (which bonus was ratified by the board of directors), equal to 40% of his base salary ($400,000 or a bonus of $160,000 (the “Bonus”)), for his efforts and actions on behalf of the Company during fiscal 2019. The Bonus, in the option of Mr. Kerby, exercisable at any time prior to June 30, 2019, was eligible to be paid: (a) in shares of the Company’s common stock (the “Stock Bonus Option” and the “Option Shares”); (b) by way of the transfer/assignment from the Company to Mr. Kerby of shares of common stock held by the Company of (i) Verus International, Inc. (“Verus”); (ii) Recruiter.com; and/or (iii) Bettwork. Effective on June 17, 2019, Mr. Kerby exercised the Stock Bonus Option as to $41,000 of the amount owed in connection with the Bonus. In connection with such exercise, the Company issued him 12,812 shares of common stock under the 2017 Equity Incentive Plan. Also effective on June 17, 2019, Mr. Kerby provided notice to the Company of the exercise of the Subsidiary Option, pursuant to which Mr. Kerby requested that $119,000 of the Bonus be paid in shares of Verus’ common stock and as such, the Company, on August 9, 2019, transferred ownership of 5,042,373 shares of Verus’ common stock (based on an average five day closing price of $0.0236 per share), equal to $119,000, to Mr. Kerby, to satisfy the Bonus.

From June to August 2019, the Company borrowed additional funds from the Monaco Trust under the 2019 Monaco Trust Note as follows; $200,000 on June 25, 2019, $50,000 on July 12, 2019, $100,000 on August 1, 2019, and $350,000 on August 14, 2019, which amounted to $700,000 in aggregate.

On October 29, 2019, the Company entered into Promissory Notes with Robert “Jamie” Mendola (a Director of the Company) and Pasquale LaVecchia (a Director of the Company) in the amounts of $150,000 and $25,000, respectively (the “Director Notes”). The Promissory Notes have an interest rate of 12% per annum (18% upon the occurrence of an event of default) and were originally due and payable on February 1, 2020, but have since been extended as discussed below, provided that the notes may be prepaid at any time without penalty (provided that all interest that would have been due had the notes remained outstanding through maturity must be paid at the time of repayment). The Company paid a 2% original issue discount in connection with the notes.

On October 29, 2019, the Company entered into Stock Purchase Agreements with (a) Monaco Investment Partners, LP, of which Donald Monaco is the managing partner and a member of the board of directors of the Company; (b) Simon Orange, a member of the board of directors of the Company; and (c) William Kerby, the Chief Executive Officer and director of the Company. Pursuant to the Stock Purchase Agreements, the Company agreed to sell the purchasers 25,562,500 shares (1,562,500 shares to Mr. Kerby and 12,500,000 shares to each of Monaco Investment Partners, LP and Mr. Orange) of restricted Series A Convertible Preferred Stock of Versus. The purchase price for the Verus shares was determined by the board of directors of the Company, based on among other things, the recent trading prices of Verus’ common stock on the OTCQB Market, as publicly reported. The Company received net proceeds of $425,000 from the Stock Purchase Agreements.

On December 9, 2019, the Company entered into an Amended and Restated Promissory Note with Monaco Trust, in the amount of up to $2,700,000 (the “Revolving Monaco Trust Note”). The Revolving Monaco Trust Note amended and restated a previous promissory Note entered into by the Company in favor of the Monaco Trust on February 4, 2019 (the 2019 Monaco Trust Note discussed above), in the amount of up to $700,000, which had a balance as of December 9, 2019 of $700,000. On the same date, the Company borrowed $200,000 from the Monaco Trust under the Revolving Monaco Trust Note. On December 27, 2019 and February 12, 2020, the Company borrowed an additional $300,000 and $200,000, respectively, from the Monaco Trust under the Revolving Monaco Trust Note, which had a balance of $1,200,000 as of February 29, 2020. As of February 29, 2020, the amount remaining under the Revolving Monaco Trust Note of $1,300,000, could be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the note, with the approval of the Monaco Trust.

On January 29, 2020, the Company entered into first amendments to the Director Notes and Revolving Monaco Trust Note with the directors and the Monaco Trust, respectively, to extend the maturity date of such notes from February 1, 2020 to April 1, 2020 (the “Note Amendments”). No other changes were made to such notes as a result of such amendments.

On March 13, 2020 and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust Note.

On March 27, 2020, the Company entered into second amendments to the Director Notes to extend the maturity date of such Director Notes from April 1, 2020 to June 1, 2020, and entered into an amendment to extend the due date of the Revolving Monaco Trust Note from April 1, 2020 to December 1, 2020. All remaining terms of the promissory notes remained unchanged.

On April 17, 2020, the Company paid off the Promissory Note with Pasquale LaVecchia in the amount of $26,225 (the principal of $25,000 and the interest of $6,225).

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 shares of common stock disclosed above to the Company and preventing such persons from selling or transferring any shares, seeks damages from the defendants, rescission of the IP Purchase Agreement pursuant to which the shares were issued, attorneys fees and other amounts. The complaint was filed as a result of IDS’s failure to deliver certain intellectual property assets which were acquired by the Company from IDS in August 2019, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

On May 1, 2020, the Company paid off the Promissory Note with Robert “Jamie” Mendola in the amount of $157,595 (the principal of $150,000 and the interest of $7,595).

On June 10, 2020, we borrowed an additional $350,000 from the Monaco Trust under the Revolving Monaco Trust Note.

As of the date of this report, the Revolving Monaco Trust Note has a balance of $1,925,000 and the amount remaining under the note of $775,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the note, with the approval of the Monaco Trust.

Review and Approval of Related Party Transactions

The Audit Committee of the board of directors is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and approval, will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the board of directors in place of the Committee.

In addition, our Code of Ethics (described above under “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

The board of directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with NASDAQ’s listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Mr. Pat LaVecchia, Mr. Doug Checkeris, Mr. Simon Orange, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola and Ms. Alexandra C. Zubko are independent.

In accordance with NASDAQ requirements, our Board is comprised of a majority of independent directors and the Nominating and Corporate Governance, Compensation and Audit Committees are all comprised entirely of independent directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by Thayer O’Neal Company, LLC (“Thayer”), M&K CPAS, PLLC (“M&K”) and LBB & Associates Ltd., LLP (“LBB”) for the audit of our annual financial statements and review of our quarterly financial statements for the years ended February 29, 2020 and February 28, 2019. Thayer has served as our independent registered accounting firm since May 16, 2019, and audited our financial statements for the years ended February 29, 2020 and February 28, 2019. Prior to the appointment of Thayer, M&K had served as our independent registered accounting firm from October 11, 2018 to May 16, 2019. M&K reviewed the Company’s Quarterly Reports on Form 10-Q for the quarters ended August 31, 2018 and November 30, 2018. M&K did not provide any audit reports to the Company. Prior to the appointment of M&K, LBB served as our independent registered accounting firm for the year ended February 28, 2018.

	Thayer		M&K		LBB
	2020	2019	2020	2019	2020	2019
Audit Fees(1)	$89,000	$53,000	$—	$20,000	$8,670	$98,575
Audit-Related Fees(2)	—	—	—	—	—	—
Tax Fees(3)	—	—	—	—	—	—
All Other Fees(4)	—	—	—	—	—	—
Total	$89,000	$53,000	$—	$20,000	$8,670	$98,575

(1)	Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended February 29, 2020 and February 28, 2019 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Fees include professional services relating to preparation of the annual tax return.

(4)	Other fees include professional services for review of various filings and issuance of consents.

As shown in the table above, in aggregate for the fiscal years ended February 29, 2020 and February 28, 2019, we paid $97,670 and $171,575, respectively, in audit fees, audit-related fees, tax fees and other fees, to our independent auditors.

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by Thayer, M&K and LBB for fiscal 2020 and 2019.

AUDIT COMMITTEE REPORT

The Audit Committee represents and assists the board of directors in fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, the performance of the Company’s internal audit function and independent registered public accounting firm, and risk assessment and risk management. The Audit Committee manages the Company’s relationship with its independent registered public accounting firm (which reports directly to the Audit Committee). The Audit Committee has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties and receives appropriate funding, as determined by the Audit Committee, from the Company for such advice and assistance.

In connection with the audited financial statements of the Company for the year ended February 29, 2020, the Audit Committee of the Board of Directors of the Company (1) reviewed and discussed the audited financial statements with the Company’s management; (2) discussed with the Company’s independent auditors the applicable requirements of the Public Company Accounting Oversight Board (PCAOB) and the Securities and Exchange Commission; (3) received the written disclosures and the letter from the independent auditors required by the applicable requirements of the PCAOB regarding the independent auditors’ communications with the Audit Committee concerning independence; (4) discussed with the independent auditors the independent auditors’ independence; and (5) considered whether the provision of non-audit services by the Company’s principal auditors is compatible with maintaining auditor independence.

Based upon these reviews and discussions, the Audit Committee recommended to the board of directors, and the board of directors approved, that the audited financial statements for the year ended February 29, 2020 be included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2020, for filing with the Securities and Exchange Commission.

The undersigned members of the Audit Committee have submitted this Report to the board of directors.

Audit Committee

/s/ Pat LaVecchia (Chairman)

/s/ Rupert Duchesne

/s Alexandra C. Zubko

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

Date: June 25, 2020	MONAKER GROUP, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer and Vice Chairman
(Principal Executive Officer)

	By:	/s/ Sirapop “Kent” Taepakdee
Sirapop “Kent” Taepakdee
Acting Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.
1.1	Placement Agency Agreement dated September 28, 2018, by and between Monaker Group, Inc. and Roth Capital Partners, LLC		8-K	1.1	10/2/2018	001-38402

1.2	Underwriting Agreement dated as of April 25, 2019 by and between the Company and Roth Capital Partners, LLC, as representative of the several underwriters		8-K	1.1	4/25/2019	001-38402

2.1+#	Intellectual Property Purchase Agreement by and between Monaker Group, Inc., as Buyer and IDS Inc., as Seller, dated August 15, 2019		8-K	2.1	8/22/2019	001-38402

3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630

3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.3	9/25/2017	333-220619

3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.4	9/25/2017	333-220619

3.5	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669

3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.6	9/25/2017	333-220619

3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669

3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753

3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.1	9/25/2017	000-52669

3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.2	9/25/2017	000-52669

3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.3	9/25/2017	000-52669

3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018	8-K	3.1	2/12/2018	000-52669

3.14	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669

4.1	Description of Registrant’s Securities	10-K	4.1	5/29/2020	000-52669

4.2	Form of Common Stock Purchase Warrant (Offering)	8-K	4.1	8/1/2017	000-52669

4.3	Form of Common Stock Purchase Warrant (Agent)	8-K	4.2	8/1/2017	000-52669

10.1	Promissory Note ($750,000) dated June 16, 2016, by Monaker Group, Inc. in favor of Crystal Falls Investments, LLC	10-K	10.10	6/23/2016	000-52669

10.2	Form of Orange and Charcoal September 8, 2016 Warrants to Purchase Common Stock	8-K	10.3	2/8/2017	000-52669

10.3	Form of Orange and Charcoal January 26, 2017 Warrants to Purchase Common Stock	8-K	10.4	2/8/2017	000-52669

10.4	Form of Subscription Agreement for Units (February and March 2017)	8-K	10.1	3/10/2017	000-52669

10.5	Form of Warrant (February and March 2017 Subscriptions)	8-K	10.2	3/10/2017	000-52669

10.6	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender	10-K	10.35	2/28/2017	000-52669

10.7	Form of Purchase Agreement, dated July 31, 2017	8-K	10.1	8/1/2017	000-52669

10.8	Board Representation Agreement dated July 31, 2017, by and between Pacific Grove Capital LP and the Company	8-K	10.2	8/1/2017	000-52669

10.9	Form of Addendum to Purchase Agreement, dated July 31, 2017	8-K	10.3	8/1/2017	000-52669

10.10	Purchase Agreement dated August 31, 2017, between Bettwork Industries Inc., as Purchaser and Monaker Group, Inc., as Seller	8-K	10.2	9/5/2017	000-52669

10.11	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries Inc., as borrower in favor of Monaker Group, Inc., as payee	8-K	10.3	9/5/2017	000-52669

10.12	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries Inc.	8-K	10.4	9/5/2017	000-52669

10.13	December 22, 2017, Settlement Agreement by and between Monaker Group, Inc., RealBiz Media Group, Inc., NestBuilder.com Corp. and American Stock Transfer & Trust Company, LLC	8-K	10.1	1/5/2018	000-52669

10.14	First Amendment to Warrant dated January 10, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	1/16/2018	000-52669

10.15	First Amendment to Warrant dated March 1, 2018, by and between Monaker Group, Inc. and Pacific Grove Capital LP	8-K	10.1	3/5/2018	001-38402

10.16	First Amendment to Purchase Agreement dated May 31, 2018, by and between Monaker Group, Inc., and A-Tech LLC	8-K	10.3	6/6/2018	001-38402

10.17	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries Inc. to Monaker Group, Inc.	8-K	10.5	6/6/2018	001-38402

10.18	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018	8-K	10.1	7/6/2018	001-38402

10.19	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018)	8-K	4.1	10/2/2018	001-38402

10.20	$300,000 Promissory Note dated July 27, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/2/2018	001-38402

10.21	$300,000 Promissory Note dated August 23, 2018, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	8/23/2018	001-38402

10.22	$1.2 Million Line of Credit with Republic Bank, Inc. dated September 28, 2018	8-K	10.1	10/2/2018	001-38402

10.23	Form of Securities Purchase Agreement dated September 28, 2018, by and between the Company and each investor	8-K	10.2	10/2/2018	001-38402

10.24***	Employment Agreement dated October 31, 2018, by and between Monaker Group, Inc. and William Kerby	8-K	10.1	11/2/2018	001-38402

10.25***	Guaranty Compensation Agreement dated October 31, 2018, by and between Monaker Group, Inc. and Donald P. Monaco	8-K	10.2	11/2/2018	001-38402

10.26	Stock Purchase Agreement between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust, dated November 29, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.27	Stock Purchase Agreement between Monaker Group, Inc. and Charcoal Investment Ltd, dated December 6, 2018, relating to the sale of Bettwork Industries Inc. common stock	8-K	10.2	12/6/2018	001-38402

10.28	Amended Promissory Note in the amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 19, 2018	10-Q	10.13	11/30/2018	001-38402

10.29	Form of First Amendment to Securities Purchase Agreement and Warrants dated January 15, 2019, by and between Monaker Group, Inc. and the investors party thereto	10-Q	10.13	11/30/2018	001-38402

10.30	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Stock Option Award	S-8	4.2	1/25/2019	333-229370

10.31	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Restricted Stock Grant Agreement	S-8	4.3	1/25/2019	333-229370

10.32	$700,000 Promissory Note dated February 4, 2019, entered into by Monaker Group, Inc. in favor of the Donald P. Monaco Insurance Trust	8-K	10.1	2/5/2019	001-38402

10.33	First Amendment to Warrant dated March 5, 2019, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	3/6/2019	001-38402

10.34	First Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated March 12, 2019 and effective February 28, 2019	8-K	10.1	3/15/2019	001-38402

10.35	$125,000 Promissory Note dated April 3, 2019, entered into by Monaker Group, Inc. in favor of William Kerby	8-K	10.1	4/4/2019	001-38402

10.36	Inducement Agreement entered into between Monaker Group, Inc. and Verus International, Inc., dated April 10, 2019 and effective February 8, 2019	8-K	10.1	4/11/2019	001-38402

10.37	Amended and Restated Monaker Group, Inc. 2017 Equity Incentive Plan***	8-K	10.1	8/19/2019	001-38402

10.38%	Asset Management Services Agreement by and between TD Assets Holding, LLC, as Operator, and Monaker Group, Inc., as Owner, dated August 15, 2019	8-K	10.1	8/22/2019	001-38402

10.39	Commercial Debt Modification Agreement with Republic Bank dated September 16, 2019	10-Q	10.3	8/31/2019	001-38402

10.40	Second Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 10, 2019 and effective August 31, 2019	10-Q	10.4	8/31/2019	001-38402

10.41	Stock Purchase Agreement between Monaker Group, Inc. and Monaco Investment Partners, LP, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K	10.1	11/04/2019	001-38402

10.42	Stock Purchase Agreement between Monaker Group, Inc. and William Kerby, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K	10.2	11/04/2019	001-38402

10.43	Stock Purchase Agreement between Monaker Group, Inc. and Simon Orange, dated October 29, 2019, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K	10.3	11/04/2019	001-38402

10.44	$25,000 Promissory Note dated October 29, 2019, entered into by Monaker Group, Inc. in favor of Pasquale LaVecchia	8-K	10.4	11/04/2019	001-38402

10.45	$150,000 Promissory Note dated October 29, 2019, entered into by Monaker Group, Inc. in favor of Robert J. Mendola, Jr.	8-K	10.5	11/04/2019	001-38402

10.46	$2,700,000 Amended and Restated Promissory Note dated December 9, 2019, entered into by Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	12/09/2019	001-38402

10.47	Business Loan Agreement dated January 7, 2020, by and between Monaker Group, Inc. and National Bank of Commerce, formerly Republic Bank, Inc.	10-Q	10.11	01/13/2020	001-38402

10.48	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce	10-Q	10.12	01/13/2020	001-38402

10.49	Stock Purchase Agreement between Monaker Group, Inc. and William Kerby, dated January 22, 2020, relating to the sale of Verus International, Inc. Series A Convertible Preferred Stock	8-K	10.1	01/23/2020	001-38402

10.50	First Amendment to Amended and Restated Promissory Note dated January 29, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.2	01/31/2020	001-38402

10.51	Second Amendment to Amended and Restated Promissory Note dated March 27, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	03/30/2020	001-38402

10.52	First Amendment to Promissory Note ($25,000) dated January 29, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K	10.4	01/31/2020	001-38402

10.53	Second Amendment to Promissory Note ($25,000) dated March 27, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K	10.2	03/30/2020	001-38402

10.54	First Amendment to Promissory Note ($150,000) dated January 29, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K	10.6	01/31/2020	001-38402

10.55	Second Amendment to Promissory Note ($150,000) dated March 27, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K	10.3	03/30/2020	001-38402

10.56%	Note Purchase Agreement dated April 3, 2020, by and between Monaker Group, Inc. and Iliad Research and Trading, L.P.	8-K	10.1	04/09/2020	001-38402

10.57	$895,000 Secured Promissory Note dated April 3, 2020 evidencing amounts owed by Monaker Group, Inc. to Iliad Research and Trading, L.P.	8-K	10.2	04/09/2020	001-38402

10.58	Security Agreement dated April 3, 2020 by Monaker Group, Inc. in favor of Iliad Research and Trading, L.P.	8-K	10.3	04/09/2020	001-38402

10.59	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce dated May 7, 2020	8-K	10.1	05/13/2020	001-38402

10.60	$176,534 U.S. Small Business Administration Paycheck Protection Plan Note dated May 8, 2020	8-K	10.2	05/13/2020	001-38402

10.61@***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Sirapop “Kent” Taepakdee	10-K	10.61	5/29/2020	000-52669	10-K

10.62@***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Timothy Sikora	10-K	10.62	5/29/2020	000-52669	10-K

14.1	Code of Ethics	S-1/A	14.1	3/12/2009	333-154177

14.2	Code of Business Conduct	S-1/A	14.2	3/12/2009	333-154177

14.3	Whistleblower Protection Policy	8-K	14.1	4/25/2017	000-52669

16.1	Letter to Securities and Exchange Commission from M&K CPAS, PLLC, dated May 21, 2019	8-K	16.1	5/21/2019	001-38402

21.1	Subsidiaries	10-K	21.1	5/29/2020	000-52669	10-K

23.1	Consent of Thayer O’Neal Company, LLC	10-K	23.1	5/29/2020	000-52669	10-K

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	31.1	5/29/2020	000-52669	10-K

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	31.2	5/29/2020	000-52669	10-K

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1	5/29/2020	000-52669	10-K

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.2	5/29/2020	000-52669	10-K

99.1	Charter of the Audit Committee	8-K	99.1	4/25/2017	000-52669

99.2	Charter of the Compensation Committee	8-K	99.2	4/25/2017	000-52669

99.3	Charter of the Nominating and Corporate Governance Committee	8-K	99.3	4/25/2017	000-52669

101.INS	XBRL Instance Document	101.INS	5/29/2020	000-52669	10-K	31.1	5/29/2020

101.SCH	XBRL Schema Document	101.SCH	5/29/2020	000-52669	10-K	31.1	5/29/2020

101.CAL	XBRL Calculation Linkbase Document	101.CAL	5/29/2020	000-52669	10-K	31.1	5/29/2020

101.DEF	XBRL Definition Linkbase Document	101.DEF	5/29/2020	000-52669	10-K	31.1	5/29/2020

101.LAB	XBRL Label Linkbase Document	101.LAB	5/29/2020	000-52669	10-K	31.1	5/29/2020

101.PRE	XBRL Presentation Linkbase Document	101.PRE	5/29/2020	000-52669	10-K	31.1	5/29/2020

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.

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