Form 10-Q
period 2020-05-31
Monaker Group, Inc.
filed 2020-07-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

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

As of July 10, 2020, the registrant had 13,371,839 shares of its common stock, par value $0.00001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	May 31,	February 29,
	2020 (Unaudited)	2020 (Audited)
Assets
Current Assets
Cash	$73,814	$162,506
Prepaid expenses and other current assets	160,352	334,995
Investment in unconsolidated affiliate - Short-term	329,325	979,954
Note receivables, net	37,500	37,500
Security deposits	54,536	53,279
Total current assets	655,527	1,568,234

Investment in unconsolidated affiliate	1,507,144	1,849,077
Website Development costs and intangible assets, net	6,894,795	6,712,547
Fixed Assets, net	19,926	19,664
Operating lease right-to-use asset	56,527	76,762
Total assets	$9,133,919	$10,226,284

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit and notes payable	$2,087,716	$1,192,716
Accounts payable and accrued expenses	704,284	833,679
Other current liabilities	288,380	400,692
Operating lease liability	59,688	76,762
Revolving promissory notes - related party	1,575,000	1,575,000
Total current liabilities	4,715,068	4,078,849

Paycheck Protection Program loan – long term	176,534	—
Total liabilities	4,891,602	4,078,849

Commitments and contingencies

Stockholders’ equity
Series A Preferred Stock, $.01 par value; 3,000,000 authorized; no shares issued and outstanding at May 31, 2020 and February 29, 2020	—	—
Common stock, $.00001 par value; 500,000,000 shares authorized; 13,270,589 and 13,064,339 shares issued and outstanding at May 31, 2020 and February 29, 2020, respectively	133	131
Additional paid-in-capital	122,144,027	122,000,201
Accumulated deficit	(117,901,844)	(115,852,897)
Total stockholders’ equity	4,242,317	6,147,435
Total liabilities and stockholders’ equity	$9,133,919	$10,226,284

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the three months ended
	May 31	May 31
	2020	2019
Revenues
Travel and commission revenues	$7,874	$21,817
Gross revenues	7,874	21,817

Cost of revenues	(5,527)	(12,382)
Gross profit	2,347	9,435

Operating expenses
General and administrative	312,117	200,420
Salaries and benefits	492,076	347,143
Technology and development	159,814	498,075
Stock-based compensation	62,583	425,232
Selling and promotions expense	73,205	10,353
Depreciation and amortization	105,316	73,451
Total operating expenses	1,205,111	1,554,674

Operating loss	(1,202,764)	(1,545,239)

Other income (expense)

Valuation (loss) gain, net	(341,933)	148,035
Interest expense	(79,063)	(38,413)
Realized gain/(loss) on sale of marketable securities	(513,312)	—
Other income (loss)	88,125	(719)
Total other income (expense)	(846,183)	108,903

Net loss	$(2,048,947)	$(1,436,336)

Weighted average number of common shares outstanding
Basic	13,246,446	9,997,090
Diluted	13,246,446	9,997,090

Basic net loss per share	$(0.15)	$(0.14)

Diluted net loss per share	$(0.15)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the three months ended May 31, 2020 and 2019

	Preferred				Additional
	Stock A		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, February 29, 2020	—	$—	13,069,339	$131	$122,000,201	$(115,852,897)	$6,147,435

Shares issued for stock compensation	—	—	42,250	0.41	68,882	—	68,882
Shares issued for investor relations	—	—	125,000	1.25	31,245	—	31,247
Shares issued for marketing services	—	—	35,000	0.35	43,700	—	43,700
Net loss	—	—	—	—	—	(2,048,947)	(2,048,947)
Balances, May 31, 2020	—	$—	13,270,589	$133	$122,144,027	$(117,901,844)	$4,242,317

Balances, February 28, 2019	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647

Common stock issued for cash	—	—	1,000,500	10	1,785,920	—	1,785,930
Warrants Exercised	—	—	122,350	1	275,086	—	275,087
Net loss	—	—	—	—	—	(1,436,336)	(1,436,336)
Balances, May 31, 2019	—	$—	10,713,806	$107	$116,326,768	$(107,834,547)	$8,492,328

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	May 31	May 31
	2020	2019
Cash flows from operating activities:
Net loss	$(2,048,947)	$(1,436,336)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Amortization and depreciation	105,316	73,451
Stock based compensation and consulting fees	116,528	425,232
Unrealized (gain) loss on marketable securities	341,933	(148,035)
Realized (gain) loss on marketable securities	513,312	—
Changes in operating assets and liabilities:
Increase/(decrease) in prepaid expenses and other current assets	200,686	(120,755)
(Decrease)/increase in accounts payable and accrued expenses	(129,395)	(477,871)
(Decrease)/increase in other current liabilities	(112,108)	205,464

Net cash (used in) operating activities	$(1,012,674)	$(1,478,850)

Cash flows from investing activities:
Payment related to Intangible assets	(151,000)	—
Purchase of furniture, fixture, and equipment	(1,352)	—
Payment related to website development costs	(82,516)	(183)
Proceeds from sale of marketable securities	87,316	—

Net cash (used in) investing activities	$(147,552)	$(183)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,785,930
Proceeds from exercise of warrants	—	275,087
Proceeds from Paycheck Protection Program loan	176,534	—
Proceeds from promissory notes	895,000	—
Payment on promissory notes - related party	(175,000)	(350,000)
Proceeds from promissory notes - related party	175,000	—

Net cash provided by financing activities	$1,071,534	$1,711,017

Net increase (decrease) in cash	$(88,692)	$231,984

Cash at beginning of period	$162,506	$32,979

Cash at end of period	$73,814	$264,963

Supplemental disclosure:
Cash paid for interest	$79,063	$38,413

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 29, 2020 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2020.

The results of operations for the three months ended May 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2021.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, the valuation of stock options, and deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at May 31, 2020 and February 29, 2020.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $104,226 and $73,451 during the three months ended May 31, 2020 and 2019, respectively.

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

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but it does provide guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

Going Concern

As of May 31, 2020, and February 29, 2020, the Company had an accumulated deficit of $117,901,844 and $115,852,897, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $385,000. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, and increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2020, we had approximately $4,715,068 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Although we currently cannot predict the full impact of the COVID-19 pandemic on our second fiscal 2021 financial results or for the year ended February 28, 2021, we currently anticipate a significant decrease in year-over-year revenue (similar to the decrease in quarter-over-quarter revenue we experienced during the quarter ended May 31, 2020), which decreases we currently expect to continue throughout the remainder of fiscal 2021 and possibly beyond. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is unknown and impossible to predict at this time.

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

The Company’s leases are classified as operating leases. Therefore, the operating right-to-use asset and operating lease liability were recorded on the balance sheet. There is no impact to retained earnings upon adoption. Our monthly rent payment is recorded as an expense on the straight-line basis on the statement of operations.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (ASU 2020-01), which clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for equity method investments in Topic 323, and the accounting for certain forward contracts and purchased options in Topic 815. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We are currently evaluating the impact of the new guidance.

Note 2 – Notes Receivable, net

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of May 31, 2020 and February 29, 2020 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of May 31, 2020 and February 29, 2020; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

On March 12, 2019, and effective on February 28, 2019, we and Bettwork entered into a First Amendment to Amended Promissory Note (the “Note Amendment”), which amended the Bettwork Note to: (a) extend the maturity date thereof from February 28, 2019 to August 31, 2019; (b) provide Monaker the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations); and (c) provide that Bettwork is required to provide Monaker at least 10 days written notice before any prepayment of the Bettwork Note. The Note Amendment also included a beneficial ownership limit, prohibiting Monaker from converting the Bettwork Note, if doing so would result in Monaker (together with its affiliates and/or any persons acting as a group together with Monaker) beneficially owning more than 19.99% of Bettwork’s outstanding common stock after giving effect to such conversion, provided that, at the election of Monaker and with at least 61 days’ written notice to Bettwork, such beneficial ownership limitation may be decreased (but not increased) to whatever percentage Monaker may determine. The Bettwork Note had a balance of $190,000 at the time of the parties’ entry into the Note Amendment. Interest and principal had been paid through the date of the original maturity (in the amount of $40,000 of principal and $9,255 of interest as of February 28, 2019) and this Note Amendment is an extension to pay the principal, under the same terms and conditions as the Bettwork Note.

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

$37,500 Promissory Note from Crystal Falls Investments LLC.

On January 13, 2020, we entered into a Promissory Note with Crystal Falls Investments LLC. (“Crystal” and the “Crystal Note”), a related party, in the amount of $37,500. The Crystal Note bears interest at 12% per year and matured on April 14, 2020. On April 16, 2020 and effective April 14, 2020, a first amendment to the Crystal Note was entered to extend the maturity date to August 14, 2020. All interest and the principal under the Crystal Note are due and payable on the maturity date. The Crystal Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by 2,000,000 shares of Bettwork’s common stock currently held in escrow. The Company has the right to elect at maturity of the Crystal Note to either take payment of the amount due (i) in cash, or (ii) pledged shares, or any combination of cash and shares. The outstanding principal balance of the Crystal Note as of May 31, 2020 and February 29, 2020 is $37,500 and $37,500, respectively.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of May 31, 2020 and February 29, 2020 is $0. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock was quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of May 31, 2020, and February 29, 2020, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of May 31, 2020 and February 29, 2020 is $0, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017, through the date of exchange. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock was quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Unconsolidated Affiliates

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc and NestBuilder.com Corp (OTCMKTS: VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of May 31, 2020, and February 29, 2020, Monaker owned 16,345,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock. This interest was written down to zero ($0) as of February 28, 2015.

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

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus. Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held 44,470,101 shares of Series A Preferred Stock as of the date of our entry into the Inducement Agreement, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock (valued at approximately $2.2 million, based on a then current trading price of Verus’ common stock of approximately $0.015 per share), following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, American Stock Transfer & Trust Company, LLC and NestBuilder.com Corp. executed on or about December 22, 2017, as previously disclosed. The designation of the Series A Preferred Stock, as amended, includes a 9.99% beneficial ownership limitation, preventing the Company from converting such Series A Preferred Stock into common stock of Verus (and reducing the voting rights of such preferred stock proportionally), if upon such conversion, the Company, its affiliates and/or any group which it is a part of, would own greater than 9.99% of Verus’ common stock (the “Ownership Blocker”).

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

Since the issuance date of such common stock, the Company has sold and transferred various shares of common stock of Verus.

As of February 29, 2020, the Company owned 61,247,139 shares of Verus’s common stock which had a fair value of $0.016 per share or $979,954 in aggregate.

As of May 31, 2020, the Company owned 54,887,546 shares of common stock of Verus which represents a 2.36% interest in Verus. As of May 31, 2020, the 54,887,546 shares of Verus’s common stock held by the Company had a value of $0.006 per share ($329,325 in aggregate) which resulted in a decrease in the fair value of such shares of $650,629 for the quarter ended May 31, 2020. The change in fair value of $650,629 is recognized in net income as other income, realized loss, net, as of May 31, 2020.

6,142,856 shares of Bettwork Industries Inc. Common Stock (formerly OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in “Note 2 – Note Receivable”), evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock had a readily determinable fair value as it was quoted on the OTC Pink market under the symbol “BETW”.

On November 29, 2018 and December 6, 2018, the Company entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and the Chairman of the Board of Directors of the Company; and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company agreed to sell each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork, which the Company then held (out of the 7 million shares of restricted common stock obtained by the Company pursuant to that certain Debt Conversion Agreement entered into with Bettwork, dated July 3, 2018, as previously disclosed) for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the Board of Directors of the Company, based on among other things, the then recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-four (24) month anniversary of the closing date of the applicable Stock Purchase Agreement. The allocation of the original acquisition price to the shares purchased by the Monaco Trust resulted in a realized loss on the sale of marketable securities of $21,429. The allocation of the original acquisition price to the shares purchased by Charcoal resulted in a realized loss on the sale of marketable securities of $21,429.

As of August 31, 2018 (the end of the last fiscal quarter prior to the entry into the Stock Purchase Agreements), the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through May 31, 2020.

On February 29, 2020, the shares of Bettwork’s common stock were trading at $0.25 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock to $1,535,714 and caused an accumulated fair value loss of $6,081,427 to be realized. The change in fair value of $6,081,427 is recognized in net income (loss) as other income, valuation loss, net, as of February 29, 2020.

As of the first quarter ended on May 31, 2020, the 6,142,856 remaining shares of Bettwork’s common stock were trading at $0.183 per share valued at $1,124,143, which decreased the fair value by $411,571 for the quarter. The change in fair value of $411,571 is recognized in net income as other income, valuation loss, net, as of May 31, 2020.

Recruiter.com Group, Inc., formerly Truli Technologies Inc (OTCQB: RCRT)

On August 31, 2016, Monaker entered into a Marketing and Stock Exchange Agreement with Recruiter.com (“Recruiter”). The Agreement required Monaker to issue to Recruiter 75,000 shares of Monaker common stock in exchange for 2,200 shares of Recruiter common stock. Also, Monaker issued to Recruiter an additional 75,000 shares of Monaker common stock for marketing initiatives within the Recruiter platform. In essence, Monaker issued 75,000 shares of its common stock to purchase 2,200 shares of Recruiter, and Monaker issued an additional 75,000 shares of its common stock as a prepayment for marketing and advertising within the Recruiter platform. Recruiter was at that time a private company with a platform that companies and individuals use for employment placements. Monaker’s investment in Recruiter was valued at May 31, 2019 at $412,247.

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

As of February 29, 2020, each share of Recruiter.com’s common stock was valued at $2.25 per share which decreased the fair value of the 139,273 shares of Recruiter.com common stock to $313,363 and caused an accumulated fair value loss of $160,164 to be realized. The change in fair value of $160,164 is recognized in net income as other income, valuation loss, net, as of February 29, 2020.

As of the first quarter ended on May 31, 2020, the 139,273 shares of Recruiter.com’s common stock were trading at $2.75 per share and valued at $383,001, which increased the fair value of such shares by $69,638 for the quarter. The change in fair value of $69,638 is recognized in net income as other income, valuation gain, net, as of May 31, 2020.

Note 4 – Acquisitions and Dispositions

Sale of Verus International, Inc Shares to Public

During the month of March 2020, the Company sold 3,367,664 shares of Verus’ common stock to the public in open market transactions and received gross proceeds of $46,670 from such sales.

During the month of April 2020, the Company sold 2,991,929 shares of Verus’ common stock to the public in open market transactions and received gross proceeds of $40,646 from such sales.

During the month of May 2020, the Company did not sell any shares of Verus’ common stock.

Note 5 – Line of Credit and Notes Payable

The National Bank of Commerce (FKA: Republic Bank)

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota (“Republic”), in the maximum amount of $1,000,000. Amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on July 15, 2016. Any amounts borrowed under the line of credit are originally due on June 15, 2017; however, on June 12, 2017, the line of credit was extended for 90 days through September 13, 2017. On December 22, 2016, the revolving line of credit was increased to $1,200,000; all other terms of the revolving line of credit remained unchanged. On September 15, 2017, we entered into a replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic. The replacement revolving line of credit extended the due date of the Line of Credit to September 15, 2018. On September 15, 2018, we entered into another replacement revolving line of credit agreement with Republic, which replaced and superseded the prior line of credit with Republic and extended the due date of the Line of Credit to September 15, 2019.

On September 16, 2019, the Company entered into a commercial debt modification agreement with Republic to extend the maturity date of the line of credit to December 15, 2019. On December 6, 2019, the Company entered into another commercial debt modification agreement with National Bank of Commerce (which merged with Republic)(“National Bank”) to extend the maturity date of the line of credit to June 30, 2020. The line of credit, as amended and extended, provides that amounts borrowed under the line of credit accrue interest at the Wall Street Journal U.S. Prime Rate plus 1% (updated daily until maturity), payable monthly in arrears beginning on September 28, 2018.

On May 7, 2020, the Company entered into a new Promissory Note with National Bank (the “New Note”). The Note replaced the prior promissory note we had in place with National Bank and extended the due date of the prior note from June 30, 2020 to December 31, 2020. The New Note also amended the interest rate of the prior note to provide that amounts due under the New Note accrue interest at the rate of prime plus 3% (which rate is currently 6.25%)(the interest rate of the prior note was prime plus 1%), subject to a floor of 4.5%. The New Note may be prepaid at any time without penalty. The New Note contains standard and customary events of default.

As of May 31, 2020, and February 29, 2020, $1,192,716 and $1,192,716, respectively, is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $16,068 and $19,171 for the three months ended May 31, 2020 and 2019, respectively. The Company has accrued interest as of May 31, 2020 and 2019 of $3,230 and $-0-, respectively.

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

In connection with the Note Purchase Agreement and the Note, the Company has entered into a Security Agreement with Iliad (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company, subject to the priority lien and security interest of National Bank (as defined above) which secures amounts due under its $1.2 million line of credit.

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

The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a $176,534 loan (the “Loan”) from The Commercial Bank (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the “CARES Act”. The Loan is evidenced by a promissory note (the “PPP Note”), dated effective May 8, 2020, issued by the Company to the Lender. The Note is unsecured with a 2-year term, matures on May 8, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 8, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that up to 75% of such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults.

Note 6 –Related Party Promissory Notes and Transactions

Promissory Notes with Directors

The Company has entered into three promissory notes, two with two Directors (the “Director Notes”) and one with the Donald P. Monaco Insurance Trust (the “Revolving Monaco Trust Note”), of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company. The (i) Promissory Note with the Donald P. Monaco Insurance Trust is in the amount of up to $2,700,000, (ii) Promissory Note with Robert J. Mendola, Jr. (the “Director Notes”) is in the amount of $150,000, and (iii) Promissory Note with Pasquale LaVecchia (the “Director Notes”) is in the amount of $25,000.

On March 13, 2020 and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust Note (described below under “Note 6 – Related Party Promissory Notes and Transactions”). As of May 31, 2020, the Revolving Monaco Trust Note has a balance of $1,575,000 and the amount remaining under the note of $1,125,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the Revolving Monaco Trust Note, with the approval of the Monaco Trust.

On March 27, 2020, the Company entered into second amendments to the Director Notes (described below under “Note 6 – Related Party Promissory Notes and Transactions”) to extend the maturity date of such Director Notes from April 1, 2020 to June 1, 2020, and entered into an amendment to extend the due date of the Revolving Monaco Trust Note from April 1, 2020 to December 1, 2020 (the “Second Note Amendment”). All remaining terms of the promissory notes remained unchanged.

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

Series A Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. There are no outstanding Series A Preferred Stock shares outstanding.

Per the terms of the Certificate of Designations relating to the Series A Preferred Stock (as amended), subject to the availability of authorized and unissued shares of Series A Preferred Stock, the holders of Series A Preferred Stock may, by written notice to the Company:

●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into common stock at a conversion rate of the lower of:
a)	$1.24 per share; or
b)	the lowest price the Company has issued stock as part of a financing after January 1, 2006; or
●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $62.50 of debt for each share of Series A Preferred Stock; or
●	elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (“Series C Preferred Stock”), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock; or to allow conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financing such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of May 31, 2020 and February 29, 2020.

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of May 31, 2020 and February 29, 2020. These dividends will only be payable when and if declared by the Board.

Share Repurchase Transactions

During the three months ended May 31, 2020 and 2019, there were no repurchases of the Company’s common stock by Monaker.

Common Stock

During the quarter ended May 31, 2020, the following shares of common stock and other securities were issued and granted:

▪	On March 2, 2020, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a director of the Company, in consideration for past services rendered to the Board, valued at $11,375.

▪	On March 2, 2020, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for past services rendered to the Board, valued at $13,650.

▪	On March 2, 2020, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, in consideration for past services rendered to the Board, valued at $11,375.

▪	On March 2, 2020, the Company issued 5,000 shares of common stock to Simon Orange, a Director of the Company, for payment for past services, valued at $9,100.

▪	On March 2, 2020, the Company issued 6,250 shares of common stock to Robert J. Mendola, a director of the Company, in consideration for past services rendered to the Board, valued at $11,375.

▪	On March 2, 2020, the Company issued 5,000 shares of common stock to Rupert Duchesne, a director of the Company, in consideration for past services rendered to the Board, valued at $9,100.

▪	On March 2, 2020, the Company issued 5,000 shares of common stock to Doug Checkeris, a director of the Company, in consideration for past services rendered to the Board, valued at $9,100.

▪	On March 9, 2020, the Company issued 60,000 shares of restricted common stock, valued at $109,200 for services rendered.

▪	On March 9, 2020, the Company issued 40,000 shares of restricted common stock, valued at $72,800, for services rendered.

▪	On March 9, 2020, the Company issued 15,000 shares of restricted common stock, valued at $27,300, for services rendered.

▪	On March 9, 2020, the Company issued 25,000 shares of restricted common stock, valued at $45,500, for services rendered.

▪	On April 23, 2020, the Company entered into a Consulting Agreement, pursuant to which the Company issued 20,000 shares of restricted common stock, valued at $16,400, for services rendered.

The Company had 13,270,589 and 13,064,339 shares of common stock issued and outstanding as of May 31, 2020 and February 29, 2020, respectively.

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

As a result of the Company’s April 2019 underwritten offering, the exercise price of the warrants to purchase 724,000 shares of common stock granted as part of the Company’s October 2, 2018 registered offering were automatically adjusted from $2.85 per share to $2.00 per share.

The following table sets forth common stock purchase warrants outstanding as of May 31, 2020 and February 29, 2020, and changes in such warrants outstanding for the three months ended May 31, 2020:

	Warrant	Weighted Average Exercise
Outstanding, February 29, 2020	1,347,391	$3.32
Warrants granted	—	$—
Warrants exercised/forfeited/expired	(70,300)	$(5.00)
Outstanding, May 31, 2020	1,277,071	$3.23
Common stock issuable upon exercise of warrants	1,277,071	$4,124,247

At May 31, 2020, there were warrants outstanding to purchase 1,277,071 shares of common stock with a weighted average exercise price of $3.23 and a weighted average remaining life of 2.06 years.

At February 29, 2020, there were warrants outstanding to purchase 1,347,391 shares of common stock with a weighted average exercise price of $3.32 and a weighted average remaining life of 2.30 years.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of May 31, 2020 and February 29, 2020. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

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

On October 1, 2019, the Company entered into a new contract for a new call center, approximately 4,048 square feet, at 6345 South Pecos Road, Suites 206, 207, and 208, Las Vegas, Nevada 89120. The lease has a term of one year from October 1, 2019 through September 30, 2020. Monthly base rental costs; (i) $ 3,643 from October 1, 2019 through November 30, 2019 and (ii) $3,789 from December 1, 2019 through September 30, 2020. The rent also includes the monthly payment of the operating expenses (Tenant’s Proportionate Share of the Building and/or Project) which costs approximately $1,100 per month.

The rent for the quarters ended May 31, 2020 and May 31, 2019 was $35,833 and $19,227, respectively. The Company recorded operating lease Right-to-Use asset of $56,527 along with current operating lease liability of $59,688 and long-term operating lease liability of $0 as of May 31, 2020.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2021	FYE 2022	FYE 2023 and beyond	Total
Leases	$84,422	$1,471	$—	$85,893
Insurance	34,014	—	—	34,014
Other	5,250	—	—	5,250
Totals	$123,686	$1,471	$—	$125,157

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations. As of May 31, 2020, there has been no further update on the arbitration.

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

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS, Inc. (“IDS”) and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 shares of restricted common stock of the Company (the “IDS Shares”) issued to IDS pursuant to the terms of an Intellectual Property Purchase Agreement in August 2019 (the “IP Purchase Agreement”) and preventing such persons from selling or transferring any IDS Shares, seeks damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts.

The complaint was filed as a result of IDS’s failure to deliver the intellectual property assets which the Company purchased pursuant to the IP Purchase Agreement (the “IP Assets”), certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On June 9, 2020, June 10, 2020 and July 7, 2020, the Company borrowed an additional $300,000, $50,000 and $250,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust Note (described above under “Note 6 – Related Party Promissory Notes and Transactions”). As of the date of this report, the Revolving Monaco Trust Note has a balance of $2,175,000 and the amount remaining under the note of $525,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the Revolving Monaco Trust Note, with the approval of the Monaco Trust.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 29, 2020 found in our Annual Report on Form 10-K that the Company filed with the Securities and Exchange Commission on May 29, 2020 (the “Annual Report”). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report.

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements”, within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. As of May 31, 2020, there had been no material changes to any of the critical accounting policies contained therein.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information - Item 1. Financial Statements”.

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

All of Monaker’s ALRs, also commonly referred to as Vacation Rentals are:

i)	Controlled by Property Management Companies. This is a key point of differentiation for Monaker, as the sole focus of Property Management Companies is to rent and service their properties, unlike an individual homeowner who often rents their property on a casual or part-time basis. We believe working with property managers results in four key benefits:

►	All properties are Instantly Bookable (all Property Management Company inventory is integrated into Monaker’s Booking Engine allowing for instant confirmations);
►	Higher levels of service for renters (property managers are full-time operators);
►	Higher Quality Assurance (property managers generally have an incentive to eliminate trouble properties); and
►	Certified Rentable (most property managers are licensed and bonded requiring them to ensure properties are “legal to rent” and are further responsible for paying required taxes on behalf of homeowners.

ii)	Exclusively Individual Units. Our vacation homes and residential resort units are never shared, nor do we rent rooms in homes like other ALR companies. All ALR inventory is fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property managers rent to the public on a nightly, weekly or monthly basis.

We believe that Monaker’s B2B model of supplying its significant ALR inventory directly to well-established travel distributors has three key benefits being:

1)	Monaker avoids the need to market and try and develop its own direct to consumer brand (which can be expensive). Instead it is able to supply product into well established distribution websites that already have significant customer traffic and bookings.

2)	Monaker has positioned itself uniquely in the ALR sector - which is one of the fastest growth segments within the travel industry. ALR inventory provides a key solution to traditional travel distributors. According to a January 3, 2017 article by Kevin May, the Editor In Chief of PhocusWire, as posted on Tnooz.com (“Private accommodation travel bookings to reach $106 billion by 2018”), it is estimated that roughly 1 out of 5 lodging accommodations in 2018 was an ALR transaction and by most accounts this growth is continuing to accelerate (notwithstanding the current decreases in lodging and travel caused by COVID-19).

3)	Monaker B2B ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means risking the loss of their consumers to other ALR sites. By integrating Monaker’s ALR inventory in a “White Label” solution alongside their existing travel products (i.e., Air/Car/Hotel/Cruise/Tour bookings), it solves a key issue by allowing the customers of traditional travel distributors to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially lose the entire booking.

Monaker’s Direct to Consumer Websites

Monaker has established a direct to consumer presence through a number of websites. While these sites are anticipated to represent a minor portion of the Company’s revenues moving forward, they do perform two very important functions;

♦	The direct to consumer platforms are used for demonstration purposes to show traditional travel companies how ALR products could be integrated into their platforms, and
♦	The sites allow consumers to bundle specialty vacation tours and other offerings with ALR products.

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

In May 2020, Maupintour Phase 1 launched. Maupintour Vacation Home Rentals (i.e., the ability to book ALR properties on the Maupintour website) is scheduled to launch by the beginning of August 2020, funding permitting. NextTrip (what we used to refer to as NextTrip.biz) has an initial launch planned for mid-August 2020 with additional releases of features every nine weeks after the launch until the entire platform is built-out in late 2020 or early 2021, funding permitting.

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

Traveler Login. Travelers are able to create accounts on the NextTrip.com website that enable them access to their booking activity through the website.Travel Blog. Travel guides, videos and pictures as well as travel articles can be accessed through the NextTrip Travel Blog and Travelmagazine.com.

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

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products as we have surpassed 3.2 million properties in the booking engine.

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

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2020 Compared to the Three Months Ended May 31, 2019

Revenues

Our total revenues decreased 64% to $7,874 for the three months ended May 31, 2020, compared to $21,817 for the three months ended May 31, 2019, a decrease of $13,943. The decrease in sales is mainly due to the impact of the coronavirus (COVID-19) pandemic on the global travel industry. We received many cancellations during the first quarter and thereafter as travelers were unwilling, or unable, due to COVID-19 and worldwide travel restrictions associated therewith. Our sales have decreased drastically as a result of the pandemic. Some travelling schedules have been postponed to later in the year, or the beginning of the next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time; provided that we expect such pandemic to continue to have a material adverse effect on our revenues for the remainder of the calendar year and continuing into 2021.

Cost of Revenues

Our total cost of revenues decreased 55% to $5,527 for the three months ended May 31, 2020, compared to $12,382 for the three months ended May 31, 2019, a decrease of $6,855. Our gross profit is $2,347 for the three months ended May 31, 2020, compared to $9,435 for the three months ended May 31, 2019. Cost of revenues and gross profit decreased as a result of the decrease in revenues discussed above.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses decreased 23% to $1,205,111 for the three months ended May 31, 2020, compared to $1,554,674 for the three months ended May 31, 2019, a decrease of $349,563. This decrease was mainly attributable to (i) a decrease in technology and development of $338,261 or 68% to $159,814 for the three months ended May 31, 2020, compared to $498,075 for the three months ended May 31, 2019, as a result of the fact that approximately 45% to 70% of our technology and development costs have been capitalized since December 2019; and (ii) a decrease in stock-based compensation of $362,649, to $62,583 for the three months ended May 31, 2020, compared to $425,232 for the three months ended May 31, 2019, due to no bonus being paid for the period ended May 31, 2020. The aforementioned decreases were offset by (i) an increase in general and administrative expenses of $111,697 or 56%, to $312,117 for the three months ended May 31, 2020, compared to $200,420 for the three months ended May 31, 2019, which was due to increases in consulting fees and professional fees including legal fees associated with our ongoing litigation; and (ii) and increase in salary and benefits to $492,076 for the three months ended May 31, 2020, compared to $347,143 for the three months ended May 31, 2019, mainly due to 3 new personnel added to the Company during the first quarter.

Other Income (Expenses)

Our other income (expenses) includes valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $846,183 for the three months ended May 31, 2020, compared to total other income of $108,903 for the three months ended May 31, 2019, an increase of $955,086 from the prior period. The increase is mainly attributable to increases in the realized loss on sale of marketable securities in connection with the sale of shares of Verus, in the amount of $513,312, and the valuation loss on our holdings of Bettwork and Recruiter.com in the amount of $341,933 for the three months ended May 31, 2020, compared to a valuation gain of $148,035 for the three months ended May 31, 2019, and an increase of $40,650 in interest expense to $79,063 for the three months ended May 31, 2020, compared to $38,413 for three months ended May 31, 2019. The increase in interest expense is due to our increased amounts in loan and promissory notes in the current period.

Net Loss

We had a net loss of $2,048,947 for the three months ended May 31, 2020, compared to a net loss of $1,436,336 for the three months ended May 31, 2019, an increase in net loss of $612,611 or 43% from the prior period. The increase in net loss was primarily due to increases of (i) $111,697 in general and administrative expenses, (ii) $1,003,280 in valuation loss and realized loss on sale of marketable securities, and (iii) $144,933 in salaries and benefits, offset by a decrease of $362,649 in stock-based compensation, and a $338,261 decrease in technology and development expenses, as described in greater detail above.

Liquidity and Capital Resources

At May 31, 2020, we had $73,814 of cash on-hand, a decrease of $88,692 from $162,506 at February 29, 2020. The decrease in cash is due primarily to $1,012,674 of cash used in operating activities, offset by net proceeds of $1,071,534 from promissory notes, including $895,000 from the Iliad Note and $176,534 from the Paycheck Protection Program loan each described in greater detail under “Note 5 – Line of Credit and Notes Payable”, to the unaudited financial statements included herein. We also had $1,836,469 of investment in unconsolidated affiliate as of May 31, 2020, which represented securities which we hold in Verus, Bettwork, and Recruiter.com, as described in greater detail in “Note 3 – Investment in Equity Instruments”, to the unaudited financial statements included herein. Moving forward we plan to liquidate such securities through market and/or private sales. As of May 31, 2020, the Company had total current liabilities of $4,715,068, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from National Bank of Commerce of which $1,192,716 was drawn as of May 31, 2020 (the same amount as of February 29, 2020), and $895,000 owed pursuant to a secured promissory note with Iliad Research and Trading, L.P. (each of which are described in greater detail under “Note 5 – Line of Credit and Notes Payable”, to the unaudited financial statements included herein), accounts payable and accrued expenses of $704,284 (a decrease of $129,395 from $833,679 as of February 29, 2020), other current liabilities of $288,380 (a decrease of $112,312 from $400,692 as of February 29, 2020), a note payable of $1,575,000 owed to the Donald P. Monaco Trust, of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company, and $59,688 of operating lease liability. We had long-term liabilities consisting of $176,534 owed under the PPP Note from Commercial Bank. The note owed to the Donald P. Monaco Trust has a $1,575,000 balance as of May 31, 2020, compared to $1,400,000 as of February 29, 2020. The Monaco Trust Note has a balance of $2,175,000 and the amount remaining under the note of $525,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the note, with the approval of the Monaco Trust. We anticipate that we will satisfy our current liabilities from proceeds derived from equity sales (similar to the April 2019 underwritten offering), sales of marketable securities which we hold as of May 31, 2020 (as discussed above), and revenue generated from sales, as well as from our cash on hand, of which there can be no assurance.

As of May 31, 2020, we had $9,133,919 in total assets, $4,891,602 in total liabilities ($4,715,068 of which were current liabilities), negative working capital of $4,059,541 and a total accumulated deficit of $117,901,844. Negative working capital of $4,059,541 as of May 31, 2020, represented an increase of $1,548,926 compared to the $2,510,615 of negative working capital which we had as of February 29, 2020.

Net cash used in operating activities was $1,012,674 for the three months ended May 31, 2020, a decrease of $466,176 from the $1,478,850 of cash used in operating activities during the three months ended May 31, 2019. The main items relating to the decrease were a decrease of $362,649 in stock-based compensation and a $317,572 decrease in other current liabilities, which were offset by $1,003,280 of valuation loss, $321,441 of increase in prepaid and other current assets and $348,476 of increase in accounts payable and accrued expenses.

Net cash used in investing activities increased to $147,552 for the three months ended May 31, 2020, an increase of $147,369 from the $183 of cash used in investing activities during the three months ended May 31, 2019. The increase was due to the payment of $151,000 relating to debt issuance costs and $82,516 of website development costs, offset by proceeds of $87,316 from sale of Verus securities.

Net cash provided by financing activities was $1,071,534 for the three months ended May 31, 2020, a decrease of $639,483 from the $1,711,017 of cash provided by financing activities during the three months ended May 31, 2019. The main items relating to the decrease were $1,785,930 of net proceeds received from the Company’s April 2019 underwritten offering, offset by proceeds from the sale of the secured promissory note of $895,000 and the PPP loan of $176,534.

Additional information regarding our notes receivable, investments in equity instruments, acquisitions and dispositions, line of credit and notes payable can be found under “Note 2 – Notes Receivable”, “Note 3 – Investment in Equity Instruments”, “Note 4 – Acquisitions and Dispositions”, “Note 5 – Line of Credit and Notes Payable” and “Note 6 –Related Party Promissory Notes and Transactions”, to the unaudited financial statements included herein. We have very limited financial resources. We currently have a monthly cash requirement of approximately $385,000, exclusive of capital expenditures. We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of May 31, 2020, we had approximately $4.7 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from equity and debt financings and we anticipate we will need to meet our funding requirements through the sale of equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our services and fund the operations for the next 12 months.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our second fiscal 2021 financial results or for the year ended February 28, 2021, we currently anticipate a significant decrease in year-over-year revenue (similar to the decrease in quarter-over-quarter revenue we experienced during the quarter ended May 31, 2020), which decreases we currently expect to continue throughout the remainder of fiscal 2021 and possibly beyond. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is unknown and impossible to predict at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

This represents the risk of loss that may result from the potential change in value of a financial instrument because of fluctuations in interest rates and market prices. We do not currently have any trading derivatives, nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of May 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of May 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 29, 2020, filed with the Commission on May 29, 2020, under the heading “Risk Factors” except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 29, 2020, under “Risk Factors” or below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of May 31, 2020, the Company had an accumulated deficit of $117,901,844. Net loss for the quarter ended May 31, 2020, amounted to $2,048,947. Our travel operations generated a gross profit of $2,347 for the quarter ended May 31, 2020 and as of May 31, 2020, we had a working capital deficit of $4,059,541. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. concern.

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

We currently have a monthly cash requirement of approximately $385,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully- implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity.

Since our inception, we have funded our operations with the proceeds from equity and debt financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

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

The COVID-19 pandemic, and governmental responses thereto, including travel restrictions, ‘stay-at-home’ orders and required social distancing orders, have severely restricted the level of economic activity around the world, and is having an unprecedented effect on the global travel industry. Additionally, the ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels and airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses.

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

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions are beginning to be lifted in many jurisdictions, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

The Company’s liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms and insolvencies.

It is difficult to estimate COVID-19’s impact on future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been and will continue to be significant and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity position for the foreseeable future. In the near term, we do expect that the COVID-19 pandemic will continue to negatively affect our operating results and year-over-year results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered securities during the three months ended May 31, 2020 and from the period from June 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company’s February 29, 2020, Annual Report, or in a Current Report on Form 8-K, except as disclosed below:

On March 9, 2020, the Company issued 60,000 shares of restricted common stock, valued at $109,200 for services rendered.

On March 9, 2020, the Company issued 40,000 shares of restricted common stock, valued at $72,800, for services rendered.

On March 9, 2020, the Company issued 15,000 shares of restricted common stock, valued at $27,300, for services rendered.

On March 9, 2020, the Company issued 25,000 shares of restricted common stock, valued at $45,500, for services rendered.

On April 23, 2020, the Company entered into a Consulting Agreement, pursuant to which the Company issued 20,000 shares of restricted common stock, valued at $16,400, for services rendered.

We claim an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there-from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 16, 2020 and effective April 14, 2020, we and Crystal Falls entered into a first amendment to the Crystal Note to extend the maturity date of such note to August 14, 2020.

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

MONAKER GROUP, INC.

Date: July 10, 2020	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: July 10, 2020	/s/ Sirapop ‘Kent’ Taepakdee
Sirapop ‘Kent’ Taepakdee
Acting Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630

3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.3	9/25/2017	333-220619

3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.4	9/25/2017	333-220619

3.5	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669

3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.6	9/25/2017	333-220619

3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669

3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753

3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.1	9/25/2017	000-52669

3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.2	9/25/2017	000-52669

3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.3	9/25/2017	000-52669

3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018	8-K	3.1	2/12/2018	000-52669

3.14	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669

10.1	Second Amendment to Amended and Restated Promissory Note dated March 27, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	03/30/2020	001-38402

10.2	First Amendment to Promissory Note ($25,000) dated January 29, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K	10.4	01/31/2020	001-38402

10.3	Second Amendment to Promissory Note ($25,000) dated March 27, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K	10.2	03/30/2020	001-38402

10.4	First Amendment to Promissory Note ($150,000) dated January 29, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K	10.6	01/31/2020	001-38402

10.5	Second Amendment to Promissory Note ($150,000) dated March 27, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K	10.3	03/30/2020	001-38402

10.6%	Note Purchase Agreement dated April 3, 2020, by and between Monaker Group, Inc. and Iliad Research and Trading, L.P.	8-K	10.1	04/09/2020	001-38402

10.7	$895,000 Secured Promissory Note dated April 3, 2020 evidencing amounts owed by Monaker Group, Inc. to Iliad Research and Trading, L.P.	8-K	10.2	04/09/2020	001-38402

10.8	Security Agreement dated April 3, 2020 by Monaker Group, Inc. in favor of Iliad Research and Trading, L.P.	8-K	10.3	04/09/2020	001-38402

10.9	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce dated May 7, 2020	8-K	10.1	05/13/2020	001-38402

10.10	$176,534 U.S. Small Business Administration Paycheck Protection Plan Note dated May 8, 2020	8-K	10.2	05/13/2020	001-38402

10.11	First Amendment to Promissory Note dated April 16, 2020 and effective April 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	X

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.

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