Form 10-Q
period 2020-08-31
Monaker Group, Inc.
filed 2020-10-15
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2020

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

As of October 14, 2020, the registrant had 14,564,589 shares of its common stock, par value $0.00001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	August 31,	February 29,
	2020	2020
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$424,914	$162,506
Prepaid expenses and other current assets	132,023	334,995
Investment in unconsolidated affiliate - Short-term	164,662	979,954
Notes receivable, net	37,500	37,500
Security deposits	94,536	53,279
Total current assets	853,635	1,568,234

Investment in unconsolidated affiliate	1,177,849	1,849,077
Website Development costs and intangible assets, net	7,051,023	6,712,547
Fixed Assets, net	24,268	19,664
Operating lease right-of-use asset	36,185	76,762
Total assets	$9,142,960	$10,226,284

Liabilities and Stockholders’ Deficit
Current Liabilities
Line of Credit & Notes Payable	$1,739,890	$1,192,716
Accounts payable and accrued expenses	819,005	833,679
Other current liabilities	82,055	400,692
Operating lease liability	38,194	76,762
Revolving promissory notes - related party	2,175,000	1,575,000
Total current liabilities	4,854,144	4,078,849

Paycheck Protection Program loan – long term	176,534	—
Total liabilities	$5,030,678	$4,078,849

Commitments and contingencies

Stockholders’ equity
Common stock, $.00001 par value; 500,000,000 shares authorized; 14,461,839 and 13,069,339 shares issued and outstanding at August 31, 2020 and February 29, 2020, respectively	144	131
Additional paid-in-capital	124,724,106	122,000,201
Accumulated deficit	(120,611,968)	(115,852,897)
Total stockholders’ equity	4,112,282	6,147,435
Total liabilities and stockholders’ equity	$9,142,960	$10,226,284

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	For the Three Months ended		For the Six Months ended
	August 31,	August 31	August 31,	August 31
	2020	2019	2020	2019
Revenues
Travel and Commission revenues	$34,545	$247,833	$42,419	$269,650
Gross revenues	34,545	247,833	42,419	269,650

Cost of revenues	(28,240)	(199,055)	(33,767)	(211,437)
Gross profit	6,305	48,778	8,652	58,213

Operating Expenses
General and administrative	1,435,014	340,311	1,747,131	540,731
Salaries and benefits	531,242	384,968	1,023,318	732,111
Technology and development	156,208	480,121	316,022	978,196
Stock-based compensation	106,879	165,429	169,462	590,661
Selling and promotions expense	75,975	2,241	149,180	12,594
Depreciation and Amortization	57,990	73,451	163,306	146,902
Total operating expenses	2,363,308	1,446,521	3,568,419	3,001,195

Operating Loss	(2,357,003)	(1,397,743)	(3,559,767)	(2,942,982)

Other Expense
Valuation loss, net	(302,376)	(2,557,669)	(644,309)	(2,409,634)
Interest expense	(106,889)	(28,101)	(185,952)	(66,514)
Contract settlement expenses	—	—	—	—
Realized gain/(loss) on sale of marketable securities	28,796	—	(484,516)	—
Other Income	27,348	9,392	115,473	8,673
Total other expense	(353,121)	(2,576,378)	(1,199,304)	(2,467,475)

Net Loss	$(2,710,124)	$(3,974,121)	$(4,759,071)	$(5,410,457)

Weighted average number of common shares outstanding
Basic	13,764,257	11,056,138	13,509,141	10,540,198

Diluted	13,764,257	11,056,138	13,509,141	10,540,198

Basic net loss per share	$(0.20)	$(0.36)	$(0.35)	$(0.51)

Diluted net loss per share	$(0.20)	$(0.36)	$(0.35)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the six months ended August 31, 2020

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, February 29, 2020	—	$—	13,069,339	$131	$122,000,201	$(115,852,897)	$6,147,435

Common stock issued for cash	—	—	1,000,000	10	1,819,990	—	1,820,000
Shares issued for stock compensation	—	—	102,500	1	126,561	—	126,562
Shares issued for Investor Relations	—	—	255,000	2	733,654	—	733,656
Shares issued for marketing services	—	—	35,000	—	43,700	—	43,700
Net (loss)	—	—	—	—	—	(4,759,071)	(4,759,071)
Balances, August 31, 2020	—	$—	14,461,839	$144	$124,724,106	$(120,611,968)	$4,112,282

For the Three months ended August 31, 2020

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, May 31, 2020	—	$—	13,270,589	$133	$122,144,027	$(117,901,844)	$4,242,316

Common stock issued for cash	—	—	1,000,000	10	1,819,990	—	1,820,000
Shares issued for stock compensation	—	—	61,250	—	57,679	—	57,679
Shares issued for Investor Relations	—	—	130,000	1	702,410	—	702,411
Shares issued for marketing services	—	—	—	—	—	—	—
Net (loss)	—	—	—	—	—	(2,710,124)	(2,710,124)
Balances, August 31, 2020	—	$—	14,461,839	$144	$124,724,106	$(120,611,968)	$4,112,282

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the six months ended August 31, 2019

	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, February 28, 2019	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647
Common stock issued for cash	—	—	1,000,500	10	1,785,920	—	1,785,930
Warrants Exercised	—	—	122,350	1	275,086	—	275,087
Stock issued for stock compensation	—	—	123,124	1	370,811	—	370,812
Shares issued for Investor Relations	—	—	34,000	—	102,000	—	102,000
Shares issued for Intangible Assets	—	—	1,968,000	20	4,919,980	—	4,920,000
Warrants expired	—	—	—	—	(254,943)	—	(254,943)
Net (loss)	—	—	—	—		(5,410,457)	(5,410,457)
Balances, August 31, 2019	—	$—	$12,838,930	$128	$121,464,616	$(111,808,668)	$9,656,076

For the Three months ended August 31, 2019
	Preferred Stock A		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, May 31, 2019	—	$—	10,713,806	$107	$116,326,768	$(107,834,547)	$8,492,328
Common stock issued for cash	—	—	—	—	—	—	—
Warrants Exercised	—	—	—	—	—	—	—
Stock issued for stock compensation	—	—	123,124	1	370,811	—	370,812
Shares issued for Investor Relations	—	—	34,000	—	102,000	—	102,000
Shares issued for Intangible Assets	—	—	1,968,000	20	4,919,980	—	4,920,000
Warrants Expired	—	—	—	—	(254,943)	—	(254,943)
Net (loss)	—	—	—	—		(3,974,121)	(3,974,121)
Balances, August 31, 2019	—	$—	$12,838,930	$128	$121,464,616	$(111,808,668)	$9,656,076

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities:
Net loss	$(4,759,071)	$(5,410,457)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Amortization and depreciation	163,306	146,902
Stock based compensation and consulting fees	876,618	217,869
Valuation loss, net	1,128,825	2,940,225
Shares issued for intangible assets	—	4,920,000
Changes in operating assets and liabilities:
Increase/(Decrease) in prepaid expenses and other current assets	189,016	(376,522)
(Decrease)/Increase in accounts payable and accrued expenses	(14,675)	129,797
(Decrease)/Increase in other current liabilities	(155,031)	77,597

Net cash provided by (used in) operating activities	$(2,571,012)	$2,645,411

Cash flows from investing activities:
Payment related to Intangible assets	(151,000)	(4,981,622)
Purchase of furniture, fixture, and equipment	(7,073)	—
Payment related to website development costs	(259,910)	(183)
Proceeds from sale of marketable securities	107,695	—

Net cash (used in) investing activities	$(310,288)	$(4,981,805)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,820,000	1,785,930
Proceeds from exercise of warrants	—	275,087
Proceeds from Paycheck Protection Program loan	176,534	—
Proceeds from promissory notes	895,000	—
Payment on promissory notes	(347,826)	—
Payment on promissory notes - related party	(225,000)	(350,000)
Proceeds from promissory notes - related party	825,000	700,000

Net cash provided by financing activities	$3,143,708	$2,411,017

Net increase in cash	$262,408	$74,653

Cash at beginning of period	$162,506	$32,979

Cash at end of period	$424,914	$107,632

Supplemental disclosure:
Cash paid for interest	$185,952	$66,514

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

The results of operations for the six months ended August 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2021.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at August 31, 2020 and February 29, 2020.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $160,837 and $146,902 during the six months ended August 31, 2020 and 2019, respectively.

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

Going Concern

As of August 31, 2020, and February 29, 2020, the Company had an accumulated deficit of $120,611,968 and $115,852,897, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $460,000.

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, and increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. We anticipate obtaining a portion of such funds from HotPlay in the event the HotPlay Exchange Agreement closes. Our failure to close the Share Exchanges or obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2020, we had $4,854,143 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

On July 23, 2020, we entered into (a) a Share Exchange Agreement with HotPlay Enterprise Limited (“HotPlay” and the “HotPlay Exchange Agreement”) and the stockholders of HotPlay (the “HotPlay Stockholders” and the transactions contemplated by the HotPlay Exchange Agreement, the “HotPlay Share Exchange”); and (b) a Share Exchange Agreement with certain stockholders holding shares of Axion Ventures, Inc. (“Axion”, the “Axion Stockholders” and the “Axion Exchange Agreement” and collectively with the HotPlay Exchange Agreement, the “Exchange Agreements”) and certain debt holders holding debt of Axion (the “Axion Creditors” and the transactions contemplated by the Axion Exchange Agreement, the “Axion Share Exchange”, and together with the HotPlay Share Exchange, the “Share Exchanges”).

Pursuant to the HotPlay Exchange Agreement, the HotPlay Stockholders agreed to exchange 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company following the closing of the transactions contemplated therein) for 67.8% of the Company’s Post-Closing Capitalization (defined below)(the “HotPlay Percentage” and the “HotPlay Shares”). The Company’s “Post-Closing Capitalization” is equal to the total number of shares of Common Stock issued and outstanding following the completion of the Exchange Agreements, and calculated by dividing (A) the total number of shares of the Company’s Common Stock outstanding immediately prior to the closing of the Exchange Agreements (the “Closing”), by (B) 17.4%, and rounding such number up to the nearest whole share.

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders agreed to exchange ordinary shares of Axion currently equal to 33.9% of the outstanding common shares of Axion; and (b) the Axion Creditors agreed to exchange $7,757,024 in promissory notes issued by, or other debt owed by, Axion to such Axion Creditors (the “Axion Debt”), with the Company, in consideration for an aggregate of 14.8% of the Company’s Post-Closing Capitalization (as defined above)(the “Axion Percentage” and the “Axion Shares”), and warrants. Specifically, (1) the Axion Creditors are to receive one share of Company Common Stock for each $2.00 of debt exchanged (the “Debt Shares”), currently anticipated to total an aggregate of 3,878,512 shares (based on $7,757,024 of debt to be exchanged), (2) one of the Axion Creditors is to receive a warrant to purchase that number of shares of Company Common Stock as equals the total of the debt exchanged, divided by $4.00, currently anticipated to total warrants to purchase 1,939,256 shares of Common Stock (the “Creditor Warrants”), and (3) the Axion Stockholders are to receive such number of shares of Common Stock as equals the Axion Percentage of the Post-Closing Capitalization, less the Debt Shares, such that the total number of shares issuable to the Axion Stockholders and Axion Creditors (without taking into account any shares issuable upon exercise of the Creditor Warrants), will total the Axion Percentage following the Closing.

Our current plan is to close the transactions contemplated by the Share Exchanges. We currently operate solely in the travel industry. Upon the completion of the HotPlay Exchange Agreement, the Company plans to transition its operations to those of both a travel company, and an in-game advertising company. During the period until the Closing of the HotPlay Exchange Agreement, and in the event the HotPlay Exchange Agreement is not consummated, the Company intends to continue to actively operate solely in the travel industry.

Management’s plans with regard to this going concern are as follows: the Company plans to work towards closing the HotPlay and Axion share exchanges, which are subject to certain closing conditions and other requirements, will continue to raise funds with third parties by way of public or private offerings, and management and members of the Board are working aggressively to increase the viewership of our products by promoting it across other mediums which we anticipate will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our second fiscal 2021 financial results or for the year ended February 28, 2021, we anticipate a significant decrease in year-over-year revenue (similar to the decrease in quarter-over-quarter revenue we experienced during the quarters ended May 31, 2020 and August 31, 2020), which decreases we currently expect to continue throughout the remainder of fiscal 2021 and possibly beyond. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is unknown and impossible to predict at this time.

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

Note 2 – Notes Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of August 31, 2020 and February 29, 2020 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of August 31, 2020 and February 29, 2020; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

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

$37,500 Promissory Note from Crystal Falls Investments LLC.

On January 13, 2020, we entered into a Promissory Note with Crystal Falls Investments LLC. (“Crystal” and the “Crystal Note”), a related party, in the amount of $37,500. The Crystal Note bears interest at 12% per year and matured on April 14, 2020. On April 16, 2020 and effective April 14, 2020, a first amendment to the Crystal Note was entered to extend the maturity date to August 14, 2020. All interest and the principal under the Crystal Note are due and payable on the maturity date. The Crystal Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by 2,000,000 shares of Bettwork’s common stock currently held in escrow. The Company has the right to elect at maturity of the Crystal Note to either take payment of the amount due (i) in cash, or (ii) pledged shares, or any combination of cash and shares. The outstanding principal balance of the Crystal Note as of August 31, 2020 and February 29, 2020 is $37,500 and $37,500, respectively.

On September 15, 2020, and effective August 14, 2020, a second amendment to the Crystal Note was entered to between us and Crystal Falls, to extend the maturity date of the Crystal Note to February 14, 2021. All other terms of the Crystal Note remain unchanged.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of August 31, 2020 and February 29, 2020 is $0. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock was quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of August 31, 2020 and February 29, 2020 is $0, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017, through the date of exchange. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock was quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Unconsolidated Affiliates

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc and NestBuilder.com Corp (OTCMKTS: VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of August 31, 2020, and February 29, 2020, Monaker owned 16,345,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock. This interest was written down to zero ($0) as of February 28, 2015.

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

As of August 31, 2020, the Company owned 54,887,546 shares of common stock of Verus. As of August 31, 2020, the 54,887,546 shares of Verus’s common stock held by the Company had a value of $0.003 per share ($164,663 in aggregate) which resulted in a decrease in the fair value of such shares of $725,506 for the six months ended August 31, 2020. The change in fair value of $725,506 is recognized in net loss as other expense, realized loss, net, as of August 31, 2020.

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

As of August 31, 2018 (the end of the last fiscal quarter prior to the entry into the Stock Purchase Agreements), the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through August 31, 2020.

As of February 29, 2020, the shares of Bettwork’s common stock were trading at $0.25 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock to $1,535,714 and caused an accumulated fair value loss of $6,081,427 to be realized. The change in fair value of $6,081,427 is recognized in net loss as other income, valuation loss, net, as of February 29, 2020.

As August 31, 2020, the 6,142,856 remaining shares of Bettwork’s common stock were trading at $0.15 per share valued at $921,428, which decreased the fair value by $614,286 for the fiscal year to date. The change in fair value of $614,286 is recognized in net loss as other expense, valuation loss, net for the six months ended August 31, 2020.

Recruiter.com Group, Inc., formerly Truli Technologies Inc (OTCQB: RCRT)

On August 31, 2016, Monaker entered into a Marketing and Stock Exchange Agreement with Recruiter.com (“Recruiter”). The Agreement required Monaker to issue to Recruiter 75,000 shares of Monaker common stock in exchange for 2,200 shares of Recruiter common stock. Also, Monaker issued to Recruiter an additional 75,000 shares of Monaker common stock for marketing initiatives within the Recruiter platform. In essence, Monaker issued 75,000 shares of its common stock to purchase 2,200 shares of Recruiter, and Monaker issued an additional 75,000 shares of its common stock as a prepayment for marketing and advertising within the Recruiter platform. Recruiter was at that time a private company with a platform that companies and individuals use for employment placements. Monaker’s investment in Recruiter was valued on May 31, 2019 at $412,247.

On January 15, 2019, pursuant to an Agreement and Plan of Merger / Merger Consideration, Truli Technologies Inc which subsequently changed its name to Recruiter.com Group, Inc. (OTCQB: RCRT) (“Recruiter.com”), acquired Recruiter and Monaker exchanged its 2,200 shares in Recruiter for 11,141,810 shares of Recruiter.com common stock.

On August 22, 2019, Recruiter.com announced a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-80. This resulted in a reduction in the shares of Recruiter.com’s common stock held by the Company from 11,141,810 shares to 139,273 shares, which shares were valued at $2.70 per share at market closing on the date of the reverse.

As of February 29, 2020, each share of Recruiter.com’s common stock was valued at $2.25 per share which decreased the fair value of the 139,273 shares of Recruiter.com common stock to $313,363 and caused an accumulated fair value loss of $160,164 to be realized. The change in fair value of $160,164 is recognized in net loss as other income, valuation loss, net, as of February 29, 2020.

As of August 31, 2020, the 134,310 shares of Recruiter.com’s common stock were trading at $2.00 per share and valued at $268,620, which increased the fair value of such shares by $44,743 for the six months ended August 31, 2020. The change in fair value of $44,743 is recognized in net income as other income, valuation gain, net, as of August 31, 2020.

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

During the second quarter from June 1, 2020 to August 31, 2020, the Company sold no shares of Verus’ common stock to the public in open market transactions.

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

As of August 31, 2020, and February 29, 2020, $1,192,716 is outstanding under the line of credit.

Interest expense charged to operations relating to this line of credit was $33,545 and $38,665 for the six months ended August 31, 2020 and 2019, respectively. The Company has accrued interest as of August 31, 2020 and 2019 of $6,460 and $-0-, respectively.

Note Purchase Agreement: Iliad Research and Trading, L.P.

On April 3, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Iliad Research and Trading, L.P. (“Iliad”), pursuant to which the Company sold the Lender a Secured Promissory Note in the original principal amount of $895,000 (the “Iliad Note”). Iliad paid consideration of $800,000 for the Iliad Note, which included an original issue discount of $80,000 and reimbursement of Iliad’s transaction expenses of $15,000.

The Iliad Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on April 3, 2021). From time to time, beginning six months after issuance, Iliad may redeem a portion of the Iliad Note, not to exceed an amount of $200,000 per month. In the event we do not pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the Iliad Note. Under certain circumstances the Company may defer the redemption payments up to three times, for a duration of 30 days each, provided that upon each such deferral the outstanding balance of the Iliad Note is increased by 2%. Subject to the terms and conditions set forth in the Iliad Note, the Company may prepay all or any portion of the outstanding balance of the Iliad Note at any time subject to a prepayment penalty equal to 15% of the amount of the outstanding balance to be prepaid. For so long as the Iliad Note remains outstanding, the Company has agreed to pay to Iliad 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the Iliad Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the Iliad Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the Iliad Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Iliad may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

Pursuant to the Iliad Note, we provided Iliad a right of first refusal to purchase any promissory note, debenture or other debt instrument which we propose to sell, other than sales to officers or directors of the Company and/or sales to the government. Each time, if ever, that we provide Iliad such right, and Iliad does not exercise such right to provide such funding, the outstanding balance of the Iliad Note increases by 3%. Each time, if ever, that we fail to comply with the terms of the right of first refusal, the outstanding balance of the Iliad Note increases by 10%. Additionally, upon each major default described in the Iliad Note (i.e., the failure to pay amounts under the Iliad Note when due or to observe any covenant under the Note Purchase Agreement (other than the requirement to make Equity Payments)) the outstanding balance of the Iliad Note automatically increases by 15%, and for each other default, the outstanding balance of the Iliad Note automatically increases by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the Iliad Note immediately prior to the first event of default.

In connection with the Note Purchase Agreement and the Iliad Note, the Company has entered into a Security Agreement with Iliad (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company, subject to the priority lien and security interest of National Bank (as defined above) which secures amounts due under its $1.2 million line of credit.

The Note Purchase Agreement and the Iliad Note contain customary events of default. As described in the Iliad Note, upon the occurrence of certain events of default, the outstanding balance of the Iliad Note will become automatically due and payable, and upon the occurrence of other events of default, Iliad may declare the outstanding balance of the Iliad Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Iliad), interest on the Iliad Note will accrue at a rate of 22% per annum, or such lesser rate as permitted under applicable law. The Note Purchase Agreement prohibits Iliad from shorting our stock through the period that Iliad holds the Iliad Note.

The Purchase Agreement also provides for indemnification of Iliad and its affiliates in the event that they incur loss or damage related to, among other things, a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

On July 30, 2020, we made a prepayment of $347,826 towards the Iliad Note. As of August 31, 2020, the outstanding principal amount of the Iliad Note is $547,174 and the accrued interest is $34,969.

The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a $176,534 loan (the “Loan”) from The Commercial Bank (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the “CARES Act”. The Loan is evidenced by a promissory note (the “PPP Note”), dated effective May 8, 2020, issued by the Company to the Lender. The Note is unsecured with a 2-year term, matures on May 8, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 8, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan will be available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest may be forgiven to the extent Loan proceeds are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that at least 60% of such Loan funds are used for payroll). The Company intends to use the entire Loan amount for designated qualifying expenses and to apply for forgiveness of the respective Loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Note and cross-defaults.

On August 14, 2020, the Company submitted the loan forgiveness application to Commercial Bank for the entire amount of $176,534. The accrued interest is $561 as of August 31, 2020. Management believes the principal and interest amounts will be forgiven.

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

On March 13, 2020 and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust. On June 9, 2020 and June 10, 2020, the Company borrowed an additional $300,000 and $50,000, respectively, from the Monaco Trust. On July 7, 2020 and July 20, 2020, the Company borrowed an additional $250,000 and $50,000, respectively, from the Monaco Trust. On July 27, 2020, the Company paid principal of $50,000 and accrued interest of $49,784. As of August 31, 2020, the Revolving Monaco Trust Note has a balance of $2,175,000 and the amount remaining under the note of $525,000, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the Revolving Monaco Trust Note, with the approval of the Monaco Trust.

On March 27, 2020, the Company entered into second amendments to the Director Notes to extend the maturity date of such Director Notes from April 1, 2020 to June 1, 2020, and entered into an amendment to extend the due date of the Revolving Monaco Trust Note from April 1, 2020 to December 1, 2020 (the “Second Note Amendment”). All remaining terms of the promissory notes remained unchanged.

On April 17, 2020, the Company paid off the Promissory Note with Pasquale LaVecchia in the amount of $26,225 (the principal of $25,000 and the interest of $6,225). On May 1, 2020, the Company paid off the Promissory Note with Robert J. Mendola, Jr. in the amount of $157,595 (the principal of $150,000 and the interest of $7,595). As of August 31, 2020 and August 31, 2019, the outstanding balances of the promissory notes with Pasquale LaVecchia and Robert J. Mendola, Jr. were $0 and $0, respectively.

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

Series A Preferred Stock

The Company has authorized and designated 3,000,000 shares of Preferred Stock as Series A 10% Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The holders of record of shares of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of the Company and shall be entitled to one hundred (100) votes for each share of Series A Preferred Stock. There are no Series A Preferred Stock shares outstanding.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of August 31, 2020 and February 29, 2020.

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of August 31, 2020 and February 29, 2020. These dividends will only be payable when and if declared by the Board.

Share Repurchase Transactions

During the six months ended August 31, 2020 and 2019, there were no repurchases of the Company’s common stock by Monaker.

Common Stock

During the six months ended August 31, 2020, the following shares of common stock and other securities were issued and granted:

▪	On March 2, 2020, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a director of the Company, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $11,375.

▪	On March 2, 2020, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $13,650.

▪	On March 2, 2020, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $11,375.

▪	On March 2, 2020, the Company issued 5,000 shares of common stock to Simon Orange, a Director of the Company, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $9,100.

▪	On March 2, 2020, the Company issued 6,250 shares of common stock to Robert J. Mendola, Jr., a director of the Company, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $11,375.

▪	On March 2, 2020, the Company issued 5,000 shares of common stock to Rupert Duchesne, a director of the Company, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $9,100.

▪	On March 2, 2020, the Company issued 5,000 shares of common stock to Doug Checkeris, a director of the Company, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $9,100.

▪	On March 9, 2020, the Company issued 60,000 shares of restricted common stock to a consultant, valued at $109,200, for investor communication services rendered.
▪	On March 9, 2020, the Company issued 40,000 shares of restricted common stock to a consultant, valued at $72,800, for public relations services rendered.
▪	On March 9, 2020, the Company issued 15,000 shares of restricted common stock to a consultant, valued at $27,300, for digital marketing services rendered.
▪	On March 9, 2020, the Company issued 25,000 shares of restricted common stock to a consultant, valued at $45,500, for investor relations services rendered.
▪	On April 23, 2020, the Company entered into a Consulting Agreement, pursuant to which the Company issued 20,000 shares of restricted common stock to a consultant, valued at $16,400, for digital marketing and corporate communications services rendered.

▪	On June 9, 2020, the Company issued 6,250 shares of common stock to Pasquale LaVecchia, a director of the Company, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $8,875.

▪	On June 9, 2020, the Company issued 7,500 shares of common stock to Donald P. Monaco, the Chairman of the Board, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $10,650.

▪	On June 9, 2020, the Company issued 6,250 shares of common stock to Doug Checkeris, a director of the Company, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $8,875.

▪	On June 9, 2020, the Company issued 5,000 shares of common stock to Simon Orange, a Director of the Company, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $7,100.

▪	On June 9, 2020, the Company issued 6,250 shares of common stock to Robert J. Mendola, Jr., a director of the Company, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $8,875.

▪	On June 9, 2020, the Company issued 5,000 shares of common stock to Rupert Duchesne, a director of the Company, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $7,100.

▪	On June 9, 2020, the Company issued 5,000 shares of common stock to Alexandra Zubko, a director of the Company, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $7,100.

▪	On June 22, 2020, the Company issued 10,000 shares of restricted common stock, valued at $10,200 to an employee, in connection with a new employee agreement.

▪	On June 22, 2020, the Company issued 50,000 shares of restricted common stock to a consultant, valued at $92,500 for public and investor relations services rendered.
▪	On July 27, 2020, the Company issued 1,000,000 shares of common stock valued at $2,000,000 in a public offering whereby it sold 1,000,000 shares at a $2.00 per share offering price. We paid 7% of the aggregate public offering price to the placement agent in the offering.
▪	On August 10, 2020, the Company issued 22,000 shares of restricted common stock to a consultant, valued at $49,062, for public relations services rendered.
▪	On August 10, 2020, the Company issued 36,000 shares of restricted common stock to a consultant, valued at $80,283, for investor communication services rendered.
▪	On August 10, 2020, the Company issued 22,000 shares of restricted common stock to a consultant, valued at $49,062, for investor relations services rendered.

The Company had 14,461,839 and 13,069,339 shares of common stock issued and outstanding as of August 31, 2020 and February 29, 2020, respectively.

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

Additionally, as a result of the reduction in the exercise price of the Pacific Grove warrants which was agreed to pursuant to the Amendment, the anti-dilution provisions of the purchase agreement entered into with the purchasers pursuant to the July 31, 2017 purchases were triggered. Specifically, because the Company issued shares of common stock below (a) the $5.00 price per share of the securities sold pursuant to the purchase agreement, the purchasers were due an additional 14,458 shares of the Company’s common stock; and (b) the $5.25 exercise price of the warrants sold pursuant to the purchase agreement (and the warrants granted to the placement agent), automatically decreased to $5.125 per share.

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

As a result of the Company’s April 2019 underwritten offering, the exercise price of the warrants to purchase 724,000 shares of common stock granted as part of the Company’s October 2, 2018 registered offering was automatically adjusted from $2.85 per share to $2.00 per share.

The following table sets forth common stock purchase warrants outstanding as of August 31, 2020 and February 29, 2020, and changes in such warrants outstanding for the six months ended August 31, 2020:

	Warrants	Weighted Average Exercise
Outstanding, February 29, 2020	1,347,391	$3.32
Warrants granted	—	$—
Warrants exercised/forfeited/expired	(100,320)	$(3.30)
Outstanding, August 31, 2020	1,247,071	$3.22
Common stock issuable upon exercise of warrants	1,247,071	$4,011,747

At February 29, 2020, there were warrants outstanding to purchase 1,347,391 shares of common stock with a weighted average exercise price of $3.32 and a weighted average remaining life of 2.30 years.

At August 31, 2020, there were warrants outstanding to purchase 1,247,071 shares of common stock with a weighted average exercise price of $3.22 and a weighted average remaining life of 1.82 years.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of August 31, 2020 and February 29, 2020. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

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

On October 1, 2019, the Company entered into a new contract for a new call center, approximately 4,048 square feet, at 6345 South Pecos Road, Suites 206, 207, and 208, Las Vegas, Nevada 89120. The lease has a term of one year from October 1, 2019 through September 30, 2020. Monthly base rental costs; (i) $ 3,643 from October 1, 2019 through November 30, 2019 and (ii) $3,789 from December 1, 2019 through September 30, 2020. The rent also includes the monthly payment of the operating expenses (Tenant’s Proportionate Share of the Building and/or Project) which costs approximately $1,100 per month. We did not renew this lease.

The rent for the quarters ended August 31, 2020 and May 31, 2020 was $33,628 and $19,447, respectively. The Company recorded operating lease Right-to-Use asset of $36,185 along with current operating lease liability of $38,194 and long-term operating lease liability of $0 as of August 31, 2020.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2021	FYE 2022	FYE 2023 and beyond	Total
Leases	$66,875	$1,471	$—	$68,347
Insurance	20,890	—	—	20,890
Other	2,100	—	—	2,100
Totals	$89,865	$1,471	$—	$91,337

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

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations. As of August 31, 2020, there has been no further update on the arbitration.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS, Inc. (“IDS”) and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. CACE-20-007088). Pursuant to the complaint, the Company alleged causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 shares of restricted common stock of the Company (the “IDS Shares”) issued to IDS pursuant to the terms of an Intellectual Property Purchase Agreement in August 2019 (the “IP Purchase Agreement”) and preventing such persons from selling or transferring any IDS Shares, seeks damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts.

The complaint was filed as a result of IDS’s failure to deliver the intellectual property assets which the Company purchased pursuant to the IP Purchase Agreement (the “IP Assets”), certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder. IDS, through its counsel, sent a letter threatening to bring a shareholders’ derivative action and/or direct suit against the Company. In response to such letter, the Board of Directors empowered the governance committee to conduct an internal investigation into the claims, which investigation is ongoing. Management of the Company believes the claims are meritless.

On April 29, 2020, the Company filed a Verified Motion for Temporary Injunction (the “Injunction Motion”). The Court has not yet scheduled a hearing on the Injunction Motion. A clerk’s default has been entered against one of the defendants TD Assets Holding, LLC for failing to timely respond to the complaint. By agreement of the parties, the deadline for certain of the defendants, Navarro Hernandez, P.L., and Aaron M. McKown, to respond to the Complaint has been stayed. Defendants IDS, TD Assets Holding, LLC, and Ari Daniels were served, but did not file with the clerk of the court, an answer, affirmative defenses, and counterclaims (the “Answer and Counterclaim”). The Answer and Counterclaim included alleged breach of contract and tort claims against the Company. On September 17, 2020, the Company moved to strike the affirmative defenses and dismiss the counterclaims. On October 5, 2020, defendants IDS, TD Assets Holding, LLC, and Ari Daniels filed an amended Answer and Counterclaim, including alleged breach of contract, tort, and federal securities claims against the Company, Mr. William Kerby, our Chief Executive Officer and an employee of the Company. The Company intends to vigorously pursue the claims asserted in the complaint and the Company and its officer/employee denies the claims alleged in the Answer and Counterclaim and will vigorously defend such claims.

If the Company does not prevail, it will retain the rights to the IP Assets and may elect to complete the source code that was acquired from IDS to make the source code production ready. If the Company prevails in the lawsuit, the Company will return the IP Assets to IDS. Therefore, until such time as the disposition of the lawsuit is determined, the Company will keep the “CIP – IDS Project” assets recorded at a value of $5 Million. Once a determination on the lawsuit has been made, Monaker will take appropriate action regarding the value of these assets.

On July 27, 2020, the Company entered into a confidential settlement agreement with certain of the defendants in the IDS matter, Navarro Hernandez, P.L., Aaron M. McKown, and Jeffery S. Bailey. The settlement provided for mutual releases of the parties and amounts payable from such parties to the Company in four tranches, in consideration for such settlement, of which such payments (three received thus far) have been timely paid pursuant to the terms of the settlement.

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On September 1, 2020, September 18, 2020 and September 30, 2020, HotPlay advanced us $300,000, $700,000 and $1,000,000, respectively, which advances were evidenced by Convertible Promissory Notes which we issued to HotPlay (the “HotPlay Notes”). The advances were required conditions to the HotPlay Exchange Agreement (see “Note 1 – Summary of Business Operations and Significant Accounting Policies—Going Concern”, above), under which HotPlay is required to loan us $1,000,000 on or before August 31, 2020, which date was mutually agreed to be extended through September 18, 2020, which payment has been received, and is required to loan us an additional $1,000,000 (each a “Subsequent Loan”, and together with the initial loan, the “HotPlay Loans”), on September 30, 2020 (which payment was made as described above), and on the 15th day of each calendar month thereafter (each a “Required Lending Date”), through the date of closing of the HotPlay Exchange Agreement.

The HotPlay Loans have an interest rate of 1% per annum. Each HotPlay Note (together with the other HotPlay convertible notes) is automatically forgiven by HotPlay in the event the HotPlay Exchange Agreement is terminated: (a) by written agreement of the parties thereto; (b) by HotPlay (and its stockholders) if the closing has not occurred on or before the required date set forth in the HotPlay Exchange Agreement (currently October 30, 2020); (c) by the Company if either: (i) HotPlay has not completed the acquisition of (A) 49% of the Class A shares of the capital stock of HotPlay (Thailand) Company Limited (“HP Thailand”); and (B) (x) not less than 90% of the voting, and (y) 95% of the economic and liquidation rights associated with, HP Thailand through a preferred share structure within 30 days after the entry into the Exchange Agreement (provided that the Company has verbally agreed to extend such deadline for an additional 60 days, until October 19, 2020); (ii) the Axion Share Exchange has been terminated before closing; or (iii) the closing has not occurred on or before October 30, 2020, unless the failure of the closing to have occurred is attributable to a failure on the part of the Company; (d) by the Company if HotPlay (x) is not able to obtain audited and interim financial statements in the form required by the Securities and Exchange Commission, or (y) does not supply all of the information required for the Company to file its initial proxy statement to seek approval of among other things, the Exchange Agreement, by the date which falls 75 days after the date of the Exchange Agreement (provided that the Company has verbally agreed to extend such deadline for an additional 45 days, until October 25, 2020); (e) by the Company, if there is a material adverse effect on HotPlay or any schedule delivered by HotPlay is found to be materially misleading or conflict with any prior written or oral statement delivered to the Company; or (f) by the Company, if any representations or warranties made by HotPlay or its stockholders in the HotPlay Exchange Agreement are found to be materially inaccurate or any covenants are breached.

Alternately, if the HotPlay Exchange Agreement is terminated: (a) by HotPlay or its principal stockholder (as applicable) because a governmental authority of competent jurisdiction issues a final non-appealable order, or takes any other action having the effect of, permanently restraining, enjoining, or otherwise prohibiting the consummation of the transactions contemplated by the HotPlay Exchange Agreement (a “Government Action”); (b) by HotPlay if any event occurs that makes it impossible to satisfy a condition precedent to the HotPlay Exchange Agreement (including, but not limited to any termination of the Axion exchange agreement); (c) by HotPlay if there is a material adverse effect on the Company; or (d) by HotPlay if any representations or warranties made by the Company in the HotPlay Exchange Agreement are found to be materially inaccurate or any covenant of the Company is breached; or by the Company in connection with a Government Action or any event shall occur that shall have made it impossible to satisfy a condition precedent to the HotPlay Exchange Agreement (including, but not limited to any termination of the Axion Exchange Agreement)(except as discussed above in connection with events which result in the automatic forgiveness of the HotPlay Note), then the then outstanding principal amount of the HotPlay Notes together with all accrued and unpaid interest thereon, automatically convert into fully paid and nonassessable shares of the Company’s common stock at $2.00 per share.

In the event the transactions contemplated by the HotPlay Exchange Agreement close, it is anticipated that the HotPlay Notes will be forgiven as an intracompany loan.

If the Company fails to deliver the shares due upon a conversion within five business days, or the Company enters into a voluntary or involuntary bankruptcy proceeding, then HotPlay can declare the entire amount of the note due and payable (provided the note is automatically due upon the occurrence of certain bankruptcy events), and such note will accrue interest at the rate of 18% per annum until paid in full.

On September 1, 2020, the Company entered into a consulting agreement with Beachfront Travel Consulting LLC for their services and expertise in Call Center and Sales Operations. The consultant will assist the Company in the development and design of a Call Center Operation to support the brand. The Company agreed to pay the consultant compensation of 1,500 restricted shares of common stock per month, with a price equal to the closing price on the last day of the month and the consultant agreed to advise the Company on policies and procedures, performance metrics and reporting, operational standards and training of call center staff. The agreement continues on a month-to-month basis until terminated by the Company upon 30 days’ prior notice.

On September 8, 2020, the Company issued a total of 41,250 shares of common stock to the members of the Board of Directors of the Company, in consideration for services rendered to the Board during the quarter ended August 31, 2020, valued at $99,825.

On September 8, 2020, the Company issued a total of 60,000 shares of common stock to employees of the Company, in consideration for awards and bonuses earned during the quarter ended August 31, 2020, valued at $145,200.

On September 17, 2020, the Company entered into a license agreement with JANIIS, Inc. JANIIS, Inc. designed and sells a proprietary vacation rental management software and an electronic platform, hosted through Amazon Cloud Services, which is used by property managers to manage the property rental business. This agreement will allow the Company to resell an unlimited number of JANIIS software licenses/users and integrate our MBE (Monaker Booking Engine) into the JANIIS platform thereby increasing the amount of marketable available properties. The initial term of this agreement is 3 years with an annual license fee of $65,000.

On September 22, 2020, the Company made a payment of $200,000 under the Revolving Monaco Trust Note, including $142,408 of principal and $57,592 of interest owed thereunder (described above under “Note 6 – Related Party Promissory Notes and Transactions”). As of the date of this report, the Revolving Monaco Trust Note has a balance of $2,032,592 and the amount of available principal remaining under the note of $667,408, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the Revolving Monaco Trust Note, with the approval of the Monaco Trust.

On October 6, 2020, the Company made a payment of $200,000 to Iliad Research and Trading, L.P. after receiving a redemption notice as per the agreement. The entire amount of the payment was applied as a reduction to the principal borrowed, leaving an outstanding balance of $387,993, which consists of $347,174 of principal and $40,819 of accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 29, 2020 found in our Annual Report on Form 10-K that the Company has filed with the Securities and Exchange Commission on May 29, 2020 (the “Annual Report”). In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. As of August 31, 2020, there had been no material changes to any of the critical accounting policies contained therein.

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

Our ambition is to become the largest instantly bookable vacation rental platform in the world, providing large travel distributors via a B2B model. Instantly bookable” means that the property does not require approval from the host or owner before it can be booked, subject to availability and other restrictions that may apply.

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

These sites include NextTrip.com, which provides a complete booking and expense tracking solution for business travel with the ability to book air, car, hotel and ALR products for business travelers.

NextTrip.com, Maupintour.com and EXVG.com provide both ALR products and auxiliary services directly to consumers, so travelers can purchase compete vacation packages. NextTrip.com, Maupintour.com and EXVG.com (as well as with distributors) allow travelers to search and compare our large and detailed inventory of listings to find ALRs meeting their needs.

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

The platform is a proprietary technology that allows our users to search large travel suppliers of alternative lodging inventories and offers comprehensive and optimal alternatives at the most inexpensive rates to choose from.

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

The Company sells its ALR travel inventory through various distribution channels. The primary distribution channel is through its business-to-business (B2B) channel partners which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution will occur through the Company’s own websites at NextTrip.com and Maupintour.com. Additionally, we will be offering high end ALR products along with specialty travel products and services via Maupintour.com, targeting high value inventory to customers with complex or high-end travel needs.

Monaker’s core holdings are planned to be streamlined by later this year into four key platforms being; the Monaker Booking Engine (MBE), NextTrip.com, Maupintour.com, and TravelMagazine.com.

The Monaker Booking Engine (MBE) is the Company’s proprietary technology and platform providing access to more than 3.2 million instantly bookable vacation rental homes, villas, chalets, apartments, condos, resort residences, and castles. This 3.2 million in ALR inventory is based on the number of properties that are contained in the MBE. In this regard, the amount of ALR inventory by which Monaker measures the number of instantly bookable properties is static. As such, notwithstanding the fact that there are 3.2 million properties in the MBE, there may be less properties actually available for booking at any particular moment in time. The difference between the static inventory in the MBE and the number of properties that are actually bookable at any one time is impacted by, among other things, property availability and restrictions placed on bookings by travel distributors. This ALR product can be accessed by other travel distributors using the Company’s API.

NextTrip.com is the primary consumer website, where travel services and products are booked. The travel services and products include tours, activities/attractions, airlines, hotels, and car rentals and where ALRs are booked as well.

Maupintour complements the Nextrip.com offerings by providing high-end tour packages, activities/attractions, and specialized ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically, because the ALR is a high value property.

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

In May 2020, Maupintour Phase 1 launched. Maupintour Vacation Home Rentals (i.e., the ability to book ALR properties on the Maupintour website) was launched in August 2020. NextTrip (what we used to refer to as NextTrip.biz) was launched in October 2020, with additional releases of features planned until the entire platform is built-out in late 2020 or early 2021, funding permitted.

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

To date, we have focused on developing our booking engine and establishing relationships with suppliers to increase the size of our instantly bookable inventory. The booking engine has produced little revenue to date because, among other reasons, of the limited number of widely-used distribution partners with which we have been able to establish relationships. We have recently begun contracting with established, widely-used distribution partners to make our inventory available through their distribution channels. The success of the booking engine will depend on users of those distribution partners booking properties supplied by our booking engine, and on our ability to expand the number of such distribution partners that utilize our booking engine.

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products as we have surpassed 3.2 million properties in the booking engine.

The Company is a Nevada corporation headquartered in Weston, Florida.

Sufficiency of Cash Flows

In connection with our entry into the HotPlay Exchange Agreement (described below), we have been receiving advances from HotPlay, including advances of $300,000, $700,000 and $1,000,000, on September 1, 2020, September 18, 2020 and September 30, 2020, as discussed in greater detail below, pursuant to the terms of that agreement, which are required to continue on a monthly basis through the closing date of the Share Exchanges. We anticipate that these advances, assuming they continue as required pursuant to the terms of the HotPlay exchange agreement, will be sufficient to provide us working capital through the closing of the Share Exchanges. In the event the Share Exchanges do not close on a timely basis, HotPlay ceases making required advances, or the Share Exchanges are terminated, we anticipate requiring additional funding, because our projected cash generated from operations is not sufficient to meet our cash needs for working capital and capital expenditures, and if such additional funds are required, management intends to seek additional equity or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Recent Events

As disclosed in the Current Report on Form 8-K which we filed with the SEC on July 23, 2020, on July 23, 2020, we entered into (a) a Share Exchange Agreement with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders” and the “HotPlay Share Exchange”); and (b) a Share Exchange Agreement with certain stockholders holding shares of Axion Ventures, Inc. (“Axion” and the “Axion Stockholders”) and certain debt holders holding debt of Axion (the “Axion Creditors” and the “Axion Share Exchange”, and collectively with the HotPlay Exchange Agreement, the “Exchange Agreements” and the transactions contemplated therein, the “Share Exchanges”).

Pursuant to the HotPlay Exchange Agreement, the HotPlay Stockholders agreed to exchange 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company following the closing of the transactions contemplated therein) for 67.8% of the Company’s Post-Closing Capitalization (defined below)(the “HotPlay Percentage” and the “HotPlay Shares”). The Company’s “Post-Closing Capitalization” is equal to the total number of shares of Common Stock issued and outstanding following the completion of the Exchange Agreements, and calculated by dividing (A) the total number of shares of the Company’s Common Stock outstanding immediately prior to the closing of the Exchange Agreements (the “Closing”), by (B) 17.4%, and rounding such number up to the nearest whole share.

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders agreed to exchange ordinary shares of Axion currently equal to 33.9% of the outstanding common shares of Axion; and (b) the Axion Creditors agreed to exchange $7,757,024 in promissory notes issued by, or other debt owed by, Axion to such Axion Creditors (the “Axion Debt”), with the Company, in consideration for an aggregate of 14.8% of the Company’s Post-Closing Capitalization (as defined above)(the “Axion Percentage” and the “Axion Shares”), and warrants. Specifically, (1) the Axion Creditors are to receive one share of Company Common Stock for each $2.00 of debt exchanged (the “Debt Shares”), currently anticipated to total an aggregate of 3,878,512 shares (based on $7,757,024 of debt to be exchanged), (2) one of the Axion Creditors is to receive a warrant to purchase that number of shares of Company Common Stock as equals the total of the debt exchanged, divided by $4.00, currently anticipated to total warrants to purchase 1,939,256 shares of Common Stock (the “Creditor Warrants”), and (3) the Axion Stockholders are to receive such number of shares of Common Stock as equals the Axion Percentage of the Post-Closing Capitalization, less the Debt Shares, such that the total number of shares issuable to the Axion Stockholders and Axion Creditors (without taking into account any shares issuable upon exercise of the Creditor Warrants), will total the Axion Percentage following the Closing.

The Creditor Warrants, issuable at the closing of the Axion Share Exchange, will have cashless exercise rights, will have a term of three years, and will vest on the earlier of (a) the date the Axion Debt is fully repaid by Axion or (ii) the date that we obtain 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur within twelve (12) months of the grant date, or the Axion Creditor Warrants will terminate. All of the Creditor Warrants will be granted to Cern One Limited.

The Axion Exchange Agreement and HotPlay Exchange Agreement can be terminated by the parties thereto under various circumstances, including if the transactions contemplated thereby have not both been completed by October 30, 2020, and/or if HotPlay has not completed the HotPlay Acquisition within 30 days of the date of the parties’ entry into the HotPlay Exchange Agreement.

In total, the HotPlay Percentage and Axion Percentage (without taking into account any of the Axion Creditor Warrants issuable upon closing of the Axion Exchange Agreement, which are subject to vesting), will total 82.6% of the Company’s Post-Closing Capitalization, and the current stockholders of Monaker will hold 17.4% of the Company’s Post-Closing Capitalization, at the closing of the Share Exchanges.

We currently operate solely in the travel industry. Upon the completion of the HotPlay Exchange Agreement, the Company plans to transition its operations to those of both a travel company, and an in-game advertising company. During the period until the closing of the HotPlay Exchange Agreement, and in the event the HotPlay Exchange Agreement is not consummated, the Company intends to continue to actively operate solely in the travel industry.

On July 24, 2020, we entered into a Share Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) for the sale of 1,000,000 shares of the Company’s common stock in a registered direct offering. The shares of common stock were sold at $2.00 per share for aggregate gross proceeds of $2.0 million, before deducting the placement agent fees and related offering expenses. The closing of the sale of common stock occurred on July 27, 2020.

Under the Purchase Agreement, the Company has agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of the Company’s common stock or common stock equivalents for a period of ninety days from the closing of the offering, other than certain exempt issuances including, but not limited to, securities issued pursuant to the Company’s equity compensation plans.

Kingswood Capital Markets, a division of Benchmark Investments, Inc., acted as the sole placement agent for the Company (the “Placement Agent”) on a “reasonable best efforts” basis, in connection with the Offering. The Company entered into a Placement Agency Agreement, dated as of July 24, 2020, by and between the Company and the Placement Agent (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 7% of the gross proceeds paid to the Company for the securities and was reimbursed for certain out-of-pocket expenses.

The shares of common stock sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on April 17, 2018 and declared effective on July 2, 2018 (File No. 333-224309).

On September 1, 2020, September 18, 2020 and September 30, 2020, HotPlay advanced us $300,000, $700,000 and $1,000,000, respectively, which advances were evidenced by Convertible Promissory Notes which we issued to HotPlay (the “HotPlay Notes”). The advances were required conditions to the HotPlay Exchange Agreement, under which HotPlay is required to loan us $1,000,000 on or before August 31, 2020, which date was mutually agreed to be extended through September 18, 2020, which payment has been received, and is required to loan us an additional $1,000,000 (each a “Subsequent Loan”, and together with the initial loan, the “HotPlay Loans”), on September 30, 2020 (which payment was made as described above), and on the 15th day of each calendar month thereafter (each a “Required Lending Date”), through the date of closing of the HotPlay Exchange Agreement. The HotPlay Notes are described in greater detail above under “Note 10 – Subsequent Events”, to the unaudited financial statements included herein.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted. Since that time the U.S., and Florida in particular, have seen rapid increases in the spread of COVID-19. It is currently unclear whether the state of Florida, or other states, countries or other jurisdictions in which we provide travel services, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations and/or results of operations.

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

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period of time, even as restrictions are beginning to be lifted in many jurisdictions, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

The Company’s liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms and insolvencies. All of that could be exacerbated by the Company’s financial position, and working capital deficit of $4,000,509 as of August 31, 2020.

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

As a result of the above, in the event the Share Exchanges described above do not close timely, if at all, and/or if the Share Exchanges are terminated, or HotPlay ceases making advances to us as required under the terms of the Share Exchanges, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require, and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

RESULTS OF OPERATIONS

For the Three Months Ended August 31, 2020 Compared to the Three Months Ended August 31, 2019

Revenues

Our total revenues decreased 86% to $34,545 for the three months ended August 31, 2020, compared to $247,833 for the three months ended August 31, 2019, a decrease of $213,288 from the prior period. The decrease in sales is mainly due to the impact of the COVID-19 pandemic on the global travel industry. We received many cancellations during the quarter and thereafter as travelers were unwilling, or unable, due to COVID-19 and worldwide travel restrictions associated therewith, to undertake travel and tours. Our sales have decreased drastically as a result of the pandemic. Some travelling schedules have been postponed to later in the year, or the beginning of the next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time; provided that we expect such pandemic to continue to have a material adverse effect on our revenues for the remainder of the calendar year and continuing into 2021.

Cost of Revenues

Our total cost of revenues decreased 86% to $28,240 for the three months ended August 31, 2020, compared to $199,055 for the three months ended August 31, 2019, a decrease of $170,815. Our gross profit was $6,305 for the three months ended August 31, 2020, compared to $48,778 for the three months ended August 31, 2019. Cost of revenues and gross profit decreased as a result of the decrease in revenues discussed above.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses increased by $916,787 or 63% to $2,363,308 for the three months ended August 31, 2020, compared to $1,446,521 for the three months ended August 31, 2019. This increase was mainly attributable to an increase in general and administrative expenses of $1,094,703 for the three months ended August 31, 2020, which increased to $1,435,014 for the three months ended August 31, 2020, compared to $340,311 for the three months ended August 31, 2019, mainly as a result of (i) an increase in investor relations activities of $693,494 related to warrant valuation of $431,503 and consulting agreement costs of $270,908, and (ii) and a $232,415 increase in legal and professional fees These increases in general and administrative expenses were partially offset by a (ii) a decrease in stock-based compensation of $58,550, to $106,879 for the three months ended August 31, 2020, compared to $165,429 for the three months ended August 31, 2019 as a result of a fluctuation in share valuation as well as a $323,913 decrease in technology and development expenses, to $156,208 for the three months ended August 31, 2020, compared to $480,121 for the three months ended August 31, 2019 as a result of the capitalization of development costs.

Other Expenses

Our other expenses include valuation gain or loss on investments, interest expense, and other income.

Our total other expenses decreased to $353,121 for the three months ended August 31, 2020, compared to $2,576,378 for the three months ended August 31, 2019, a change of $2,223,258 from the prior period. The reduction is mainly attributable to the valuation change relating to our holdings of Bettwork, Verus and Recruiter.com, as described in greater detail in “Note 3 – Investment in Equity Instruments”, which resulted in a loss of only $302,376 for the three months ended August 31, 2020, compared to a loss of $2,557,669 for the three months ended August 31, 2019, for an improvement of $2,255,293. This improvement was partially offset by an increase of $78,788 in interest expense to $106,889 for the three months ended August 31, 2020, compared to $28,101 for three months ended August 31, 2019. The increase in interest expense is due to our increased loan balances and related expenses, particularly the Revolving Monaco Trust Note and others in the current period, compared to the prior one.

Net Loss

We had a net loss of $2,710,124 for the three months ended August 31, 2020, compared to a net loss of $3,974,121 for the three months ended August 31, 2019, resulting in a decrease in net loss of $1,263,998 or 32% from the prior period. The decrease in net loss was primarily due to the $2,170,297 decrease in total other expenses related to valuation changes in our investment holdings, which was offset by a decrease in gross profit of $42,473 and an increase in total operating expenses of $916,787, each as described in greater detail above.

RESULTS OF OPERATIONS

For the Six Months Ended August 31, 2020 Compared to the Six Months Ended August 31, 2019

Revenues

Our total revenues decreased 85% to $42,419 for the six months ended August 31, 2020, compared to $269,650 for the six months ended August 31, 2019, a decrease of $227,231. The decrease in sales is mainly due to the impact of the COVID-19 pandemic on the global travel industry. We received numerous cancellations during the first six months of the fiscal year and thereafter as travelers were unwilling, or unable, due to COVID-19 and worldwide travel restrictions associated therewith. Our sales have decreased drastically as a result of the pandemic. Some travelling schedules have been postponed to later in the year, or the beginning of the next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time; provided that we expect such pandemic to continue to have a material adverse effect on our revenues for the remainder of the calendar year and continuing into calendar 2021.

Cost of Revenues

Our total cost of revenues decreased 84% to $33,767 for the six months ended August 31, 2020, compared to $211,437 for the six months ended August 31, 2019, a decrease of $177,670. Our gross profit was $8,652 for the six months ended August 31, 2020, compared to $58,213 for the six months ended August 31, 2019. Cost of revenues and gross profit decreased as a result of the decrease in revenues discussed above.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses increased by $567,224 or 19% to $3,568,419 for the six months ended August 31, 2020, compared to $3,001,195 for the six months ended August 31, 2019. This increase was mainly attributable to an increase in general and administrative expenses of $1,206,400 for the six months ended August 31, 2020 which increased to $1,747,131, for the six months ended August 1, 2020, compared to $540,731, for the six months ended August 31, 2019, which was mainly the result of (i) an increase in investor relations activities of $439,739, to $528,661 for the six months ended August 31, 2020, compared to $88,922, for the six months ended August 31, 2019, and (ii) a $442,805 increase in legal and professional fees related to the aforementioned legal proceedings, which increased to $592,712 for the six months ended August 31, 2020, from $149,907 for the six months ended August 31, 2019. These increases in general and administrative expenses were partially offset by a (ii) a decrease in stock-based compensation of $421,199, to $169,462 for the six months ended August 31, 2020, compared to $590,661 for the six months ended August 31, 2019 based on a fluctuation in share valuation as well as a $662,174 decrease in technology and development expenses, to $316,022 for the six months ended August 31, 2020, compared to $978,196 for the six months ended August 31, 2019 as a result of the capitalization of development costs.

Other Expenses

Our other expenses includes valuation gain or loss on investments, interest expense, and other income.

Our total other expenses decreased to $1,199,304 for the six months ended August 31, 2020, compared to $2,467,475 for the six months ended August 31, 2019, a change of $1,268,172 from the prior period. The reduction is mainly attributable to the valuation change of our holdings of Bettwork, Verus and Recruiter.com, as described in greater detail in “Note 3 – Investment in Equity Instruments”, which resulted in a loss of only $644,309 for the six months ended August 31, 2020, compared to a loss of $2,409,475 for the six months ended August 31, 2019, for an improvement of $1,765,325. This improvement was partially offset by an increase of $119,438 in interest expense to $185,952 for the six months ended August 31, 2020, compared to $66,514 for the six months ended August 31, 2019. The increase in interest expense is due to our increased loan balances and promissory notes in the current period, compared to the prior one.

Net Loss

We had a net loss of $4,759,071 for the six months ended August 31, 2020, compared to a net loss of $5,410,457 for the six months ended August 31, 2019, resulting in a decrease in net loss of $651,387 or 12% from the prior period. The decrease in the net loss was primarily due to a decrease of $1,268,172 in total other expenses related to valuation changes in our investment holdings, which was offset by a decrease in gross profit of $49,561 and an increase in total operating expenses of $567,224 as described in greater detail above.

Liquidity and Capital Resources

At August 31, 2020, we had $424,914 of cash on-hand, an increase of $262,408 from the $162,506 of cash on hand we had at February 29, 2020. The increase in cash is due primarily to $2,000,000 raised through the sale of 1,000,000 in our public offering, less placement agent fees of $140,000, and expenses, which closed on July 27, 2020, as discussed in greater detail above under “Recent Events”, a net of $547,174 raised from the Iliad Note and $176,534 borrowed under the Paycheck Protection Program, each described in greater detail above under “Note 5 – Line of Credit and Notes Payable”, to the unaudited financial statements included herein.

We also had $164,662 of investment in unconsolidated affiliate-short-term as of August 31, 2020, which represented securities which we hold in Verus, Bettwork, and Recruiter.com, as described in greater detail in “Note 3 – Investment in Equity Instruments”, to the unaudited financial statements included herein. Moving forward we plan to liquidate such securities through market and/or private sales. Our largest asset as of August 31, 2020, was $7,051,023 of website development costs and intangible assets, net, mainly related to the IDS project.

As of August 31, 2020, the Company had total current liabilities of $4,854,144, consisting of other notes payable in the form of a Line of Credit facility of $1,200,000 from National Bank of Commerce of which $1,192,716 was drawn as of August 31, 2020 (the same amount as of February 29, 2020), and $547,174 owed pursuant to a secured promissory note with Iliad Research and Trading, L.P. (each of which are described in greater detail under “Note 5 – Line of Credit and Notes Payable”, to the unaudited financial statements included herein), accounts payable and accrued expenses of $819,005 (a decrease of $14,674 from $833,679 as of February 29, 2020), other current liabilities of $82,055 (a decrease of $318,637 from $400,692 as of February 29, 2020), a total of $2,175,000 owed under the Revolving Monaco Trust Note (described above under “Note 6 – Related Party Promissory Notes and Transactions”, to the unaudited consolidations financial statements included above), and $38,194 of operating lease liabilities. We had long-term liabilities consisting of $176,534 owed under the PPP Note (discussed in greater detail above under “Note 5 – Line of Credit and Notes Payable”, to the unaudited financial statements included herein).

On September 22, 2020, the Company made a payment of $200,000 under the Revolving Monaco Trust Note, including $142,408 of principal and $57,592 of interest owed thereunder (described above under “Note 6 – Related Party Promissory Notes and Transactions”, to the unaudited consolidations financial statements included above). As of the date of this report, the Revolving Monaco Trust Note has a balance of $2,032,592 and the amount remaining under the note of $667,408, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the Revolving Monaco Trust Note, with the approval of the Monaco Trust.

As of August 31, 2020, we had $9,142,960 in total assets, $5,030,678 in total liabilities ($4,854,144 of which were current liabilities), negative working capital of $4,000,509 and a total accumulated deficit of $120,611,968. The negative working capital of $4,000,509 as of August 31, 2020, represented an increase in working capital deficit of $1,489,894, compared to $2,510,615 of negative working capital which we had as of February 29, 2020, which increase was mainly due to the increase in current liabilities related to borrowings, offset by the increase in cash.

Net cash used in operating activities was $2,571,012 for the six months ended August 31, 2020, a decrease of $5,216,423 from the $2,645,411 of cash provided by operating activities during the six months ended August 31, 2019. The main items relating to such decrease were a net decrease of $1,811,400 in valuation related losses and a $4,920,000 decrease in gain on sale of assets, which totaled $0 for the six months ended August 31, 2020, compared to $4,920,000 for the six months ended August 31, 2019, in connection with the purchase of certain intellectual property assets from IDS as discussed in greater detail below, offset by an increase in stock-based compensation and investor related activities of $658,749 and a $651,387 decrease in net loss from operations.

Net cash used in investing activities decreased to $310,288 for the six months ended August 31, 2020, a decrease of $4,671,517 from the $4,981,805 of cash used in investing activities during the six months ended August 31, 2019. The decrease was due mainly to the payment of $4,570,895 relating to the purchase of intellectual property and intangible assets during the six months ended August 31, 2019, in connection with the August 2019 purchase of certain intellectual property assets from IDS, Inc. (“IDS”) for 1,968,000 shares of restricted common stock of the Company. As described above under “Note 8 – Commitments and Contingencies”, under the heading “Legal Matters”, in the unaudited financial statements included above, we are currently in litigation with IDS regarding the intellectual property purchase agreement and are seeking the return of the 1,968,000 shares issued in connection therewith.

Net cash provided by financing activities was $3,143,708 for the six months ended August 31, 2020, an increase of $732,691 from the $2,411,017 of cash provided by financing activities during the six months ended August 31, 2019. The main reason for the increase was an increase of $1,147,174 of net proceeds received from the promissory notes and loans, relating to amounts borrowed under the Revolving Monaco Trust Note (discussed in greater detail above under “Note 6 –Related Party Promissory Notes and Transactions”, to the unaudited financial statements included herein) and Iliad Note (discussed in greater detail above under “Note 5 – Line of Credit and Notes Payable”, to the unaudited financial statements included herein) during the six months ended August 31, 2020, compared to amounts borrowed under the Revolving Monaco Trust Note for the six months ended August 31, 2019, offset by an increase of $225,000 of payments made on promissory notes for the six months ended August 31, 2020, in connection with $347,826 repaid on the Iliad Note and $225,000 used to payoff the Director Notes compared to $350,000 for the six months ended August 1, 2019, in connection with amounts paid on the Revolving Monaco Trust Note, and a $275,087 decrease in stock and warrant related activities, to $0 for the current period, compared to $275,087 for the prior period.

On September 1, 2020, September 18, 2020 and September 30, 2020, HotPlay advanced us $300,000, $700,000 and $1,000,000, respectively, which advances were evidenced by Convertible Promissory Notes which we issued to HotPlay (the “HotPlay Notes”). The advances were required conditions to the HotPlay Exchange Agreement, under which HotPlay is required to loan us $1,000,000 on or before August 31, 2020, which date was mutually agreed to be extended through September 18, 2020, which payment has been received, and is required to loan us an additional $1,000,000 (each a “Subsequent Loan”, and together with the initial loan, the “HotPlay Loans”), on September 30, 2020 (which payment was made as described above), and on the 15th day of each calendar month thereafter (each a “Required Lending Date”), through the date of closing of the HotPlay Exchange Agreement. The HotPlay Notes are described in greater detail above under “Note 10 – Subsequent Events”, to the unaudited financial statements included herein.

Additional information regarding our notes receivable, investments in equity instruments, acquisitions and dispositions, line of credit and notes payable can be found under “Note 2 – Notes Receivable”, “Note 3 – Investment in Equity Instruments”, “Note 4 – Acquisitions and Dispositions”, “Note 5 – Line of Credit and Notes Payable”, “Note 6 –Related Party Promissory Notes and Transactions”, and “Note 10 – Subsequent Events”, to the unaudited financial statements included herein.

 We have very limited financial resources. We currently have a monthly cash requirement of approximately $460,000, exclusive of capital expenditures. In connection with our entry into the HotPlay Exchange Agreement (described below), we have been receiving advances from HotPlay, including advances of $300,000, $700,000 and $1,000,000, on September 1, 2020, September 18, 2020 and September 30, 2020, as discussed in greater detail below, pursuant to the terms of that agreement, which are required to continue on a monthly basis through the closing date of the Share Exchanges. We anticipate that these advances, assuming they continue as required pursuant to the terms of the HotPlay exchange agreement, will be sufficient to provide us working capital through the closing of the Share Exchanges. In the event the Share Exchanges do not close on a timely basis, HotPlay ceases making required advances, or the Share Exchanges are terminated, we anticipate requiring additional funding, because our projected cash generated from operations is not sufficient to meet our cash needs for working capital and capital expenditures, and if such additional funds are required, management intends to seek additional equity or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

We will need substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully-implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of August 31, 2020, we had approximately $5 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Although we currently cannot predict the full impact of the COVID-19 pandemic on our third fiscal 2021 financial results or for the year ended February 28, 2021, we currently anticipate a significant decrease in year-over-year revenue (similar to the decrease in quarter-over-quarter revenue we experienced during the quarter ended May 31, 2020 and quarter ended August 31, 2020), which decreases we currently expect to continue throughout the remainder of fiscal 2021 and possibly beyond. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is unknown and impossible to predict at this time.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of August 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of August 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of August 31, 2020, the Company had an accumulated deficit of $120,611,968. Net loss for the six months ended August 31, 2020, amounted to $4,759,071. Our travel and commission operations generated a gross profit of only $8,652 for the six months ended August 31, 2020 and as of August 31, 2020, we had a working capital deficit of $4,000,509. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

We currently have a monthly cash requirement of approximately $460,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully- implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition and liquidity.

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

As a result of the above, in the event the Share Exchanges described above under “Management’s Discussion and Analysis of Financial Condition and Resultions of Operations—Recent Events”, do not close timely, if at all, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require, and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

A significant portion of our assets are subject to ongoing litigation, the result of which may cause a reduction in the value of such assets on our balance sheet and/or require such assets to be written off.

The Company is currently in ongoing litigation with IDS, Inc. (“IDS”) and certain other defendants affiliated with IDS. In August 2019, the Company acquired certain intellectual property from IDS pursuant to the terms of an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”). The litigation seeks rescission of the IP Purchase Agreement and return of the 1,968,000 shares of restricted common stock of the Company (the “IDS Shares”) issued to IDS pursuant to the IP Purchase Agreement, among other things. In the event the IP Purchase Agreement is unwound, the value of our assets, or more specifically, the value of website development costs and intangible assets, net, on our balance sheet (currently $7,051,023), may be decreased by the value of such acquired assets ($4,570,895). Separately, depending on the outcome of the litigation, we may determine that a partial or full write-down of such intellectual property assets obtained from IDS is necessary or warranted. The outcome of the litigation with IDS and related parties may result in the value of our assets decreasing in value significantly, which could have a material adverse effect on our financial statements, our ability to raise funding, could trigger a default under our loan and other agreements, and/or could result in us failing to meet the continued listing requirements of The NASDAQ Capital Market, all of which could cause the value our securities to decline in value.

Risks Relating to The Share Exchanges:

The number of shares of common stock issuable pursuant to the Share Exchanges will not be set until immediately prior to closing the Share Exchanges and as such stockholders cannot be certain how many shares of common stock will be issued in the Share Exchanges.

Pursuant to the Share Exchanges, the Company has agreed to issue 67.8% of its Post-Closing Capitalization to the stockholders of HotPlay and 14.8% of its Post-Closing Capitalization to the stockholders holding shares of Axion, and certain creditors of Axion (each, without taking into account any shares of common stock issuable upon exercise of the Creditor Warrants), each as described in greater detail above under “Management’s Discussion and Analysis of Financial Condition and Resultions of Operations—Recent Events”. As a result, the total shares of common stock issuable upon closing of the Share Exchanges (which will total 82.6% of our Post-Closing Capitalization) cannot be determined at this time, since our total Post-Closing Capitalization cannot be determined at this time. However, the issuance of the shares of our common stock in connection with the Share Exchanges is anticipated to cause significant dilution to existing shareholders, and result in a change of control.

Combining HotPlay and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the Share Exchanges, including expected financial and operating performance of the combined company.

The success of the Share Exchanges will depend, in part, on the combined company’s ability to realize anticipated cost savings from combining the businesses of the Company and HotPlay. To realize the anticipated benefits and cost savings from the Share Exchanges, the Company and HotPlay must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and HotPlay are not able to successfully achieve these objectives, the anticipated benefits of the Share Exchanges may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Share Exchanges could be less than anticipated.

The Company and HotPlay have operated and, until the completion of the Share Exchanges, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the Share Exchanges. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and HotPlay during this transition period and for an undetermined period after completion of the Share Exchanges on the combined company.

The combined company may be unable to retain Company and/or HotPlay personnel successfully after the Share Exchanges are completed.

The success of the Share Exchanges will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and HotPlay. It is possible that these employees may decide not to remain with the Company or HotPlay, as applicable, while the Share Exchanges are pending, or with the combined company after the Share Exchanges are consummated. If key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company and HotPlay to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and HotPlay may not be able to locate or retain suitable replacements for any key employees who leave either company.

Regulatory and other approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Share Exchanges.

Before the Share Exchanges may be completed, applicable approvals may need to be obtained under certain laws and regulations and from various third parties. In deciding whether to grant regulatory clearances and approvals, the relevant governmental entities may consider, among other things, the effect of the Share Exchanges on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. We and HotPlay may need to provide significant additional consideration to third parties who hold contractual rights to approve and consent to the Share Exchanges. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Share Exchanges or that obtaining the consent of such regulators or third parties will not result in additional material costs. In addition, any such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Share Exchanges.

The consummation of the Share Exchanges will result in a change of control of the Company.

Due to the significant number of shares issuable at the closing of the Share Exchanges (i.e., 82.6% of our Post-Closing Capitalization), a change of control of the Company will be deemed to have occurred, and the owners of HotPlay prior to the Share Exchanges will obtain control of the Company (both as to the Board of Directors and voting control over the Company). Additionally, the HotPlay Exchange Agreement requires all but two of our current directors to resign and the appointment of five new directors, four of which are to be nominated by principals of HotPlay. Additionally, the new shareholders obtaining shares in the HotPlay Share Exchange will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares prior to the Share Exchanges will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove the directors appointed by the owners of the HotPlay Shares, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. An owner of the Company’s securities should keep in mind that your shares, and your voting of such shares, will likely have little effect on the outcome of corporate decisions.

Upon the closing of the Share Exchanges we plan to transition the majority of our business operations to those of HotPlay.

While we plan to continue to operate in the travel industry following the closing of the Share Exchanges, we anticipate that the more significant portion of our assets and operations will be related to in-game advertising. We have no experience operating as an in-game advertising company and our operations in such industry will be subject to all of the risks of any new business in a new industry. Our change in business structure may not be successful. Additionally, such new controlling stockholders, directors and officers may not be able to properly manage our new direction. If our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which may cause the value of our common stock to decline or become worthless.

 We will be subject to business uncertainties and contractual restrictions while the Share Exchanges are pending.

Uncertainty about the effect of the Share Exchanges on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Share Exchanges are completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the Share Exchanges have been successfully completed. Retention of certain employees may be challenging during the pendency of the Share Exchanges, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Share Exchanges could be negatively impacted. In addition, the Exchange Agreements restrict us from making certain acquisitions and taking other specified actions until the Share Exchanges are completed without certain consents and approvals. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Share Exchanges.

The Exchange Agreements limit our ability to pursue alternatives to the Share Exchanges.

The Exchange Agreements contain provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed consideration payable pursuant to the Share Exchanges.

Litigation could prevent or delay the closing of the Share Exchanges or otherwise negatively impact the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Share Exchanges. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the Share Exchanges. Additionally, the Company recently became aware of a recent injunction affecting the principal stockholder of HotPlay in the Central Intellectual Property and International Trade Court of Thailand, which prohibits such stockholder from transferring its ownership in HotPlay. Although we have been advised by such stockholder that the injunction should be temporary and should not be an impediment to closing the HotPlay Share Exchange, such injunction or related litigation, or separate litigation, affecting HotPlay and/or Axion stockholders, or Axion creditors, could delay or prevent the closing of the Share Exchanges.

In the event the Share Exchanges close, it will cause immediate and substantial dilution to existing stockholders and a change of control of the Company.

Upon the terms and subject to the conditions set forth in the Exchange Agreements, at the effective time of the Share Exchanges, the Company will issue 67.8% of its Post-Closing Capitalization to the stockholders of HotPlay and 14.8% of its Post-Closing Capitalization to the stockholders holding shares of Axion, and certain creditors of Axion, as described in greater detail above under “Management’s Discussion and Analysis of Financial Condition and Resultions of Operations—Recent Events”. As a result, current stockholders of the Company will be left with only 17.4% of the Company’s pre-closing capitalization. As such, in the event the contemplated Share Exchanges close, the issuance of the common stock consideration as part of the Share Exchanges will result in immediate and substantial dilution to the interests of the Company’s then stockholders and result in a change of control of the Company.

The Exchange Agreements may be terminated in accordance with their terms and the Share Exchanges may not be completed.

The Exchange Agreements are subject to a number of conditions which must be fulfilled in order to complete the Share Exchanges. These conditions to the closing of the Share Exchanges may not be fulfilled and, accordingly, the Share Exchanges may not be completed. In addition, the parties to the Exchange Agreements can generally terminate such agreements if the transactions contemplated thereby do not close by October 30, 2020, under certain other conditions if the terms of the Share Exchanges are breached, and the parties can mutually decide to terminate the Exchange Agreements at any time. In addition, the Company and the counterparties to the Exchange Agreements may elect to terminate the Exchange Agreements in certain other circumstances.

Certain of the Company’s warrant holders will need to approve the Share Exchanges or agree to modify such warrants, or such warrant holders will have the right to require the Company to repurchase such warrants upon the closing of the Share Exchanges.

Certain of the Company’s outstanding warrants agreements include provisions which allow such holders the right, following a fundamental transaction, such as the Share Exchanges, to require the Company to repurchase such securities at their Black Scholes values, which repurchase amounts may be significant and may be several times more than the exercise prices of such warrants, even if they are significantly out-of-the-money. As a result, in the event such warrant holders do not consent to the Share Exchanges, exercise their warrants prior to the date of closing of the Share Exchanges, or otherwise agree to modify such warrants, the Company may be forced to expend significant resources repurchasing such warrants and the funding for such repurchases may not be available on favorable terms, if at all, and/or such conditions and requirements may ultimately prevent the Share Exchanges from closing.

Termination of the Exchange Agreements could negatively impact the Company.

In the event the Exchange Agreements are terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the Share Exchanges, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Share Exchanges will be completed. If the Exchange Agreements are terminated and our board of directors seeks another acquisition or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the Share Exchanges.

The combined company will likely be required to re-meet the initial listing standards of The NASDAQ Capital Market in order to close the Share Exchanges.

The closing of the Share Exchanges requires that the Company requalify for initial listing on The NASDAQ Capital Market, pursuant to the applicable guidance and requirements of NASDAQ as of the date of the closing of the Share Exchanges, if required, and we currently anticipate being required to re-meet such initial listing standards upon closing. The NASDAQ Capital Market initial listing standards include more stringent requirements than The NASDAQ Capital Market continued listing standards.

The NASDAQ Capital Market initial listing standards require that issuers meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $5 million of public float, $4 million of stockholders’ equity and a minimum closing price of $3 per share; (2) $15 million of public float, $5 million of stockholders’ equity, a $3 per share price and 2 years of operating history; or (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a $2 per share price, plus in each case 300 round lot stockholders and 1,000,000 shares of total public float, with at least half of such required number of round lot stockholders holding unregistered securities with a minimum value of $2,500.

We may not be able to re-meet the initial listing standards described above upon closing of the Share Exchanges, which is a required condition to closing the Exchange Agreements, if required by The NASDAQ Capital Market.

The Exchange Agreements contain provisions that may discourage other companies from trying to combine with us on more favorable terms while the Share Exchanges are pending.

The Exchange Agreements contain provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Share Exchanges. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

Failure to complete the Share Exchanges could negatively impact our stock price and future business and financial results.

If the Share Exchanges are not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●          we will not realize the benefits expected from the Share Exchanges, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●          we may experience negative reactions from the financial markets and our partners and employees;

●          the Exchange Agreements place certain restrictions on the conduct of our business prior to the completion of the Share Exchanges or the termination of the Exchange Agreements. Such restrictions, the waiver of which is subject to the consent of the counterparties to such agreements, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Share Exchanges; and

●          matters relating to the Share Exchanges (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

Significant costs are expected to be incurred in connection with the consummation of the Share Exchanges and integration of the Company and HotPlay into a single business, including legal, accounting, financial advisory and other costs.

If the Share Exchanges are consummated, the Company and HotPlay expect to incur significant costs in connection with integrating their operations and personnel. These costs may include costs for:

●          employee redeployment, relocation or severance;

●          integration of information systems; and

●          reorganization or closures of facilities.

In addition, the Company and HotPlay expect to incur a number of non-recurring costs associated with combining the operations of the two companies, which cannot be estimated accurately at this time. The Company and HotPlay will also incur transaction fees and other costs related to the Share Exchanges. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and HotPlay. Although the Company and HotPlay expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company and HotPlay will be successful in these integration efforts.

The conversion of the HotPlay Notes (and future HotPlay convertible notes) into common stock pursuant to their terms, will cause immediate and substantial dilution.

As described in greater detail above under “Note 10 – Subsequent Events”, to the unaudited financial statements included herein, in certain situations the HotPlay Notes (and future convertible notes issued to HotPlay) automatically convert into common stock of the Company at a conversion price of $2.00 per share. If converted in full as of the date of this report, without taking into account accrued interest, which also converts into common stock at a conversion price of $2.00 per share, HotPlay would be issued an aggregate of 1,000,000 shares of common stock. Such issuance would result in immediate and substantial dilution to the interests of other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered securities during the three months ended August 31, 2020 and from the period from June 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company’s May 31, 2020, Quarterly Report, or in a Current Report on Form 8-K, except as disclosed below:

▪	On June 22, 2020, the Company issued 50,000 shares of restricted common stock a consultant, valued at $92,500, for public and investor relations services rendered.
▪	On August 10, 2020, the Company issued 22,000 shares of restricted common stock to a consultant, valued at $49,062, for public relations services rendered.
▪	On August 10, 2020, the Company issued 36,000 shares of restricted common stock to a consultant, valued at $80,283, for investor communication services rendered.
▪	On August 10, 2020, the Company issued 22,000 shares of restricted common stock to a consultant, valued at $49,062, for investor relations services rendered.
▪	On September 1, 2020, the Company entered into a consulting agreement with Beachfront Travel Consulting LLC for their services and expertise in Call Center and Sales Operations. The consultant will assist the Company in the development and design of a Call Center Operation to support the brand. The Company agreed to pay the consultant compensation of 1,500 restricted shares of common stock per month, with a price equal to the closing price on the last day of the month and the consultant agreed to advise the Company on policies and procedures, performance metrics and reporting, operational standards and training of call center staff. The agreement continues on a month-to-month basis until terminated by the Company upon 30 days’ prior notice.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 27, 2020, the Company entered into a confidential settlement agreement with certain of the defendants in the IDS matter, Navarro Hernandez, P.L., Aaron M. McKown, and Jeffery S. Bailey. The settlement provided for mutual releases of the parties and amounts payable from such parties to the Company in four tranches, in consideration for such settlement, of which such payments (three received thus far) have been timely paid pursuant to the terms of the settlement.

On September 1, 2020, the Company entered into a consulting agreement with Beachfront Travel Consulting LLC for their services and expertise in Call Center and Sales Operations. The consultant will assist the Company in the development and design of a Call Center Operation to support the brand. The Company agreed to pay the consultant compensation of 1,500 restricted shares of common stock per month, with a price equal to the closing price on the last day of the month and the consultant agreed to advise the Company on policies and procedures, performance metrics and reporting, operational standards and training of call center staff. The agreement continues on a month-to-month basis until terminated by the Company upon 30 days’ prior notice.

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

MONAKER GROUP, INC.

Date: October 15, 2020	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: October 15, 2020	/s/ Sirapop ‘Kent’ Taepakdee
Sirapop ‘Kent’ Taepakdee
Acting Chief Financial Officer
(Principal Accounting/Financial Officer)

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

1.1	Placement Agency Agreement, dated July 24, 2020 between the Company and Kingswood Capital Markets, a division of Benchmark Investments, Inc.		8-K	1.1	07/27/2020	001-38402

2.1#	Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated as of July 21, 2020		8-K	2.1	07/23/2020	001-38402

2.2#	Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of July 21, 2020		8-K	2.2	07/23/2020	001-38402

3.1	Articles of Incorporation		SB-2	3.1	8/14/2006	333-136630

3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)		S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.3	9/25/2017	333-220619

3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.4	9/25/2017	333-220619

3.5	Certificate of Change Filed Pursuant to NRS 78.209		8-K	3.1	5/21/2012	000-52669

3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)		S-1	3.6	9/25/2017	333-220619

3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split		8-K	3.1	6/26/2015	000-52669

3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.		8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009		S-1	3.6	9/23/2016	333-213753

3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.1	9/25/2017	000-52669

3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.2	9/25/2017	000-52669

3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017		8-K	3.3	9/25/2017	000-52669

3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018		8-K	3.1	2/12/2018	000-52669

3.14	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017		8-K	3.1	8/1/2017	000-52669

10.1	Second Amendment to Amended and Restated Promissory Note dated March 27, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust			8-K	10.1	03/30/2020	001-38402

10.2	First Amendment to Promissory Note ($25,000) dated January 29, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia			8-K	10.4	01/31/2020	001-38402

10.3	Second Amendment to Promissory Note ($25,000) dated March 27, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia			8-K	10.2	03/30/2020	001-38402

10.4	First Amendment to Promissory Note ($150,000) dated January 29, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.			8-K	10.6	01/31/2020	001-38402

10.5	Second Amendment to Promissory Note ($150,000) dated March 27, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.			8-K	10.3	03/30/2020	001-38402

10.6%	Note Purchase Agreement dated April 3, 2020, by and between Monaker Group, Inc. and Iliad Research and Trading, L.P.			8-K	10.1	04/09/2020	001-38402

10.7	$895,000 Secured Promissory Note dated April 3, 2020 evidencing amounts owed by Monaker Group, Inc. to Iliad Research and Trading, L.P.			8-K	10.2	04/09/2020	001-38402

10.8	Security Agreement dated April 3, 2020 by Monaker Group, Inc. in favor of Iliad Research and Trading, L.P.			8-K	10.3	04/09/2020	001-38402

10.9	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce dated May 7, 2020			8-K	10.1	05/13/2020	001-38402

10.10	$176,534 U.S. Small Business Administration Paycheck Protection Plan Note dated May 8, 2020			8-K	10.2	05/13/2020	001-38402

10.11	First Amendment to Promissory Note dated April 16, 2020 and effective April 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC			10-Q	10.11	07/13/2020	001-38402

10.12	Form of Share Purchase Agreement, dated July 24, 2020, by and between the Company and the Purchaser thereunder			8-K	10.1	07/17/2020	001-38402

10.13	$300,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated as of September 1, 2020			8-K	10.1	09/08/2020	001-38402

10.14	$700,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 18, 2020			8-K	10.1	09/18/2020	001-38402

10.15	$1,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 30, 2020			8-K	10.1	10/01/2020	001-38402

10.16	Second Amendment to Promissory Note dated September 15, 2020 and effective August 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	X

16.1	Letter dated October 5, 2020 from Thayer O’Neal Company, LLC to the Securities and Exchange Commission			8-K	16.1	10/05/2020	001-38402

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act		X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act		X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.

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

# Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Monaker Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.