Form 10-Q
period 2020-11-30
Monaker Group, Inc.
filed 2021-01-19
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-38402

MONAKER GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification Number)

2893 Executive Park Drive Suite 201

Weston, FL 33331

(Address of principal executive offices) (zip code)

(954) 888-9779

(Registrant’s telephone number, including area code)

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

As of January 19, 2021, the registrant had 18,520,839 shares of its common stock, par value $0.00001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Balance Sheet

	November 30,	February 29,
	2020 (Unaudited)	2020 (Audited)
Assets
Current Assets
Cash	$3,596,130	$162,506
Prepaid expenses and other current assets	786,867	334,995
Investments in unconsolidated affiliates - Short-term	54,886	979,954
Notes receivable, net	37,500	37,500
Other receivable	7,657,024	—
Security deposits	54,786	53,279
Total current assets	12,187,193	1,568,234

Non-current Assets
Investments in unconsolidated affiliates	574,344	1,849,077
Investments in affiliates	9,272,121	—
Website Development costs and intangible assets, net	10,321,343	6,712,547
Fixed Assets, net	28,702	19,664
Operating lease right-of-use asset	15,843	76,762
Total assets	$32,399,546	$10,226,284

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit & Notes Payable	$7,709,890	$1,192,716
Accounts payable and accrued expenses	969,233	833,679
Other current liabilities	1,228,253	400,692
Operating lease liability	16,362	76,762
Revolving promissory notes - related party	2,797,592	1,575,000
Total current liabilities	12,721,330	4,078,849

Total liabilities	12,721,330	4,078,849

Commitments and contingencies

Stockholders’ equity
Series A Preferred Stock, $0.01 par value; 3,000,000 authorized; no shares issued and outstanding at November 30, 2020 and February 29, 2020	—	—
Series B Preferred Stock, $0.00001 par value; 10,000,000 authorized; 10,000,000 and 0 shares issued and outstanding at November 30, 2020 and February 29, 2020, respectively	100	—
Series C Preferred Stock, $0.00001 par value; 3,828,500 authorized; 3,828,500 and 0 shares issued and outstanding at November 30, 2020 and February 29, 2020, respectively	38	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 14,811,089 and 13,069,339 shares issued and outstanding at November 30, 2020 and February 29, 2020, respectively	148	131
Additional paid-in-capital	142,633,694	122,000,201
Accumulated deficit	(122,955,764)	(115,852,897)
Total stockholders’ equity	19,678,216	6,147,435
Total liabilities and stockholders’ equity	$$32,399,546	$10,226,284

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	For the Three Months ended		For the Nine Months ended
	November 30,	November 30,	November 30,	November 30
	2020	2019	2020	2019

Revenues
Travel and Commission revenues	$5,346	$89,168	$47,765	$358,818
Gross revenues	5,346	89,168	47,765	358,818

Cost of revenues	(9,419)	(87,368)	(43,186)	(298,805)
Gross profit/(loss)	(4,073)	1,800	4,579	60,013

Operating Expenses
General and administrative	549,398	899,925	2,296,529	1,440,656
Salaries and benefits	642,343	453,476	1,665,661	1,185,587
Technology and development	148,839	319,938	464,861	1,298,134
Stock-based compensation	277,508	(149,911)	446,970	440,750
Selling and promotions expense	55,183	44,898	204,363	57,492
Depreciation and Amortization	89,948	73,784	253,254	220,686
Total operating expenses	1,763,219	1,642,110	5,331,638	4,643,305

Operating (Loss)	(1,767,292)	(1,640,310)	(5,327,059)	(4,583,292)

Other Income/(Expense)
Valuation gain/(loss), net	(597,416)	(1,584,877)	(1,241,725)	(3,994,511)
Interest expense	(98,650)	(41,201)	(284,602)	(107,715)
Realized gain/(loss) on sale of Investments in unconsolidated affiliates	(109,915)	—	(594,431)	—
Other Income/(Expense)	229,477	(30,705)	344,950	(22,032)
Total other income/(expense)	(576,504)	(1,656,783)	(1,775,808)	(4,124,258)

Net (Loss)	$(2,343,796)	$(3,297,093)	$(7,102,867)	$(8,707,550)

Weighted average number of common shares outstanding
Basic	14,598,149	12,993,362	13,870,277	11,352,020
Diluted	14,598,149	12,993,362	13,870,277	11,352,020

Basic net loss per share	$(0.16)	$(0.25)	$(0.51)	$(0.77)

Diluted net loss per share	$(0.16)	$(0.25)	$(0.51)	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Nine months ended November 30, 2020

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, February 29, 2020	—	$—	—	$—	—	$—	13,069,339	$131	$122,000,201	$(115,852,897)	$6,147,435

Common stock issued for cash	—	$—	—	$—	—	$—	1,000,000	$10	$1,819,990	$—	$1,820,000
Shares issued for stock compensation	—	$—	—	$—	—	$—	203,750	$2	$383,855	$—	$383,857
Shares issued for Investor Relations	—	$—	—	$—	—	$—	290,000	$3	$980,298	$—	$980,301
Shares issued for marketing services	—	$—	—	$—	—	$—	48,000	$1	$92,345	$—	$92,345
Shares issued for business combination	—	$—	—	$—	—	$—	200,000	$2	$427,998	$—	$428,000
Shares issued for Investment in an Affiliate	—	$—	10,000,000	$100	3,828,500	$38	—	$—	$16,929,007	$—	$16,929,145
Net income (loss)	—	$—	—	$—	—	$—	—	$—	$—	$(7,102,867)	$(7,102,867)
Balances, November 30, 2020	—	$—	10,000,000	$100	3,828,500	$38	$14,811,089	$148	$142,633,694	$(122,955,764)	$19,678,216

For the three months ended November 30, 2020

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, August 31, 2020	—	$—	—	$—	—	$—	14,461,839	$144	$124,724,106	$(120,611,968)	$4,112,283

Common stock issued for cash	—	$—	—	$—	—	$—	—	$—	$—	$—	$—
Shares issued for stock compensation	—	$—	—	$—	—	$—	101,250	$1	$257,295	$—	$257,295
Shares issued for Investor Relations	—	$—	—	$—	—	$—	35,000	$0	$246,643	$—	$246,644
Shares issued for marketing services	—	$—	—	$—	—	$—	13,000	$0	$48,645	$—	$48,645
Shares issued for business combination	—	$—	—	$—	—	$—	200,000	$2	$427,998	$—	$428,000
Shares issued for Investment in an Affiliate	—	$—	10,000,000	$100	3,828,500	$38	—	$—	$16,929,007	$—	$16,929,145
Net income (loss)	—	$—	—	$—	—	$—	—	$—	$—	$(2,343,796)	$(2,343,796)
Balances, November 30, 2020	—	$—	10,000,000	$100	3,828,500	$38	$14,811,089	$148	$142,633,694	$(122,955,764)	$19,678,216

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Nine months ended November 30, 2019

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, February 28, 2019	—	$—	—	$—	—	$—	9,590,956	$96	$114,265,762	$(106,398,211)	$7,867,647

Common stock issued for cash	—	$—	—	$—	—	$—	1,000,500	$10	1,785,920	—	1,785,930
Warrants Exercised	—	$—	—	$—	—	$—	122,350	$1	275,086	—	275,087
Stock issued for stock compensation	—	$—	—	$—	—	$—	138,228	$1	397,698	—	397,700
Shares issued for Investor Relations	—	$—	—	$—	—	$—	159,000	$2	372,248	—	372,250
Shares issued for Intangible Assets	—	$—	—	$—	—	$—	1,968,000	$20	4,919,980	—	4,920,000
Shares issued for marketing services	—	$—	—	$—	—	$—	15,000	$—	32,400	—	32,400
Shares issued for unearned compensation	—	$—	—	$—	—	$—	12,000	$—	31,800	—	31,800
Warrants expired	—	$—	—	$—	—	$—	—	$—	(254,943)	—	(254,943)
Net income (loss)	—	$—	—	$—	—	$—	—	$—	—	(8,707,550)	(8,707,550)
Balances, November 30, 2019	—	$—	—	$—	—	$—	$13,006,034	$130	$121,825,952	$(115,105,761)	$6,720,321

For the three months ended November 30, 2019

	Preferred Stock A		Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, August 31, 2019	—	$—	—	$—	—	$—	12,838,930	$128	$121,464,616	$(111,808,668)	$9,656,076

Common stock issued for cash	—	$—	—	$—	—	$—	—	$—	—	—	—
Warrants Exercised	—	$—	—	$—	—	$—	—	$—	—	—	—
Stock issued for stock compensation	—	$—	—	$—	—	$—	27,916	$1	60,711	—	60,712
Shares issued for Investor Relations	—	$—	—	$—	—	$—	125,000	$1	270,249	—	270,250
Shares cancelled	—	$—	—	$—	—	$—	(12,812)	$—	(33,824)	—	(33,824)
Shares issued for marketing services	—	$—	—	$—	—	$—	15,000	$—	32,400	—	32,400
Shares issued for unearned compensation	—	$—	—	$—	—	$—	12,000	$—	31,800	—	31,800
Warrants Expired	—	$—	—	$—	—	$—	—	$—	—	—	—
Net income (loss)	—	$—	—	$—	—	$—	—	$—	—	(3,297,093)	(3,297,093)
Balances, November 30, 2019	—	$—	—	$—	—	$—	$13,006,034	$130	$121,825,952	$(115,105,761)	$6,720,321

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	November 30, 2020	November 30, 2019
Cash flows from operating activities:
Net loss	$(7,102,867)	$(8,707,550)

Adjustments to reconcile net loss to net cash (used in) from operating activities:
Amortization and depreciation	253,254	220,686
Stock based compensation and consulting fees	1,405,203	142,756
Unrealized (gain) loss on marketable securities	1,836,156	—
Valuation loss, net	—	5,386,289
Shares issued for intangible assets	—	4,920,000
Shares issued for services	—	372,250
Changes in operating assets and liabilities:
Increase/(Decrease) in prepaid expenses and other current assets	(104,078)	(263,719)
(Decrease)/Increase in accounts payable and accrued expenses	135,554	22,472
(Decrease)/Increase in other current liabilities	773,220	426,713

Net cash provided by (used in) operating activities	$(2,803,558)	$2,519,897

Cash flows from investing activities:
Payment related to Intangible assets	(823,357)	(4,981,622)
Purchase of furniture, fixture, and equipment	(11,500)	(14,000)
Payment related to website development costs	(501,372)	(183)
Payment for business combination	(2,100,000)	—
Proceeds from sale of investment in unconsolidated affiliate	113,645	—

Net cash (used in) investing activities	$(3,322,584))	$(4,995,805)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,820,000	1,785,930
Proceeds from exercise of warrants	—	275,087
Proceeds from shareholder loans	—	175,000
Proceeds from promissory notes	4,765,000	350,000
Payment on promissory notes	(747,826)	—
Payment on promissory notes - related party	(367,408)	—
Proceeds from promissory notes - related party	4,090,000	—

Net cash provided by financing activities	$9,559,766	$2,586,017

Net increase in cash	$3,433,624	$110,109

Cash at beginning of period	$162,506	$32,979

Cash at end of period	$3,596,130	$143,088

Supplemental disclosure:
Cash paid for interest	$284,602	$107,715

Supplemental disclosure of non-cash investing and financing activity:

Shares issued for investment in an affiliate	$17,357,145	—

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) is an innovative technology company that is building next generation solutions to power the travel, gaming, and cryptocurrency industries. We believe the most promising part of the business plan for our travel operations is the incorporation of Monaker’s proprietary Booking Engine and sizeable alternative lodging rental (ALR) properties into well-established marketplaces (i.e., a business-to-business (B2B) model) thereby facilitating easy access of alternative lodging rentals inventory to contracted global distributor partners.

The Company’s travel operation serves three major constituents: (1) property managers, (2) travelers, and (3) other travel/lodging distributors. Property managers integrate their detailed property listings into the Monaker Booking Engine with the goal of reaching a broad audience of travelers seeking ALRs, through distribution channels they could not access otherwise.

The Company’s planned gaming and cryptocurrency operations are expected to provide fully regulated and licensed (through the Thai Securities and Exchange Commission) digital asset financing, and investment services for digital assets. This innovative business model opens the door for new digital currency financing mechanisms and new digital investment products. Monaker has plans to use this innovative technology and digital asset capabilities to create regulated cryptocurrencies designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to Monaker’s planned gaming (in connection with the acquisition of HotPlay Enterprise Limited, assuming such acquisition is completed, as discussed below) and current travel businesses.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 29, 2020 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2020.

The results of operations for the nine months ended November 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2021.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at November 30, 2020 and February 29, 2020.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (ASC) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.

Software Development Costs

The Company capitalizes internal software development costs after establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

Business Combination

The acquisition of Longroot, Inc. was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the closing date. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $248,980 and $220,353 during the nine months ended November 30, 2020 and 2019, respectively.

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassification has no impact on the total assets, total liabilities, stockholders’ equity, and net loss for the period.

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

Going Concern

As of November 30, 2020, and February 29, 2020, the Company had an accumulated deficit of $122,955,764 and $115,852,897, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $525,000.

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships and increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully implemented and begin to offset our operating costs. We anticipate obtaining a portion of such funds from HotPlay (defined below), pursuant to the terms of HotPlay Exchange Agreement (defined below), and in the event the HotPlay Exchange Agreement closes. Our failure to close the HotPlay Share Exchange or obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition and liquidity. As of November 30, 2020, we had $12,721,330 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

On July 23, 2020, we entered into (a) a Share Exchange Agreement with HotPlay Enterprise Limited (“HotPlay” and such share exchange agreement, as amended from time to time, the “HotPlay Exchange Agreement”) and the stockholders of HotPlay (the “HotPlay Stockholders” and the transactions contemplated by the HotPlay Exchange Agreement, the “HotPlay Share Exchange”); and (b) a Share Exchange Agreement with certain stockholders holding shares of Axion Ventures, Inc. (“Axion”, the “Axion Stockholders” and as amended and restated from time to time, the “Axion Exchange Agreement” and collectively with the HotPlay Exchange Agreement, the “Exchange Agreements”) and certain debt holders holding debt of Axion (the “Axion Creditors” and the transactions contemplated by the Axion Exchange Agreement, the “Axion Share Exchange”, and together with the HotPlay Share Exchange, the “Share Exchanges”).

Pursuant to the HotPlay Exchange Agreement, the HotPlay Stockholders have agreed to exchange 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company following the closing of the transactions contemplated therein) in consideration for 67.87% of the Company’s post-closing capitalization (defined below) (the “HotPlay percentage” and the “HotPlay shares”). The Company’s “post-closing capitalization” is equal to the total number of shares of common stock issued and outstanding following the completion of the HotPlay Exchange Agreement and Axion Preferred Conversion (defined below) and calculated by dividing the total number of shares of the Company’s common stock outstanding immediately prior to the closing of the HotPlay Exchange Agreement (the “Closing”), by 17.45%, and rounding such number up to the nearest whole share. The post-closing capitalization does not take into account options, warrants or other convertible securities of Monaker outstanding at the Closing.

Pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of newly designated shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, into 14.68% of the post-closing capitalization (the “Axion percentage”), less the number of shares of the Company’s common stock issuable upon conversion of the Series C Preferred Stock (defined below) and the exercise of the Creditor Warrants (defined below); and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024 (the “Axion Debt”), for (i) 3,828,500 shares of newly designated shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, on a one-for-one basis; and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common at an exercise price of $2.00 (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events, including the approval of such issuance by the stockholders of the Company. The Creditor Warrants vest on the later of (a) the date the Series B Preferred Stock and Series C Preferred Stock convert into common stock and the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate. The conversion of the Series B Preferred Stock and Series C Preferred Stock pursuant to their terms upon the closing of the HotPlay Share Exchange is defined herein as the “Axion Preferred Conversion”.

Also, on November 16, 2020, the Company acquired 100% of Longroot, Inc., a Delaware corporation (“Longroot”), which in turn owned 57% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owned 49% of the outstanding shares (100% of the ordinary shares) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

The acquisition was made pursuant to the November 2, 2020 Stock Purchase Agreement (the “SPA”) entered into with Dr. Jason Morton (“Morton”), and for certain limited purposes set forth therein, Longroot. Pursuant to the SPA, the Company purchased, 100% of Longroot, in consideration for (a) $1,700,000 in cash; and (b) 200,000 shares of restricted common stock. A total of $100,000 was paid as a non-refundable deposit towards the purchase of Longroot on October 15, 2020, and a total of $700,000 was paid at the closing on November 16, 2020, along with the issuance of the shares. Additionally, prior to the closing, the Company advanced a separate $400,000 to Longroot which was used for working capital prior to closing which brought the purchase price to a total of $2.2 million. The remaining $900,000 owed to Morton pursuant to the terms of the SPA (the “Remaining Cash Payments”) is payable in three installments of $300,000 each, due on or prior to (i) December 16, 2020 (30 days after the closing), which amount has been paid in full; (ii) March 16, 2021 (120 days after the closing); and (iii) April 15, 2021 (150 days after the closing), of which $150,000 was paid on December 11, 2020. Pursuant to the SPA, Morton has the option to elect to receive any or all the Remaining Cash Payments in shares of common stock of the Company, with such number of shares issuable based on a Company stock price of $3.00 per share.

A total of 22.9% of Longroot Cayman is owned by True Axion Interactive Ltd., of which Axion holds a 60% interest. Monaker currently owns approximately 33.85% of Axion’s shares.

Longroot Thailand is an Initial Coin Offering (ICO) portal operator authorized and regulated under Thai Digital Asset Business Law and licensed by the Thai Securities and Exchange Commission. Longroot Thailand provides fully regulated and licensed digital assets financing, and investment services for digital assets. Monaker, as a majority stakeholder in Longroot Thailand, is planning to use the technology and digital asset capabilities to create cryptocurrencies regulated under Thai law, designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to Monaker’s gaming and travel businesses.

Our current plan is to close the transactions contemplated by the HotPlay Share Exchange. We currently operate in the travel and cryptocurrency industries. Upon the completion of the HotPlay Exchange Agreement, the Company plans to transition its operations to those of a travel, cryptocurrency, and an in-game advertising company. During the period until the Closing of the HotPlay Exchange Agreement, and in the event the HotPlay Exchange Agreement is not consummated, the Company intends to continue to actively operate in the travel and cryptocurrency industries.

Management’s plans with regard to this going concern are as follows: the Company plans to work towards closing the HotPlay share exchange, which is subject to certain closing conditions and other requirements, will continue to raise funds with third parties by way of public or private offerings (similar to the December 2020 underwritten offering discussed below under “Note 10 - Subsequent Events”) and seek to obtain advances from HotPlay pursuant to the HotPlay Convertible Notes, discussed below under “Note 5 – Line of Credit and Notes Payable — HotPlay Convertible Notes” the Company is working aggressively to increase the viewership of its products by promoting it across other mediums which the Company hopes will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fourth quarter fiscal 2021 financial results relating to our operations, or for the year ended February 28, 2021, we anticipate a significant decrease in year-over-year revenue (similar to the decrease in quarter-over-quarter revenue we experienced during the quarters ended May 31, 2020, August 31, 2020 and November 30, 2020), which decreases we currently expect to continue into fiscal 2022 and possibly beyond. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is unknown and impossible to predict currently.

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

Note 2 – Notes Receivable and Other Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of November 30, 2020 and February 29, 2020 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of November 30, 2020 and February 29, 2020; this amount was recognized as a bad debt expense and is included in general and administrative expenses.

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

$37,500 Promissory Note from Crystal Falls Investments LLC.

On January 13, 2020, we entered into a Promissory Note with Crystal Falls Investments LLC. (“Crystal” and the “Crystal Note”), a related party, in the amount of $37,500. The Crystal Note bears interest at 12% per year and matured on April 14, 2020. On April 16, 2020 and effective April 14, 2020, a first amendment to the Crystal Note was entered into extend the maturity date to August 14, 2020. All interest and the principal under the Crystal Note are due and payable on the maturity date. The Crystal Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by 2,000,000 shares of Bettwork’s common stock currently held in escrow. The Company has the right to elect at maturity of the Crystal Note to either take payment of the amount due (i) in cash, or (ii) pledged shares, or any combination of cash and shares. The outstanding principal balance of the Crystal Note as of November 30, 2020 and February 29, 2020 is $37,500 and $37,500, respectively.

On September 15, 2020, and effective August 14, 2020, a second amendment to the Crystal Note was entered into between us and Crystal Falls, to extend the maturity date of the Crystal Note to February 14, 2021. All other terms of the Crystal Note remain unchanged.

Other Receivable

The Other Receivable of $7,657,024 as of November 30, 2020, represents the acquired Axion debt which was acquired on November 16, 2020, as described in greater detail in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, under “Going Concern”. Pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024, for (i) 3,828,500 shares of newly designated shares of Series C Convertible Preferred Stock of the Company, which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, on a one-for-one basis; and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common, which is only exercisable upon the occurrence of certain events, including the approval of such issuance by the stockholders of the Company. The Creditor Warrants vest on the later of (a) the date the Series B Preferred Stock and Series C Preferred Stock convert into common stock and the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate.

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

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by a first priority security interest in the ‘right to own’ and after the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of November 30, and February 29, 2020 is $0. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock was quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date was August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days prior written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of November 30, 2020 and February 29, 2020 is $0, and an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note since its inception on August 31, 2017, through the date of exchange. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the quarter ended August 31, 2018. Bettwork’s common stock was quoted on the OTC Pink market under the symbol “BETW”.

Note 3 – Investment in Unconsolidated Affiliates

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc and NestBuilder.com Corp (OTCMKTS: VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of November 30, 2020, and February 29, 2020, Monaker owned 16,345,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock. This interest was written down to zero ($0) as of February 28, 2015.

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

As of November 30, 2020, the Company owned 54,887,546 shares of common stock of Verus. As of November 30, 2020, the 54,887,546 shares of Verus’s common stock held by the Company had a value of $0.001 per share ($54,888 in aggregate) which resulted in a decrease in the fair value of such shares of $835,281 for the nine months ended November 30, 2020. The change in fair value of $835,281 is recognized in net loss as other expense, valuation loss, net, as of November 30, 2020.

6,142,856 shares of Bettwork Industries Inc. Common Stock (formerly OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in “Note 2 – Note Receivable”), evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock had a readily determinable fair value as it was quoted on the OTC Pink market under the symbol “BETW”. On November 29, 2018 and December 6, 2018, the Company entered into Stock Purchase Agreements with each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and the Chairman of the Board of Directors of the Company; and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the Board of Directors of the Company, respectively (collectively, the “Purchasers” and the “Stock Purchase Agreements”). Pursuant to the Stock Purchase Agreements, the Company agreed to sell each of the Purchasers 428,572 shares of restricted common stock (857,144 in total) of Bettwork, which the Company then held (out of the 7 million shares of restricted common stock obtained by the Company pursuant to that certain Debt Conversion Agreement entered into with Bettwork, dated July 3, 2018, as previously disclosed) for an aggregate of $300,000 ($600,000 in total), or $0.70 per share. The purchase price for the Bettwork shares was determined by the Board of Directors of the Company, based on among other things, the then recent trading prices of Bettwork’s common stock on the OTC Pink Market, as publicly reported. As additional consideration for entering into the Stock Purchase Agreements, the Company granted each of the Purchasers an option to acquire an additional 1,000,000 shares of restricted common stock of Bettwork for $700,000 ($0.70 per share), which option is exercisable by the applicable Purchaser at any time prior to the twenty-four (24) month anniversary of the closing date of the applicable Stock Purchase Agreement (which options expired unexercised). The allocation of the original acquisition price to the shares purchased by the Monaco Trust resulted in a realized loss on the sale of marketable securities of $21,429. The allocation of the original acquisition price to the shares purchased by Charcoal resulted in a realized loss on the sale of marketable securities of $21,429.

As of August 31, 2018 (the end of the last fiscal quarter prior to the entry into the Stock Purchase Agreements), the Company had valued the above-noted shares of Bettwork’s common stock at the stock’s trading price which was $0.70 per share. The carrying value of the Bettwork shares have been marked to market at the end of each reporting period through November 30, 2020.

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

As November 30, 2020, the 6,142,856 remaining shares of Bettwork’s common stock were trading at $0.06 per share valued at $368,571, which decreased the fair value by $1,167,143 for the fiscal year to date. The change in fair value of $1,167,143 is recognized in net loss as other expense, valuation loss, net for the nine months ended November 30, 2020.

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

As of November 30, 2020, the 124,710 shares of Recruiter.com’s common stock were trading at $1.65 per share and valued at $205,772, which decreased the fair value of such shares by $107,592, for the nine months ended November 30, 2020. The change in fair value of $107,592 is recognized in net loss as other income, valuation loss, net, as of November 30, 2020.

During the quarter ended November 30, 2020, the Company sold 14,563 shares of Recruiter.com common stock to the public in open market transactions and received gross proceeds of $26,329.

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

During the second and third quarters from June 1, 2020 to August 31, 2020 and September 1, 2020 to November 30, 2020, the Company sold no shares of Verus’ common stock to the public in open market transactions.

Acquisition of Axion Shares

The Investment in affiliate of $9,272,121 as of November 30, 2020, represents the Company’s acquisition of Axion equity as described in greater detail in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, under “Going Concern”, on November 16, 2020. Pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, (a) the Axion Stockholders, exchanged ordinary shares of Axion equal to 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of newly designated shares of Series B Convertible Preferred Stock of the Company, which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, into 14.68% of the post-closing capitalization, less the number of shares of the Company’s common stock issuable upon conversion of the Series C Preferred Stock and the exercise of the Creditor Warrants; and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024, for (i) 3,828,500 shares of newly designated shares of Series C Convertible Preferred Stock of the Company, which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, on a one-for-one basis; and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common, which is only exercisable upon the occurrence of certain events, including the approval of such issuance by the stockholders of the Company. The Creditor Warrants vest on the later of (a) the date the Series B Preferred Stock and Series C Preferred Stock convert into common stock and the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate.

Purchase of Longroot, Inc.

As described in greater detail in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, under “Going Concern”, on November 16, 2020, the Company acquired 100% of Longroot, which in turn owned 57% of Longroot Cayman. Longroot Cayman owned 49% of the outstanding shares (100% of the ordinary shares) of Longroot Thailand, provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

The acquisition was made pursuant to the November 2, 2020 SPA entered into with Dr. Jason Morton, and for certain limited purposes set forth therein, Longroot. Pursuant to the SPA, the Company purchased, 100% of Longroot, in consideration for (a) $1,700,000 in cash; and (b) 200,000 shares of restricted common stock. A total of $100,000 was paid as a non-refundable deposit towards the purchase of Longroot on October 15, 2020, and a total of $700,000 was paid at the closing on November 16, 2020, along with the issuance of the shares. Additionally, prior to the closing, the Company advanced a separate $400,000 to Longroot which was used for working capital prior to closing which brought the purchase price to a total of $2.2 million. The remaining $900,000 owed to Morton pursuant to the terms of the SPA is payable in three installments of $300,000 each, due on or prior to (i) December 16, 2020 (30 days after the closing), which amount has been paid in full; (ii) March 16, 2021 (120 days after the closing); and (iii) April 15, 2021 (150 days after the closing), of which $150,000 has previously been paid as discussed below. Pursuant to the SPA, Morton has the option to elect to receive any or all the Remaining Cash Payments in shares of common stock of the Company, with such number of shares issuable based on a Company stock price of $3.00 per share.

In order to exercise such right, Morton must provide the Company notice no later than 5 days prior to the applicable due date of such applicable Remaining Cash Payment(s). In the event we fail to pay any of the Remaining Cash Payments when due, the amount not timely paid will bear interest at the rate of 7% per annum, until paid in full.

Pursuant to the SPA, Morton agreed not to compete for a period of two years following the closing date, in connection with the operation of an initial coin offering portal in Thailand, subject to customary exceptions. The SPA also contains an indemnification obligation whereby the Company agreed to indemnify and hold Morton harmless against any claims made by Axion Ventures, Inc. or any of its shareholders, directors, officers, agents or representatives against Morton in connection with the SPA or the Company’s purchase of Longroot.

The Company hopes that the access to Longroot Limited’s technology and digital asset capabilities will enable the Company to offer new financing mechanisms and participation options, including in wholesale travel, gaming, and digital advertising.

In accordance with ASC 805, as described in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, the Company has accounted for this business combination utilizing the following values in connection with the purchase of Longroot, Inc.: total consideration to selling shareholder of $2,528,000 and fair value of net assets acquired of $233,357 and an intangible asset (including license) of $2,294,643. The business combination accounting is provisionally complete for all assets and liabilities acquired on the acquisition date.

Note 5 – Line of Credit and Notes Payable

The National Bank of Commerce (FKA: Republic Bank) Line of Credit

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

As of November 30, 2020, the principal balance of the note payable was $1,192,716.

Interest expense charged to operations relating to this line of credit was $52,595 and $107,715 for the nine months ended November 30, 2020 and 2019, respectively. The Company has accrued interest as of November 30, 2020 and 2019 of $-0- and $-0-, respectively.

As discussed in greater detail below under “Note 10 – Subsequent Events”, the line of credit was repaid in full on December 1, 2020.

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

On October 6, 2020 and November 4, 2020, we received and paid redemption notices of $200,000 each or $400,000 in total which reduced the principal balance. As of November 30, 2020, the outstanding principal amount of the Iliad Note is $147,174 and the accrued interest is $45,283.

As discussed in greater detail below under “Note 10 – Subsequent Events”, the outstanding balance of the Iliad Note was repaid in full on December 1, 2020.

Note Purchase Agreement: Streeterville Capital, LLC

On November 23, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company sold the Lender a Secured Promissory Note in the original principal amount of $5,520,000 (the “Streeterville Note”). Streeterville paid consideration of an initial cash purchase price of $3,500,000 for the note, and issued the Company a promissory note in the amount of $1,500,000 (the “Investor Note”). Subsequent to the $245,000 deduction of advisory fees paid to Ascendiant Capital Markets, LLC, the Company received net proceeds of $3,255,000.

The Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after the Purchase Price Date (i.e., on November 23, 2021). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed the “Maximum Monthly Redemption Amount” as described in the note. In the event we do not pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the Streeterville Note. Under certain circumstances the Company may defer the redemption payments up to three times, for a duration of 30 days each, provided that upon each such deferral the outstanding balance of the Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the Streeterville Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the Streeterville Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

Pursuant to the Streeterville Note, we provided Streeterville a right of first refusal to purchase any promissory note, debenture or other debt instrument which we propose to sell, other than sales to officers or directors of the Company and/or sales to the government. Each time, if ever, that we provide Streeterville such right, and Streeterville does not exercise such right to provide such funding, the outstanding balance of the Streeterville Note increases by 3%. Each time, if ever, that we fail to comply with the terms of the right of first refusal, the outstanding balance of the Streeterville Note increases by 10%. Additionally, upon each major default described in the Streeterville Note (i.e., the failure to pay amounts under the Streeterville Note when due or to observe any covenant under the Note Purchase Agreement (other than the requirement to make Equity Payments)) the outstanding balance of the Streeterville Note automatically increases by 15%, and for each other default, the outstanding balance of the Streeterville Note automatically increases by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the Streeterville Note immediately prior to the first event of default.

In connection with the Note Purchase Agreement and the Streeterville Note, the Company has entered into a Security Agreement with Streeterville (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all the assets of the Company, subject to a priority lien and security interest in the collateral of the Company.

The Investor Note, in the principal amount of $1,500,000, evidences the amount payable by Streeterville to the Company as partial consideration for the acquisition of the Streeterville Note. The Investor Note accrues interest at the rate of 10% per annum, payable in full on November 23, 2021, subject to a 30-day extension exercisable at the option of Streeterville and may be prepaid at any time. Streeterville may, in its sole discretion, designate collateral as security for its obligations under the Investor Note, provided that currently there is no collateral evidencing the repayment of such note. In the event (i) of the occurrence of any event of default under the Streeterville Note, (ii) of a breach of any material term, condition, representation, warranty, covenant or obligation of the Company under any agreement entered into with Streeterville along with the Note Purchase Agreement, or (iii) if the Company sells, transfers, assigns, pledges or hypothecates the Investor Note, or attempts to do any of the foregoing, Streeterville is entitled to deduct and offset any amount owing by the Company under the Streeterville Note from any amount owed by Streeterville under the Investor Note (provided that such amount is automatically offset if Streeterville has not exercised its offset right within 30 days prior to the maturity date of the Investor Note). The Investor Note includes customary events of default, subject to cure rights where applicable. The amount of the Investor Note has been offset against the amount of the Streeterville Note in the balance sheet as of November 30, 2020, as both notes have substantially similar terms, and the Investor Note was provided in consideration for the acquisition of a portion of the Streeterville Note.

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

On August 14, 2020, the Company submitted the loan forgiveness application to Commercial Bank for the entire amount of $176,534. The accrued interest was $561 as of August 31, 2020.

On November 10, 2020, the Company received notification from The Commercial Bank that the entire loan balance was forgiven. The principal was recorded as other income and the accrued interest was reversed.

HotPlay Convertible Notes

On September 1, 2020, September 18, 2020, September 30, 2020, on or around November 2, 2020, and on November 24, 2020, HotPlay advanced Monaker $300,000, $700,000, $1,000,000, $400,000, $100,000, respectively, under the terms of the HotPlay Exchange Agreement. The advances were evidenced by convertible promissory notes (“HotPlay Convertible Notes”) in the amount of each advance, and an effective date as of the date of each advance. The HotPlay Convertible Notes totaled $2.5 million as of November 30, 2020.

The advances, and the entry into the HotPlay Convertible Notes, were required conditions to the HotPlay Exchange Agreement, pursuant to which HotPlay was required to loan us $1,000,000 on or before August 31, 2020 (provided that Monaker waived such delay in providing such initial $1,000,000 of HotPlay advances) and is required to loan us an additional $1,000,000 (each a “Subsequent Loan”, and such loans, the “HotPlay Loans”), on September 30, 2020, and on the 15th day of each calendar month thereafter (each a “Required Lending Date”), through the date of closing of the HotPlay Exchange Agreement (provided that Monaker has waived any delay in timely providing such amounts to date).

The HotPlay Notes are automatically forgiven by HotPlay in the event the HotPlay Exchange Agreement is terminated (a) by written agreement of the parties thereto; (b) by HotPlay (and its stockholders) or the Company, if the closing has not occurred on or before the required date set forth in the HotPlay Exchange Agreement (currently February 28, 2021), unless the failure of the closing to have occurred is attributable to a failure on the part of the terminating party; (c) by the Company, if there is a material adverse effect on HotPlay or any schedule delivered by HotPlay is found to be materially misleading or conflict with any prior written or oral statement delivered to the Company; or (d) by the Company, if any representations or warranties made by HotPlay or its stockholders in the HotPlay Exchange Agreement are found to be materially inaccurate or any covenants are breached.

Alternately, if the HotPlay Exchange Agreement is terminated (a) by HotPlay or its principal stockholder (as applicable) because a governmental authority of competent jurisdiction issues a final non-appealable order, or takes any other action having the effect of, permanently restraining, enjoining, or otherwise prohibiting the consummation of the transactions contemplated by the HotPlay Exchange Agreement (a “Government Action”); (b) by HotPlay if any event occurs that makes it impossible to satisfy a condition precedent to the HotPlay Exchange Agreement; (c) by HotPlay if there is a material adverse effect on the Company; or (d) by HotPlay if any representations or warranties made by the Company in the HotPlay Exchange Agreement are found to be materially inaccurate or any covenant of the Company is breached; or by the Company in connection with a Government Action or any event occurs that makes it impossible to satisfy a condition precedent to the HotPlay Exchange Agreement (except as discussed above in connection with events which result in the automatic forgiveness of the HotPlay Notes), then the outstanding principal amount of the HotPlay Notes together with all accrued and unpaid interest thereon, automatically convert into fully paid and nonassessable shares of the Company’s common stock at a conversion price of $2.00 per share.

In the event the transactions contemplated by the Share Exchange close, it is anticipated that the HotPlay Notes will be forgiven as intracompany loans.

If the Company fails to deliver the shares due upon a conversion within five business days, or the Company enters into a voluntary or involuntary bankruptcy proceeding, then HotPlay can declare the entire amount of the notes due and payable (provided the notes are automatically due upon the occurrence of certain bankruptcy events), and such note will accrue interest at the rate of 18% per annum until paid in full.

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

On March 13, 2020 and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust. On June 9, 2020 and June 10, 2020, the Company borrowed an additional $300,000 and $50,000, respectively, from the Monaco Trust. On July 7, 2020 and July 20, 2020, the Company borrowed an additional $250,000 and $50,000, respectively, from the Monaco Trust. On July 27, 2020, the Company paid principal of $50,000 and accrued interest of $49,784. On September 22, 2020, the Company paid principal of $142,408 and interest of $57,592. On November 16, 2020, the Company borrowed an additional $765,000 of the available amount remaining. As of November 30, 2020, the Revolving Monaco Trust Note has a balance of $2,797,592 and the amount remaining under the note of $2,408, can be accessed by the Company on a revolving basis, at any time, prior to the maturity date of the Revolving Monaco Trust Note, with the approval of the Monaco Trust.

On March 27, 2020, the Company entered into second amendments to the Director Notes to extend the maturity date of such Director Notes from April 1, 2020 to June 1, 2020 and entered into an amendment to extend the due date of the Revolving Monaco Trust Note from April 1, 2020 to December 1, 2020 (the “Second Note Amendment”). All remaining terms of the promissory notes remained unchanged.

On April 17, 2020, the Company paid off the Promissory Note with Pasquale LaVecchia in the amount of $26,225 (the principal of $25,000 and the interest of $6,225). On May 1, 2020, the Company paid off the Promissory Note with Robert J. Mendola, Jr. in the amount of $157,595 (the principal of $150,000 and the interest of $7,595). As of August 31, 2020, and August 31, 2019, the outstanding balances of the promissory notes with Pasquale LaVecchia and Robert J. Mendola, Jr. were $0 and $0, respectively.

On November 6, 2020, the Company entered into a third amendment to the Revolving Trust Note with the Monaco Trust, to extend the maturity date of such Revolving Monaco Trust Note to February 28, 2021. No other changes were made to such note as a result of such amendment.

On November 16, 2020, the Company entered into a fourth amendment to the Revolving Trust Note with the Monaco Trust, to increase the amount available under such Revolving Monaco Trust Note to $2,800,000. No other changes were made to such note as a result of such amendment.

The Revolving Trust Note had a balance of $2,797,592 as of November 30, 2020, and as discussed below under “Note 10 – Subsequent Events”, was fully repaid on January 4, 2021.

Related Party Transactions

On November 16, 2020, the Company acquired 100% of Longroot, Inc., a Delaware corporation (“Longroot”), which in turn owned 57% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owned 49% of the outstanding shares (100% of the ordinary shares) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.  Subsequent to this acquisition, the Company signed a service contract with Atato, an IT provider of cryptocurrency website maintenance.  As of November 30, 2020, Miss Worapin Tatun, wife of the CEO of Atato and Mr. Pongsabutra Viraseranee, an employee and developer employed by Atato, both are minority shareholders of Longroot Thailand with a 25.5% interest of Preferred stock in Longroot Thailand each.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of November 30, 2020 and February 29, 2020.

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of November 30, 2020 and February 29, 2020. These dividends will only be payable when and if declared by the Board.

Series B Convertible Preferred Stock

In connection with the Axion Exchange Agreement, Monaker filed a certificate of designation of its Series B Convertible Preferred Stock with the Secretary of State of Nevada on November 13, 2020 (the “Series B designation”). The Series B designation designated 10,000,000 shares of Series B Preferred Stock, $0.00001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock has the following rights:

Dividend Rights. The Series B Preferred Stock does not accrue dividends.

Liquidation Preference. The Series B designation provides that the Series B Preferred Stock has a liquidation preference which is (a) pari passu with respect to the Company’s common stock and Series C Preferred Stock; and (b) junior to all current and future senior indebtedness of the Company. If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, pay the holders of the Series B Preferred Stock, pari passu with the holders of the Series C Preferred Stock and common stock, an amount equal to $0.9272121 per share, or $9,272,121 in aggregate.

Conversion Rights. Each share of Series B Preferred Stock is automatically convertible on the Approval Date (defined below), into that number of shares of common stock as equal the Conversion Rate. For the purposes of the following sentence:

●	“Approval Date” means the later of (a) the fifth business day after the approval by Monaker’s stockholders of the issuance of shares of common stock upon conversion of the Series B Preferred Stock and Series C Preferred Stock; (b) the business day that the Company has affected a reverse stock split of its outstanding common stock subsequent to the approval by Monaker’s stockholders of the issuance of shares of common stock upon conversion of the Series B Preferred Stock, to the extent such reverse stock split is deemed necessary by a Majority In Interest (defined below); (c) the date that NASDAQ has approved the continued listing of the Company’s common stock on NASDAQ following the Closing; and (d) the Closing.

●	“Conversion Rate” equals (i) (a) 14.68%; multiplied by, the post-closing capitalization, rounded up to the nearest thousandths place, less (b) the number of shares of the Company’s common stock issuable upon conversion of the Series C Preferred Stock (defined below) and the exercise of the Creditor Warrants, divided by (ii) 10,000,000.

●	“Majority In Interest” means holders holding a majority of the then aggregate shares of Series B Preferred Stock issued and outstanding or the majority of the then aggregate shares of Series C Preferred Stock issued and outstanding, depending on which class of preferred stockholders are approving such matter.

Additionally, the maximum number of shares of common stock to be issued in connection with the conversion of all of the outstanding shares of Series B Preferred Stock and Series C Preferred Stock shares (and upon conversion or exercise of any other securities required to be aggregated with the Series B Preferred Stock and Series C Preferred Stock shares pursuant to the applicable rules and requirements of NASDAQ), cannot exceed such number of shares of common stock that would violate applicable listing rules of NASDAQ in the event the Company’s stockholders do not approve the issuance of the common stock issuable in connection with such conversion.

Voting Rights. The Series B Preferred Stock have no voting rights on general matters to come before the stockholders of the Company; however, the Company is prohibited from undertaking any of the following actions without the approval of a Majority In Interest:

(a)       Increasing or decreasing (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock;

(b)       Re-issuing any shares of Series B Preferred Stock converted pursuant to the terms of the Series B designation;

(c)       Effecting an exchange, reclassification, or cancellation of all or a part of the Series B Preferred Stock;

(d)       Effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock;

(e)       Issuing any shares of Series B Preferred Stock other than pursuant to the Axion exchange agreement;

(f)       Altering or changing the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series; or

(g)       Amending or waiving any provision of the Company’s articles of incorporation or bylaws relative to the Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock in any material respect as compared to holders of other series of shares.

Redemption Rights. The Series B Preferred Stock does not have any redemption rights.

Series C Convertible Preferred Stock

In connection with the Axion exchange agreement, Monaker filed a certificate of designation of its Series C Convertible Preferred Stock with the Secretary of State of Nevada on November 13, 2020 (the “Series C designation”). The Series C designation, which was approved by the Board of Directors of the Company on November 12, 2020, designates 3,828,500 shares of Series C Preferred Stock, $0.00001 par value per share of the Company (“Series C Preferred Stock”). The Series C Preferred Stock has the following rights:

Dividend Rights. The Series C Preferred Stock does not accrue dividends.

Liquidation Preference. The Series C designation provides that the Series C Preferred Stock has a liquidation preference which is (a) pari passu with respect to the Company’s common stock and Series B Preferred Stock; and (b) junior to all current and future senior indebtedness of the Company. If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will prior to or concurrently with the closing, effectuation or occurrence any such action, pay the holders of the Series C Preferred Stock, pari passu with the holders of the Series B Preferred Stock and common stock, an amount equal to $2.00 per share, or $7,657,000 in aggregate.

Conversion Rights. Each share of Series C Preferred Stock is automatically convertible on the Approval Date (defined and described above under “Series B Convertible Preferred Stock”), into one share of common stock (adjustable for stock splits and similar recapitalizations).

Additionally, the maximum number of shares of common stock to be issued in connection with the conversion of all of the outstanding shares of Series C Preferred Stock and Series B Preferred Stock shares (and upon conversion or exercise of any other securities required to be aggregated with the Series C Preferred Stock and Series B Preferred Stock shares pursuant to the applicable rules and requirements of NASDAQ), cannot exceed such number of shares of common stock that would violate applicable listing rules of NASDAQ in the event the Company’s stockholders do not approve the issuance of the common stock issuable in connection with such conversion.

Voting Rights. The Series C Preferred Stock have no voting rights on general matters to come before the stockholders of the Company; however, the Company is prohibited from undertaking any of the following actions without the approval of a Majority In Interest:

(a)       Increasing or decreasing (other than by redemption or conversion) the total number of authorized shares of Series C Preferred Stock;

(b)       Re-issuing any shares of Series C Preferred Stock converted pursuant to the terms of the Series C designation;

(c)       Effecting an exchange, reclassification, or cancellation of all or a part of the Series C Preferred Stock;

(d)       Effecting an exchange, or creating a right of exchange, of all or part of the shares of another class of shares into shares of Series C Preferred Stock;

(e)       Issuing any shares of Series C Preferred Stock other than pursuant to the Axion Exchange Agreement;

(f)       Altering or changing the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of such series; or

(g)       Amending or waiving any provision of the Company’s articles of incorporation or bylaws relative to the Series C Preferred Stock so as to affect adversely the shares of Series C Preferred Stock in any material respect as compared to holders of other series of shares.

Redemption Rights. The Series C Preferred Stock does not have any redemption rights.

Share Repurchase Transactions

During the nine months ended November 30, 2020 and 2019, there were no repurchases of the Company’s common stock by Monaker.

Common Stock

During the nine months ended November 30, 2020, the following shares of common stock and other securities were issued and granted:

▪	On March 2, 2020, the Company issued 41,250 shares of restricted common stock to several directors of the Company, in consideration for services rendered to the Board during the quarter ended February 29, 2020, valued at $79,082.

▪	On March 9, 2020, the Company issued 140,000 shares of restricted common stock to several consultants, valued at $254,800, for investor and public relations services, and digital marketing services rendered.

▪	On April 23, 2020, the Company entered into a Consulting Agreement, pursuant to which the Company issued 20,000 shares of restricted common stock to a consultant, valued at $16,400, for digital marketing and corporate communications services rendered.

▪	On June 9, 2020, the Company issued 41,250 shares of restricted common stock to the Directors of the Company, in consideration for services rendered to the Board during the quarter ended May 31, 2020, valued at $58,575.

▪	On June 22, 2020, the Company issued 10,000 shares of restricted common stock, valued at $10,200 to an employee, in connection with a new employee agreement.

▪	On June 22, 2020, the Company issued 50,000 shares of restricted common stock to a consultant, valued at $92,500 for public and investor relations services rendered.

▪	On July 27, 2020, the Company issued 1,000,000 shares of common stock valued at $2,000,000 in a public offering whereby it sold 1,000,000 shares at a $2.00 per share offering price. We paid 7% of the aggregate public offering price to the placement agent in the offering.

▪	On August 10, 2020, the Company issued 80,000 shares of restricted common stock to several consultants, valued at $178,408, for investor and public relations services rendered.

▪	On September 8, 2020, the Company issued 60,000 shares of restricted common stock to several employees, valued at $145,200, for services rendered.

▪	On September 8, 2020, the Company issued 41,250 shares of restricted common stock to several Directors of the Company, in consideration for services rendered to the Board during the quarter ended August 31, 2020, valued at $99,825.

▪	On October 9, 2020, the Company issued 1,500 shares of restricted common stock to a consultant, valued at $3,315, for general consulting services rendered.

▪	On November 6, 2020, the Company issued 36,500 shares of restricted common stock to several consultants, valued at $68,280, for investor relations and general consulting services rendered.

▪	On November 16, 2020, the Company issued 200,000 shares of restricted common stock to Morton, valued at $428,000, pursuant to the terms of the Longroot SPA.

▪	On November 19, 2020, the Company issued 10,000 shares of restricted common stock to a consultant, valued at $24,000, for marketing services rendered.

The Company had 14,811,089 and 13,069,339 shares of common stock issued and outstanding as of November 30, 2020 and February 29, 2020, respectively.

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

As a result of the Company’s April 2019 underwritten offering, the exercise price of the then outstanding warrants to purchase 724,000 shares of common stock granted as part of the Company’s October 2, 2018 registered offering was automatically adjusted from $2.85 per share to $2.00 per share.

On November 16, 2020, in connection with the closing of the Axion Share Exchange Agreement, the Company granted Cern One, a warrant to purchase 1,914,250 shares of the Company’s common at an exercise price of $2.00 per share (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events, including the approval of such issuance by the stockholders of the Company. The Creditor Warrants vest on the later of (a) the date the Series B Preferred Stock and Series C Preferred Stock convert into common stock and the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion (the “Vesting Date”), provided that such Vesting Date must occur before November 16, 2021, or the Creditor Warrants will terminate. The Creditor Warrants have a term ending on the second anniversary of the Vesting Date.

The following table sets forth common stock purchase warrants outstanding as of November 30, 2020 and February 29, 2020, and changes in such warrants outstanding for the nine months ended November 30, 2020:

	Warrants	Weighted Average Exercise
Outstanding, February 29, 2020	1,347,391	$3.32
Warrants granted	1,923,850	$2.00
Warrants exercised/forfeited/expired	(100,320)	$(3.30)
Outstanding, November 30, 2020	3,170,921	$2.48
Common stock issuable upon exercise of warrants	3,170,921	$2.48

At February 29, 2020, there were warrants outstanding to purchase 1,347,391 shares of common stock with a weighted average exercise price of $3.32 and a weighted average remaining life of 2.30 years.

At November 30, 2020, there were warrants outstanding to purchase 3,170,921 shares of common stock with a weighted average exercise price of $2.48 and a weighted average remaining life of 1.59 years.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of November 30, 2020 and February 29, 2020. These dividends will only be payable when and if declared by the Board. The dividends are owed to Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director.

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

The rent for the quarters ended November 30, 2020, August 31, 2020 and May 31, 2020 was $16,855, $33,628 and $19,447, respectively. The Company recorded operating lease Right-to-Use asset of $15,843 along with current operating lease liability of $16,362 and long-term operating lease liability of $0 as of November 30, 2020.

The following schedule represents obligations under written commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	For the year ended
	2021	2022	Total
Leases	$20,342	$1,471	$21,813
Insurance	8,946	7,288	16,234
Other	2,025	8,100	10,125
Totals	$31,313	$16,859	$48,172

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

On March 28, 2016, the Company was presented with a Demand for Arbitration, pursuant to Rule 4(a) of the American Arbitration Association Commercial Rules of Arbitration, whereby Acknew Investments, Inc. and Vice Regal Developments Inc. (Claimants) are arguing that $700,000 is due to them, even though they have already been paid said amounts through preferred shares that were issued as a guarantee and which Claimants converted into shares of common stock. In connection with the purchase of the stock of the entity that eventually became RealBiz Media Group, Inc. (and subsequently Verus International, Inc.), the Company issued 380,000 shares of Monaker Series D Preferred Stock shares with a value of $1,900,000, which was considered the $1,200,000 value of the stock portion of the purchase price and was also meant to guaranty the payment of the balance of $700,000. The Company contends that the obligation to pay the $700,000 was extinguished with the conversion of the Monaker Series D Preferred Stock shares into shares of common stock. The date for arbitration has not been set and the Company will vehemently defend its position.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceedings; however, the Company denies the plaintiffs’ claims and intends to vehemently defend itself against the allegations. As of November 30, 2020, there has been no further update on the arbitration.

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

On April 29, 2020, the Company filed a Verified Motion for Temporary Injunction (the “Injunction Motion”). The Court has not yet scheduled a hearing on the Injunction Motion. A clerk’s default has been entered against one of the defendants, TD Assets Holding, LLC for failing to timely respond to the complaint. By agreement of the parties, the deadline for certain of the defendants, Navarro Hernandez, P.L., and Aaron M. McKown, to respond to the Complaint has been stayed. Defendants IDS, TD Assets Holding, LLC, and Ari Daniels were served, but did not file with the clerk of the court, an answer, affirmative defenses, and counterclaims (the “Answer and Counterclaim”). The Answer and Counterclaim included alleged breach of contract and tort claims against the Company. On September 17, 2020, the Company moved to strike the affirmative defenses and dismiss the counterclaims. On October 5, 2020, defendants IDS, TD Assets Holding, LLC, and Ari Daniels filed an amended Answer and Counterclaim, including alleged breach of contract, tort, and federal securities claims against the Company, Mr. William Kerby, our Chief Executive Officer and an employee of the Company. The Company intends to vigorously pursue the claims asserted in the complaint and the Company and its officer/employee denies the claims alleged in the Answer and Counterclaim and will vigorously defend such claims.

If the Company does not prevail, it will retain the rights to the IP Assets and may elect to complete the source code that was acquired from IDS to make the source code production ready. If the Company prevails in the lawsuit, the Company will return the IP Assets to IDS. Therefore, until such time as the disposition of the lawsuit is determined, the Company will keep the “CIP – IDS Project” assets recorded at a value of $5 Million. Once a determination on the lawsuit has been made, Monaker will take appropriate action regarding the value of these assets. Mediation is scheduled for February 3rd and a three day hearing is scheduled for the week of February 15th.

On July 27, 2020, the Company entered into a confidential settlement agreement with certain of the defendants in the IDS matter, Navarro Hernandez, P.L., Aaron M. McKown, and Jeffery S. Bailey. The settlement provided for mutual releases of the parties and amounts payable from such parties to the Company in four tranches, in consideration for such settlement, of which all such payments have been timely paid pursuant to the terms of the settlement.

Note 9 – Business Segment Reporting

Accounting Standards Codification 280-16 “Segment Reporting” established standards for reporting information about operating segments in annual consolidated financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date and has identified the following:

On December 1, 2020, the Company made a payment of $1,196,030 to National Bank to satisfy the outstanding balance of the line of credit which consisted of $1,192,716 of principal and $3,313 of accrued interest (which line of credit is described above under “Note 5 – Line of Credit and Notes Payable—The National Bank of Commerce (FKA: Republic Bank Line of Credit)”.

On December 1, 2020, the Company made a payment of $800,000 under the Revolving Monaco Trust Note, including $748,069 of principal and $51,931 of interest owed thereunder (which note is described above under “Note 6 – Related Party Promissory Notes and Transactions”).

On December 1, 2020, the Company made a payment of $192,511 to Iliad to satisfy the outstanding balance of the Iliad Note which consisted of $147,174 of principal and $45,337 of accrued interest (which note is described above under “Note 5 – Line of Credit and Notes Payable—Note Purchase Agreement: Iliad Research and Trading, L.P.”).

On December 7, 2020, the Company made a payment of $250,000 to exercise its agreement option with JANIIS, Inc., to purchase a perpetual license of JANIIS’ proprietary vacation rental management software, which is used by property managers to manage the property rental business.

On December 8, 2020, on December 28, 2020 and on January 6, 2021, HotPlay advanced Monaker $350,000, $100,000 and $50,000, respectively, under the terms of the HotPlay Exchange Agreement. The advances were evidenced by HotPlay Convertible Notes in the amount of each advance, and an effective date as of the date of each advance. The HotPlay Convertible Notes totaled $3.0 million as of the date of this report. The HotPlay Convertible Notes are described in greater detail under “Note 5 – Line of Credit and Notes Payable—HotPlay Convertible Notes”, above.

On or around December 9, 2020, a warrant holder exercised warrants to purchase 40,000 shares of the Company’s common stock and paid the aggregate exercise price of $80,000 ($2.00) per share. The shares underlying the warrants were registered on a Form S-3 registration statement.

On December 11, 2020, the Company entered into an agreement with, and paid an implementation fee of $31,500 to, Odysseus Solutions, LLC, to license its white-label booking platform to support the Company’s launch of a cruise program in early 2021.

On or around December 11, 2020, a warrant holder exercised warrants to purchase 65,000 shares of the Company’s common stock and paid the aggregate exercise price of $130,000 ($2.00) per share. The shares underlying the warrants were registered on a Form S-3 registration statement.

Effective on December 11, 2020, the Company entered into a letter agreement with Morton, which revised the terms of the SPA. Pursuant to the letter agreement, we agreed to accelerate the payment of an aggregate of $150,000 of the $300,000 which was payable pursuant to the terms of the SPA on or prior to April 15, 2021 (which amount was promptly paid), in consideration for Morton agreeing to withdraw a prior demand he had made for the Company to file a registration statement to register the 200,000 shares of common stock previously issue to Morton pursuant to the terms of the SPA. We also agreed to file a registration statement to register the 200,000 shares no later than January 31, 2021. The SPA is described in greater detail above under “Note 4 – Acquisitions and Dispositions— Purchase of Longroot, Inc.”

On December 15, 2020, the Company made a payment of $450,000 to Morton pursuant to the terms of the SPA to acquire Longroot. The SPA is described in greater detail above under “Note 4 – Acquisitions and Dispositions— Purchase of Longroot, Inc.”

On or around December 28, 2020, a warrant holder exercised warrants to purchase 5,000 shares of the Company’s common stock and paid the aggregate exercise price of $10,000 ($2.00) per share. The shares underlying the warrants were registered on a Form S-3 registration statement.

On December 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, division of Benchmark Investments, Inc. (“Kingswood”) and Aegis Capital Corp. (“Aegis”), as representatives of the underwriters name therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 3,080,000 shares of the Company’s common stock at a public offering price of $2.50 per share. The Company also granted the underwriters a 45-day option to purchase up to an additional 462,000 shares of Common Stock to cover over-allotments, if any, which over-allotment option was exercised in full on January 13, 2021. The Offering closed on December 31, 2020. Kingswood and Aegis acted as the book-running managers for the Offering. The shares of common stock sold in the Offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018 and declared effective on July 2, 2018 (File No. 333-224309) (the “Registration Statement”). The Offering was made by means of a prospectus forming a part of the effective registration statement. The Company paid the Underwriters a cash fee equal to 6% of the aggregate gross proceeds received by the Company in connection with the Offering, paid the Underwriters a non-accountable expense allowance equal to 1% of the aggregate gross proceeds received by the Company in connection with the Offering, and reimbursed certain expenses of the Underwriters. The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and Offering expenses, were approximately $8.1 million.

On January 4, 2021, the Company made a payment of $2,070,411 under the Revolving Monaco Trust Note, including $2,049,523 of principal and $20,888 of interest owed thereunder (described above under “Note 6 – Related Party Promissory Notes and Transactions”) to satisfy the outstanding balance thereof.

On January 4, 2021, the Company made a payment of $188,061 to Sunrise Sawgrass LLC for a security and rent deposit related to 5,952 rentable square feet of new office space for which occupancy will commence no later than April 1, 2021. The lease agreement, which was signed on December 24, 2020, will become the Company’s new corporate office located at 1560 Sawgrass Corporate Parkway Suite 130, Sunrise, Florida 33323, and will expire on the last day of the 89th month following the commencement date. The current office space lease at 2893 Executive Park Dr, Suite 201, Weston, Florida 33331 will not be renewed. Monthly rent under the lease increases each year during the term of the lease, from between $11,160 per month (for the first year of the lease), to $13,734 during the last year of the lease term, provided that no rent is due for the first five months of the lease term.

On January 5, 2021, the Company, through Longroot, subscribed to purchase an additional 100 shares of Longroot Cayman, in consideration for $1 million. The subscription was made pursuant to certain pre-emptive rights set forth in a shareholders’ agreement entered into between the shareholders of Longroot Cayman and brought Longroot’s ownership of Longroot Cayman up to 75%.

Currently Longroot owns an approximate 36.75% indirect interest in Longroot Thailand, due to its ownership of 75% of Longroot Cayman, which in turn owns 49% of Longroot Thailand (75% x 49% = 36.75%)), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

On January 6, 2021, the Company, HotPlay and the HotPlay Stockholders entered into a Third Amendment to Share Exchange Agreement (the “Third HotPlay Amendment”), which amended the HotPlay Exchange Agreement to:

●          Fix the number of shares of Monaker common stock issuable to the HotPlay stockholders at the Closing at 52,000,000 shares of common stock;

●          Extend the date by which the HotPlay Exchange Agreement is required to be completed until February 28, 2021 (from December 31, 2020);

●          Allow Monaker the ability to issue (a) shares of common stock or options to employees, consultants, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the board of directors or a majority of the members of a committee of non-employee directors established for such purpose for services rendered to the Company and (b) securities issued upon the exercise or exchange of or conversion of any securities outstanding on the date of the agreement, without the prior consent of HotPlay or the HotPlay stockholders and further allow for additional securities of Monaker to be issued prior to closing with the approval of HotPlay or Red Anchor;

●          Provide for HotPlay and the HotPlay Stockholders to approve all transactions of Monaker which were disclosed in its Securities and Exchange Commission filings from the date of the original HotPlay Exchange Agreement, through the date of the Third HotPlay Amendment;

●          Provide for there to be eight members of the board of directors at closing (provided that the parties have since agreed informally to increase such number of directors to nine), with four appointed by HotPlay, two appointed by Monaker, and two (now three pursuant to the agreement of the parties) appointed mutually by Monaker and HotPlay; and

●          Allow for Monaker to enter into agreements and take actions outside of the ordinary course of business through the closing date with the prior consent of HotPlay.

On January 6, 2021, the Company, the Axion Stockholders and the Axion Creditors entered into a First Amendment to the Amended and Restated Share Exchange Agreement, which amended the Amended and Restated Share Exchange entered into between the Company, the Axion Stockholders and the Axion Creditors, to:

●          correct certain errors originally included in the Axion Share Exchange Agreement, regarding the ownership of certain shares of Axion which were exchanged by the Axion Stockholders party thereto, and to correct the allocation of the shares of Series B Preferred Stock issuable to certain of the Axion Stockholders in connection therewith;

●          provide for the assignment of various shares of Series B Preferred Stock between certain of the Axion stockholders to correct the allocations of the Series B Preferred Stock between such stockholders, based on the pro rata issuance of such shares in exchange for the shares of Axion held by such Axion stockholders on the effective date of such Axion Share Exchange Agreement;

●          remove Uniq Other Vendors as an Axion Stockholder (and Series B Preferred Stockholder), from such Axion Share Exchange Agreement;

●          allow for the parties to mutually determine to not transfer record ownership of the shares of Axion which the Company acquired pursuant to the Axion Share Exchange Agreement to the Company and that the parties can instead enter into an agreement providing the Company voting and economic rights to such shares, until such time, if ever, as the Company determines it is in its best interests to affect such transfer of record ownership of such shares; and

●          agree to the amendment and restatement of the Series B Preferred Stock of the Company as discussed below.

Also on January 6, 2021, stockholders holding a majority of the outstanding shares of Series B Preferred Stock of the Company approved an amendment and restatement of the designation of the Series B Preferred Stock, which was previously approved by the board of directors of the Company on December 14, 2020, and which amended and restated designation was filed with the Secretary of State of Nevada on January 8, 2021, which amended the Series B Preferred Stock to fix the number of shares of common stock issuable upon conversion of the Series B Preferred Stock at 7,417,700 shares of Monaker common stock.

On January 6, 2021 and January 14, 2021, the Company made payments of $1,540,000 and $231,000 respectively, under the Streeterville Note, which payment was required pursuant to the terms of such note (as a required prepayment thereof, and in connection with a 10% penalty thereon), in connection with the Company’s underwritten offering. The Streeterville Note is described in greater detail under “Note 5 – Line of Credit and Notes Payable—Note Purchase Agreement: Streeterville Capital, LLC”.

Effective on January 12, 2021, Monaker, NextTrip Holdings, LLC, a newly formed Florida limited liability, which is wholly-owned by Monaker (“NextTrip”), HotPlay, and the HotPlay Stockholders, entered into a Subsidiary Formation and Funding Agreement (the “Formation and Funding Agreement”). The entry into the Formation and Funding Agreement was a required condition to closing the HotPlay Exchange Agreement, which required that Monaker transfer all of its pre-existing operations into a newly formed, wholly-owned subsidiary and that Monaker execute an agreement acceptable in form to Monaker and the principal HotPlay Stockholder providing for the operations of NextTrip, including governance and funding requirements associated therewith.

According to the Formation and Funding Agreement, Monaker agreed, prior to the closing date of the HotPlay Share Exchange, to transfer all of the assets, operations, material agreements, employees, and goodwill of Monaker relating to travel operations and business (collectively, the “travel operations”) to NextTrip to insulate the travel operations from the remainder of Monaker’s post-closing operations and allow for Monaker’s pre-closing management to continue to manage the travel operations post-closing pursuant to the terms of the NextTrip operating agreement (defined below). The Formation and Funding Agreement also provides for all North American payroll for Monaker’s travel operations to be paid through, and run by, NextTrip.

The Formation and Funding Agreement also requires Monaker (which at that time will have acquired 100% ownership of HotPlay), to transfer, within five (5) business days of the closing, no less than $5.8 million (less pre-closing advances (defined below)) of the cash held on the books of HotPlay at the time of closing to NextTrip (the “initial advance”). The initial advance will be available for use by NextTrip to retire debt of NextTrip (and/or debt of Monaker), fund operations, further develop the travel operations, and for such other purposes which are approved by the Board of Managers of NextTrip. “Pre-closing advances” means the aggregate amount of the HotPlay loans. The initial advance shall not be a loan, but shall instead be deemed a capital contribution from Monaker to NextTrip.

The Formation and Funding Agreement also requires Monaker to advance an additional $10 million to NextTrip in 2021, pursuant to a mutually agreed-upon schedule of advances (the “subsequent advances”, and together with the initial advance, the “advances”). The subsequent advances shall similarly not be a loan, but shall instead be deemed further capital contributions by Monaker to NextTrip.

Additionally, as a separate requirement from the requirement to make the advances, Monaker is required to continue to fund all NextTrip expenses and operations, for so long as Monaker owns at least 50% of NextTrip, provided that NextTrip stays within 130% of a budget approved by the Board of Managers of NextTrip on an annual (calendar year) basis (the “budget threshold”). In the event NextTrip exceeds the budget threshold in any calendar year, Monaker shall not be required to fund more than the budget threshold in such calendar year, but shall be required to fund the approved budget (in an amount of up to the then applicable budget threshold) in subsequent calendar years. Monaker is also required to promptly pay for, or reimburse NextTrip for (at the option of NextTrip), all legal, audit, insurance, employee, administrative work, and other expenses paid or incurred by NextTrip on behalf of Monaker.

Under the Funding and Formation Agreement, NextTrip is required to assume all of the contractual and other obligations and liabilities of Monaker incurred before closing, provided that if such formal assumption is deemed too difficult or impracticable by NextTrip, or such formal assumption would trigger any defaults, required consents, or would be subject to any prerequisites, instead of formally assuming such obligations, NextTrip is required to pay such obligations as they come due and according to their terms (as such may be amended and modified from time to time).

Additionally, if Monaker’s currently pending lawsuit with IDS, Inc. (“IDS”), results in IDS returning the 1,968,000 shares of restricted common stock of Monaker which were originally issued to IDS in August 2019 (the “IDS Shares”), NextTrip shall, with the approval of the Board of Directors of Monaker, which shall not be unreasonably withheld or delayed, be able to use, and have issued for its benefit, such number of shares of Monaker for acquisitions and strategic transactions which benefit NextTrip and the travel operations, at the request of the NextTrip Board of Managers.

Finally, the Funding and Formation Agreement provided that NextTrip was required, before the closing, to adopt an operating agreement, which is discussed below, and which was adopted on January 11, 2021.

On January 11, 2021, Monaker, as sole-owner of NextTrip adopted the Operating Agreement of NextTrip (the “operating agreement”). The operating agreement sets forth the framework for the governance and operation of NextTrip. The operating agreement includes standard representations and warranties of members of NextTrip, customary indemnification and confidentiality obligations, and other customary and standard terms relating to the governance of limited liabilities companies.

The operating agreement provides for a three-person Board of Managers (“Board of Managers”) who manage NextTrip. Of those three members, two of such members are appointed by William Kerby and Donald P. Monaco, the current Chief Executive Officer and director and Chairman of the board of directors of NextTrip, and one of the members of the Board of Directors is selected by Monaker. Such designees can remove the managers they can appoint, replace such members from time to time in their discretion, and choose which persons fill vacancies created on the Board of Managers (to the extent such vacancies relate to positions they have authority to fill).

The initial members of the Board of Managers of NextTrip are (1) Mr. Kerby, (2) Mr. Monaco, and (3) J. Todd Bonner, a director of HotPlay.

The Board of Managers are tasked with creating a budget for NextTrip from time to time, but at least annually. The Managers have authority, without member approval, to have full, complete, and exclusive authority to manage and control the business, affairs, and properties of NextTrip, which includes, among other things, the ability to operate NextTrip and to enter into agreements and contracts, open and maintain bank accounts, borrow money, take actions in connection with the operation of NextTrip’s business, acquire, sell and operate properties and assets, obtain insurance, incur legal and other fees, employ employees and consultants, make expenditures and undertake other decisions or acts.

Member approval is required however if the Board of Managers desires to take certain material transactions affecting NextTrip, including to (a) amend the operating agreement or the Articles of Organization of NextTrip; (b) change the character of the business of the company; (c) sell all or substantially all of NextTrip’s assets; (d) mortgage or encumber all or substantially all of NextTrip’s assets; (e) undertake any action that would make it impossible for NextTrip to carry on its business, subject to certain limited exceptions; (f) approve any transaction with any affiliate of NextTrip other than arm’s length terms; (g) make any expenditure greater than $50,000, which is not outlined in an approved budget; or (h) confess a judgment against NextTrip.

Mr. Kerby serves as the Chief Executive Officer of NextTrip, and has the authority to appoint employees of NextTrip, and set forth their positions and salaries with NextTrip, and to further provide for the bonuses payable to such persons, provided that such compensation and bonuses do not exceed more than $500,000 in aggregate.

The operating agreement also provides that the Board of Managers, in their sole discretion, subject to applicable law, and advice of counsel, may determine that it is in the best interests of NextTrip to spin-off the membership interests of NextTrip held by Monaker to Monaker’s stockholders (a “spin-off” and a “spin-off determination”). In the event of a spin-off determination, the board of directors of Monaker is required to hold a Special Meeting of the board of directors to discuss such spin-off determination (the “spin-off meeting”), and whether or not such spin-off determination is in the best interests of Monaker and its stockholders. Notwithstanding the foregoing, it is to be presumed that such spin-off is in the best interests of Monaker and its stockholders. In the event the board of directors determines not to move forward with a spin-off, the Board of Managers may make additional spin-off determinations in the future, subject to the obligation of the board of directors of Monaker to approve such spin-offs. If the board of directors of Monaker determines to move forward with the spin-off, the spin-off will proceed according to applicable law, and if necessary, NextTrip will convert into a corporation prior to, or in connection with, such spin-off. Notwithstanding the rights of the Board of Managers above, neither Monaker, NextTrip, or the Board of Managers have any present intention to affect a spin-off of NextTrip.

Additionally, if the board of directors of Monaker has determined to proceed with a spin-off, the number of authorized membership interests of NextTrip are automatically increased by 33%, after which time the Board of Managers are authorized to issue additional membership interests of NextTrip to managers, officers, management, employees, or consultants of NextTrip, in their sole discretion, in consideration for services rendered or to be rendered.

The operating agreement may only be amended with the majority approval of the Board of Managers and the unanimous approval of the members (i.e., Monaker).

Monaker does not anticipate transferring its operations to NextTrip until right before the closing of the HotPlay Share Exchange, and currently NextTrip has no assets or operations.

On January 15, 2021, the Company entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart Interactive TV AG, a company organized in Switzerland (“Reinhart”), and Jan C. Reinhart, the founder of Reinhart (“Founder”). The Investment Agreement contemplates the Company acquiring 51% of the ownership of Reinhart, in consideration for a capital contribution of 10,000,000 Swiss Francs (approximately $11.2 million), of which it is contemplated that one-half (approximately $5.6 million), will be paid in cash and one-half will be paid in restricted shares of the Company’s common stock (valued at approximately $5.6 million). The closing of the transactions contemplated by Investment Agreement is to take place on April 1, 2021, or earlier if the conditions to closing are earlier satisfied. Conditions to closing include the Company paying the required capital contribution, approval of the transaction by the board of directors of the Company and Reinhart, and certain requirements and confirmations required by Swiss law. The Investment Agreement includes customary representations and warranties of the parties. We also agreed to reimburse the Founder’s legal fees of up to 30,000 Swiss Francs (approximately $33,670) in connection with the transaction. Additionally, in the event we fail to close the transactions contemplated by the Investment Agreement by April 1, 2021, we agreed to pay the Founder 500,000 Swiss Francs (approximately $560,000), as a break-up fee.

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom operators and digital content owners and providing services to telecom operators and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder setting forth certain rules for the governance and control of Reinhart.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended February 29, 2020 found in our Annual Report on Form 10-K that the Company has filed with the Securities and Exchange Commission on May 29, 2020 (the “Annual Report”). In addition to historical information, the following discussion contains forward- looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in our Annual Report.

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

You should read the matters described in “Risk Factors“ and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. As of November 30, 2020, there had been no material changes to any of the critical accounting policies contained therein.

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

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker” and “Monaker Group, Inc.” refer specifically to Monaker Group, Inc. and its consolidated subsidiaries including Extraordinary Vacations USA, Inc. (100% interest), NextTrip Holdings, Inc. (100% interest) and Longroot, Inc. (100% interest).

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

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information - Item 1. Financial Statements“.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the global vacation rental industry and/or market for cryptocurrencies in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Overview

Monaker Group, Inc., is an innovative technology company that is building next generation solutions to power the travel, gaming, and cryptocurrency industries. We believe the most promising part of our business plan is our ability to achieve shareholder value through acquisition and organic growth that presents new opportunities in the leisure space and strengthens our existing technology platforms.

Through our subsidiaries NextTrip and Maupintour, we provide travel technology solutions with a primary emphasis on alternative lodging rental (ALR) properties. Our proprietary Booking Engine provides travel distributors access to a sizeable inventory of ALR properties allowing them to combine ALR with traditional components of travel (Air, Car, Cruise, etc.).

Our industry-leading platform assists property managers in booking, and broadening the market for, their homes. The Company serves three major constituents: (1) property managers, (2) travelers, and (3) other travel/lodging distributors. Property managers integrate their detailed property listings into the Monaker Booking Engine with the goal of reaching a broad audience of travelers seeking ALRs, through distribution channels they could not access otherwise.

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

Monaker has uniquely positioned itself in the ALR sector - which is one of the fastest growth segments within the travel industry. ALR inventory provides a key solution to traditional travel distributors. According to a January 3, 2017 article by Kevin May, the Editor In Chief of PhocusWire, as posted on Tnooz.com (“Private accommodation travel bookings to reach $106 billion by 2018”), it is estimated that roughly 1 out of 5 lodging accommodations in 2018 was an ALR transaction and by most accounts this growth is continuing to accelerate (notwithstanding the current decreases in lodging and travel caused by COVID-19).

Monaker B2B ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means risking the loss of their consumers to other ALR sites. By connecting to Monaker’s Booking Engine, travel distributors can sell ALR inventory alongside their existing travel products (i.e., Air/Car/Hotel/Cruise/Tour bookings). This, solves a key issue by allowing the customers of traditional travel distributors to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially lose the entire booking.

Monaker’s Direct to Consumer Websites

Monaker has established a direct-to-consumer presence though a number of websites.

These sites include NextTrip.com, our corporate travel management platform focused on small to medium-sized business, that provides companies the ability to book travel, manage travel expenses, and process employee expense reports. A differentiating feature of our NextTrip.com solution is the ability for corporate travelers to book ALR properties as part of their travel itinerary. Our Maupintour.com marketplace provides luxury, personalized tours, and activities at destinations, as well as the ability to book ALR properties.

Monaker identifies and sources ALR properties which it consolidates through its Monaker Booking Engine, allowing for instantly bookable properties being packaged alongside other travel products; this is its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through Monaker’s websites as well as through other distributors. Monaker’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and Monaker has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

Monaker sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, as well as other travel products such as sightseeing tours, shows and event tickets, and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In December 2020, the Company introduced its new corporate travel platform under the NextTrip brand. This platform allows our users to search large travel suppliers of alternative lodging inventories and combine ALR with their air and car booking.

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

Monaker’s core holdings are planned to be streamlined by this summer into four key platforms being; the Monaker Booking Engine (MBE), NextTrip.com, Maupintour.com, and TravelMagazine.com.

➢	The Monaker Booking Engine (MBE) is the Company’s proprietary technology and platform providing access to more than 3.4 million instantly bookable vacation rental homes, villas, chalets, apartments, condos, resort residences, and castles. This ALR product can be accessed by other travel distributors using the Company’s API.

➢	NextTrip.com is targeted at small to midsized businesses offering them a customized travel solution for business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and in the future the option for a “self-branded” website.

➢	Maupintour complements the Nextrip.com offerings by providing high-end tour packages, activities/attractions, and specialized ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically, because the ALR is a high value property.

➢	Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts. Moving forward, we plan for Travelmagazine.com to become a central hub of information for travelers who are looking to get detailed information on destinations all around the world.

Cryptocurrency Portal

As discussed in greater detail below under “Recent Events“, on November 16, 2020, the Company acquired 100% of Longroot, Inc., a Delaware corporation (“Longroot”), which in turn owned 57% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owned 49% of the outstanding shares (100% of the ordinary shares) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand. Longroot has since increased its ownership in Longroot Cayman and currently Longroot owns an approximate 36.75% indirect interest in Longroot Thailand, due to its ownership of 75% of Longroot Cayman, which in turn owns 49% of Longroot Thailand (75% x 49% = 36.75%)), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

Longroot Thailand, provides blockchain technology solutions for the fast-growing cryptocurrency marketplace. Longroot Thailand is an Initial Coin Offering (ICO) portal operator authorized and regulated under the Thai Digital Asset Business Law and licensed by the Thai Securities and Exchange Commission. Longroot Thailand provides fully regulated and licensed digital assets financing, and investment services for digital assets. This innovative business model opens the door for new digital currency financing mechanisms, and new digital investment products. Monaker, with its indirect control over Longroot Thailand, is planning to use Longroot Thailand’s technology and digital asset capabilities to create regulated cryptocurrencies designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to Monaker’s planned gaming (with the acquisition of HotPlay) and current travel businesses.

Travel Products and Services

Monaker plans to focus on marketing ALR options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home (including timeshare) unit owners and managers that make their properties available to consumers and to other travel portals (Distributors) for nightly or extended stays. In addition, we offer travelers activities and tours through our subsidiary, Maupintour. Therefore, not only can we assist a traveler with identifying a destination and the lodging at the destination, but we can provide options of activities while at the destination. We also provide the means for making arrangements for airline tickets, car rentals and lodging (i.e., hotels and ALRs in the near future). In summary, Monaker offers travelers the complete travel package made easy or... Travel Made EasyTM.

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

Travel Blog. Travel guides, videos and pictures as well as travel articles can be accessed through Travelmagazine.com.

Security. We use a combination of technology and human review to evaluate the content of listings and to screen for inaccuracies or fraud with the goal of providing only accurate and trustworthy information to travelers. Our company is Payment Card Industry (PCI) compliant to ensure the safety and security of our customer credit card data.

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

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products. We now have more than 3.4 million properties listed on our booking engine.

Products and Services for Cryptocurrency Investors

ICO Portal. Through our indirect control of Longroot Thailand, we, through Longroot Thailand, offer an ICO Portal located at Longroot.com, that provides investors a new digital investment product and gives suppliers a new digital currency financing mechanism. Monaker, through its indirect control of Longroot Thailand, is planning to use the technology and digital asset capabilities to create regulated cryptocurrencies designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to Monaker’s gaming (planned through the acquisition of HotPlay) and travel businesses.

The Company is a Nevada corporation headquartered in Weston, Florida.

Sufficiency of Cash Flows

In connection with our entry into the HotPlay Exchange Agreement (described below), we have received advances from HotPlay, totaling $3,000,000 as of the date of this filing, pursuant to the terms of that agreement, which are required to continue on a monthly basis through the closing date of the HotPlay Share Exchange. Additionally, as discussed below, we raised funds through an underwritten offering in December 2020, pursuant to which net proceeds to us were approximately $8.1 million. Notwithstanding that funding, in the event the HotPlay Share Exchange does not close on a timely basis, HotPlay ceases making required advances, or the HotPlay Share Exchange is terminated, we anticipate requiring additional funding, because our projected cash generated from operations is not sufficient to meet our cash needs for working capital and capital expenditures, and if such additional funds are required, management intends to seek additional equity or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies, or to increase our ownership of Axion and/or Longroot Cayman. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

Recent Events

Axion and HotPlay Share Exchange Agreements

As disclosed in the Current Report on Form 8-K filed by the Company SEC on July 23, 2020, on July 23, 2020, the Company entered into a Share Exchange Agreement (as amended by the first amendment thereto dated October 28, 2020, as disclosed in the Current Report on Form 8-K filed with the SEC on October 29, 2020, the second amendment thereto dated November 12, 2020, as disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020, and the third amendment thereto dated January 6, 2021, as disclosed in the Current Report on Form 8-K filed with the SEC on January 11, 2021, the “HotPlay Exchange Agreement” and the transactions contemplated therein, the “HotPlay Share Exchange”) with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders”). The transactions contemplated by the HotPlay Exchange Agreement are subject to certain closing conditions, including, but not limited to, the approval of such transactions, and the issuance of the shares of common stock in connection therewith, by the shareholders of the Company.

Additionally, as disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020, on November 12, 2020, the Company entered into an Amended and Restated Share Exchange Agreement (as amended by the first amendment thereto dated January 6, 2021, as disclosed in the Current Report on Form 8-K filed with the SEC on January 11, 2021, the “Axion Exchange Agreement”) with certain stockholders holding shares of Axion Ventures, Inc. (“Axion” and the “Axion Stockholders”) and certain debt holders holding debt of Axion (the “Axion Creditors”)(the “Axion Share Exchange”, and collectively with the HotPlay Exchange Agreement, the “Exchange Agreements” and the transactions contemplated therein, the “Share Exchanges”). The transactions contemplated by the Axion Exchange Agreement closed on November 16, 2020.

Pursuant to the HotPlay Exchange Agreement, the HotPlay Stockholders agreed to exchange 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company following the closing of the transactions contemplated therein) for 52 million shares of the Company’s common stock (the “HotPlay Shares”).

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of newly designated shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, into an aggregate of 7,417,700 shares of Monaker common stock; and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024 (the “Axion Debt”), for (i) 3,828,500 shares of newly designated shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, on a one-for-one basis; and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common stock (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events, including the approval of such issuance by the stockholders of the Company. The terms of the Series B Preferred Stock and Series C Preferred Stock are described in greater detail above under “Part I – Financial Statements – Item. Financial Statements – Notes to the Consolidated Financial Statements - Note 7 – Stockholders’ Equity“, above.

The Creditor Warrants, have cashless exercise rights, an exercise price of $2.00 per share and have a term of two years, beginning on the Vesting Date (defined below). The Creditor Warrants vest on the later of (a) the date that of the Axion Preferred Conversion, and the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that Monaker obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate (as applicable, the “Vesting Date”). All of the Creditor Warrants were granted to Cern One.

The HotPlay Exchange Agreement can be terminated by the parties thereto under various circumstances, including if the transactions contemplated thereby have not both been completed by February 28, 2021.

Following the closing of the HotPlay Share Exchange, the current HotPlay securityholders are expected to own approximately 64.0% of the outstanding common stock of Monaker, and the Axion Stockholders and Axion Creditors are expected to own, upon the automatic conversion of the outstanding Series B Shares and Series C Shares into common stock of the Company upon the closing of the HotPlay Share Exchange, approximately 13.8% of the aggregate outstanding common stock of Monaker, without taking into account the shares of common stock issuable upon exercise of the Creditor Warrants, with the Monaker stockholders prior to the effective date of the closing holding approximately 22.2% of the aggregate outstanding common stock of the combined company, in each case based on the current outstanding shares of common stock of Monaker.

We previously operated solely in the travel industry. With the recent acquisition of Longroot Inc, as previously discussed, we are now venturing into the cryptocurrency industry. Upon the completion of the HotPlay Exchange Agreement, the Company plans to transition its operations to those of a travel, cryptocurrency, and an in-game advertising company. During the period until the closing of the HotPlay Exchange Agreement, and in the event the HotPlay Exchange Agreement is not consummated, the Company intends to continue to actively operate in the travel and cryptocurrency industries.

July 2020 SPA Offering

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

Kingswood Capital Markets, division of Benchmark Investments, Inc., acted as the sole placement agent for the Company (the “Placement Agent”) on a “reasonable best efforts” basis, in connection with the Offering. The Company entered into a Placement Agency Agreement, dated as of July 24, 2020, by and between the Company and the Placement Agent (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 7% of the gross proceeds paid to the Company for the securities and was reimbursed for certain out-of-pocket expenses.

The shares of common stock sold in the offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the SEC on April 17, 2018 and declared effective on July 2, 2018 (File No. 333-224309).

HotPlay Convertible Note Advances

On September 1, 2020, September 18, 2020, September 30, 2020, on or around November 2, 2020, on November 24, 2020, December 11, 2020, on December 28, 2020 and on January 6, 2021, HotPlay advanced Monaker $300,000, $700,000, $1,000,000, $400,000, $100,000, $350,000, $100,000 and $50,000, respectively, under the terms of the HotPlay Exchange Agreement. The advances were evidenced by convertible promissory notes (“HotPlay Convertible Notes”) in the amount of each advance, and an effective date as of the date of each advance.

The advances, and the entry into the HotPlay Convertible Notes, were required conditions to the HotPlay Exchange Agreement, pursuant to which HotPlay was required to loan us $1,000,000 on or before August 31, 2020 (provided that Monaker waived such delay in providing such initial $1,000,000 of HotPlay advances) and is required to loan us an additional $1,000,000 (each a “Subsequent Loan”, and such loans, the “Hotplay Loans”), on September 30, 2020, and on the 15th day of each calendar month thereafter (each a “Required Lending Date”), through the date of closing of the HotPlay Exchange Agreement (provided that Monaker has waived any delay in timely providing such amounts to date). The HotPlay Convertible Notes totaled $3.0 million as of the date of this report. The HotPlay Convertible Notes are described in greater detail in the notes to the unaudited financial statements, including above under “Part I – Financial Statements – Item. Financial Statements – Notes to the Consolidated Financial Statements - Note 5 – Line of Credit and Notes Payable—HotPlay Convertible Notes“, above.

Letter of Intent for Acquisition of Additional Shares of Axion

On October 28, 2020, the Company entered into a non-binding Letter of Intent with two stockholders of Axion. Pursuant to the Letter of Intent, we agreed, subject to certain condition precedents, including regulatory approvals and the entry into material agreements with the sellers, to acquire approximately 12 million shares of Axion, equal to 5.7% of Axion’s outstanding shares, from the stockholders for approximately $2 million in cash and warrants to purchase an aggregate of 200,000 shares of common stock of the Company, with a six-month term, and an exercise price of $3.00 per share. In connection with our entry into the Letter of Intent, we paid the sellers approximately $460,000, as a non-refundable deposit towards the cash purchase price of the shares. The purchase is subject to the negotiation of, and entry into, a definitive purchase agreement with the sellers, as well as other closing conditions, which have not been entered into to date.

Amended Revolving Monaco Trust Note

On December 9, 2019, the Company entered into an Amended and Restated Promissory Note with the Donald P. Monaco Insurance Trust, of which Donald P. Monaco is the trustee and the Chairman of the Board of Directors of the Company (the “Monaco Trust”), in the amount of up to $2,700,000 (the “Revolving Monaco Trust Note”).

The amount owed pursuant to the Revolving Monaco Trust Note accrues interest at the rate of 12% per annum (18% upon the occurrence of an event of default). The Revolving Monaco Trust Note contains standard and customary events of default.

On January 29, 2020, the Company entered into a first amendment to the Revolving Trust Note with the Monaco Trust, to extend the maturity date of such note from February 1, 2020 to April 1, 2020. No other changes were made to such note as a result of such amendment.

On March 27, 2020, Company entered into a second amendment to the Revolving Trust Note with the Monaco Trust, to extend the maturity date of such Revolving Monaco Trust Note to December 1, 2020. No other changes were made to such note as a result of such amendment.

On November 6, 2020, the Company entered into a third amendment to the Revolving Trust Note with the Monaco Trust, to extend the maturity date of such Revolving Monaco Trust Note to February 28, 2021. No other changes were made to such note as a result of such amendment.

On November 16, 2020, the Company entered into a fourth amendment to the Revolving Trust Note with the Monaco Trust, to increase the amount available under such Revolving Monaco Trust Note to $2,800,000. No other changes were made to such note as a result of such amendment.

The Revolving Monaco Trust Note was fully repaid on January 4, 2021, with funds raised through the underwritten offering discussed below.

Longroot Acquisition

On November 16, 2020, Monaker acquired 100% of Longroot, Inc. (“Longroot”), which in turn owned 57% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owns 49% of the outstanding shares (100% of the ordinary shares) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

The acquisition was made pursuant to the November 2, 2020 Stock Purchase Agreement (the “SPA”) entered into with Dr. Jason Morton (“Morton”), and for certain limited purposes set forth therein, Longroot. Pursuant to the SPA, the Company purchased, 100% of Longroot, in consideration for (a) $1,700,000 in cash; and (b) 200,000 shares of restricted common stock. A total of $100,000 was paid as a non-refundable deposit towards the purchase of Longroot on October 15, 2020, and a total of $700,000 was paid at the closing on November 16, 2020, along with the issuance of the shares. Additionally, prior to the closing, the Company advanced a separate $400,000 to Longroot which was used for working capital prior to closing which brought the purchase price to a total of $2.2 million. The remaining $900,000 owed to Morton pursuant to the terms of the SPA (the “Remaining Cash Payments”) is payable in three installments of $300,000 each, due on or prior to (i) December 16, 2020 (30 days after the closing), which amount has been paid in full; (ii) March 16, 2021 (120 days after the closing); and (iii) April 15, 2021 (150 days after the closing), of which $150,000 has previously been paid as discussed below. Pursuant to the SPA, Morton has the option to elect to receive any or all of the Remaining Cash Payments in shares of common stock of the Company, with such number of shares issuable based on a Company stock price of $3.00 per share.

The Company provided Morton demand registration rights in connection with shares of restricted common stock of the Company held by Morton, provided that Morton is not authorized to request more than one demand registration in any 12-month period. In the event such demand registration right is exercised, the Company has 60 days to file a registration statement to register the shares demanded to be registered and is required to use commercially reasonable best efforts thereafter to gain effectiveness of such registration statement, with all fees being paid for by the Company. The demand registration right has no expiration date.

Effective on December 11, 2020, the Company entered into a letter agreement with Morton, which revised the terms of the SPA. Pursuant to the letter agreement, we agreed to accelerate the payment of an aggregate of $150,000 of the $300,000 which was payable pursuant to the terms of the SPA on or prior to April 15, 2021 (which amount was promptly paid), in consideration for Morton agreeing to withdraw a prior demand he had made for the Company to file a registration statement to register the 200,000 shares of common stock previously issue to Morton pursuant to the terms of the SPA. We also agreed to file a registration statement to register the 200,000 shares no later than January 31, 2021.

On January 5, 2021, the Company, through Longroot, subscribed to purchase an additional 100 shares of Longroot Cayman, in consideration for $1 million. The subscription was made pursuant to certain pre-emptive rights set forth in a shareholders’ agreement entered into between the shareholders of Longroot Cayman, and brought Longroot’s ownership of Longroot Cayman up to 75%.

A total of 22.9% of Longroot Cayman is owned by True Axion Interactive Ltd., of which Axion holds a 60% interest. Monaker currently owns approximately 33.85% of Axion’s shares.

Currently Longroot owns an approximate 36.75% indirect interest in Longroot Thailand, due to its ownership of 75% of Longroot Cayman, which in turn owns 49% of Longroot Thailand (75% x 49% = 36.75%)), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

Longroot Thailand is an Initial Coin Offering (ICO) portal operator authorized and regulated under Thai Digital Asset Business Law and licensed by the Thai Securities and Exchange Commission. Longroot Thailand provides fully regulated and licensed digital assets financing, and investment services for digital assets. The Company believes that this innovative new business model opens the door to new financing mechanisms, and new investment products. Monaker, as a majority stakeholder in Longroot Thailand, is planning to use the technology and digital asset capabilities to create cryptocurrencies regulated under Thai law, designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to Monaker’s gaming and travel businesses.

Streeterville Note Purchase

On November 23, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC, an accredited investor (“Streeterville”), pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $5,520,000 (the “Streeterville Note”). Streeterville paid consideration of (a) $3,500,000 in cash; and (b) issued the Company a promissory note in the amount of $1,500,000 (the “Investor Note”), in consideration for the Streeterville Note, which included an original issue discount of $500,000 (the “OID”) and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $350,000 of the OID is fully earned and the remaining $150,000 is not fully earned until the Investor Note is fully-funded by Streeterville.

The Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on November 23, 2021). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed an amount of $875,000 per month if the Investor Note has not been funded by Streeterville, and $1.25 million in the event the Investor Note has been funded in full. In the event we don’t pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral the outstanding balance of the Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the Streeterville Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the Streeterville Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

The Streeterville Note provides that if any of the following events have not occurred on or before April 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof: (a) the closing has not occurred; (b) during the period beginning on July 21, 2020, and ending on the date that the closing occurs, HotPlay must have raised at least $15,000,000 in cash through equity investments; (c) at the closing, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; (d) HotPlay must have become a co-borrower on the Streeterville Note; and (e) the Company must have paid off all outstanding debt obligations to the Monaco Trust and National Bank of Commerce (formerly Republic Bank)(“National Bank”), which amount owed to National Bank has been repaid in full.

Pursuant to the Streeterville Note, we provided Streeterville a right of first refusal to purchase any promissory note, debenture, or other debt instruments which we propose to sell, other than sales to officers or directors of the Company and/or sales to the government. Each time, if ever, that we provide Streeterville such right, and Streeterville does not exercise such right to provide such funding, the outstanding balance of the Streeterville Note increases by 3%, unless the proceeds from such sale(s) are used to repay the Streeterville Note in full. Each time, if ever, that we fail to comply with the terms of the right of first refusal, the outstanding balance of the Streeterville Note increases by 10%. The Streeterville Note includes offset rights against the Investor Note.

Additionally, upon each major default described in the Streeterville Note (i.e., the failure to pay amounts under the Streeterville Note when due or to observe any covenant under the Note Purchase Agreement (other than the requirement to make Equity Payments)) the outstanding balance of the Streeterville Note automatically increases by 15%, and for each other default, the outstanding balance of the Streeterville Note automatically increases by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the Streeterville Note immediately prior to the first event of default.

In connection with the Note Purchase Agreement and the Streeterville Note, the Company entered into a Security Agreement with Streeterville (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company.

The Investor Note, in the principal amount of $1,500,000, evidences an amount payable by Streeterville to the Company as partial consideration for the acquisition of the Streeterville Note. The Investor Note accrues interest at the rate of 10% per annum, payable in full on November 23, 2021, subject to a 30-day extension exercisable at the option of Streeterville and may be prepaid at any time. Streeterville may, in its sole discretion, designate collateral as security for its obligations under the Investor Note, provided that currently there is no collateral evidencing the repayment of such note. In the event (i) of the occurrence of any event of default under the Streeterville Note, (ii) of a breach of any material term, condition, representation, warranty, covenant or obligation of the Company under any agreement entered into with Streeterville along with the Note Purchase Agreement, or (iii) if the Company sells, transfers, assigns, pledges or hypothecates the Investor Note, or attempts to do any of the foregoing, Streeterville is entitled to deduct and offset any amount owing by the Company under the Streeterville Note from any amount owed by Streeterville under the Investor Note (provided that such amount is automatically offset if Streeterville has not exercised its offset right within 30 days prior to the maturity date of the Investor Note). The Investor Note includes customary events of default, subject to cure rights where applicable.

The Company engaged Ascendiant Capital Markets, LLC to serve as placement agent for the transaction between the Company and Streeterville in exchange for a commission equal to 7% of the gross cash proceeds received from the sale of the Streeterville Note ($245,000).

The Company used a portion of the net proceeds from the sale of the Streeterville Note to repay indebtedness owed to National Bank, which has been repaid in full; and repay amounts owed to the Monaco Trust.

December 2020 Underwritten Offering

On December 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, division of Benchmark Investments, Inc. (“Kingswood”) and Aegis Capital Corp. (“Aegis”), as representatives of the underwriters name therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 3,080,000 shares of the Company’s common stock, at a public offering price of $2.50 per share. The Company also granted the underwriters a 45-day option to purchase up to an additional 462,000 shares of common stock to cover over-allotments, if any, which over-allotment option was fully exercised on January 13, 2021. The Offering closed on December 31, 2020.

Kingswood and Aegis acted as the book-running managers for the Offering. The shares of common stock sold in the Offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3. The Company paid the Underwriters a cash fee equal to 6% of the aggregate gross proceeds received by the Company in connection with the Offering, paid the Underwriters a non-accountable expense allowance equal to 1% of the aggregate gross proceeds received by the Company in connection with the Offering, and reimbursed certain expenses of the Underwriters.

The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and Offering expenses, were approximately $7.1 million. The Company intends to use the net proceeds from the Offering to accelerate Longroot Thailand’s internet coin offering platform and our NextTrip platform and call center, to repay outstanding debt obligations (certain of which have already been paid, as discussed above), to pay outstanding obligations owed pursuant to prior acquisition agreements, for the potential acquisition of additional ownership interests in Axion and/or Longroot Cayman (of which additional interests have been purchased as described above), for general corporate purposes and working capital.

Pursuant to the Underwriting Agreement, the Company agreed, subject to certain exceptions, not to offer, issue or sell any shares of common stock or securities convertible into or exercisable or exchangeable for shares of common stock for a period of thirty days following the Offering without the prior written consent of Kingswood and Aegis.

In connection with the Offering, each of our officers, directors, and certain holders of our outstanding securities agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock for a period of thirty days after the Offering is completed, without the prior written consent of Kingswood and Aegis.

NextTrip Formation, Funding Agreement and Operations Agreement

Effective on January 12, 2021, Monaker, NextTrip Holdings, LLC, a newly formed Florida limited liability, which is wholly-owned by Monaker (“NextTrip”), HotPlay, and the HotPlay Stockholders, entered into a Subsidiary Formation and Funding Agreement (the “Formation and Funding Agreement”). The entry into the Formation and Funding Agreement was a required condition to closing the HotPlay Exchange Agreement, which required that Monaker transfer all of its pre-existing operations into a newly formed, wholly-owned subsidiary and that Monaker execute an agreement acceptable in form to Monaker and the principal HotPlay Stockholder providing for the operations of NextTrip, including governance and funding requirements associated therewith.

According to the Formation and Funding Agreement, Monaker agreed, prior to the closing date of the HotPlay Share Exchange, to transfer all of the assets, operations, material agreements, employees, and goodwill of Monaker relating to travel operations and business (collectively, the “travel operations”) to NextTrip to insulate the travel operations from the remainder of Monaker’s post-closing operations and allow for Monaker’s pre-closing management to continue to manage the travel operations post-closing pursuant to the terms of the NextTrip operating agreement (defined below). The Formation and Funding Agreement also provides for all North American payroll for Monaker’s travel operations to be paid through, and run by, NextTrip.

The Formation and Funding Agreement also requires Monaker (which at that time will have acquired 100% ownership of HotPlay), to transfer, within five (5) business days of the closing, no less than $5.8 million (less pre-closing advances (defined below)) of the cash held on the books of HotPlay at the time of closing to NextTrip (the “initial advance”). The initial advance will be available for use by NextTrip to retire debt of NextTrip (and/or debt of Monaker), fund operations, further develop the travel operations, and for such other purposes which are approved by the Board of Managers of NextTrip. “Pre-closing advances” means the aggregate amount of the HotPlay loans. The initial advance shall not be a loan but shall instead be deemed a capital contribution from Monaker to NextTrip.

The Formation and Funding Agreement also requires Monaker to advance an additional $10 million to NextTrip in 2021, pursuant to a mutually agreed-upon schedule of advances (the “subsequent advances”, and together with the initial advance, the “advances”). The subsequent advances shall similarly not be a loan, but shall instead be deemed further capital contributions by Monaker to NextTrip.

Additionally, as a separate requirement from the requirement to make the advances, Monaker is required to continue to fund all NextTrip expenses and operations, for so long as Monaker owns at least 50% of NextTrip, provided that NextTrip stays within 130% of a budget approved by the Board of Managers of NextTrip on an annual (calendar year) basis (the “budget threshold”). In the event NextTrip exceeds the budget threshold in any calendar year, Monaker shall not be required to fund more than the budget threshold in such calendar year but shall be required to fund the approved budget (in an amount of up to the then applicable budget threshold) in subsequent calendar years. Monaker is also required to promptly pay for or reimburse NextTrip for (at the option of NextTrip), all legal, audit, insurance, employee, administrative work, and other expenses paid or incurred by NextTrip on behalf of Monaker.

Under the Funding and Formation Agreement, NextTrip is required to assume all of the contractual and other obligations and liabilities of Monaker incurred before closing, provided that if such formal assumption is deemed too difficult or impracticable by NextTrip, or such formal assumption would trigger any defaults, required consents, or would be subject to any prerequisites, instead of formally assuming such obligations, NextTrip is required to pay such obligations as they come due and according to their terms (as such may be amended and modified from time to time).

Additionally, if Monaker’s currently pending lawsuit with IDS, Inc. (“IDS”), results in IDS returning the 1,968,000 shares of restricted common stock of Monaker which were originally issued to IDS in August 2019 (the “IDS Shares”), NextTrip shall, with the approval of the Board of Directors of Monaker, which shall not be unreasonably withheld or delayed, be able to use, and have issued for its benefit, such number of shares of Monaker for acquisitions and strategic transactions which benefit NextTrip and the travel operations, at the request of the NextTrip Board of Managers.

Finally, the Funding and Formation Agreement provided that NextTrip was required, before the closing, to adopt an operating agreement, which is discussed below, and which was adopted on January 11, 2021.

On January 11, 2021, Monaker, as sole-owner of NextTrip adopted the Operating Agreement of NextTrip (the “operating agreement”). The operating agreement sets forth the framework for the governance and operation of NextTrip. The operating agreement includes standard representations and warranties of members of NextTrip, customary indemnification and confidentiality obligations, and other customary and standard terms relating to the governance of limited liabilities companies.

The operating agreement provides for a three-person Board of Managers (“Board of Managers”) who manage NextTrip. Of those three members, two of such members are appointed by William Kerby and Donald P. Monaco, the current Chief Executive Officer and director and Chairman of the board of directors of NextTrip, and one of the members of the Board of Directors is selected by Monaker. Such designees can remove the managers they can appoint, replace such members from time to time in their discretion, and choose which persons fill vacancies created on the Board of Managers (to the extent such vacancies relate to positions they have authority to fill).

The initial members of the Board of Managers of NextTrip are (1) Mr. Kerby, (2) Mr. Monaco, and (3) J. Todd Bonner, a director of HotPlay.

The Board of Managers are tasked with creating a budget for NextTrip from time to time, but at least annually. The Managers have authority, without member approval, to have full, complete, and exclusive authority to manage and control the business, affairs, and properties of NextTrip, which includes, among other things, the ability to operate NextTrip and to enter into agreements and contracts, open and maintain bank accounts, borrow money, take actions in connection with the operation of NextTrip’s business, acquire, sell and operate properties and assets, obtain insurance, incur legal and other fees, employ employees and consultants, make expenditures and undertake other decisions or acts.

Member approval is required however if the Board of Managers desires to take certain material transactions affecting NextTrip, including to (a) amend the operating agreement or the Articles of Organization of NextTrip; (b) change the character of the business of the company; (c) sell all or substantially all of NextTrip’s assets; (d) mortgage or encumber all or substantially all of NextTrip’s assets; (e) undertake any action that would make it impossible for NextTrip to carry on its business, subject to certain limited exceptions; (f) approve any transaction with any affiliate of NextTrip other than arm’s length terms; (g) make any expenditure greater than $50,000, which is not outlined in an approved budget; or (h) confess a judgment against NextTrip.

Mr. Kerby serves as the Chief Executive Officer of NextTrip, and has the authority to appoint employees of NextTrip, and set forth their positions and salaries with NextTrip, and to further provide for the bonuses payable to such persons, provided that such compensation and bonuses do not exceed more than $500,000 in aggregate.

The operating agreement also provides that the Board of Managers, in their sole discretion, subject to applicable law, and advice of counsel, may determine that it is in the best interests of NextTrip to spin-off the membership interests of NextTrip held by Monaker to Monaker’s stockholders (a “spin-off” and a “spin-off determination”). In the event of a spin-off determination, the board of directors of Monaker is required to hold a Special Meeting of the board of directors to discuss such spin-off determination (the “spin-off meeting”), and whether or not such spin-off determination is in the best interests of Monaker and its stockholders. Notwithstanding the foregoing, it is to be presumed that such spin-off is in the best interests of Monaker and its stockholders. In the event the board of directors determines not to move forward with a spin-off, the Board of Managers may make additional spin-off determinations in the future, subject to the obligation of the board of directors of Monaker to approve such spin-offs. If the board of directors of Monaker determines to move forward with the spin-off, the spin-off will proceed according to applicable law, and if necessary, NextTrip will convert into a corporation prior to, or in connection with, such spin-off. Notwithstanding the rights of the Board of Managers above, neither Monaker, NextTrip, or the Board of Managers have any present intention to affect a spin-off of NextTrip.

Additionally, if the board of directors of Monaker has determined to proceed with a spin-off, the number of authorized membership interests of NextTrip are automatically increased by 33%, after which time the Board of Managers are authorized to issue additional membership interests of NextTrip to managers, officers, management, employees, or consultants of NextTrip, in their sole discretion, in consideration for services rendered or to be rendered.

The operating agreement may only be amended with the majority approval of the Board of Managers and the unanimous approval of the members (i.e., Monaker).

Monaker does not anticipate transferring its operations to NextTrip until right before the closing of the HotPlay Share Exchange, and currently NextTrip has no assets or operations.

Reinhart Acquisition Agreement

On January 15, 2021, the Company entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart Interactive TV AG, a company organized in Switzerland (“Reinhart”), and Jan C. Reinhart, the founder of Reinhart (“Founder”). The Investment Agreement contemplates the Company acquiring 51% of the ownership of Reinhart, in consideration for a capital contribution of 10,000,000 Swiss Francs (approximately $11.2 million), of which it is contemplated that one-half (approximately $5.6 million), will be paid in cash and one-half will be paid in restricted shares of the Company’s common stock (valued at approximately $5.6 million). The closing of the transactions contemplated by Investment Agreement is to take place on April 1, 2021, or earlier if the conditions to closing are earlier satisfied. Conditions to closing include the Company paying the required capital contribution, approval of the transaction by the board of directors of the Company and Reinhart, and certain requirements and confirmations required by Swiss law. The Investment Agreement includes customary representations and warranties of the parties. We also agreed to reimburse the Founder’s legal fees of up to 30,000 Swiss Francs (approximately $33,670) in connection with the transaction. Additionally, in the event we fail to close the transactions contemplated by the Investment Agreement by April 1, 2021, we agreed to pay the Founder 500,000 Swiss Francs (approximately $560,000), as a break-up fee.

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom operators and digital content owners and providing services to telecom operators and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder setting forth certain rules for the governance and control of Reinhart.

Additional information regarding the Investment Agreement is disclosed below under “Part II – Other Information—Item 5. Other Information”.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted. Since that time the U.S., and Florida in particular, have seen rapid increases in the spread of COVID-19. It is currently unclear whether the state of Florida, or the other states, countries or other jurisdictions in which we provide travel services, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations and/or results of operations, notwithstanding the recent start of the roll-out of COVID-19 vaccines. It is also too early to determine how effective or widespread the available vaccines will be to curb the spread or effects of COVID-19.

The COVID-19 pandemic, and governmental responses thereto, including travel restrictions, ‘stay-at-home’ orders and required social distancing orders, have severely restricted the level of economic activity around the world, and is having an unprecedented effect on the global travel industry. Additionally, the ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels, airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses.

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

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict at this time. The pandemic could continue to impede global economic activity for an extended period of time, even as restrictions are beginning to be lifted in many jurisdictions and vaccines are beginning to be made available, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

The Company’s liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms and insolvencies. All of that could be exacerbated by the Company’s financial position, and working capital deficit of $534,137 as of November 30, 2020.

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

As a result of the above, in the event the HotPlay Share Exchange described above do not close timely, if at all, and/or if the HotPlay Share Exchange is terminated, or HotPlay ceases making advances to us as required under the terms of the HotPlay Share Exchange, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

RESULTS OF OPERATIONS

For the Three Months Ended November 30, 2020 Compared to the Three Months Ended November 30, 2019

Revenues

Our total revenues decreased 94% to $5,346 for the three months ended November 30, 2020, compared to $89,168 for the three months ended November 30, 2019, a decrease of $83,822 from the prior period. The decrease in sales is mainly due to the impact of the COVID-19 pandemic on the global travel industry. We received many cancellations during the quarter and thereafter as travelers were unwilling, or unable, due to COVID-19 and worldwide travel restrictions associated therewith, to undertake travel and tours. Our sales have decreased drastically as a result of the pandemic. Some travelling schedules have been postponed to later in the year, or the beginning of next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time; provided that we expect such pandemic to continue to have a material adverse effect on our revenues for the remainder of the calendar year and continuing into 2021.

Cost of Revenues

Our total cost of revenues decreased 89% to $9,419 for the three months ended November 30, 2020, compared to $87,368 for the three months ended November 30, 2019, a decrease of $77,949. Our gross loss was $4,073 for the three months ended November 30, 2020, compared to gross profit of $1,800 for the three months ended November 30, 2019. Cost of revenues and gross profit decreased as a result of the decrease in revenues discussed above.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses increased by $121,109 or 7% to $1,763,219 for the three months ended November 30, 2020, compared to $1,642,110 for the three months ended November 30, 2019. This increase was mainly as a result of (i) an increase in stock-based compensation of $427,419 which consisted of $157,470 of employee related issuances and $253,791 of reclassifications of accruals in prior period, and (ii) a $188,867 increase in salaries and benefits related to additional personnel needed to support product launches. These increases were partially offset by a (i) a decrease in general and administrative expenses of $350,527, of which $288,155 related to a reduction in asset management expenses for the IDS project asset and a $44,173 decrease in travel related expenses, and (ii) a decrease in technology and development expenses of $171,099, as a result of the capitalization of development costs.

Other Expenses

Our other expenses include valuation gain or loss on investments, interest expense, and other income.

Our total other expenses decreased to $576,504 for the three months ended November 30, 2020, compared to $1,656,783 for the three months ended November 30, 2019, a change of $1,080,280 from the prior period. The reduction is mainly attributable to the valuation change of our holdings in Bettwork, Verus and Recruiter.com, as described in greater detail in “Note 3 – Investment in Unconsolidated Affiliates”, which resulted in a loss of $597,416 for the three months ended November 30, 2020, compared to a loss of $1,584,877 for the three months ended November 30, 2019, for an improvement of $987,461. This improvement was partially offset by an increase of $57,449 in interest expense and an increase of $260,182 in other income/expense. We also had a $109,915 loss on sale of marketable securities during the three months ended November 30, 2020, related to the realized loss on sale of our Verus holdings.

Net Loss

We had a net loss of $2,343,796 for the three months ended November 30, 2020, compared to a net loss of $3,297,093 for the three months ended November 30, 2019, resulting in an improvement in net loss of $953,298 or 29% from the prior period. This improvement in net loss was primarily due to a reduction in other income and expenses of $1,080,280 which was partially offset by an increase of $121,109 in operating expenses as described in greater detail above.

RESULTS OF OPERATIONS

For the Nine Months Ended November 30, 2020 Compared to the Nine Months Ended November 30, 2019

Revenues

Our total revenues decreased 87% to $47,765 for the nine months ended November 30, 2020, compared to $358,818 for the nine months ended November 30, 2019, a decrease of $311,053. The decrease in sales is mainly due to the impact of the COVID-19 pandemic on the global travel industry. We received numerous cancellations during the first nine months of the fiscal year and thereafter as travelers were unwilling, or unable, due to COVID-19 and worldwide travel restrictions associated therewith. Our sales have decreased drastically as a result of the pandemic. Some travelling schedules have been postponed to next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time; provided that we expect such pandemic to continue to have a material adverse effect on our revenues for calendar 2021.

Cost of Revenues

Our total cost of revenues decreased 86% to $43,186 for the nine months ended November 30, 2020, compared to $298,805 for the nine months ended November 30, 2019, a decrease of $255,619. Our gross profit was $4,579 for the nine months ended November 30, 2020, compared to $60,013 for the nine months ended November 30, 2019. Cost of revenues and gross profit decreased as a result of the decrease in revenues discussed above.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses increased by $688,333 or 15% to $5,331,638 for the nine months ended November 30, 2020, compared to $4,643,305 for the nine months ended November 30, 2019. This increase was mainly attributable to an increase in general and administrative expenses of $855,873 for the nine months ended November 30, 2020 which increased to $2,296,529, for the nine months ended November 30, 2020, compared to $1,440,656, for the nine months ended November 30, 2019, which was mainly the result of (i) an increase in investor relations activities of $230,850, to $735,620 for the nine months ended November 30, 2020, compared to $504,770, for the nine months ended November 30, 2019, and (ii) a $661,896 increase in legal and professional fees related to the aforementioned legal proceedings, which increased to $848,703 for the nine months ended November 30, 2020, from $186,807 for the nine months ended November 30, 2019. Salaries and benefits increased by $480,074, for the nine months ended November 30, 2020 to $1,665,661, compared to $1,185,587, for the nine months ended November 30, 2019, due to additional personnel needed to support product launches. Selling and promotions expenses increased by $146,871, for the nine months ended November 30, 2020, to $204,363, compared to $57,492, for the nine months ended November 30, 2019, as a result of new websites and product launches as previously described. All of these increases were partially offset by a decrease of $833,273 in technology and development related expenses, to $464,861 for the nine months ended November 30, 2020, compared to $1,298,134 for the nine months ended November 30, 2019, mainly as a result of capitalization of development costs.

Other Expenses

Our other expenses include valuation gain or loss on investments, interest expense, and other income.

Our total other expenses decreased to $1,775,808 for the nine months ended November 30, 2020, compared to $4,124,258 for the nine months ended November 30, 2019, a change of $2,348,451 from the prior period. The reduction is mainly attributable to the change in equity of our investment in Bettwork and Recruiter.com, as described in greater detail in “Note 3 – Investment in Unconsolidated Affiliates“, which resulted in less of a valuation gain/loss of $1,241,725 for the nine months ended November 30, 2020, compared to $3,994,511 for the nine months ended November 30, 2019, for an improvement of $2,752,786. This improvement was partially offset by a realized loss of $594,431 mainly related to the sale of a portion of our equity position in Verus.

Net Loss

We had a net loss of $7,102,867 for the nine months ended November 30, 2020, compared to a net loss of $8,707,550 for the nine months ended November 30, 2019, resulting in a decrease in net loss of $1,604,684 or 18% from the prior period. The decrease in the net loss was primarily due to a decrease of $2,348,451 in total other income and expense mainly related to valuation changes in our investment holdings, which was offset by an increase in total operating expenses of $688,333, a decrease in gross profit of $55,434 as described in greater detail above.

Liquidity and Capital Resources

At November 30, 2020, we had $3,596,130 of cash on-hand, an increase of $3,433,624 from the $162,506 of cash on hand we had at February 29, 2020. This increase was driven primarily by $9,559,766 of cash provided by financing activities offset by cash used by investing and operating activities of $3,322,584, and $2,803,558, respectively.

Net cash used in operating activities was $2,803,558 for the nine months ended November 30, 2020, a decrease of $5,323,455 from the $2,519,897 of cash provided by operating activities during the nine months ended November 30, 2019. The main items driving this decrease was (i) a net decrease of $3,550,133 in valuation losses and unrealized losses on marketable securities resulting in $1,836,156 for November 30, 2020 as compared to $5,386,289 as of November 30, 2019, (ii) a decrease of $4,920,000 on shares issued for intangible assets resulting in $0 for the nine months ended November 30, 2020, compared to $4,920,000 for the nine months ended November 30, 2019. These were offset by increases in stock-based compensation and consulting activities of $1,262,447 and a decrease of $1,604,683 in net loss from operations.

Net cash used in investing activities decreased to $3,322,584 for the nine months ended November 30, 2020, a decrease of $1,673,221 from the $4,995,805 of cash used in investing activities during the nine months ended November 30, 2019. The decrease was mainly driven by reduced spending on intangible assets of $4,158,265, from $4,981,622 for the nine months ended November 30, 2019, compared to $823,357 during the nine months ended November 30, 2020. The cash used for the nine months ended November 30, 2019, related to intangible assets of $4,981,622, related primarily to the purchase of certain intellectual property assets from IDS, Inc. (“IDS”) as described in detail under “Note 8 – Commitments and Contingencies”, under the heading “Legal Matters”, as compared to $0 for the nine months ended November 30, 2020, which was partially offset by $2,100,000 of payments related to the acquisition of Longroot Inc. in November 2020, as described in greater detail under “Note 4 – Acquisitions and Dispositions” —“Purchase of Longroot, Inc.” and $501,189 of payments related for our travel website development costs for the nine months ended November 30, 2020.

Net cash provided by financing activities was $9,559,766 for the nine months ended November 30, 2020, an increase of $6,973,748 from the $2,586,017 of cash provided by financing activities during the nine months ended November 30, 2019. Most of this increase is a result of proceeds from promissory notes from related parties of $4,090,000 which were partially offset by $367,408 of payments on those related notes for the nine months ended November 30, 2020 as compared to $0 for the nine months ended November 30, 2019. The sale of these promissory notes generated net proceeds of $1,397,592 associated with amounts borrowed under the Revolving Monaco Trust Note (discussed in greater detail above under “Note 6 –Related Party Promissory Notes and Transactions”, to the unaudited financial statements included herein) and $2,500,000 related to the HotPlay Convertible Notes (discussed in greater detail above under “Note 5 – Line of Credit and Notes Payable”). Additionally, the increase in cash provided by financing activities was also driven by proceeds from the issuance of non-related party promissory notes of $4,765,000, which were partially offset by payments of $747,826 for the nine months ended November 30, 2020. The main drivers of these proceeds were $3,870,000 of gross proceeds related to the Streeterville Note and $895,000 related to gross proceeds from the Iliad Note (both discussed in greater detail above under “Note 5 – Line of Credit and Notes Payable”, to the unaudited financial statements included herein) during the nine months ended November 30, 2020, which was partially offset by note repayments of $747,826 associated with repayments on the Iliad Note.

Our largest asset as of November 30, 2020, was $10,321,343 of website development costs and intangible assets, net, mainly related to the IDS project and Longroot, Inc. acquisition. As of November 30, 2020, most of the Company’s current liabilities consisted of $11,407,482 of notes payable mainly related to the Streeterville Capital, LLC, HotPlay Convertible Notes, Revolving Monaco Trust Note, and Longroot, Inc. agreements as previously discussed. The $9,272,121 of investment in affiliate as of November 30, 2020, represented the value of the Series B Convertible Preferred Stock issued in connection with acquisition of a 33.85% interest in Axion, which closed on November 16, 2020, provided that ownership of such Axion shares has not been formally transferred to the Company yet, due to a Cease Trade Order issued by the British Columbia Securities Commission, and as such, the ownership of those shares are not yet included on the balance sheet. The $7,657,024 of other receivable constitutes the debt acquired from the Axion Creditors in connection with the closing of the Axion Share Exchange on November 16, 2020.

As of November 30, 2020, we had $32,399,546 in total assets, $12,721,330 in total liabilities (all of which were current liabilities), negative working capital of $534,137 and a total accumulated deficit of $122,955,764. The negative working capital of $534,137 as of November 30, 2020, represented a decrease in working capital deficit of $1,976,478, compared to $2,510,615 of negative working capital which we had as of February 29, 2020, which decrease was mainly due to the increase in current assets associated with the acquisition of the $7,657,024 of debt owed by Axion, pursuant to the closing of the Axion Share Exchange and the increase in cash, offset by the increase in current liabilities related to borrowings.

Additionally, as described in greater detail above under “Recent Events”, on November 23, 2020, we received $3,255,000 of net proceeds in connection with the sale of the Streeterville Note and on December 31, 2020, we closed the underwritten Offering of 3,080,000 shares of our common stock (with an additional 462,000 shares of our common stock being sold on January 13, 2021, in connection with the underwriters exercise of their overallotment option), for $2.50 per share and raised net proceeds of approximately $8.1 million.

Additional information regarding our notes receivable, investments in equity instruments, acquisitions and dispositions, line of credit and notes payable can be found under “Part I – Financial Statements – Item. Financial Statements – Notes to Consolidates Financial Statements“ — “Note 2 – Notes Receivable“, “Note 3 – Investment in Equity Instruments“, “Note 4 – Acquisitions and Dispositions“, “Note 5 – Line of Credit and Notes Payable“, “Note 6 –Related Party Promissory Notes and Transactions“, and “Note 10 – Subsequent Events”.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $525,000, exclusive of capital expenditures. We anticipate the advances made, and required to be continued to made on a monthly basis by HotPlay, pursuant to the terms of the HotPlay Exchange Agreement, assuming they continue as required pursuant to the terms of the HotPlay Exchange Agreement, and funds raised through the sale of the Streeterville Note and pursuant to the underwritten Offering, will be sufficient to provide us working capital through the closing of the HotPlay Share Exchange. In the event the HotPlay Share Exchange does not close on a timely basis, HotPlay ceases making required advances, or the HotPlay Share Exchange is terminated, we anticipate requiring additional funding, because our projected cash generated from operations is not sufficient to meet our cash needs for working capital and capital expenditures, and if such additional funds are required, management intends to seek additional equity or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses, or to increase our ownership of Axion and/or Longroot Cayman or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

We will need substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. As of November 30, 2020, we had approximately $13 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fourth quarter fiscal 2021 financial results or for the year ended February 28, 2021, we currently anticipate a significant decrease in year-over-year revenue (similar to the decrease in quarter-over-quarter revenue we experienced during the quarters ended May 31, 2020, August 31, 2020 and November 30, 2020), which decreases we currently expect to continue throughout at least the early portion of fiscal 2022. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is unknown and impossible to predict at this time.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of November 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of November 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, and other related claims and vendor matters.

Such current litigation and prior settlements are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” from, Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in “Note 8 - Commitments and Contingencies“, under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 29, 2020, filed with the Commission on May 29, 2020, under the heading “Risk Factors“ except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 29, 2020, under “Risk Factors“ or below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of November 30, 2020, the Company had an accumulated deficit of $122,955,764. Net loss for the nine months ended November 30, 2020, amounted to $7,102,867. Our travel and commission operations generated a gross profit of only $4,579 for the nine months ended November 30, 2020, and as of November 30, 2020, we had a working capital deficit of $534,137. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve, or sustain profitability, or continue as a going concern. Furthermore, due to our relatively small size and market footprint, we may be more susceptible to issues affecting the global travel and cryptocurrency industries in general, such as COVID-19, contractions in the global travel industry, and cryptocurrency regulatory changes, as compared to larger competitors.

We currently have a monthly cash requirement of approximately $525,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity.

Since our inception, we have funded our operations with the proceeds from equity and debt financings. Currently, revenues provide less than 10% of our cash requirements. Our remaining cash needs are derived from debt and equity raises.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the sale of common stock and the issuance of promissory notes to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and continue to repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, we may be forced to scale back our business plan and/or liquidate some or all our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the travel industry and our business, operating results, and liquidity.

The COVID-19 pandemic, and governmental responses thereto, including travel restrictions, ‘stay-at-home’ orders and required social distancing orders, have severely restricted the level of economic activity around the world, and is having an unprecedented effect on the global travel industry. Additionally, the ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels and airlines and may be further limited through additional voluntary or mandated closures of travel-related businesses.

The measures implemented to contain the COVID-19 pandemic have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position. In particular, such measures have led to unprecedented levels of cancellations and limited new travel bookings in our travel division. Moreover, any additional measures or changes in laws or regulations, whether in the United States or other countries, that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring the closure of hotels or other travel-related businesses (such as restaurants) or otherwise restricting travel due to the risk of the spreading of COVID-19, may exacerbate the negative impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity position.

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions are beginning to be lifted in many jurisdictions and vaccines are beginning to be rolled out, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

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

Separately, our capital requirements associated with our travel division may increase in the near term and long-term due to the impact of the COVID-19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

As a result of the above, in the event the HotPlay Share Exchange described above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events“, does not close timely, if at all, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require, and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

A significant portion of our assets are subject to ongoing litigation, the result of which may cause a reduction in the value of such assets on our balance sheet and/or require such assets to be written off.

The Company is currently in ongoing litigation with IDS, Inc. (“IDS”) and certain other defendants affiliated with IDS. In August 2019, the Company acquired certain intellectual property from IDS pursuant to the terms of an Intellectual Property Purchase Agreement (the “IP Purchase Agreement”). The litigation seeks rescission of the IP Purchase Agreement and return of the 1,968,000 shares of restricted common stock of the Company (the “IDS Shares”) issued to IDS pursuant to the IP Purchase Agreement, among other things. In the event the IP Purchase Agreement is unwound, the value of our assets, or more specifically, the value of website development costs and intangible assets, net, on our balance sheet (currently $10,321,343), may be decreased by the value of such acquired assets ($5,015,593). Separately, depending on the outcome of the litigation, we may determine that a partial or full write-down of such intellectual property assets obtained from IDS is necessary or warranted. The outcome of the litigation with IDS and related parties may result in the value of our assets decreasing in value significantly, which could have a material adverse effect on our financial statements, our ability to raise funding, could trigger a default under our loan and other agreements, and/or could result in us failing to meet the continued listing requirements of The NASDAQ Capital Market, all of which could cause the value our securities to decline in value.

Axion owes us a substantial amount of money, the payment of which is in default, and which may not be timely repaid, if at all.

Pursuant to the Axion Share Exchange, which closed on November 16, 2020, the Company acquired $7,657,024 of debt owed by Axion. As of June 30, 2019, the last date that publicly available information for Axion is available, Axion had $2.5 million more liabilities than assets. The Axion debt acquired by the Company pursuant to the November 16, 2020 closing of the Axion Share Exchange is currently past due and has not been paid to date. We may have to take legal action to enforce the repayment of such debt. Furthermore, Axion may not have sufficient cash to repay such debt. The debt is unsecured and as such, secured creditors of Axion may have priority rights to Axion’s assets in connection with any liquidation or bankruptcy. In the event the Axion debt is not paid and/or not paid in full, it could have a material adverse effect on our cash flows and our ability to pay our debts as they become due. Any continued failure by Axion to timely repay their debt obligations under the Axion debt acquired pursuant to the Axion Share Exchange could cause the value of our securities to decline in value or become worthless.

Our obligations under the Streeterville Capital, LLC Promissory Note are secured by a first priority security interest in substantially all of our assets.

On November 23, 2020, we sold Streeterville Capital, LLC (“Streeterville”), a Secured Promissory Note in the original principal amount of $5,520,000 (the “Streeterville Note”). Streeterville paid consideration of (a) $3,500,000 in cash; and (b) issued the Company a promissory note in the amount of $1,500,000 (the “Investor Note”), in consideration for the Streeterville Note, which included an original issue discount of $500,000 (the “OID”) and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $350,000 of the OID is fully earned and the remaining $150,000 is not fully earned until the Investor Note is fully funded by Streeterville. The Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on November 23, 2021). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed an amount of $875,000 per month if the Investor Note has not been funded by Streeterville, and $1.25 million in the event the Investor Note has been funded in full. In the event we don’t pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral the outstanding balance of the Streeterville Note is increased by 2%. For so long as the Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the Streeterville Note.

In connection with the Streeterville Note, the Company entered into a Security Agreement with Streeterville (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company.

As such, Streeterville may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

Risks Relating to The Share Exchanges:

The number of shares of common stock issuable pursuant to the HotPlay Share Exchange and in connection with the Axion Preferred Conversion will cause significant dilution to existing stockholders and a change of control of the Company.

Pursuant to the HotPlay Share Exchange, following the completion of the HotPlay Share Exchange and at the time the outstanding shares of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock automatically converts into common stock of the Company (the “Axion Preferred Conversion”)(anticipated to occur near or at the same time as the closing of the HotPlay Share Exchange), the current HotPlay securityholders are expected to own approximately 64.0% of the aggregate outstanding shares of common stock of Monaker, and the Axion Stockholders and Axion Creditors are expected to own approximately 13.8% of the aggregate outstanding common stock of Monaker (without taking into account shares of common stock issuable upon exercise of the Creditor Warrants), with the Monaker stockholders prior to the effective date of the closing and conversion holding approximately 22.2% of the aggregate outstanding common stock of the combined company (without taking into account shares of common stock issuable upon exercise of the Creditor Warrants). As a result, the total shares of common stock issuable upon closing of the HotPlay Share Exchange and in connection with the Axion Preferred Conversion will cause significant dilution to existing stockholders, and result in a change of control.

The Company has not yet transferred the shares of Axion acquired pursuant to the closing of the Axion Share Exchange into its name.

Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a Cease Trade Order issued by the British Columbia Securities Commission, which impacts Axion, and the Company may choose to not formally complete such transfer, but to instead obtain the contractual rights to vote and receive the economic rights to such shares, until such time as such shares can be formally transferred. In the event the transfer of the Axion shares is not approved, or delayed, the Company may be unable to take title to such shares, which could have adverse effects on the Company’s accounting for such acquisition and may ultimately prevent the Company from recognizing the value of such shares. For example, as of November 30, 2020, the Company has accounted for its 33.85% interest in Axion as an investment in affiliate, valued at the aggregate liquidation preference of the Series B Convertible Preferred Stock issued in consideration for such shares of Axion, as ownership of such Axion shares have not yet been formally transferred to the Company.

Combining HotPlay and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the HotPlay Share Exchange, including expected financial and operating performance of the combined company.

The success of the HotPlay Share Exchange will depend, in part, on the combined company’s ability to realize anticipated cost savings from combining the businesses of the Company and HotPlay. To realize the anticipated benefits and cost savings from the HotPlay Share Exchange, the Company and HotPlay must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and HotPlay are not able to successfully achieve these objectives, the anticipated benefits of the HotPlay Share Exchange may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the HotPlay Share Exchange could be less than anticipated.

The Company and HotPlay have operated and, until the completion of the HotPlay Share Exchange, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings of the HotPlay Share Exchange. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and HotPlay during this transition period and for an undetermined period after completion of the HotPlay Share Exchange on the combined company.

The combined company may be unable to retain Company and/or HotPlay personnel successfully after the HotPlay Share Exchange is completed.

The success of the HotPlay Share Exchange will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and HotPlay. It is possible that these employees may decide not to remain with the Company or HotPlay, as applicable, while the HotPlay Share Exchange is pending, or with the combined company after the HotPlay Share Exchange is consummated. If key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company and HotPlay to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and HotPlay may not be able to locate or retain suitable replacements for any key employees who leave either company.

Regulatory and other approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the HotPlay Share Exchange.

Before the HotPlay Share Exchange may be completed, applicable approvals may need to be obtained under certain laws and regulations and from various third parties. In deciding whether to grant regulatory clearances and approvals, the relevant governmental entities may consider, among other things, the effect of the HotPlay Share Exchange on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. We and HotPlay may need to provide significant additional consideration to third parties who hold contractual rights to approve and consent to the HotPlay Share Exchange. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the HotPlay Share Exchange or that obtaining the consent of such regulators or third parties will not result in additional material costs. In addition, any such conditions, terms, obligations or restrictions may result in the delay or abandonment of the HotPlay Share Exchange.

The consummation of the HotPlay Share Exchange will result in a change of control of the Company.

Due to the significant number of shares issuable at the closing of the HotPlay Share Exchange (i.e., 52,000,000 shares of Monaker common stock (currently representing approximately 64.0% of the shares of common stock which will be outstanding at closing, based on Monaker’s current outstanding shares)), a change of control of the Company will be deemed to have occurred, and the owners of HotPlay prior to the HotPlay Share Exchange will obtain control of the Company (both as to the board of directors and voting control over the Company). Additionally, the HotPlay Exchange Agreement requires all but three of our current directors to resign and the appointment of four new directors, which are to be nominated by the principal stockholder of HotPlay, and such principal stockholder and Monaker are required to mutually agree on a seventh, eight and nineth director who will be independent, unless otherwise agreed by the parties (one of which is currently anticipated to be one of Monaker’s current directors). Additionally, the new stockholders obtaining shares in the HotPlay Share Exchange will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares prior to the HotPlay Share Exchange will be minority stockholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove the directors appointed by the prior owners of HotPlay, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. An owner of the Company’s securities should keep in mind that your shares, and your voting of such shares, will likely have little effect on the outcome of corporate decisions.

Upon the closing of the HotPlay Share Exchange we plan to transition the majority of our business operations to those of HotPlay.

While we plan to continue to operate in the travel industry, and through Longroot, following the closing of the HotPlay Share Exchange, we anticipate that the more significant portion of our assets and operations will be related to in-game advertising. We have no experience operating as an in-game advertising company and our operations in such industry will be subject to all of the risks of any new business in a new industry. Our change in business structure may not be successful. Additionally, such new controlling stockholders, directors and officers may not be able to properly manage our new direction. If our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which may cause the value of our common stock to decline or become worthless.

We will be subject to business uncertainties and contractual restrictions while the HotPlay Share Exchange is pending.

Uncertainty about the effect of the HotPlay Share Exchange on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the HotPlay Share Exchange is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the HotPlay Share Exchange has been successfully completed or terminated. Retention of certain employees may be challenging during the pendency of the HotPlay Share Exchange, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the HotPlay Share Exchange could be negatively impacted. In addition, the HotPlay Share Exchange restricts us from making certain acquisitions and taking other specified actions until the HotPlay Share Exchange is completed without certain consents and approvals. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the HotPlay Share Exchange.

The HotPlay Share Exchange limits our ability to pursue alternatives to the HotPlay Share Exchange.

The HotPlay Share Exchange contains provisions that could adversely impact competing proposals to acquire us. These provisions include the prohibition on us generally from soliciting any acquisition proposal or offer for a competing transaction. These provisions might discourage a third party that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed consideration payable pursuant to the HotPlay Share Exchange.

The HotPlay Exchange Agreement may be terminated in accordance with its terms and the HotPlay Share Exchange may not be completed.

The HotPlay Exchange Agreement is subject to several conditions that must be fulfilled in order to complete the HotPlay Share Exchange. These conditions to the closing of the HotPlay Share Exchange may not be fulfilled and, accordingly, the HotPlay Share Exchange may not be completed. In addition, the parties to the HotPlay Exchange Agreement can generally terminate such agreement if the transactions contemplated thereby do not close by February 28, 2021, under certain other conditions if the terms of the HotPlay Share Exchange are breached, and the parties can mutually decide to terminate the HotPlay Exchange Agreement at any time. In addition, the Company and the counterparties to the HotPlay Exchange Agreement may elect to terminate the HotPlay Exchange Agreement in certain other circumstances.

Litigation could prevent or delay the closing of the HotPlay Share Exchange or otherwise negatively impact the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the HotPlay Share Exchange. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the HotPlay Share Exchange. Such litigation, affecting HotPlay and/or the HotPlay Stockholders, could delay or prevent the closing of the HotPlay Share Exchange.

Certain of the Company’s warrant holders will need to approve the HotPlay Share Exchange or agree to modify such warrants, or such warrant holders will have the right to require the Company to repurchase such warrants upon the closing of the HotPlay Share Exchange.

Certain of the Company’s outstanding warrants agreements include provisions which allow such holders the right, following a fundamental transaction, such as the HotPlay Share Exchange, to require the Company to repurchase such securities at their Black Scholes values, which repurchase amounts may be significant and may be several times more than the exercise prices of such warrants, even if they are significantly out-of-the-money. As a result, in the event such warrant holders do not consent to the HotPlay Share Exchange, exercise their warrants prior to the date of closing of the HotPlay Share Exchange, or otherwise agree to modify such warrants, the Company may be forced to expend significant resources repurchasing such warrants and the funding for such repurchases may not be available on favorable terms, if at all, and/or such conditions and requirements may ultimately prevent the HotPlay Share Exchange from closing.

Termination of the HotPlay Share Exchange could negatively impact the Company.

In the event the HotPlay Share Exchange is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the HotPlay Share Exchange, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the HotPlay Share Exchange will be completed. If the HotPlay Share Exchange is terminated and our board of directors seeks another acquisition or business combination, our stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the HotPlay Share Exchange.

The combined company will likely be required to re-meet the initial listing standards of The NASDAQ Capital Market in order to close the HotPlay Share Exchange.

The closing of the HotPlay Share Exchange requires that the Company requalify for initial listing on The NASDAQ Capital Market, pursuant to the applicable guidance and requirements of NASDAQ as of the date of the closing of the HotPlay Share Exchange, if required, and we currently anticipate being required to re-meet such initial listing standards upon closing. The NASDAQ Capital Market initial listing standards include more stringent requirements than The NASDAQ Capital Market continued listing standards.

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

We may not be able to re-meet the initial listing standards described above upon closing of the HotPlay Share Exchange, which is a required condition to closing the HotPlay Share Exchange, if required by The NASDAQ Capital Market.

The HotPlay Share Exchange contain provisions that may discourage other companies from trying to combine with us on more favorable terms while the HotPlay Share Exchange is pending.

The HotPlay Share Exchange contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the HotPlay Share Exchange. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

Failure to complete the HotPlay Share Exchange could negatively impact our stock price and future business and financial results.

If the HotPlay Share Exchange is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●           we will not realize the benefits expected from the HotPlay Share Exchange, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●           we may experience negative reactions from the financial markets and our partners and employees;

●           the HotPlay Share Exchange places certain restrictions on the conduct of our business prior to the completion of the HotPlay Share Exchange or the termination of the HotPlay Share Exchange. Such restrictions, the waiver of which is subject to the consent of the counterparties to such agreement, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the HotPlay Share Exchange; and

●           matters relating to the HotPlay Share Exchange (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

Significant costs are expected to be incurred in connection with the consummation of the HotPlay Share Exchange and integration of the Company and HotPlay into a single business, including legal, accounting, financial advisory and other costs.

If the HotPlay Share Exchange is consummated, the Company and HotPlay expect to incur significant costs in connection with integrating their operations and personnel. These costs may include costs for:

●      employee redeployment, relocation or severance;

●      integration of information systems; and

●      reorganization or closures of facilities.

In addition, the Company and HotPlay expect to incur a number of non-recurring costs associated with combining the operations of the two companies, which cannot be estimated accurately at this time. The Company and HotPlay will also incur transaction fees and other costs related to the HotPlay Share Exchange. Additional unanticipated costs may be incurred in the integration of the businesses of the Company and HotPlay. Although the Company and HotPlay expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company and HotPlay will be successful in these integration efforts.

The conversion of the HotPlay Notes (and future HotPlay convertible notes) into common stock pursuant to their terms, will cause immediate and substantial dilution.

As described in greater detail above under “Part I – Financial Statements – Item. Financial Statements – Notes to the Consolidated Financial Statements - Note 5 – Line of Credit and Notes Payable—HotPlay Convertible Notes”, in certain situations the HotPlay Notes (and future convertible notes issued to HotPlay) automatically convert into common stock of the Company at a conversion price of $2.00 per share. If converted in full as of the date of this report, without taking into account accrued interest, which also converts into common stock at a conversion price of $2.00 per share, HotPlay would be issued an aggregate of 1,500,000 shares of common stock. Such issuance would result in immediate and substantial dilution to the interests of other stockholders.

Risks Relating to Longroot Thailand

Cryptocurrency exchanges and other trading venues are relatively new.

When cryptocurrency exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in cryptocurrency prices, impact the success of Longroot Thailand and have a material adverse effect on the ability of Longroot Thailand to continue as a going concern, which correspondingly could harm the business, prospects and operations of the Company. Cryptocurrency market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. In the event Longroot Thailand faces fraud, security failures, operational issues or similar events, such factors would have a material adverse effect on the ability of Longroot Thailand to continue as a going concern, which could have a material adverse effect on the business, prospects or operations of Longroot Thailand.

Longroot Thailand’s business may be adversely affected by market uncertainty or lack of confidence among investors.

Longroot Thailand’s revenues are derived from the participation in fundraising activities via the issuance of crypto tokens through its Initial Coin Offering (ICO) Portals. Uncertain economic and market conditions, and other poor geopolitical conditions, may adversely affect investor confidence and business activities of potential clients. This could result in declines in size and number of fundraises, which would likely negatively impact Longroot Thailand’s results of operations.

Regulatory changes or actions may alter the nature of the Company’s ownership of Longroot Thailand or restrict the use of cryptocurrencies in a manner that adversely affects Longroot Thailand’s business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. Thailand, where Longroot Thailand is regulated, is the first country to approve a legal initial coin offering (“ICO”) portal for issuers. Under Thai Securities and Exchange Commission (“Thai SEC”) regulation, all crypto token issuance in Thailand must be approved by the Thai SEC and carried out via an approved ICO Portal such as Longroot Thailand. Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies could impact the ability of Longroot Thailand to continue to operate and such actions could affect the ability of Longroot Thailand to continue as a going concern, which could have a material adverse effect on the business, prospects or operations of the Company.

Furthermore, tokens issued by Longroot Thailand may be classified as securities depending on the nature of the token and the regulatory frameworks of the respective jurisdictions. Longroot Thailand’s activities may be subject to securities regulations in different jurisdictions, which could limit its business activity, such as limits on the personnel it can issue tokens to, and this may negatively impact Longroot Thailand’s profitability. In addition, compliance with existing laws and regulations, will involve significant amounts of time, including that of Longroot Thailand’s senior leaders and that of dedicated compliance personnel, all of which might negatively impact Longroot Thailand’s results of operations.

The development and acceptance of cryptographic and algorithmic protocols governing the issuance of and transactions in cryptocurrencies are subject to a variety of factors that are difficult to evaluate.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs digital assets based upon a computer-generated mathematical and/or cryptographic protocol. The growth of this industry in general, and the use of cryptocurrencies in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable.

Longroot Thailand’s coins might be used for illegal or improper purposes, which could expose Longroot Thailand to additional liability and harm its business.

Longroot Thailand’s coins remain susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Coinholders may also encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures Longroot Thailand has taken are too restrictive and inadvertently screen proper transactions, this could diminish customer experience which could harm its business. Thailand’s business could be harmed if customers use its system for illegal or improper purposes.

Acceptance and/or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively small use of cryptocurrencies in the retail and commercial marketplace for goods or services. In comparison, there is relatively large use by speculators contributing to price volatility. The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on the ability of Longroot Thailand to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of Longroot Thailand and ultimately the Company.

There are cyber security risks related to cryptocurrency trading.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in cryptocurrency codes may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of cryptocurrency trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create money have previously occurred. Any of the above events effecting Longroot Thailand may adversely affect its operations and results of operations and ultimately have a material adverse effect on the Company.

Competing blockchain platforms and technologies may cause consumers to use alternative distributed ledgers.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. This may adversely affect Longroot Thailand.

Future regulatory changes affecting Longroot Thailand are unable to predict.

Digital assets in Thailand are regulated under the Securities and Exchange Commission of Thailand, and are subject to comprehensive statutes, regulations and margin requirements. In addition, the Securities and Exchange Commission of Thailand is authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of digital assets both inside and outside Thailand is a rapidly changing area of law and is subject to modification by government and judicial action. Digital assets also currently face an uncertain regulatory landscape in various jurisdictions. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect digital assets and its users, particularly digital asset operators and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of Thailand and may negatively impact the acceptance of digital assets by users, merchants and service providers outside of Thailand and may therefore impede the growth of the digital asset economy. The effect of any future domestic or foreign regulatory change on the Longroot Thailand is unable to be predicted, but such change could be substantial and adverse to Longroot Thailand’s operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no sales of unregistered securities during the three months ended November 30, 2020 and from the period from November 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company’s August 31, 2020, Quarterly Report, or in a Current Report on Form 8-K, except as disclosed below:

▪	In November 2020, the Company issued 35,000 shares of restricted common stock to a consultant in consideration for investor relations services.

▪	In November 2020, the Company issued 10,000 shares of restricted common stock to a consultant in consideration for consulting services in connection with a medical tourism project.

▪	On September 1, 2020, the Company entered into a consulting agreement with Beachfront Travel Consulting LLC for their services and expertise in Call Center and Sales Operations. The consultant agreed to assist the Company in the development and design of a Call Center Operation to support the Company’s brand. The Company agreed to pay the consultant compensation of 1,500 restricted shares of common stock per month, with a price equal to the closing price on the last day of the month and the consultant agreed to advise the Company on policies and procedures, performance metrics and reporting, operational standards and training of call center staff. The Company issued the consultant 1,500 shares of restricted common stock for the months of September, October and November 2020. The agreement was terminated on December 7, 2020, and the parties entered into as a new consulting agreement, with an annual fee of $110,000 instead of the 1,500 per month stock compensation.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events described below, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q, instead of in a Current Report on Form 8-K under Items 1.01, 2.03, and 3.02, as applicable:

Item 1.01 Entry into a Material Definitive Agreement.

On January 15, 2021, the Company entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart Interactive TV AG, a company organized in Switzerland (“Reinhart”), and Jan C. Reinhart, the founder of Reinhart (“Founder”). The Investment Agreement contemplates the Company acquiring 51% of the ownership of Reinhart, in consideration for a capital contribution of 10,000,000 Swiss Francs (approximately $11.2 million), of which it is contemplated that one-half (approximately $5.6 million), will be paid in cash and one-half will be paid in restricted shares of the Company’s common stock (valued at approximately $5.6 million). The closing of the transactions contemplated by Investment Agreement is to take place on April 1, 2021, or earlier if the conditions to closing are earlier satisfied. Conditions to closing include the Company paying the required capital contribution, approval of the transaction by the board of directors of the Company and Reinhart, and certain requirements and confirmations required by Swiss law. The Investment Agreement includes customary representations and warranties of the parties. We also agreed to reimburse the Founder’s legal fees of up to 30,000 Swiss Francs (approximately $33,670) in connection with the transaction. Additionally, in the event we fail to close the transactions contemplated by the Investment Agreement by April 1, 2021, we agreed to pay the Founder 500,000 Swiss Francs (approximately $560,000), as a break-up fee.

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom operators and digital content owners and providing services to telecom operators and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder (the “Shareholders’ Agreement”). The Shareholders’ Agreement set forth certain rules for the governance and control of Reinhart. The Shareholders’ Agreement provides that the Board of Directors of Reinhart will consist of five members, three of which will be appointed by the Founder and other shareholders of Reinhart, and two of which will be appointed by the Company; that any material shareholder matters are required to be approved by shareholders holding at least 66 2/3% of the total outstanding vote of Reinhart; that in the event Reinhart issues, within five years after the closing date, any equity or convertible equity, with a price less than the most recent valuation of Reinhart’s shares, the shares held by each director who is appointed by the Founder are subject to weighted average anti-dilution protection; provides for various restrictions on transfers of shares of Reinhart, including right of first refusal rights, tag-along rights, and drag-along rights, as well as certain rights which would trigger the right of the other parties to the Shareholders’ Agreement to acquire the shares held by an applicable shareholder, for the higher of the fair market value and the nominal value of the shares (except in the case of (c) where the purchase price is the lower of such amounts), if such shareholder (a) commits a criminal act against the interests of another party, Reinhart or its affiliates; (b) breaches the Shareholders’ Agreement, and fails to cure such breach 20 days after notice thereof is provided; or (c) the employment of any employed shareholder is terminated for certain reasons.

The Shareholders Agreement also provides a right for the Founder and any other persons appointed as directors by the Founder to put their shares to the Company, at which time the Company will be required to purchase such shares (the “Founder’s Shares”), based on the following schedule:

Date right is triggered	Percent of Founder’s Shares eligible to be sold	Required Purchase Price
January 1, 2024	33%	15 times EBITDA based on audited 2023 Reinhart financials
January 1, 2025	66%	15 times EBITDA based on audited 2024 Reinhart financials
December 20, 2025, if the Board of Directors of Reinhart, together with a majority of the directors appointed by the Company, agree to sell Reinhart to a third party, but the Company and the Founder can’t agree on such sale, by such date	100%	Higher of (a) 15 times EBITDA based on audited 2025 Reinhart financials; and (b) the value of a fully-funded acquisition proposal based on audited 2025 Reinhart financials
January 1, 2026	100%	Lower of (a) 15 times EBITDA based on audited 2025 Reinhart financials; and (b) the value of a fully-funded acquisition proposal based on audited 2025 Reinhart financials

The Shareholders’ Agreement also allows the parties to file for an initial public offering on a Swiss trading exchange. The Shareholders’ Agreement has a term of 10 years, extendable thereafter for successive five-year periods, unless terminated by either party with 12 months prior written notice (provided that any such termination shall only be applicable to the terminating shareholder), subject to earlier termination in connection with certain initial public offerings.

As discussed above, the transactions contemplated by the Investment Agreement are subject to certain conditions and are not expected to close until April 1, 2021.

The foregoing description of the Investment Agreement and Shareholders’ Agreement, do not purport to be complete and are qualified in their entirety by reference to the full text of the Investment Agreement and Shareholders’ Agreement, which are filed as Exhibits 10.30, and 10.31 to this Quarterly Report on Form 10-Q.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information and disclosures regarding the Investment Agreement set forth in Item 1.01 above are incorporated by reference into this Item 2.03 of this “Item 5. Other Information”, in their entirety.

Item 3.02. Unregistered Sales of Equity Securities.

As described in Item 1.01 of this “Item 5. Other Information”, the Company contemplates issuing shares of restricted common stock to Reinhart to pay its required capital contribution under the terms of the Investment Agreement, which shares will be equal in value to 10,000,000 Swiss Francs (approximately $5.6 million).

We claim an exemption from registration for the offer of the restricted stock described above, and plan to claim an exemption for the issuance of such restricted stock, pursuant to Section 4(a)(2), Rule 506(b) and/or Regulation S of the Securities Act (“Regulation S”), since the shares of common stock were offered to, and will be obtained by, an “accredited investor” and/or a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the Company, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. The securities will be subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 6. Exhibits.

			Incorporated By Reference
Exhibit No.	Description	Filed or Furnished Herewith	Form	Exhibit	Filing Date	File No.

1.1	Placement Agency Agreement, dated July 24, 2020 between the Company and Kingswood Capital Markets, division of Benchmark Investments, Inc.		8-K	1.1	7/27/2020	001-38402

1.2	Underwriting Agreement, dated December 28, 2020, by and between Monaker Group, Inc., Kingswood Capital Markets, division of Benchmark Investments, Inc. and Aegis Capital Corp.		8-K	1.1	12/31/2020	001-38402

2.1#	Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated as of July 21, 2020		8-K	2.1	7/23/2020	001-38402

2.2	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020		8-K	2.2	10/29/2020	001-38402

2.3	Second Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated November 12, 2020		8-K	2.3	11/18/2020	001-38402

2.4	Third Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated January 6, 2021		8-K	2.4	1/11/2021	001-38402

2.5#	Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of July 21, 2020		8-K	2.2	7/23/2020	001-38402

2.6	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020		8-K	2.4	10/29/2020	001-38402

2.7#	Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of November 12, 2020	8-K	2.6	11/18/2020	001-38402

2.8	Stock Purchase Agreement dated November 2, 2020, by and between Dr. Jason Morton (seller), Monaker Group, Inc. (purchaser), and Longroot, Inc., for certain limited purposes	8-K	2.1	11/19/2020	001-38402

2.9	December 11, 2020 Letter Agreement between Monaker Group, Inc. and Dr. Jason Morton relating to the November 2, 2020 Stock Purchase Agreement	8-K	2.2	12/18/2020	001-38402

2.10	First Amendment to Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of January 6, 2021	8-K	2.7	1/11/2021	001-38402

3.1	Articles of Incorporation	SB-2	3.1	8/14/2006	333-136630

3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)	S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.3	9/25/2017	333-220619

3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.4	9/25/2017	333-220619

3.5	Certificate of Change Filed Pursuant to NRS 78.209	8-K	3.1	5/21/2012	000-52669

3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.6	9/25/2017	333-220619

3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split	8-K	3.1	6/26/2015	000-52669

3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.	8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009	S-1	3.6	9/23/2016	333-213753

3.10	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.1	9/25/2017	000-52669

3.11	Certificate of Withdrawal of Certificate of Designation of Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.2	9/25/2017	000-52669

3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on September 22, 2017	8-K	3.3	9/25/2017	000-52669

3.13	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018	8-K	3.1	2/12/2018	000-52669

3.14	Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 13, 2020	8-K	3.1	11/18/2020	001-38402

3.15	Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 13, 2020	8-K	3.2	11/18/2020	001-38402

3.16	Amended and Restated Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on January 8, 2021	8-K	3.1	1/11/2021	001-38402

3.17	Operating Agreement of NextTrip Holdings, LLC	8-K	3.1	1/13/2021	001-38402

3.18	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669

10.1	Second Amendment to Amended and Restated Promissory Note dated March 27, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.1	3/30/2020	001-38402

10.2	First Amendment to Promissory Note ($25,000) dated January 29, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K	10.4	1/31/2020	001-38402

10.3	Second Amendment to Promissory Note ($25,000) dated March 27, 2020, by and between Monaker Group, Inc. and Pasquale LaVecchia	8-K	10.2	3/30/2020	001-38402

10.4	First Amendment to Promissory Note ($150,000) dated January 29, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K	10.6	1/31/2020	001-38402

10.5	Second Amendment to Promissory Note ($150,000) dated March 27, 2020, by and between Monaker Group, Inc. and Robert J. Mendola, Jr.	8-K	10.3	3/30/2020	001-38402

10.6#	Note Purchase Agreement dated April 3, 2020, by and between Monaker Group, Inc. and Iliad Research and Trading, L.P.	8-K	10.1	4/9/2020	001-38402

10.7	$895,000 Secured Promissory Note dated April 3, 2020 evidencing amounts owed by Monaker Group, Inc. to Iliad Research and Trading, L.P.	8-K	10.2	4/9/2020	001-38402

10.8	Security Agreement dated April 3, 2020 by Monaker Group, Inc. in favor of Iliad Research and Trading, L.P.	8-K	10.3	4/9/2020	001-38402

10.9	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce dated May 7, 2020	8-K	10.1	5/13/2020	001-38402

10.10	$176,534 U.S. Small Business Administration Paycheck Protection Plan Note dated May 8, 2020	8-K	10.2	5/13/2020	001-38402

10.11	First Amendment to Promissory Note dated April 16, 2020 and effective April 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	10-Q	10.11	7/13/2020	001-38402

10.12	Form of Share Purchase Agreement, dated July 24, 2020, by and between the Company and the Purchaser thereunder	8-K	10.1	7/17/2020	001-38402

10.13	$300,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated as of September 1, 2020	8-K	10.1	9/8/2020	001-38402

10.14	$700,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 18, 2020	8-K	10.1	9/18/2020	001-38402

10.15	$1,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 30, 2020	8-K	10.1	10/1/2020	001-38402

10.16	Second Amendment to Promissory Note dated September 15, 2020 and effective August 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	10-Q	10.16	10/15/2020	001-38402

10.17	$400,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of November 3, 2020	8-K	10.1	11/6/2020	001-38402

10.18	Third Amendment to Amended and Restated Promissory Note dated November 6, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.5	11/6/2020	001-38402

10.19	Common Stock Purchase Warrant dated November 16, 2020 (exercisable upon certain events for 1,914,250 shares of common stock and granted to Cern One Limited)	8-K	10.1	11/18/2020	001-38402

10.20	Fourth Amendment to Amended and Restated Promissory Note dated November 16, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.5	11/19/2020	001-38402

10.21#	Note Purchase Agreement dated November 23, 2020, by and between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.1	11/27/2020	001-38402

10.22#	$5,520,000 Secured Promissory Note dated November 23, 2020, evidencing amounts owed by Monaker Group, Inc. to Streeterville Capital, LLC	8-K	10.2	11/27/2020	001-38402

10.23	$1,500,000 Investor Note dated November 23, 2020, evidencing amounts owed by Streeterville Capital, LLC to Monaker Group, Inc.	8-K	10.3	11/27/2020	001-38402

10.24	Security Agreement dated November 23, 2020, by Monaker Group, Inc. in favor of Streeterville Capital, LLC	8-K	10.4	11/27/2020	001-38402

10.25	$100,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of November 24, 2020	8-K	10.5	11/27/2020	001-38402

10.26	$350,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, executed December 14, 2020 and effective as of December 11, 2020	8-K	10.1	12/14/2020	001-38402

10.27	Form of Lock-Up Agreement (December 2020 Offering)	8-K	10.1	12/31/2020	001-38402

10.28	$150,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated January 6, 2021	8-K	10.1	1/7/2020	001-38402

10.29	Subsidiary Formation and Funding Agreement dated and effective January 12, 2021, by and between Monaker Group, Inc., NextTrip Group, LLC, HotPlay Enterprise Limited, and the stockholders of HotPlay	8-K	10.1	1/13/2020	001-38402

10.30*%#	Founding Investment and Subscription Agreement dated January 15, 2021, by and between Monaker Group, Inc., Jan C. Reinhart, and Reinhart Interactive IV AG	X

10.31*#

Founding Shareholders’ Agreement dated January 15, 2021, by and between Monaker Group, Inc., Jan C. Reinhart, certain other shareholders of Reinhart Interactive IV AG, certain directors of Reinhart Interactive IV AG and Reinhart Interactive IV AG

		X

16.1	Letter dated October 5, 2020 from Thayer O’Neal Company, LLC to the Securities and Exchange Commission	8-K	16.1	10/5/2020	001-38402

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Schema Document	X

101.CAL	XBRL Calculation Linkbase Document	X

101.DEF	XBRL Definition Linkbase Document	X

101.LAB	XBRL Label Linkbase Document	X

101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) and/or 601(b)(2) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Monaker Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

% Certain information has been redacted from the exhibit pursuant to Item 601(a)(6) of Regulation S-K (and replaced with #’s) as the disclosure of such information would constitute a clearly unwarranted invasion of personal privacy. A copy of any omitted information will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Monaker Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any information so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONAKER GROUP, INC.

Date: January 19, 2021	/s/ William Kerby
William Kerby
Chief Executive Officer
(Principal Executive Officer)

Date: January 19, 2021	/s/ Sirapop ‘Kent’ Taepakdee
Sirapop ‘Kent’ Taepakdee
Chief Financial Officer
(Principal Accounting/Financial Officer)

