Form 10-K
period 2021-02-28
Monaker Group, Inc.
filed 2021-06-08
CIK 1372183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

Commission File Number 001-38402

MONAKER GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Incorporation No.)

1560 Sawgrass Corporate Parkway Suite 130 Sunrise, Florida (Address of principal executive offices)	33323 (Zip Code)

Registrant’s telephone number, including area code (954) 888-9779

 Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MKGI	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2020, based on a closing sales price of $2.67 on such date, was approximately $25,275,435. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of June 7, 2021, the registrant had 23,454,203 shares of its common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 Definitions

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Monaker”, “Monaker Group” and “Monaker Group, Inc.” in this Report refer specifically to Monaker Group, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“FYE” means fiscal year end.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Discussions in this Annual Report on Form 10-K (this “Annual Report”), including those under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies) based on our management’s current beliefs and assumptions. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. These factors include those set forth below under “Summary Risk Factors” and those disclosed under “Risk Factors”, below.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●           The number of shares of the Company’s common stock issuable at the closing of the Share Exchange Agreement, as amended, with HotPlay Enterprise Limited (“HotPlay”) and its stockholders, as amended and in connection with the conversion of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (the “Axion Preferred Conversion”) will result in significant dilution to existing stockholders;

●           The majority owners of HotPlay will obtain majority voting control over the Company following the closing of the HotPlay share exchange;

●           The Company’s officers and directors have interests in the HotPlay Share Exchange different from the other stockholders of the Company;

●           Combining HotPlay and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the HotPlay share exchange, including expected financial and operating performance of the combined company (i.e., Monaker after completion of the HotPlay Share Exchange);

●           The Company may be unable to close the HotPlay Share Exchange on the schedule proposed, or if at all, and under certain circumstances the HotPlay Share Exchange may be terminated, which termination may have a material adverse effect on Monaker;

●           The Company and its operations and prospects are subject to restrictions while the HotPlay Share Exchange is pending;

●           Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners;

●           The closing of the HotPlay Share Exchange is contingent on the Company obtaining certain approvals, which may not be obtained on a timely basis or on favorable terms, if at all, including the requirement that the Company meeting NASDAQ’s initial listing requirements, which the combined company may be unable to meet;

●           Various third parties owe the Company a significant amount of money which may not be timely paid, if at all;

●           The Company owes significant amounts to Streeterville Capital, LLC, which is secured by a security interest over substantially all of its assets;

●           The Company will need to raise additional funding to support its operations, both before and after the closing, which funding may not be available on favorable terms, if at all;

●           The Company’s operations have been negatively affected by, and have experienced material declines as a result of, COVID-19 and the governmental responses thereto;

●           Currently pending and future litigation affecting the Company and HotPlay may have a material adverse effect on the Company and/or the combined company, and/or prevent the closing of the HotPlay Share Exchange;

●           The Company’s operations are subject to uncertainties and risks outside of its control, including third party delays in submissions of alternative lodging rental listings and failures to maintain such rental listings, integrations of such listings and the renewal of such listings;

●           The Company is subject to extensive government regulations and rules, the failure to comply which may have a material adverse effect on the Company;

●           The success of the Company is subject to the development of new products and services over time;

●           Longroot Holding (Thailand) Company Limited’s operations are subject to risks associated with cryptocurrency exchanges being a new industry, regulatory changes and/or restrictions, potential illegal uses of cryptocurrencies, the acceptance and widespread use of cryptocurrencies, cyber security risks, and competing blockchain technologies;

●           The Company is subject to competition with competitors who have significantly more resources, more brand recognition and a longer operating history than the Company;

●           The Company is subject to risks associated with failures to maintain intellectual property and claims by third parties relating to an allegation that the Company violated such third parties’ intellectual property rights;

●           The Company relies on third party service providers and the failure of such third parties to provide the services contracted for, on the terms contracted, or otherwise, could have a material adverse effect on the Company;

●           The Company relies on the internet and internet infrastructure for its operations and in order to generate revenues;

●           The Company’s ability to raise funding, and dilution caused by such fundings, anti-dilution rights included in outstanding warrants;

●           The trading price of the Company’s common stock is subject to numerous risks, including volatility and illiquidity;

●           The price of our common stock may fluctuate significantly, and you could lose all or part of your investment;

●           The officers and directors of the Company have the ability to exercise significant influence over the Company;

●           Our business depends substantially on property owners and managers renewing their listings;

●           The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors;

●           If we are unable to adapt to changes in technology, our business could be harmed;

●           We may be subject to liability for the activities of our property owners and managers, which could harm our reputation and increase our operating costs;

●           We have incurred significant losses to date and require additional capital which may not be available on commercially acceptable terms, if at all;

●           Our ability to close the pending acquisition of control of International Financial Enterprise Bank, Inc., our ability to integrate the operations of such bank, if acquired, regulatory and other risks associated therewith; and

●           Those discussed under the caption “Risk Factors” of this Annual Report.

WHERE YOU CAN FIND OTHER INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Additional information about us is available on our website at www.Monakergroup.com. We do not incorporate the information on or accessible through our websites into this filing, and you should not consider any information on, or that can be accessed through, our websites as part of this filing.

PART I

Item 1. Business.

Introduction

This information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors” in this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Monaker Group, Inc., is also based on our good faith estimates.

Our fiscal year ends on February 28th (or 29th during leap years). Interim results are presented on a quarterly basis for the quarters ended May 31, August 31, and November 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending February 28th/29th being referenced herein as our fourth quarter. Fiscal 2021 means the year ended February 28, 2021, whereas fiscal 2020 means the year ended February 29, 2020. Similarly, the year ended February 28, 2022 is our 2022 fiscal year.

Corporate, Organizational and Business Information

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

Executive Offices and Telephone Number

Our principal executive offices are located at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323 and our telephone number is (954) 888-9779. Additional information about us is available on our website at www.monakergroup.com. The information on our website is not incorporated herein by reference.

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

Through our subsidiaries NextTrip and Maupintour (soon to be rebranded as NextTrip Journeys), we provide travel technology solutions with a primary emphasis on alternative lodging rental (ALR) properties. Our proprietary Booking Engine, branded as NextTrip ConNextions, provides travel distributors access to a sizeable inventory of ALR properties allowing them to combine ALR with traditional components of travel (Air, Car, Cruise, etc.).

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

We believe that Monaker business-to-business (B2B) ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means risking the loss of their consumers to other ALR sites. By connecting to Monaker’s Booking Engine, travel distributors can sell ALR inventory alongside their existing travel products (i.e., Air/Car/Hotel/Cruise/Tour bookings). This solves a key issue by allowing the customers of traditional travel distributors to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially lose the entire booking.

Monaker’s Direct to Consumer Websites

Monaker has established a direct-to-consumer presence though a number of websites.

These sites include NextTrip.com, our corporate travel management platform focused on small to medium-sized business, that provides companies the ability to book travel, manage travel expenses, and process employee expense reports. A differentiating feature of our NextTrip.com solution is the ability for corporate travelers to book ALR properties as part of their travel itinerary. Beyond access to our ALR inventory, Maupintour.com (soon to be rebranded as NextTrip Journeys), provides personalized concierge tours and activities at destinations around the world. Our online marketplaces are discussed in greater detail below.

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

The Company sells its ALR travel inventory through various distribution channels. The primary distribution channel is through its business-to-business (B2B) channel partners which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution is planned to occur through the Company’s own websites at Maupintour.com (soon to be rebranded as NextTrip Journeys) and NextTripbusiness.com. Additionally, we anticipate offering high end ALR products along with specialty travel products and services via NextTripjourneys.com, targeting high value inventory to customers with complex or high-end travel needs, upon its launch which is scheduled for August 2021.

Monaker’s core holdings are planned to be streamlined by this summer into four key platforms being; the Monaker Booking Engine (MBE) branded as NextTrip ConNextions, Nexttripbusiness.com, NextTrip.com, Maupintour.com, which will be rebranded as NextTripjourneys.com, and TravelMagazine.com.

➢	The Monaker Booking Engine (MBE), branded as NextTrip ConNextions is the Company’s proprietary technology and platform providing access to more than 3.2 million instantly bookable vacation rental homes, villas, chalets, apartments, condos, resort residences, and castles. This ALR product can be accessed by other travel distributors using the Company’s API.

➢	NextTripbusiness.com is targeted at small to midsized businesses offering them a customized travel solution for business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and in the future the option for a “self-branded” website. The website is expected to be completed and operational in August 2021.

➢	Maupintour, soon to be rebranded as NextTrip Journeys (NextTripJourneys.com), is expected to be our primary consumer website where travel services and products are booked. The travel services and products currently include airlines, hotels, car rentals, and our worldwide ALR inventory. Additionally, NextTrip Journeys offers high-end personalized land tour packages, cruise vacations, and specialized ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically, because the ALR is a high value property.

➢	Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts. Moving forward, we plan for Travelmagazine.com to become a central hub of information for travelers who are looking to get detailed information on destinations all around the world.

Cryptocurrency Portal

As discussed in greater detail below under “Recent Material Events—Longroot Stock Purchase Agreement”, on November 16, 2020, the Company acquired 100% of Longroot, Inc., a Delaware corporation (“Longroot”), which in turn owned 57% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owned 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand. Longroot has since increased its ownership in Longroot Cayman and currently Longroot owns an approximate 36.75% indirect interest in Longroot Thailand, due to its ownership of 75% of Longroot Cayman, which in turn owns 49% of Longroot Thailand (75% x 49% = 36.75%)), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

Longroot Thailand provides blockchain technology solutions for the fast-growing cryptocurrency marketplace. Longroot Thailand is an Initial Coin Offering (ICO) portal operator authorized and regulated under the Thai Digital Asset Business Law and licensed by the Thai Securities and Exchange Commission. Longroot Thailand provides fully regulated and licensed digital assets financing, and investment services for digital assets. This innovative business model opens the door for new digital currency financing mechanisms, and new digital investment products. Monaker, with its indirect control over Longroot Thailand, is planning to use Longroot Thailand’s technology and digital asset capabilities to create regulated cryptocurrencies designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to Monaker’s planned gaming (with the acquisition of HotPlay) and current travel businesses.

Travel Products and Services

Monaker plans to focus on marketing ALR options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home (including timeshare) unit owners and managers that make their properties available to consumers and to other travel portals (Distributors) for nightly or extended stays. In addition, we offer travelers activities and tours through our subsidiary, Maupintour (soon to be rebranded as NextTrip Journeys). Therefore, not only can we assist a traveler with identifying a destination and the lodging at the destination, but we can provide options of activities while at the destination. We also provide the means for making arrangements for airline tickets, car rentals and lodging (i.e., hotels and ALRs in the near future). In summary, Monaker offers travelers the complete travel package made easy or... Travel Made EasyTM.

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

Redistribution of Listings. We make selected, online bookable properties available to online travel agencies as well as channel partners (jointly referred to as “Distributors”). We are compensated for these services by receiving a commission that is added to the negotiated net rate for each booking.

Products and Services for Travelers

Search Tools and Ability to Compare. Our online marketplace NextTripJourneys.com provide travelers with tools to search for and filter several travel products including air, car, accommodations (including ALRs) and activities based on various criteria, such as destination, travel dates, type of property, number of bedrooms, amenities, price, or keywords.

Traveler Login. Travelers are able to create accounts on our website(s) that give them access to their booking activity through the website.

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

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products. We now have more than 3.2 million properties listed on our booking engine.

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

Planned Future Operations

As described in greater detail below under “Recent Material Events—HotPlay and Axion Share Exchanges”, “Recent Material Events—Reinhart Interactive TV AG and Zappware N.V. Acquisition”, and “Recent Material Events—IFEB Bank Transaction”, the Company is in the process of completing the acquisition of HotPlay, which has developed a next generation in-game advertising (IGA) solution that harmonizes engagement between businesses and video gamers, has acquired 51% of Reinhart TV AG, which is in the business of providing a software-based TV and video distribution platform to telecom operators and digital content owners and providing services to telecom operators and digital content owners for user interaction design, as well as software development, deployment and support, and is in the process of completing the acquisition of control of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (IFEB).

Moving forward, assuming the completion of the acquisition of HotPlay and IFEB bank, the Company anticipates the majority of its operations will transition to those of HotPlay, provided that the Company plans to continue to pursue cryptocurrency and banking operations through Longroot and IFEB. The Company is also excited about the prospects of the Reinhart TV AG acquisition.

Competition

The market to provide listing, searching, and marketing services whether they are ALR, activities and tours, airline bookings, car rentals or hotel stays is highly competitive and fragmented with limited barriers to entry. Each of the ALR services that we will provide to property owners, managers and travelers is currently offered by competitors. Furthermore, ALRs are not typically marketed exclusively through any single channel, and many of our listing agreements are not exclusive, potentially allowing our competitors to aggregate a set of listings like ours. We believe we will compete primarily based on the quantity, quality, and nature of the properties offered on our websites. The majority of ALRs that will be offered in our marketplace reflect a whole house or property rather than a room. In addition, we anticipate that we will benefit from the quality of the direct relationships we have with property owners and managers, the global diversity of the ALRs available on our websites, the quality of our websites, the tools provided to our property owners and managers, the strength of our brands, and the success of our marketing programs and price.

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

The market for fundraising via regulated Initial Coin Offerings (“ICO”) in Thailand is still at the nascent stage. Under Thailand’s Securities and Exchange Commission’s (“Thai SEC”) Thai Royal Decree, any offering of digital assets must be made through an ICO Portal approved by the Thai SEC. The ICO Portal is responsible for carrying out due diligence on an issuer and conducting the actual offering.

At present, only four ICO Portals, including Longroot Thailand, have been approved by the Thai SEC and Longroot Thailand competes directly with them. With the increased acceptance of cryptocurrencies and adoption of blockchain technology, HotPlay management believes that there will be more ICO Portals approved, increasing the number of direct competitors.

Longroot Thailand also competes indirectly with companies facilitating more traditional avenues of raising funds, including investment banks that underwrite initial public offerings or bond issues, commercial banks offering direct loans to businesses, and others. However, HotPlay management believes that advantages of digital assets offerings, such as the ability to securitize alternative assets, provide a high degree of flexibility on deal structure, and that the reliability offered by blockchain technology could give Longroot Thailand a competitive advantage. Furthermore, the Thai SEC ICO Portal is allowed to offer digital assets to both retail and institutional investors, giving issuers access to a wider investor market.

Seasonality

Property owners and managers tend to list their properties when travelers are most likely to make vacation plans. The timing primarily depends on whether travelers are taking a winter or summer vacation and tends to vary by country. The highest level of listings is expected in the first quarter of a year, which is typically when travelers are making plans for summer vacations in the United States and Europe. The lowest level of listings is expected in the third quarter. By the fourth quarter, property owners and managers of winter vacation destinations will be listing their properties in time to meet the needs of travelers planning those trips. Other vacation areas outside of the United States and Europe also have seasonality, which may not be reflected in the same quarters (for example, winter and summer months are reversed in the southern hemisphere).

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

Research and Development

We have developed proprietary systems to create, maintain and operate our websites. This technology consists of systems developed by internal and third-party designers, developers and engineers and software acquired or licensed from outside developers and companies. Our systems are designed to serve other property distributors, property owners, managers, and travelers in an automated and scalable fashion.

Longroot Thailand has put considerable resources into researching technology solutions, such as suitable blockchain protocols and third-party security services, and has developed a proprietary system that serves its clients and internal operations while complying with the Thai SEC. Its systems are designed to onboard investors on to the ICO Portal Platform in a compliant manner, offer access to information related to individual ICOs, such as their prospectus, and participate in ICOs.

Costs associated with our research and development were included as capitalized development costs or, included in several expenses including technology and development, salaries, and benefits and in general and administrative expenses.

Technology and Infrastructure

Our websites are hosted using cloud services distributed globally across multiple regions. Our systems architecture has been designed to manage increases in traffic on our websites through additional computing power without making software changes. Our cloud services provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers, and we have developed and use internal policies and procedures to protect the personal information of our property owners, managers and travelers using our websites that we collect and use as part of our normal operations. Access to our networks, and the servers and databases, on which confidential data is stored, is protected by industry standard firewall and encryption technology(s). Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only. Costs associated with our web hosting operation are included in general and administrative costs.

Longroot Thailand’s proprietary ICO Portal Platform is built upon a number of innovations that allow it to serve investors, issuers, and the Longroot Thailand internal team in a secure and compliant manner. The platform leverages the Ethereum network, giving investors and issuers access to an ecosystem of services such as secondary markets, exchanges, custodians, insurers, and decentralized finance services.

The platform also includes an integrated Securities Tokenization Offering technology. Not only does the technology allow Longroot Thailand to tokenize assets that are fully compliant with Thailand's Royal Decree on Digital Assets Businesses, it will also allow Longroot Thailand to conduct similar offerings in other jurisdictions in the future, thereby enabling Longroot Thailand to expand its operations.

The infrastructure has a high level of reliability and is designed to allow Longroot Thailand to scale efficiently while maintaining the security levels required of a financial services operator. The platform is hosted using a combination of third-party data centers powered by Google Cloud Platform (GCP) and associated security services provided by other third parties. The high level of redundancy provided by GCP and designed into its infrastructure helps ensure that Longroot Thailand can reliably serve clients globally, 24x7. Longroot Thailand also uses security methods to ensure the integrity of its networks and protection of confidential data collected and stored on its servers. Longroot Thailand has developed internal policies and procedures to protect the information of investors and issuers which it collects and uses as part of its normal operations. Access to its networks, and the servers and databases, on which confidential data is stored, is protected by industry standard firewall technology.

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

Longroot Thailand’s intellectual property includes the ICO Portal Platform, its registered domain, its registered and unregistered trademarks, and its status as a Thai SEC’s approved ICO Portal that was obtained after going through a rigorous process that included approval of its business plan and audits of its internal processes and technology, which took close to two years to complete.

We believe that Longroot Thailand’s intellectual property is an essential asset of its business and that its ICO Portal status, registered domain names and technology infrastructure will give it a competitive advantage. Longroot Thailand relies on a combination of trademark, copyright and trade secret laws as well as contractual provisions, to protect its proprietary technology and brands. It also relies on copyright laws to protect the appearance and design of its sites and applications, although to date it has not registered for copyright protection on any particular content. Longroot Thailand has registered numerous Internet domain names related to its business in order to protect its proprietary interests. Longroot Thailand also enters into confidentiality and invention assignment agreements with its employees and consultants and seeks to control access to and distribution of its proprietary information in a commercially prudent manner. The efforts Longroot Thailand has taken to protect its intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of its Platform or our brand names without authorization.

Longroot Thailand’s primary web properties are:

● www.Longroot.com

● portal.Longroot.co.th

● sign-up.Longroot.co.th

Employees

We employed 18 full-time employees as of the date of this Report. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly in the software development and technology tasks. Our employees are not represented by a labor union and we consider our employee relations to be very good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers, and other technical staffs.

Longroot Thailand employs three full-time employees as of the date of Report. Additionally, Longroot Thailand uses independent contractors and temporary personnel to supplement its workforce, particularly in the software development and technology tasks. Its employees are not represented by a labor union and it considers its employee relations to be very good. Competition for qualified personnel has historically been intense, particularly for software engineers, developers, and other technical staff.

Employee Development, Attraction and Retention: The development, attraction and retention of employees is a critical success factor for the Company and its operating units for succession planning and sustaining our core value drivers. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and strive to fill our team with strong and experienced management talent. We leverage both formal and informal programs to identify, foster, and retain top talent at both the corporate and operating unit level.

Diversity and Inclusion: The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strengths of its workforce to exceed customer expectations and meet its growth objectives. The Company places a high value on inclusion, engaging employees in our programs staffed by employees with diverse backgrounds, experiences or characteristics who share a common interest in professional development, improving corporate culture and delivering sustained business results.

Segments

We operate as one operating segment consisting of products and services related to our online travel services and cryptocurrency marketplaces. Our travel services are composed of the following services:

●	The Monaker Booking Engine (MBE), branded as NextTrip ConNextions, is the Company’s proprietary technology and platform providing access to more than 3.2 million instantly bookable vacation rental homes, villas, chalets, apartments, condos, resort residences, and castles. MBE offers travel distributors and agencies an industry first: a customizable, instant-booking platform for alternative lodging rental. MBE is also becoming a driving force and differentiator for the Company’s in-house brands Maupintour and NextTrip.com.

●	Maupintour is a historic 70-year-old tour company tracing its roots back to the late 1940s as a well-known and respected name in the travel industry. Maupintour is widely recognized by its customers and established travel agencies for creating outstanding & unique itineraries. Historically, Maupintour experienced admirable repeat customer rates and continues to have strong brand recognition in the tour packaging community. Maupintour will be rebranded to NextTrip Journeys (NextTripJourneys.com) in summer 2021 to reflect a re-energized brand with increased offerings including land tour packages, cruise vacations, airlines, hotels, car rentals, and specialized ALRs that cannot be booked on a real-time basis.

●	NextTripbusiness.com launched in December 2020, is a corporate booking and expense management solution for small to midsized businesses, enabling them to sign up, create accounts for employees, control expenditures and reduce overall business travel expenses though its access to wholesale travel inventories.

●	Travelmagazine.com is an online travel publication with the aim of giving travelers around the world inspiration for where to go next. The publication includes a library of travel footage as part of its offerings of written articles, videos, and podcasts.

Longroot Thailand operates as one operating segment consisting of the ICO Portal Platform where applicable investors are able to sign up and invest in available ICOs, and issuers can issue tokens and list information related to their offerings. The Platform has been approved by the Thai SEC and is built in a manner that enables the Longroot Thailand internal team to conduct the necessary checks to ensure compliance with applicable regulations.

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

Verus International, Inc and NestBuilder.com Corp (OTCMKTS:VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2021, and February 29, 2020, Monaker owned 3,845,101 and 61,247,139 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Convertible Preferred Stock, respectively. This interest was written down to zero ($0) as of February 28, 2015. On January 13, 2021, Verus completed a 1-for-500 reverse stock split which has been retroactively reflected in the discussion below.

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus. Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held 44,470,101 shares of Series A Preferred Stock at the time of the entry into the Inducement Agreement, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-500 basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 304,060 shares of its common stock, following Verus’ then planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, AST and NestBuilder discussed above. The designation of the Series A Preferred Stock, as amended, includes a 9.99% beneficial ownership limitation, preventing the Company from converting such Series A Preferred Stock into common stock of Verus (and reducing the voting rights of such preferred stock proportionally), if upon such conversion, the Company, its affiliates and/or any group which it is a part of, would own greater than 9.99% of Verus’ common stock (the “Ownership Blocker”).

On April 16, 2019, Verus filed a Certificate of Amendment (the “Amendment”) to its Amended and Restated Certificate of Incorporation, as amended, to increase its authorized common stock from 1,500,000,000 shares to 7,500,000,000 shares and to decrease the par value of its common stock and preferred stock from $0.001 per share to $0.000001 per share. On April 23, 2019, Verus issued us the 304,060 shares of common stock.

On October 29, 2019, the Company entered into Stock Purchase Agreements with (a) Monaco Investment Partners, LP, of which Donald Monaco is the managing partner and a member of the board of directors of the Company; (b) Simon Orange, a member of the board of directors of the Company; and (c) William Kerby, the Chief Executive Officer and director of the Company. Pursuant to the Stock Purchase Agreements, the Company sold the purchasers 51,125 shares (3,125 shares to Mr. Kerby and 25,000 shares to each of Monaco Investment Partners, LP and Mr. Orange) of Series A Preferred Stock of Verus. The purchase price for the Verus shares was determined by the board of directors of the Company, based on among other things, the recent trading prices of Verus’ common stock on the OTCQB Market, as publicly reported. The Company received net proceeds of $425,000 from the Stock Purchase Agreements.

On January 22, 2020, the Company entered into a Stock Purchase Agreement with William Kerby, the Chief Executive Officer and Director of the Company. Pursuant to the agreement, the Company sold Mr. Kerby 3,125 shares of restricted Series A Preferred Stock of Verus for a total of $25,000 or $8.00 per shares.

As of February 29, 2020, the Company owned 122,495 shares of Verus’s common stock which had a fair value of $8.00 per share or $979,954 in aggregate.

Since the issuance date of such common stock, the Company has sold 61,247,139 shares of common stock of Verus and therefore, as of February 28, 2021, the Company owned 0 shares of common stock of Verus. The change in fair value of $649,020 is recognized in net loss as other expense, realized loss, net.

Bettwork Industries Inc. (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in greater detail in the notes to the audited financial statements below under “Item 8. Financial Statements and Supplementary Data—Note 3 – Notes Receivable”), which were entered into with Bettwork Industries Inc. (“Bettwork”), were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

On November 29, 2018 and December 6, 2018, the Company sold 428,572 shares of Bettwork common stock to each of (a) the Donald P. Monaco Insurance Trust, of which Donald Monaco is the trustee and the Chairman of the board of directors of the Company; and (b) Charcoal Investment Ltd, which entity is owned by Simon Orange, a member of the board of directors of the Company for an aggregate of $300,000 ($600,000 in total), or $0.70 per share.

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

On February 28, 2021, the shares of Bettwork’s common stock were trading at $0.09 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock held by the Company to $55,286 and caused an accumulated fair value loss of $1,480,428 to be realized. The change in fair value of $1,480,428 is recognized in net income (loss) on the statement of operations, as other income, valuation loss, net, as a valuation loss as of February 28, 2021.

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

On January 15, 2019, pursuant to an Agreement and Plan of Merger / Merger Consideration, Truli Technologies Inc which subsequently changed its name to Recruiter.com Group, Inc. (OTCQB: RCRT) (“Recruiter.com”), acquired Recruiter and Monaker exchanged its 2,200 shares in Recruiter for 139,273 shares of Recruiter.com common stock.

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

As of February 28, 2021, each share of Recruiter.com’s common stock was valued at $3.39 per share which decreased the fair value of the 78,137 shares of Recruiter.com common stock to $264,884 and caused an accumulated fair value loss of $48,479 to be realized. The change in fair value of $48,479 is recognized in net income (loss) as other income, valuation loss, net, on the statement of operations, as a valuation loss as of February 28, 2021.

Longroot Thailand

As discussed in greater detail above under “Recent Material Events—Longroot Stock Purchase Agreement”, on November 16, 2020, the Company acquired 100% of Longroot, which in turn owned 57% of Longroot Cayman. Longroot Cayman owns 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders)  of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, the Company has accounted for this business combination utilizing the following values in connection with the purchase of Longroot, Inc.: total consideration to selling shareholder of $2,528,000 (and $2,250,636, net of cash acquired) and the purchase price has been provisionally allocated as follows. The fair value of net assets acquired were $219,940 and an intangible asset (license) of $2,212,702 with the liabilities assumed of $142,983 and minority interest of $39,023. The business combination accounting is provisionally complete for all assets and liabilities acquired on the acquisition date.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our products do not require the consumption of raw materials.

Longroot Thailand outsources the development of the ICO Portal Platform to Atato Company Limited (“Atato”), a company incorporated in Thailand, and has signed an agreement for their services from November 16, 2020 to November 15, 2021.

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

Longroot Thailand’s operations are subject to, and affected by, various government regulations. The rules, regulations, policies and procedures affecting its businesses are constantly subject to change. The following descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting its businesses.

Longroot Thailand is regulated under the Thai SEC Royal Decree on Digital Assets Businesses that requires all ICOs in Thailand to be conducted by a Thai SEC approved ICO Portal. As an ICO Portal, Longroot Thailand is also responsible for carrying out due diligence on issuers. The decree was only recently introduced in 2018, and is subject to amendment. Longroot Thailand will need to constantly monitor the regulations as they evolve and stay compliant.

Longroot Thailand is also regulated under the Thailand Anti-Money Laundering Office (AMLO) and is required to adhere to the Anti-Money Laundering Act and Counter-Terrorism and Proliferation of Weapon of Mass Destruction Financing Act of Thailand. As such, Longroot Thailand carries out Know Your Customer (KYC) checks on all issuers, investors and its internal team before on boarding them to help ensure compliance.

Thailand is in the process of introducing a Personal Data Protection Act (PDPA), which all companies in Thailand that handle personal data would be required to adhere to. This means that employers, businesses, and individuals that collect and process personal data would have to review and ensure that their data policies, particularly those pertaining to the rights of the data subjects and the obligations of data controllers, are in line with the PDPA’s provision once it comes to effect.

There are several business taxes levied by the Thai central government under the principal tax law, Revenue Code such as Corporate Income Tax, Value Added Tax, Specific Business Tax, Customs Duties, Excise Tax and Stamp Duties. Longroot Thailand has a duty to assess its own income and ensure the right amount of taxes are paid to the government authorities and to correct to avoid additional tax penalty after the government inspection.

Other Regulations

We are also subject to various local, state, and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies.

Recent Material Events

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

The Revolving Monaco Trust Note was fully repaid on January 4, 2021, with funds raised through the December 2020 underwritten offering discussed below.

HotPlay and Axion Share Exchanges

As disclosed in greater detail in the Current Report on Form 8-K filed by the Company with the SEC on July 23, 2020, on July 23, 2020, the Company entered into a Share Exchange Agreement (as amended by the first amendment thereto dated October 28, 2020, as disclosed in the Current Report on Form 8-K filed with the SEC on October 29, 2020, the second amendment thereto dated November 12, 2020, as disclosed in the Current Report on Form 8-K filed with the SEC on November 18, 2020, the third amendment thereto dated January 6, 2021, as disclosed in the Current Report on Form 8-K filed with the SEC on January 11, 2021, and the fourth amendment thereto dated February 22, 2021, as disclosed in the Current Report on Form 8-K filed with the SEC on February 26, 2021, the “HotPlay Exchange Agreement” and the transactions contemplated therein, the “HotPlay Share Exchange”) with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders”). The transactions contemplated by the HotPlay Exchange Agreement are subject to certain closing conditions, including, the approval of the listing of the combined company’s common stock on the NASDAQ Capital Market following the closing.

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

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to approximately 33.85% of the then outstanding common shares of Axion, in consideration for 10,000,000 shares of newly designated shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”), which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the closing of the HotPlay Share Exchange, into an aggregate of 7,417,700 shares of Monaker common stock; and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024 (the “Axion Debt”), for (i) 3,828,500 shares of newly designated shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”), which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the closing of the HotPlay Share Exchange, on a one-for-one basis; and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common stock (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events (described below). Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a Cease Trade Order issued by the British Columbia Securities Commission, which impacts Axion.

The Creditor Warrants, have cashless exercise rights, an exercise price of $2.00 per share and have a term of two years, beginning on the Vesting Date (defined below). The Creditor Warrants vest on the later of (a) the date that the Series B Preferred Stock and Series C Preferred Stock convert into common stock, and the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that Monaker obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate (as applicable, the “Vesting Date”). All of the Creditor Warrants were granted to Cern One.

The HotPlay Exchange Agreement can be terminated by the parties thereto under various circumstances, including if the transactions contemplated thereby have not both been completed by April 30, 2021, provided that such termination date is extended automatically, until up to May 31, 2021, in the event that Monaker has, prior to such date, filed a definitive proxy statement with the SEC, has called a special meeting to approve the issuance of the shares to the HotPlay Stockholders, among other things, and is continuing to work in good faith to complete the closing of the HotPlay Share Exchange, which termination date has been extended automatically to May 31, 2021 (the “Outside Date”).

At a special meeting of stockholders held on April 7, 2021, the stockholders of the Company approved the issuance of shares of common stock in connection with the HotPlay Share Exchange and the terms thereof and the shares of common stock in connection with the conversion of the Series B Preferred Stock and Series C Preferred Stock, among other matters. The Company is currently working with the NASDAQ Capital Market to obtain approval for the continued listing of the Company’s common stock following the closing of the HotPlay Share Exchange, which approval the Company hopes to receive in or around June 2021 and which HotPlay Share Exchange the Company hopes to close in or around June 2021. The parties are fully committed to closing the HotPlay Share Exchange and the Company expects to extend the Outside Date, or otherwise continue to work together with HotPlay and the HotPlay Stockholders to close the HotPlay Share Exchange, following the date of this Report.

Following the closing of the HotPlay Share Exchange, the current HotPlay Stockholders are expected to own approximately 60.0% of the outstanding common stock of Monaker, and the Axion Stockholders and Axion Creditors are expected to own, upon the automatic conversion of the outstanding Series B Preferred Stock shares and Series C Preferred Stock shares into common stock of the Company upon the closing of the HotPlay Share Exchange, approximately 13.0% of the aggregate outstanding common stock of Monaker, without taking into account the shares of common stock issuable upon exercise of the Creditor Warrants, with the Monaker stockholders prior to the effective date of the closing holding approximately 27.1% of the aggregate outstanding common stock of the combined company, in each case based on the current outstanding shares of common stock of Monaker.

We previously operated solely in the travel industry. With the recent acquisition of Longroot, as previously discussed, we are now venturing into the cryptocurrency industry. Upon the completion of the HotPlay Exchange Agreement, the Company plans to transition its operations to those of a travel, cryptocurrency, and an in-game advertising company. During the period until the closing of the HotPlay Exchange Agreement, and in the event the HotPlay Exchange Agreement is not consummated, the Company intends to continue to actively operate in the travel and cryptocurrency industries.

To date, HotPlay has loaned the Company $15 million pursuant to the terms of the HotPlay Exchange Agreement (collectively, the “HotPlay Loans”), pursuant to which HotPlay was required to have at least $15 million in cash on hand as of the closing of such HotPlay Exchange Agreement, less amounts loaned to the Company. The HotPlay Loans are evidenced by Convertible Promissory Notes (collectively, the “HotPlay Notes”), which have an interest rate of 1% per annum.

The HotPlay Notes are automatically forgiven by HotPlay in the event the HotPlay Exchange Agreement is terminated in certain situations and automatically convert into fully paid and nonassessable shares of the Company’s common stock at a conversion price of $2.00 per share, subject to the NASDAQ Limitation, described below, in the event the HotPlay Exchange Agreement is terminated in certain other situations.

In the event the transactions contemplated by the HotPlay Share Exchange close, it is anticipated that the HotPlay Notes will be forgiven as intracompany loans.

The maximum number of shares of common stock to be issued in connection with the conversion of the HotPlay Convertible Notes, cannot (i) exceed 19.9% of the outstanding shares of common stock on the date of the applicable note, (ii) exceed 19.9% of the combined voting power of the then outstanding voting securities of the Company on the date of the applicable note, in each of subsections (i) and (ii) before the issuance of the common stock under such notes, or (iii) otherwise exceed such number of shares of common stock that would violate applicable listing rules of The NASDAQ Capital Market in the event the Company’s stockholders do not approve the issuance of the common stock (as applicable, the “NASDAQ Limitation”).

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

Letter of Intent to Acquire Axion shares

On October 28, 2020, the Company entered into a non-binding Letter of Intent (as amended by the first amendment thereto dated March 10, 2021, the “Letter of Intent”) with Radiant Ventures Limited, which manages Radiant VC1 Limited and Radiant PV 1 Limited, two stockholders of Axion, which entity the Company acquired approximately 33.85% of (provided that such ownership of Axion has not been formally transferred to the Company to date) on November 16, 2020, as discussed above.

Pursuant to the Letter of Intent, the Company agreed, subject to certain condition precedents, including regulatory approvals and the entry into material agreements with the sellers, to acquire approximately 12 million shares of Axion, equal to 5.7% of Axion’s outstanding shares, from the stockholders for approximately $2 million, payable in a combination of stock and cash. In connection with our entry into the Letter of Intent, we paid the sellers a $500,000 non-refundable deposit towards the cash purchase price of the shares in or around October 2020 (representing 25% of such purchase price). We also issued the sellers 235,000 shares of common stock in March 2021, representing an additional 25% of the purchase price. Both payments are non-refundable. A final payment of 50% of the purchase price is due 10 days after the British Columbia Securities Commission (BCSC) lifts a cease trade order on Axion’s shares and is payable at the option of the sellers in cash or shares of the Company’s common stock, based on a 20% discount to the Company’s stock price at the time the election to take such final payment in shares is made, provided that such stock price valuation will not be less than $2.00 per share and not more than $3.00 per share. The Letter of Intent terminates if the final payment has not been made by the earlier of June 30, 2021 and 15 days after the BCSC lifts the Axion no trade order. The purchase is also contingent on the sellers granting the Company a proxy to vote the shares to be purchased of Axion through closing. The purchase remains subject to the negotiation of, and entry into, a definitive purchase agreement with the sellers, as well as other closing conditions, which have not been entered into and/or which have not been completed, to date.

Longroot Stock Purchase Agreement

As discussed above under “Cryptocurrency Portal”, on November 16, 2020, Monaker acquired 100% of Longroot, which in turn owned 57% of Longroot Cayman. Longroot Cayman owns 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders) of Longroot Thailand, provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

The acquisition was made pursuant to the November 2, 2020 Stock Purchase Agreement (the “SPA”) entered into between the Company and Dr. Jason Morton (“Morton”), and for certain limited purposes set forth therein, Longroot. Pursuant to the SPA, the Company purchased, 100% of Longroot, in consideration for (a) $1,650,000 in cash; (b) 200,000 shares of restricted common stock valued at $2.14 per share for a total value of $428,000, as well as 150,000 shares of restricted common stock valued at $3.00 per share, for a total value of $450,000. A total of $100,000 was paid as a non-refundable deposit towards the purchase of Longroot on October 15, 2020, and a total of $700,000 was paid at the closing on November 16, 2020, along with the issuance of the 200,000 shares. Additionally, prior to the closing, the Company advanced a separate $400,000 to Longroot which was used for working capital prior to closing which brought the purchase price to a total of $2.1 million of cash (without taking into account the value of the shares). The remaining $900,000 owed to Morton pursuant to the terms of the SPA (the “Remaining Cash Payments”) was payable in three installments of $300,000 each, due on or prior to (i) December 16, 2020 (30 days after the closing), which amount has been paid in full; (ii) March 16, 2021 (120 days after the closing); and (iii) April 15, 2021 (150 days after the closing). Pursuant to the SPA, Morton had the option to elect to receive any or all of the Remaining Cash Payments in shares of common stock of the Company, with such number of shares issuable based on a Company stock price of $3.00 per share.

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

Effective on December 11, 2020, the Company entered into a letter agreement with Morton, which revised the terms of the SPA. Pursuant to the letter agreement, we agreed to accelerate the payment of an aggregate of $150,000 of the $300,000 which was payable pursuant to the terms of the SPA on or prior to April 15, 2021 (which amount was promptly paid), in consideration for Morton agreeing to withdraw a prior demand he had made for the Company to file a registration statement to register the 200,000 shares of common stock previously issue to Morton pursuant to the terms of the SPA. We also agreed to file a registration statement to register the initial 200,000 shares issued no later than January 31, 2021, which Registration Statement on Form S-3 was timely filed on January 29, 2021 and has been declared effective by the SEC to date.

On January 5, 2021, the Company, through Longroot, subscribed to purchase an additional 100 shares of Longroot Cayman, in consideration for $1 million. The subscription was made pursuant to certain pre-emptive rights set forth in a shareholders’ agreement entered into between the shareholders of Longroot Cayman, and increased Longroot’s ownership of Longroot Cayman up to 75%.

On March 19, 2021, Morton exercised his option to receive the remaining consideration due to him in shares of common stock, and the Company issued Morton 150,000 shares of restricted common stock in full satisfaction of the final amounts due.

A total of 22.9% of Longroot Cayman is owned by Axion Interactive Inc. (BVI), of which Axion, holds a 100% interest. Monaker currently owns approximately 33.85% of Axion’s shares.

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

Reinhart Interactive TV AG and Zappware N.V. Acquisition

On January 15, 2021, we entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart Interactive TV AG, a company organized in Switzerland (“Reinhart”), and Jan C. Reinhart, the founder of Reinhart (“Founder”).

The Investment Agreement contemplated the Company acquiring 51% of the ownership of Reinhart, in consideration for 10,000,000 Swiss Francs (approximately $10.8 million US). The closing of the transactions contemplated by the Investment Agreement was to take place on April 1, 2021, or earlier if the conditions to closing were earlier satisfied. Conditions to closing included the Company paying the required capital contribution, approval of the transaction by the board of directors of the Company and Reinhart, and certain requirements and confirmations required by Swiss law. The Investment Agreement included customary representations and warranties of the parties. We also agreed to reimburse the Founder’s legal fees of up to 30,000 Swiss Francs (approximately $33,670) in connection with the transaction. Additionally, in the event we failed to close the transactions contemplated by the Investment Agreement by April 1, 2021, we agreed to pay the Founder 500,000 Swiss Francs (approximately $560,000), as a break-up fee.

We closed the transactions contemplated by the Investment Agreement on March 31, 2021, by paying the Founder $10.8 million in cash. The consideration paid to the Founder came largely from funds advanced by HotPlay pursuant to HotPlay Notes.

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom operators and digital content owners and providing services to telecom operators and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder (the “Shareholders’ Agreement”). The Shareholders’ Agreement set forth certain rules for the governance and control of Reinhart. The Shareholders’ Agreement provides that the board of directors of Reinhart will consist of five members, three of which will be appointed by the Founder and other shareholders of Reinhart, and two of which will be appointed by the Company which include William Kerby, the Company’s Chief Executive Officer, and Mark Vange, the Chief Technology Officer of HotPlay; that any material shareholder matters are required to be approved by shareholders holding at least 66 2/3% of the total outstanding vote of Reinhart; that in the event Reinhart issues, within five years after the closing date, any equity or convertible equity, with a price less than the most recent valuation of Reinhart’s shares, the shares held by each director who is appointed by the Founder are subject to weighted average anti-dilution protection; provides for various restrictions on transfers of shares of Reinhart, including right of first refusal rights, tag-along rights, and drag-along rights, as well as certain rights which would trigger the right of the other parties to the Shareholders’ Agreement to acquire the shares held by an applicable shareholder, for the higher of the fair market value and the nominal value of the shares (except in the case of (c) where the purchase price is the lower of such amounts), if such shareholder (a) commits a criminal act against the interests of another party, Reinhart or its affiliates; (b) breaches the Shareholders’ Agreement, and fails to cure such breach 20 days after notice thereof is provided; or (c) the employment of any employed shareholder is terminated for certain reasons.

The Shareholders' Agreement also provides a right for the Founder and any other persons appointed as directors by the Founder to put their shares to the Company, at which time the Company will be required to purchase such shares (the “Founder’s Shares”), based on the following schedule:

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

Warrant Grants

On or around March 19, 2021 and March 22, 2021, the Company issued warrants to purchase an aggregate of 160,000 shares of common stock to seven warrant holders (all unrelated third parties) in consideration for the immediate exercise of newly granted warrants. The warrants replaced prior warrants which had expired in 2020 (which had exercise prices from between $3.75 and $5.00 per share) and had an exercise price of $2.00 per share and an expiration date on March 31, 2021 (the “New Warrants”). Those warrants were subsequently exercised for cash on or around March 31, 2021, and the Company received cash of $320,000 in connection with such exercises. The 160,000 shares of common stock issuable upon exercise thereof were issued on or around April 1, 2021. The Company has agreed to register the shares of common stock issuable upon exercise of the warrants in the future.

Warrant Exchanges

On or around March 19, 2021 and March 22, 2021, the Company exchanged warrants to purchase an aggregate of 51,900 shares of common stock held by two of the same warrant holders who were granted New Warrants, which had an exercise price of $5.13 per share and an expiration date of July 30, 2022, for new warrants had an exercise price of $2.00 per share and an expiration date on March 31, 2021 (the “Exchanged Warrants”). Those warrants were subsequently exercised for cash on or around March 31, 2021, and the Company received cash of $103,800 in connection with such exercises. The 51,900 shares of common stock issuable upon exercise thereof were issued on or around April 1, 2021. The Company has agreed to register the shares of common stock issuable upon exercise of the warrants in the future.

Streeterville Note Purchases

On March 22, 2021, we entered into a Note Purchase Agreement dated March 23, 2021 (the “March 2021 Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), an accredited investor, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $9,370,000 (the “March 2021 Streeterville Note”). Streeterville paid consideration of (a) $7,000,000 in cash; and (b) issued the Company a promissory note in the amount of $1,500,000 (the “March 2021 Investor Note”), in consideration for the March 2021 Streeterville Note, which included an original issue discount of $850,000 (the “OID”) and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $700,000 of the OID is fully earned and the remaining $150,000 is not fully earned until the March 2021 Investor Note is fully-funded by Streeterville, which March 2021 Investor Note was fully funded on May 26, 2021.

The March 2021 Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on March 23, 2022). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the March 2021 Streeterville Note, not to exceed $2.125 million. In the event we don’t pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the March 2021 Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral the outstanding balance of the March 2021 Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the March 2021 Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the March 2021 Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the March 2021 Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the March 2021 Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the March 2021 Streeterville Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the March 2021 Streeterville Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

The March 2021 Streeterville Note provides that if any of the following events have not occurred on or before June 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof: (a) HotPlay must have become a wholly-owned subsidiary of the Company; (b) during the period beginning on July 21, 2020, and ending on the date that the HotPlay Share Exchange is consummated, HotPlay must have raised at least $15,000,000 in cash or debt through equity investments (which has been completed); (c) upon consummation of the HotPlay Share Exchange, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; and (d) HotPlay must have become a co-borrower on the March 2021 Streeterville Note (collectively, the “March 2021 Note Transaction Conditions”).

The March 2021 Note Purchase Agreement required that we complete the purchase of the Reinhart Interactive TV AG equity interests discussed below (the “Reinhart Interest”), within ten days of the date of the sale of the March 2021 Streeterville Note, and that the Company pledge the Reinhart Interest to Streeterville pursuant to a pledge agreement thereafter, both of which were timely completed.

In addition to the March 2021 Streeterville Note, the Company previously sold Streeterville a Secured Promissory Note in the original principal amount of $5,520,000 on November 23, 2020 (the “November 2020 Streeterville Note”). Streeterville paid consideration of (a) $3,500,000 in cash; and (b) issued the Company a promissory note in the amount of $1,500,000 (the “November 2020 Investor Note”), in consideration for the November 2020 Streeterville Note, which included an original issue discount of $500,000 and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $350,000 of the OID was fully earned and the remaining $150,000 was not fully earned until or unless the November 2020 Investor Note was fully-funded by Streeterville, which November 2020 Investor Note was fully funded on January 6, 2021. The November 2020 Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on November 23, 2021). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the November 2020 Streeterville Note, not to exceed an amount of $1.25 million. The November 2020 Streeterville Note and purchase agreement has substantially similar terms as the March 2021 Streeterville Note and purchase agreement, in regard to required redemptions, penalties, required equity payments and events of default. The November 2020 Streeterville Note has a current balance of approximately $2.39 million. We made a required monthly redemption payment of $1,250,000 to Streeterville under the November 2020 Streeterville Note on May 26, 2021, with funds obtained pursuant to the May 2021 Underwritten Offering discussed below. At the same time, Streeterville waived the requirement that we use 20% of the funds obtained pursuant to the May 2021 Underwritten Offering to pay down amounts owed under the November 2020 Streeterville Note, contingent upon our payment of 20% of the proceeds from our May 2021 underwritten offering towards the balance of the March 2021 Streeterville Note, which amount was subsequently paid as discussed below.

The November 2020 Streeterville Note provided that if any of the following events had not occurred on or before April 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof (the “April 2021 Note Increase”): (a) HotPlay must have become a wholly-owned subsidiary of the Company; (b) during the period beginning on July 21, 2020, and ending on the date the HotPlay Share Exchange is consummated, HotPlay must have raised at least $15,000,000 in cash through equity investments; (c) upon consummation of the HotPlay Share Exchange, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; (d) HotPlay must have become a co-borrower on the November 2020 Streeterville Note; and (e) the Company must have paid off all outstanding debt obligations to the Donald P. Monaco Insurance Trust and National Bank of Commerce, in full (collectively, the “November 2020 Note Transaction Conditions”). To date, the Company has not yet completed the acquisition of HotPlay, and as such, the November 2020 Note Transaction Conditions have not been met.

On June 1, 2021, Streeterville agreed to defer 50% of the April 2021 Note Increase which was otherwise to occur due to the Company’s failure to timely meet all of the November 2020 Note Transaction Conditions. As such, a total of $506,085 has been capitalized into the outstanding balance of the November 2020 Streeterville Note effective as of April 30, 2021, and the remaining $506,085 of the April 2021 Note Increase will only be added to the balance of the November 2020 Streeterville Note if the Company fails to meet the November 2020 Transaction Conditions by June 30, 2021. Separately, if the Company does not meet the March 2021 Note Transaction Conditions by June 30, 2021, the March 2021 Streeterville Note will be subject to the June 2021 Note Increase.

Also on May 26, 2021, Streeterville funded the March 2021 Investor Note (in the amount of $1.5 million) in full.

We made a required equity payment of $1,857,250 to Streeterville under the March 2021 Streeterville Note on May 26, 2021, with funds raised through the May 2021 underwritten offering, which represented approximately 20% of the funds raised in such offering.

IFEB Bank Transaction

On April 1, 2021, we entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties pursuant to which the Company agreed to purchase 2,191,489 shares (the “IFEB Shares”) of authorized and outstanding Class A Common Stock of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), which IFEB Shares total approximately 57.1% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6,400,000, which amount was paid to the sellers on April 1, 2021.

IFEB was incorporated in 2017 as a corporation under the laws of the Commonwealth of Puerto Rico and received its international financial entity license on June 18, 2017 from the Office of the Commissioner of Financial Institutions of Puerto Rico, in Spanish, “Oficina del Comisionado de Instituciones Financieras” or “OCIF”, as license #51. As a result, IFEB is regulated by OCIF, and intends to update its application to establish a Fedwire account with the Federal Reserve Bank, New York (“FRB”). IFEB conducts its business activities out of its head office in Puerto Rico at 268 Ponce de Leon Ave., in San Juan.

Notwithstanding the terms of the Bill of the Sale, and the payment by the Company of the aggregate purchase price pursuant thereto, the transfer of the IFEB Shares to the Company and the Company’s acquisition of control of IFEB is subject to review of the Company’s financial viability, as well as other matters, by OCIF. The Company anticipates completing acquisition of the IFEB Shares in or around June 2021.

On May 6, 2021, in anticipation of the acquisition of the IFEB Shares, and control of IFEB, the Company and IFEB entered into a Preferred Stock Exchange Agreement, which was amended by a First Amendment to Preferred Stock Exchange Agreement entered into May 10, 2021 and effective May 6, 2021 (as amended by the first amendment, the “Preferred Exchange Agreement”), pursuant to which the Company agreed to exchange 1,950,000 shares of the Company’s restricted common stock (the “Monaker Shares”) for 5,850 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A preferred shares of IFEB (the “IFEB Preferred Shares”).

The IFEB Preferred Shares will have a coupon of 2% per annum, payable in quarterly installments in arrears. The IFEB Preferred Shares will be redeemable by the Company; however, IFEB may, by the vote of the holders of a majority of its outstanding common stock, call and redeem the IFEB Preferred Shares in exchange for the Monaker Shares, plus accrued interest on the IFEB Preferred Shares at the time of any such redemption; and upon a Change of Control (defined below), the Company may cause IFEB to repurchase the IFEB Preferred Shares in exchange for the Monaker Shares, plus accrued interest at the time of any such Change of Control. “Change of Control” means the sale of all or substantially all the assets of IFEB; any merger, consolidation or acquisition of IFEB with, by or into another corporation, entity or person; or any change in the ownership of more than fifty percent (50%) of IFEB’s voting securities or the economic rights of such IFEB’s securities.

The closing of the transactions contemplated by the Preferred Exchange Agreement, including the issuance of the Monaker Shares and IFEB Preferred Shares, are subject to various closing conditions, including, but not limited to IFEB receiving approval from OCIF to issue preferred stock (including the Series A preferred shares), and the filing of a formal designation of the Series A preferred stock by IFEB with the Secretary of State of Puerto Rico. As such, the transactions contemplated by the Preferred Exchange Agreement may not close on a timely basis, if at all. If not closed by June 30, 2021, the Preferred Exchange Agreement can be terminated by either party with written notice to the other.

Convertible Promissory Notes

On April 8, 2021, the Company entered into an Exchange Agreement with William Kerby, its Chief Executive Officer and director and Monaco Investment Partners II, LP (“MI Partners”), of which Donald P. Monaco is the managing general partner and the Chairman of the board of directors of the Company (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the terms of which were approved by the board of directors of the Company, Mr. Kerby and MI Partners exchanged their right to an aggregate of $1,016,314 in accrued dividends (the “Accrued Dividends”) which had accrued on the Company’s outstanding Series A Preferred Stock, which had been held by Mr. Kerby and MI Partners prior to the conversion of such Series A Preferred Stock into common stock of the Company in August 2017, for Convertible Promissory Notes. Specifically, Mr. Kerby exchanged rights to $430,889 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $430,889 and MI Partners exchanged rights to $585,425 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $585,425 (the “Convertible Promissory Notes”).

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the date the HotPlay Exchange Agreement closes and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes. The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default.

May 2021 Underwritten Offering

On May 13, 2021, the Company entered into an underwriting agreement (the “May 2021 Underwriting Agreement”) with Kingswood, as representatives of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “May 2021 Offering”) an aggregate of 3,230,000 shares of the Company’s common stock at a public offering price of $2.50 per share. The Company also granted the underwriters a 45-day option to purchase up to an additional 484,500 shares of common stock to cover over-allotments, if any, which over-allotment option was exercised in full. The May 2021 Offering (including the sale of the over-allotment shares) closed on May 18, 2021.

Kingswood acted as sole book-running managers for the May 2021 Offering. The Company paid the Underwriters a cash fee equal to 6% of the aggregate gross proceeds received by the Company in connection with the May 2021 Offering, paid the Underwriters a non-accountable expense allowance equal to 1% of the aggregate gross proceeds received by the Company in connection with the May 2021 Offering, and reimbursed certain expenses of the Underwriters.

The net proceeds to the Company from the May 2021 Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $8.5 million. The Company intends to use the net proceeds from the May 2021 Offering to repay approximately $4.2 million owed to Streeterville, provide capital to IFEB in advance of the closing of the acquisition of control of IFEB (which acquisition is pending, subject to closing conditions, and may not be completely timely, if at all), for general corporate purposes and working capital or for other purposes that the board of directors, in their good faith, deems to be in the best interest of the Company. We may also use all or a portion of the remaining net proceeds from this offering (after the payments described above) to fund possible investments in, or acquisitions of, complementary businesses, technologies or products; however, we currently have no definitive agreements or commitments with respect to any investment or acquisition.

Pursuant to the May 2021 Underwriting Agreement, the Company agreed, subject to certain exceptions, not to offer, issue or sell any shares of common stock or securities convertible into or exercisable or exchangeable for shares of common stock for a period of 45 days following the May 2021 Offering, without the prior written consent of Kingswood.

In connection with the May 2021 Offering, each of our officers and directors agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock for a period of 45 days after the May 2021 Offering is completed, without the prior written consent of Kingswood.

IDS Settlement

On August 15, 2019, the Company entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS” and the “IP Purchase Agreement”). Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, the Company issued IDS 1,968,000 shares of restricted common stock (the “IDS Shares”) valued at $2.50 per share, or $4,920,000 in aggregate.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and TD Assets Holding, LLC (“TD Asset”), Navarro McKown, Aaron McKown and Ari Daniels (“Daniels”), which parties are affiliated with IDS, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. CACE-20-007088). Pursuant to the complaint, the Company alleged causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and sought a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 IDS Shares issued pursuant to the terms of the IP Purchase Agreement and preventing such persons from selling or transferring any IDS Shares, sought damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts. The defendants subsequently filed various counterclaims against the Company.

The complaint was filed because of IDS’s failure to deliver the IP Assets, certain other actions of IDS and the other of the defendants which the Company alleged constituted fraud. The Company sought to unwind the IP Purchase Agreement and sought damages for the Company due to IDS’s and the other defendants’ breaches thereunder. IDS, through its counsel, sent a letter threatening to bring a shareholders’ derivative action and/or direct suit against the Company. In response to such letter, the board of directors empowered the governance committee to conduct an internal investigation into the claims. The results of the investigation, conducted by several law firms, were presented to the Board and the Board concluded that no fraudulent activities occurred. The investigation concluded in October 2020.

On April 29, 2020, the Company filed a Verified Motion for Temporary Injunction (the “Injunction Motion”). Defendants IDS, TD Assets, and Ari Daniels filed an answer, affirmative defenses, and counterclaims (the “Answer and Counterclaim”). The Answer and Counterclaim included alleged breach of contract and tort claims against the Company. On September 17, 2020, the Company moved to strike the affirmative defenses and dismiss the counterclaims. On October 15, 2020, defendants IDS, TD Assets, and Ari Daniels filed an amended Answer and Counterclaim, including alleged breach of contract, tort, and federal securities claims against the Company, Mr. William Kerby, our Chief Executive Officer and an employee of the Company.

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

The remaining parties to the litigation subsequently attempted to mediate their pursuant to a court ordered mediation in February 2021.

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (the “IP Purchase Amendment”). Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000 (the “Payment”), payable by way of an initial payment of $500,000, and twelve monthly payments of approximately $195,833 (collectively, the “Required Payments”), with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment, and has been paid to date. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of Monaker or a third-party) (a “Paying Party”), for the benefit of Monaker, which shall be treated for all purposes as a payment by Monaker. As consideration for such Paying Party making such payment on behalf of Monaker, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.6888 as to the first $500,000 payment (which payment has been made, but which shares have not been transferred to the Company to date), and 0.691 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares).

In the event the Company fails to make any payment timely, and the Company does not cure such default within seven days of written notice of default being provided by IDS, IDS is entitled to entry of a default judgment against the Company in the amount of the differential, if any, between the realized value of the IDS Shares upon the future sale thereof in the open market by IDS, and the unpaid amount of any payment due. In the event of any such default, IDS will be entitled to attorneys’ fees incurred to obtain said judgment.

Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment as discussed above by Monaker (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company.

Until such time as the IDS Shares are no longer held by IDS, IDS agreed not to transfer or encumber any of such shares, except pursuant to the terms of the IP Purchase Amendment.

IDS also agreed to transfer certain unbranded travel videos back to the Company which were previously purchased by IDS from Monaker, pursuant to the IP Purchase Agreement.

A further requirement of the IP Purchase Amendment was that IDS enter into a Shareholder Voting Representation Agreement with William Kerby, our Chief Executive Officer and director (the “Shareholder Voting Agreement”), which was entered into effective on May 18, 2021. Pursuant to the Shareholder Voting Agreement, IDS provided Mr. Kerby the right to, and an irrevocable proxy to, vote all of the IDS Shares held by IDS at any meeting of stockholders of the Company and/or via any written consent of stockholders of the Company. The Shareholder Voting Agreement remains in place until the earlier of the fifth anniversary of the Shareholder Voting Agreement; the disposition of the IDS Shares pursuant to the IP Purchase Amendment; a change of control of Monaker resulting in persons prior to such transaction obtaining more than 50% voting control of the Company following such transaction; the sale of all or substantially all of the assets of the Company; or termination of the agreement by Mr. Kerby. Mr. Kerby may also assign his rights under the agreement to another party and/or the Company may assign Mr. Kerby’s rights under the agreement if Mr. Kerby is unable to make such assignment due to his death or disability. Mr. Kerby was provided the voting rights as the shareholder representative of, and for the benefit of, the Company.

Also effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, entered into a Confidential Settlement Agreement and Mutual Release, whereby (a) we provided a general release to IDS, TD Asset and Mr. Daniels, and (b) IDS, TD Asset and Mr. Daniel provided a general release to us; the parties agreed to file a Joint Notice of Voluntary Dismissal to dismiss the pending lawsuit discussed above; and the parties agreed that a prior Web Based Booking Engine Development Agreement dated October 24, 2017, was terminated.

We expect the parties to the litigation above to file a joint notice for voluntary dismissal of the lawsuit shortly after the date of this Report.

 Recent Issues Surrounding the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted. Since that time the U.S., and Florida in particular, have seen rapid increases in the spread of COVID-19. It is currently unclear whether the state of Florida, or the other states, countries or other jurisdictions in which we provide travel services, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations and/or results of operations, notwithstanding the current roll-out of COVID-19 vaccines. It is also too early to determine how effective the available vaccines will be to curb the spread or effects of COVID-19, or how many persons will choose to receive the vaccine.

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

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict at this time. The pandemic could continue to impede global economic activity for an extended period of time, even as restrictions are being lifted in many jurisdictions (including the United States) and vaccines are being made available, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fiscal 2022 financial results relating to our operations, we anticipate an increase in year-over-year revenue as compared to fiscal year 2021 ended February 28, 2021. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is constantly changing and impossible to predict currently.

Separately, our capital requirements may increase in the near term and long-term due to the impact of the COVID-19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

As a result of the above, in the event the HotPlay Share Exchange described above does not close timely, if at all, and/or if the HotPlay Share Exchange is terminated, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

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

As of February 28, 2021, we had $26.0 million in total assets, $6.8 million in total liabilities, working capital of $6.0 million and a total accumulated deficit of $132.3 million. We had net loss of $16,508,654 for the FYE February 28, 2021, compared to net loss of $9,454,686 for the FYE February 29, 2020, an increase in net loss of $7,053,968 from the prior period. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve, or sustain profitability, or continue as a going concern. Furthermore, due to our relatively small size and market footprint, we may be more susceptible to issues affecting the global travel, cryptocurrency and banking (assuming the IFEB acquisition is successfully completed) industries in general, such as COVID-19, contractions in the global travel industry, cryptocurrency and banking (assuming the IFEB acquisition is successfully completed) regulatory changes, as compared to larger competitors.

We currently have a monthly cash requirement of approximately $600,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of February 28, 2021, and February 29, 2020, we had $6,825,072 and $4,078,849, respectively, of current liabilities.

We have derived our funding of operations with equity transactions and with the proceeds from debt offerings. Currently, revenues provide less than 1% of our cash requirements due to the COVID-19 pandemic.

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

The duration and severity of the COVID-19 pandemic are still uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions have been lifted in many jurisdictions and vaccines are now widely available in the United States and in many other jurisdictions, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

The Company’s liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms and insolvencies.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fiscal 2022 financial results relating to our operations, we anticipate an increase in year-over-year revenue as compared to fiscal year 2021 ended February 28, 2021. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is constantly changing and impossible to predict currently.

Separately, our capital requirements associated with our travel division may increase in the near term and long-term due to the impact of the COVID-19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

As a result of the above, in the event the HotPlay Share Exchange described above under “Item 1. Business—Recent Material Events—HotPlay and Axion Share Exchanges”, does not close timely, if at all, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

The $190,000 owed to us under Secured Convertible Promissory Note due from Bettwork Industries Inc., may not be repaid timely, if at all.

Bettwork Industries Inc. (“Bettwork”), a related party owes us $190,000 pursuant to a promissory note (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and was due on February 29, 2020. All interest and the principal balance were due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the board of directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. Additionally, we have the right to convert the principal and accrued interest owed under the Bettwork Note into common stock of Bettwork at a conversion price of $0.75 per share (as equitably adjusted for stock splits and recapitalizations). The Bettwork Note is in default, Bettwork may never pay the Bettwork Note and we may never collect on amounts owed thereunder.

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

We are required to make monthly redemption payments, at the request of Streeterville under the Streeterville Capital, LLC Promissory Notes, and our obligations under the Streeterville Capital, LLC Promissory Notes are secured by a first priority security interest in substantially all of our assets.

As described in greater detail above under “Item 1. Business—Recent Material Events—Streeterville Note Purchases”, we currently have outstanding secured promissory notes due to Streeterville totaling approximately $2.3 million as of February 28, 2021 and approximately $7.2 million as of the date of this Report. From time to time, beginning six months after issuance (i.e., in May 2021), Streeterville may redeem a portion of the November 2020 Streeterville Note, not to exceed $1.25 million. In the event we don’t pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the November 2020 Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral the outstanding balance of the November 2020 Streeterville Note is increased by 2%. From time to time, beginning six months after issuance (i.e., in August 2021), Streeterville may redeem a portion of the March 2021 Streeterville Note, not to exceed $2.125 million. In the event we don’t pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the March 2021 Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral the outstanding balance of the March 2021 Streeterville Note is increased by 2%. We may not have the required funds to pay the required note redemptions and such redemptions, or penalties in connection therewith, may have an adverse effect on our cash flows, results of operations, and ability to pay our other debts as they come due. Our failure to pay the redemptions, when due, may result in defaults under our agreements with Streeterville.

In connection with the Streeterville Secured Promissory Notes, the Company entered into a Security Agreement with Streeterville (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company. As such, Streeterville may enforce its security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

We are subject to requirements, penalties and damages under our agreements with Streeterville.

As described in greater detail above under “Item 1. Business—Recent Material Events—Streeterville Note Purchases”, we have entered into various agreements and promissory notes with Streeterville. In addition to the required redemptions discussed above, we may prepay all or any portion of the outstanding balance of the Streeterville notes at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the Streeterville notes remain outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, towards each outstanding note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under each Streeterville note. Each time that we fail to pay an Equity Payment, the outstanding balance of the applicable Streeterville note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment. The November 2020 Streeterville Note provided that if any of the following events had not occurred on or before April 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof: (a) HotPlay must have become a wholly-owned subsidiary of the Company; (b) HotPlay must have raised at least $15,000,000 in cash through equity investments; (c) upon consummation of the HotPlay Share Exchange, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; (d) HotPlay must have become a co-borrower on the Streeterville note; and (e) the Company must have paid off certain liabilities which have been paid in full. As a result of the HotPlay Share Exchange not closing by April 30, 2021, Streeterville has advised us that we owe approximately an additional $1 million on the November 2020 Streeterville Note (representing 25% of the amount due thereunder as of April 30, 2021), pursuant to the stated terms of such note.

The March 2021 Streeterville Note has similar terms as the above as to Equity Payments and requires that if any of the following events have not occurred on or before June 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof: (a) HotPlay must have become a wholly-owned subsidiary of the Company; (b)  HotPlay must have raised at least $15,000,000 in cash or debt through equity investments; (c) upon consummation of the HotPlay Share Exchange, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; and (d) HotPlay must have become a co-borrower on the March 2021 Streeterville Note.

On June 1, 2021, Streeterville agreed to defer 50% of the April 2021 Note Increase which was otherwise to occur due to the Company’s failure to timely meet all of the November 2020 Note Transaction Conditions. As such, a total of $506,085 has been capitalized into the outstanding balance of the November 2020 Streeterville Note effective as of April 30, 2021, and the remaining $506,085 of the April 2021 Note Increase will only be added to the balance of the November 2020 Streeterville Note if the Company fails to meet the November 2020 Transaction Conditions by June 30, 2021. Separately, if the Company does not meet the March 2021 Note Transaction Conditions by June 30, 2021, the March 2021 Streeterville Note will be subject to the June 2021 Note Increase.

Both Streeterville notes also include various other penalties, liquidated damages and triggers which increase the amount due, or the amounts of the notes. Our failure to comply with the terms of the Streeterville notes or penalties thereunder, may have a material adverse effect on our results of operations, cash flow, and could result in us having to pay significantly more funds to Streeterville and/or seeking bankruptcy protection.

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

Our Shareholders Agreement with the founder of Reinhart provides for certain put rights, which if exercised by such founder, could require us to pay significant amounts of money.

On January 15, 2021, we entered into a Shareholders’ Agreement with Jan C. Reinhart, the founder of Reinhart. Such Shareholders’ Agreement allows Mr. Reinhart to put his 49% ownership of Reinhart to us on certain dates from January 2024 to January 2026, as described above under “Item 1. Business—Recent Material Events—Reinhart Interactive TV AG Acquisition”. There is no cap on the required purchase price which would be payable to Mr. Reinhart, and such purchase price may be as high as 15 times EBITDA of Reinhart for the applicable periods. We may need to raise additional funding in the future to pay the put amount, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be in breach of the terms of the put requirement, which could subject us to litigation, damages and penalties. The existence of the put right could make it harder for us to sell our interest in Reinhart, devalue such interest, or cause complex accounting issues which have a material adverse effect on our financial statements and results of operations.

If we are unable to attract and maintain a critical mass of ALR listings and travelers, whether due to competition or other factors, our travel marketplace will become less valuable to property owners and managers and to travelers, and it could significantly decrease our ability to generate revenue and net income from such travel division in the future.

We anticipate that moving forward, most of our travel division revenue will be generated when ALRs are booked by either customers to our website or by customers to distributors we provide ALRs to (“Distributors”). Our travel revenue will be the difference between the funds received from our customers and distributors versus the net amount owed to the property owner/manager at the time of booking. Accordingly, the success of our travel division primarily depends on our ability to attract owners, managers and travelers to NextTrip.com, NextTripVacations.com, Maupintour.com (soon to be rebranded as NextTrip Journeys) and to Distributors. If property owners and managers choose not to market their ALRs through our websites or instead list them with a competitor, we may be unable to offer a sufficient supply and variety of ALRs to attract travelers to our websites. Similarly, our volume of new and renewal listings may suffer if we are unable to attract travelers to our websites or, to the Distributors. As a result of any of these events, the perceived usefulness of our online marketplace and the relationships with Distributors may decline, and, consequently, it could significantly decrease our ability to generate travel revenue and net income in the future. As a result, the value of our securities may decline in value or become worthless.

We agreed to pay significant amounts to IDS, Inc. pursuant to the Property Purchase Agreement and related agreements.

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (IP Purchase Amendment). Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000, payable by way of an initial payment of $500,000, and twelve monthly payments of approximately $195,833, with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment, and has been paid to date. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of Monaker or a third-party), for the benefit of Monaker, which shall be treated for all purposes as a payment by Monaker. As consideration for such Paying Party making such payment on behalf of Monaker, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.6888 as to the first $500,000 payment (which payment has been made, but which shares have not been transferred to the Company to date), and 0.691 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares).

In the event the Company fails to make any payment timely, and the Company does not cure such default within seven days of written notice of default being provided by IDS, IDS is entitled to entry of a default judgment against the Company in the amount of the differential, if any, between the realized value of the IDS Shares upon the future sale thereof in the open market by IDS, and the unpaid amount of any payment due. In the event of any such default, IDS will be entitled to attorneys’ fees incurred to obtain said judgment.

Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment as discussed above by Monaker (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company.

We may not have sufficient funds to pay the amounts due to IDS pursuant to the IP Agreement Amendment.

Our travel revenues and results of travel operations are subject to the ability of our distributors and partners to integrate our ALRs with their websites, and the timing of such integrations.

The integration of our ALRs with our distributors and partners’ websites is complicated and may involve various software components and application program interfaces (APIs). The ALR listings of our distributors and partners may be formatted differently or stored differently and may require modifications in order to receive and display our ALR properties correctly.

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

Our future travel revenues and results of travel operations are substantially dependent on the timing of those integrations and in some cases the willingness of our distributors and partners to undertake additional steps and processes in order to provide us what we need, and in the form that we need, to implement such integrations. The failure of our partners and/or distributors to undertake the actions required so that we can successfully integrate our offerings, and/or any delay in such integrations, may have a negative effect on our travel revenues and results of travel operations and cause the value of our common stock to decline in value. The actions of our partners and distributors, and/or their ability to undertake such actions, may further be limited by the effects of COVID-19.

Our travel business will depend substantially on property owners and managers renewing their listings.

Our travel business will depend substantially on property owners and managers renewing their listings. Significant declines in our listing renewals could harm our expected travel operating results. Property owners and managers will generally market their vacation rentals on our websites with no obligation to renew. We may be unable to predict future listing renewal rates accurately, and our renewal rates may decline materially or fluctuate as a result of a number of factors. These factors include property owners’ decisions to sell or to cease renting their properties, their decisions to use the services of our competitors, or their dissatisfaction with our pricing, products, services or websites. Property owners and managers may not establish or renew listings if we cannot generate a large number of travelers who book vacation rentals through our marketplace and/or through our distributors. As a result, our revenue may decline and our results of operations may be negatively affected. In addition to the above, property owners may be unable (due to governmental restrictions) or unwilling (due to fear of contagion and other risks) to renew their listings due to COVID-19 and the governmental responses thereto.

If Distributors are unable to drive customers to their websites and/or we are unable to drive visitors to our websites, from search engines or otherwise, this could negatively impact transactions on the websites of our Distributor websites as well as our websites and consequently cause our travel revenue to decrease.

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

We plan to employ search engine optimization, or SEO to acquire visitors. SEO involves developing our websites in order to rank highly in relevant search queries. In addition to SEM and SEO, we may also utilize other forms of marketing to drive visitors to our websites, including branded search, display advertising and email marketing.

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

If our Distributors or we are listed less prominently or fail to appear in search result listings for any reason, including as a result of our failure to successfully execute our SEO and SEM strategy, it is likely that we will acquire fewer visitors to our websites. Fewer visitors to our websites could lead to property owners and managers becoming dissatisfied with our websites, as well as fewer travelers inquiring and booking through our websites, either or both of which could adversely impact our revenue. We may not be able to replace this traffic in a cost-effective manner from other channels, such as cost-per-click SEM or display or other advertising, or even at all. Any attempt to replace this traffic through other channels may increase our sales and marketing expenditures, which could adversely affect our operating results relating to our travel division.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving alternative lodging rental (ALR), Internet and e-commerce industries could harm our travel division operating results.

We have contracted for ALRs in markets throughout the world, in jurisdictions which have various regulatory and taxation requirements that can affect our travel division operations or regulate the rental activity of property owners and managers.

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

From time to time, we may become involved in challenges to, or disputes with government agencies regarding, these regulations. We may not be successful in defending against the application of these laws and regulations. Further, if we were required to comply with regulations and government requests that negatively impact our relations with property owners, managers and travelers, our business, travel division operations and financial results could be adversely impacted.

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

Competitors also operate websites directed at the wider fragmented travel lodging market, such as Airbnb and HomeAway by listing either rooms or the owner’s primary home. These properties increase both the number of rental opportunities available to travelers and the competition for the attention of the traveler. Some vacation rental property owners and managers also list on these websites, and consequently, these companies currently compete with us to some extent.

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

We believe we will compete primarily on the basis of the quantity and quality of our listings, the quality of the direct relationships we have with distributors, property owners and managers, the volume of expected travelers who will visit our websites, the global diversity of the vacation rentals available on our websites, the quality of our websites, the tools provided to our distributors, property owners and managers to assist them with their business, customer service, brand identity, the success of our marketing programs, and price. If current or potential property owners, managers, distributors or travelers choose to use any of these competitive offerings in lieu of ours, our revenue could decrease and we could be required to make additional expenditures to compete more effectively. Any of these events or results could harm our travel division business, operating results and financial condition.

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

We have four platforms, a library of travel footage, equity investments in Verus International, Inc, NestBuilder.com, Bettwork Industries Inc, Recruiter.com Group, Inc., Longroot Thailand, Reinhart, and our acquisition of control of IFEB and HotPlay, which are pending, subject to required approvals and closing conditions. The businesses we have acquired, or invested in, may not perform as well as we expect. Failure to manage and successfully integrate acquired businesses and technologies could harm our operating results and our prospects. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted.

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

Moreover, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies and assets, including as they relate to creation, ownership and rights in intellectual property, existence of open-source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

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

We are party to employment agreements with our Chief Executive Officer, William Kerby, our Chief Financial Officer, Sirapop “Kent” Taepakdee, and our Chief Operating Officer and Chief Information Officer, Timothy Sikora.

Mr. Kerby’s employment agreement remains in effect indefinitely until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated pursuant to the terms of the agreement. The agreement includes a non-compete provision, prohibiting Mr. Kerby from competing against the Company during the term of the agreement and for a period of 12 months after termination thereof (subject to certain exceptions), in any state or country in connection with (A) the offer of ALR properties (Vacation Home Rentals) which are distributed on a B2B Basis; (B) the commercial sale of specialty products sold by the Company during the six (6) months preceding the termination date; and (C) any services the Company commercially offered during the six (6) months prior to the termination date (collectively, the “Non-Compete”).

In the event of termination of the agreement for death or disability, or termination by Mr. Kerby without good reason (defined in the agreement), or for cause (defined in the agreement) by the Company, Mr. Kerby is due all consideration due and payable to him through the date of termination. In the event of termination of the agreement by Mr. Kerby for good reason or the Company for any reason other than cause (or if Mr. Kerby’s employment is terminated other than for cause within six (6) months before or twenty-four (24) months following the occurrence of a change of control (defined in the agreement) of the Company, provided that we believe the closing of the HotPlay Exchange Agreement will be deemed a change of control under the agreement), Mr. Kerby is due all consideration due and payable through the date of termination; a lump sum payment equal to twelve (12) months of base salary; continued participation in all benefit plans and programs of the Company for twelve (12) months after termination (or at the option of the Company, reimbursement of COBRA insurance premiums for substantially similar coverage as the Company’s plans); and the Non-Compete will not apply to Mr. Kerby.

Mr. Taepakdee, our Chief Financial Officer, entered into an employment agreement, dated January 30, 2020. If the agreement is terminated by Mr. Taepakdee for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Taepakdee’s death or disability, Mr. Taepakdee is due two calendar months of severance pay. If the agreement is terminated due to Mr. Taepakdee’s disability, Mr. Taepakdee is due compensation through the remainder of the month during which such termination is effective. If the Company terminates the agreement within 24 months after a change in control event, then the Company is required to pay Mr. Taepakdee a severance payment equal to twelve (12) months’ salary, plus continue to provide benefits equal to those provided prior to the change in control event for a period of six (6) months (we believe the closing of the HotPlay exchange agreement will be deemed a change of control under the agreement). The agreement includes a one-year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however, the non-compete shall terminate in the event of a termination of employment by Mr. Taepakdee for good reason or a termination by the Company other than for cause or disability.

Mr. Sikora, our Chief Operating Officer and Chief Information Officer, entered into an employment agreement, dated January 30, 2020. If the agreement is terminated by Mr. Sikora for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Sikora’s death or disability, Mr. Sikora is due two calendar months of severance pay. If the agreement is terminated due to Mr. Sikora’s disability, Mr. Sikora is due compensation through the remainder of the month during which such termination is effective. If the Company terminates the agreement within 24 months after a change in control event, then the Company shall pay Mr. Sikora a severance payment equal to twelve (12) months’ salary, plus continue to provide benefits equal to those provided prior to the change in control event for a period of six (6) months (we believe the closing of the HotPlay exchange agreement will be deemed a change of control under the agreement). The agreement includes a one-year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits him (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however, the non-compete shall terminate in the event of a termination of employment by Mr. Sikora for good reason or a termination by the Company other than for cause or disability.

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

We agreed to pay certain fees to Mr. William Kerby, our Chief Executive Officer in consideration for such individual guarantying and continuing to guarantee, certain of our obligations.

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

We collect and use personally identifiable information of distributors, property owners, managers and travelers in the operation of our business. Our systems may be vulnerable to computer viruses or physical or electronic break-ins that our security measures may not detect. Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, cause an interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches of our systems, or even the systems of third parties we rely upon, such as credit card processors, could damage our reputation and expose us to litigation and possible liability under various laws and regulations. In addition, industry-wide incidents, or incidents specific to us, could deter people from using our distributors’, as well as our online marketplaces. Concern among distributors, property owners, managers and travelers regarding our use of personal information collected on our websites could keep them from using, or continuing to use, our online marketplace.

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

Because property owners, managers and travelers can access our websites using a variety of hardware and software platforms, we will need to continuously modify and enhance our service to keep pace with related technological changes. We may not be successful in developing necessary, functional and popular modifications and enhancements. Furthermore, uncertainties about the timing and nature of these necessary changes could result in unplanned research and development expenses. In addition, any failure of our online marketplace to operate effectively with future technologies could result in dissatisfaction from travelers, distributors, property owners, and managers, any of which could harm our travel division business.

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

Loss or material modification of our credit card acceptance privileges could have a material adverse effect on our travel division business and operating results. Credit card acceptance privileges involve additional potential costs relating to reimbursements and fraud.

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

The loss of, or the significant modification of, the terms under which we obtain credit card acceptance privileges could have a material adverse effect on our travel division business, revenue and operating results.

Our travel division revenue, expenses and operating results could be negatively affected by changes in travel, real estate and ALR markets, as well as general economic conditions.

Our travel division business is particularly sensitive to trends in the travel, real estate and vacation rental markets, which are unpredictable, as well as trends in the general economy. Therefore, our travel division operating results, to the extent they reflect changes in the broader travel, real estate and vacation rental industries, may be subject to significant fluctuations. For example, changes in the travel industry, such as disruptions caused by war, terrorist attacks, pandemics and epidemics (including the recent changes caused by COVID-19), natural disasters, weather, bankruptcies or diseases could significantly reduce the willingness of potential travelers to plan vacation and other travel. Such disruptions that harm or destroy vacation homes could cause the property owners and managers of such homes to cancel or fail to renew their listings. Downturns in real estate markets may result in decreased new building rates and increases in foreclosures, which could also result in fewer vacation rentals available for listing. Also, since vacation travel is generally dependent on discretionary spending, negative general economic conditions could significantly reduce the overall amount that travelers spend on vacation travel.

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

As described above, the global travel industry has experienced sharp declines in demand as a result of COVID-19 and the ultimate effects and longevity of such decreased demand is currently not known; however, such decrease in demand is expected to have a material adverse effect on our fiscal 2022 revenues and results of operations.

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

Property owner, distributor, manager or traveler complaints or negative publicity about our company, our services or our business activities could diminish use of our online marketplace and our travel division brand.

Property owner, distributor, manager or traveler complaints or negative publicity about our company, our services or our business activities could severely diminish consumer confidence in and use of our online marketplace and negatively affect our travel division brand. Our measures to combat risks of fraud and breaches of privacy and security can damage relations with our property owners and managers, for instance when we remove listings which have repeatedly been reported as misleadingly described. These measures heighten the need for prompt and accurate customer service to resolve irregularities and disputes. Effective customer service requires significant personnel expense, and this expense, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle property owner, manager and traveler complaints effectively. If we do not handle these complaints effectively, our reputation may suffer, and we may lose the confidence of property owners, distributors, managers and travelers. We may also be the subject of blog or forum postings that include inaccurate statements and create negative publicity. As a result of these complaints or negative publicity, property owners, distributors and managers may discontinue their listing or services with us or travelers may discontinue their use of our websites, and our business, brand and results of operations could be adversely impacted.

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

Risks Relating to The Share Exchanges

The number of shares of common stock issuable pursuant to the HotPlay Share Exchange and in connection with the Axion Preferred Conversion will cause significant dilution to existing stockholders and a change of control of the Company.

Pursuant to the HotPlay Share Exchange, following the completion of the HotPlay Share Exchange and at the time the outstanding shares of the Company’s Series B Convertible Preferred Stock and Series C Convertible Preferred Stock automatically converts into common stock of the Company (anticipated to occur five days after the closing of the HotPlay Share Exchange), the current HotPlay securityholders are expected to own approximately 60.0% of the aggregate outstanding shares of common stock of Monaker, and the Axion Stockholders and Axion Creditors are expected to own approximately 13.0% of the aggregate outstanding common stock of Monaker (without taking into account shares of common stock issuable upon exercise of the Creditor Warrants), with the Monaker stockholders prior to the effective date of the closing and conversion holding approximately 27.1% of the aggregate outstanding common stock of the combined company (without taking into account shares of common stock issuable upon exercise of the Creditor Warrants). As a result, the total shares of common stock issuable upon closing of the HotPlay Share Exchange and in connection with the Axion Preferred Conversion will cause significant dilution to existing stockholders, and result in a change of control.

The Company has not yet been transferred the shares of Axion acquired pursuant to the closing of the Axion Share Exchange into its name.

Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a Cease Trade Order issued by the British Columbia Securities Commission, which impacts Axion, and the Company may choose to not formally complete such transfer, but to instead obtain the contractual rights to vote and receive the economic rights to such shares, until such time as such shares can be formally transferred. In the event the transfer of the Axion shares is not approved, or delayed, the Company may be unable to take title to such shares, which could have adverse effects on the Company’s accounting for such acquisition and may ultimately prevent the Company from recognizing the value of such shares. For example, as of February 28, 2021, the Company has accounted for its 33.85% interest in Axion as an investment in affiliate, valued at the aggregate liquidation preference of the Series B Convertible Preferred Stock issued in consideration for such shares of Axion, as ownership of such Axion shares have not yet been formally transferred to the Company. The Company may also be prohibited by the Cease Trade Order issued by the British Columbia Securities Commission to obtain the contractual rights to vote and receive the economic rights to the shares, and as such, may not be able to obtain the full value of such shares or account for such shares to their greatest value in the Company’s financial statements moving forward. Currently the Company has no written agreements with the holders of the Axion shares acquired; however, the Company believes that such stockholders would, at the request of the Company, agree to vote such shares as requested by the Company from time to time.

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

Due to the significant number of shares issuable at the closing of the HotPlay Share Exchange (i.e., 52,000,000 shares of Monaker common stock (currently representing approximately 60.0% of the shares of common stock which will be outstanding at closing, based on Monaker’s current outstanding shares)), a change of control of the Company will be deemed to have occurred, and the owners of HotPlay prior to the HotPlay Share Exchange will obtain control of the Company (both as to the board of directors and voting control over the Company). Additionally, the HotPlay Exchange Agreement requires all but three of our current directors to resign and the appointment of four new directors, which are to be nominated by the principal stockholder of HotPlay, and such principal stockholder and Monaker are required to mutually agree on a seventh, eight and nineth director who will be independent, unless otherwise agreed by the parties (one of which is currently anticipated to be one of Monaker’s current directors). Additionally, the new stockholders obtaining shares in the HotPlay Share Exchange will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares prior to the HotPlay Share Exchange will be minority stockholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove the directors appointed by the prior owners of HotPlay, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. An owner of the Company’s securities should keep in mind that your shares, and your voting of such shares, will likely have little effect on the outcome of corporate decisions.

Upon the closing of the HotPlay Share Exchange we plan to transition the majority of our business operations to those of HotPlay.

While we plan to continue to operate in the travel industry, and through Longroot and our other ventures, following the closing of the HotPlay Share Exchange, we anticipate that the more significant portion of our assets and operations will be related to in-game advertising. We have no experience operating as an in-game advertising company and our operations in such industry will be subject to all of the risks of any new business in a new industry. Our change in business structure may not be successful. Additionally, such new controlling stockholders, directors and officers may not be able to properly manage our new direction. If our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which may cause the value of our common stock to decline or become worthless.

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

The HotPlay Exchange Agreement is subject to several conditions that must be fulfilled in order to complete the HotPlay Share Exchange. These conditions to the closing of the HotPlay Share Exchange may not be fulfilled and, accordingly, the HotPlay Share Exchange may not be completed. In addition, the parties to the HotPlay Exchange Agreement can generally terminate such agreement if the transactions contemplated thereby do not close by May 31, 2021, under certain other conditions if the terms of the HotPlay Share Exchange are breached, and the parties can mutually decide to terminate the HotPlay Exchange Agreement at any time. In addition, the Company and the counterparties to the HotPlay Exchange Agreement may elect to terminate the HotPlay Exchange Agreement in certain other circumstances. The parties are fully committed to closing the HotPlay Share Exchange and the Company expects to extend the May 31, 2021 date, or otherwise continue to work together with HotPlay and the HotPlay Stockholders to close the HotPlay Share Exchange, following the date of this Report.

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

Certain of the Company’s outstanding warrants agreements include provisions which allow such holders the right, following a fundamental transaction, such as the HotPlay Share Exchange, to require the Company to repurchase such securities at their Black Scholes values, which repurchase amounts may be significant and may be several times more than the exercise prices of such warrants, even if they are out-of-the-money. As a result, in the event such warrant holders do not consent to the HotPlay Share Exchange, exercise their warrants prior to the date of closing of the HotPlay Share Exchange, or otherwise agree to modify such warrants, the Company may be forced to expend significant resources repurchasing such warrants and the funding for such repurchases may not be available on favorable terms, if at all, and/or such conditions and requirements may ultimately prevent the HotPlay Share Exchange from closing.

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

The combined company is required to re-meet the initial listing standards of The NASDAQ Capital Market in order to close the HotPlay Share Exchange.

The closing of the HotPlay Share Exchange requires that the Company requalify for initial listing on The NASDAQ Capital Market, pursuant to the applicable guidance and requirements of NASDAQ as of the date of the closing of the HotPlay Share Exchange. The NASDAQ Capital Market initial listing standards include more stringent requirements than The NASDAQ Capital Market continued listing standards. The NASDAQ Capital Market initial listing standards require that issuers meeting one of the following tests: (1) $750,000 of pre-tax income (in either the last fiscal year or two of the three most recent years), $5 million of public float, $4 million of stockholders’ equity and a minimum closing price of $3 per share; (2) $15 million of public float, $5 million of stockholders’ equity, a $3 per share price and 2 years of operating history; or (3) a $50 million market cap; $15 million of public float, $4 million of stockholders’ equity, and a $2 per share price, plus in each case 300 round lot stockholders and 1,000,000 shares of total public float, with at least half of such required number of round lot stockholders holding unregistered securities with a minimum value of $2,500.

While we believe that we will meet the initial listing requirements of NASDAQ following the closing of the HotPlay Share Exchange, if we cannot, we will not be able to close the HotPlay Share Exchange as currently contemplated.

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

The conversion of the HotPlay Notes into common stock pursuant to their terms, will cause immediate and substantial dilution.

In certain situations, the HotPlay Notes automatically convert into common stock of the Company at a conversion price of $2.00 per share. If converted in full as of the date of this Report, without taking into account accrued interest, which also converts into common stock at a conversion price of $2.00 per share, HotPlay would be issued an aggregate of 7,500,000 shares of common stock (subject to the NASDAQ Limitation). Such issuance would result in immediate and substantial dilution to the interests of other stockholders.

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

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. Thailand, where Longroot Thailand is regulated, is the first country to approve a legal initial coin offering (“ICO”) portal for issuers. Under Thai Securities and Exchange Commission (“Thai SEC”) regulation, all crypto token issuances in Thailand must be approved by the Thai SEC and carried out via an approved ICO Portal such as Longroot Thailand. Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies could impact the ability of Longroot Thailand to continue to operate and such actions could affect the ability of Longroot Thailand to continue as a going concern, which could have a material adverse effect on the business, prospects or operations of the Company.

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

Risks Related to our Pending Acquisition of IFEB

We have paid a significant amount of cash to certain sellers of the IFEB Shares in connection with the proposed acquisition of the control of IFEB, which transaction may not be approved, and which consideration we have no ability to obtain the return of.

As described above under “Item 1. Business—Recent Material Events—IFEB Bank Transaction”, on April 1, 2021, we entered into the Bill of Sale with certain third parties pursuant to which the Company agreed to purchase 2,191,489 shares of authorized and outstanding Class A Common Stock of IFEB, which IFEB Shares total approximately 57.1% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6,400,000, which amount was paid to the sellers on April 1, 2021. Notwithstanding the terms of the Bill of the Sale, and the payment by the Company of the aggregate purchase price pursuant thereto, the transfer of the IFEB Shares to the Company and the Company’s acquisition of control of IFEB is subject to review of the Company’s financial viability, as well as other matters, by OCIF, and as such, the Company has filed a formal change of control application which must be approved before taking ownership and control of the IFEB Shares. The Company anticipates completing acquisition of the IFEB Shares in or around June 2021, however, the Company has no way of unwinding the transaction to purchase the IFEB Shares, or of obtaining the return of the $6,400,000 paid to the sellers in connection therewith if the transaction is not completed. The Company anticipates that if it is not able to obtain control of the IFEB Shares, it would attempt to sell such shares to a third party. Such sale may not be able to be completed on the same terms as the original proposed acquisition of the IFEB Shares by the Company, or at all. Any failure to complete the transfer of the IFEB Shares may have an adverse effect on the Company’s financial condition and results of operations.

Combining IFEB and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the acquisition of control of IFEB.

The success of the acquisition of control of IFEB will depend, in part, on the combined company’s ability to realize anticipated cost savings from combining the businesses of the Company and IFEB. Combining IFEB and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the planned acquisition of IFEB.

We will be subject to business uncertainties until the acquisition of IFEB is completed.

Uncertainty about the effect of the Bill of Sale on employees and partners may have an adverse effect on us. These uncertainties may impair our and IFEB’s ability to attract, retain and motivate key personnel until the Bill of Sale are completed, and could cause partners and others that deal with us and IFEB to seek to change existing business relationships, cease doing business with us and IFEB or cause potential new partners to delay doing business with us and IFEB until the Bill of Sale transactions have been successfully completed. Retention of certain employees may be challenging during the pendency of the Bill of Sale, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Bill of Sale could be negatively impacted. In addition, the Exchange Agreements restrict us from making certain acquisitions and taking other specified actions until the Bill of Sale are completed without certain consents and approvals. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Bill of Sale.

Failure to complete the acquisition of IFEB could negatively impact our stock price and future business and financial results.

If the acquisition of control of IFEB is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

●          we will not realize the benefits expected from the acquisition of control of IFEB, including a potentially enhanced competitive and financial position, expansion of assets and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

●          we may experience negative reactions from the financial markets and our partners and employees; and

●          matters relating to the acquisition of control of IFEB (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

Our inability to fully integrate IFEB’s business into our operations could adversely affect our operations or results.

Our future growth and profitability depend on our ability to successfully integrate IFEB’s banking operations into our operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls and policies, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts have diverted and could continue to divert management attention and resources, which could adversely affect our operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations. There can be no assurance that any of these executives will choose to continue working with us, or if they do, that we will be able to successfully integrate these executives as part of our management team in the combined business.

The acquisition of IFEB may result in business disruptions that cause IFEB to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to the acquisition could disrupt our ongoing business or result in inconsistencies in customer service that could adversely affect IFEB’s ability to maintain relationships with clients, customers, depositors and employees. Our inability to overcome these risks could have a material adverse effect on our business or financial condition, results of operations and future prospects. There is no assurance that our integration efforts will not result in other unanticipated costs.

The operations of IFEB are in a completely different industry than our current operations and we may not be successful in that new industry.

IFEB was incorporated in 2017 as a corporation under the laws of the Commonwealth of Puerto Rico and received its international financial entity license on June 18, 2017 from the Office of the Commissioner of Financial Institutions of Puerto Rico, in Spanish, “Oficina del Comisionado de Instituciones Financieras”, as license #51. As a result, IFEB is regulated by OCIF. Our officers do not have significant experience running a bank and we may not be profitable in this new line of business, assuming the acquisition of control of IFEB is approved. Even if we achieve profitability in the future by adopting this new business strategy, we may not be able to sustain profitability in subsequent periods. The operation of IFEB may subject us to unknown costs, liabilities, regulations and expenses which we haven’t budgeted for and we may ultimately be unsuccessful in this new line of business in the event the acquisition of IFEB is approved.

Risks Related to Monaker’s Common Stock

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants, free trading shares pursuant to Form S-8 registration statements. Our board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to the market price of such securities. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

 Nevada law and our Articles of Incorporation authorize us to issue shares of common and preferred stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share, 3,000,000 shares of Series A Preferred stock, $0.01 par value per share, 10,000,000 shares of Series B Preferred Stock, $0.00001 par value per share and 3,828,500 shares of Series C Preferred Stock, $ 0.00001 par value per share. As of the date of this Report, we have 23,454,203 shares of common stock issued and outstanding, 10,000,000 shares of Series B Preferred Stock, and 3,828,500 shares of Series C Preferred Stock, issued and outstanding. As a result, our board of directors can issue a large number of additional shares of common stock and/or effect a reverse stock split, without stockholder approval, and if additional shares are issued, it could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our board of directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our board of directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our board of directors which cause the holders to have super-majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the board of directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super-majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

The outstanding Series B Preferred Stock and Series C Preferred Stock have a liquidation preference on parity with our common stock.

If the HotPlay Share Exchange is not completed, the Series B Preferred Stock and Series C Preferred Stock, will not be convertible into common stock. If that were to occur Monaker would likely hold another special or annual meeting of stockholders to again request approval for such conversions/exercise separate from the HotPlay Share Exchange, if necessary or required; provided that until converted in full, such Series B Preferred Stock and Series C Preferred Stock, which have a liquidation preference of $9,272,121 and $7,657,000, respectively, will remain outstanding, and will, upon any liquidation of Monaker, reduce pro-rata, the amount of any consideration that the common stock stockholders of Monaker would receive upon liquidation of Monaker.

Our outstanding warrants may adversely affect the trading price of our common stock.

As of the date of this Report, there were outstanding warrants to purchase 1,131,671 shares of common stock at a weighted average exercise price of $3.34 per share, not including the creditor warrants. For the life of the warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or warrants or conversion of other securities, or the effect if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

Certain warrants we have granted include anti-dilutive rights

The warrants to purchase 724,000 shares of common stock which we granted to certain purchases in our October 2018 offering (of which warrants to purchase 527,400 shares are currently outstanding) include anti-dilution rights, which provide that if at any time while the warrants are outstanding, we issue or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) securities for consideration less than the then current exercise price of the warrants, subject to certain excepted issuances, the exercise price of such warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, not to be less than $0.57 per share (subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions). The warrants which originally had an exercise price of $2.85 per share currently have any exercise price of $2.00 per share as a result of our April 2019 underwritten offering.

Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. As of the date of this Report, our stockholders’ equity is above Nasdaq’s $2.5 million minimum and, we have maintained our stock price over $1.00 per share (provided that our stock price traded as low as $0.61 during calendar 2020).

Moving forward, we may not be able to maintain at least $2.5 million in stockholders’ equity, may not generate over $500,000 of yearly net income, we may not be able to maintain independent directors, we may not be able to maintain a stock price over $1.00 per share and/or may not be able to meet the requirements related to the number of independent directors on our board of directors and/or hold an annual meeting of stockholders on a timely basis. If we fail to timely comply with the applicable requirements, and/or to timely cure the deficiencies described above, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain a quotation on an over-the-counter quotation system.

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

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the Nasdaq Capital Market, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements, and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time-consuming for us to undertake certain corporate actions because we may require Nasdaq approval for such transactions and/or Nasdaq rules that may require us to obtain stockholder approval for such transactions.

General Risk Factors

Our stock price may be volatile.

 The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include:

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

Certain of our stockholders and warrant holders hold shares of common stock that are freely tradable and/or freely tradable upon exercise. Should such holders decide to sell their shares at a price below the market price as quoted on NASDAQ, or any exchange on which our common stock might be listed in the future, the price may continue to decline. A steep decline in the price of our common stock upon being quoted on NASDAQ, or any exchange on which our common stock might be listed in the future, would adversely affect our ability to raise additional equity capital, and even if we were successful in raising such capital, the terms of such raise may be substantially dilutive to current stockholders.

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

We plan to grow our business as rapidly as possible. If we do not effectively manage our growth, the quality of our services may suffer, which could negatively affect our reputation and demand for our services. Our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, financial, and accounting systems and controls;

●	hire additional personnel;

●	develop additional levels of management within our company;

●	locate additional office space;

●	maintain close coordination among our operations, legal, finance, sales and marketing, and client service and support teams; and

●	manage our expanding international operations.

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

We have adopted provisions, and will maintain provisions, to our amended and restated articles of incorporation that limit the liability of our directors, and provide for indemnification by us of our directors and officers to the fullest extent permitted by Nevada law. Our Articles of Incorporation and Nevada law provide that directors have no personal liability to third parties for monetary damages for actions taken as a director, except for breach of duty of loyalty, acts or omissions not in good faith involving intentional misconduct or knowing violation of law, unlawful payment of dividends or unlawful stock repurchases, or transactions from which the director derived improper personal benefit. Such provisions limit the stockholders’ ability to hold directors liable for breaches of fiduciary duty and reduce the likelihood of derivative litigation against directors and officers.

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our intellectual property includes the content of our websites, registered domain names, as well as registered and unregistered trademarks. We believe that our intellectual property is an essential asset of our business and that our domain names and our technology infrastructure currently give us a competitive advantage in the online market for ALR listings and cryptocurrency. If we do not adequately protect our intellectual property, our brand, reputation and perceived content value could be harmed, resulting in an impaired ability to compete effectively.

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

We are subject to federal and state income taxes in the United States and in various foreign jurisdictions. Our provision for income taxes and our effective tax rate are subject to volatility and could be adversely affected by several circumstances, including:

●	earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates;

●	effects of certain non-tax-deductible expenses;

●	changes in the valuation of our deferred tax assets and liabilities;

●	transfer pricing adjustments, including the effect of acquisitions on our intercompany research and development cost sharing arrangement and legal structure;

●	adverse outcomes resulting from any tax audit;

●	our ability to utilize our net operating losses and other deferred tax assets; and

●	changes in accounting principles or changes in tax laws and regulations, or the application of the tax laws and regulations, including possible U.S. changes to the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.

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

We face competition within our industry for acquisitions of businesses, technologies and assets, and, in the future, such competition may become more intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or at all because of such competition. Furthermore, if we enter into negotiations that are not ultimately consummated, those negotiations could result in the diversion of management time and significant out-of-pocket costs. Even if we are able to complete such acquisitions, we may additionally expend significant amounts of cash or incur substantial debt to finance them, which indebtedness could result in restrictions on our business and use of available cash. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in dilution of our existing stockholders. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize their benefits. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

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

The Company leased 2,500 square feet of office space at 2893 Executive Park Drive Suite 201, Weston, Florida 33331, from April 15, 2018, through February 28, 2021, which it used as its headquarters. Monthly rental costs for the periods ending April 14, 2019, 2020 and 2021, were $6,243, $6,492 and $6,781, respectively.

On March 1, 2021 the Company moved into a new 5,962 square feet facility located at 1560 Sawgrass Corporate Parkway Suite 130 Sunrise, FL 33323. On January 4, 2021, the Company made a payment of $188,061 to Sunrise Sawgrass LLC for a security and rent deposit relating to the new office space. The term of the lease, which commenced on March 1, 2021, will expire on the last day of the 89th month following the commencement date (i.e., August 31, 2028). Monthly rent under the lease increases each year during the term of the lease, from between $11,160 per month (for the first year of the lease), to $13,734 during the last year of the lease term. Annual rental costs for the periods ending February 28, 2022, 2023, and February 29, 2024 are $75,094, $209,989 and $226,342, respectively. The Company has received 12 months of rent abatement for FYE 2022 in the amount of $133,920 and 1 month for FYE 2023, in the amount of $11,160.

On October 1, 2019, the Company entered a new contract for a new call/support center, totaling approximately 4,048 square feet, at 6345 South Pecos Road, Suites 206, 207, and 208, Las Vegas, Nevada 89120. The lease had a term of one year from October 1, 2019 through September 30, 2020. Monthly base rental costs were (i) $ 3,643 from October 1, 2019 through November 30, 2019; and (ii) $3,789 from December 1, 2019 through September 30, 2020. The rent also included the monthly payment of the operating expenses (Tenant’s Proportionate Share of the Building and/or Project) which was approximately $1,100 per month. We did not renew this lease. As of February 28, 2021, the Call Center previously in Las Vegas was moved to the Company’s new facility in Sunrise, Florida.

Item 3. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

Such current litigation or other legal proceedings, if any, are described in, and incorporated by reference in, this “Item 3. Legal Proceedings” of this Annual Report on Form 10-K from, “Part II—Item 8. Financial Statements and Supplementary Data” in the Notes to Consolidated Financial Statements in “Note 12 – Commitments and Contingencies”, under the heading “Legal Matters”. The Company believes that the resolution of any currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation, if any, or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to the year ended February 28, 2021, that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MKGI”.

Holders

As of June 7, 2021, there were approximately 438 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number of record stockholders is not indicative of the total number of stockholders of the Company when including securities beneficially owned.

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

Transfer Agent

Our stock transfer agent is Colonial Stock Transfer Co, Inc. (“Colonial”), 66 Exchange Place, 1st floor, Salt Lake City, UT 84111. Colonial’s telephone number in the U.S. is (801) 355-5740 and their internet address is www.colonialstock.com.

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during and from the period from December 1, 2020 to the filing date of this report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as set forth below:

On September 1, 2020, the Company entered into a consulting agreement with Beachfront Travel Consulting LLC for their services and expertise in Call Center and Sales Operations. The consultant agreed to assist the Company in the development and design of a Call Center Operation to support the Company’s brand. The Company agreed to pay the consultant compensation of 1,500 restricted shares of common stock per month, with a price equal to the closing price on the last day of the month and the consultant agreed to advise the Company on policies and procedures, performance metrics and reporting, operational standards and training of call center staff. The Company issued the consultant 1,500 shares of restricted common stock for the month of December 2020. The agreement was terminated on December 7, 2020, and the parties entered into as a new consulting agreement, with an annual fee of $110,000 instead of the 1,500 per month stock compensation.

On or around January 15, 2021, a warrant holder exercised warrants to purchase 15,000 shares of the Company’s common stock and paid the aggregate exercise price of $30,000 ($2.00) per share. The shares underlying the warrants were registered on a Form S-3 registration statement.

On January 22, 2021, the Company issued an aggregate of 185,000 shares of restricted common stock to various consultants in consideration for investor relations related services.

On February 4, 2021, the Company issued an aggregate of 50,000 shares of restricted common stock to a consultant in consideration for investor relations related services.

On March 31, 2021, the Company issued 17,500 shares of common stock to an employee for services rendered.

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

Issuer Purchases of Equity Securities

During the years ended February 28, 2021 and February 29, 2020, there were no repurchases of the Company’s common stock by the Company.

Description of Common Stock

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share and 100,000,000 shares of preferred stock, $0.00001 par value per share.

The following summary of certain provisions of our common stock does not purport to be complete. You should refer to our Articles of Incorporation (as amended) and our Bylaws (as amended), both of which have been filed with the SEC, and have been incorporated by reference as exhibits to this Report. The summary below is also qualified by provisions of applicable law.

Each share of our common stock is entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by our board of directors. No holder of any shares of our common stock has a pre-emptive right to subscribe for any of our securities, nor are any shares of our common stock subject to redemption or convertible into other securities. Upon liquidation, dissolution or winding-up of the Company, and after payment to our creditors and preferred stockholders, if any, our assets will be divided pro rata on a share-for-share basis among the holders of our common stock. Each share of our common stock is entitled to one vote on all stockholder matters. Shares of our common stock do not possess any cumulative voting rights.

The presence of the persons entitled to vote of 33 1/3% of the outstanding voting shares on a matter before the stockholders constitutes the quorum necessary for the consideration of the matter at a stockholders’ meeting.

Except as otherwise required by law, the Articles of Incorporation, or any certificate of designations, (i) at all meetings of stockholders for the election of directors, a plurality of votes cast are sufficient to elect such directors; (ii) any other action taken by stockholders are be valid and binding upon the Company if the number of votes cast in favor of the action exceeds the number of votes cast in opposition to the action, at a meeting at which a quorum is present, except that adoption, amendment or repeal of the Bylaws by stockholders requires the vote of a majority of the shares entitled to vote; and (iii) broker non-votes and abstentions are considered for purposes of establishing a quorum but not considered as votes cast for or against a proposal or director nominee. Each stockholder has one vote for every share of stock having voting rights registered in his or her name, except as otherwise provided in any preferred stock designation setting forth the right of preferred stock stockholders.

The common stock does not have cumulative voting rights, which means that the holders of 51% of the common stock voting for election of directors can elect 100% of our directors if they choose to do so.

Description of Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our board of directors prior to the issuance of any shares thereof. Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of preferred stock as may be adopted from time to time by the board of directors prior to the issuance of any shares thereof.

The powers, preferences and relative, participating, optional and other special rights of each class or series of preferred stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding.

Series A Convertible Preferred Stock

The holders of record of shares of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of the stockholders of the Company and are entitled to one hundred (100) votes for each share of Series A Preferred Stock. Each share of Series A Preferred Stock is redeemable at $1.00 per share. The Series A Preferred Stock is entitled to a 10% annual dividend, payable as, when and if, declared by the board of directors, payable on the first day of April, July, October and January.

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
(a) $62.50 per share; or
(b) at the lowest price the Company has issued stock as part of a financing.
●	convert all or part of such holder’s shares (excluding any shares issued pursuant to conversion of unpaid dividends) into debt obligations of the Company, secured by a security interest in all of the assets of the Company and its subsidiaries, at a rate of $62.50 of debt for each share of Series A Preferred Stock.

In the event of any liquidation, dissolution or winding up of this Company, either voluntary or involuntary (any of the foregoing, a “liquidation”), holders of Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of this Company to the holders of the common Stock or any other series of preferred stock by reason of their ownership thereof an amount per share equal to $1.00 for each share (as adjusted for any stock dividends, combinations or splits with respect to such shares) of Series A Preferred Stock held by each such holder, plus the amount of accrued and unpaid dividends thereon (whether or not declared) from the beginning of the dividend period in which the liquidation occurred to the date of liquidation. Additionally, each holder of Series A Preferred Stock holds a security interest in substantially all of our assets in order to secure our obligations in connection with such Series A Preferred Stock.

On July 9, 2013, the Company amended the Certificate of Designations for the Company’s Series A Preferred Stock to allow for conversion into Series C Preferred stock to grant to a holder of the Series A Preferred Stock the option to:

●           elect to convert all or any part of such holder’s shares of Series A Preferred Stock into shares of the Company’s Series C Convertible Preferred Stock, par value $0.00001 per share (which has since been withdrawn and is no longer designated), at a conversion rate of five (5) shares of Series A Preferred Stock for every one (1) share of Series C Preferred Stock; or to allow conversion into common stock at the lowest price the Company has issued stock as part of a financing to include all financings such as new debt and equity financing and stock issuances as well as existing debt conversions into stock.

On February 28, 2014, the Company’s Series A Preferred Stock stockholders agreed to authorize a change to the Certificate of Designations of the Series A Preferred Stock to lock the conversion price to the lower of (a) a fixed price of $2.50 per share; and (b) the lowest price the Company has issued stock as part of a financing after January 1, 2006.

Except for transfers to family members, or trusts for the benefit of Series A Preferred Stock holders, no holder of Series A Preferred Stock is able to transfer his/her/its shares of Series A Preferred Stock.

There are currently no shares of Series A Preferred Stock issued or outstanding.

Series B Convertible Preferred Stock

In connection with the Axion Exchange Agreement, Monaker filed a certificate of designation of its Series B Convertible Preferred Stock with the Secretary of State of Nevada on November 13, 2020, which was amended and restated by an amended and restated certificate of designation of its Series B Convertible Preferred Stock, filed with the Secretary of State of Nevada on January 8, 2021 (as amended and restated, the “Series B Designation”). The Series B Designation designated 10,000,000 shares of Series B Preferred Stock, $0.00001 par value per share (“Series B Preferred Stock”). The Series B Preferred Stock has the following rights:

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

Conversion Rights. Each share of Series B Preferred Stock is automatically convertible on the Approval Date (defined below), into 0.74177 shares of common stock. For the purposes of the following sentence:

●

“Approval Date” means the later of (a) the fifth business day after the approval by Monaker’s stockholders of the Axion Preferred Conversion; (b) the business day that the Company has affected a reverse stock split of its outstanding common stock subsequent to the approval by Monaker’s stockholders of the Axion Preferred Conversion, to the extent such reverse stock split is deemed necessary by a Majority In Interest (defined below); (c) the date that NASDAQ has approved the continued listing of the Company’s common stock on NASDAQ following the closing of the HotPlay Share Exchange; and (d) the closing of the HotPlay Share Exchange.

●	“Majority In Interest” means holders holding a majority of the then aggregate shares of Series B Preferred Stock issued and outstanding or the majority of the then aggregate shares of Series C Preferred Stock issued and outstanding, depending on which class of preferred stock holders are approving such matter.

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

(e)       Issuing any shares of Series C Preferred Stock other than pursuant to the A&R Axion Exchange Agreement;

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

Redemption Rights. The Series C Preferred Stock does not have any redemption rights.

Anti-Takeover Provisions Under the Nevada Revised Statutes

Certain provisions of Nevada law, and our Articles of Incorporation and our Bylaws, each as amended and subject, where applicable as described below, our opting out of certain provisions of Nevada law, contain provisions that could make the following transactions more difficult: acquisition of us by means of a tender offer; acquisition of us by means of a proxy contest or otherwise; or removal of our incumbent officers and directors. It is possible that these provisions could make it more difficult to accomplish or could deter transactions that stockholders may otherwise consider to be in their best interest or in our best interests, including transactions that might result in a premium over the market price for our shares.

These provisions, summarized below, are expected to discourage coercive takeover practices and inadequate takeover bids. These provisions are also designed to encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection of our potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging these proposals because negotiation of these proposals could result in an improvement of their terms.

Business Combinations

Sections 78.411 to 78.444 of the Nevada revised statues (the “NRS”) prohibit a Nevada corporation from engaging in a “combination” with an “interested stockholder” for three years following the date that such person becomes an interested stockholder and place certain restrictions on such combinations even after the expiration of the three-year period. With certain exceptions, an interested stockholder is a person or group that owns 10% or more of the corporation’s outstanding voting power (including stock with respect to which the person has voting rights and any rights to acquire stock pursuant to an option, warrant, agreement, arrangement, or understanding or upon the exercise of conversion or exchange rights) or is an affiliate or associate of the corporation and was the owner of 10% or more of such voting stock at any time within the previous three years.

A Nevada corporation may elect not to be governed by Sections 78.411 to 78.444 by a provision in its Articles of Incorporation. We have such a provision in our Articles of Incorporation, as amended, pursuant to which we have elected to opt out of Sections 78.411 to 78.444; therefore, these sections do not apply to us.

Control Shares

Nevada law also seeks to impede “unfriendly” corporate takeovers by providing in Sections 78.378 to 78.3793 of the NRS that an “acquiring person” shall only obtain voting rights in the “control shares” purchased by such person to the extent approved by the other stockholders at a meeting. With certain exceptions, an acquiring person is one who acquires or offers to acquire a “controlling interest” in the corporation, defined as one-fifth or more of the voting power. Control shares include not only shares acquired or offered to be acquired in connection with the acquisition of a controlling interest, but also all shares acquired by the acquiring person within the preceding 90 days. The statute covers not only the acquiring person but also any persons acting in association with the acquiring person.

A Nevada corporation may elect to opt out of the provisions of Sections 78.378 to 78.3793 of the NRS. We have no provision in our Articles of Incorporation pursuant to which we have elected to opt out of Sections 78.378 to 78.3793; therefore, these sections do not apply to us.

Removal of Directors

Section 78.335 of the NRS provides that 2/3rds of the voting power of the issued and outstanding shares of the Company are required to remove a director from office. As such, it may be more difficult for stockholders to remove directors due to the fact the NRS requires greater than majority approval of the stockholders for such removal.

Undesignated Preferred Stock

The ability to authorize undesignated preferred stock pursuant to our Articles of Incorporation, as amended, will make it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us. These and other provisions may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company.

Item 6. Selected Financial Data

A registrant such as the Company, that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the disclosures under “Item 1A. Risk Factors”, above for additional discussion of such risks.

Growth Opportunities and Trends

Our ability to further grow our travel revenue will depend largely on increasing the number of distributors and suppliers, number of units, and revenue per listing for our Booking Engine; increasing the number of subscriptions on our NextTrip Business platform, and increasing the number and dollar value of our bookings in our leisure product.

Our achievement of these objectives will further depend on our ability to successfully enable more online bookable listings. Achieving growth in the number of distributors and the number of listings involves our ability to (i) increase our listing renewal rates, (ii) reach new distributors, property managers and owners through marketing activities, and/or (iii) obtain new listings through geographic expansion, strategic acquisitions, or investments. Increasing revenue per listing and revenue from other products and services will involve our ability to successfully drive more bookings and to successfully introduce new products to our marketplace.

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

Novel Coronavirus (COVID-19)

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

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict at this time. The pandemic could continue to impede global economic activity for an extended period of time, even as restrictions are being lifted in many jurisdictions (including the United States) and vaccines are being made available, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fiscal 2022 financial results relating to our operations, we anticipate an increase in year-over-year revenue as compared to fiscal year 2021 ended February 28, 2021. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is constantly changing and impossible to predict currently. Separately, our capital requirements may increase in the near term and long-term due to the impact of the COVID 19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

As a result of the above, in the event the HotPlay Share Exchange described above does not close timely, if at all, and/or if the HotPlay Share Exchange is terminated, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

Recent Significant Funding Transactions

●

On November 23, 2020, the Company borrowed $3.5 million from Streeterville and in March 2021, the Company borrowed an additional $8.4 million from Streeterville. On May 26, 2021, Streeterville funded an additional $1.4 million to the Company.

●

On September 1, 2020, September 18, 2020, September 30, 2020, on or around November 2, 2020, and on November 24, 2020, and on around December 28, 2020 and on and around January 6, 2021 HotPlay advanced Monaker $300,000, $700,000, $1,000,000, $400,000, $100,000, $450,000, $50,000 respectively, under the terms of the HotPlay Exchange Agreement. On March 16, 2021, March 19, 2021, and April 15, 2021, HotPlay loaned the Company $9 million, $1 million and $2 million, respectively. The loans were made pursuant to the terms of the HotPlay Exchange Agreement and were evidenced by Convertible Promissory Notes dated effective March 16, 2021, March 19, 2021, and April 15, 2021, in the amount of $9,000,000, $1,000,000, and $2,000,000 respectively. The advances were evidenced by HotPlay Convertible Notes in the amount of each advance, and an effective date as of the date of each advance. The HotPlay Convertible Notes totaled $3.0 million as of February 28, 2021 and $15 million as of the date of this Report.

●	On December 29, 2020, the Company engaged Kingswood Capital and Aegis Capital Corp. as underwriters for a public offering of 3,080,000 shares of common stock with an offering price of $2.50. The offering was fully subscribed, and the Company received $7,700,000. On January 13, 2021, the underwriters exercised their option and sold the additional 462,000 shares at $2.50 per share. The Company received $1,155,000 in connection with the over-allotment exercise.

●	On May 13, 2021, the Company sold an aggregate of 3,714,500 shares of common stock in a public offering with an offering price of $2.50. The offering was fully subscribed, and the representative of the underwriters, Kingswood, exercised its over-allotment option in full. The Company received approximately $8.5 million as a result of the offering.

Additionally, we were significantly dependent during the year ended February 28, 2021, on funds provided by our Chairman, as described in greater detail under “Item 8. Financial Statements and Supplementary Data” – “Note 10 – Related Party Promissory Notes and Transactions”.

Key Financial Highlights

Key financial highlights for the fiscal year ended (FYE) February 28, 2021 include the following:

●	Travel and commission revenues were $48,338, compared to $441,769 for the FYE February 29, 2020, a decrease of 89.1%;

●	Net loss attributable to the consolidated group was approximately $16.5 million, or $(1.12) per basic and diluted share for the FYE February 28, 2021, compared to a net loss of approximately $9.5 million or $(0.80) per basic and diluted share for the FYE February 29, 2020;

●	Cash used in operating activities was approximately $7.4 million for the FYE February 28, 2021, compared to cash used in operating activities of approximately $4.9 million for the FYE February 29, 2020;

●	Cash used in investing activities was approximately $2.2 million for the FYE February 28, 2021 compared to cash provided in investing activities of approximately $1.8 million for the FYE February 29, 2020;

●	Cash provided by financing investing activities was approximately $12.3 million for the FYE February 28, 2021 compared to cash provided by financing activities of approximately $3.3 million for the FYE February 29, 2020;

●	There was a net increase in cash of approximately $2,478,482 for the FYE February 28, 2021, compared to an increase in cash of approximately $129,527 for the FYE February 29, 2020; and

●	Cash and cash equivalents as of February 28, 2021 was approximately $2,640,988.

RESULTS OF OPERATIONS

Results of Operations for the Fiscal Year Ended February 28, 2021 Compared to the Fiscal Year Ended February 29, 2020

Revenues

Total travel and commission revenues decreased 89.1% to $48,338 for the fiscal year ended (FYE) February 28, 2021, compared to $441,769 for the FYE February 29, 2020, a decrease of $393,431. The decrease is mainly attributable to COVID-19 and its impact on the travel industry which was felt due to many international locations not being open for travel and tourism, cruise lines not operating, general travel restrictions as well as stay-at-home orders for most of the world.

Cost of Revenues

We had cost of revenues of $43,204 for the year ended February 28, 2021, compared to $352,963 for the year ended February 29, 2020, which decreased similarly to the decrease in revenues over the same period driven mainly by the impacts of COVID-19.

Operating Expenses

Our operating expenses, including technology and development, salaries and benefits, selling and promotion, amortization of intangibles and general and administrative expenses, increased 32.3% to $7,974,383 for the FYE February 28, 2021, compared to $6,056,421 for the fiscal year ended February 29, 2020, an increase of $1,917,962. The increase in operating expenses were driven by a $924,901 increase in general and administrative expenses, primarily due to an increase in Professional Legal fees of approximately $1,070,216 related to the IDS and Axion matters; an increase in salaries and benefits of $990,886; an increase in selling and promotion expense of $326,303; and an increase in stock-based compensation of $256,332 and an increase of $211,510 in depreciation and amortization which were partially offset by a $791,970 decrease in technology and development expenses.

Other Income (Expenses)

Other income/(expense) includes gain on sale of assets, valuation gain/(loss), interest expense, loss on legal settlement, contract settlement expenses, realized gain/(loss) on sale of unconsolidated affiliates and non-controlling interest in consolidated affiliates. Total other expenses increased to $8,539,405 for FYE February 28, 2021, as compared to $3,487,071 for FYE February 29, 2020 or a change of $5,052,334. The increased expenses were mainly due to $551,763 of realized losses on the sale of unconsolidated affiliates for the FYE of February 28, 2021 as compared to realized gains on the sale of unconsolidated affiliates of $1,984,870 for the FYE February 28, 2020, or a decrease of $2,536,633, which was mainly related to the sale of Verus and Recruiter holdings securities. Additionally, the Company recorded an impairment of the intangible asset related to IDS of $2,070,000 for the FYE February 28, 2021, due to the settlement of the prior pending legal matter with IDS.

Net Income/Loss

We had net loss of $16,508,665 for the FYE February 28, 2021, compared to net loss of $9,454,686 for the FYE February 29, 2020, an increase in net loss of $7,053,969 from the prior period. The increased loss is primarily attributed to an increase of $2,001,634 in operating (loss) and an increase in other (expense) of $5,052,334 for the reasons described above.

 Contractual Obligations

The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2022	FYE 2023	Totals
Office Leases	$75,094	$209,629	$284,723
Insurance and Other	55,916	55,916	111,832
Totals	$131,010	$265,545	$396,555

Liquidity and Capital Resources

On February 28, 2021, we had $2,640,988 of cash on-hand which was an increase of $2,478,482 from $162,506 at February 29, 2020. The increase in cash on hand was mainly attributed to net proceeds received from financing activities of $11,991,438, which was partially offset by cash used for operating expenses of $7,356,215 and cash used by investing activities of $2,156,740.

As of February 28, 2021, the Company had total current liabilities of $6,835,072, consisting mainly of notes payable in the form of a Note Purchase Agreement with Streeterville Capital LLC of $2,260,000 and convertible notes payable to HotPlay of $3,000,000, as well as Accounts Payable and Accrued Expenses of $1,793,239. We anticipate that we will satisfy these amounts from proceeds derived from equity sales, sales of marketable securities, financing, cash on hand and revenue generated from sales.

As of February 28, 2021, we had $26.0 million in total assets, $6.8 million in total liabilities, working capital of $6.1 million and a total accumulated deficit of $132.3 million.

Net cash used in operating activities increased to $7,356,216 for the FYE February 28, 2021, compared to $4,937,697 of cash used in operating activities during the FYE February 29, 2020. The increase was mainly the result of the Company’s net loss from operations, payments relating to prepaid expenses for software, licenses and games along with increases in other current assets.

Net cash used in investing activities decreased to $2,156,740 for the FYE February 28, 2021 as compared to net cash provided by investing activities of $1,781,491 for FYE February 29, 2020. The decrease can be attributed mainly to cash used for the purchase of intangible assets related to the business acquisition of Longroot, Inc., a decrease in proceeds from the sale of unconsolidated affiliates related to the Verus and Recruiter holdings, and payments related to website development costs.

Net cash provided by financing activities increased to $11,991,438 for the FYE February 28, 2021, compared to $3,285,733 for the FYE February 29, 2020. The increase was primarily due to funds received from the sale of common stock and net cash provided by promissory notes activity.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, which merged with National Bank of Commerce, which continued as the surviving entity, on July 8, 2019 (“National Bank”). The revolving line of credit has been amended various times to date, and on May 7, 2020, we entered a new Promissory Note with National Bank (“New Note”) in connection with the line of credit. The New Note replaced a prior promissory Note we had in place with National Bank in connection with our $1,200,000 revolving line of credit and extended the due date of the prior Note from June 30, 2020 to December 31, 2020. The New Note also amended the interest rate of the prior Note to provide that amounts due under the New Note accrue interest at the rate of prime plus 3% (which rate is currently 6.25%)(the interest rate of the prior Note was prime plus 1%), subject to a floor of 4.5%, which interest is payable monthly in arrears. The New Note may be prepaid at any time without penalty. The New Note contains standard and customary events of default. On December 1, 2020 the company paid off the full balance of the New Note of $1,192,746.

Additional information regarding our notes payable, notes receivable, investments in equity instruments, acquisitions and dispositions and line of credit can be found under “Item 8. Financial Statements and Supplementary Data” – “Note 4 – Notes Receivable”; “Note 10 – Related Party Promissory Notes and Transactions”, “Note 5 – Investment in Equity Instruments”, “Note 6 – Acquisitions and Dispositions”, “Note 8 – Line of Credit”; and “Note 17 – Subsequent Events”.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $600,000, exclusive of capital expenditures. We anticipate funds raised through the May 2021 underwritten offering and funds borrowed from Streeterville, will be sufficient to provide us working capital through the closing of the HotPlay Share Exchange. In the event the HotPlay Share Exchange does not close on a timely basis or the HotPlay Share Exchange is terminated, we anticipate requiring additional funding, because our projected cash generated from operations is not sufficient to meet our cash needs for working capital and capital expenditures, and if such additional funds are required, management intends to seek additional equity or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses, or to increase our ownership of Axion or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

We will need substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. As of February 28, 2021, we had approximately $6.8 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Our significant accounting policies are described in “Item 8. Financial Statements and Supplementary Data” – “Note 1 – Description of Business and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements.

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

We generate our travel revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world. We also generate revenue from commissions on bookings and sales of ancillary products and services. We generate revenue in the form of commissions from the sale of cryptocurrency offerings which are recognized at the time funds are raised.

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

Most of the businesses we have acquired did not have a significant amount of tangible assets. We typically identified the following identifiable intangible assets in each acquisition: trade name, licenses, customer relationships and internal software. In making certain assumptions on valuation and useful lives, we considered the unique nature of each acquired asset.

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

Goodwill and indefinite-lived intangible assets, such as certain trade names and licenses, are not amortized and are subject to annual impairment tests during the fourth quarter, or whenever events or circumstances indicate impairment may have occurred. For goodwill and indefinite lived intangible assets, we complete a quantitative analysis that compares the fair value of our reporting unit or indefinite-lived intangible assets to the carrying amounts, and an impairment loss is recognized equivalent to the excess of the carrying amount over the fair value.

Accounts Receivable

We extend credit to our customers in the normal course of business. Further, we regularly review outstanding receivables, and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established loss reserves, we make judgments regarding our customers’ ability to make required payments, economic events, and other factors. As the financial condition of these parties’ change, circumstances develop or additional information becomes available, and adjustments to the allowance for doubtful accounts may be required. We maintain reserves for potential credit losses, and such losses traditionally have been within our expectations. As of February 28, 2021, and February 29, 2020, we had $0 and $0 of accounts receivable, respectively. Our allowance for doubtful accounts was $0 as of February 28, 2021.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification 360-10, “Property, Plant and Equipment”, we periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. As of February 28, 2021, we had not impaired any long-lived assets.

Website Development Costs

We account for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized subject to straight-line amortization over a three-year period and costs incurred in the day-to-day operation of the website are expensed as incurred.

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

When we determine that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flow, we record an impairment charge. We measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. We evaluated the remaining useful life of the intangibles and wrote-down the intellectual property assets related to IDS in the amount of $2,070,000, during the year ended February 28, 2021, but had no write-downs or impairments for the fiscal year ended February 29, 2020.

Intellectual properties that have finite useful lives are amortized over their useful lives. We incurred amortization expense of $210,507 and $293,804 for the years ended February 28, 2021 and February 29, 2020, respectively, which is included in operating expenses.

Convertible promissory notes

Upon issuance of convertible promissory senior notes, we separated the notes into liability and equity components. We record debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the notes. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not re-measured if it continues to qualify for equity classification. The balance of convertible promissory senior notes, as of February 28, 2021 and February 29, 2020, was $3,000,000 and $0, respectively.

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

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of our common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of our common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

We have adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2021, the Company’s income tax returns for tax years ending February 29, 2020, February 28, 2019, 2018, 2017, February 29, 2016, February 28, 2015, and 2014 remain potentially subject to audit by the taxing authorities.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Monaker Group, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Monaker Group, Inc (“the Company”), as of February 28, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2021, and the consolidated results of its operations and its cash flows for the year ended February 28, 2021, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements and going concern assessment of critical audit matter below, the Company has suffered recurring losses from operations and has stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgement. The communication of a critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern Assessment

As described in Note 2 to the financial statements, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated sufficient income to sustain its operations. For the year ended February 28, 2021, the Company incurred net losses of USD 16.5 million and used the net cash in operating activities of USD 7.4 million. As of February 28, 2021, the accumulated deficit amounted to USD 132.3 million.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management related to the Company’s ability to raise funds and continue operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the issuance of additional equity and debt securities by the Company subsequent to the year end.

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

June 7, 2021

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company’s auditor since 2019

Sugar Land, Texas

May 29, 2020

Monaker Group, Inc.

Consolidated Balance Sheet

	As of
	February 28, 2021	February 29, 2020
Assets
Current Assets
Cash	$2,640,988	$162,506
Prepaid expenses and other current assets	1,864,279	334,995
Investment in unconsolidated affiliates - short-term	264,884	979,954
Security Deposits	258,296	53,279
Notes Receivable, related parties	7,657,024	—
Other Receivable, related parties	216,647	—
Note Receivable, net	—	37,500
Total current assets	12,902,118	1,568,234

Non-current Assets
Investment in unconsolidated affiliates – long term	4,912,111	1,849,077
Website development costs and intangible assets, net	8,081,718	6,712,547
Fixed Assets, net	101,573	19,664
Operating lease right-of-use asset	—	76,762
Total assets	$25,997,520	$10,226,284

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit & Notes Payable, net	$1,807,462	$1,192,716
Convertible Notes Payable, related parties	3,000,000	—
Accounts payable and accrued expenses	1,793,239	833,679
Other current liabilities	234,372	400,692
Operating lease liability	—	76,762
Revolving promissory notes, related party	—	1,575,000
Total current liabilities	6,835,073	4,078,849

Total liabilities	6,835,073	4,078,849

Commitments and Contingencies

Stockholders’ equity
Series A Preferred Stock, $0.01 par value; 3,000,000 authorized; no shares issued and outstanding at February 28, 2021 and February 29, 2020	—	—
Series B Preferred Stock, $0.00001 par value; 10,000,000 authorized; 10,000,000 and 0 shares issued and outstanding at February 28, 2021 and February 29, 2020, respectively	100	—
Series C Preferred Stock, $0.00001 par value; 3,828,500 authorized; 3,828,500 and 0 shares issued and outstanding at February 28, 2021 and February 29, 2020, respectively	38	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 18,765,839 and 13,069,339 shares issued and outstanding at February 28, 2021 and February 29, 2020, respectively	187	131
Additional paid-in-capital	151,427,224	122,000,201

Currency Translation	53,712	—
Accumulated deficit	(132,340,979)	(115,852,897)
Stockholders’ equity attributable to parent	19,140,282	6,147,435
Non-Controlling Interest	22,165	—
Total stockholders’ equity	$19,162,447	$6,147,435
Total liabilities and total stockholders’ equity	$25,997,520	$10,226,284

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the years ended
	February 28,	February 29,
	2021	2020
Revenues
Travel revenues	$48,338	$441,769
Gross revenues	48,338	441,769

Cost of revenues	(43,204)	(352,963)
Gross profit	5,134	88,806

Operating expenses
General and administrative	2,939,655	2,014,753
Salaries and benefits	2,776,748	1,785,862
Technology and development	655,667	1,447,637
Stock-based compensation	633,713	377,381
Selling and promotions expense	461,606	135,303
Depreciation and Amortization	506,995	295,485
Total operating expenses	7,974,384	6,056,421

Operating loss	(7,969,250)	(5,967,615)

Other income (expense)
Valuation (loss) gain, net	(5,851,149)	(5,267,208)
Interest expense	(392,749)	(164,177)
Contract and legal settlement expenses	—	(75,000)
Realized gain/(loss) on sale of unconsolidated affiliates	(551,763)	1,984,870
Other income/(expense), net	326,256	34,444
Impairment of Intangible Asset	(2,070,000)	—
Total other (expense)	(8,539,405)	(3,487,071)

Net (loss)	$(16,508,655)	$(9,454,686)
Share of non-controlling interest	4,616	—
Net (loss) attributable to parent	$(16,504,039)	$(9,454,686)

Other comprehensive (loss) income:
Foreign currency translation gain	$53,712	$—
Total other comprehensive gain	$53,712	$—
Comprehensive loss	$(16,450,327)	$(9,454,686)

Weighted average number of common shares outstanding
Basic	14,728,741	11,773,633
Diluted	14,728,741	11,773,633

Basic net (loss) per share	$(1.12)	$(0.80)

Diluted net (loss) per share	$(1.12)	$(0.80)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities:
Net (loss)	$(16,504,039)	$(9,454,686)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization and depreciation	193,534	295,485
Amortization of debt issuance costs	313,462
Stock based compensation	577,197	706,957
Valuation loss on unconsolidated affiliates	5,851,149	-
Realized (gain)/loss on sale of unconsolidated affiliates	551,763	(1,984,870)
Unrealized (gain)/loss on sales of unconsolidated affiliates	—	5,267,208
Allowance for bad debt	37,500	—
Impairment of Intangible Asset	2,070,000	—
Shares issued for services	1,176,421	—
(Gain)/Loss on Currency Translation	53,712	—
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses and other current assets	(1,877,172)	(264,962)
Increase/(decrease) in accounts payable and accrued expenses	(76,762)	141,296
Increase/(Decrease) in other current liabilities	277,019	355,875

Net cash used in operating activities	$(7,356,216)	$(4,937,697)

Cash flows from investing activities:
Purchase of Furniture, Fixture and Equipment	(90,710)	(21,345)
Payment related to website development costs and intangible assets	(1,213,738)	(144,534)
Proceeds from sale of unconsolidated affiliates	521,245	1,984,870
Payments for business acquisition	(1,373,537)	—
Payment for note receivable, related parties	—	(37,500)

Net cash (used in) / provided by investing activities	$(2,156,740)	$1,781,491

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	10,015,154	1,785,930
Proceeds from exercise of common stock warrants	250,000	275,087
Proceeds from notes payable	3,870,000	(284)
Payments for line of credit and notes payable	(2,802,716)	—
Payment of debt issuance costs	(766,000)	—
Proceeds from promissory notes, related parties	3,000,000	1,225,000
Payments for promissory notes, related parties	(1,575,000)	—
Net cash provided by financing activities	$11,991,438	$3,285,733

Net increase in cash	$2,478,482	$129,527

Cash at beginning of year	$162,506	$32,979

Cash at end of year	$2,640,988	$162,506

Supplemental disclosure:
Cash paid for interest	$392,749	$164,177

Supplemental disclosure of non-cash investing and financing activity:
Shares issued for intellectual property purchase	$—	$4,920,000
Shares issued for investments	16,929,145	—

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.
Consolidated Statements of Stockholders’ Equity
For the years ended February 28, 2021 and February 29, 2020

	Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Stockholders	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity	Interests	Equity

Balances, February 28, 2019	—	—	—	—	9,590,956	$96	$114,265,762	$(106,398,211)	—	$7,867,647	$—	$7,867,647

Common stock issued for cash	—	—	—	—	1,000,500	$10	1,785,920	—	—	1,785,930	—	1,785,930
Warrants Exercised	—	—	—	—	122,350	$1	275,086	—	—	275,087	—	275,087
Stock issued for stock compensation	—	—	—	—	188,533	$1	302,305	—	—	302,307	—	302,307
Shares issued for Investor Relations	—	—	—	—	174,000	$2	404,648	—	—	404,650	—	404,650
Shares issued for Intangible Assets	—	—	—	—	1,968,000	$20	4,919,980	—	—	4,920,000	—	4,920,000
Shares issued for marketing services	—	—	—	—	25,000	$—	46,500	—	—	46,500	—	46,500
Net income (loss)	—	—	—	—	—	$—	—	(9,454,686)	—	$(9,454,686)	—	(9,454,686)
Balances, February 29, 2020	—	—	—	—	13,069,339	$131	$122,000,201	$(115,852,897)	—	$6,147,435	$—	$6,147,435

Common stock issued for cash	—	—	—	—	4,542,000	$45	$10,015,109	$—	—	$10,015,154	$—	$10,015,154
Warrants Exercised					125,000	$1	$249,999	$—	—	$250,000		$250,000
Shares issued for stock compensation	—	—	—	—	255,000	$2	$577,195	$—	—	$577,197	$—	$577,197
Shares issued for Investor Relations	—	—	—	—	460,000	$5	$978,391	$—	—	$978,396	$—	$978,396
Shares issued for marketing services	—	—	—	—	114,500	$1	$249,324	$—	—	$249,325	$—	$249,325
Shares issued for business acquistion	—	—	—	—	200,000	$2	$427,998	$—	—	$428,000	$—	$428,000
Shares issued for Investment in Affiliate	10,000,000	$100	3,828,500	$38	—	$—	$16,929,007	$—	—	$16,929,145	$—	$16,929,145
Minority interest acquired for business combination and others								$15,957		$15,957	$26,781	$42,738
Currency translation							$—		$53,712	$53,712		$53,712
Net (loss)	—	$—	—	$—	—	$—	$—	$(16,504,039)		$(16,504,039)	$(4,616)	$(16,508,655)
Balances, February 28, 2021	10,000,000	$100	3,828,500	$38	$18,765,839	$187	$151,427,224	$(132,340,979)	$53,712	$19,140,282	$22,165	$19,162,447

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.
Notes to the Consolidated Financial Statements
February 28, 2021 and February 29, 2020

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and consolidated financial position. Significant items subject to estimates and assumptions include the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, the valuation of stock options and deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at February 28, 2021 and February 29, 2020.

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

Fixed Assets

The Company purchases computers, laptops, furniture and fixture. The computers and laptops are recorded as fixed assets with a useful life of 3 years. The furniture and fixture are recorded as a fixed asset with a useful life of 5 years. Straight-line depreciation is used for all fixed assets.

Business Combination

The Company uses the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the closing date. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $210,507 and $293,804 during the years ended February 28, 2021 and February 29, 2020, respectively.

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

Foreign Currency Translation

The Company prepares the financial statements of its foreign subsidiaries using the local currency as the functional currency. The assets and liabilities of the Company’s foreign subsidiaries are translated in to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholder’s equity through other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

Income and expenses are translated at the average monthly rates of exchange. The Company includes realized gains and losses from foreign currency transactions in other income (expense), net in the consolidated statements of net and comprehensive loss.

The effect of foreign currency translation on cash and cash equivalents is reflected in cash flows from operating activities on the consolidated statements of cash flows.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to determine the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial period result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial period result in the application of non-cash derivative income.

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

We generate our revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world. We also generate revenue from commissions on bookings and sales of ancillary products and services, where any commissions received was insignificant.

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized as revenue at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

Cost of Revenue

Cost of revenue consists of cost of the tours and activities, transactions and merchant fees charged by credit card processors.

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses.

Advertising Expense

Advertising costs are charged to expense as incurred and are included in selling and promotions expense in the accompanying consolidated financial statements. Advertising expense for the years ended February 28, 2021 and February 29, 2020, was $461,606 and $135,303, respectively.

Stock Based Compensation

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2021, the Company’s income tax returns for tax years ending February 29, 2020, February 28, 2019, 2018, 2017, February 29, 2016, February 28, 2015, and 2014 remain potentially subject to audit by the taxing authorities.

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

Our effective tax rate was 25.5% for the years ended February 28, 2021 and February 29, 2020. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act significantly changed the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we have not incurred additional income tax expense during the February 28, 2021 and February 29, 2020 fiscal year-ends. The Company does not have exposure to tax on accumulated foreign earnings or an exposure from the repeal of foreign tax credits.

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

Recent Accounting Pronouncements

Income Taxes (TOPIC 740): Simplifying the Accounting for Income Taxes

On December 18, 2019, the FASB issued new guidance that simplifies the accounting for income taxes as part of the Board’s overall initiative to reduce complexity in accounting standards. Amendments include the removal of certain exceptions to the general principles of ASC 740, Income taxes. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.

For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.

The Company is assessing the impact of the new guidance. The management anticipates that the adoption of the new guidance will have no significant impact to our financial statements.

Measurement of Credit Losses on Financial Instruments.

In June 2016, the FASB issued new guidance on the measurement of credit losses for financial assets measured at amortized cost, which includes accounts receivable, and available-for-sale debt securities. The new guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This update is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The pronouncement was adopted in the fiscal year ended February 29, 2020 with no impact to our financial statements.

Note 2 - Going Concern

As of February 28, 2021, and February 29, 2020, the Company had an accumulated deficit of $132,340,979 and $115,852,897, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $600,000.

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships and increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from travel products are fully implemented and begin to offset our operating costs. We anticipate obtaining a portion of such funds from HotPlay (defined below), pursuant to the terms of HotPlay Exchange Agreement (defined below), and in the event the HotPlay Exchange Agreement closes. Our failure to close the HotPlay Share Exchange or obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. As of February 28, 2021, we had approximately $6,835,072 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

Management’s plans with regard to this going concern are as follows: the Company plans to work towards closing the HotPlay share exchange, which is subject to certain closing conditions and other requirements, will continue to attempt to raise funds with third parties by way of public or private offerings (similar to the December 2020 underwritten offering and the May 2021 underwritten offering, discussed below under “Note 17 - Subsequent Events”). The Company is working aggressively to increase the viewership of its products by promoting it across other mediums which the Company hopes will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fiscal 2022 financial results relating to our operations, we anticipate an increase in year-over-year revenue as compared to fiscal year 2021 ended February 28, 2021. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is constantly changing and impossible to predict currently.

Separately, our capital requirements may increase in the near term and long-term due to the impact of the COVID-19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

Note 3 – Notable Financial Information

Prepaid Expenses and Other Current Assets

As of February 28, 2021 and February 29, 2020, the Company had prepaid and other current assets of $1,864,279 as compared to $334,995 respectively. The increase of $1,529,284 is mainly driven by $532,950 of Board of Director compensation, $393,260 of annual and perpetual license fees, and $353,357 of business consulting service contracts.

Security Deposits

As of February 28, 2021 and February 29, 2020, the Company had security deposits of $258,296 as compared to $53,279, respectively. The increase of $205,017 is primarily related to a $169,930 deposit for the new corporate office leased space and the $14,234 deposit for the previous Weston leased office.

Other Receivable – Related Parties

The Other Receivable, related parties balance of $216,647 as of February 28, 2021 is associated with the consolidation of Longroot, Inc. following the business acquisition. The balance is comprised mainly of a receivable from True Axion Interactive, Ltd of approximately $99,456 and with HotNow Company Limited of approximately $96,527.

Fixed Assets

As of February 28, 2021 and February 29, 2020, the Company had net fixed assets of $101,573 as compared to $19,664, respectively. The increase of $81,909 is primarily related to additions of office equipment such as computers and monitors of $18,300 and associated programs of $63,550 necessary to support the increased headcount as well as the new leased office space.

Accounts Payable and Accrued Expenses

As of February 28, 2021 and February 29, 2020, the Company had accounts payable and accrued expenses $1,793,239 as compared to $833,679 respectively. The increase of $959,560 is primarily driven by the $450,000 liability to Jason Morton for the final payment of the Longroot acquisition, $400,000 of accrued expense related to William Kerby’s annual bonus, $123,000 of accrued legal expense, $113,438 of accrued stock compensation and $57,690 of accrued marketing and networking expenses.

Note 4 – Notes Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of February 28, 2021 and February 29, 2020 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of February 28, 2019.

$37,500 Promissory Note from Crystal Falls Investments LLC.

On January 13, 2020, we entered a Promissory Note with Crystal Falls Investments LLC. (“Crystal”), a related party, in the amount of $37,500. The Crystal Note bears interest at 12% per year and matured on April 14, 2020. On April 16, 2020 and effective April 14, 2020, a first amendment to the Crystal Note was entered into extend the maturity date to August 14, 2020. All interest and the principal under the Crystal Note are due and payable on the maturity date. The Crystal Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by 2,000,000 shares of Bettwork’s common stock currently held in escrow. The Company has the right to elect at maturity of the Crystal Note to either take payment of the amount due (i) in cash, or (ii) pledged shares, or any combination of cash and shares. The outstanding principal balance of the Crystal Note as of February 28, 2021 and February 29, 2020 is $37,500 and $37,500, respectively.

On September 15, 2020, and effective August 14, 2020, a second amendment to the Crystal Note was entered into between us and Crystal Falls, to extend the maturity date of the Crystal Note to February 14, 2021. An allowance for bad debt of $37,500 (i.e., 100%) was reserved against the Bettwork Note as of February 28, 2021.

Non-current

Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc

On November 21, 2017, we entered into a Purchase Agreement and an addendum thereto (the “Purchase Addendum”) with A-Tech LLC (“A-Tech”) on behalf of its wholly owned subsidiary Parula Village Ltd. (“Parula”) whereby we purchased from A-Tech, through Parula, ownership of 12 parcels of land on Long Caye, Lighthouse Reef, Belize (the “Property”) for 240,000 shares of restricted common stock valued at a total of $1,500,000. As part of the same consideration, A-Tech agreed to construct 12 vacation rental residences on the Property within 270 days of closing of the transaction (the “Construction Obligation”); and the agreement provided that if the vacation rental residences were not completed within the 270 days, Monaker would cancel 12,000 shares, valued at $75,000 (of the previously issued 240,000 shares of restricted common stock) for each residence not completed. Additionally, in the event the average closing price of Monaker’s common stock for the 10 trading days prior to the 90th day after the closing of the transaction was less than $6.25 per share, Monaker was required to issue additional shares of restricted common stock such that the value of the shares issued to A-Tech totaled $1.5 million. On February 20, 2018 (the first business day following the 90th day after the closing), Monaker issued an additional 66,632 shares of common stock valued at $4.80 per share, for a total of $319,834, to meet the 90-day look-back provision for a guaranteed purchase price of $1.5 million. Bettwork and A-Tech share a common principal.

On May 31, 2018, Monaker and Bettwork entered into an agreement whereby Bettwork acquired the ‘right to own’ the Property from the Company in consideration for a Secured Convertible Promissory Note in the amount of $1.6 million (the “Secured Note”). The amount owed under the Secured Note accrues interest at a fluctuating interest rate, based on the prime rate, and is due and payable on May 31, 2020. The repayment of the Secured Note is secured by first priority security interest in the ‘right to own’ and subsequent to the exercise thereof, the Property. Bettwork may prepay the Secured Note at any time, subject to its obligation to provide the Company 15 days prior written notice prior to any prepayment. The Secured Note was convertible into shares of Bettwork’s common stock, at our option, subject to a 9.99% beneficial ownership limitation. The conversion price of the Secured Note was $1.00 per share, unless, prior to the Secured Note being paid in full, Bettwork completed a capital raise or acquisition and issued common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price was to be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 2,133,333 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the Secured Note as of February 28, 2021 and February 29, 2020 is $0 and $0, respectively. A deferred gain liability of $1.6 million had been reserved against the Secured Note on May 31, 2018. Upon the exchange of the note for common stock shares of Bettwork, on July 2, 2018, the deferred gain liability reserve of $1.6 million was reversed and recognized in net income as other income, gain on sales of assets as of February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

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

Bettwork agreed to pay $2.9 million for the assets, payable in the form of a Secured Convertible Promissory Note (the “$2.9 Million Secured Note”). The amount owed under the $2.9 Million Secured Note accrues interest at the rate of (a) six percent per annum until the end of the last day of the month in which the sale occurred; and (b) the greater of (i) six percent per annum and (ii) the prime rate plus 3 3/4% per annum, thereafter through maturity, which maturity date is August 31, 2020, provided that the interest rate increases to twelve percent upon the occurrence of an event of default. As of February 28, 2021 and February 29, 2020, no interest income has been accrued.

Bettwork may prepay the $2.9 Million Secured Note at any time, subject to its obligation to provide us 15 days written notice prior to any prepayment. The $2.9 Million Secured Note is convertible into shares of Bettwork’s common stock, at our option, subject to a 4.99% beneficial ownership limitation (which may be waived by us with at least 61 days prior written notice). The conversion price of the $2.9 Million Secured Note is $1.00 per share (the “Conversion Price”), unless, prior to the $2.9 Million Secured Note being paid in full, Bettwork completes a capital raise or acquisition and issues common stock or common stock equivalents (including, but not limited to convertible securities) with a price per share (as determined in our reasonable discretion) less than the Conversion Price then in effect (each a “Transaction”), at which time the Conversion Price will be adjusted to match such lower pricing structure associated with the Transaction (provided such repricing shall continue to apply to subsequent Transactions which occur prior to the Secured Note being paid in full as well). On July 2, 2018, this promissory note was exchanged for 3,866,667 shares of Bettwork’s common stock at $0.75 per share. The outstanding principal balance of the $2.9 Million Secured Note as of February 28, 2021 and February 29, 2020 is $0 and $0, respectively, and, an allowance of $2,900,000 (i.e., 100%) had been reserved against the $2.9 Million Secured Note upon its inception on August 31, 2017. Upon the exchange of the note into common stock shares of Bettwork on July 2, 2018, the deferred gain liability reserve of $2.9 million was reversed and recognized in net income as other income, gain on sales of assets for the year ended February 28, 2019. Bettwork’s common stock is quoted on the OTC Pink market under the symbol “BETW”.

Note 5 – Investment in Unconsolidated Affiliates

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Verus International, Inc and NestBuilder.com Corp (OTCMKTS: VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of February 28, 2021, and February 29, 2020, Monaker owned 3,845,101 and 61,247,139 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock, respectively. This interest was written down to zero ($0) as of February 28, 2015.

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

On April 10, 2019 and effective on February 8, 2019, we entered into an Inducement Agreement with Verus. Pursuant to the Inducement Agreement, we agreed to amend the designation of the Series A Convertible Preferred Stock of Verus (the “Series A Preferred Stock”)(of which we held 44,470,101 shares of Series A Preferred Stock, which converts into common stock of Verus, and votes on all stockholder matters, on a one-for-one basis, subject to the Ownership Blocker (discussed below)), to remove certain anti-dilution rights described therein; and Verus agreed to issue us 152,029,899 shares of its common stock, following Verus’ planned increase in authorized shares of common stock, pursuant to the anti-dilution rights of that certain Settlement Agreement by and among the Company, Verus, American Stock Transfer & Trust Company, LLC and NestBuilder.com Corp. executed on or about December 22, 2017, as previously disclosed. The designation of the Series A Preferred Stock, as amended, includes a 9.99% beneficial ownership limitation, preventing the Company from converting such Series A Preferred Stock into common stock of Verus (and reducing the voting rights of such preferred stock proportionally), if upon such conversion, the Company, its affiliates and/or any group which it is a part of, would own greater than 9.99% of Verus’ common stock (the “Ownership Blocker”).

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

On February 29, 2020, the Company owned 61,247,139 shares of Verus’s common stock at $0.016 per share valued at $979,954.

During March 2020 and April 2020, the Company sold 3,367,664 and 2,991,929 shares of Verus common stock in the open market for $53,883 and $35,903, respectively.

On January 12, 2021, the Company owned 54,887,546 shares of common stock of Verus when Verus affected a 500 to 1 reverse stock split. The Company held 109,775 shares of Verus common stock after the reverse split.

Between January 13 - 31, 2021, the Company sold in open market transactions 109,775 shares of Verus stock, divesting its holdings in Verus. The divestiture resulted in a decrease in the fair value of such shares of $649,020 for the twelve months ended February 28, 2021. The change in fair value of $649,020 is recognized in realized gain or (loss) in unconsolidated affiliates as other expense as of February 28, 2021.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000 (as described in “Note 4 – Notes Receivable”), evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share, for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

On February 29, 2020, the shares of Bettwork’s common stock held by the Company were trading at $0.25 per share which decreased the fair value of the 6,142,856 remaining shares of Bettwork common stock to $1,535,714 and caused an accumulated fair value loss of $6,081,427 to be realized. The change in fair value of $6,081,427 is recognized in net income (loss) as other income, valuation loss, net, as a valuation loss as of February 29, 2020.

As February 28, 2021, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.09 per share valued at $55,286, which decreased the fair value by $1,480,428 for the fiscal year to date. The change in fair value of $1,480,428 is recognized in net loss as other expense, valuation loss, net for the twelve months ended February 28, 2021.

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

On February 29, 2020, the Company owned 139,273 shares of Recruiter’s common stock compared to 78,137 shares of Recruiter’s common stock as of February 28, 2021. As of February 28, 2021, each share of Recruiter.com’s common stock was valued at $3.39 per share which increased the fair value of the 103,435 shares of Recruiter.com common stock to $350,645 and caused an accumulated fair value gain of $37,282 to be realized. The change in fair value of $37,282 is recognized in net income as other income, valuation loss, net, as a valuation loss as of February 28, 2021.

Acquisition of Axion Shares

The investment in affiliate of $4,856,825 as of February 28, 2021, represents the Company’s acquisition of Axion equity by the transactions contemplated with the Axion Share Exchange Agreement, described in greater detail in “Item 1. Business—Recent Material Events—HotPlay and Axion Share Exchanges”, on November 16, 2020. Pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Axion Stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of newly designated shares of Series B Convertible Preferred Stock of the Company, which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the closing of the HotPlay Share Exchange, into an aggregate of 7,417,700 shares of Monaker common stock. As of February 28, 2021, the value of this investment decreased by $4,415,296 from $9,272,121 to $4,856,825 due to the change in the market price of Axion shares.

Also pursuant to the Axion Share Exchange Agreement, which closed on November 16, 2020, the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024, for 3,828,500 shares of newly designated shares of Series C Convertible Preferred Stock of the Company, which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the approval of such issuances by the stockholders of the Company, on a one-for-one basis. As of February 28, 2021, the values associated with the assumed debt has remained unchanged.

Also pursuant to the Axion Share Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One, to purchase 1,914,250 shares of the Company’s common stock. The Creditor Warrants vest on the later of (a) the date the Series B Preferred Stock and Series C Preferred Stock convert into common stock and the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate. As of February 28, 2021, there has been no activity related to the warrant.

Note 6 – Acquisitions and Dispositions

Purchase of Longroot, Inc.

On November 16, 2020, the Company acquired 100% of Longroot, which in turn owned 57% of Longroot Cayman. Longroot Cayman owns 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

The acquisition was made pursuant to the November 2, 2020 SPA entered into with Dr. Jason Morton, and for certain limited purposes set forth therein, Longroot. Pursuant to the SPA, the Company purchased, 100% of Longroot, in consideration for (a) $1,650,000 in cash; and (b) 200,000 shares of restricted common stock at $2.14 per share for a total value of $428,000 as well as 150,000 shares of restricted common stock at $3.00 per share for a total value of $450,000.

Up to and included in the closing, as part of the cash consideration paid, the Company paid $1,200,000 to Longroot which was used for working capital and other shareholder related acquisition purposes as well as $428,000 of Company stock to complete the purchase. The remaining $900,000 owed to Morton pursuant to the terms of the SPA was payable in three installments of $300,000 each, due on or prior to (i) December 16, 2020 (30 days after the closing), which amount has been paid in full; (ii) March 16, 2021 (120 days after the closing); and (iii) April 15, 2021 (150 days after the closing), of which $150,000 was paid at the same time the first payment was made in December 2020. Pursuant to the SPA in consideration for the $900,000 owed post-closing, Morton received cash payments of $450,000 and elected to receive the remaining $450,000 in shares of common stock of the Company, of which the Company issued 150,000 shares at stock price of $3.00 per share.

On January 5, 2021, the Company, through Longroot, subscribed to purchase an additional 100 shares of Longroot Cayman, in consideration for $1 million. The subscription was made pursuant to certain pre-emptive rights set forth in a shareholders’ agreement entered into between the shareholders of Longroot Cayman, and increased Longroot’s ownership of Longroot Cayman up to 75% (from 57%).

Pursuant to the SPA, Morton agreed not to compete for a period of two years following the closing date, in connection with the operation of an initial coin offering portal in Thailand, subject to customary exceptions. The SPA also contains an indemnification obligation whereby the Company agreed to indemnify and hold Morton harmless against any claims made by Axion or any of its shareholders, directors, officers, agents or representatives against Morton in connection with the SPA or the Company’s purchase of Longroot.

The Company hopes that the access to Longroot Limited’s technology and digital asset capabilities will enable the Company to offer new financing mechanisms and participation options, including in wholesale travel, gaming, and digital advertising.

In accordance with ASC 805, as described in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, the Company has accounted for this business combination utilizing the following values in connection with the purchase of Longroot, Inc.: total consideration to selling shareholder of $2,528,000 (and $2,250,636, net of cash acquired) and the purchase price has been provisionally allocated as follows. The fair value of net assets acquired were $219,940 and an intangible asset (license) of $2,212,702 with the liabilities assumed of $142,983 and minority interest of $39,023. The intangible assets include a license granted by the Thai Securities and Exchange Commission which has an indefinite useful life and therefore is not amortized but will be tested for impairment annually in alignment with the Company’s other intangible asset impairment analysis. The business combination accounting is provisionally complete for all assets and liabilities acquired on the acquisition date and we will continue to evaluate the asset values within the 1-year timeframe as provided in the guidance.

Note 7 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 28, 2021 and February 29, 2020:

February 28, 2021

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value		In-Service Date (Estimate)
Website platform	1.0 years	$400,000		$400,000	$
Contracts, domains, customer lists	2.0 years	1,199,446		1,199,446
Website platform	3.0 years	635,756		635,756
Website development costs	3.0 years	912,416		885,367		27,049
Software development costs	3.0 years	1,431,321		100,492		1,330,829
Trademark & License	Indefinite	2,218,985		—		2,218,985
CIP – IDS Project	3.0 years	5,196,543	2,070,000	—		3,126,543	09/01/2021
Website development costs (not in service)	3.0 years	1,378,312				1,378,312	04/01/2021
		$13,372,779	2,070,000	$3,221,061		8,081,718

Intangible assets with indefinite useful lives, referred to in the table above totaling $2,218,985, are not amortized but are tested for impairment annually in alignment with the Company’s other intangible asset impairment analysis.

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

During the years ended February 29, 2020 and February 28, 2021, the Company purchased a total of $5,196,543 of the intellectual property including an e-commerce platform from IDS, Inc. The cost of purchases was recorded as Capital in Progress (CIP). In addition, The Company incurred $183 in fees to register its trademark and capitalized $48,759 of software development costs.

This capitalization of these costs fall within the scope of ASC 350-50-25-15 wherein costs of upgrades and enhancements should be capitalized as they will result in added functionality of the website.

Intangible assets are amortized on a straight-line basis over their expected useful lives which is estimated to be 3 years. Amortization expense related to website development costs and intangible assets was $210,507 and $293,804 for the years ended February 28, 2021 and February 29, 2020, respectively.

The Based on the carrying value of definite-lived intangible assets as of February 28, 2021, we estimate our amortization expense for the next five years will be as follows:

Amortization
Year Ended February 28,	Expense
2022	$1,423,605
2023	1,970,932
2024	1,857,553
2025	610,643
2026	—
$5,862,733

According to the amendment of the Intellectual Property Purchase Agreement dated May 18, 2021, the Company and IDS, Inc agreed to amend the purchase price of the Intellectual property from $4,920,000 to $2,850,000. As a result, the Company recorded an impairment of $2,070,000 on the Intangible assets related to the IDS Intellectual property, based on its current value in use as of February 28, 2021.

Note 8 – Line of Credit

The National Bank of Commerce (FKA: Republic Bank) Line of Credit

On May 7, 2020, the Company entered a new Promissory Note with National Bank (the “New Note”). The Note replaced a prior promissory note the Company had in place with National Bank and extended the due date of the prior note from June 30, 2020 to December 31, 2020. The New Note also amended the interest rate of the prior note to provide that amounts due under the New Note accrue interest at the rate of prime plus 3% (which rate was 6.25%)(the interest rate of the prior note was prime plus 1%), subject to a floor of 4.5%. The New Note may be prepaid at any time without penalty. The New Note contains standard and customary events of default. On December 1, 2020, the Company repaid the New Note in full according to its terms.

As of February 28, 2021, the principal balance of the note payable was $0.  Interest expense charged to operations relating to this line of credit was $3,313 and $74,858, respectively for the years ended February 28, 2021 and February 29, 2020. The Company has accrued interest as of February 28, 2021 and February 29, 2020 of $-0- and $-0-, respectively.

Note 9 – Notes Payable

Note Purchase Agreement: Streeterville Capital, LLC

On November 23, 2020, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $5,520,000 (the “Streeterville Note”). Streeterville paid consideration of an initial cash purchase price of $3,500,000 for the note and issued the Company a promissory note in the amount of $1,500,000 (the “Investor Note”). The associated debt issuance costs of the note were $370,000 for total amount due $3,870,000. In addition to the $370,000 of debt issuance costs the Company paid $245,000 for advisory fees, giving net proceeds of $3,255,000.

The Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after the date of the note (i.e., on November 23, 2021). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the Streeterville Note, not to exceed $0.8 million if the Investor Note has not been funded and $1.25 million if the Investor Note has been funded. In the event we do not pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the Streeterville Note. Under certain circumstances the Company may defer the redemption payments up to three times, for a duration of 30 days each, provided that upon each such deferral the outstanding balance of the Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the Streeterville Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the Streeterville Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

The November 2020 Streeterville Note provided that if any of the following events had not occurred on or before April 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof (the “April 2021 Note Increase”): (a) HotPlay Enterprise Limited (“HotPlay”) must have become a wholly-owned subsidiary of the Company; (b) during the period beginning on July 21, 2020, and ending on the date that certain Share Exchange Agreement entered into with HotPlay and the HotPlay stockholders dated July 23, 2020, as amended from time to time (the “HotPlay Share Exchange Agreement” and the transactions contemplated therein, the “HotPlay Share Exchange”) is consummated, HotPlay must have raised at least $15,000,000 in cash through equity investments; (c) upon consummation of the HotPlay Share Exchange, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; (d) HotPlay must have become a co-borrower on the November 2020 Streeterville Note; and (e) the Company must have paid off all outstanding debt obligations to the Donald P. Monaco Insurance Trust and National Bank of Commerce, in full (collectively, the “November 2020 Note Transaction Conditions”). To date, the Company has not yet completed the acquisition of HotPlay, and as such, the November 2020 Note Transaction Conditions have not been met.

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

The Investor Note, in the principal amount of $1,500,000, evidences the amount payable by Streeterville to the Company as partial consideration for the acquisition of the Streeterville Note. The Investor Note accrues interest at the rate of 10% per annum, payable in full on November 23, 2021, subject to a 30-day extension exercisable at the option of Streeterville and may be prepaid at any time. Streeterville may, in its sole discretion, designate collateral as security for its obligations under the Investor Note, provided that currently there is no collateral evidencing the repayment of such note. In the event (i) of the occurrence of any event of default under the Streeterville Note, (ii) of a breach of any material term, condition, representation, warranty, covenant or obligation of the Company under any agreement entered into with Streeterville along with the Note Purchase Agreement, or (iii) if the Company sells, transfers, assigns, pledges or hypothecates the Investor Note, or attempts to do any of the foregoing, Streeterville is entitled to deduct and offset any amount owing by the Company under the Streeterville Note from any amount owed by Streeterville under the Investor Note (provided that such amount is automatically offset if Streeterville has not exercised its offset right within 30 days prior to the maturity date of the Investor Note). The Investor Note includes customary events of default, subject to cure rights where applicable. The amount of the Investor Note has been offset against the amount of the Streeterville Note in the balance sheet as of February 28, 2021, as both notes have substantially similar terms, and the Investor Note was provided in consideration for the acquisition of a portion of the Streeterville Note. The Investor Note was subsequently funded in full in January 2021.

The Paycheck Protection Program (PPP) Loan

On May 8, 2020, the Company obtained a $176,534 loan (the “Loan”) from The Commercial Bank (the “Lender”), pursuant to the Paycheck Protection Program (the “PPP”) under the “CARES Act”. The Loan is evidenced by a promissory note (the “PPP Note”), dated effective May 8, 2020, issued by the Company to the Lender. The Note is unsecured with a 2-year term, matures on May 8, 2022, and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 8, 2020, following an initial deferral period as specified under the PPP. The PPP Note may be prepaid at any time prior to maturity with no prepayment penalties. Proceeds from the Loan were available to the Company to fund designated expenses, including certain payroll costs, rent, utilities and other permitted expenses, in accordance with the PPP. Under the terms of the PPP, up to the entire amount of principal and accrued interest could be forgiven to the extent Loan proceeds were used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the U.S. Small Business Administration under the PPP (including that at least 60% of such Loan funds are used for payroll).

On August 14, 2020, the Company submitted the loan forgiveness application to Commercial Bank for the entire amount of $176,534. The accrued interest was $561 as of August 31, 2020.

On November 10, 2020, the Company received notification from The Commercial Bank that the entire loan balance was forgiven. The principal was recorded as other income and the accrued interest was reversed.

HotPlay Convertible Notes Dates - Current

On September 1, 2020, September 18, 2020, September 30, 2020, on or around November 2, 2020, and on November 24, 2020, and on around December 28, 2020 and on and around January 6, 2021 HotPlay advanced Monaker $300,000, $700,000, $1,000,000, $400,000, $100,000, $450,000, $50,000 respectively, under the terms of the HotPlay Exchange Agreement. The advances were evidenced by convertible promissory notes (“HotPlay Convertible Notes”) in the amount of each advance, and an effective date as of the date of each advance. The HotPlay Convertible Notes totaled $3.0 million as of February 28, 2021.

The advances, and the entry into the HotPlay Convertible Notes, were required conditions to the HotPlay Exchange Agreement, pursuant to which HotPlay was required to loan us $1,000,000 on or before August 31, 2020 (provided that Monaker waived such delay in providing such initial $1,000,000 of HotPlay advances) and was required to loan us an additional $1,000,000 (each a “Subsequent Loan”, and such loans, the “HotPlay Loans”), on September 30, 2020, and on the 15th day of each calendar month thereafter (each a “Required Lending Date”), through the date of closing of the HotPlay Exchange Agreement (provided that Monaker has waived any delay in timely providing such amounts to date).

The HotPlay Notes are automatically forgiven by HotPlay in the event the HotPlay Exchange Agreement is terminated (a) by written agreement of the parties thereto; (b) by HotPlay (and its stockholders) or the Company, if the closing has not occurred on or before the required date set forth in the HotPlay Exchange Agreement (currently May 31, 2021, provided that the parties are continuing to work together to close the HotPlay Exchange Agreement), unless the failure of the closing to have occurred is attributable to a failure on the part of the terminating party; (c) by the Company, if there is a material adverse effect on HotPlay or any schedule delivered by HotPlay is found to be materially misleading or conflict with any prior written or oral statement delivered to the Company; or (d) by the Company, if any representations or warranties made by HotPlay or its stockholders in the HotPlay Exchange Agreement are found to be materially inaccurate or any covenants are breached.

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

Note 10 – Related Party Promissory Notes and Transactions

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of August 21, 2020, May 31, 2020, February 29, 2020 and February 28, 2019. These dividends were payable when and if declared by the board of directors. The dividends were owed to an entity controlled by Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director. On April 8, 2021, the Company entered into an Exchange Agreement with William Kerby, its Chief Executive Officer and director and Monaco Investment Partners II, LP (“MI Partners”), of which Donald P. Monaco is the managing general partner and the Chairman of the board of directors of the Company (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the terms of which were approved by the board of directors of the Company, Mr. Kerby and MI Partners exchanged their right to an aggregate of $1,016,314 in accrued dividends (the “Accrued Dividends”) which had accrued on the Company’s outstanding Series A Preferred Stock, which had been held by Mr. Kerby and MI Partners prior to the conversion of such Series A Preferred Stock into common stock of the Company in August 2017, for Convertible Promissory Notes. Specifically, Mr. Kerby exchanged rights to $430,889 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $430,889 and MI Partners exchanged rights to $585,425 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $585,425 (the “Convertible Promissory Notes”).

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the Closing Date (defined below) and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes. The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default.

On October 29, 2019, the Company entered into Promissory Notes with Robert “Jamie” Mendola, Jr. (a Director of the Company) and Pasquale “Pat” LaVecchia (a Director of the Company) in the amounts of $150,000 and $25,000, respectively (the “Director Notes”). The Director Notes have an interest rate of 12% per annum (18% upon the occurrence of an event of default) and were originally due and payable on February 1, 2020, but were subsequently extended as discussed below, provided that the notes may be prepaid at any time without penalty (provided that all interest that would have been due had the notes remained outstanding through maturity must be paid at the time of repayment). The Company paid a 2% original issue discount in connection with the notes. The Director Notes were repaid in full in April and May 2020.

On October 29, 2019, the Company entered into Stock Purchase Agreements with (a) Monaco Investment Partners, LP, of which Donald Monaco is the managing partner and a member of the Board of Directors of the Company; (b) Simon Orange, a member of the Board of Directors of the Company; and (c) William Kerby, the Chief Executive Officer and director of the Company. Pursuant to the Stock Purchase Agreements, the Company sold the purchasers 25,562,500 shares (1,562,500 shares to Mr. Kerby and 12,500,000 shares to each of Monaco Investment Partners, LP and Mr. Orange) of Series A Preferred Stock of Verus. The purchase price for the Verus shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Verus’ common stock on the OTCQB Market, as publicly reported. The Company received net proceeds of $425,000 from the Stock Purchase Agreements. The proceeds of $250,000 (which represent 15,625,000 shares sold to Simon Orange and William Kerby that were transferred to buyers) were recorded in realized gain/(loss) on the sale of unconsolidated affiliates within the fiscal year February 28, 2021.

On December 9, 2019, the Company entered into an Amended and Restated Promissory Note with the Monaco Trust, in the amount of up to $2,700,000 (the “Revolving Monaco Trust Note”). The Revolving Monaco Trust Note amended and restated a previous promissory Note entered into by the Company in favor of the Monaco Trust on February 4, 2019 (the 2019 Monaco Trust Note discussed above), in the amount of up to $700,000, which had a balance as of December 9, 2019 of $700,000. On the same date, the Company borrowed $200,000 from the Monaco Trust under the Revolving Monaco Trust Note. On December 27, 2019 and February 12, 2020, the Company borrowed an additional $300,000 and $200,000, respectively, from the Monaco Trust under the Revolving Monaco Trust Note, which had a balance of $1,200,000 as of February 29, 2020. On January 29, 2020, the Company entered into first amendments to the Director Notes and Revolving Monaco Trust Note with the directors and the Monaco Trust, respectively, to extend the maturity date of such notes from February 1, 2020 to April 1, 2020 (the “Note Amendments”). No other changes were made to such notes as a result of such amendments.

On January 22, 2020, the Company entered into Stock Purchase Agreements with William Kerby, the Chief Executive Officer and director of the Company (“Kerby”), (the “Purchaser” and the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company agreed to sell the Purchaser 1,562,500 shares of restricted Series A Convertible Preferred Stock of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”), which the Company then held (out of the 31,970,101 shares of Series A Convertible Preferred Stock of Verus which the Company then held) for an aggregate of $25,000, or $0.016 per share. The purchase price for the Verus shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Verus’ common stock on the OTCQB Market, as publicly reported. The sale contemplated by the Stock Purchase Agreement closed on January 22, 2020.

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

On April 17, 2020, the Company paid off the Promissory Note with Pasquale “Pat” LaVecchia, a member of the board of directors, in the amount of $26,225 (the principal of $25,000 and the interest of $1,225).

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS (a greater than 5% stockholder of the Company) and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 shares of common stock disclosed above to the Company and preventing such persons from selling or transferring any shares, seeks damages from the defendants, rescission of the IP Purchase Agreement pursuant to which the shares were issued, attorneys fees and other amounts. The complaint was filed as a result of IDS’s failure to deliver certain intellectual property assets which were acquired by the Company from IDS in August 2019, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

On March 13, 2020 and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust. On June 9, 2020 and June 10, 2020, the Company borrowed an additional $300,000 and $50,000, respectively, from the Monaco Trust. On July 7, 2020 and July 20, 2020, the Company borrowed an additional $250,000 and $50,000, respectively, from the Monaco Trust. On July 27, 2020, the Company paid principal of $50,000 and accrued interest of $49,784. On September 22, 2020, the Company made a payment of $200,000 under the Revolving Monaco Trust Note, including $142,408 of principal and $57,592 of interest owed thereunder.

On May 1, 2020, the Company paid off the Promissory Note with Robert “Jamie” Mendola, Jr., in the amount of $157,595 (the principal of $150,000 and the interest of $7,595).

On June 9, 2020, June 10, 2020, July 7, 2020, we borrowed an additional $300,000, $50,000 and $250,000 from the Monaco Trust under the Revolving Monaco Trust Note.

On September 1, 2020, the Company entered into a consulting agreement with Beachfront Travel Consulting LLC for their services and expertise in Call Center and Sales Operations. The consultant agreed to assist the Company in the development and design of a Call Center Operation to support the Company’s brand. The Company agreed to pay the consultant compensation of 1,500 restricted shares of common stock per month, with a price equal to the closing price on the last day of the month and the consultant agreed to advise the Company on policies and procedures, performance metrics and reporting, operational standards and training of call center staff. The Company issued the consultant 1,500 shares of restricted common stock for the month of December 2020. The agreement was terminated on December 7, 2020, and the parties entered into as a new consulting agreement, with an annual fee of $110,000 instead of the 1,500 per month stock compensation. A consultant to Beachfront is Beth Sikora, the wife of the COO of the Company, Tim Sikora. The agreement provides that Mrs. Sikora will manage the Consumer Programs and Call Center operations based on her experience and background.

On September 8, 2020, the Company issued Sirapop “Kent” Taepakdee, then Acting Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer) and Timothy Sikora, the Chief Operating Officer and Chief Information Officer of the Company, an aggregate of 17,500 and 15,000 shares of common stock of the Company, respectively, as a bonus in consideration for services rendered. The issuances were authorized by the board of directors and the Compensation Committee of the board of directors of the Company, and granted under the Company’s 2017 Amended and Restated Equity Incentive Plan. The shares vested immediately upon issuance.

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

On November 16, 2020, the Company acquired 100% of Longroot, which was in turn owned 57% of Longroot Cayman. Longroot Cayman owned 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders) of Longroot Thailand, provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.  Subsequent to this acquisition, the Company signed a service contract with Atato, an IT provider of cryptocurrency website maintenance.  As of November 30, 2020, Miss Worapin Tatun, wife of the CEO of Atato and Mr. Pongsabutra Viraseranee, an employee and developer employed by Atato, both are minority shareholders of Longroot Thailand with a 25.5% interest of preferred stock in Longroot Thailand each.

On December 1, 2020, the Company paid $800,000 of principal and interest due under the Revolving Trust Note. The Revolving Trust Note was subsequently repaid in full in December 2020, with funds raised through our December 2020 underwritten offering.

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 and $1,102,066 as of February 28, 2021 and February 29, 2020, respectively. These dividends will only be payable when and if declared by the Board. The dividends are owed to an entity controlled by Donald P. Monaco, our Chairman and William Kerby, our CEO. See also the information under “$230,000 Promissory Note from Bettwork Industries Inc.”, “Conversion of $1,600,000 Promissory Note Into 2,133,333 Common Stock Shares of Bettwork Industries Inc“ and “Conversion of $2,900,000 Promissory Note Into 3,866,667 Common Stock Shares of Bettwork Industries Inc” under “Note 4 – Notes Receivable”, above.

On December 4, 2020, the Company entered into a Consulting Agreement with Beachfront Travel Consulting, LLC, whose consultant is Beth Sikora, the wife of the COO of the Company, Tim Sikora. The agreement provides that Mrs. Sikora will manage the Consumer Programs and Call Center operations based on her experience and background.

In December 2020 and January 2021, Sabby Management, LLC, which previously filed a Schedule 13G with the SEC disclosing its ownership of over 5% of our outstanding shares of common stock, exercised warrants to purchase 125,000 shares of our common stock with an exercise price of $2.00 per share, paid the aggregate $250,000 exercise price for such shares, and was issued 125,000 shares of common stock, which were covered under a registration statement filed under the Securities Act. Sabby is no longer a greater than 5% shareholder of the Company.

On April 7, 2021, each of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr. and Ms. Alexandra C. Zubko, each then members of the board of directors of the Company, provided letters of resignation to the Company, resigning as directors (and from any other positions they hold with the Company), with such resignations effective automatically as of the closing of the HotPlay Exchange Agreement.

Such resignations were solely in connection with the required terms and conditions of the HotPlay Exchange Agreement, which requires that the board of directors of the Company at the closing thereof increase to nine members, with four appointed by HotPlay, two appointed by Monaker, and three appointed mutually by Monaker and HotPlay.

Also on April 7, 2021, the board of directors of the Company ratified the current compensation payable to members of the board of directors, which provides that each non-executive member of the Board be paid (a) compensation of 20,000 shares per year; (b) compensation of 5,000 shares per year, if they are the chairperson of any committee of the board of directors; and (c) compensation of 10,000 shares per year, to the Chairman of the Board (collectively, the “Board Compensation Terms”), except that all shares due to the Directors serving as of March 1, 2021, for the fiscal year ending February 28, 2022, were agreed to be issued up front and to be fully-vested/earned on the date of grant, instead of vesting over time, as previously awarded. In total, an aggregate of 165,000 shares of common stock were issued to the non-executive directors on April 8, 2021 for compensation for fiscal 2022 (such shares, the “Fiscal 2022 Board Compensation Shares”). The Fiscal 2022 Board Compensation Shares were issued under the Company’s Amended and Restated 2017 Equity Incentive Plan (the “Plan”).

On April 7, 2021, the Company entered into a Lock-Up Agreement with each of the non-executive members of the board of directors. Pursuant to the Lock-Up Agreements, each non-executive director agreed not to transfer, sell, pledge or assign any of their applicable Fiscal 2022 Board Compensation Shares until March 1, 2022.

On April 7, 2021, the board of directors of the Company, consistent with the employment agreement of Mr. William Kerby, the Chief Executive Officer of the Company, which provides for Mr. Kerby to receive a base salary of $400,000 per year, and an annual bonus payable at the discretion of the board of directors, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals), and other bonuses which may be granted from time to time in the discretion of the board of directors, agreed to award Mr. Kerby a discretionary bonus for fiscal 2021 of $400,000, which is payable in cash or shares of common stock, at Mr. Kerby’s option, under the Plan, with a conversion price of $3.02 per share, the closing sales price of the Company’s common stock on the date the board of directors approved such bonus. If Mr. Kerby exercises his right to receive the entire bonus in shares of common stock he would be due 132,450 shares of common stock.

The Audit Committee of the board of directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and approval, will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

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

Note 11 – Stockholders’ Equity

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of February 28, 2021 and February 29, 2020, respectively. These dividends will only be payable when and if declared by the Board.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of February 28, 2021 and February 29, 2020.

Series B Preferred Stock

The Company has authorized and designated 10,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock which shares were issued to certain Axion stockholders in exchange for their ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion pursuant to the Axion Exchange Agreement (see “Note 2 – Going Concern”). Each share of Series B Preferred Stock automatically, and without any required action by any holder, converts into 0.74177 shares of common stock, upon the occurrence of certain events, including five business days after the closing of the HotPlay Exchange Agreement. The Company had 10,000,000 shares and 0 shares of Series B Preferred Stock outstanding as of February 28, 2021 and February 29, 2020, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,828,500 shares of Preferred Stock as Series C Convertible Preferred Stock. The Series C Preferred Stock was issued to certain debt holders of Axion who are party to the Axion Share Exchange Agreement and who agreed to exchange certain debt owed to such debt holders by Axion for shares of Series C Preferred Stock pursuant to the Share Exchange Agreement. Each share of Series C Preferred Stock is automatically, and without any required action by any Holder, converted into common stock, on a one-for one basis, upon the occurrence of certain events, including five business days after the closing of the HotPlay Exchange Agreement. The Company had 3,828,500 shares and 0 shares outstanding as of February 28, 2021 and February 29, 2020, respectively

Share Repurchase Transactions

During the years ended February 28, 2021 and February 29, 2020, there were no repurchases of the Company’s common stock by Monaker.

The Company had 18,765,839 and 13,069,339 shares of common stock issued and outstanding as of February 28, 2021 and February 29, 2020, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of February 28, 2021, and February 29, 2020, and changes in such warrants outstanding for the years ending February 28, 2021 and February 29, 2020:

	Warrant	Weighted Average Exercise
Outstanding, February 29, 2020	1,347,391	$3.90
Warrants granted	1,923,850	$2.00
Warrants exercised/forfeited/expired	(225,320)	$(2.00)
Outstanding, February 28, 2021	3,045,921	$2.50
Common stock issuable upon exercise of warrants	3,045,921	$2.50

	Common Stock Issuable Upon Exercise of Warrants Outstanding			Common Stock Issuable Upon Warrants Exercisable
Range of Exercise Prices	Number Outstanding at February 29, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at February 28, 2021	Weighted Average Exercise Price
$2.00	2,436,250	2.30	$2.00	2,436,250	$2.00
$2.85	175,000	0.82	$2.85	175,000	$2.85
$5.00	2,000	0.09	$5.00	2,000	$5.00
$5.13	411,671	1.42	$5.13	411,671	$5.13
$5.63	21,000	1.28	$5.63	21,000	$5.63
	3,045,921	1.18	$2.50	3,045,921	$2.50

At February 29, 2020, there were warrants outstanding to purchase 1,347,391 shares of common stock with a weighted average exercise price of $3.32 and weighted average remaining life of 2.30 years.

At February 28, 2021, there were warrants outstanding to purchase 3,045,921 shares of common stock with a weighted average exercise price of $2.50 and weighted average remaining life of 1.18 years.

During the year ended February 28, 2021, the Company granted:

●	warrants to purchase 1,923,850 shares of common stock in connection with subscriptions for shares of common stock.

Note 12 – Commitments and Contingencies

The Company’s office lease at 2893 Executive Park Drive Suite 201, Weston, Florida 33331 was terminated early on February 28, 2021 at the request of the landlord, without penalties to the Company.

The Company entered into a new office lease to relocate our executive, administrative, and operating offices located in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway Suite 130 Sunrise, FL 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021 through July 31, 2028. Monthly rental costs, including building maintenance assessment, for fiscal years 2022, 2023, 2024, 2025, 2026, 2027 and 2028 are estimated to be $6,224, $17,499 $18,862, $19,243, $19,635, $20,037, and $20,450, respectively.

On October 1, 2019, the Company entered into a new contract for a new call center, approximately 4,048 square feet, at 6345 South Pecos Road, Suite 206, 207, and 208, Las Vegas, Nevada 89120. The lease had a term of one year from October 1, 2019 through September 30, 2020. Monthly base rental costs were (i) $ 3,643 from October 1, 2019 through November 30, 2019; and (ii) $3,789 from December 1, 2019 through September 30, 2020. The rent also included the monthly payment of the operating expenses (Tenant’s Proportionate Share of the Building and/or Project) which cost approximately $1,100 per month. We did not renew this lease.

The rent for the years ended February 28, 2021 and February 29, 2020 was $75,094 and $77,659, respectively. The Company recorded operating lease Right-to-Use asset of $15,843 along with current operating lease liability of $16,362 and long-term operating lease liability of $0 as of February 28, 2021.

The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2022	FYE 2023	Totals
Office Leases	$75,094	$209,629	$284,723
Insurance and Other	55,916	55,916	111,832
Totals	$131,010	$265,545	$396,555

Legal Matters

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, and other related claims and vendor matters. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change considering the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

IDS Settlement

On August 15, 2019, the Company entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS” and the “IP Purchase Agreement”). Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, the Company issued IDS 1,968,000 shares of restricted common stock (the “IDS Shares”) valued at $2.50 per share, or $4,920,000 in aggregate.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and TD Assets Holding, LLC (“TD Asset”), Navarro McKown, Aaron McKown and Ari Daniels (“Daniels”), which parties are affiliated with IDS, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. CACE-20-007088). Pursuant to the complaint, the Company alleged causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and sought a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 IDS Shares issued pursuant to the terms of the IP Purchase Agreement and preventing such persons from selling or transferring any IDS Shares, sought damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts. The defendants subsequently filed various counterclaims against the Company.

The complaint was filed because of IDS’s failure to deliver certain components of the IP Assets, certain other actions of IDS and the other of the defendants which the Company alleged constituted fraud. The Company sought to unwind the IP Purchase Agreement and sought damages for the Company due to IDS’s and the other defendants’ breaches thereunder. IDS, through its counsel, sent a letter threatening to bring a shareholders’ derivative action and/or direct suit against the Company. In response to such letter, the board of directors empowered the governance committee to conduct an internal investigation into the claims. The results of the investigation, conducted by several law firms, were presented to the Board and the Board concluded that no fraudulent activities occurred. The investigation concluded in October 2020.

On April 29, 2020, the Company filed a Verified Motion for Temporary Injunction (the “Injunction Motion”). Defendants IDS, TD Assets, and Ari Daniels filed an answer, affirmative defenses, and counterclaims (the “Answer and Counterclaim”). The Answer and Counterclaim included alleged breach of contract and tort claims against the Company. On September 17, 2020, the Company moved to strike the affirmative defenses and dismiss the counterclaims. On October 15, 2020, defendants IDS, TD Assets, and Ari Daniels filed an amended Answer and Counterclaim, including alleged breach of contract, tort, and federal securities claims against the Company, Mr. William Kerby, our Chief Executive Officer and an employee of the Company.

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

The remaining parties to the litigation subsequently attempted to mediate their pursuant to a court ordered mediation in February 2021.

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (the “IP Purchase Amendment”). Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000 (the “Payment”), payable by way of an initial payment of $500,000, and twelve monthly payments of approximately $195,833 (collectively, the “Required Payments”), with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment.

Axion Claim

On January 15, 2021, Axion Ventures, Inc., filed a civil claim in the Supreme Court of British Columbia, against J. Todd Bonner, Nithinan Boonyawattanapisut, the Company, William Kerby, our Chief Executive Officer, Cern One Limited, Red Anchor Trading Corp., CC Asia Pacific Ventures Ltd., HotPlay Enterprise Limited, HotPlay (Thailand) Ltd., Longroot, Inc. and certain other parties. The claim alleges that Mr. Bonner and his wife, Ms. Boonyawattanapisut, used their positions as directors and officers of Axion and certain of its subsidiaries, together with the other defendants, to unlawfully take ownership of Axion’s subsidiaries and assets, including its intellectual property. Axions’ claim includes causes of action for conspiracy and fraud; theft of Axion intellectual property and ownership of Longroot; an investor scheme; breaches of fiduciary duty by Mr. Bonner and Ms. Boonyawattanapisut and others; negligence; knowing assistance of breach of fiduciary duty; collective trust; knowing receipt of trust property; knowing assistance in dishonest conduct; unjust enrichment; and breach of honest performance. The claim seeks general and special damages for conspiracy, damages for breaches of fiduciary duties, accountings and repayments of amounts alleged improperly paid, including to Monaker, interim, interlocutory and permanent injunctions, rescission of the issuance of shares of Longroot Cayman; restitution; the return of Axion’s intellectual property; and other accountings, damages, punitive damages, interest and special costs.

On April 9, 2021, the Company, on behalf of itself, Mr. Kerby and Longroot, Inc., filed a response to Axion’s claim whereby all parties disputed Axion’s claims and argued all such transactions involving the Company, Mr. Kerby and Longroot which are the subject of Axion’s claims were legitimate and pleading various other defenses. The Company, Mr. Kerby and Longroot dispute Axion’s claims and intend to vigorously defend themselves against the allegations made.

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

The Company has two operating segments consisting (i) NextTrip and Maupintour which have various products and services related to its technology solutions platforms related to travel marketplaces and (ii) Longroot Thailand operates ICO Portal Platform where applicable investors are able to sign up and invest in available ICOs, and issuers can issue tokens and list information related to their offerings. The travel related services include destination tours / activities, accommodation rental listings, hotel listings, air and car rental. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.

For the year ended February 28, 2021	NextTrip	Longroot	Total
Sales	$48,338	$—	$48,338
Net loss	$(16,490,188)	$(18,467)	$(16,508,655)
For the year ended February 29, 2020	NextTrip	Longroot	Total
Sales	$441,769	$—	$441,769
Net loss	$(9,454,686)	$—	$(9,454,686)

There were no reconciling or inter-company items between segments.

Sales	2021	2020
United States	$48,338	$441,769
Non-United States	$—	$—
	$48,338	$441,769

Long-lived Assets	2021	2020
United States	$10,517,697	$8,658,050
Non-United States	$2,577,705	$—
	$13,095,402	$8,658,050

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrants, and option derivatives are valued using the Black-Scholes model.

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

The Company’s investments in unconsolidated affiliates; short term and long term, are recorded at fair value based on level 1 heirarchy as discussed above. The values of these investments as of February 28, 2021 and February 29, 2020 are $5,176,995 and $2,829,031 respectively.

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

The provision for income taxes consists of the following components for the years ended February 28, 2021 and February 29, 2020:

	2021	2020
Current	$—	$—
Deferred	—	—
	$—	$—

The components of deferred income tax assets and liabilities for the years ended February 28, 2021 and February 29, 2020, are as follows:

	2021	2020
Net operating loss carry-forwards	$38,760,093	$32,292,252
Equity based compensation	4,329,000	4,329,000
Amortization and impairment of intangibles	581,529	74,920
Total deferred assets	43,670,622	36,696,172
Valuation allowance	(43,670,622)	(36,696,172)
	$—	$—

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2021 and February 29, 2020 were computed by applying the federal and state statutory corporate tax rates as follows:

	2021	2020
Statutory Federal income tax rate	-21.0%	-21.0%
State taxes, net of Federal	-4.5%	-4.5%
Permanent difference	-1.0%	-1.0%
Change in valuation allowance	26.5%	26.5%
	0%	0%

The valuation allowance has decreased by $6,974,450 for the fiscal year ended 2021 primarily as a result of a current year tax loss of $6,467,841 which increased net operating loss carryforward to $38,760,093 at February 28, 2021, from $32,292,252 at February 29, 2020. There is $506,609 increase in amortization of intangibles at February 28, 2021, which was $0 at February 29, 2020.

The net operating loss (“NOL”) carry-forward balance as of February 28, 2021 is approximately $43.7 million, expiring between 2029 and 2039. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets. The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 28, 2021.

Note 16 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

For the year ended February 28, 2021:	Income (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
Basic earnings	$(16,504,039)	14,728,741	$(1.12)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(16,504,039)	14,728,741	$(1.12)
For the year ended February 29, 2020:
Basic earnings (losses)	$(9,454,686)	11,773,633	$(0.80)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(9,454,686)	11,773,633	$(0.80)

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

Note 17 – Subsequent Events

Soma Innovation Lab Joint Venture

On March 8, 2021, the Company entered into a Joint Venture Agreement with Soma Innovation Lab (“Soma”). Pursuant to the agreement, the parties agreed to form a joint venture for designing hyper-personalized experiences for targeted gamers. The agreement requires us to provide Soma the use of the HotPlay technology, assuming we acquire ownership of such technology because of the closing of our pending Share Exchange Agreement with HotPlay and its stockholders, which technology is owned by HotPlay, and that we would issue the principals of Soma 72,000 shares of restricted common stock (valued at $180,000), of which $45,000 was earned immediately and the remaining shares will be earned at the rate of 6,000 per month. Pursuant to the agreement, Soma agreed to provide us use of an email client list and other services. The joint venture is owned 50/50 between us and Soma, with net profits/revenues paid pursuant to the same 50/50 split. In the event the joint venture achieves revenue more than expenses and the Company recovers the $180,000 value of the shares, then we agreed to issue Soma a bonus of 50,000 shares of restricted common stock. The joint venture (and agreement) each have a term of two years. The Company also agreed to use Soma for certain work to be performed on its websites and travel magazine and agreed to pay Soma $75,000 per month ($225,000 in aggregate) for such work, payable by way of the issuance of 90,000 shares of restricted common stock. As of May 29, 2021, a total of 108,000 of the shares due to Soma have been issued, and a total of 54,000 shares are potentially due pursuant to the terms of the agreement discussed above.

HotPlay Convertible Notes

On March 16, 2021, March 19, 2021, and April 15, 2021, HotPlay loaned the Company $9 million, $1 million and $2 million, respectively. The loans were made pursuant to the terms of the HotPlay Exchange Agreement and were evidenced by Convertible Promissory Notes dated effective March 16, 2021, March 19, 2021, and April 15, 2021, in the amount of $9,000,000, $1,000,000, and $2,000,000 respectively. The Convertible Promissory Notes have substantially similar terms as the HotPlay Convertible Notes described above under “Note 9 - Notes Payable—HotPlay Convertible Notes”. With the April 15, 2021 loan, HotPlay has loaned the Company all $15 million of the funds required to be funded pursuant to the terms of the HotPlay Exchange Agreement.

March 2021 Streeterville Note Purchase

On March 22, 2021, the Company entered into a Note Purchase Agreement dated March 23, 2021 (the “March 2021 Note Purchase Agreement”) with Streeterville, an accredited investor, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $9,370,000 (the “March 2021 Streeterville Note”). Streeterville paid consideration of (a) $7,000,000 in cash; and (b) issued the Company a promissory note in the amount of $1,500,000 (the “March 2021 Investor Note”), in consideration for the March 2021 Streeterville Note, which included an original issue discount of $850,000 (the “OID”) and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $700,000 of the OID is fully earned and the remaining $150,000 is not fully earned until the March 2021 Investor Note is fully-funded by Streeterville, which March 2021 Investor Note was fully funded on May 26, 2021.

The March 2021 Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on March 23, 2022). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the March 2021 Streeterville Note, not to exceed an amount of $1.750 million per month if the March 2021 Investor Note has not been funded by Streeterville, and $2.125 million in the event the March 2021 Investor Note has been funded in full. In the event we don’t pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the March 2021 Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral the outstanding balance of the March 2021 Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the March 2021 Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the March 2021 Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the March 2021 Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the March 2021 Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the March 2021 Streeterville Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the March 2021 Streeterville Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

The March 2021 Streeterville Note provides that if any of the following events have not occurred on or before June 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof: (a) HotPlay must have become a wholly-owned subsidiary of the Company; (b) during the period beginning on July 21, 2020, and ending on the date that the HotPlay Share Exchange is consummated, HotPlay must have raised at least $15,000,000 in cash or debt through equity investments (which has been completed); (c) upon consummation of the HotPlay Share Exchange, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; and (d) HotPlay must have become a co-borrower on the March 2021 Streeterville Note (collectively, the “March 2021 Note Transaction Conditions”).

The March 2021 Note Purchase Agreement required that we complete the purchase of the Reinhart Interactive TV AG equity interests discussed below (the “Reinhart Interest”), within ten days of the date of the sale of the March 2021 Streeterville Note, and that the Company pledge the Reinhart Interest to Streeterville pursuant to a pledge agreement thereafter, both of which were timely completed.

Also, on March 23, 2021, the Company and Streeterville entered into a Forbearance Letter (the “Forbearance Letter”), whereby Streeterville waived breaches of agreements and defaults which occurred under the terms of that certain $5.52 million Secured Promissory Note (the “November 2020 Streeterville Note”) and related agreements dated November 23, 2020, between the Company and Streeterville, relating to the Company’s failure to timely terminate prior UCC filings. In the event we fail to terminate all outstanding UCC financing statements by April 15, 2021, the outstanding balance of the November 2020 Streeterville Note will automatically increase by 5%; provided, however, that such failure will not be considered an event of default under such note.

On May 26, 2021, with funds raised through our May 2021 Underwritten Offering (discussed below), we made a payment of $1,857,250 on the March 2021 Streeterville Note, which had a balance of approximately $6 million as of May 29, 2021.

Letter of Intent to Acquire Axion shares

On October 28, 2020, the Company entered into a non-binding Letter of Intent (as amended by the first amendment thereto dated March 10, 2021, the “Letter of Intent”) with Radiant Ventures Limited, which manages Radiant VC1 Limited and Radiant PV 1 Limited, two stockholders of Axion, which entity the Company acquired 33.85% of (provided that such ownership of Axion has not been formally transferred to the Company to date) on November 16, 2020, as discussed above in “Note 6 - Acquisitions and Dispositions-Acquisition of Axion Shares”.

Pursuant to the Letter of Intent, the Company agreed, subject to certain condition precedents, including regulatory approvals and the entry into material agreements with the sellers, to acquire approximately 12 million shares of Axion, equal to 5.7% of Axion’s outstanding shares, from the stockholders for approximately $2 million, payable in a combination of stock and cash. In connection with our entry into the Letter of Intent, we paid the sellers a $500,000 non-refundable deposit towards the cash purchase price of the shares in or around October 2020 (representing 25% of such purchase price). We also issued the sellers 235,000 shares of common stock in March 2020, representing an additional 25% of the purchase price. Both payments are non-refundable. A final payment of 50% of the purchase price is due 10 days after the British Columbia Securities Commission (BCSC) lifts a cease trade order on Axion’s shares and is payable at the option of the sellers in cash or shares of the Company’s common stock, based on a 20% discount to the Company’s stock price at the time the election to take such final payment in shares is made, provided that such stock price valuation will not be less than $2.00 per share and not more than $3.00 per share. The Letter of Intent terminates if the final payment has not been made by the earlier of June 30, 2021 and 15 days after the BCSC lifts the Axion no trade order. The purchase is also contingent on the sellers granting the Company a proxy to vote the shares to be purchased of Axion through closing. The purchase remains subject to the negotiation of, and entry into, a definitive purchase agreement with the sellers, as well as other closing conditions, which have not been entered into and/or which have not been completed, to date.

Reinhart Interactive TV AG and Zappware N.V. Acquisition

On January 15, 2021, the Company entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart Interactive TV AG, a company organized in Switzerland (“Reinhart”), and Jan C. Reinhart, the founder of Reinhart (“Founder”).

The Investment Agreement contemplated the Company acquiring 51% of the ownership of Reinhart, in consideration for 10,000,000 Swiss Francs (approximately $10.8 million US), The closing of the transactions contemplated by the Investment Agreement was to take place on April 1, 2021, or earlier if the conditions to closing were earlier satisfied. Conditions to closing included the Company paying the required capital contribution, approval of the transaction by the board of directors of the Company and Reinhart, and certain requirements and confirmations required by Swiss law. The Investment Agreement included customary representations and warranties of the parties. We also agreed to reimburse the Founder’s legal fees of up to 30,000 Swiss Francs (approximately $33,670) in connection with the transaction. Additionally, in the event we failed to close the transactions contemplated by the Investment Agreement by April 1, 2021, we agreed to pay the Founder 500,000 Swiss Francs (approximately $560,000), as a break-up fee.

We closed the transactions contemplated by the Investment Agreement on March 31, 2021, by paying the Founder $10.8 million in cash. The consideration paid to the Founder came largely from funds advanced by HotPlay pursuant to HotPlay Notes.

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom operators and digital content owners and providing services to telecom operators and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder (the “Shareholders’ Agreement”). The Shareholders’ Agreement set forth certain rules for the governance and control of Reinhart. The Shareholders’ Agreement provides that the board of directors of Reinhart will consist of five members, three of which will be appointed by the Founder and other shareholders of Reinhart, and two of which will be appointed by the Company which include William Kerby, the Company’s Chief Executive Officer, and Mark Vange, the Chief Technology Officer of HotPlay; that any material shareholder matters are required to be approved by shareholders holding at least 66 2/3% of the total outstanding vote of Reinhart; that in the event Reinhart issues, within five years after the closing date, any equity or convertible equity, with a price less than the most recent valuation of Reinhart’s shares, the shares held by each director who is appointed by the Founder are subject to weighted average anti-dilution protection; provides for various restrictions on transfers of shares of Reinhart, including right of first refusal rights, tag-along rights, and drag-along rights, as well as certain rights which would trigger the right of the other parties to the Shareholders’ Agreement to acquire the shares held by an applicable shareholder, for the higher of the fair market value and the nominal value of the shares (except in the case of (c) where the purchase price is the lower of such amounts), if such shareholder (a) commits a criminal act against the interests of another party, Reinhart or its affiliates; (b) breaches the Shareholders’ Agreement, and fails to cure such breach 20 days after notice thereof is provided; or (c) the employment of any employed shareholder is terminated for certain reasons.

The Shareholders’ Agreement also provides a right for the Founder and any other persons appointed as directors by the Founder to put their shares to the Company, at which time the Company will be required to purchase such shares (the “Founder’s Shares”).

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

Convertible Promissory Notes

On April 8, 2021, the Company entered into an Exchange Agreement with William Kerby, its Chief Executive Officer and director and Monaco Investment Partners II, LP (“MI Partners”), of which Donald P. Monaco is the managing general partner and the Chairman of the board of directors of the Company (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the terms of which were approved by the board of directors of the Company, Mr. Kerby and MI Partners exchanged their right to an aggregate of $1,016,314 in accrued dividends (the “Accrued Dividends”) which had accrued on the Company’s outstanding Series A Preferred Stock, which had been held by Mr. Kerby and MI Partners prior to the conversion of such Series A Preferred Stock into common stock of the Company in August 2017, for Convertible Promissory Notes. Specifically, Mr. Kerby exchanged rights to $430,889 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $430,889 and MI Partners exchanged rights to $585,425 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $585,425 (the “Convertible Promissory Notes”).

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the Closing Date (defined below) and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes. The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default.

IFEB Bank Transaction

On April 1, 2021, we entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties pursuant to which the Company agreed to purchase 2,191,489 shares (the “IFEB Shares”) of authorized and outstanding Class A Common Stock of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), which IFEB Shares total approximately 57.1% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6,400,000, which amount was paid to the Sellers on April 1, 2021.

IFEB was incorporated in 2017 as a corporation under the laws of the Commonwealth of Puerto Rico and received its international financial entity license on June 18, 2017 from the Office of the Commissioner of Financial Institutions of Puerto Rico, in Spanish, “Oficina del Comisionado de Instituciones Financieras” or “OCIF”, as license #51. As a result, IFEB is regulated by OCIF, and intends to update its application to establish a Fedwire account with the Federal Reserve Bank, New York (“FRB”). IFEB conducts its business activities out of its head office in Puerto Rico at 268 Ponce de Leon Ave., in San Juan.

Notwithstanding the terms of the Bill of the Sale, and the payment by the Company of the aggregate purchase price pursuant thereto, the transfer of the IFEB Shares to the Company and the Company’s acquisition of control of IFEB is subject to review of the Company’s financial viability, as well as other matters, by OCIF, and as such, the Company has filed a formal change of control application which must be approved before taking ownership and control of the IFEB Shares. The Company anticipates completing the acquisition of the IFEB Shares by approximately the end of June 2021.

On May 6, 2021, in anticipation of the acquisition of the IFEB Shares, and control of IFEB, the Company and IFEB entered into a Preferred Stock Exchange Agreement, which was amended by a First Amendment to Preferred Stock Exchange Agreement entered into May 10, 2021 and effective May 6, 2021 (as amended by the first amendment, the “Preferred Exchange Agreement”), pursuant to which the Company agreed to exchange 1,950,000 shares of the Company’s restricted common stock (the “Monaker Shares”) for 5,850 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A preferred shares of IFEB (the “IFEB Preferred Shares”).

The IFEB Preferred Shares will have a coupon of 2% per annum, payable in quarterly installments in arrears. The IFEB Preferred Shares will be redeemable by the Company; however, IFEB may, by the vote of the holders of a majority of its outstanding common stock, call and redeem the IFEB Preferred Shares in exchange for the Monaker Shares, plus accrued interest on the IFEB Preferred Shares at the time of any such redemption; and upon a Change of Control (defined below), the Company may cause IFEB to repurchase the IFEB Preferred Shares in exchange for the Monaker Shares, plus accrued interest at the time of any such Change of Control. “Change of Control” means the sale of all or substantially all the assets of IFEB; any merger, consolidation or acquisition of IFEB with, by or into another corporation, entity or person; or any change in the ownership of more than fifty percent (50%) of IFEB’s voting securities or the economic rights of such IFEB’s securities.

The closing of the transactions contemplated by the Preferred Exchange Agreement, including the issuance of the Monaker Shares and IFEB Preferred Shares, are subject to various closing conditions, including, but not limited to IFEB receiving approval from OCIF to issue preferred stock (including the Series A preferred shares), and the filing of a formal designation of the Series A preferred stock by IFEB with the Secretary of State of Puerto Rico. As such, the transactions contemplated by the Preferred Exchange Agreement may not close on a timely basis, if at all. If not closed by June 30, 2021, the Preferred Exchange Agreement can be terminated by either party with written notice to the other.

2021 Equity Incentive Plan

On April 7, 2021, stockholders approved the adoption of the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which is intended to secure for the Company and its affiliates the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the company and its affiliates, all of whom are and will be responsible for the Company’s future growth. The 2021 Plan is designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates. Awards under the Plan may be made to an eligible person in the form of (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) performance shares; or (vi) any combination of the foregoing. The shares eligible for future awards under the 2021 will be equal (i) 15% of the Company’s total outstanding shares of common stock of the Company outstanding immediately after the closing of the HotPlay Share Exchange and conversion of the Axion preferred stock, and (ii) an annual increase on April 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the board of directors or the compensation committee of the Company on or prior to the applicable date, equal to the lesser of (A) 5% of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 5,000,000 shares of common stock; and (C) such smaller number of shares as determined by the board of directors or Compensation Committee (the “Share Limit”), also known as an “evergreen” provision.

Warrant Grants

On or around March 19, 2021 and March 22, 2021, the Company issued warrants to purchase an aggregate of 160,000 shares of common stock to seven warrant holders (all unrelated third parties) in consideration for the immediate exercise of newly granted warrants. The warrants replaced prior warrants which had expired in 2020 (which had exercise prices from between $3.75 and $5.00 per share) and had an exercise price of $2.00 per share and an expiration date on March 31, 2021 (the “New Warrants”). Those warrants were subsequently exercised for cash on or around March 31, 2021, and the Company received cash of $320,000 in connection with such exercises. The 160,000 shares of common stock issuable upon exercise thereof were issued on or around April 1, 2021. The Company has agreed to register the shares of common stock issuable upon exercise of the warrants in the future.

Warrant Exchanges

On or around March 19, 2021 and March 22, 2021, the Company exchanged warrants to purchase an aggregate of 51,900 shares of common stock held by two of the same warrant holders who were granted New Warrants, which had an exercise price of $5.13 per share and an expiration date of July 30, 2022, for new warrants had an exercise price of $2.00 per share and an expiration date on March 31, 2021 (the “Exchanged Warrants”). Those warrants were subsequently exercised for cash on or around March 31, 2021, and the Company received cash of $103,800 in connection with such exercises. The 51,900 shares of common stock issuable upon exercise thereof were issued on or around April 1, 2021. The Company has agreed to register the shares of common stock issuable upon exercise of the warrants in the future.

Director Compensation and Resignations

On April 7, 2021, each of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr. and Ms. Alexandra C. Zubko, each then members of the board of directors of the Company, provided letters of resignation to the Company, resigning as directors (and from any other positions they hold with the Company), with such resignations effective automatically as of the closing of the HotPlay Exchange Agreement.

Such resignations were solely in connection with the required terms and conditions of the HotPlay Exchange Agreement, which requires that the board of directors of the Company at the closing thereof increase to nine members, with four appointed by HotPlay, two appointed by Monaker, and three appointed mutually by Monaker and HotPlay.

Also on April 7, 2021, the board of directors of the Company ratified the current compensation payable to members of the board of directors, which provides that each non-executive member of the Board be paid (a) compensation of 20,000 shares per year; (b) compensation of 5,000 shares per year, if they are the chairperson of any committee of the board of directors; and (c) compensation of 10,000 shares per year, to the Chairman of the Board (collectively, the “Board Compensation Terms”), except that all shares due to the Directors serving as of March 1, 2021, for the fiscal year ending February 28, 2022, were agreed to be issued up front and to be fully-vested/earned on the date of grant, instead of vesting over time, as previously awarded. In total, an aggregate of 165,000 shares of common stock were issued to the non-executive directors on April 8, 2021 for compensation for fiscal 2022 (such shares, the “Fiscal 2022 Board Compensation Shares”). The Fiscal 2022 Board Compensation Shares were issued under the Company’s Amended and Restated 2017 Equity Incentive Plan (the “Plan”).

On April 7, 2021, the Company entered into a Lock-Up Agreement with each of the non-executive members of the board of directors. Pursuant to the Lock-Up Agreements, each non-executive director agreed not to transfer, sell, pledge or assign any of their applicable Fiscal 2022 Board Compensation Shares until March 1, 2022.

William Kerby Bonus

On April 7, 2021, the board of directors of the Company, consistent with the employment agreement of Mr. William Kerby, the Chief Executive Officer of the Company, which provides for Mr. Kerby to receive a base salary of $400,000 per year, and an annual bonus payable at the discretion of the board of directors, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals), and other bonuses which may be granted from time to time in the discretion of the board of directors, agreed to award Mr. Kerby a discretionary bonus for fiscal 2021 of $400,000, which is payable in cash or shares of common stock, at Mr. Kerby’s option, under the Plan, with a conversion price of $3.02 per share, the closing sales price of the Company’s common stock on the date the board of directors approved such bonus. If Mr. Kerby exercises his right to receive the entire bonus in shares of common stock, he would be due 132,450 shares of common stock.

May 2021 Underwritten Offering

On May 13, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Kingswood Capital Markets, division of Benchmark Investments, Inc. (“Kingswood”), as representatives of the underwriters name therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 3,230,000 shares of the Company’s common stock at a public offering price of $2.50 per share. The Company also granted the underwriters a 45-day option to purchase up to an additional 484,500 shares of common stock to cover over-allotments, if any, which over-allotment option was exercised in full. The Offering (including the sale of the over-allotment shares) closed on May 18, 2020.

Kingswood acted as sole book-running managers for the Offering. The Company paid the Underwriters a cash fee equal to 6% of the aggregate gross proceeds received by the Company in connection with the Offering, paid the Underwriters a non-accountable expense allowance equal to 1% of the aggregate gross proceeds received by the Company in connection with the Offering, and reimbursed certain expenses of the Underwriters.

The net proceeds to the Company from the Offering, after deducting the underwriting discounts and commissions and Offering expenses, were approximately $8.5 million. The Company intends to use the net proceeds from the Offering to repay approximately $4.2 million owed to Streeterville, provide capital to IFEB in advance of the closing of the acquisition of control of IFEB (which acquisition is pending, subject to closing conditions, and may not be completely timely, if at all), for general corporate purposes and working capital or for other purposes that the board of directors, in their good faith, deems to be in the best interest of the Company. We may also use all or a portion of the remaining net proceeds from this offering (after the payments described above) to fund possible investments in, or acquisitions of, complementary businesses, technologies or products; however, we currently have no definitive agreements or commitments with respect to any investment or acquisition.

Pursuant to the Underwriting Agreement, the Company agreed, subject to certain exceptions, not to offer, issue or sell any shares of Common Stock or securities convertible into or exercisable or exchangeable for shares of Common Stock for a period of 45 days following the Offering, without the prior written consent of Kingswood.

In connection with the Offering, each of our officers and directors agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of our Common Stock or other securities convertible into or exercisable or exchangeable for shares of our Common Stock for a period of 45 days after the Offering is completed, without the prior written consent of Kingswood.

Streeterville Waiver and Funding

Effective on May 26, 2021, Streeterville agreed to waive the requirement that we use 20% of the proceeds from our May 2021 underwritten offering to repay amounts owed under the November 2020 Streeterville Note, contingent upon our payment of 20% of the proceeds from our May 2021 underwritten offering towards the balance of the March 2021 Streeterville Note.

We made a required monthly redemption payment of $1,250,000 to Streeterville under the November 2020 Streeterville Note on May 26, 2021, with funds obtained pursuant to the May 2021 underwritten offering.

We made a required Equity Payment of $1,857,250 to Streeterville under the March 2021 Streeterville Note on May 26, 2021, with funds raised through the May 2021 underwritten offering, which represented approximately 20% of the funds raised in such offering.

Also on May 26, 2021, Streeterville funded the March 2021 Investor Note (in the amount of $1.5 million) in full.

On June 1, 2021, Streeterville agreed to defer 50% of the April 2021 Note Increase which was otherwise to occur due to the Company’s failure to timely meet all of the November 2020 Note Transaction Conditions. As such, a total of $506,085 has been capitalized into the outstanding balance of the November 2020 Streeterville Note effective as of April 30, 2021, and the remaining $506,085 of the April 2021 Note Increase will only be added to the balance of the November 2020 Streeterville Note if the Company fails to meet the November 2020 Transaction Conditions by June 30, 2021. Separately, if the Company does not meet the March 2021 Note Transaction Conditions by June 30, 2021, the March 2021 Streeterville Note will be subject to the June 2021 Note Increase.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of February 28, 2021, the end of the period covered by this Annual Report on Form 10-K, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 28, 2021, based on the framework in Internal Control—Integrated Framework (COSO 2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

Changes in Internal Control over Financial Reporting

The Company implemented the new accounting system named Sage Intacct during the first and second quarter of fiscal 2021. We hired three additional personnel for greater segregation of duties. There were no other changes in our internal control over financial reporting during the year ended February 28, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Officer and/or Director Since
William Kerby	63	Chief Executive Officer and Vice-Chairman	2008
Sirapop ‘Kent’ Taepakdee	58	Controller, Vice President of Finance, Chief Financial Officer, Treasurer and Secretary	2019
Tim Sikora	47	Chief Operating Officer and the Chief Information Officer	2020
Donald P. Monaco	68	Chairman	2012
Pat LaVecchia	54	Director	2011
Doug Checkeris	65	Director	2012
Simon Orange	54	Director	2017
Rupert Duchesne	61	Director	2019
Robert “Jamie” Mendola	44	Director	2019
Alexandra C. Zubko	43	Director	2019

Information about our Executive Officers:

William Kerby - Chief Executive Officer and Vice-Chairman of the Board of Directors

William Kerby is the Founder, Vice-Chairman, and CEO of Monaker Group, Inc. From July 2008 to present, he has been the architect of the Monaker model, overseeing the development and operations of the Company’s Travel, Real Estate and Television Media divisions. In October 2012, Monaker transferred its real estate assets into a public company - Verus International, Inc., formerly Realbiz Media Group, Inc., where Mr. Kerby served as CEO until August 2015 and on the Board until April of 2016. In July 2015, the decision was made to separate the Television and Real Estate operations from Monaker thereby allowing management to focus all efforts on the development of its travel operations. From April 2002 to July 2008, Mr. Kerby served as the CEO of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002, Mr. Kerby founded and managed Travelbyus, a publicly- traded company on the TSX and NASD Small Cap. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading-edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada – a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Brittan, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989, Mr. Kerby worked in the financial industry as an investment advisor. Mr. Mr. Kerby also serves as a member of the Board of Directors of Longroot Limited, a Cayman Islands company, which the Company own 75% of, through its ownership of Longroot, Inc., a Delaware corporation. Kerby graduated from York University in May 1980 with a Specialized Honors Economics degree.

Director Qualifications:

The Company believes that Mr. Kerby’s experience in the travel and leisure industry allows him to contribute business expertise and qualifies him to be a member of the Board.

Sirapop ‘Kent’ Taepakdee - Chief Financial Officer, Treasurer and Secretary

Mr. Taepakdee has served as the Chief Financial Officer of the Company since December 2020. Mr. Taepakdee has served as the Controller of the Company since July 2019. On October 9, 2019, the board of directors appointed Mr. Taepakdee as the principal financial and accounting officer of the Company. Mr. Taepakdee has served as the Vice President of Finance, Treasurer, and Secretary of the Company since February 1, 2020 and served as the acting Chief Financial Officer from this time until December 2020 when he became the Chief Financial Officer. From February 2012 to January 2018, Mr. Taepakdee served as the Controller of INCEPTRA LLC and JTH Holdings LLC, located in Weston, Florida. From September 2007 to December 2011, Mr. Taepakdee served as a Senior Accountant – Fixed Asset Tax/Assistant Manager, for Office Depot’s international headquarters located in Boca Raton, Florida. Prior to working for Office Depot, Mr. Taepakdee served as Controller of Hilda Flack Interiors, in Palm Beach Gardens, Florida, from January 2005 to August 2007. From 2000 to 2004, Mr. Taepakdee served as a Senior Accountant – Financial Reporting and Analysis, with Vanguard Car Rental USA Inc. (Alamo and National Car Rental), in Boca Raton, Florida. Mr. Taepakdee also served as the Chief Financial Officer at the Bangkok Naval Base (Royal Thai Navy) from 1986 to 1996. Mr. Taepakdee also serves as a member of the Board of Directors of Longroot Limited, a Cayman Islands company, which the Company owns 75% of, through its ownership of Longroot, Inc., a Delaware corporation. Mr. Taepakdee received an MBA (with a specialization in Finance), from Ramkhamhaeng University, in Bangkok, Thailand and a BBA in Accounting (First Class Honors / Valedictorian), from Krirk University, in Bangkok, Thailand.

Tim Sikora - Chief Operating Officer and the Chief Information Officer

Mr. Sikora joined the Company as Chief Information Officer (non-executive) in October 2019, and was promoted to Chief Operating Officer and Chief Information Officer (executive) on February 1, 2020, where he is responsible for managing all of the Company’s information technology (IT) platforms, including the software development activities for the Company’s Monaker Booking Engine (MBE), a customizable, instant-booking platform for alternative lodging rentals NextTrip, the Company’s Travel Management Solution for small to medium-sized business, and Maupintour, an innovative leader in personalized travel experiences.  Mr. Sikora also leads Monaker’s commercial sales and technical teams.  Mr. Sikora served as director of North America Sales at The Boeing Company, the world’s largest aerospace company, prior to joining the Company, from May 2013 to October 2019. Prior to working with Boeing, he managed and led the expansion of two IT services companies: Peak 10, a leading data center and cloud services company, where he served as Director Information Technology Service Delivery from July 2012 to May 2013, and CIBER, Inc., a global information technology infrastructure services provider, where he served as Information Technology Infrastructure Service Delivery Manager from November 2010 to July 2012. Prior to that, from November 2007 to November 2010, Mr. Sikora served as director of Information Technology End User Services at US Airways, Inc. While there, Mr. Sikora led the airline’s integration of IT end-user platforms following its merger with America West and was responsible for governing IT resource planning, budgeting, and operational management for end-user services. Prior to joining US Airways, Mr. Sikora served as VP of Airline Operations and Chief Information Officer at Caribbean Sun Airlines Holdings (September 2005 to November 2007), where he directed all IT and airline resource planning, budgeting and operational initiatives. Prior to that, Mr. Sikora served as manager of Information technology at DHL Airways, a $500 million cargo airline where he directed the Information Technology group, a provider of contract aircraft services to DHL Worldwide Express. Mr. Sikora also serves as a member of the Board of Directors of Longroot Limited, a Cayman Islands company, which the Company owns 75% of, through its ownership of Longroot, Inc., a Delaware corporation. Mr. Sikora has also held several other software development positions, including at Midwest Express Airlines. Mr. Sikora received a Bachelor’s of Science in Business Administration (Magna Cum Laude) and a Master’s of Science in Leadership, from Embry-Riddle Aeronautical University.

Information about our Directors:

Donald P. Monaco - Chairman

Donald P. Monaco has served as a member of the board of directors since August 2011 and Chairman of the Board since August 2018. Mr. Monaco served on the Verus International, Inc., formerly RealBiz Media Group, Inc., board of directors from October 2012 until April 2016, serving as Chairman of the Board from August, 2015. Mr. Monaco has served on the board of directors of Enderby Entertainment Inc. since March 2018, serving as its Chief Financial Officer since January, 2020. Mr. Monaco is the founder and owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport in Duluth, Minnesota serving airline, military, and general aviation customers since November 2005. Mr. Monaco has been appointed and reappointed by Minnesota Governors since 2009 to serve as a Commissioner of the Metropolitan Airports Commission in Minneapolis-St. Paul, Minnesota and currently serves as Chairman of the Operations, Finance and Administration Committee. Mr. Monaco was a Director at Republic Bank in Duluth, Minnesota between May 2015 until October 2019 and served as Vice Chairman of the Board, and subsequently serves on the Bell Bank Twin-Ports Market Advisory Board. Mr. Monaco is the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco spent over 18 years as a Partner and Senior Executive of the 28 years he served as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco holds B.S. and M.S. degrees in Computer Science Engineering from Northwestern University.

Director Qualifications:

We selected Mr. Monaco to serve on our Board because he brings a strong business background to the Company, and adds significant strategic, business and financial experience. Mr. Monaco’s business background provides him with a broad understanding of the issues facing us, the financial markets and the financing opportunities available to us.

Pasquale “Pat” LaVecchia - Director

Pasquale “Pat” LaVecchia has served as a member of the board of directors since 2011. Mr. LaVecchia is the Co-Chairman and CEO of Oasis Pro Markets, a FINRA member broker-dealer.  Previously he had been a founding principal and Managing Member of LaVecchia Capital LLC (“LaVecchia Capital”), a broker dealer, since 2009 and has over 25+ years of experience in the financial industry. Mr. LaVecchia has built and run several major Wall Street groups and has extensive expertise in capital markets, including initial public offerings, secondary offerings, raising capital for private companies and PIPEs as well as playing the leading role in numerous mergers, acquisitions, private placements and high yield transactions. Prior to forming LaVecchia Capital, Mr. LaVecchia ran several groups at major firms including: Managing Director and Head of the Private Equity Placement Group at Bear, Stearns & Company (1994 to 1997); Group Head of Global Private Corporate Equity Placements at Credit Suisse First Boston (1997 to 2000); Managing Director and Group Head of the Private Finance and Sponsors Group at Legg Mason Wood Walker, Inc (2001 to 2003); co-founder and Managing Partner of Viant Group (2003-2005) and Managing Director and Head of Capital Markets at FTN Midwest Securities Corp. (2005 to 2007). Mr. LaVecchia received his B.A., magna cum laude (and elected to Phi Beta Kappa), from Clark University and an M.B.A. from The Wharton School of the University of Pennsylvania with a major in Finance and a concentration in Strategic Planning. In the past, Mr. LaVecchia has served on several public company boards, including as Vice Chairman of InfuSystems, Inc. (INFU). Mr. LaVecchia is also currently a managing partner of Sapphire Capital Management. Mr. LaVecchia also sits on several private company boards, advisory boards and non-profit boards.

Director Qualifications:

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

Director Qualifications:

We selected Mr. Checkeris to serve on our Board because he brings to the board extensive knowledge of the media industry. Having served in senior corporate positions in many media related companies, Mr. Checkeris has a vast knowledge of the industry.

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

Director Qualifications:

The Company believes that Mr. Orange’s experience in corporate acquisitions and financing will assist the Company and qualifies him to be a member of the Board.

Rupert Duchesne, C.M. - Director

Mr. Rupert Duchesne, C.M., a resident of Toronto, Canada, is an independent director, corporate advisor, and is currently the CEO of Mattamy Ventures, part of Mattamy Asset Management. He served as Group Chief Executive and as a director of Aimia Inc (TSX:AIM), as the founding CEO, from June 2005 to May 2017. Through Mr. Duchesne’s stewardship Aimia grew from its carve-out as a division of Air Canada in 2002, the initial public offering as the Aeroplan Income Fund in 2005, conversion to corporate status as Groupe Aeroplan Inc. in 2008 and the re-branding of the Corporation as Aimia in 2011. Mr. Duchesne helped build Aimia into the world’s leading loyalty company with operations in 20 countries, more than 4,000 employees and many well-known brands such as Aeroplan, Nectar, Club Premier, and Air Miles Middle East. Previously, he joined Air Canada in 1996 as Vice-President of Marketing; he then served as Senior Vice President of International in 1999, and then Chief Integration Executive responsible for overseeing the integration of Air Canada and Canadian Airlines International. Prior to Air Canada, Mr. Duchesne served as Vice President and leader of the global Aviation Practice for Mercer Management Consulting (now Oliver Wyman) from 1994 to 1996. Earlier, Mr. Duchesne was an owner and director of LCB Consultants of London, England. He was previously a Director on the Boards of Mattamy Group Corporation, Alliance Atlantis and Dorel Industries. Mr. Duchesne is a Vice President of the Board of Trustees of the Art Gallery of Ontario, and Vice Chair of the Board of the Luminato Festival Toronto, and was previously Chair of the Brain Canada Foundation. Mr. Duchesne earned a Bachelor of Science (Hons) degree in Pharmacology from the University of Leeds and an M.B.A. from the Manchester Business School, both in the United Kingdom. Mr. Duchesne was appointed as a Member of the Order of Canada in 2016.

Director Qualifications:

The Company believes that Mr. Duchesne’s significant experience with public companies, loyalty companies and general corporate matters makes him a strong addition to the Board.

Robert “Jamie” Mendola, Jr. - Director

Robert “Jamie” Mendola, Jr. has served as the Head of Strategy and Mergers and Acquisitions at Mercer Park LP, a U.S. family office, with a focus on cannabis since January 2019. Mr. Mendola has nearly 20 years of experience as a public and private equity investor and has significant experience in negotiating merger and acquisitions transactions and travel industry investments.

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

Director Qualifications:

The Company believes that Mr. Mendola’s experience with mergers and acquisitions, private equity and public companies will be of significant use on the Board.

Alexandra C. Zubko - Director

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

Director Qualifications:

The Company believes that Ms. Zubko’s significant experience with online travel and the travel industry in general will be of significant use on the Board.

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

Risk Oversight

Effective risk oversight is an important priority of the board of directors. Because risks are considered in virtually every business decision, the board of directors discusses risk throughout the year generally or in connection with specific proposed actions. The board of directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company (the Company’s committees are described in greater detail below (under “Committees of the Board of Directors”)).

Family Relationships

None of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements Between Officers and Directors

There is no arrangement or understanding between our current directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs except as discussed below.

On or around February 22, 2021, each of the HotPlay Stockholders, and Ms. Nithinan Boonyawattanapisut, Mr. J. Todd Bonner, Mr. Athid Nanthawaroon and Mr. Komson Kaewkham, each nominees for appointment to the Monaker board of directors at the closing of the HotPlay Exchange Agreement, entered into a Voting Agreement with Mr. William Kerby, the Chief Executive Officer and director of Monaker and Mr. Donald P. Monaco, the Chairman of the board of directors of Monaker (the “Voting Agreement”). Pursuant to the Voting Agreement, each of the HotPlay Stockholders agreed to vote all voting shares of Monaker which they hold and may hold in the future (during the term of the agreement) to elect Mr. Kerby and Mr. Monaco to the board of directors of the Company, and each of the HotPlay nominees agreed to continue to nominate each of Mr. Kerby and Mr. Monaco to the board of directors of Monaker. The agreement continues in effect until the earlier of February 26, 2026, the date of both Mr. Kerby’s and Mr. Monaco’s death, or the date that both Mr. Kerby and Mr. Monaco have provided notice of termination to such HotPlay Stockholders.

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

Board of Directors Meetings

During the fiscal year that ended on February 28, 2021, the Board held 11 meetings, and took various other actions via the unanimous written consent of the board of directors and the various committees described above. All directors attended at least 75% of the board of directors’ meetings and committee meetings relating to the committees on which each director served during the 2020 fiscal year.

The Company held a virtual 2021 annual meeting on February 24, 2021, which was attended by Mr. Monaco, Mr. Kerby, Mr. Duchesne, Mr. Orange and Ms. Zubko. Each director of the Company has historically been expected to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance; however, due to COVID-19, some members of the board of directors were unable to attend the February 2021 meeting. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

 Director Independence

The board of directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with The NASDAQ Capital Market’s (“NASDAQ’s”) listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Simon Orange, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr., and Ms. Alexandra C. Zubko, are independent.

In accordance with NASDAQ requirements, our Board is comprised of a majority of independent directors and the Nominating and Corporate Governance, Compensation and Audit Committees are all comprised entirely of independent directors.

Committees of the Board

We currently maintain an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which have the committee members described below. We have also established a disclosure committee, comprised of senior executives, directors and employees who are actively involved in the disclosure process, to specify, coordinate and oversee the public disclosure of information regarding the Company, other than through periodic and current report filings with the SEC.

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William Kerby
Donald P. Monaco (1)
Pasquale “Pat” LaVecchia	X	C	M
Doug Checkeris	X		M	C
Simon Orange	X		M
Rupert Duchesne	X	M		M
Robert “Jamie” Mendola, Jr.	X		C	M
Alexandra C. Zubko	X	M

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

During the fiscal year ended February 28, 2021, the committee held four meetings.

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

During the fiscal year ended February 28, 2021, the committee held three meetings, and took various other actions via consent to actions without meetings.

The Compensation Committee Charter was filed as Exhibit 99.2 to the Current Report on Form 8-K which we filed with the SEC on April 25, 2017.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Robert “Jamie” Mendola, Jr. (Chairman), Pasquale “Pat” LaVecchia, Doug Checkeris, and Simon Orange, who are each independent members of our board of directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2020, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

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

During the fiscal year ended February 28, 2021, the committee held ten meetings and took various other actions via consent to actions without meetings.

The Nominating and Governance Committee Charter was filed as Exhibit 99.3 to the Current Report on Form 8-K which we filed with the SEC on April 25, 2017.

Stockholder Communications with the Board of Directors

In connection with all other matters other than the nomination of members of our board of directors (as described above), our stockholders and other interested parties may communicate with members of the board of directors by submitting such communications in writing to our Secretary, 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular member of the board of directors, the communication will be forwarded to a Board member to bring to the attention of the Board.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in the table set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Principal Stockholders, Directors and Management”, all of our Named Executive Officers and all of our directors are beneficial owners of stock of the Company.

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

Executive Officers and Directors of the Combined Company Following the HotPlay share exchange

Effective as of the closing of the HotPlay Share Exchange, (i) the officers of the combined company are expected to include Co-Chief Executive Officers (1) Mr. William Kerby (the Company’s current Chief Executive Officer) and (2) Ms. Nithinan Boonyawattanapisut (who will also become a member of the Company’s board of directors, a director of HotPlay and of Red Anchor Trading Corporation, a HotPlay Stockholder which is controlled by Ms. Boonyawattanapisut (“Red Anchor”), and the spouse of Mr. J. Todd Bonner (who will become a director of the Company following the closing as discussed below)); Mr. Mark Vange (the Chief Technology Officer of HotPlay) as Chief Technology Officer of the Company; Mr. Sirapop ‘Kent’ Taepakdee (the Company’s current Chief Financial Officer), as Chief Financial Officer of the Company; and Mr. Timothy Sikora (the Company’s current Chief Operating Officer and Chief Information Officer), as Chief Operating Officer and Chief Information Officer of the Company; and (ii) the combined company’s board directors will be comprised of nine members:

(1)	Mr. J. Todd Bonner (who is the Chairman and a director of HotPlay and the spouse of Ms. Boonyawattanapisut);
(2)	Ms. Nithinan Boonyawattanapisut;
(3)	Mr. Athid Nanthawaroon (who is a director of HotPlay and the Chief Executive Officer and director of Tree Roots Entertainment Group Co., Ltd., one of the HotPlay Stockholders); and
(4)	Mr. Komson Kaewkham (who is a Senior Vice President with DTGO Corporation Limited),

who have been designated by Red Anchor and the Axion Stockholders, and of whom Mr. Komson Kaewkham is anticipated to be ‘independent’;

(5)	Mr. Donald P. Monaco, the current Chairman of the Company; and
(6)	Mr. Kerby, the current Chief Executive Officer (who will become a Co-Chief Executive Officer following the closing),

who are both current members of the board of directors of Monaker (and were nominated by the board of directors), and of which Mr. Donald P. Monaco will be ‘independent’ under applicable NASDAQ rules; and

(7)	Mr. Simon Orange, a current member of the Board of the Company, who has been agreed to mutually by Red Anchor and the Company’s board of directors, and who is ‘independent’; and
(8)	Mr. Yoshihiro Obata, who has been agreed to mutually by Red Anchor and the Monaker board of directors, and will be ‘independent’; and

(9)	Ms. Stacey Riddell, who has been agreed to mutually by Red Anchor and the Monaker board of directors, and will be ‘independent’.

On April 7, 2021, each of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr. and Ms. Alexandra C. Zubko, each then members of the Board of Directors of the Company, provided letters of resignation to the Company, resigning as directors (and from any other positions they hold with the Company), with such resignations effective automatically as of the closing of the HotPlay Exchange Agreement.

Biographical information for each of the to be appointed officers of the Company and members of the board of directors of the Company following the closing of the HotPlay Exchange Agreement, are included in the Definitive Proxy Statement on Schedule 14A filed by the Company with the Securities and Exchange Commission on March 4, 2021.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during FYE February 28, 2021, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except that: Sirapop ‘Kent’ Taepakdee, our Chief Financial Officer, inadvertently failed to timely disclose one transaction on Form 4 and as a result one Form 4 was filed untimely; Rupert Duchesne, our director inadvertently failed to timely disclose two transactions on Form 4 and as a result two Form 4s were filed untimely; Alexandra Zubko, our director, inadvertently failed to timely disclose two transactions on Form 4 and as a result two Form 4s were filed untimely; Pasquale “Pat” LaVecchia, our director, inadvertently failed to timely disclose two transactions on Form 4 and as a result two Form 4s were filed untimely; Donald P. Monaco, our Chairman, inadvertently failed to timely disclose two transactions on Form 4 and as a result two Form 4s were filed untimely; Simon Orange, our director, inadvertently failed to timely disclose three transactions on Form 4 and as a result three Form 4s were filed untimely; Doug Checkeris, our director, inadvertently failed to timely disclose three transactions on Form 4 and as a result three Form 4s were filed untimely; and Robert “Jamie” Mendola, our director, inadvertently failed to timely disclose three transactions on Form 4 and as a result three Form 4s were filed untimely.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

Item 11. Executive Compensation

Summary Executive Compensation Table

   The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended February 28, 2021 and February 29, 2020 (Fiscal 2021 and Fiscal 2020, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2021 and Fiscal 2020, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards (1)		Option Awards	All Other Compensation		Total
William Kerby, CEO and Vice-Chairman of the Board	2021	$400,000	$—	$—		$—	$124,759	(2), (3), (9)	$524,759
	2020	$400,000	$—	$—		$—	$42,000	(2), (3)	$442,000

Sirapop “Kent” Taepakdee, VP of Finance and Chief Financial Officer (4)	2021	$157,834	$10,000	$64,850	(8)	$—	$11,211	(9)	$243,895
	2020	$64,917	$—	$—		$—	$—		$64,917
Timothy Sikora, COO and CIO (5)	2021	$200,000	$—	$36,300	(8)	$—	$7,762	(9)	$244,062
	2020	$75,769	$—	$31,800	(8)	$—	$—		$107,569
Omar Jimenez, Former CFO, COO and Director (6)	2020	$297,917	$—	$—		$—	$103,195	(7)	$401,112

*Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2)	William Kerby receives additional compensation in the form of a car allowance in the amount of $1,500 per month.
(3)	William Kerby received additional compensation in the form of a Merchant Banking Guarantee in the amount of $2,000 per month through November 1, 2018, when he began receiving $2,000 as a guaranty fee under his employment agreement, as discussed below.
(4)	Appointed as the principal financial officer and principal accounting officer of the Company on October 9, 2019, and as the Vice President of Finance, acting Chief Financial Officer (since Chief Financial Officer), Treasurer, and Secretary of the Company effective February 1, 2020.
(5)	Appointed as the Chief Operating Officer and the Chief Information Officer of the Company (executive positions) effective February 1, 2020. Served as the Chief Information Officer (non-executive) from October 9, 2019, to February 1, 2020, when he was appointed as an executive of the Company.
(6)	Resigned as Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary on January 17, 2020. Ceased serving as a member of the board of directors on August 15, 2019.
(7)	Represents cash-out of unused vacation time which had accrued as of Mr. Jimenez’s resignation, which was paid in the form of cash.
(8)	Represents the Stock Awards to Mr. Taepakdee for 27,500 shares, and to Mr. Sikora for 27,000 shares (12,000 in FY 2020 and 15,000 in FY 2021).
(9)	Includes cash-out of unused vacation time, which was paid in the form of cash, totaling $82,759 for Mr. Kerby, $11,211 for Mr. Taepakdee, and $7,762 for Mr. Sikora.

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

Additionally, in consideration for Mr. Kerby having entered into numerous personal guarantees with the Airline Reporting Commission, sellers of travel services, merchant providers, financial institutions, associations and service providers on behalf of the Company, the Company agreed that, for as long as Mr. Kerby is employed by the Company, provides services under the agreement and is willing to continue to support the Company in connection with such guarantees, he will receive a $2,000 per month guarantee fee. In the event Mr. Kerby resigns for Good Reason (defined below), or his employment is terminated by the Company, the Company agreed to eliminate any and all guarantees within thirty days, failing which, for each month the guarantees remain in place, the monthly guarantee fee will rise to $10,000 per month, until such time as the Company has assumed or terminated all such guarantees.

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

Sirapop “Kent” Taepakdee, Employment Agreement

 On January 30, 2020, Mr. Sirapop “Kent” Taepakdee entered into an employment agreement with the Company. Pursuant to Mr. Taepakdee’s employment agreement, he agreed to provide services to the Company as the VP of Finance and Chief Financial Officer.

Mr. Taepakdee receives a base salary payable in cash ($200,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the board of directors and subject to the Company meeting certain metrics as follows – Mr. Taepakdee is eligible, for a bonus of up to (a) 5,000 shares (or $5,000 dollars), upon completion of a review of, the improvement of, the Company’s financial reporting programs, payable in the discretion of the Chief Executive Officer; (b) 7,500 shares (or $10,000) in the event the Company meets certain metrics by June 30, 2020, including achieving a minimum level of gross monthly revenues or achieving an EBITDA profit in any month, payable in the discretion of the Chief Executive Officer; (c) 2,000 shares or $2,000 (in Mr. Taepakdee’s discretion), each quarter that Mr. Taepakdee works with the Chief Executive Officer in order to prepare presentations and other public relations items, payable in the discretion of the Chief Executive Officer; and (d) 3,000 shares (or $4,000) in the event the Company raises more than $3 million during the first 12 months of the agreement, payable in the discretion of the Chief Executive Officer. All shares earned in the first 12 months of the agreement are valued at $2.00 per share. Upon the mutual approval of the executive and the Company, Mr. Taepakdee’s salary may increase to no less than $150,000 per year after the first year.

On September 8, 2020, the Company issued Mr. Taepakdee an aggregate of 17,500 shares of common stock of the Company as a bonus in consideration for services rendered, which vested immediately upon issuance.

Effective on January 31, 2021, the compensation of Mr. Taepakdee was increased from $154,000 to $200,000 per year.

On February 12, 2021, the Company issued Mr. Taepakdee an aggregate of 10,000 shares of common stock of the Company as a bonus in consideration for services rendered, which vested immediately upon issuance.

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

On September 8, 2020, the Company issued Mr. Sikora an aggregate of 15,000 shares of common stock of the Company as a bonus in consideration for services rendered, which vested immediately upon issuance.

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

Donald P. Monaco, Guaranty Compensation Agreement

On October 31, 2018, and effective November 1, 2018, the Company entered into a Guaranty Compensation Agreement with Donald P. Monaco, the Chairman of the Company’s board of directors. Pursuant to the Guaranty Compensation Agreement and in consideration for Mr. Monaco previously providing a personal guaranty to a financial institution in connection with our line of credit with such financial institution, we agreed that for as long as Mr. Monaco continues to serve on the board of directors of the Company and continues to maintain the guaranty (and any future guarantees he may provide), we would pay him a $2,000 per month guarantee fee (the “Guarantee Fee”). In December 2020, the Company repaid its credit agreement with National Bank of Commerce (FKA: Republic Bank), which terminated Mr. Monaco’s guaranty and the Guaranty Compensation Agreement.

Payments Due Upon a Change of Control Under Employment Arrangements with Mr. Kerby, Mr. Taepakdee and Mr. Sikora and Certain Other Employees

As described in greater detail above, the employment agreements with Mr. William Kerby, our Chief Executive Officer, Mr. Sirapop “Kent” Taepakdee, our Chief Financial Officer and Mr. Timothy Sikora, our Chief Operating Agreement, include provisions which provide that, if such person’s employment with the Company is terminated within twenty-four months after a Change of Control (descried below)(or in the case of Mr. Kerby’s agreement, within twenty-four months after, or six months prior to, a Change of Control), then Monaker is required to pay such executives a severance payment:

●	As to Mr. Kerby, equal to (i) a lump sum payment in an amount equal to twelve months of his base salary at the then current rate (currently $400,000 per year); (ii) all amounts earned, accrued or owing through the date his employment is terminated but not yet paid; and (iii) continued participation in all employee benefit plans, programs or arrangements available to the Company executives in which he was participating on such date of termination of until the earliest of: (a) twelve months after the date of termination of employment; (b) the date the employment agreement would have expired but for the occurrence of the date of termination; or (c) the date, or dates, Mr. Kerby receives similar coverage under a subsequent employer plan. Such payment is required to be made in a lump sum on or before the date ending on the expiration of three months following the date of termination; and

●	As to Mr. Taepakdee and Mr. Sikora, a severance payment equal to twelve months salary ($200,000 as to Mr. Taepakdee and $200,000 as to Mr. Sikora), plus continued benefits equal to those provided prior to the Change of Control event for a period of six months.

For the purposes of the employment agreements, “Change of Control” (‘Change in Control’ under Mr. Kerby’s agreement) means (a) any entity or person who becomes either individually or, pursuant to an express agreement among all of the members of such group, as part of a “control group” (as such term is used in Section 13(d) of the Exchange Act) the beneficial owner of 50% or more of the Company’s voting securities (other than an employee, officer or stockholder of the Company as of the date of such applicable employment agreement) or (b) there is a liquidation of all or substantially all of the Company’s assets or the Company dissolves. We anticipate that the closing of the exchange agreements will constitute a Change of Control under the employment agreements.

It is also grounds for a “Good Reason” termination under each of the employment agreements of our officers if, in the case of Mr. Kerby’s agreement, without his consent, the Company materially reduces his title, duties or responsibilities and in the case of Mr. Taepakdee’s and Mr. Sikora’s employment agreements, there is a significant reduction of their duties, position or responsibilities relative to the their duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the executive from such position, duties and responsibilities.

Additionally, in the event Mr. Kerby resigns for Good Reason, we are required to immediately eliminate any and all guarantees which Mr. Kerby has provided on behalf of the Company (which total an aggregate of approximately $2 million as of the date of this Report), and in the event we are unable to eliminate all such guarantees within 30 days, we are required to pay Mr. Kerby $10,000 per month in guaranty fees (compared to $2,000 per month under the current terms of the employment agreement) until such time as such guarantees are eliminated. Finally, in the event Mr. Kerby resigns for Good Reason, Mr. Kerby is due the same severance compensation described above in connection with a Change of Control termination.

In the event Mr. Taepakdee or Mr. Sikora terminates his employment agreement for Good Reason, we are required to pay such applicable executive his salary and other benefits earned or accrued through the date of termination, and continue to pay them two additional months of salary.

Certain employment agreements of other non-executive officers of the Company contain similar provisions as Mr. Taepakdee’s and Mr. Sikora’s agreements discussed above.

There will be no changes to Mr. Kerby’s, Mr. Taepakdee’s or Mr. Sikora’s employment agreements in connection with the closing of the HotPlay Exchange Agreement and it is anticipated that each of such persons will, as part of such assumption, agree to waive any Change of Control or Good Reason termination rights associated with the share exchanges, the Change of Control associated therewith, provided that in the event any such persons refuse to waive such terms, the Company could owe such persons significant consideration upon a termination of their employment prior to, or subsequent to, the HotPlay Exchange Agreement.

Director Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our non-executive directors during the fiscal year ended February 28, 2021. Our executive directors do not receive compensation for their service on the board of directors separate from the compensation they receive as an executive officer of the Company, as described above.

Name	Fiscal Year	Fees Earned	Stock Awards*	Option Awards	All other Compensation		Total
Pasquale “Pat” LaVecchia, Director	2021	$—	$53,563	$—	$—		$53,563
Donald P. Monaco, Chairman	2021	$—	$64,275	$—	$18,000	(1)	$82,275
Doug Checkeris, Director	2021	$—	$53,563	$—	$—		$53,563
Simon Orange, Director	2021	$—	$42,850	$—	$—		$42,850
Rupert Duchesne, Director	2021	$—	$42,850	$—	$—		$42,850
Robert “Jamie” Mendola, Jr., Director	2021	$—	$53,563	$—	$—		$53,563
Alexandra C. Zubko, Director	2021	$—	$42,850	$—	$—		$42,850

No director received any Non-Equity Incentive Plan Compensation or Non-Qualified Deferred Compensation for the period above.

*	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(1)	Represents amounts paid under the Guaranty Compensation Agreement described above under “Donald P. Monaco, Guaranty Compensation Agreement”, which agreement was terminated automatically upon the repayment of the Company’s debt owed to National Bank of Commerce (FKA: Republic Bank) in December 2020.

Director Compensation Policy

The compensation payable to the board of directors currently consists solely of equity, and includes (a) compensation of 20,000 shares per year, issuable at the rate of 1/4th of such shares quarterly, to each non-executive member of the Board; (b) compensation of 5,000 shares per year, issuable at the rate of 1/4th of such shares quarterly, to each Chairperson of each Board committee of the Board; and (c) compensation of 10,000 shares per year, issuable at the rate of ¼th of such shares quarterly (provided that compensation for the 2022 fiscal year were issued in April 2021, and vest at the rate of 1/4th of such shares quarterly), to the Chairman of the Board, each under the terms of the Plan (collectively, the “Board Compensation Terms”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders, Directors and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 29, 2021 (the “Date of Determination”), by (i) each Named Executive Officer, (ii) each member of our board of directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our capital stock, and (iv) all of our executive officers and directors as a group.

 Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon conversion of a convertible security) within 60 days of the Date of Determination. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

The Company’s Series B Preferred Stock and Series C Preferred Stock is non-voting, and is not convertible into common stock until the HotPlay Exchange Agreement has closed, the timing of which is unknown, and as such, the ownership of such preferred stock has not been included in the table below.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock (2)
Executive Officers and Directors
William Kerby	2,999,072	(3)(4)	12.7%
Sirapop “Kent” Taepakdee	27,500		*
Tim Sikora	27,000		*
Donald P. Monaco	1,994,034	(5)	8.5%
Simon Orange	481,649	(6)	2.0%
Pasquale “Pat” LaVecchia	177,232		*
Doug Checkeris	161,250		*
Rupert Duchesne	50,833		*
Robert “Jamie” Mendola, Jr.	526,439		2.2%
Alexandra C. Zubko	47,055		*

All Executive Officers and Directors as a Group (10 persons)	6,492,064		27.7%

5% Stockholders

IDS, Inc. (7)	1,968,000	(4)	8.4%

* Less than 1%.

(1)	Includes options, warrants and convertible securities exercisable or convertible for common stock within 60 days of the Date of Determination.

(2)	Before offering percentages are based on 24,454,203 shares of common stock outstanding as of the Date of Determination.

(3)	William Kerby holds 670,872 shares of common stock and warrants to purchase 15,300 shares of common stock of the Company individually. Mr. Kerby is deemed to own 80,000 shares held by In-Room Retail Systems, LLC, which entity he owns. On April 7, 2021, the board of directors of the Company, consistent with Mr. Kerby’s employment agreement, which provides for Mr. Kerby to receive a base salary of $400,000 per year, and an annual bonus payable at the discretion of the board of directors, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals), and other bonuses which may be granted from time to time in the discretion of the board of directors, agreed to award Mr. Kerby a discretionary bonus for fiscal 2021 of $400,000, which is payable in cash or shares of common stock, at Mr. Kerby’s option, under the Company’s Amended and Restated 2017 Equity Incentive Plan (the “Plan”), with a conversion price of $3.02 per share, the closing sales price of the Company’s common stock on the date the board of directors approved such bonus. If Mr. Kerby exercises his right to receive the entire bonus in shares of common stock, he would be due 132,450 shares of common stock, which shares of common stock are included in his beneficial ownership above. Does not include any shares of common stock issuable upon conversion of that certain Convertible Promissory Note in the amount of $430,889, which accrues interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Note is convertible, at the option of the holder thereof, into shares of the Company’s common stock, at any time beginning seven days after the date the HotPlay Exchange Agreement closes and prior to the payment in full of such Convertible Promissory Note by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes. The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default. As the closing date of the HotPlay Exchange Agreement is currently unknown, such shares of common stock issuable upon conversion of the Convertible Promissory Note has not been included in the shareholders beneficial ownership in the table above.

(4)	Effective on May 18, 2021, IDS entered into a Shareholder Voting Representation Agreement with Mr. Kerby. Pursuant to the Shareholder Voting Agreement, IDS provided Mr. Kerby the right to, and an irrevocable proxy to, vote all of the IDS Shares held by IDS at any meeting of stockholders of the Company and/or via any written consent of stockholders of the Company. The Shareholder Voting Agreement remains in place until the earlier of the fifth anniversary of the Shareholder Voting Agreement; the disposition of the IDS Shares pursuant to the IP Purchase Amendment; a change of control of Monaker resulting in persons prior to such transaction obtaining more than 50% voting control of the Company following such transaction; the sale of all or substantially all of the assets of the Company; or termination of the agreement by Mr. Kerby. Mr. Kerby may also assign his rights under the agreement to another party and/or the Company may assign Mr. Kerby’s rights under the agreement if Mr. Kerby is unable to make such assignment due to his death or disability. Mr. Kerby was provided the voting rights as the shareholder representative of, and for the benefit of, the Company. The 1,968,000 shares of common stock are included both in Mr. Kerby’s ownership above, due to his rights to vote such shares, and IDS’ ownership above, because IDS has the power to dispose of such shares, subject to certain contractual lockup rights.

(5)	Donald P. Monaco beneficially owns (i) 934,224 shares of common stock owned by the Donald P. Monaco Insurance Trust (the “Trust”), and (ii) 822,302 shares are beneficially owned by Monaco Investment Partners II, LP (“MI Partners”). Mr. Monaco also individually owns 237,508 shares of common stock of the Company. Mr. Monaco is the managing general partner of MI Partners and trustee of the Trust. Mr. Monaco disclaims beneficial ownership of all shares held by the Trust and MI Partners in excess of his pecuniary interest, if any. Does not include any shares of common stock issuable upon conversion of that certain Convertible Promissory Note in the amount of $585,425, which accrues interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Note is convertible, at the option of the holder thereof, into shares of the Company’s common stock, at any time beginning seven days after the date the HotPlay Exchange Agreement closes and prior to the payment in full of such Convertible Promissory Note by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes. The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default. As the closing date of the HotPlay Exchange Agreement is currently unknown, such shares of common stock issuable upon conversion of the Convertible Promissory Note has not been included in the shareholders beneficial ownership in the table above.

(6)	Simon Orange holds 234,542 shares of common stock individually. Mr. Orange is deemed to own 186,557 shares of common stock and warrants to purchase 60,550 shares of common stock of the Company held by Charcoal Investment LTD, which entity he owns.

(7)	Address: 21781 Ventura Blvd Ste. 231, Woodland Hills, California 91634. The shares held in the name of IDS, Inc. are beneficially owned by Ari Daniels, the Chief Executive Officer of IDS, Inc. (“IDS”). Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement. Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000, payable by way of an initial payment of $500,000, and twelve monthly payments of approximately $195,833, with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment, which has been made to date. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of Monaker or a third-party), for the benefit of Monaker, which shall be treated for all purposes as a payment by Monaker. As consideration for such Paying Party making such payment on behalf of Monaker, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.6888 as to the first $500,000 payment (which payment has been made, but which shares have not been transferred to the Company to date), and 0.691 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares).Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment as discussed above by Monaker (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company. Until such time as the IDS Shares are no longer held by IDS, IDS agreed not to transfer or encumber any of such shares, except pursuant to the terms of the IP Purchase Amendment. See also Footnote (4).

Changes in Control

The Company is not currently aware of any arrangements which may at a subsequent date result in a change of control of the Company, except that as in connection with the Share Exchanges, as discussed above under “Item 1. Business—Recent Material Events—HotPlay and Axion Share Exchanges”, which provide that, upon the closing of the HotPlay Share Exchange, the former HotPlay Stockholders will be issued 52,000,000 shares of the Company’s common stock in exchange for 100% of the outstanding shares of HotPlay, and the outstanding shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock (certain of which are also HotPlay Stockholders) will automatically convert into an aggregate of 11,246,200 shares of our common stock, which will result in such former HotPlay Stockholders obtaining voting control over the Company.

As part of the closing of the HotPlay Share Exchange, and effective upon the closing of such HotPlay Share Exchange, the board of directors will consist of a combination of current members and new members of the board of directors, subject to the terms of the HotPlay Exchange Agreement as may be amended from time to time.

The closing of the HotPlay Share Exchange is subject to customary closing conditions as discussed above.

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

On April 7, 2021, stockholders approved the adoption of the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which is intended to secure for the Company and its affiliates the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the company and its affiliates, all of whom are and will be responsible for the Company’s future growth. The 2021 Plan is designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates. Awards under the Plan may be made to an eligible person in the form of (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) performance shares; or (vi) any combination of the foregoing. The shares eligible for future awards under the 2021 will be equal (i) 15% of the Company’s total outstanding shares of common stock of the Company outstanding immediately after the closing of the HotPlay Share Exchange and conversion of the Axion preferred stock, and (ii) an annual increase on April 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the board of directors or the compensation committee of the Company on or prior to the applicable date, equal to the lesser of (A) 5% of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 5,000,000 shares of common stock; and (C) such smaller number of shares as determined by the board of directors or Compensation Committee (the “Share Limit”), also known as an “evergreen” provision.

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of February 28, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of February 28, 2021	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,336,279
Equity compensation plans not approved by security holders	206,720	$3.10	—
Total	206,720	$3.10	1,336,279

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”, “Employment and Compensation Agreements”, and “Director Compensation”, which information is incorporated by reference where applicable in this “Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2019, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2021 and 2020, and in which any Related Person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. “Related Persons” include each of our “Named Executive Officers” as defined under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”, above, each person who was serving on our board of directors as of the date that the related party transaction occurred, and IDS, Inc., which is a greater than 5% shareholder of the Company.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of August 21, 2020, May 31, 2020, February 29, 2020 and February 28, 2019. These dividends were payable when and if declared by the board of directors. The dividends were owed to an entity controlled by Donald P. Monaco, our Chairman, and William Kerby, our CEO and a director. On April 8, 2021, the Company entered into an Exchange Agreement with William Kerby, its Chief Executive Officer and director and Monaco Investment Partners II, LP (“MI Partners”), of which Donald P. Monaco is the managing general partner and the Chairman of the board of directors of the Company (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the terms of which were approved by the board of directors of the Company, Mr. Kerby and MI Partners exchanged their right to an aggregate of $1,016,314 in accrued dividends (the “Accrued Dividends”) which had accrued on the Company’s outstanding Series A Preferred Stock, which had been held by Mr. Kerby and MI Partners prior to the conversion of such Series A Preferred Stock into common stock of the Company in August 2017, for Convertible Promissory Notes. Specifically, Mr. Kerby exchanged rights to $430,889 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $430,889 and MI Partners exchanged rights to $585,425 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $585,425 (the “Convertible Promissory Notes”).

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the Closing Date (defined below) and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes. The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default.

On October 29, 2019, the Company entered into Promissory Notes with Robert “Jamie” Mendola, Jr. (a Director of the Company) and Pasquale “Pat” LaVecchia (a Director of the Company) in the amounts of $150,000 and $25,000, respectively (the “Director Notes”). The Director Notes have an interest rate of 12% per annum (18% upon the occurrence of an event of default) and were originally due and payable on February 1, 2020, but were subsequently extended as discussed below, provided that the notes may be prepaid at any time without penalty (provided that all interest that would have been due had the notes remained outstanding through maturity must be paid at the time of repayment). The Company paid a 2% original issue discount in connection with the notes.

On December 9, 2019, the Company entered into an Amended and Restated Promissory Note with the Monaco Trust, in the amount of up to $2,700,000 (the “Revolving Monaco Trust Note”). The Revolving Monaco Trust Note amended and restated a previous promissory Note entered into by the Company in favor of the Monaco Trust on February 4, 2019 (the 2019 Monaco Trust Note discussed above), in the amount of up to $700,000, which had a balance as of December 9, 2019 of $700,000. On the same date, the Company borrowed $200,000 from the Monaco Trust under the Revolving Monaco Trust Note. On December 27, 2019 and February 12, 2020, the Company borrowed an additional $300,000 and $200,000, respectively, from the Monaco Trust under the Revolving Monaco Trust Note, which had a balance of $1,200,000 as of February 29, 2020.

On January 22, 2020, the Company entered into Stock Purchase Agreements with William Kerby, the Chief Executive Officer and director of the Company (“Kerby”), (the “Purchaser” and the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Company agreed to sell the Purchaser 1,562,500 shares of restricted Series A Convertible Preferred Stock of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”), which the Company then held (out of the 31,970,101 shares of Series A Convertible Preferred Stock of Verus which the Company then held) for an aggregate of $25,000, or $0.016 per share. The purchase price for the Verus shares was determined by the Board of Directors of the Company, based on among other things, the recent trading prices of Verus’ common stock on the OTCQB Market, as publicly reported. The sale contemplated by the Stock Purchase Agreement closed on January 22, 2020.

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

On April 17, 2020, the Company paid off the Promissory Note with Pasquale “Pat” LaVecchia, a member of the board of directors, in the amount of $26,225 (the principal of $25,000 and the interest of $6,225).

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS (a greater than 5% stockholder of the Company) and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 shares of common stock disclosed above to the Company and preventing such persons from selling or transferring any shares, seeks damages from the defendants, rescission of the IP Purchase Agreement pursuant to which the shares were issued, attorneys fees and other amounts. The complaint was filed as a result of IDS’s failure to deliver certain intellectual property assets which were acquired by the Company from IDS in August 2019, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder.

On March 13, 2020 and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust. On June 9, 2020 and June 10, 2020, the Company borrowed an additional $300,000 and $50,000, respectively, from the Monaco Trust. On July 7, 2020 and July 20, 2020, the Company borrowed an additional $250,000 and $50,000, respectively, from the Monaco Trust. On July 27, 2020, the Company paid principal of $50,000 and accrued interest of $49,784. On September 22, 2020, the Company made a payment of $200,000 under the Revolving Monaco Trust Note, including $142,408 of principal and $57,592 of interest owed thereunder.

On May 1, 2020, the Company paid off the Promissory Note with Robert “Jamie” Mendola, Jr., in the amount of $157,595 (the principal of $150,000 and the interest of $7,595).

On June 9, 2020, June 10, 2020, July 7, 2020, we borrowed an additional $300,000, $50,000 and $250,000 from the Monaco Trust under the Revolving Monaco Trust Note.

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

On December 1, 2020, the Company paid $800,000 of principal and interest due under the Revolving Trust Note.

The Revolving Trust Note was subsequently repaid in full in December 2020, with funds raised through our December 2020 underwritten offering.

On September 8, 2020, the Company issued Sirapop “Kent” Taepakdee, then Acting Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer) and Timothy Sikora, the Chief Operating Officer and Chief Information Officer of the Company, an aggregate of 17,500 and 15,000 shares of common stock of the Company, respectively, as a bonus in consideration for services rendered. The issuances were authorized by the board of directors and the Compensation Committee of the board of directors of the Company, and granted under the Company’s 2017 Amended and Restated Equity Incentive Plan. The shares vested immediately upon issuance.

On September 1, 2020, the Company entered into a consulting agreement with Beachfront Travel Consulting LLC for their services and expertise in Call Center and Sales Operations. The consultant agreed to assist the Company in the development and design of a Call Center Operation to support the Company’s brand. The Company agreed to pay the consultant compensation of 1,500 restricted shares of common stock per month, with a price equal to the closing price on the last day of the month and the consultant agreed to advise the Company on policies and procedures, performance metrics and reporting, operational standards and training of call center staff. The Company issued the consultant 1,500 shares of restricted common stock for the month of December 2020. The agreement was terminated on December 7, 2020, and the parties entered into as a new consulting agreement, with an annual fee of $110,000 instead of the 1,500 per month stock compensation. A consultant to Beachfront is Beth Sikora, the wife of the COO of the Company, Tim Sikora. The agreement provides that Mrs. Sikora will manage the Consumer Programs and Call Center operations based on her experience and background.

On November 16, 2020, the Company acquired 100% of Longroot, which was in turn owned 57% of Longroot Cayman. Longroot Cayman owned 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders) of Longroot Thailand, provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.  Subsequent to this acquisition, the Company signed a service contract with Atato, an IT provider of cryptocurrency website maintenance.  As of November 30, 2020, Miss Worapin Tatun, wife of the CEO of Atato and Mr. Pongsabutra Viraseranee, an employee and developer employed by Atato, both are minority shareholders of Longroot Thailand with a 25.5% interest of preferred stock in Longroot Thailand each.

In December 2020 and January 2021, Sabby Management, LLC, which previously filed a Schedule 13G with the SEC disclosing its ownership of over 5% of our outstanding shares of common stock, exercised warrants to purchase 125,000 shares of our common stock with an exercise price of $2.00 per share, paid the aggregate $250,000 exercise price for such shares, and was issued 125,000 shares of common stock, which were covered under a registration statement filed under the Securities Act. Sabby is no longer a greater than 5% shareholder of the Company.

On April 7, 2021, each of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr. and Ms. Alexandra C. Zubko, each then members of the board of directors of the Company, provided letters of resignation to the Company, resigning as directors (and from any other positions they hold with the Company), with such resignations effective automatically as of the closing of the HotPlay Exchange Agreement.

Such resignations were solely in connection with the required terms and conditions of the HotPlay Exchange Agreement, which requires that the board of directors of the Company at the closing thereof increase to nine members, with four appointed by HotPlay, two appointed by Monaker, and three appointed mutually by Monaker and HotPlay.

Also on April 7, 2021, the board of directors of the Company ratified the current compensation payable to members of the board of directors, which provides that each non-executive member of the Board be paid (a) compensation of 20,000 shares per year; (b) compensation of 5,000 shares per year, if they are the chairperson of any committee of the board of directors; and (c) compensation of 10,000 shares per year, to the Chairman of the Board (collectively, the “Board Compensation Terms”), except that all shares due to the Directors serving as of March 1, 2021, for the fiscal year ending February 28, 2022, were agreed to be issued up front and to be fully-vested/earned on the date of grant, instead of vesting over time, as previously awarded. In total, an aggregate of 165,000 shares of common stock were issued to the non-executive directors on April 8, 2021 for compensation for fiscal 2022 (such shares, the “Fiscal 2022 Board Compensation Shares”). The Fiscal 2022 Board Compensation Shares were issued under the Company’s Amended and Restated 2017 Equity Incentive Plan (the “Plan”).

On April 7, 2021, the Company entered into a Lock-Up Agreement with each of the non-executive members of the board of directors. Pursuant to the Lock-Up Agreements, each non-executive director agreed not to transfer, sell, pledge or assign any of their applicable Fiscal 2022 Board Compensation Shares until March 1, 2022.

On April 7, 2021, the board of directors of the Company, consistent with the employment agreement of Mr. William Kerby, the Chief Executive Officer of the Company, which provides for Mr. Kerby to receive a base salary of $400,000 per year, and an annual bonus payable at the discretion of the board of directors, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals), and other bonuses which may be granted from time to time in the discretion of the board of directors, agreed to award Mr. Kerby a discretionary bonus for fiscal 2021 of $400,000, which is payable in cash or shares of common stock, at Mr. Kerby’s option, under the Plan, with a conversion price of $3.02 per share, the closing sales price of the Company’s common stock on the date the board of directors approved such bonus. If Mr. Kerby exercises his right to receive the entire bonus in shares of common stock he would be due 132,450 shares of common stock.

On August 15, 2019, the Company entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS” and the “IP Purchase Agreement”). Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, the Company issued IDS 1,968,000 shares of restricted common stock (the “IDS Shares”) valued at $2.50 per share, or $4,920,000 in aggregate.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and TD Assets Holding, LLC (“TD Asset”), Navarro McKown, Aaron McKown and Ari Daniels (“Daniels”), which parties are affiliated with IDS, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. CACE-20-007088). Pursuant to the complaint, the Company alleged causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and sought a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 IDS Shares issued pursuant to the terms of the IP Purchase Agreement and preventing such persons from selling or transferring any IDS Shares, sought damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts. The defendants subsequently filed various counterclaims against the Company.

The complaint was filed because of IDS’s failure to deliver the IP Assets, certain other actions of IDS and the other of the defendants which the Company alleged constituted fraud. The Company sought to unwind the IP Purchase Agreement and sought damages for the Company due to IDS’s and the other defendants’ breaches thereunder. IDS, through its counsel, sent a letter threatening to bring a shareholders’ derivative action and/or direct suit against the Company. In response to such letter, the board of directors empowered the governance committee to conduct an investigation into the claims. The results of the investigation, conducted by several law firms, were presented to the Board and the Board concluded that no fraudulent activities occurred. The investigation concluded in October 2020.

On April 29, 2020, the Company filed a Verified Motion for Temporary Injunction (the “Injunction Motion”). Defendants IDS, TD Assets, and Ari Daniels filed an answer, affirmative defenses, and counterclaims (the “Answer and Counterclaim”). The Answer and Counterclaim included alleged breach of contract and tort claims against the Company. On September 17, 2020, the Company moved to strike the affirmative defenses and dismiss the counterclaims. On October 15, 2020, defendants IDS, TD Assets, and Ari Daniels filed an amended Answer and Counterclaim, including alleged breach of contract, tort, and federal securities claims against the Company, Mr. William Kerby, our Chief Executive Officer and an employee of the Company.

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

The remaining parties to the litigation subsequently attempted to mediate their pursuant to a court ordered mediation in February 2021.

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (the “IP Purchase Amendment”). Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000 (the “Payment”), payable by way of an initial payment of $500,000, which has been paid to date, and twelve monthly payments of approximately $195,833 (collectively, the “Required Payments”), with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of Monaker or a third-party) (a “Paying Party”), for the benefit of Monaker, which shall be treated for all purposes as a payment by Monaker. As consideration for such Paying Party making such payment on behalf of Monaker, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.6888 as to the first $500,000 payment (which payment has been made, but which shares have not been transferred to the Company to date), and 0.691 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares).

In the event the Company fails to make any payment timely, and the Company does not cure such default within seven days of written notice of default being provided by IDS, IDS is entitled to entry of a default judgment against the Company in the amount of the differential, if any, between the realized value of the IDS Shares upon the future sale thereof in the open market by IDS, and the unpaid amount of any payment due. In the event of any such default, IDS will be entitled to attorneys’ fees incurred to obtain said judgment.

Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment as discussed above by Monaker (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company.

Until such time as the IDS Shares are no longer held by IDS, IDS agreed not to transfer or encumber any of such shares, except pursuant to the terms of the IP Purchase Amendment.

IDS also agreed to transfer certain unbranded travel videos back to the Company which were previously purchased by IDS from Monaker, pursuant to the IP Purchase Agreement.

A further requirement of the IP Purchase Amendment was that IDS enter into a Shareholder Voting Representation Agreement with William Kerby, our Chief Executive Officer and director (the “Shareholder Voting Agreement”), which was entered into effective on May 18, 2021. Pursuant to the Shareholder Voting Agreement, IDS provided Mr. Kerby the right to, and an irrevocable proxy to, vote all of the IDS Shares held by IDS at any meeting of stockholders of the Company and/or via any written consent of stockholders of the Company. The Shareholder Voting Agreement remains in place until the earlier of the fifth anniversary of the Shareholder Voting Agreement; the disposition of the IDS Shares pursuant to the IP Purchase Amendment; a change of control of Monaker resulting in persons prior to such transaction obtaining more than 50% voting control of the Company following such transaction; the sale of all or substantially all of the assets of the Company; or termination of the agreement by Mr. Kerby. Mr. Kerby may also assign his rights under the agreement to another party and/or the Company may assign Mr. Kerby’s rights under the agreement if Mr. Kerby is unable to make such assignment due to his death or disability. Mr. Kerby was provided the voting rights as the shareholder representative of, and for the benefit of, the Company.

Also effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, entered into a Confidential Settlement Agreement and Mutual Release, whereby (a) we provided a general release to IDS, TD Asset and Mr. Daniels, and (b) IDS, TD Asset and Mr. Daniel provided a general release to us; the parties agreed to file a Joint Notice of Voluntary Dismissal to dismiss the pending lawsuit discussed above; and the parties agreed that a prior Web Based Booking Engine Development Agreement dated October 24, 2017, was terminated.

We expect the parties to the litigation above to file a joint notice for voluntary dismissal of the lawsuit shortly after the date of this Report.

Review and Approval of Related Party Transactions

The Audit Committee of the board of directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and approval, will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

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

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit and merger and acquisition related services performed by TPS Thayer, LLC (“TPS”) and other professional firms for the audit of our annual financial statements, review of our quarterly financial statements, and all merger and acquisition related activities from September 19, 2020 for the years ended February 28, 2021 and February 29, 2020.

Prior to the appointment of TPS, Thayer O’Neal Company, LLC, served as our independent audit firm from May 16, 2019 to September 19, 2020, and audited our financial statements for the years ended February 29, 2020 and February 28, 2019.

	TPS		Others
	2021	2020	2021	2020
Audit Fees(1)	$39,500	$—	$48,500	89,000
Audit-Related Fees(2)		—	—	—
M&A Fees(3)	10,000	—	—	—
All Other Fees(4)	17,000	—	20,000	—
Total	$66,500	$0	$68,500	89,000

(1)	Audit fees include professional services rendered for (1) the audit of our annual financial statements for the fiscal years ended February 28, 2021 and February 29, 2020 and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Fees include professional services relating to merger and acquisition related activities.

(4)	Other fees include professional services for review of various filings and issuance of consents.

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by TPS for fiscal 2021 and from Thayer O’Neal Company, LLC for fiscal 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	All Financial Statements

(2)	Consolidated Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits

			Incorporated By Reference
Exhibit No.	Description	Furnished or Filed	Form	Exhibit	Filing Date	File No.
		Herewith
1.1	Underwriting Agreement, dated December 28, 2020, by and between Monaker Group, Inc., Kingswood Capital Markets, division of Benchmark Investments, Inc. and Aegis Capital Corp.		8-K	1.1	12/31/2020	001-38402
1.2	Underwriting Agreement, dated May 13, 2021, by and between Monaker Group, Inc. and Kingswood Capital Markets, division of Benchmark Investments, Inc.		8-K	1.1	5/18/2021	001-38402

2.1+	Intellectual Property Purchase Agreement by and between Monaker Group, Inc., as Buyer and IDS Inc., as Seller, dated August 15, 2019	8-K	2.1	8/22/2019	001-38402
2.2+	Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated as of July 21, 2020	8-K	2.1	7/23/2020	001-38402
2.3	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020	8-K	2.2	10/29/2020	001-38402
2.4	Second Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated November 12, 2020	8-K	2.3	11/18/2020	001-38402
2.5	Third Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated January 6, 2021	8-K	2.4	1/11/2021	001-38402
2.6+	Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of July 21, 2020	8-K	2.2	7/23/2020	001-38402
2.7	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020	8-K	2.4	10/29/2020	001-38402

2.8+	Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of November 12, 2020	8-K	2.6	11/18/2020	001-38402
2.9	Stock Purchase Agreement dated November 2, 2020, by and between Dr. Jason Morton (seller), Monaker Group, Inc. (purchaser), and Longroot, Inc., for certain limited purposes	8-K	2.1	11/19/2020	001-38402
2.10	December 11, 2020 Letter Agreement between Monaker Group, Inc. and Dr. Jason Morton relating to the November 2, 2020 Stock Purchase Agreement	8-K	2.2	12/18/2020	001-38402
2.11	First Amendment to Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of January 6, 2021	8-K	2.7	1/11/2021	001-38402
2.12	Fourth Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated February 22, 2021	8-K	2.5	2/26/2021	001-38402

2.13	Amendment to Intellectual Property Purchase Agreement by and between Monaker Group, Inc., IDS, Inc. a/k/a IDS International Inc. a/k/a Internet Distribution Systems a/k/a International Distribution Systems, TD Asset Holdings, LLC, and Ari Daniels, dated effective May 18, 2021	8-K	2.2	05/21/2021	001-38402
2.1	Articles of Incorporation of Maximum Exploration Corporation	SB-2	3.1	8/14/2006	333-136630
2.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)	S-1/A	3.1.2	3/12/2009	333-154177
2.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.3	9/25/2017	333-220619
2.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.4	9/25/2017	333-220619
2.5	Certificate of Change Filed Pursuant to NRS 78.209	8-K	3.1	5/21/2012	000-52669
2.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.6	9/25/2017	333-220619
2.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split	8-K	3.1	6/26/2015	000-52669

2.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.	8-K	3.1	7/9/2013	000-52669
2.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009	S-1	3.6	9/23/2016	333-213753
2.10	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018	8-K	3.1	2/12/2018	000-52669
2.11	Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 13, 2020	8-K	3.1	11/18/2020	001-38402
2.12	Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 13, 2020	8-K	3.2	11/18/2020	001-38402
2.13	Amended and Restated Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on January 8, 2021	8-K	3.1	1/11/2021	001-38402

2.14	Operating Agreement of NextTrip Holdings, LLC	8-K	3.1	1/13/2021	001-38402
2.15	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669
4.1	Description of Registrant’s Securities	10-K	4.1	5/29/2020	001-38402
10.1	Form of Warrant (February and March 2017 Subscriptions)	8-K	10.2	3/10/2017	000-52669
10.2	$750,000 Promissory Note dated May 16, 2016, between Crystal Falls Investments, LLC as borrower and the Company as Lender	10-K	10.35	2/28/2017	000-52669
10.3	$2.9 million Secured Convertible Promissory Note dated August 31, 2017, by Bettwork Industries Inc., as borrower in favor of Monaker Group, Inc., as payee	8-K	10.3	9/5/2017	000-52669
10.4	Assignment and Novation Agreement dated and effective August 31, 2017, by and between Monaker Group, Inc., Crystal Falls Investments, LLC, and Bettwork Industries Inc.	8-K	10.4	9/5/2017	000-52669
10.5	$1.6 Million Secured Convertible Promissory Note owed by Bettwork Industries Inc. to Monaker Group, Inc.	8-K	10.5	6/6/2018	001-38402
10.6	Debt Conversion Agreement Between Monaker Group, Inc. and Bettwork Industries Inc. dated July 3, 2018	8-K	10.1	7/6/2018	001-38402

10.7	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018)	8-K	4.1	10/2/2018	001-38402
10.8***	Employment Agreement dated October 31, 2018, by and between Monaker Group, Inc. and William Kerby	8-K	10.1	11/2/2018	001-38402
10.9	Amended Promissory Note in the amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 19, 2018	10-Q	10.13	11/30/2018	001-38402
10.10	Form of First Amendment to Securities Purchase Agreement and Warrants dated January 15, 2019, by and between Monaker Group, Inc. and the investors party thereto	10-Q	10.14	11/30/2018	001-38402
10.11***	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Stock Option Award	S-8	4.2	1/25/2019	333-229370
10.12***	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Restricted Stock Grant Agreement	S-8	4.3	1/25/2019	333-229370
10.13	First Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated March 12, 2019 and effective February 28, 2019	8-K	10.2	3/15/2019	001-38402
10.14***	Amended and Restated Monaker Group, Inc. 2017 Equity Incentive Plan	8-K	10.1	8/19/2019	001-38402

10.15#	Asset Management Services Agreement by and between TD Assets Holding, LLC, as Operator, and Monaker Group, Inc., as Owner, dated August 15, 2019	8-K	10.1	8/22/2019	001-38402
10.16	Second Amendment to Amended Promissory Note in the original amount of $230,000, by Bettwork industries Inc., as borrower and Monaker Group, Inc., as lender, dated October 10, 2019 and effective August 31, 2019	10-Q	10.4	10/15/2019	001-38402
10.17***	$2,700,000 Amended and Restated Promissory Note dated December 9, 2019, entered into by Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	10-Q	10.1	12/9/2019	001-38402
10.18	Business Loan Agreement dated January 7, 2020, by and between Monaker Group, Inc. and National Bank of Commerce, formerly Republic Bank, Inc.	10-Q	10.11	1/13/2020	001-38402
10.19***	First Amendment to Amended and Restated Promissory Note dated January 29, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.2	1/31/2020	001-38402
10.20***	Second Amendment to Amended and Restated Promissory Note dated March 27, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.3	3/30/2020	001-38402
10.21	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce dated May 7, 2020	8-K	10.1	5/13/2020	001-38402

10.22	$176,534 U.S. Small Business Administration Paycheck Protection Plan Note dated May 8, 2020	8-K	10.2	5/13/2020	001-38402
10.23#***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Sirapop “Kent” Taepakdee	10-Q	10.61	5/29/2020	001-38402
10.24#***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Timothy Sikora	10-Q	10.62	5/29/2020	001-38402
10.25	First Amendment to Promissory Note dated April 16, 2020 and effective April 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	10-Q	10.11	7/13/2020	001-38402
10.26	Form of Share Purchase Agreement, dated July 24, 2020, by and between the Company and the Purchaser thereunder	8-K	10.1	7/27/2020	001-38402
10.27	$300,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated as of September 1, 2020	8-K	10.1	9/8/2020	001-38402
10.28	$700,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 18, 2020	8-K	10.1	9/24/2020	001-38402
10.29	$1,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 30, 2020	8-K	10.1	10/1/2020	001-38402
10.30	Second Amendment to Promissory Note dated September 15, 2020 and effective August 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	10-Q	10.16	10/15/2020	001-38402

10.31	$400,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of November 3, 2020	8-K	10.1	11/6/2020	001-38402
10.32***	Third Amendment to Amended and Restated Promissory Note dated November 6, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.5	11/6/2020	001-38402
10.33	Common Stock Purchase Warrant dated November 16, 2020 (exercisable upon certain events for 1,914,250 shares of common stock and granted to Cern One Limited)	8-K	10.1	11/18/2020	001-38402
10.34***	Fourth Amendment to Amended and Restated Promissory Note dated November 16, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.5	11/19/2020	001-38402
10.35+	Note Purchase Agreement dated November 23, 2020, by and between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.1	11/27/2020	001-38402
10.36+	$5,520,000 Secured Promissory Note dated November 23, 2020, evidencing amounts owed by Monaker Group, Inc. to Streeterville Capital, LLC	8-K	10.2	11/27/2020	001-38402
10.37	$1,500,000 Investor Note dated November 23, 2020, evidencing amounts owed by Streeterville Capital, LLC to Monaker Group, Inc.	8-K	10.3	11/27/2020	001-38402

10.38	Security Agreement dated November 23, 2020, by Monaker Group, Inc. in favor of Streeterville Capital, LLC	8-K	10.4	11/27/2020	001-38402
10.39	$100,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of November 24, 2020	8-K	10.5	11/27/2020	001-38402
10.40	$350,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, executed December 14, 2020 and effective as of December 11, 2020	8-K	10.1	12/14/2020	001-38402
10.41***	Form of Lock-Up Agreement (December 2020 Offering)	8-K	10.1	12/31/2020	001-38402
10.42	$150,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated January 6, 2021	8-K	10.1	1/7/2020	001-38402
10.43	Subsidiary Formation and Funding Agreement dated and effective January 12, 2021, by and between Monaker Group, Inc., NextTrip Group, LLC, HotPlay Enterprise Limited, and the stockholders of HotPlay	8-K	10.1	1/13/2020	001-38402
10.44+@	Founding Investment and Subscription Agreement dated January 15, 2021, by and between Monaker Group, Inc., Jan C. Reinhart, and Reinhart Interactive IV AG	10-Q	10.3	1/19/2021	001-38402
10.45+	Founding Shareholders’ Agreement dated January 15, 2021, by and between Monaker Group, Inc., Jan C. Reinhart, certain other shareholders of Reinhart Interactive IV AG, certain directors of Reinhart Interactive IV AG and Reinhart Interactive IV AG	10-Q	10.31	1/19/2021	001-38402

10.46	Voting Agreement, dated and effective February 22, 2021, by and between William Kerby and Donald P. Monaco; each of the shareholders of preferred stock, common stock and/or future shareholders of shares of common stock, of Monaker Group, Inc., part thereto, and for certain limited purposes, each of the affiliates of such parties’ party thereto	8-K	10.1	2/26/2021	001-38402
10.47	$9,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 16, 2021	8-K	10.1	3/22/2021	001-38402
10.48	$1,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 19, 2021	8-K	10.2	3/22/2021	001-38402
10.49	Joint Venture Agreement dated March 8, 2021, by and between Monaker Group, Inc. and Soma Innovation Lab	8-K	10.3	3/22/2021	001-38402
10.50+	Note Purchase Agreement dated March 23, 2021, by and between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.1	3/26/2021	001-38402
10.51+	$9,370,000 Secured Promissory Note dated March 23, 2021, evidencing amounts owed by Monaker Group, Inc. to Streeterville Capital, LLC	8-K	10.1	3/26/2021	001-38402

10.52	$1,500,000 Investor Note dated March 23, 2021, evidencing amounts owed by Streeterville Capital, LLC to Monaker Group, Inc.	8-K	10.3	3/26/2021	001-38402
10.53	Security Agreement dated March 23, 2021, by Monaker Group, Inc. in favor of Streeterville Capital, LLC	8-K	10.4	3/26/2021	001-38402
10.54	March 23, 2021 Forbearance Letter between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.5	3/26/2021	001-38402
10.55	Form of Agreement For Consulting Services to be Provided dated March 25, 2021, and entered into March 26, 2021 between Monaker Group, Inc. and the consultants party thereto	8-K	10.1	4/6/2021	001-38402
10.56	Form of Bill of Sale for Common Stock dated April 1, 2021, by and between Group, Inc. and the Sellers party thereto	8-K	10.1	4/7/2021	001-38402
10.57***	Form of Warrant to Purchase Common Stock (March 2021 Grants)	8-K	10.1	4/9/2021	001-38402
10.58***	Form of Lock-Up Agreement (2020 Fiscal Year End Non-Executive Board Member Shares)	8-K	10.2	4/9/2021	001-38402
10.59***	Exchange Agreement dated April 8, 2021, by and between Monaker Group, Inc., William Kerby and Monaco Investment Partners II, LP	8-K	10.3	4/9/2021	001-38402
10.60***	Convertible Promissory Note in the amount of $430,889 dated April 8, 2021, by and between Monaker Group, Inc. and William Kerby	8-K	10.4	4/9/2021	001-38402

10.61***	Convertible Promissory Note in the amount of $585,425 dated April 8, 2021, by and between Monaker Group, Inc. and Monaco Investment Partners II, LP	8-K	10.5	4/9/2021	001-38402
10.62	$2,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated April 15, 2021	8-K	10.1	4/19/2021	001-38402
10.63***	Monaker Group 2021 Equity Incentive Plan	8-K	10.2	4/19/2021	001-38402
10.64	Preferred Stock Exchange Agreement dated May 6, 2021, by and between Monaker Group, Inc. and International Financial Enterprise Bank, Inc.	8-K	10.1	5/11/2021	001-38402
10.65	First Amendment to Preferred Stock Exchange Agreement dated May 10, 2021, by and between Monaker Group, Inc. and International Financial Enterprise Bank, Inc.	8-K	10.2	5/11/2021	001-38402
10.66	Monaker Letter of Intent to Purchase Radiant Entities’ Axion Shares, by and between Monaker Group, Inc., and Radiant Ventures Limited	S-3	10.98	5/13/2021	333-256060
10.67	Monaker Letter of Intent to Purchase Radiant Entities’ AXV Shares Amendment As of March 10, 2021, by and between Monaker Group, Inc., and Radiant Ventures Limited	S-3	10.99	5/13/2021	333-256060
10.68	Form of Lockup (May 2021 Offering)	8-K	10.1	5/18/2021	001-38402

10.69	Shareholder Voting Representation Agreement by and among Monaker Group Inc., IDS, Inc. a/k/a IDS International Inc. a/k/a Internet Distribution Systems a/k/a International Distribution Systems, and Bill Kerby, dated effective May 18, 2021		8-K	10.1	5/21/2021	001-38402
14.1	Code of Ethics		S-1/A	14.1	3/12/2009	333-154177
14.2	Code of Business Conduct		S-1/A	14.2	3/12/2009	333-154177
14.3	Whistleblower Protection Policy		8-K	14.1	4/25/2017	000-52669
21.1*	Subsidiaries	X	8-K	16.1	5/21/2019	001-38402
23.1*	Consent of TPS Thayer, LLC	X
23.2*	Consent of Thayer O’Neal Company, LLC	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Charter of the Audit Committee		8-K	99.1	4/25/2017	000-52669
99.2	Charter of the Compensation Committee		8-K	99.2	4/25/2017	000-52669
99.3	Charter of the Nominating and Corporate Governance Committee		8-K	99.3	4/25/2017	000-52669

101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.
**	Furnished herewith.
***	Indicates a management contract or any compensatory plan, contract or arrangement.

+ Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Monaker Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

@ Certain information has been redacted from the exhibit pursuant to Item 601(a)(6) of Regulation S-K (and replaced with #’s) as the disclosure of such information would constitute a clearly unwarranted invasion of personal privacy. A copy of any omitted information will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Monaker Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any information so furnished.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2021	MONAKER GROUP, INC.

	By:	/s/ William Kerby
William Kerby
Chief Executive Officer and Vice Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Kerby	Chief Executive Officer and Vice Chairman	June 7, 2021
William Kerby	(Principal Executive Officer)

/s/ Sirapop “Kent” Taepakdee	Chief Financial Officer and Vice President of Finance	June 7, 2021
Sirapop “Kent” Taepakdee	(Principal Financial and Accounting Officer)

/s/ Pasquale “Pat” LaVecchia	Director	June 7, 2021
Pasquale “Pat” LaVecchia

/s/ Donald P. Monaco	Chairman	June 7, 2021
Donald P. Monaco

/s/ Doug Checkeris	Director	June 7, 2021
Doug Checkeris

/s/ Simon Orange	Director	June 7, 2021
Simon Orange

/s/ Rupert Duchesne	Director	June 7, 2021
Rupert Duchesne

/s/ Robert “Jamie” Mendola, Jr.	Director	June 7, 2021
Robert “Jamie” Mendola, Jr.

/s/ Alexandra C. Zubko	Director	June 7, 2021
Alexandra C. Zubko