Form 10-Q
period 2021-05-31
NextPlay Technologies Inc.
filed 2021-07-14
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File No. 001-38402

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification Number)

1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida	33323
(Address of principal executive offices)	(Zip Code)

(954) 888-9779

(Registrant’s telephone number, including area code)

Monaker Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	NXTP	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

As of July 14, 2021, the registrant had 87,100,403 shares of its common stock, par value $0.00001 per share, outstanding.

NEXTPLAY TECHNOLOGIES, INC.,

formerly MONAKER GROUP, INC.

FORM 10-Q

For the Quarter Ended MAY 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of NextPlay Technologies, Inc., formerly Monaker Group, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic and governmental responses thereto. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, as filed with the SEC on June 8, 2021 (under the heading “Risk Factors” and in other parts of that report). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, derivative liabilities and related disclosure of contingencies. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended February 28 or 29 (during leap years) of the particular year.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●           Combining HotPlay Enterprise Limited (“HotPlay”) and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the HotPlay share exchange, including expected financial and operating performance of the combined company;

●           Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners;

●           Various third parties owe the Company a significant amount of money which may not be timely paid, if at all;

●           The Company owes significant amounts to Streeterville Capital, LLC, which are secured by a security interest over substantially all of its assets;

●           The Company will need to raise additional funding to support its operations, which funding may not be available on favorable terms, if at all;

●           The Company’s operations have been negatively affected by, and have experienced material declines as a result of, COVID-19 and the governmental responses thereto;

●           Currently pending and future litigation affecting the Company may have a material adverse effect on the Company;

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

●          Our ability to close the pending acquisition of control of International Financial Enterprise Bank, Inc., our ability to integrate the operations of such bank, if acquired, regulatory and other risks associated therewith; and

●           Those discussed under the caption “Risk Factors” of this Report.

WHERE YOU CAN FIND OTHER INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Additional information about us is available on our website at www.nextplaytechnologies.com. We do not incorporate the information on or accessible through our websites into this filing, and you should not consider any information on, or that can be accessed through, our websites as part of this filing.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Monaker Group, Inc.

Consolidated Balance Sheet

	As of
	May 31, 2021 (Unaudited)	February 28, 2021 (Audited)
Assets
Current Assets
Cash	$7,525,898	$2,640,988
Prepaid expenses and other current assets	2,036,918	1,864,279
Advance for investments	17,147,856	—
Investment in unconsolidated affiliates - short-term	42,227	264,884
Security Deposits	238,704	258,296
Notes Receivable, related parties	7,657,024	7,657,024
Other Receivable, related parties	165,613	216,647
Total current assets	34,814,240	12,902,118

Non-current Assets
Investment in unconsolidated affiliates – long term	3,016,143	4,912,111
Website development costs and intangible assets, net	10,571,306	8,081,718
Fixed Assets, net	121,568	101,573
Operating lease right-of-use asset	1,257,820	—
Total assets	$49,781,077	$25,997,520

Liabilities and Stockholders’ Equity
Current Liabilities
Line of Credit and Notes Payable, net	$9,096,237	$1,807,462
Convertible Notes Payable, related parties	16,016,314	3,000,000
Accounts payable and accrued expenses	1,732,719	1,793,239
Other current liabilities	95,948	234,372
Operating lease liability	1,257,820	—
Total current liabilities	28,199,038	6,835,073

Total liabilities	28,199,038	6,835,073

Commitments and Contingencies

Stockholders’ equity
Series A Preferred Stock, $0.01 par value; 3,000,000 authorized; no shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	—	—
Series B Preferred Stock, $0.00001 par value; 10,000,000 authorized; 10,000,000 and 10,000,000 shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	100	100
Series C Preferred Stock, $0.00001 par value; 3,828,500 authorized; 3,828,500 and 3,828,500 shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	38	38
Common stock, $0.00001 par value; 500,000,000 shares authorized; 23,454,203 and 18,765,839 shares issued and outstanding at May 31, 2021 and February 28, 2021, respectively	234	187
Additional paid-in-capital	162,387,810	151,427,224
Currency Translation	48,831	53,712
Accumulated deficit	(140,910,961)	(132,340,979)
Stockholders’ equity attributable to parent	21,526,052	19,140,282
Non-Controlling Interest	55,987	22,165
Total stockholders’ equity	$21,582,039	$19,162,447
Total liabilities and total stockholders’ equity	$49,781,077	$25,997,520

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

Consolidated Statement of Operations and Comprehensive Loss

	For the three months ended
	May 31,	May 31,
	2021 (Unaudited)	2020 (Unaudited)
Revenues
Travel revenues	$10,734	$7,874
Gross revenues	10,734	7,874

Cost of revenues	(9,828)	(5,527)
Gross profit	906	2,347

Operating expenses
General and administrative	2,265,484	312,117
Salaries and benefits	918,302	492,076
Technology and development	217,490	159,814
Stock-based compensation	107,238	62,583
Selling and promotions expense	356,216	73,205
Depreciation and Amortization	591,663	105,316
Total operating expenses	4,456,393	1,205,111

Operating loss	(4,455,487)	(1,202,764)

Other income (expense)
Valuation (loss), net	(2,841,871)	(341,933)
Interest expense	(272,589)	(79,063)
Realized gain/(loss) on sale of unconsolidated affiliates	18,897	(513,312)
Other income, net	49,314	88,125
Total other (expense)	(3,046,249)	(846,183)

Net (loss)	$(7,501,736)	$(2,048,947)
Share of non-controlling interest	33,822	—
Net (loss) attributable to parent	$(7,467,914)	$(2,048,947)

Other comprehensive (loss) income:
Foreign currency translation gain	$48,831	$—
Total other comprehensive gain	$48,831	$—
Comprehensive loss	$(7,419,083)	$(2,048,947)

Weighted average number of common shares outstanding
Basic	19,986,671	13,246,446
Diluted	19,986,671	13,246,446

Basic net (loss) per share	$(0.37)	$(0.15)
		—
Diluted net (loss) per share	$(0.37)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

Consolidated Statement of Stockholders’ Equity
For the three months ended May 31, 2021 and May 31, 2020
(Unaudited)

	Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Stockholders	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity	Interest	Equity
Balances, February 28, 2021	10,000,000	$100	3,828,500	$38	18,765,839	$187	$151,427,224	$(132,340,979)	$53,712	$19,140,282	$22,165	$19,162,447
Common stock issued for cash	—	$—	—	$—	3,714,500	$37	8,509,675	$—	$—	$8,509,712	$—	$8,509,712
Warrants Exercised					218,114	$2	423,798		$—	$423,800	$—	$423,800
Shares issued for stock compensation	—	$—	—	$—	223,750	$2	709,210	$—	$—	$709,212	$—	$709,212
Shares issued for Investor Relations	—	$—	—	$—	35,000	$1	107,449	$—	$—	$107,450	$—	$107,450
Shares issued for consulting services					112,000	$1	279,999			$280,000	$—	$280,000
Shares issued for business acquistion	—	$—	—	$—	150,000	$2	450,000	$—	$—	$450,002	$—	$450,002
Shares issued for Investment in Affiliate	—	$—	—	$—	235,000	$2	480,455	$—	$—	$480,457	$—	$480,457
Currency translation							$—		$(4,881)	$(4,881)	$—	$(4,881)
Dividends							$—	$(1,102,068)		$(1,102,068)	$—	$(1,102,068)
Net (loss)	—	$—	—	$—	—	$—	$—	$(7,467,914)		$(7,467,914)	$33,822	$(7,434,092)
Balances, May 31, 2021	10,000,000	$100	3,828,500	$38	23,454,203	$234	$162,387,810	$(140,910,961)	$48,831	$21,526,052	$55,987	$21,582,039

	Preferred Stock B		Preferred Stock C		Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Stockholders	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Income	Equity	affiliate	Equity
Balances, February 29, 2020	—	$—	—	$—	13,069,339	$131	$122,000,201	$(115,852,897)	$—	$6,147,435	$—	$6,147,435
Shares issued for stock compensation	—	$—	—	$—	42,250	$0	$68,882	$—	$—	$68,882	$—	$68,882
Shares issued for Investor Relations	—	$—	—	$—	125,000	$2	$31,244	$—	$—	$31,246	$—	$31,246
Shares issued for marketing services	—	$—	—	$—	35,000	$0	$43,700	$—	$—	$43,700	$—	$43,700
Net (loss)	—	$—	—	$—		$—	$—	$(2,048,947)		$(2,048,947)	$—	$(2,048,947)
Balances, May 31, 2020	—	$—	—	$—	13,271,589	$133	$122,144,027	$(117,901,844)	$—	$4,242,316	$—	$4,242,316

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	May 31,	May 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,467,914)	$(2,048,947)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
Amortization and depreciation	170,565	105,316
Amortization of debt issuance costs	1,004,659	—
Stock based compensation	709,213	116,528
Valuation loss, net	2,808,186	341,933
Realized (gain) loss on marketable securities	(28,028)	513,312
Share of minority interest	33,822	—
Shares issued for services	280,001	—
(Gain) loss on currency translation	(4,881)	—
Changes in operating assets and liabilities:
Increase/(decrease) in prepaid expenses and other current assets	5,437	200,686
(Decrease)/increase in accounts payable and accrued expenses	(60,520)	(129,395)
(Decrease)/increase in other current liabilities	311,574	(112,108)

Net cash used in operating activities	$(2,237,886)	$(1,012,674)

Cash flows from investing activities:
Payment related to Intangible assets	—	(151,000)
Purchase of furniture, fixture, and equipment	(19,995)	(1,352)
Payment related to website development costs	(3,081,251)	(82,516)
Proceeds from sale of investment in unconsolidated affiliates	275,584	87,316
Payment for investment in unconsolidated affiliates	(456,659)	—
Payment for advance for investments	(17,147,856)	—

Net cash used for investing activities	$(20,430,177)	$(147,552)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,509,713	—
Proceeds from exercise of warrants	423,800	—
Proceeds from Paycheck Protection Program loan	—	176,534
Proceeds from notes payable	11,978,623	895,000
Payments on notes payable	(2,938,409)	—
Payments for debt issuance costs	(2,335,000)	—
Payment on promissory notes - related party	—	(175,000)
Proceeds from convertible notes payable - related parties	11,914,246	175,000

Net cash provided by financing activities	$27,552,973	$1,071,534

Net increase (decrease) in cash	$4,884,910	$(88,692)

Cash at beginning of period	$2,640,988	$162,506

Cash at end of period	$7,525,898	$73,814
Supplemental disclosure:
Cash paid for interest	$272,589	$79,063

Supplemental disclosure of non-cash investing and financing activity:
Dividends related	1,102,068
Shares issued for investments	930,458	—

The accompanying notes are an integral part of these consolidated financial statements.

Monaker Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

Monaker Group, Inc. and its subsidiaries (“Monaker”, “we”, “our”, “us”, or “Company”) is an innovative technology company that is building next generation solutions to power the travel, gaming, and cryptocurrency industries. We believe the most promising part of the business plan is our ability to achieve shareholder value through acquisition and organic growth that presents new opportunities in the leisure space and strengthens our existing technology platforms.

The Company’s travel operation serves three major constituents: (1) property managers, (2) travelers, and (3) other travel/lodging distributors. Property managers integrate their detailed property listings into the Monaker Booking Engine with the goal of reaching a broad audience of travelers seeking ALRs, through distribution channels they could not access otherwise.

Through our indirect control of Longroot Thailand (see Note 6), we, through Longroot Thailand, offer an ICO Portal that provides investors a new digital investment product and gives suppliers a new digital currency financing mechanism. Monaker is planning to use the technology and digital asset capabilities to create regulated cryptocurrencies designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to Monaker’s gaming (planned through the acquisition of HotPlay (see Note 2 and Note 14)) and travel businesses.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2021 and notes thereto and other pertinent information contained in the Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2021.

The results of operations for the three months ended May 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2022.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter- company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, the valuation of stock options, and deferred income taxes.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at May 31, 2021 and February 28, 2021.

Prepaid Expenses

The Company records cash paid in advance for goods and/or services to be received in the future as prepaid expenses. Prepaid expenses are expensed over time according to the period where it is indicated on the contract. A straight-line amortization is used for it.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $160,618 and $79,059 during the three months ended May 31, 2021 and 2020, respectively.

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

Foreign Currency Translation

The Company prepares the financial statements of its foreign subsidiaries using the local currency as the functional currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholders’ equity through other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

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

The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, the Company generally uses the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to determine the fair value of these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as the Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of this accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial period result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial period result in the application of non-cash derivative income.

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

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended May 31, 2021, convertible notes payables were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

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

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses. The expense for the three months ended May 31, 2021 and May 31, 2020, was $356,215 and $73,205, respectively.

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

Financial instruments consist principally of cash, accounts receivable, investments in unconsolidated affiliates, notes receivable, net, accounts payable, accrued liabilities, notes payable, related parties, line of credit and certain other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

The Company has adopted the standard, which did not have a significant impact to our financial statements.

Note 2 - Going Concern

As of May 31, 2021, and February 28, 2021, the Company had an accumulated deficit of $140,910,961 and $132,340,979, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $950,000.

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships and increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel and technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. We anticipate obtaining a portion of such funds from HotPlay (defined below). Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. As of May 31, 2021, we had $28,199,038 of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

Our current plan is to; (i) close the transactions contemplated by the Share Exchange Agreement entered into with HotPlay Enterprise Limited (“HotPlay” and the “HotPlay Exchange Agreement”), which has occurred to date, (ii) close the transactions contemplated by a Bill of Sale for the acquisition of 57.1% of Class A Common Stock of International Financial Enterprise Bank, Inc (“IFEB”), and (iii) to take steps to obtain control of the 51% ownership of Reinhart Interactive TV AG (“Reinhart”) acquired pursuant to the Founding Investment and Subscription Agreement entered into with Jan C. Reinhart. We currently operate in the travel and cryptocurrency industries. Upon the completion of the HotPlay Exchange Agreement which has occurred to date and the IFEB acquisition, and upon our receipt of control of the 51% interest in Reinhart, the Company plans to transition its operations to those of a travel, cryptocurrency/digital banking, and an in-game advertising company. During the period until the closing of the acquisition of IFEB, and the transfer of the ownership of the Reinhart shares, the Company intends to continue to actively operate in the travel and cryptocurrency industries as well as the gaming industry.

Management’s plans with regard to this going concern are as follows: the Company plans to continue to attempt to raise funds with third parties by way of public or private offerings (similar to the December 2020 underwritten offering and the May 2021 underwritten offering, discussed below under Note 11. The Company is working aggressively to increase the viewership of its travel products by promoting it across other mediums which the Company hopes will result in higher revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

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

Note 3 – Notable Financial Information

Prepaid Expenses and Other Current Assets

As of May 31, 2021 and February 28, 2021, the Company had prepaid expenses and other current assets of $2,036,918 as compared to $1,864,279, respectively. The increase of $172,639 is driven by additional prepaid expenses of $124,419 and an increase of $48,220 of accrued interest receivable.

Fixed Assets

As of May 31, 2021 and February 28, 2021, the Company had net fixed assets of $121,568 and $101,573, respectively. The increase of $19,995 is primarily related to the addition of computer equipment.

Accounts Payable and Accrued Expenses

As of May 31, 2021 and February 28, 2021, the Company had accounts payable and accrued expenses $1,732,719 as compared to $1,793,239, respectively. The decrease of $60,520 is primarily driven by the final payment of amounts owed in connection with the Longroot, Inc. business acquisition of $450,000, which was partially offset by an increase in the accrued interest payable related to the Streeterville Capital, LLC and HotPlay notes payable of $272,589 and an increase in accrued expenses of $126,708.

Note 4 – Notes Receivable

Current

$230,000 Promissory Note from Bettwork Industries Inc.

On October 10, 2018, we entered into a Promissory Note with Bettwork Industries Inc. (“Bettwork”), a related party, in the amount of $200,000 which was amended and superseded by an Amended Promissory Note dated October 19, 2018, in the amount of $230,000 (the “Bettwork Note”). The Bettwork Note bears interest at 12% per year and matured on February 28, 2019. All interest and the principal balance are due and payable on the maturity date. The Bettwork Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by all of the outstanding preferred stock shares held by the Chairman of the Board of Directors of Bettwork (which provide for super-majority voting rights) and Bettwork is precluded from issuing additional shares of common stock or preferred stock without consent from Monaker. In November 2018, a payment of $40,000 was received and the outstanding principal balance of the Bettwork Note as of May 31, 2021 and February 28, 2021 is $190,000 and $190,000, respectively. An allowance for bad debt of $190,000 (i.e., 100%) was reserved against the Bettwork Note as of February 28, 2019 and remains unchanged as of May 31, 2021.

$37,500 Promissory Note from Crystal Falls Investments LLC.

On January 13, 2020, we entered into a Promissory Note with Crystal Falls Investments LLC. (“Crystal”), a related party, in the amount of $37,500. The Crystal Note bears interest at 12% per year and matured on April 14, 2020. On April 16, 2020 and effective April 14, 2020, a first amendment to the Crystal Note was entered into extend the maturity date to August 14, 2020. All interest and the principal under the Crystal Note are due and payable on the maturity date. The Crystal Note includes a “Default Rate” of eighteen percent (18.0%) per annum and is secured by 2,000,000 shares of Bettwork’s common stock. The Company has the right to elect at maturity of the Crystal Note to either take payment of the amount due (i) in cash, or (ii) pledged shares, or any combination of cash and shares. On September 15, 2020, and effective August 14, 2020, a second amendment to the Crystal Note was entered into between us and Crystal Falls, to extend the maturity date of the Crystal Note to February 14, 2021.

The outstanding principal balance of the Crystal Note as of May 31, 2021 and February 28, 2021 is $37,500 and $37,500, respectively. An allowance for bad debt of $37,500 (i.e., 100%) was reserved against the Crystal Falls Note as of February 28, 2021 and remains unchanged at May 31, 2021.

Note 5 – Investments in Unconsolidated Affiliates

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Note 5.1 – Advances for investments

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

We advanced the Founder $10,707,760 in cash in anticipation of completing the transactions contemplated by the Investment Agreement as of March 31, 2021. The consideration paid to the Founder came largely from funds advanced by HotPlay pursuant to HotPlay Notes.

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom operators and digital content owners and providing services to telecom operators and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder (the “Shareholders’ Agreement”). The Shareholders’ Agreement set forth certain rules for the governance and control of Reinhart. The Shareholders’ Agreement provides that the board of directors of Reinhart will consist of five members, three of which will be appointed by the Founder and other shareholders of Reinhart, and two of which will be appointed by the Company which include William Kerby, the Company’s Co-Chief Executive Officer, and Mark Vange, the Company’s Chief Technology Officer; that any material shareholder matters are required to be approved by shareholders holding at least 66 2/3% of the total outstanding vote of Reinhart; that in the event Reinhart issues, within five years after the closing date, any equity or convertible equity, with a price less than the most recent valuation of Reinhart’s shares, the shares held by each director who is appointed by the Founder are subject to weighted average anti-dilution protection; provides for various restrictions on transfers of shares of Reinhart, including right of first refusal rights, tag-along rights, and drag-along rights, as well as certain rights which would trigger the right of the other parties to the Shareholders’ Agreement to acquire the shares held by an applicable shareholder, for the higher of the fair market value and the nominal value of the shares (except in the case of (c) where the purchase price is the lower of such amounts), if such shareholder (a) commits a criminal act against the interests of another party, Reinhart or its affiliates; (b) breaches the Shareholders’ Agreement, and fails to cure such breach 20 days after notice thereof is provided; or (c) the employment of any employed shareholder is terminated for certain reasons.

The Shareholders’ Agreement also provides a right for the Founder and any other persons appointed as directors by the Founder to put their shares to the Company, at which time the Company will be required to purchase such shares (the “Founder’s Shares”).

The Shareholders’ Agreement also allows the parties to file for an initial public offering on a Swiss trading exchange. The Shareholders’ Agreement has a term of 10 years, extendable thereafter for successive five-year periods, unless terminated by either party with 12 months prior written notice (provided that any such termination shall only be applicable to the terminating shareholder), subject to earlier termination in connection with certain initial public offerings. As of June 23, 2021, all the closing conditions had been satisfied and this transaction has been completed.

IFEB Bank Transaction

On April 1, 2021, we entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties pursuant to which the Company agreed to purchase 2,191,489 shares (the “IFEB Shares”) of authorized and outstanding Class A Common Stock of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), which IFEB Shares total approximately 57.1% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares of $6,400,000 was advanced to the Sellers on April 1, 2021 in anticipation of the completion of the transaction.

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

Notwithstanding the terms of the Bill of the Sale, and the payment by the Company of the aggregate purchase price pursuant thereto, the transfer of the IFEB Shares to the Company and the Company’s acquisition of control of IFEB is subject to review of the Company’s financial viability, as well as other matters, by OCIF, and as such, the Company has filed a formal change of control application which must be approved before taking ownership and control of the IFEB Shares. The Company anticipates completing the acquisition of the IFEB Shares within the quarter ending August 31, 2021.

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

The closing of the transactions contemplated by the Preferred Exchange Agreement, including the issuance of the Monaker Shares and IFEB Preferred Shares, are subject to various closing conditions, including, but not limited to IFEB receiving approval from OCIF to issue preferred stock (including the Series A preferred shares), and the filing of a formal designation of the Series A preferred stock by IFEB with the Secretary of State of Puerto Rico. As such, the transactions contemplated by the Preferred Exchange Agreement may not close on a timely basis, if at all. If not closed by July 23, 2021, previously by June 30, 2021, the Preferred Exchange Agreement can be terminated by either party with written notice to the other. As not all the closing conditions had been satisfied, for accounting purposes, this transaction is considered a subsequent event. We anticipate it will close within the 2nd quarter.

Note 5.2 – Investment in Unconsolidated Affiliates

Verus International, Inc and NestBuilder.com Corp (OTCMKTS: VRUS)

We have recognized an impairment loss on investment in unconsolidated affiliate. As of May 31, 2021, and February 28, 2021, Monaker owned 3,845,101 and 3,845,101 shares of Verus International, Inc. (formerly known as RealBiz Media Group, Inc. (“Verus”)) Series A Preferred Stock, respectively. This interest was written down to zero ($0) as of February 28, 2015.

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

As of January 31, 2020, Verus had 2,320,876,565 shares of common stock outstanding, 41,444,601 shares of Series A preferred stock outstanding and 430,801 shares of Series C preferred stock outstanding.

On February 29, 2020, the Company owned 61,247,139 shares of Verus’s common stock at $0.016 per share valued at $979,954.

During March 2020 and April 2020, the Company sold 3,367,664 and 2,991,929 shares of Verus common stock in the open market for $53,883 and $35,903, respectively.

On January 12, 2021, the Company owned 54,887,546 shares of common stock of Verus when Verus affected a 1 to 500 reverse stock split (not retroactively adjusted above). The Company held 109,775 shares of Verus common stock after the reverse split.

Between January 13 - 31, 2021, the Company sold in open market transactions 109,775 shares of Verus stock, divesting its common stock holdings in Verus. The divestiture resulted in a decrease in the fair value of such shares of $649,020 for the twelve months ended February 28, 2021. The change in fair value of $649,020 is recognized in realized gain or (loss) in unconsolidated affiliates as other expense as of February 28, 2021. For the three months ended May 31, 2021 and February 28, 2021, the Company had no investment in Verus common stock.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000, evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share, for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value as it is quoted on the OTC Pink market under the symbol “BETW”.

On February 28, 2021, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.09 per share valued at $55,286. On May 31, 2021, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.015 per share valued at $92,143. The change in fair value of $36,857 is recognized in net loss as other income, valuation loss, net for the three months ended May 31, 2021.

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

During the quarter ended May 31, 2021, the Company sold in open market transactions 68,083 shares of Recruiter stock. The sale of these shares resulted in a realized gain of $28,028 for the three months ended May 31, 2021.

On February 28, 2021, the Company owned 78,137 shares of Recruiter’s common stock compared to 10,054 shares of Recruiter’s common stock as of May 31, 2021. As of May 31, 2021, each share of Recruiter.com’s common stock was valued at $4.20 per share which changed the fair value of the 10,054 shares of Recruiter.com common stock to $42,227. The net change in the fair value of $10,156 is recognized in net income as other income as of May 31, 2021.

Acquisition of Axion Shares

The investment in affiliate of $4,856,825 as of February 28, 2021, represents the Company’s acquisition of 33.8% of Axion Ventures, Inc. (“Axion”), on November 16, 2020. Pursuant to a Share Exchange Agreement (the “Axion Exchange Agreement”) entered into with certain stockholders of Axion, which closed on November 16, 2020, the Axion stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of newly designated shares of Series B Convertible Preferred Stock of the Company, which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the closing of the HotPlay Share Exchange, into an aggregate of 7,417,700 shares of Monaker common stock. As of May 31, 2021, the value of this investment decreased by $2,869,942 from $4,856,825 to $1,986,883, due to the change in the market price of Axion shares.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, certain creditors of Axion (the “Axion Creditors”) exchanged debt owed to them by Axion in the aggregate amount of $7,657,024, for 3,828,500 shares of newly designated shares of Series C Convertible Preferred Stock of the Company, which are automatically convertible into common shares of the Company upon the occurrence of certain events, including the closing of the HotPlay Share Exchange, on a one-for-one basis. As of May 31, 2021, the values associated with the assumed debt has remained unchanged.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One Limited (one of the Axion stockholders), to purchase 1,914,250 shares of the Company’s common stock. The warrants vest on the later of (a) the date the Series B Preferred Stock and Series C Preferred Stock convert into common stock and the earlier of (i) the date the Axion debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the warrants will terminate. As of May 31, 2021, there has been no activity related to the warrant and the warrant has not vested.

Note 6 – Acquisitions and Dispositions

Purchase of Longroot, Inc.

On November 16, 2020, the Company acquired 100% of Longroot, Inc. (“Longroot”), which in turn owned 57% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owns 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand.

The acquisition was made pursuant to a November 2, 2020 Stock Purchase Agreement (“SPA”) entered into with Dr. Jason Morton, and for certain limited purposes set forth therein, Longroot. Pursuant to the SPA, the Company purchased, 100% of Longroot, in consideration for (a) $1,650,000 in cash; and (b) 200,000 shares of restricted common stock at $2.14 per share for a total value of $428,000 as well as 150,000 shares of restricted common stock at $3.00 per share for a total value of $450,000.

Up to and included in the closing, as part of the cash consideration paid, the Company paid $1,200,000 to Longroot which was used for working capital and other shareholder related acquisition purposes as well as $428,000 of Company stock to complete the purchase. The remaining $900,000 owed to Dr. Morton pursuant to the terms of the SPA was payable in three installments of $300,000 each, due on or prior to (i) December 16, 2020 (30 days after the closing); March 16, 2021 (120 days after the closing); and (iii) April 15, 2021 (150 days after the closing). Pursuant to the SPA, in consideration for the $900,000 owed post-closing, Morton received cash payments of $450,000 and elected to receive the remaining $450,000 in shares of common stock of the Company, of which the Company issued 150,000 shares at stock price of $3.00 per share.

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

In accordance with ASC 805, as described in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, the Company has accounted for this business combination utilizing the following values in connection with the purchase of Longroot, Inc. as of November 16, 2020: total consideration to selling shareholder of $2,528,000 (and $2,250,636, net of cash acquired) and the purchase price has been provisionally allocated as follows. The fair value of net assets acquired were $219,940 and an intangible asset (license) of $2,212,702 with the liabilities assumed of $142,983 and minority interest of $39,023. The intangible assets include a license granted by the Thai Securities and Exchange Commission which has an indefinite useful life and therefore is not amortized but will be tested for impairment annually in alignment with the Company’s other intangible asset impairment analysis. The business combination accounting is provisionally complete for all assets and liabilities acquired on the acquisition date and we will continue to evaluate the asset values within the 1-year timeframe as provided in the guidance.

Note 7 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of May 31, 2021:

May 31, 2021

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value	In-Service Date (Estimate)
Website platform	1.0 years	$400,000	—	$400,000	$—	—
Contracts, domains, customer lists	2.0 years	1,199,446	—	1,199,446	—	—
Website platform	3.0 years	635,756	—	635,756	—	—
Website development costs	3.0 years	2,290,728	—	964,327	1,326,401	—
Software development costs	3.0 years	3,238,695	—	158,424	3,080,271	—
Trademark & License	Indefinite	2,222,786	—	—	2,222,786	—
CIP – IDS Project	3.0 years	5,196,543	2,070,000	—	3,126,543	09/01/2021
Software licenses	3.0 years	362,930	—	10,838	352,092	—
CIP – Not in service		463,213	—	—	463,213	09/01/2021
		$16,010,097	2,070,000	$3,368,791	10,571,306

During the quarter ended May 31, 2021, the Company purchased a total of $2,200,000 of the intellectual property including the development of electronic games under a master development and license with HotPlay Enterprise Limited (Thailand). The cost of purchases was recorded as Capital in Progress (CIP).

Intangible assets are amortized on a straight-line basis over their expected useful lives which is estimated to be 3 years. Amortization expense related to website development costs and intangible assets, excluding amortization of debt issuance costs, was $160,618 and $79,059 for the quarters ended May 31, 2021 and May 31, 2020, respectively.

Based on the carrying value of definite-lived intangible assets as of May 31, 2021, we estimate our amortization expense for the next five years will be as follows:

As of May 31, 2021	Amortization Expense
2022	$1,914,732
2023	2,805,285
2024	2,652,791
2025	975,712
2026	—
$8,348,520

Note 8 – Line of Credit

The National Bank of Commerce (FKA: Republic Bank) Line of Credit

On May 7, 2020, the Company entered into a Promissory Note with National Bank (the “Note”). The Note replaced a prior promissory note the Company had in place with National Bank and extended the due date of the prior note from June 30, 2020 to December 31, 2020. The Note also amended the interest rate of the prior note to provide that amounts due under the Note accrue interest at the rate of prime plus 3% (which rate was 6.25%)(the interest rate of the prior note was prime plus 1%), subject to a floor of 4.5%. The Note may be prepaid at any time without penalty. The Note contains standard and customary events of default. On December 1, 2020, the Company repaid the Note in full according to its terms.

As of May 31, 2021, the principal balance of the note payable was $0. Interest expense charged to operations relating to this line of credit was $0 and $74,858, respectively for the quarters ended May 31, 2021 and May 31, 2020.

Note 9 – Notes Payable

Note Purchase Agreement: Streeterville Capital, LLC

On November 23, 2020, the Company entered into a Note Purchase Agreement (the “November 2020 Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $5,520,000 (the “November 2020 Streeterville Note”). Streeterville paid consideration of an initial cash purchase price of $3,500,000 for the note and issued the Company a promissory note in the amount of $1,500,000 (the “November 2020 Investor Note”). The associated debt issuance costs of the note were $370,000 for total amount due $3,870,000. In addition to the $370,000 of debt issuance costs the Company paid $245,000 for advisory fees, giving net proceeds of $3,255,000.

The November 2020 Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after the date of the note (i.e., on November 23, 2021). From time to time, beginning six months after issuance, Streeterville may redeem a portion of the November 2020 Streeterville Note, not to exceed $0.8 million if the November 2020 Investor Note has not been funded and $1.25 million if the November 2020 Investor Note has been funded. In the event we do not pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the November 2020 Streeterville Note. Under certain circumstances the Company may defer the redemption payments up to three times, for a duration of 30 days each, provided that upon each such deferral the outstanding balance of the November 2020 Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the November 2020 Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the November 2020 Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the November 2020 Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock, which payments will be applied towards and will reduce the outstanding balance of the November 2020 Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the November 2020 Streeterville Note (each an “Equity Payment”). Each time that we fail to pay an Equity Payment, the outstanding balance of the November 2020 Streeterville Note automatically increases by 10%. Additionally, in the event we fail to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

The November 2020 Streeterville Note provided that if any of the following events had not occurred on or before April 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) increases by an amount equal to 25% of the then-current outstanding balance thereof (the “April 2021 Note Increase”): (a) HotPlay must have become a wholly-owned subsidiary of the Company; (b) during the period beginning on July 21, 2020, and ending on the date that certain Share Exchange Agreement entered into with HotPlay and the HotPlay stockholders dated July 23, 2020, as amended from time to time (the “HotPlay Share Exchange Agreement” and the transactions contemplated therein, the “HotPlay Share Exchange”) is consummated, HotPlay must have raised at least $15,000,000 in cash through equity investments; (c) upon consummation of the HotPlay Share Exchange, all outstanding debt owed by the Company to HotPlay must have either been forgiven by HotPlay or converted into the Company’s common stock; (d) HotPlay must have become a co-borrower on the November 2020 Streeterville Note; and (e) the Company must have paid off all outstanding debt obligations to the Donald P. Monaco Insurance Trust and National Bank of Commerce, in full (collectively, the “November 2020 Note Transaction Conditions”). The Company has completed the acquisition of HotPlay, effective as of June 30, 2021, and as such, the November 2020 Note Transaction Conditions have been satisfied.

Pursuant to the November 2020 Streeterville Note, we provided Streeterville a right of first refusal to purchase any promissory note, debenture or other debt instrument which we propose to sell, other than sales to officers or directors of the Company and/or sales to the government. Each time, if ever, that we provide Streeterville such right, and Streeterville does not exercise such right to provide such funding, the outstanding balance of the November 2020 Streeterville Note increases by 3%. Each time, if ever, that we fail to comply with the terms of the right of first refusal, the outstanding balance of the November 2020 Streeterville Note increases by 10%. Additionally, upon each major default described in the November 2020 Streeterville Note (i.e., the failure to pay amounts under the November 2020 Streeterville Note when due or to observe any covenant under the November 2020 Note Purchase Agreement (other than the requirement to make Equity Payments)) the outstanding balance of the November 2020 Streeterville Note automatically increases by 15%, and for each other default, the outstanding balance of the November 2020 Streeterville Note automatically increases by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the Streeterville Note immediately prior to the first event of default.

In connection with the November 2020 Note Purchase Agreement and the November 2020 Streeterville Note, the Company has entered into a Security Agreement with Streeterville (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all the assets of the Company, subject to a priority lien and security interest in the collateral of the Company.

The November 2020 Investor Note, in the principal amount of $1,500,000, evidences the amount payable by Streeterville to the Company as partial consideration for the acquisition of the November 2020 Streeterville Note. The November 2020 Investor Note accrues interest at the rate of 10% per annum, payable in full on November 23, 2021, subject to a 30-day extension exercisable at the option of Streeterville and may be prepaid at any time. Streeterville may, in its sole discretion, designate collateral as security for its obligations under the Investor Note, provided that currently there is no collateral evidencing the repayment of such note. In the event (i) of the occurrence of any event of default under the November 2020 Streeterville Note, (ii) of a breach of any material term, condition, representation, warranty, covenant or obligation of the Company under any agreement entered into with Streeterville along with the November 2020 Note Purchase Agreement, or (iii) if the Company sells, transfers, assigns, pledges or hypothecates the November 2020 Investor Note, or attempts to do any of the foregoing, Streeterville is entitled to deduct and offset any amount owing by the Company under the November 2020 Streeterville Note from any amount owed by Streeterville under the Investor Note (provided that such amount is automatically offset if Streeterville has not exercised its offset right within 30 days prior to the maturity date of the November 2020 Investor Note). The November 2020 Investor Note includes customary events of default, subject to cure rights where applicable. The amount of the Investor Note has been offset against the amount of the November 2020 Streeterville Note in the balance sheet as of February 28, 2021, as both notes have substantially similar terms, and the Investor Note was provided in consideration for the acquisition of a portion of the November 2020 Streeterville Note. The November 2020 Investor Note was subsequently funded in full in January 2021.

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

On March 16, 2021, March 19, 2021, and April 15, 2021, HotPlay loaned the Company $9 million, $1 million and $2 million, respectively. The loans were made pursuant to the terms of the HotPlay Exchange Agreement and were evidenced by Convertible Promissory Notes dated effective March 16, 2021, March 19, 2021, and April 15, 2021, in the amount of $9,000,000, $1,000,000, and $2,000,000, respectively. With the April 15, 2021 loan, HotPlay has loaned the Company all $15 million of the funds required to be funded pursuant to the terms of the HotPlay Exchange Agreement.

The advances, and the entry into the HotPlay Convertible Notes, were required conditions to the HotPlay Exchange Agreement, pursuant to which HotPlay was required to loan us $1,000,000 on or before August 31, 2020 (provided that Monaker waived such delay in providing such initial $1,000,000 of HotPlay advances) and was required to loan us an additional $1,000,000 (each a “Subsequent Loan”, and such loans, the “HotPlay Loans”), on September 30, 2020, and on the 15th day of each calendar month thereafter (each a “Required Lending Date”), through the date of closing of the HotPlay Exchange Agreement (provided that Monaker has waived any delay in timely providing such amounts to date and with the loan of the full $15 million, it is not expected that HotPlay will loan the Company any additional funds).

The HotPlay Notes were automatically forgiven by HotPlay as intracompany loans upon the closing of the HotPlay Exchange Agreement which occurred on June 30, 2021.

Note 10 – Related Party Promissory Notes and Transactions

Related Party Transactions

On March 17, 2021, the Company entered into a master development and license agreement with HotPlay Enterprises Limited (“HPE”) to license software frameworks “HotNow Platform” from HPE and to engage HPE, using the HotNow Platform as the foundation, to develop for the Company assets and extra features required for the Company’s travel platform. On or about May 21, 2021, the Company and HPE expanded the agreement through additional statements of work for a total investment of approximately $2,000,000.

On April 7, 2021, each of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr. and Ms. Alexandra C. Zubko, each then members of the board of directors of the Company, provided letters of resignation to the Company, resigning as directors (and from any other positions they hold with the Company), with such resignations will be effective automatically as of the closing of the HotPlay Exchange Agreement. Such resignations were solely in connection with the required terms and conditions of the HotPlay Exchange Agreement.

Also on April 7, 2021, the board of directors of the Company ratified the current compensation payable to members of the board of directors, which provides that each non-executive member of the Board be paid (a) compensation of 20,000 shares per year; (b) compensation of 5,000 shares per year, if they are the chairperson of any committee of the board of directors; and (c) compensation of 10,000 shares per year, to the Chairman of the Board (collectively, the “Board Compensation Terms”), except that all shares due to the Directors serving as of March 1, 2021, for the fiscal year ending February 28, 2022, were agreed to be issued up front and to be fully- vested/earned on the date of grant, instead of vesting over time, as previously awarded. In total, an aggregate of 165,000 shares of common stock were issued to the non- executive directors on April 8, 2021 for compensation for fiscal 2022 (such shares, the “Fiscal 2022 Board Compensation Shares”). The Fiscal 2022 Board Compensation Shares were issued under the Company’s Amended and Restated 2017 Equity Incentive Plan (the “Plan”).

On April 7, 2021, the Company entered into a Lock-Up Agreement with each of the non-executive members of the board of directors. Pursuant to the Lock-Up Agreements, each non-executive director agreed not to transfer, sell, pledge or assign any of their applicable Fiscal 2022 Board Compensation Shares until March 1, 2022.

On April 7, 2021, the board of directors of the Company, consistent with the employment agreement of Mr. William Kerby, the Chief Executive Officer of the Company, which provides for Mr. Kerby to receive a base salary of $400,000 per year, and an annual bonus payable at the discretion of the board of directors, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals), and other bonuses which may be granted from time to time in the discretion of the board of directors, agreed to award Mr. Kerby a discretionary bonus for fiscal 2021 of $400,000, which is payable in cash or shares of common stock, at Mr. Kerby’s option, under the Plan, with a conversion price of $3.02 per share, the closing sales price of the Company’s common stock on the date the board of directors approved such bonus. If Mr. Kerby exercised his right to receive the entire bonus in shares of common stock, he would be due 132,450 shares of common stock. On April 7, 2021, April 28, 2021, and May 16, 2021, Mr. Kerby elected to receive cash in connection with the bonus of $100,000, $150,000, and $150,000, respectively.

The Company declared dividends in arrears of $1,102,068 on previously outstanding Series A Preferred Stock, that were converted into common stock with the Series A Preferred Stock being returned. These dividends were payable when and if declared by the board of directors. The dividends were owed to an entity controlled by Donald P. Monaco, our Chairman, William Kerby, our CEO and a director, and Warren Kettlewell, a former Board Member.

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

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the closing date of the HotPlay Exchange Agreement and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes (which was below the $3.02 per share minimum conversion price). The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default.

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

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS (a greater than 5% stockholder of the Company) and certain other defendants affiliated with IDS in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. Pursuant to the complaint, the Company alleges causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and seeks a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 shares of common stock disclosed above to the Company and preventing such persons from selling or transferring any shares, seeks damages from the defendants, rescission of the IP Purchase Agreement pursuant to which the shares were issued, attorneys fees and other amounts. The complaint was filed as a result of IDS’s failure to deliver certain intellectual property assets which were acquired by the Company from IDS in August 2019, certain other actions of IDS and the other defendants which the Company alleges constitutes fraud and to seek to unwind the IP Purchase Agreement and provide damages to the Company due to IDS’s and the other defendants’ breaches thereunder. This action is described in greater detail under “Note 12 - Commitments and Contingencies”, under the heading “Legal Matters”.

On March 13, 2020, and March 26, 2020, the Company borrowed an additional $100,000 and $75,000, respectively, from the Monaco Trust pursuant to the terms of the Revolving Monaco Trust. On June 9, 2020 and June 10, 2020, the Company borrowed an additional $300,000 and $50,000, respectively, from the Monaco Trust. On July 7, 2020 and July 20, 2020, the Company borrowed an additional $250,000 and $50,000, respectively, from the Monaco Trust. On July 27, 2020, the Company paid principal of $50,000 and accrued interest of $49,784. On September 22, 2020, the Company made a payment of $200,000 under the Revolving Monaco Trust Note, including $142,408 of principal and $57,592 of interest owed thereunder.

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $0 and $1,102,068 as of May 31, 2021 and February 28, 2021, respectively. These dividends will only be payable when and if declared by the Board of Directors. On April 7, 2021, the Board approved the dividends to be paid.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of May 31, 2021 and February 28, 2021.

Series B Preferred Stock

The Company has authorized and designated 10,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock which shares were issued to certain Axion stockholders in exchange for their ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion pursuant to the Axion Exchange Agreement (see “Note 5 – Investment in Unconsolidated Affiliates”). Each share of Series B Preferred Stock automatically, and without any required action by any holder, converts into 0.74177 shares of common stock, upon the occurrence of certain events, including five business days after the closing of the HotPlay Exchange Agreement. The Company had 10,000,000 shares of Series B Preferred Stock outstanding as of May 31, 2021 and February 28, 2021.

Series C Preferred Stock

The Company has authorized and designated 3,828,500 shares of Preferred Stock as Series C Convertible Preferred Stock. The Series C Preferred Stock was issued to certain debt holders of Axion who are party to the Axion Share Exchange Agreement and who agreed to exchange certain debt owed to such debt holders by Axion for shares of Series C Preferred Stock pursuant to the Share Exchange Agreement. Each share of Series C Preferred Stock is automatically, and without any required action by any Holder, converted into common stock, on a one-for one basis, upon the occurrence of certain events, including five business days after the closing of the HotPlay Exchange Agreement. The Company had 3,828,500 shares of Series C Preferred Stock outstanding as of May 31, 2021 and February 28, 2021, respectively.

Share Repurchase Transactions

During the quarters ended May 31, 2021 and May 31, 2020, there were no repurchases of the Company’s common stock by Monaker.

Common Stock

During the quarter ended May 31, 2021, the following shares of common stock were issued:

●	In the quarter ended May 31, 2021, the Company issued 218,114 of common stock related to the exercise of warrant agreements valued at $423,800.

●	In the quarter ended May 31, 2021, the Company issued 206,250 shares of common stock to members of the Board of Directors in consideration for services rendered to the Board valued at $646,388.

●	In the quarter ended May 31, 2021, the Company issued 147,000 shares of common stock for consulting and investor relations services rendered valued at $387,450.

●	In the quarter ended May 31, 2021, the Company issued 385,000 shares of common stock for related business and investment acquisition activities valued at $930,458.

●	In the quarter ended May 31, 2021, the Company issued 17,500 shares of common stock as a bonus for an executive of the Company valued at $62,825.

●	In the quarter ended May 31, 2021, the Company issued 3,714,500 shares of common stock in an underwritten public offering valued at $9,286,250.

The Company issued the initial payment of $500,000 to IDS as per the settlement agreement during the three months ended May 31, 2021 in consideration for the first transfer of 344,400 shares to be repurchased. As of the filing date, the transfer of shares has not yet been completed.

The Company had 23,454,203 and 18,765,839 shares of common stock issued and outstanding at May 31, 2021 and February 28, 2021, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of May 31, 2021, and February 28, 2021, and changes in such warrants outstanding for the quarter ending May 31, 2021:

	Warrant	Weighted Average Exercise
Outstanding, February 28, 2021	3,045,921	$2.50
Warrants granted	161,900	$2.00
Warrants exercised/forfeited/expired	(225,400)	$(2.00)
Outstanding, May 31, 2021	2,982,421	$2.45
Common stock issuable upon exercise of warrants	2,982,421	$2.45

At February 28, 2021, there were warrants outstanding to purchase 3,045,921 shares of common stock with a weighted average exercise price of $2.50 and weighted average remaining life of 1.18 years.

At May 31, 2021, there were warrants outstanding to purchase 2,982,421 shares of common stock with a weighted average exercise price of $2.45 and weighted average remaining life of 1.00 years.

During the quarter ended May 31, 2021, the Company granted:

●            warrants to purchase 161,900 shares of common stock in connection with subscriptions for shares of common stock.

Note 12 – Commitments and Contingencies

The Company entered into a new office lease to relocate our executive, administrative, and operating offices located in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021 through July 31, 2028. Monthly rental costs, including building maintenance assessment, for fiscal years 2022, 2023, 2024, 2025, 2026, 2027 and 2028 are estimated to be $6,224, $17,499 $18,862, $19,243, $19,635, $20,037, and $20,450, respectively.

The rent for the quarters ended May 31, 2021 and May 31, 2020 was $18,671 and $35,833, respectively. The Company recorded operating lease Right-to-Use asset of $1,257,820 along with current operating lease liability of $1,257,820 as of May 31, 2021.

The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2022	FYE 2023	Totals
Office Leases	$56,320	$209,629	$265,949
Insurance and Other	55,917	55,917	111,833
Totals	$112,237	$265,546	$377,783

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

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (the “IP Purchase Amendment”). Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000 (the “Payment”), payable by way of an initial payment of $500,000, and twelve monthly payments of approximately $195,833 (collectively, the “Required Payments”), with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of the Company or a third-party) (a “Paying Party”), for the benefit of the Company, which shall be treated for all purposes as a payment by the Company. As consideration for such Paying Party making such payment on behalf of the Company, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.6888 as to the first $500,000 payment, and 0.691 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares). Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment as discussed above by the Company (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company.

Pursuant to the IP Purchase Amendment, on May 19, 2021 the Company made the initial payment of $500,000. After the quarter end, the necessary documentation to affect the transfer of the first 344,400 shares of common stock back to the Company was received and is being processed.

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

On April 9, 2021, the Company, on behalf of itself, Mr. Kerby and Longroot, Inc., filed a response to Axion’s claim whereby all parties disputed Axion’s claims and argued all such transactions involving the Company, Mr. Kerby and Longroot which are the subject of Axion’s claims were legitimate and pleading various other defenses. The Company, Mr. Kerby and Longroot dispute Axion’s claims and continue to vigorously defend themselves against the allegations made.

Note 13 – Business Segment Reporting

Accounting Standards Codification 280-10 “Segment Reporting”, established standards for reporting information about operating segments in annual consolidated financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company has two operating segments consisting of (i) NextTrip and Maupintour which have various products and services related to its technology solutions platforms related to travel marketplaces, and (ii) Longroot Thailand operates ICO Portal Platform where applicable investors are able to sign up and invest in available ICOs, and issuers can issue tokens and list information related to their offerings. The travel related services include destination tours / activities, accommodation rental listings, hotel listings, air and car rental. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.

For the three months ended May 31, 2021	NextTrip	Longroot	Total
Sales	$10,734	$—	$10,734
Net loss	$(7,332,556)	$(169,180)	$(7,501,736)

For the three months ended May 31, 2020	NextTrip	Longroot	Total
Sales	$7,874	$—	$7,874
Net loss	$(2,048,947)	$—	$(2,048,947)

There were no reconciling or inter-company items between segments.

Sales	2021	2020
United States	$10,734	$7,784
Non-United States	—	—
	$10,734	$7,784

Long-lived Assets	2021	2020
United States	$12,389,132	$13,095,402
Non-United States	2,577,705	—
	$14,966,837	$13,095,402

Note 14 – Subsequent Events

Soma Innovation Lab Joint Venture

On March 8, 2021, the Company entered into a Joint Venture Agreement with Soma Innovation Lab (“Soma”). Pursuant to the agreement, the parties agreed to form a joint venture for designing hyper-personalized experiences for targeted gamers. The agreement requires us to provide Soma the use of the HotPlay technology, assuming we acquire ownership of such technology because of the closing of our pending Share Exchange Agreement with HotPlay and its stockholders, which technology is owned by HotPlay, and that we would issue the principals of Soma 72,000 shares of restricted common stock (valued at $180,000), of which $45,000 was earned immediately and the remaining shares will be earned at the rate of 6,000 per month. Pursuant to the agreement, Soma agreed to provide us use of an email client list and other services. The joint venture is owned 50/50 between us and Soma, with net profits/revenues paid pursuant to the same 50/50 split. In the event the joint venture achieves revenue more than expenses and the Company recovers the $180,000 value of the shares, then we agreed to issue Soma a bonus of 50,000 shares of restricted common stock. The joint venture (and agreement) each have a term of two years. The Company also agreed to use Soma for certain work to be performed on its websites and travel magazine and agreed to pay Soma $75,000 per month ($225,000 in aggregate) for such work, payable by way of the issuance of 90,000 shares of restricted common stock. As of May 29, 2021, a total of 108,000 of the shares due to Soma have been issued, and a total of 54,000 shares are potentially due pursuant to the terms of the agreement discussed above. As not all the closing conditions had been satisfied, for accounting purposes, and as such, this transaction has not closed to date. We anticipate it will close within the 2nd quarter of fiscal 2022.

Streeterville Note Payable

On June 1, 2021, Streeterville agreed to defer 50% of the April 2021 Note Increase which was otherwise to occur due to the Company’s failure to timely meet all of the November 2020 Note Transaction Conditions. As such, a total of $506,085 has been capitalized into the outstanding balance of the November 2020 Streeterville Note effective as of April 30, 2021, and the remaining $506,085 of the April 2021 Note Increase was only be added to the balance of the November 2020 Streeterville Note if the Company failed to meet the November 2020 Transaction Conditions by June 30, 2021, which November 2020 Transaction Conditions were satisfied effective on June 30, 2021. Separately, if the Company did not meet the March 2021 Note Transaction Conditions by June 30, 2021, the March 2021 Streeterville Note would have been subject to the June 2021 Note Increase.

On June 22, 2021, the Company entered into an Exchange Agreement with Streeterville (the “Streeterville Exchange Agreement”), pursuant to which Streeterville exchanged $600,000 of a June 2021 requested redemption of $1.25 million under the November 2020 Streeterville Note (which amount was partitioned into a separate promissory note) for 300,000 shares of the Company’s common stock.

Go Game Securities Purchase Agreement

On June 30, 2021, the Company entered into a Securities Purchase Agreement (the “Go Game SPA”) with David Ng, an individual (the “Seller”). Pursuant to the Go Game SPA, the Company agreed to acquire a 37% interest in the capital stock of Go Game Pte Ltd, a Singapore private limited company (“Go Game”), a mobile game publisher and technology company, representing an aggregate of 686,868 shares of Go Game’s Class B Preferred shares (the “Initial Go Game Shares”). The Go Game SPA also included an option whereby the Company can acquire additional shares of Go Game, as described in greater detail below.

The aggregate consideration to be paid for the Initial Go Game Shares is:

(1)	6,100,000 shares of a to-be-designated series of preferred stock (Series D Preferred Stock)(representing $6.1 million of value, based on an aggregate liquidation preference of $6.1 million); and

(2)	$5 million in cash, with $1.25 million paid on June 30, 2021; $1.25 million payable on or before July 31, 2021; and $2.5 million payable on or before September 30, 2021.

Pursuant to the Go Game SPA, the Company was also granted an option (the “Go Game Option”), to purchase up to an additional 259,895 shares of Go Game’s Class B Preferred shares from the Seller (the “Option Shares”)(representing 14% of Go Game’s outstanding Class B Preferred shares, or 51% with the Initial Go Game Shares). The Go Game Option is subject to the Seller’s acquisition of the Option Shares subsequent to the date of the Go Game SPA. The Go Game Option is exercisable from time to time after the date that the shareholders of the Company have approved the issuance of shares of common stock upon conversion of the Series D Preferred Stock and in connection with the Go Game Option (the “Approval Date”), and prior to January 1, 2022. The per share consideration due in connection with an exercise of the Go Game Option is equal to $70 million, divided by the then number of outstanding shares of Go Game (currently $37.71 per share)(the “Call Option Price”). The Call Option Price is to be satisfied by the issuance of shares of Company common stock valued based on the greater of (a) $2.35 per share and (b) 85% of the average of the closing prices of the Company’s common stock for the prior thirty days (the “30-Day Average”). The Seller agreed not to transfer the Option Shares from the date acquired through the exercise or expiration of the Go Game Option. Upon issuance of any shares of common stock upon exercise of the Go Game Option, the Seller agreed to enter into a lock-up agreement restricting any sales or transfers of any shares of common stock of the Company for a period of 18 months following the issuance date. The closing of the acquisition of the Initial Go Game Shares is subject to certain closing conditions and requirements which may not be met on a timely basis, if at all.

HotPlay Acquisition

As previously disclosed, to date, HotPlay Enterprise Limited (“HotPlay”) has loaned the Company $15 million pursuant to the terms of the HotPlay Exchange Agreement (collectively, the “HotPlay Loans”), pursuant to which HotPlay was required to have at least $15 million in cash on hand as of the closing of such HotPlay Exchange Agreement, less amounts loaned to the Company. The HotPlay Loans are evidenced by Convertible Promissory Notes (collectively, the “HotPlay Notes”), which have an interest rate of 1% per annum.

The HotPlay Notes were to be automatically forgiven by HotPlay in the event the HotPlay Exchange Agreement was terminated in certain situations and to automatically convert into fully paid and nonassessable shares of the Company’s common stock at a conversion price of $2.00 per share, subject to certain limitations, in the event the HotPlay Exchange Agreement was terminated in certain other situations. The HotPlay Notes were automatically forgiven by HotPlay as intracompany loans upon the closing of the HotPlay Exchange Agreement, effective on June 30, 2021.

Pursuant to the HotPlay Exchange Agreement, the HotPlay Stockholders agreed to exchange 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company following the closing of the transactions contemplated therein) for 52 million shares of the Company’s common stock (the “HotPlay Shares”), subject to various closing conditions, including the approval of such transactions by the stockholders of the Company (which approval was received on April 7, 2021) and the approval of The NASDAQ Capital Market for the continued listing of the Company’s common stock following the closing of the HotPlay Exchange Agreement, which approval was subsequently received.

We closed the acquisition of HotPlay contemplated by the HotPlay Share Exchange effective on June 30, 2021 (the “Closing”). The 52,000,000 shares of the Company’s common stock due to the HotPlay Stockholders were issued effective June 30, 2021. In connection with the closing, we acquired 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company).

The closing of the HotPlay Exchange Agreement also triggered the automatic conversion of the Company’s outstanding Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock of the Company. Specifically, effective June 30, 2021, the 10,000,000 shares of outstanding Series B Convertible Preferred Stock and 3,828,500 shares of outstanding Series C Convertible Preferred Stock automatically converted into 7,417,700 and 3,828,500 shares of common stock of the Company, respectively, in accordance with the terms of such preferred stock.

Reinhart Interactive TV AG and Zappware N.V. Acquisition

On January 15, 2021, the Company entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart Interactive TV AG, a company organized in Switzerland (“Reinhart”), and Jan C. Reinhart, the founder of Reinhart (“Founder”) as described in more detail in “Note 5 – Advances for Investments”.

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

As of June 23, 2021, all the closing conditions had been satisfied and this transaction has been completed.

Name Change and Symbol Change

On July 2, 2021, the Company filed a Certificate of Amendment (which was subsequently corrected by a Certificate of Correction to the Certificate of Amendment (the “Certificate of Correction”) in connection with a typographical error, as discussed below)(as corrected by the Certificate of Correction, the “Certificate of Amendment”) to its Articles of Incorporation (the “Articles”) with the Secretary of State of the State of Nevada, to change the Company’s name from “Monaker Group, Inc.” to “NextPlay Technologies, Inc.” (the “Name Change”), which Amendment became effective on July 9, 2021. The filing of the Certificate of Amendment was previously approved by the shareholders of the Company at the Special Meeting of Shareholders held on April 7, 2021.

On July 6, 2021, the Company filed a Certificate of Correction to the Certificate of Amendment, to correct a typographical error in the Certificate of Amendment.

In connection with the Name Change, the Company’s common stock, par value $0.00001 per share (the “Common Stock”), began trading on the Nasdaq Capital Market under the new ticker symbol “NXTP,” effective as of the opening of trading hours on July 9, 2021 (the “Symbol Change”). The new CUSIP number of the Common Stock is 65344G102.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the unaudited financial statements and notes thereto and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2021, filed with the Securities and Exchange Commission on June 8, 2021.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to NextPlay Technologies, Inc., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “NextPlay” refer specifically to NextPlay Technologies, Inc., formerly Monaker Group, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Additional information about us is available on our website at www.nextplaytechnologies.com. We do not incorporate the information on or accessible through our websites into this filing, and you should not consider any information on, or that can be accessed through, our websites as part of this filing.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Recent Material Events. A summary of certain recent material events affecting the Company.

●	Results of Operations. An analysis of our financial results comparing the three months ended May 31, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

OVERVIEW

The Company is an innovative technology company that is building next generation solutions to power the travel, gaming, and cryptocurrency industries. We believe the most promising part of our business plan is our ability to achieve shareholder value through acquisition and organic growth that presents new opportunities in the leisure space and strengthens our existing technology platforms.

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

All of the Company’s ALRs, also commonly referred to as Vacation Rentals are:

i)	Controlled by Property Management Companies. This is a key point of differentiation for the Company, as the sole focus of Property Management Companies is to rent and service their properties, unlike an individual homeowner who often rents their property on a casual or part-time basis. We believe working with property managers results in four key benefits:

►	All properties are Instantly Bookable (all Property Management Company inventory is integrated into the Company’s Booking Engine allowing for instant confirmations);

►	Higher levels of service for renters (property managers are full-time operators);

►	Higher Quality Assurance (property managers generally have an incentive to eliminate trouble properties); and

►	Certified Rentable (most property managers are licensed and bonded requiring them to ensure properties are “legal to rent” and are further responsible for paying required taxes on behalf of homeowners.

ii)	Exclusively Individual Units. Our vacation homes and residential resort units are never shared, nor do we rent rooms in homes like other ALR companies. All ALR inventory is fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property managers rent to the public on a nightly, weekly or monthly basis.

We believe that the Company’s business-to-business (B2B) ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means risking the loss of their consumers to other ALR sites. By connecting to the Company’s Booking Engine, travel distributors can sell ALR inventory alongside their existing travel products (i.e., Air/Car/Hotel/Cruise/Tour bookings). This solves a key issue by allowing the customers of traditional travel distributors to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially lose the entire booking.

Direct to Consumer Websites

The Company has established a direct-to-consumer presence though a number of websites.

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

The Company identifies and sources ALR properties which it consolidates through its Monaker Booking Engine, allowing for instantly bookable properties being packaged alongside other travel products; this is its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through the Company’s websites as well as through other distributors. The Company’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and the Company has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

The Company sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, as well as other travel products such as sightseeing tours, shows and event tickets, and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In December 2020, the Company introduced its new corporate travel platform under the NextTrip brand. This platform allows our users to search large travel suppliers of alternative lodging inventories and combine ALR with their air and car booking.

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

The Company’s core holdings are planned to be streamlined by this summer into four key platforms being; the Monaker Booking Engine (MBE) branded as NextTrip ConNextions, Nexttripbusiness.com, NextTrip.com, and Maupintour.com, which will be rebranded as NextTripjourneys.com, and TravelMagazine.com.

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

Longroot Thailand provides blockchain technology solutions for the fast-growing cryptocurrency marketplace. Longroot Thailand is an Initial Coin Offering (ICO) portal operator authorized and regulated under the Thai Digital Asset Business Law and licensed by the Thai Securities and Exchange Commission. Longroot Thailand provides fully regulated and licensed digital assets financing, and investment services for digital assets. This innovative business model opens the door for new digital currency financing mechanisms, and new digital investment products. The Company, with its indirect control over Longroot Thailand, is planning to use Longroot Thailand’s technology and digital asset capabilities to create regulated cryptocurrencies designed to allow consumers to invest in unique revenue streams in wholesale travel, real estate homes and hotels, gaming assets and digital advertising – as well as potential token and loyalty program opportunities complementary to the Company’s gaming (with the acquisition of HotPlay) and current travel businesses.

Travel Products and Services

The Company plans to focus on marketing ALR options directly to consumers and to other travel distributors. The Company’s concentration on ALRs is driven by contracts with vacation home (including timeshare) unit owners and managers that make their properties available to consumers and to other travel portals (Distributors) for nightly or extended stays. In addition, we offer travelers activities and tours through our subsidiary, Maupintour. Therefore, not only can we assist a traveler with identifying a destination and the lodging at the destination, but we can provide options of activities while at the destination. We also provide the means for making arrangements for airline tickets, car rentals and lodging (i.e., hotels and ALRs in the near future). In summary, the Company offers travelers the complete travel package made easy or... Travel Made EasyTM.

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

RECENT EVENTS

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

Pursuant to the HotPlay Exchange Agreement, the HotPlay Stockholders agreed to exchange 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company following the closing of the transactions contemplated therein) for 52 million shares of the Company’s common stock (the “HotPlay Shares”), subject to various closing conditions, including the approval of such transactions by the stockholders of the Company (which approval was received on April 7, 2021) and the approval of The NASDAQ Capital Market for the continued listing of the Company’s common stock following the closing of the HotPlay Exchange Agreement, which approval was subsequently received.

We closed the acquisition of HotPlay contemplated by the HotPlay Share Exchange effective on June 30, 2021 (the “Closing”). The 52,000,000 shares of the Company’s common stock due to the HotPlay Stockholders were issued effective June 30, 2021. In connection with the closing, we acquired 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of the Company).

Moving forward, the Company plans to continue its transition to a travel, cryptocurrency, and an in-game advertising company.

The HotPlay Exchange Agreement and the material terms thereof are described in greater detail in the Definitive Schedule 14A Proxy Statement filed by the Company with the Securities and Exchange Commission on March 4, 2021 (the “Proxy Statement”), under the heading “The HotPlay Exchange Agreement”, beginning on page 143, which information is incorporated by reference herein.

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to approximately 33.85% of the then outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”); and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024 (the “Axion Debt”), for (i) 3,828,500 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common stock (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events (described below). Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a Cease Trade Order issued by the British Columbia Securities Commission, which impacts Axion.

The closing of the HotPlay Exchange Agreement triggered the automatic conversion of the Company’s outstanding Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock of the Company. Specifically, effective June 30, 2021, the 10,000,000 shares of outstanding Series B Convertible Preferred Stock and 3,828,500 shares of outstanding Series C Convertible Preferred Stock automatically converted into 7,417,700 and 3,828,500 shares of common stock of the Company, respectively, in accordance with the terms of such preferred stock (the “Preferred Conversion”).

The Creditor Warrants, have cashless exercise rights, an exercise price of $2.00 per share and have a term of two years, beginning on the Vesting Date (defined below). The Creditor Warrants vest on the earlier of (i) the date the Axion Debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate (as applicable, the “Vesting Date”). All of the Creditor Warrants were granted to Cern One.

As a result of the Closing, a change of control of the Company occurred, with the former stockholders of HotPlay obtaining control over the Company. The former stockholders of HotPlay and the former holders of our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock hold 72.6% of our 87,100,403 issued and outstanding shares of common stock following the Closing.

Specifically, in connection with the Closing, and the issuance of shares of common stock of the Company in connection therewith and the Preferred Conversion, effective June 30, 2021, Ms. Nithinan Boonyawattanapisut and Mr. J. Todd Bonner, husband and wife, became the largest shareholders of the Company, beneficially owning 31,117,544 shares of common stock or 35.7% of the Company’s then outstanding common stock (through Ms. Boonyawattanapisut’s control of Red Anchor Trading Corporation, which holds 27,213,606 of such shares of record and Cern One Limited, which holds 3,562,208 shares of common stock, and an additional 314,230 shares of common stock held by Ms. Boonyawattanapisut directly and 27,500 shares held by Mr. Bonner, directly). Separately, Jwanwat Ahriyavraromp and Pornsinee Chalermrattawongz, each beneficially own the 21,966,667 shares of common stock held by Tree Roots Entertainment Group, Ltd. and the 3,533,333 shares of common stock held by Dee Supreme Company Limited, issued in connection with the Closing, due to their status as directors of such entities, which in aggregate total 29.3% of the Company’s outstanding shares of common stock following the Closing.

Effective upon the Closing of the HotPlay Share Exchange, the April 7, 2021, resignations of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr. and Ms. Alexandra C. Zubko, which were to be effective upon the Closing, as previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2021, became effective and such persons were deemed to have resigned from the Board of Directors of the Company. In addition, Mr. Simon Orange, a then member of the Board of Directors, resigned as a director of the Company effective on June 30, 2021. Mr. William Kerby and Mr. Donald P. Monaco, remained as members of the Board of Directors following the Closing.

In connection with the Closing of the HotPlay Share Exchange, and pursuant to the terms thereof, the Company’s Board of Directors approved the increase in the number of directors from eight (8) to nine (9) and upon the Closing of the HotPlay Share Exchange, each of Mr. J. Todd Bonner, Ms. Nithinan Boonyawattanapisut (the spouse of Mr. Bonner), Mr. Komson Kaewkham, Mr. Athid Nanthawaroon, Mr. Yoshihiro Obata, Ms. Stacey Riddell, and Ms. Carmen L. Diges were appointed to serve as members of the Board of Directors of the Company joining William Kerby and Donald Monaco who remained on the Board of Directors following the Closing.

Effective upon the Closing, the number of shares of common stock available for future issuance under the Company’s 2021 Equity Compensation Plan (the “2021 Plan”), which was to be equal to 15% of the Company’s total outstanding shares of common stock following the Closing, was set at 13,065,060 shares of common stock.

Further, upon the Closing of the HotPlay Share Exchange, the Board of Directors confirmed the following appointments as executive officers of the Company:

Officer	Position
Nithinan Boonyawattanapisut	Co-Chief Executive Officer of the Company and Chief Executive Officer – HotPlay
William Kerby	Co-Chief Executive Officer of the Company
J. Todd Bonner	Chief Executive Officer – LongRoot, Inc.
Timothy Sikora	Chief Operating Officer and Chief Information Officer of Nexttrip
Sirapop “Kent” Taepakdee	Chief Financial Officer of the Company
Mark Vange	Chief Technology Officer of the Company

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

Pursuant to the Letter of Intent, the Company agreed, subject to certain condition precedents, including regulatory approvals and the entry into material agreements with the sellers, to acquire approximately 12 million shares of Axion, equal to 5.7% of Axion’s outstanding shares, from the stockholders for approximately $2 million, payable in a combination of stock and cash. In connection with our entry into the Letter of Intent, we paid the sellers a $500,000 non-refundable deposit towards the cash purchase price of the shares in or around October 2020 (representing 25% of such purchase price). We also issued the sellers 235,000 shares of common stock in March 2021, representing an additional 25% of the purchase price. Both payments are non-refundable. A final payment of 50% of the purchase price is due 10 days after the British Columbia Securities Commission (BCSC) lifts a cease trade order on Axion’s shares and is payable at the option of the sellers in cash or shares of the Company’s common stock, based on a 20% discount to the Company’s stock price at the time the election to take such final payment in shares is made, provided that such stock price valuation will not be less than $2.00 per share and not more than $3.00 per share. The Letter of Intent was to be terminated if the final payment had not been made by the earlier of June 30, 2021 and 15 days after the BCSC lifts the Axion no trade order, but the parties have verbally agreed to extend such date. The purchase is also contingent on the sellers granting the Company a proxy to vote the shares to be purchased of Axion through closing. The purchase remains subject to the negotiation of, and entry into, a definitive purchase agreement with the sellers, as well as other closing conditions, which have not been entered into and/or which have not been completed, to date.

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

We closed the transactions contemplated by the Investment Agreement on March 31, 2021, by paying the Founder $10.8 million in cash; however, the shares of Reinhart were not transferred to the Company until June 2021. The consideration paid to the Founder came largely from funds advanced by HotPlay pursuant to HotPlay Notes.

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

Warrant Grants

On or around March 19, 2021 and March 22, 2021, the Company issued warrants to purchase an aggregate of 160,000 shares of common stock to seven warrant holders (all unrelated third parties) in consideration for the immediate exercise of newly granted warrants. The warrants replaced prior warrants which had expired in 2020 (which had exercise prices from between $3.75 and $5.00 per share) and had an exercise price of $2.00 per share and an expiration date on March 31, 2021 (the “New Warrants”). Those warrants were subsequently exercised for cash on or around March 31, 2021, and the Company received cash of $320,000 in connection with such exercises. The 160,000 shares of common stock issuable upon exercise thereof were issued on or around April 1, 2021. The Company has agreed to register the shares of common stock issuable upon exercise of the warrants, which a registration statement has been filed in connection with.

Warrant Exchanges

On or around March 19, 2021 and March 22, 2021, the Company exchanged warrants to purchase an aggregate of 51,900 shares of common stock held by two of the same warrant holders who were granted New Warrants, which had an exercise price of $5.13 per share and an expiration date of July 30, 2022, for new warrants had an exercise price of $2.00 per share and an expiration date on March 31, 2021 (the “Exchanged Warrants”). Those warrants were subsequently exercised for cash on or around March 31, 2021, and the Company received cash of $103,800 in connection with such exercises. The 51,900 shares of common stock issuable upon exercise thereof were issued on or around April 1, 2021. The Company has agreed to register the shares of common stock issuable upon exercise of the warrants, which a registration statement has been filed in connection with.

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

On June 1, 2021, Streeterville agreed to defer 50% of the April 2021 Note Increase which was otherwise to occur due to the Company’s failure to timely meet all of the November 2020 Note Transaction Conditions. As such, a total of $506,085 has been capitalized into the outstanding balance of the November 2020 Streeterville Note effective as of April 30, 2021, and the remaining $506,085 of the April 2021 Note Increase will only be added to the balance of the November 2020 Streeterville Note if the Company fails to meet the November 2020 Transaction Conditions by June 30, 2021. Separately, if the Company did not meet the March 2021 Note Transaction Conditions by June 30, 2021, the March 2021 Streeterville Note would be subject to the June 2021 Note Increase. The Company completed the acquisition of HotPlay effective as of June 30, 2021, and as such the November 2020 Transaction Conditions and the March 2021 Note Transaction Conditions were satisfied.

On June 22, 2021, the Company entered into an Exchange Agreement with Streeterville (the “Streeterville Exchange Agreement”), pursuant to which Streeterville exchanged $600,000 of a June 2021 requested redemption of $1.25 million under the November 2020 Streeterville Note (which amount was partitioned into a separate promissory note) for 300,000 shares of the Company’s common stock.

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

Notwithstanding the terms of the Bill of the Sale, and the payment by the Company of the aggregate purchase price pursuant thereto, the transfer of the IFEB Shares to the Company and the Company’s acquisition of control of IFEB was subject to review of the Company’s financial viability, as well as other matters, by OCIF, and the approval of OCIF, which approval has been provided by OCIF, but which closing is still subject to certain other conditions of closing. The Company anticipates completing acquisition of the IFEB Shares in or around July 2021.

On May 6, 2021, in anticipation of the acquisition of the IFEB Shares, and control of IFEB, the Company and IFEB entered into a Preferred Stock Exchange Agreement, which was amended by a First Amendment to Preferred Stock Exchange Agreement entered into May 10, 2021 and effective May 6, 2021 (as amended by the first amendment, the “Preferred Exchange Agreement”), pursuant to which the Company agreed to exchange 1,950,000 shares of the Company’s restricted common stock (the “Company Shares”) for 5,850 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A preferred shares of IFEB (the “IFEB Preferred Shares”).

The IFEB Preferred Shares will have a coupon of 2% per annum, payable in quarterly installments in arrears. The IFEB Preferred Shares will be redeemable by the Company; however, IFEB may, by the vote of the holders of a majority of its outstanding common stock, call and redeem the IFEB Preferred Shares in exchange for the Company Shares, plus accrued interest on the IFEB Preferred Shares at the time of any such redemption; and upon a Change of Control (defined below), the Company may cause IFEB to repurchase the IFEB Preferred Shares in exchange for the Company Shares, plus accrued interest at the time of any such Change of Control. “Change of Control” means the sale of all or substantially all the assets of IFEB; any merger, consolidation or acquisition of IFEB with, by or into another corporation, entity or person; or any change in the ownership of more than fifty percent (50%) of IFEB’s voting securities or the economic rights of such IFEB’s securities.

The closing of the transactions contemplated by the Preferred Exchange Agreement, including the issuance of the Company Shares and IFEB Preferred Shares, are subject to various closing conditions, including, but not limited to IFEB receiving approval from OCIF to issue preferred stock (including the Series A preferred shares), and the filing of a formal designation of the Series A preferred stock by IFEB with the Secretary of State of Puerto Rico. As such, the transactions contemplated by the Preferred Exchange Agreement may not close on a timely basis, if at all. If not closed by July 23, 2021, previously by June 30, 2021, the Preferred Exchange Agreement can be terminated by either party with written notice to the other.

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

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the date the HotPlay Exchange Agreement closes and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closed (which was below the $3.02 per share minimum conversion price). The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default.

May 2021 Underwritten Offering

On May 13, 2021, the Company entered into an underwriting agreement (the “May 2021 Underwriting Agreement”) with EF Hutton, formerly Kingswood Capital Markets (“EF Hutton”), as representatives of the underwriters named therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “May 2021 Offering”) an aggregate of 3,230,000 shares of the Company’s common stock at a public offering price of $2.50 per share. The Company also granted the underwriters a 45-day option to purchase up to an additional 484,500 shares of common stock to cover over-allotments, if any, which over-allotment option was exercised in full. The May 2021 Offering (including the sale of the over-allotment shares) closed on May 18, 2021.

EF Hutton acted as sole book-running manager for the May 2021 Offering. The Company paid the Underwriters a cash fee equal to 6% of the aggregate gross proceeds received by the Company in connection with the May 2021 Offering, paid the Underwriters a non-accountable expense allowance equal to 1% of the aggregate gross proceeds received by the Company in connection with the May 2021 Offering, and reimbursed certain expenses of the Underwriters.

The net proceeds to the Company from the May 2021 Offering, after deducting the underwriting discounts and commissions and offering expenses, were approximately $8.5 million. The Company used a portion of the net proceeds from the May 2021 Offering to repay approximately $1.3 million owed to Streeterville, provide capital to IFEB in advance of the closing of the acquisition of control of IFEB (which acquisition is pending, subject to closing conditions, and may not be completely timely, if at all), for general corporate purposes and working capital or for other purposes that the board of directors, in their good faith, deems to be in the best interest of the Company. We may also use all or a portion of the remaining net proceeds from this offering (after the payments described above) to fund possible investments in, or acquisitions of, complementary businesses, technologies or products; however, we currently have no definitive agreements or commitments with respect to any investment or acquisition.

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

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (the “IP Purchase Amendment”). Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000 (the “Payment”), payable by way of an initial payment of $500,000, and twelve monthly payments of approximately $195,833 (collectively, the “Required Payments”), with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment, and has been paid to date. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of the Company or a third-party) (a “Paying Party”), for the benefit of the Company, which shall be treated for all purposes as a payment by the Company. As consideration for such Paying Party making such payment on behalf of the Company, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.6888 as to the first $500,000 payment (which payment has been made, but which shares have not been transferred to the Company to date), and 0.691 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares).

To date, a total of $500,000 has been paid to IDS in exchange for 344,400 shares, however, such shares have not been transferred to the Company to date or cancelled.

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

Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment as discussed above by the Company (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company.

Until such time as the IDS Shares are no longer held by IDS, IDS agreed not to transfer or encumber any of such shares, except pursuant to the terms of the IP Purchase Amendment.

IDS also agreed to transfer certain unbranded travel videos back to the Company which were previously purchased by IDS from the Company, pursuant to the IP Purchase Agreement.

A further requirement of the IP Purchase Amendment was that IDS enter into a Shareholder Voting Representation Agreement with William Kerby, our Chief Executive Officer and director (the “Shareholder Voting Agreement”), which was entered into effective on May 18, 2021. Pursuant to the Shareholder Voting Agreement, IDS provided Mr. Kerby the right to, and an irrevocable proxy to, vote all of the IDS Shares held by IDS at any meeting of stockholders of the Company and/or via any written consent of stockholders of the Company. The Shareholder Voting Agreement remains in place until the earlier of the fifth anniversary of the Shareholder Voting Agreement; the disposition of the IDS Shares pursuant to the IP Purchase Amendment; a change of control of the Company resulting in persons prior to such transaction obtaining more than 50% voting control of the Company following such transaction; the sale of all or substantially all of the assets of the Company; or termination of the agreement by Mr. Kerby. Mr. Kerby may also assign his rights under the agreement to another party and/or the Company may assign Mr. Kerby’s rights under the agreement if Mr. Kerby is unable to make such assignment due to his death or disability. Mr. Kerby was provided the voting rights as the shareholder representative of, and for the benefit of, the Company.

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

Name Change and Symbol Change

On July 2, 2021, the Company filed a Certificate of Amendment (which was subsequently corrected by a Certificate of Correction to the Certificate of Amendment (the “Certificate of Correction”) in connection with a typographical error, as discussed below)(as corrected by the Certificate of Correction, the “Certificate of Amendment”) to its Articles of Incorporation (the “Articles”) with the Secretary of State of the State of Nevada, to change the Company’s name from “Monaker Group, Inc.” to “NextPlay Technologies, Inc.” (the “Name Change”), which Amendment became effective on July 9, 2021. The filing of the Certificate of Amendment was previously approved by the shareholders of the Company at the Special Meeting of Shareholders held on April 7, 2021.

On July 6, 2021, the Company filed a Certificate of Correction to the Certificate of Amendment, to correct a typographical error in the Certificate of Amendment.

In connection with the Name Change, the Company’s common stock, par value $0.00001 per share (the “Common Stock”), began trading on the Nasdaq Capital Market under the new ticker symbol “NXTP,” effective as of the opening of trading hours on July 9, 2021 (the “Symbol Change”). The new CUSIP number of the Common Stock is 65344G102.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted. It is currently unclear whether the state of Florida, or the other states, countries or other jurisdictions in which we provide travel services, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations and/or results of operations, notwithstanding the continued roll-out of COVID-19 vaccines. It is also too early to determine how effective or widespread the available vaccines will be to curb the spread or effects of COVID-19, including seasonal variants.

The COVID-19 pandemic, and governmental responses thereto, including travel restrictions, ‘stay-at-home’ orders and required social distancing orders, severely restricted the level of economic activity around the world, and is having an unprecedented effect on the global travel industry. Additionally, the ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels, airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses.

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

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict at this time. The pandemic could continue to impede global economic activity for an extended period of time, even as restrictions have been lifted in many jurisdictions and vaccines are widely available in the United States and certain other countries. The effects of COVID-19 may significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

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

As a result of the above, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

RESULTS OF OPERATIONS

For the Three Months Ended May 31, 2021 Compared to the Three Months Ended May 31, 2020

Revenues

Our total revenues increased 36% to $10,734 for the three months ended May 31, 2021, compared to $7,874 for the three months ended May 31, 2020, an increase of $2,860 from the prior period. The increase in sales is mainly driven by the reduced impact of the COVID-19 pandemic on the global travel industry. As more countries and travel destinations lift COVID-19 restrictions, we have experienced an increase in travel reservations. Some travelling schedules have been postponed to later in the year, or the beginning of next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time; provided that we expect such pandemic to continue to have a material adverse effect on our revenues for the remainder of the calendar year and continuing throughout calendar 2021.

Cost of Revenues

Our total cost of revenues increased 78% to $9,828 for the three months ended May 31, 2021, compared to $5,527 for the three months ended May 31, 2020, an increase of $4,301. Our gross profit was $906 for the three months ended May 31, 2021, compared to $2,347 for the three months ended May 31, 2020. Cost of revenues increased, and gross profit decreased, based on the type of travel booked in this quarter compared to last quarter, which required more cost of revenues.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses increased by $3,251,284 or 270% to $4,456,395 for the three months ended May 31, 2021, compared to $1,205,111 for the three months ended May 31, 2020. This increase was mainly related to: (i) increased general and administrative expenses of $1,953,369, driven mainly by an increase in loan related expenses of $674,926, investor relation related expenses of $769,962 and legal fees of $279,628; (ii) a $426,226 increase in salaries and benefits related to additional personnel; (iii) a $283,011 increase in marketing and promotion expenses to support new product launches; and (iv) a $486,347 increase in depreciation and amortization expense mainly related to additional debt issuance costs.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $3,046,250 for the three months ended May 31, 2021, compared to $846,183 for the three months ended May 31, 2020, a change of $2,200,067 from the prior period. The increase is mainly attributable to the valuation loss, net of our holdings in Axion Ventures, Bettwork, Verus and Recruiter.com, as described in greater detail in “Note 5 – Investment in Unconsolidated Affiliates”, which resulted in a loss of $2,841,871 for the three months ended May 31, 2021, compared to a loss of $341,933 for the three months ended May 31, 2020, for an additional loss of $2,499,938. This additional loss was partially offset by a reduced loss on the sale of unconsolidated affiliates, Verus and Recruiter holdings, of $532,209.

Net Loss

We had a net loss of $7,501,738 for the three months ended May 31, 2021, compared to a net loss of $2,048,947 for the three months ended May 31, 2020, resulting in an increase in net loss of $5,452,781 or 266% from the prior period. The increase in the net loss was primarily due to the increase in operating expenses of $3,251,284 and an increase in other expenses of $2,200,067, as described in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

On May 31, 2021, we had $7,525,898 of cash on-hand which was an increase of $4,884,910 from $2,640,988 at February 28, 2021. The increase in cash on hand was mainly attributed to net proceeds received from financing activities of $27,552,975, which was partially offset by cash used for operating expenses of $2,237,886 and cash used by investing activities of $20,430,177.

As of May 31, 2021, the Company had total current liabilities of $28,199,308, consisting mainly of notes payable, net in the form of Secured Notes owed to Streeterville Capital LLC of $9,096,237 and convertible notes payables with HotPlay of $15,000,000 (which were forgiven as intraparty loans upon the closing of the HotPlay acquisition effective on June 30, 2021); accounts payable and accrued expenses of $1,732,719; and an operating lease liability of $1,257,820. We anticipate that we will satisfy these amounts from proceeds derived from equity sales, sales of marketable securities, financing, cash on hand and revenue generated from sales.

As of May 31, 2021, we had $49.8 million in total assets, $28.2 million in total liabilities, working capital of $6.6 million and a total accumulated deficit of $140.9 million.

Net cash used in operating activities increased to $2,237,886 for the quarter ended May 31, 2021, compared to $1,012,674 of cash used in operating activities during the quarter ended May 31, 2020. The increase was mainly the result of the Company’s net loss from operations offset by an increase in valuation loss, net.

Net cash used in investing activities increased to $20,430,177 for the quarter ended May 31, 2021, as compared to net cash used in investing activities of $147,552 for quarter ended May 31, 2020. The increase can be attributed mainly to cash used as advances for investments in Reinhart Interactive TV and IFEB as well as the purchase of intangible assets and website development costs.

Net cash provided by financing activities increased to $28,655,041 for the quarter ended May 31, 2021, compared to $1,071,534 for the quarter ended May 31, 2020. The increase was primarily due to funds received from the sale of common stock and net cash provided by promissory notes.

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

Additional information regarding our notes payable, notes receivable, investments in equity instruments, acquisitions and dispositions and line of credit can be found under “Part I. Financial Statements—Item 1. Financial Statements” – “Note 4 – Notes Receivable”; “Note 10 – Related Party Promissory Notes and Transactions”, “Note 5 – Investment in Unconsolidated Affiliates”, “Note 6 – Acquisitions and Dispositions”, “Note 8 – Line of Credit”; and “Note 9 – Notes Payable”, and “Note 14 – Subsequent Events”.

We have very limited financial resources. We currently have a monthly cash requirement of approximately $950,000, exclusive of capital expenditures. Management intends to seek additional equity or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

We will need substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. As of May 31, 2021, we had approximately $28.2 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. As of May 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Co-Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of May 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Co-Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of May 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation and prior settlements are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” from, Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in “Note 12 - Commitments and Contingencies”, under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, filed with the Commission on June 8, 2021, under the heading “Risk Factors” except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended February 28, 2021, under “Risk Factors” or below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of May 31, 2021, the Company had an accumulated deficit of $140,910,961. Net loss for the three months ended May 31, 2021, amounted to $8,603,805. Our travel operations generated a gross profit of only $906 for the three months ended May 31, 2021, and as of May 31, 2021, we had working capital of $6,605,094. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve, or sustain profitability, or continue as a going concern. Furthermore, due to our relatively small size and market footprint, we may be more susceptible to issues affecting the global travel, cryptocurrency, gaming and banking (assuming the IFEB acquisition is successfully completed) industries in general, such as COVID-19, contractions in the global travel industry, cryptocurrency, gaming and banking (assuming the IFEB acquisition is successfully completed) regulatory changes, as compared to larger competitors.

We currently have a monthly cash requirement of approximately $950,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of May 31, 2021 and February 28, 2021, we had $28,199,038 and $6,835,073, respectively, of current liabilities.

We have derived our funding of operations with equity transactions and with the proceeds from debt offerings. Currently, revenues provide less than 2% of our cash requirements due to the COVID-19 pandemic.

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

The measures implemented to contain the COVID-19 pandemic have had, and are expected to continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position. In particular, such measures have previously led to unprecedented levels of cancellations and limited new travel bookings in our travel division. Moreover, any additional measures or changes in laws or regulations, whether in the United States or other countries, that further impair the ability or desire of individuals to travel, including laws or regulations banning travel, requiring the closure of hotels or other travel-related businesses (such as restaurants) or otherwise restricting travel due to the risk of the spreading of COVID-19, may exacerbate the negative impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity position.

The duration and severity of the COVID-19 pandemic are still uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions have been lifted in many jurisdictions and vaccines are now widely available in the United States and in many other jurisdictions. COVID-19 could lead to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

The Company’s liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms and insolvencies.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fiscal 2022 financial results relating to our operations, we anticipate an increase in year-over-year revenue as compared to fiscal year 2021 (ended February 28, 2021). However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is constantly changing and impossible to predict currently. Furthermore, we do not currently anticipate future revenues will be sufficient to support or operating expenses in the near term.

Separately, our capital requirements associated with our travel division may increase in the near term and long-term due to the impact of the COVID-19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

As a result of the above, in the event we are not able to raise sufficient capital to support our options, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require, and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

Risks Related to HotPlay’s Business

Economic downturns and market conditions beyond HotPlay’s control could adversely affect HotPlay’s business, financial condition, and results of operations.

HotPlay’s business depends on the overall demand for advertising, video games, and other technology offerings, and as to HotPlay, on the economic health of advertisers that benefit from its platform. Economic downturns or unstable market conditions may cause advertisers to decrease or pause their advertising budgets, which could reduce spend through HotPlay’s platform and adversely affect its business, financial condition, and results of operations. Similarly, economic downturns could also decrease the amount of disposable income gamers have available for the purchase of HotPlay’s video game offerings. Additionally, as described above, public health crises may disrupt the operations of HotPlay’s customers and partners for an unknown period, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact its business and results of operations, including cash flows. As HotPlay explores new countries to expand its business, economic downturns or unstable market conditions in any of those countries could result in HotPlay’s investments not yielding the returns it anticipates.

HotPlay’s future success depends on the continuing efforts of its key employees, including Ms. Nithinan Boonyawattanapisut and Mr. Mark Vange, and its ability to attract, hire, retain and motivate highly skilled employees in the future.

HotPlay’s future success depends on the continuing efforts of Ms. Nithinan Boonyawattanapisut (the director of HotPlay), Mr. Mark Vange (the Chief Technology Officer of HotPlay), and other key employees. HotPlay relies on the leadership, knowledge, and experience that its executive officers provide. They foster HotPlay’s corporate culture, which has been instrumental to its ability to attract and retain new talent. HotPlay also relies on its ability to hire and retain qualified and motivated employees. The market for talent in HotPlay’s areas of operations, is intensely competitive, as technology companies like HotPlay compete to attract the best talent. As a result, HotPlay may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and it may lose new employees to competitors or other companies before HotPlay realizes the benefit of its investment in recruiting and training them. New employees often require significant training and, in many cases, take significant time before they achieve full productivity.

Employee turnover, including changes in HotPlay’s management team, could disrupt its business. None of HotPlay’s key employees have an employment agreement for a specific term, and all of its employees may terminate his or her employment with HotPlay at any time. The loss of one or more of HotPlay’s executive officers, or its inability to attract and retain highly skilled employees could harm HotPlay’s business, financial condition, and results of operations.

Seasonal fluctuations in advertising activity could harm HotPlay’s revenue, cash flow, and results of operations.

HotPlay’s revenue, cash flow, results of operations, and other key operating and performance metrics may vary from quarter to quarter due to the seasonal nature of its clients’ spending on advertising campaigns. For example, clients tend to devote more of their advertising budgets to the fourth calendar quarter to coincide with consumer holiday spending. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for it. Seasonality could have a significant impact on HotPlay’s revenue, cash flow, and results of operations from period to period.

HotPlay relies on external developers to develop some of its software products.

HotPlay relies on external software developers to develop some of its software products. Because HotPlay depends on external developers, it is subject to the following risks:

●	continuing strong demand for top-tier developers’ resources, combined with the recognition they receive in connection with their work, may cause developers who worked for HotPlay in the past either to work for a competitor in the future or to renegotiate agreements with HotPlay on terms less favorable to HotPlay;

●	limited financial resources and business expertise or the inability to retain skilled personnel may force developers out of business before completing products for HotPlay or require HotPlay to fund additional costs;

●	a competitor may acquire the business of one or more key developers or sign them to exclusive development arrangements and, in either case, HotPlay would not be able to continue to engage such developers’ services for products, except for any period for which the developer is contractually obligated to complete development; and

●	reliance on external developers reduces HotPlay’s visibility into, and control over, development schedules and operational outcomes compared to those when utilizing internal development resources.

Lawsuits have been filed and may continue to be filed, against publishers of interactive entertainment software products.

In prior years, lawsuits have been filed against numerous interactive entertainment companies, by the families of victims of violence, alleging that interactive entertainment products influence the behavior of the perpetrators of such violence. These lawsuits have been dismissed, but similar additional lawsuits could be filed in the future. It is uncertain whether HotPlay’s insurance carriers would cover all or any amounts for which it might be liable if such future lawsuits are not decided in its favor. Further, any such lawsuit could result in increased governmental scrutiny, harm to HotPlay’s reputation, reduced demand by consumers for its products, or decreased willingness by customers to use or purchase, or by its partners to provide marketing support for, those products. Such results could divert development and management resources, increase legal fees and other costs, and have other negative impacts on HotPlay’s business.

HotPlay’s business may be harmed if its distributors, retailers, development and licensing partners, or other third parties with whom it is affiliated, act in ways that put its brands at risk.

In many cases, HotPlay’s business partners are given access to sensitive and proprietary information or control over intellectual property to provide services and support. These third parties may misappropriate information or intellectual property and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, the failure of third parties to adequately maintain or update their services and technologies, or the misappropriation or misuse of this information or intellectual property could result in a disruption to HotPlay’s business operations or an adverse effect on its reputation and may negatively impact its business.  Similarly, actions taken by third parties with whom HotPlay may be affiliated may act in a way that places its brands at risk, which could hurt its reputation and may negatively impact its business.

HotPlay uses open-source software in connection with certain of its games and services, which may pose particular risks to its proprietary software, products, and services in a manner that could harm its business.

HotPlay uses open-source software in connection with some of the games and services it offers. Some open-source software licenses require users who distribute open-source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open-source code on unfavorable terms or at no cost. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on HotPlay’s use of the open-source software. Were it determined that HotPlay’s use was not in compliance with a particular license, it may be required to release proprietary source code, pay damages for breach of contract, re-engineer games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from its game or technology development efforts, any of which could negatively impact its business.

HotPlay’s products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent it from enforcing or defending proprietary technologies. Further, the use of unauthorized “cheat” programs or the use of other unauthorized software modifications by users could impact multiplayer gameplay or lead to reductions in microtransactions in its games.

HotPlay relies on a variety of methods, including a combination of copyright, patent, trademark, and trade secret laws and employee and third-party non-disclosure agreements, to protect its proprietary rights. It owns or licenses various copyrights, patents, trademarks, and trade secrets. The process of registering and protecting these rights in various jurisdictions is expensive and time-consuming. Further, HotPlay is aware that some unauthorized copying occurs, and if a significantly greater amount of unauthorized copying of its software products were to occur, it could negatively impact its business.

Piracy is a persistent problem for HotPlay, and policing the unauthorized sale, distribution, and use of products is difficult, expensive, and time-consuming. Further, the laws of some countries in which HotPlay’s products are, or may be, distributed either do not protect products and intellectual property rights to the same extent as the laws of the United States or are poorly enforced. In addition, though HotPlay takes steps to make the unauthorized sale, distribution, and use of its products more difficult and to enforce and police its rights, as do the operators of other platforms on which many of its games are played, these efforts may not be successful in controlling the piracy of products in all instances.

In addition, “cheating” programs or other unauthorized software tools and modifications that enable consumers to cheat in games could negatively impact the volume of microtransactions or purchases of downloadable content. In addition, vulnerabilities in the design of HotPlay’s products or the platforms upon which they run could be discovered after their release, which may result in lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively impact HotPlay’s business.

Existing intellectual property laws may not provide adequate protection for HotPlay’s products in connection with emerging technologies.

The insolvency or business failure of any of HotPlay’s business partners could negatively impact HotPlay.

Retailers and distributors in the interactive entertainment industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. Challenging economic conditions may impair the ability of HotPlay’s customers to pay for products it has purchased and, as a result, HotPlay’s reserves for doubtful accounts and write-off of accounts receivable could increase and, even if increased, may turn out to be insufficient. Further, the insolvency or business failure of other types of business partners could result in disruptions to the distribution of HotPlay’s products or the cancellation of contractual arrangements that it considers to be favorable. A payment default by, or the insolvency or business failure of, a significant business partner could negatively impact HotPlay’s business.

HotPlay is a global company and is subject to the risks and uncertainties of conducting business outside of the U.S.

HotPlay conducts business throughout the world. Moving forward, HotPlay expects that international sales will continue to account for a significant portion of its total revenues and, moreover, that sales in emerging markets in Asia and elsewhere will continue to be an important part of its sales. As such, it is and may be increasingly, subject to risks inherent in foreign trade generally, as well as risks inherent in doing business in emerging markets, including increased tariffs and duties, compliance with economic sanctions, fluctuations in currency exchange rates, shipping delays, increases in transportation costs, international political, regulatory and economic developments, unexpected changes to laws, regulatory requirements, and enforcement on HotPlay and its partners and differing local business practices, all of which may impact profit margins or make it more difficult, if not impossible, for it to conduct business in foreign markets.

A deterioration in relations between either HotPlay or the United States and any country in which HotPlay has significant operations or sales, or the implementation of government regulations in such a country, could result in the adoption or expansion of trade restrictions, including economic sanctions, that could have a negative impact on HotPlay’s business.

In addition, cultural differences may affect consumer preferences and limit the international popularity of games that are popular in one jurisdiction or require HotPlay to modify the content of the games or advertising methods, or the method by which it charges customers, to be successful. If HotPlay does not correctly assess consumer preferences in the countries in which it sells products or offers services, or if the other risks discussed herein come to fruition, it could negatively impact its business.

Fluctuations in currency exchange rates could negatively impact HotPlay’s business.

HotPlay transacts business in various currencies other than the U.S. dollar and has international sales and expenses denominated in currencies other than the U.S. dollar, subjecting it to currency exchange rate risks. A substantial portion of HotPlay’s payments and receipts are denominated in local currencies, which could fluctuate against the U.S. dollar. The impact of foreign currency fluctuations, particularly the strengthening of the U.S. dollar, may have an asymmetric and disproportional impact on HotPlay’s business. In addition, interest rate volatility, including lower interest rates resulting from actions taken in connection with the COVID-19 pandemic, can decrease the amount of interest earned on HotPlay’s cash, cash equivalents, and short-term investment portfolios.

HotPlay’s games are subject to scrutiny regarding the appropriateness of their content.

Certain app stores use rating systems for the content which is made available through such app stores (including Apple and Google). If HotPlay is unable to obtain the ratings it has targeted for products, it could have a negative impact on its business. In some instances, it may be required to modify products to meet the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories. Further, if one of HotPlay’s games is “re-rated” for any reason, a ratings organization could require corrective actions.

HotPlay’s business, products, and distribution are subject to increasing regulation in key territories. If it does not successfully respond to these regulations, its business could be negatively impacted.

The video game industry continues to evolve, and new and innovative business opportunities are often subject to new attempts at regulation. As such, legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, that may affect the way in which HotPlay, and other industry participants, may offer content and features, and distribute and advertise products. These laws, regulations, and investigations are related to the protection of minors, gambling, consumer privacy, accessibility, advertising, taxation, payments, intellectual property, distribution, and antitrust, among others.

For example, many foreign countries have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced at one time or another at the federal and state levels in the United States, including legislation that attempts to impose additional taxes based on content). In addition, certain jurisdictions have laws that restrict or prohibit the marketing or distribution of interactive entertainment software products with random digital item mechanics, or subject such products to additional regulation and oversight, such as reporting to regulators. Also, HotPlay’s games could in the future become subject to gambling-related rules and regulations and expose it to civil and criminal penalties. Further, the growth and development of electronic commerce and virtual items and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies such as HotPlay conducting business through the Internet and mobile devices. Also, existing laws or new laws regarding the marketing of in-app purchases, regulation of currency, banking institutions, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods.

The adoption and enforcement of legislation that restricts the marketing, content, business model, or sales of HotPlay’s products in countries in which it does business may harm the sales of such products, as the products it is able to offer to customers and the size of the potential audience for such products may be limited. HotPlay may be required to modify certain product development processes or products or alter marketing strategies to comply with regulations, which could be costly or delay the release of products. In addition, the laws and regulations affecting HotPlay’s products vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties, as well as harm to HotPlay’s reputation.

Change in government regulations relating to the Internet could negatively impact HotPlay’s business.

HotPlay relies on consumer’s/user’s access to significant levels of Internet bandwidth for the digital delivery of its content and the functionality of its games with online features. Changes in laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws impacting “net neutrality,” could impair HotPlay’s consumer’s/user’s online experiences, decrease the demand for its products and services or increase its cost of doing business. Given the uncertainty around these rules relating to the Internet, including changing interpretations, amendments, or repeal of those rules, coupled with the potentially significant political and economic power of local Internet service providers and the level of Internet bandwidth access HotPlay’s products and services require, it could experience discriminatory or anti-competitive practices that could impede its growth, cause HotPlay to incur additional expenses, or otherwise negatively impact its business.

HotPlay depends on servers and networks to operate its games and advertising. If HotPlay were to lose functionality in any of these areas for any reason, its businesses may be negatively impacted.

The business of HotPlay relies on the continuous operation of servers, some of which are owned and operated by third parties. Although HotPlay strives to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvent security measures, a failure of disaster recovery service, or the failure of a company on which HotPlay is relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of its software and products with online features, and could prevent the operation of such software and products altogether, any of which could result in the loss of sales.

HotPlay also relies on platforms and networks operated by third parties, such as the Apple Appstore and Google Play store, for the sale and digital delivery of downloadable games. An extended interruption to any of these services could adversely affect its ability to operate, which could result in a loss of revenue and otherwise negatively impact its business.

HotPlay derives a significant portion of its revenues from advertisements and if any events occur that negatively impact its relationships with advertisers, its advertising revenues and operating results would be negatively impacted.

HotPlay derives a significant portion of its revenues through advertisements and offers it serves to gamers. HotPlay needs to maintain good relationships with advertisers to provide it with a sufficient inventory of advertisements and offers. Online advertising, including through mobile games and other mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook, and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. If HotPlay’s relationship with any advertising partners terminates for any reason, or if the commercial terms of its relationships are changed or do not continue to be renewed on favorable terms, HotPlay would need to qualify new advertising partners, which could negatively impact its revenues, at least in the short term.

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications.

HotPlay’s business is highly competitive. The competition presents an ongoing threat to the success of HotPlay’s business.

HotPlay competes with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on mobile devices and online. HotPlay faces significant competition in every aspect of its business, including companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. HotPlay competes with companies that offer products across broad platforms that replicate the capabilities it provides. Some of its competitors may be domiciled in different countries and subject to political, legal, and regulatory regimes that enable them to compete more effectively than HotPlay. In addition, HotPlay faces competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Some of HotPlay’s current and potential competitors may have greater resources or stronger competitive positions in certain product segments, geographic regions, or user demographics than it does. These factors may allow competitors to respond more effectively to new or emerging technologies and changes in market conditions. HotPlay’s competitors may develop products, features, or services that are similar to its or that achieve greater acceptance may undertake more far-reaching and successful product development efforts or marketing campaigns or may adopt more aggressive pricing policies.

HotPlay’s ability to compete effectively depends upon many factors both within and beyond its control, including:

●  the popularity, usefulness, ease of use, performance, and reliability of its products compared to its competitors’ products;

●  the size and composition of its user base;

●  the engagement of users with its products and competing products;

●  the timing and market acceptance of products, including developments and enhancements to its or its competitors’ products;

●  its safety and security efforts and its ability to protect user data and to provide users with control over their data;

●  its ability to distribute its products to new and existing users;

●  its ability to monetize its products;

●  HotPlay’s frequency, size, format, quality, and relative prominence of the ads displayed by it or its competitors;

●  customer service and support efforts;

●  marketing and selling efforts, including HotPlay’s ability to measure the effectiveness of its ads and to provide marketers with a compelling return on its investments;

●  its ability to establish and maintain developers’ interest in building mobile and web applications that integrate with their applications, games, and offerings;

●  changes mandated by legislation, regulatory authorities, or litigation, some of which may have a disproportionate effect on it;

●  acquisitions or consolidation within its industry, which may result in more formidable competitors;

●  its ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

●  its ability to cost-effectively manage and grow its operations; and

●  its reputation and brand strength relative to those of its competitors.

If HotPlay is not able to compete effectively, its user base and level of user engagement may decrease, it may become less attractive to developers and marketers, and its revenue and results of operations may be materially and adversely affected.

HotPlay’s new products and changes to existing products could fail to attract or retain users or generate revenue and profits.

HotPlay’s ability to retain, increase, and engage its user base and to increase revenue depends heavily on its ability to continue to evolve existing products and to create successful new products, both independently and in conjunction with developers or other third parties. HotPlay may introduce significant changes to its existing products or acquire or introduce new and unproven products, including using technologies with which they have little or no prior development or operating experience. In addition, the introduction of new products, or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny or other complications that could adversely affect HotPlay’s business and financial results. If HotPlay’s new or enhanced products fail to engage users, marketers, or developers, or if its business plans are unsuccessful, it may fail to attract or retain users or to generate sufficient revenue, operating margin, or other value to justify its investments, and its business may be adversely affected.

HotPlay’s products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in such systems, could adversely affect its business.

HotPlay’s products and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, which is highly technical and complex. In addition, HotPlay’s products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which it relies has contained, and will in the future contain, errors, bugs, or vulnerabilities, and its systems are subject to certain technical limitations that may compromise its ability to meet its objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which HotPlay relies have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use such products, compromised ability of such products to perform in a manner consistent with HotPlay’s terms, contracts, or policies, delayed product introductions or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of its users and/or its intellectual property, or reductions in its ability to provide some or all of its services. In addition, any errors, bugs, vulnerabilities, or defects in HotPlay’s systems or the software and hardware on which it relies, failures to properly address or mitigate the technical limitations in its systems, or associated degradations or interruptions of service or failures to fulfill its commitments to users, have in the past led to, and may in the future lead to, outcomes including damage to its reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect HotPlay’s business and financial results.

HotPlay’s business partners may be unable to honor their obligations to HotPlay.

HotPlay relies on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees in many areas of its business. Their actions may put HotPlay’s business and our reputation and brand at risk. For example, HotPlay may have disputes with its business partners that may impact its business and/or financial results. In many cases, HotPlay’s business partners may be given access to sensitive and proprietary information in order to provide services and support to their teams, and they may misappropriate such information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to HotPlay’s business operations. Further, disruptions in the financial markets, economic downturns including related to the COVID-19 pandemic, poor business decisions, or reputational harm may adversely affect HotPlay’s partners and they may not be able to continue honoring their obligations to HotPlay or could cease their arrangements with HotPlay. Alternative arrangements and services may not be available to HotPlay on commercially reasonable terms or HotPlay may experience business interruptions upon a transition to an alternative partner or vendor. If HotPlay loses one or more significant business partners, its business could be harmed and its financial results could be materially affected.

The products or services HotPlay releases may contain defects, bugs, or errors.

HotPlay’s products and services are extremely complex software programs and are difficult to develop and distribute. HotPlay has quality controls in place to detect defects, bugs, or other errors in its products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. In addition, the effectiveness of its quality controls and preventative measures may be negatively affected by the distribution of its workforce resulting from the COVID-19 pandemic. As such, these quality controls and preventative measures may not be effective in detecting all defects, bugs, or errors in HotPlay’s products and services before they have been released into the marketplace. In such an event, the technological reliability and stability of HotPlay’s products and services could be below its standards and the standards of its players, and its reputation, brand, and sales could be adversely affected. In addition, HotPlay could be required to or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, bug, or error each of which could significantly harm HotPlay’s business and operating results.

Competition within, and to, the interactive entertainment industry is intense, and competitors may succeed in reducing HotPlay’s sales.

HotPlay competes with other publishers of interactive entertainment software, both within and outside the United States. HotPlay’s competitors include very large corporations with significantly greater financial, marketing, and product development resources than it has. Its larger competitors may be able to leverage their greater financial, technical, personnel, and other resources to provide larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties, as well as adopt more aggressive pricing policies to develop more commercially successful video game products than HotPlay does. In addition, competitors with large portfolios and popular games typically have greater influence with platform providers, retailers, distributors, and other customers who may, in turn, provide more favorable support to those competitors’ games.

Additionally, HotPlay competes with other forms of entertainment and leisure activities. As HotPlay’s business continues to expand in complexity and scope, it have increased exposure to additional competitors, including those with access to large existing user bases and control over distribution channels. Further, it is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to these competitive pressures could negatively impact HotPlay’s business.

The importance of mobile gaming to HotPlay’s business exposes HotPlay to increased competition.

HotPlay has seen, and expects to continue to see new competitors enter the market for mobile games and existing competitors to allocate more resources to developing and marketing competing mobile games and applications. HotPlay competes, or may compete, with a vast number of small companies and individuals who are able to create and launch casual games and other content using relatively limited resources and with relatively limited start-up time or expertise. Competition for the attention of consumers on mobile devices is intense, as the number of applications on mobile devices has been increasing dramatically, which, in turn, has required increased marketing to garner consumer awareness and attention. This increased competition has negatively impacted, and is expected to continue to negatively impact, HotPlay’s business.

If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, HotPlay’s business could be adversely affected.

The number of people using mobile Internet-enabled devices has increased dramatically over time and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. HotPlay’s future success is substantially dependent upon the continued growth of the market for mobile games. In addition, HotPlay does not currently offer games on all mobile devices. If the mobile devices on which HotPlay’s games are available decline in popularity or become obsolete faster than anticipated, they could experience a decline in revenue and may not achieve the anticipated return on development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm HotPlay’s business, financial condition or results of operations.

Companies and governmental agencies may restrict access to platforms, mobile applications or the Internet generally, which could lead to the loss or slower growth of HotPlay’s player base.

HotPlay’s game players generally need to access the Internet and in particular platforms such as the Apple App Store, the Google Play Store, Facebook, Snapchat or our website to play games. Companies and governmental agencies could block access to any platform, website, mobile applications or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Apple, Google, Facebook and our website or any social platform. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing HotPlay’s games, HotPlay’s business could be negatively impacted and could lead to the loss or slower growth of its player base.

HotPlay’s businesses are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to HotPlay’s business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm HotPlay’s business.

HotPlay is subject to a variety of laws and regulations in the United States and abroad that involve matters central to HotPlay’s businesses, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of HotPlay’s activities in certain jurisdictions, or other actions that it may take may subject it to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which HotPlay operates, and may be interpreted and applied inconsistently from country to country and inconsistently with HotPlay’s current policies and practices. Proposed or new legislation and regulations could also significantly affect HotPlay’s businesses. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, may in the future lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm HotPlay’s businesses, including fines or demands or orders that it modify or cease existing business practices.

HotPlay may be subject to risks arising from Thailand’s Personal Data Protection Act.

All entities established in Thailand and any entity established outside of Thailand which collects, uses, discloses or transfers personal data of individuals in Thailand is subject to Thailand’s Personal Data Protection Act (the “PDPA”). Although the effective date of certain provisions of the PDPA have been extended to May 31, 2021, much of the PDPA is currently effective. Any information that may be used to directly or indirectly identify a natural person is considered “personal data.” The PDPA also protects “sensitive personal data” such as racial or ethnic origin, political opinions, religious beliefs, sexual orientation, criminal records, health data, genetic or biological data. The PDPA requires that an entity must obtain consent prior to or at the time of gathering or processing personal information and individuals are allowed to object to the use, disclosure or collection of their personal information. Failure to comply with the PDPA could result in civil penalties with punitive damages, administrative fines and criminal penalties. Any failure to comply with the PDPA, whether or intentional or not, could have an adverse consequence on HotPlay’s business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Securities

There have been no sales of unregistered securities during the three months ended May 31, 2021 and from the period from April 1, 2021 to the filing date of this report, which have not previously been disclosed in a Current Report on Form 8-K, except as disclosed below:

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

Prior Issuer Purchases of Securities

Period	Total number of shares purchased	Average price paid per share
March 1, 2021 to March 31, 2021	—	$—
April 1, 2021 to April 30, 2021	—	$—
May 1, 2021 to May 31, 2021(1)	344,400	$1.45
Total	344,400	$1.45

(1)	Pursuant to the IP Purchase Amendment (see Part I, Item 1 of this Form 10-Q in the Notes to Consolidated Financial Statements in “Note 12 - Commitments and Contingencies”, under the heading “Legal Matters”), on May 19, 2021 the Company made the initial payment of $500,000 to IDS. After May 31, 2021, the necessary documentation to affect the transfer of the first 344,400 shares of common stock back to the Company pursuant to the IP Purchase Amendment was received and is being processed, however, such shares have not been transferred to the Company to date or cancelled. The repurchase of the shares is a required term and condition of the IP Purchase Amendment and was affected in a private negotiated transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously disclosed under Item 1.01 of the Company’s Current Report on Form 8-K filed by the Company with the Commission on June 11, 2021:

Item 1.01. Entry into a Material Definitive Agreement.

In advance of the closing of the HotPlay Share Exchange, on May 20, 2021, the Company entered into a Master Development Agreement with HotPlay (the “Development Agreement”), pursuant to which the Company engaged HotPlay to develop a series of casual games, integrated with HotPlay’s in-game advertising, to be used by the Company in its planned game publishing platform. The Company made a payment of $900,000 to HotPlay as a retainer in connection with the entry into the Development Agreement, and agreed that the services provided by HotPlay under the Development Agreement would be billed at $4,500 per 160 man hours per month. The Development Agreement has a term of two years, subject to early termination rights in the event of a breach of the agreement by the non-breaching party.

Also on May 20, 2021, the Company and HotPlay entered into an amendment to a prior Master Development and Licensing Agreement entered into between the parties on March 17, 2021 (the “March 2021 Development Agreement”), which provided for the Company’s license of the “HotNow Platform” from HotPlay, and the engagement of HotPlay to develop a travel app, and provided for a $400,000 license fee and a $100,000 retainer fee, which were paid to HotPlay. The March 2021 Development Agreement required the Company to make an additional $600,000 upfront development payment under the agreement, which payment was subsequently made. The Company agreed that the services provided by HotPlay under the March 2021 Development Agreement would be billed at $4,500 per 160 man hours per month. The March 2021 Development Agreement has a term of two years, subject to early termination rights in the event of a breach of the agreement by the non-breaching party.

Item 6. Exhibits.

			Incorporated By Reference
Exhibit No.	Description	Furnished or Filed Herewith	Form	Exhibit	Filing Date	File No.
1.1	Underwriting Agreement, dated May 13, 2021, by and between Monaker Group, Inc. and Kingswood Capital Markets, division of Benchmark Investments, Inc.		8-K	1.1	5/18/2021	001-38402
2.1+	Intellectual Property Purchase Agreement by and between Monaker Group, Inc., as Buyer and IDS Inc., as Seller, dated August 15, 2019		8-K	2.1	8/22/2019	001-38402
2.2+	Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated as of July 21, 2020		8-K	2.1	7/23/2020	001-38402
2.3	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020		8-K	2.2	10/29/2020	001-38402

2.4	Second Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated November 12, 2020	8-K	2.3	11/18/2020	001-38402
2.5	Third Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated January 6, 2021	8-K	2.4	1/11/2021	001-38402
2.6+	Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of July 21, 2020	8-K	2.2	7/23/2020	001-38402

2.7	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020	8-K	2.4	10/29/2020	001-38402
2.8+	Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of November 12, 2020	8-K	2.6	11/18/2020	001-38402
2.9	Stock Purchase Agreement dated November 2, 2020, by and between Dr. Jason Morton (seller), Monaker Group, Inc. (purchaser), and Longroot, Inc., for certain limited purposes	8-K	2.1	11/19/2020	001-38402

2.10	December 11, 2020 Letter Agreement between Monaker Group, Inc. and Dr. Jason Morton relating to the November 2, 2020 Stock Purchase Agreement	8-K	2.2	12/18/2020	001-38402
2.11	First Amendment to Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of January 6, 2021	8-K	2.7	1/11/2021	001-38402
2.12	Fourth Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated February 22, 2021	8-K	2.5	2/26/2021	001-38402

2.13	Amendment to Intellectual Property Purchase Agreement by and between Monaker Group, Inc., IDS, Inc. a/k/a IDS International Inc. a/k/a Internet Distribution Systems a/k/a International Distribution Systems, TD Asset Holdings, LLC, and Ari Daniels, dated effective May 18, 2021	8-K	2.2	5/21/2021	001-38402
2.14+	Securities Purchase Agreement dated June 30, 2021, by and between Monaker Group, Inc. and David Ng	8-K	2.1	7/7/2021	001-38402

61

3.1	Articles of Incorporation of Maximum Exploration Corporation	SB-2	3.1	8/14/2006	333-136630
3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares)	S-1/A	3.1.2	3/12/2009	333-154177

3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.3	9/25/2017	333-220619
3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.4	9/25/2017	333-220619
3.5	Certificate of Change Filed Pursuant to NRS 78.209	8-K	3.1	5/21/2012	000-52669
3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares)	S-1	3.6	9/25/2017	333-220619
3.7	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split	8-K	3.1	6/26/2015	000-52669
3.8	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc.	8-K	3.1	7/9/2013	000-52669

3.9	Amendment to Certificate of Designation of Series A 10% Cumulative Convertible Preferred Stock, filed with the Secretary of State of Nevada on October 22, 2009	S-1	3.6	9/23/2016	333-213753
3.10	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018	8-K	3.1	2/12/2018	000-52669
3.11	Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 13, 2020	8-K	3.1	11/18/2020	001-38402

3.12	Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 13, 2020	8-K	3.2	11/18/2020	001-38402
3.13	Amended and Restated Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on January 8, 2021	8-K	3.1	1/11/2021	001-38402
3.14	Articles of Exchange as filed with the Secretary of State of Nevada on July 2, 2021 (relating to the HotPlay Share Exchange Agreement)	8-K	3.1	7/7/2021	001-38402

3.15	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on July 2, 2021 and effective on July 9, 2021 (changing name to NextPlay Technologies, Inc.)	8-K	3.1	7/8/2021	001-38402
3.16	Certificate of Correction to July 2021 Certificate of Amendment filed with the Secretary of State of Nevada on July 6, 2021	8-K	3.2	7/8/2021	001-38402
3.17	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017	8-K	3.1	8/1/2017	000-52669
10.1	$9,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 16, 2021	8-K	10.1	3/22/2021	001-38402

10.2	$1,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 19, 2021	8-K	10.2	3/22/2021	001-38402
10.3	Joint Venture Agreement dated March 8, 2021, by and between Monaker Group, Inc. and Soma Innovation Lab	8-K	10.3	3/22/2021	001-38402
10.4+	Note Purchase Agreement dated March 23, 2021, by and between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.1	3/26/2021	001-38402

63

10.5+	$9,370,000 Secured Promissory Note dated March 23, 2021, evidencing amounts owed by Monaker Group, Inc. to Streeterville Capital, LLC	8-K	10.1	3/26/2021	001-38402
10.6	$1,500,000 Investor Note dated March 23, 2021, evidencing amounts owed by Streeterville Capital, LLC to Monaker Group, Inc.	8-K	10.3	3/26/2021	001-38402

10.7	Security Agreement dated March 23, 2021, by Monaker Group, Inc. in favor of Streeterville Capital, LLC	8-K	10.4	3/26/2021	001-38402
10.8	March 23, 2021 Forbearance Letter between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.5	3/26/2021	001-38402
10.9	Form of Agreement For Consulting Services to be Provided dated March 25, 2021, and entered into March 26, 2021 between Monaker Group, Inc. and the consultants party thereto	8-K	10.1	4/6/2021	001-38402
10.10	Form of Bill of Sale for Common Stock dated April 1, 2021, by and between Group, Inc. and the Sellers party thereto	8-K	10.1	4/7/2021	001-38402
10.11	Form of Warrant to Purchase Common Stock (March 2021 Grants)	8-K	10.1	4/9/2021	001-38402

10.12***	Form of Lock-Up Agreement (2020 Fiscal Year End Non-Executive Board Member Shares)	8-K	10.2	4/9/2021	001-38402
10.13***	Exchange Agreement dated April 8, 2021, by and between Monaker Group, Inc., William Kerby and Monaco Investment Partners II, LP	8-K	10.3	4/9/2021	001-38402
10.14***	Convertible Promissory Note in the amount of $430,889 dated April 8, 2021, by and between Monaker Group, Inc. and William Kerby	8-K	10.4	4/9/2021	001-38402
10.15***	Convertible Promissory Note in the amount of $585,425 dated April 8, 2021, by and between Monaker Group, Inc. and Monaco Investment Partners II, LP	8-K	10.5	4/9/2021	001-38402
10.16	$2,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated April 15, 2021	8-K	10.1	4/19/2021	001-38402

64

10.17***	Monaker Group 2021 Equity Incentive Plan	8-K	10.2	4/19/2021	001-38402
10.18	Preferred Stock Exchange Agreement dated May 6, 2021, by and between Monaker Group, Inc. and International Financial Enterprise Bank, Inc.	8-K	10.1	5/11/2021	001-38402
10.19	First Amendment to Preferred Stock Exchange Agreement dated May 10, 2021, by and between Monaker Group, Inc. and International Financial Enterprise Bank, Inc.	8-K	10.2	5/11/2021	001-38402
10.20	Monaker Letter of Intent to Purchase Radiant Entities’ Axion Shares, by and between Monaker Group, Inc., and Radiant Ventures Limited	S-3	10.98	5/13/2021	333-256060
10.21	Monaker Letter of Intent to Purchase Radiant Entities’ AXV Shares Amendment As of March 10, 2021, by and between Monaker Group, Inc., and Radiant Ventures Limited	S-3	10.99	5/13/2021	333-256060

10.22	Form of Lockup (May 2021 Offering)	8-K	10.1	5/18/2021	001-38402
10.23	Shareholder Voting Representation Agreement by and among Monaker Group Inc., IDS, Inc. a/k/a IDS International Inc. a/k/a Internet Distribution Systems a/k/a International Distribution Systems, and Bill Kerby, dated effective May 18, 2021	8-K	10.1	5/21/2021	001-38402
10.24	Master Development and Licensing Agreement by and between Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 17, 2021	8-K	10.1	6/11/2021	001-38402

10.25	Amendment to Development Agreement by and between Monaker Group, Inc. and HotPlay Enterprise Limited, dated May 20, 2021		8-K	10.2	6/11/2021	001-38402
10.26	Master Development and Licensing Agreement by and between Monaker Group, Inc. and HotPlay Enterprise Limited, dated May 20, 2021		8-K	10.3	6/11/2021	001-38402
10.27	Exchange Agreement between Streeterville Capital, LLC and Monaker Group, Inc. dated June 22, 2021		8-K	10.1	6/25/2021	001-38402
10.28	Lock-Up Agreement dated June 30, 2021, by and between Monaker Group, Inc. and David Ng		8-K	10.1	7/7/2021	001-38402
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.

+	Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that NextPlay Technologies, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTPLAY TECHNOLOGIES, INC.

Date: July 14, 2021	/s/ William Kerby
William Kerby
Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2021	/s/ Sirapop ‘Kent’ Taepakdee
Sirapop ‘Kent’ Taepakdee
Chief Financial Officer
(Principal Accounting/Financial Officer)