Form 10-Q
period 2021-08-31
NextPlay Technologies Inc.
filed 2021-10-20
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to _______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer" and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 20, 2021 the registrant had 95,206,484 shares of its common stock, par value $0.00001 per share, outstanding.

NEXTPLAY TECHNOLOGIES, INC.,

formerly MONAKER GROUP, INC.

FORM 10-Q

For the Quarter Ended AUGUST 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of NextPlay Technologies, Inc., formerly Monaker Group, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the continued impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic and governmental responses thereto. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, as filed with the SEC on June 8, 2021 (under the heading “Risk Factors” and in other parts of that report) and in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, as filed with the SEC on July 14, 2021 (under the heading “Risk Factors”). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

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

●          Our ability to integrate the operations of NextBank International, Inc., and regulatory and other risks associated therewith; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextPlay Technologies, Inc.

Condensed Consolidated Balance Sheets

	August 31,	February 28,
	2021 (Unaudited)	2021 (Audited)
Assets
Current Assets
Cash	$8,944,775	$444,920
Prepaid expenses and other current assets	2,598,781	235,746
Accounts Receivable	1,551,256	—
Unbilled receivable	4,760,457	—
Other Receivable, related parties	192,510	—
Advance for investment	2,227,117	—
Investment in unconsolidated affiliate: Short-term	13,844	—
Convertible notes receivable, related party	7,657,024	3,000,000
Loans receivable	9,309,102	—
Total current assets	$37,254,866	$3,680,666

Non- Current Assets
Investment in unconsolidated affiliates: Long-term	884,902	—
Intangible assets, net	20,315,624	7,759,603
Goodwill	42,990,276	—
Computers, furniture and equipment, net	629,005	25,793
Operating lease right-of-use asset	1,232,520	—
Security Deposits	459,470	—
Total non-current assets	$66,511,797	$7,785,396

Total assets	$103,766,663	$11,466,062

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit & notes payable, net	$11,484,788	$—
Accounts payable and accrued expenses	6,190,967	343,941
Other current liabilities	127,227	11,163
Deferred revenue	898,088	—
Other current liabilities-customer deposits	11,269,465	—
Other liabilities affiliate	—	38,260
Notes payable - related party	769,965	1,053,082
Total current liabilities	30,740,500	$1,446,446

Non-Current Liabilities
Note payable long term, related parties	1,350,994	—
Operating lease liability	1,232,520	—
Total non-current liabilities	$2,583,514	$—

Total liabilities	$33,324,014	$1,446,446

Commitments and contingencies

Stockholders’ equity
Series A Preferred stock, $.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at August 31, 2021 and February 28, 2021, respectively	—	—
Series B Preferred stock, $.00001 par value; 10,000,000 authorized; 0 and 10,000,000 shares issued and outstanding at August 31, 2021 and February 28, 2021, respectively	—	—
Series C Preferred stock, $.00001 par value; 3,828,500 authorized; 0 and 3,828,500 shares issued and outstanding at August 31, 2021 and February 28, 2021, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 89,693,984 and 62,400,000 shares outstanding at August 31, 2021 and February 28, 2021, respectively	895	624
Treasury stock	(771,456)	—
Additional paid-in-capital	77,518,323	11,599,357
Accumulated other comprehensive income	(130,275)	10,221
Accumulated deficit	(10,410,073)	(1,200,309)
Stockholders’ equity attributable to NextPlay Technologies, Inc.	$66,207,414	$10,409,893
Non-controlling interest in consolidated affiliates	4,235,235	(390,277)

Total stockholders’ equity	70,442,649	10,019,616
Total liabilities and stockholders’ equity	$103,766,663	$11,466,062

  The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Operations, Net and Comprehensive Loss

(Unaudited)

	For the six months ended		For the three months ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020

Revenues
Travel services	$36,890	$—	$36,890	$—
Interest and bank services	293,357	—	293,357	—
Media subscription and services	2,317,036	—	2,317,036	—

Total revenues	2,647,283	—	2,647,283	—

Cost of Revenues
Travel services	34,231	—	34,231	—
Interest and bank services	87,339	—	87,339	—
Media subscription and services	1,152,770	—	1,152,770	—
Total Cost of Revenue	1,274,340	—	1,274,340	—

Gross Profit	1,372,943	—	1,372,943	—

Operating Expenses
General and administrative	2,245,896	222,993	2,057,079	211,234
Salaries and benefits	2,128,542	111,677	1,948,700	76,532
Technology and development	251,253	221	251,253	221
Stock-based compensation	215,233	—	215,233	—
Selling and promotions expense	361,629	—	334,350	—
Depreciation and Amortization	1,526,740	194,114	1,391,947	130,782

Total operating expenses	6,729,293	529,005	6,198,562	418,769

Operating Loss	(5,356,350)	(529,005)	(4,825,619)	(418,769)

Other Income/ (Expense)
Valuation gain/ (loss), net	(1,496,393)		(1,496,393)
Impairment loss	(3,126,543)		(3,126,543)
Interest income (expense)	1,207	(24,828)	42,291	(16,927)
Realized gain/(loss) on sale of marketable securities	(59,586)	—	(59,586)	—
Other income/ (expense)	2,139	281	3,435	554
Total other income/ (expense)	(4,679,176)	(24,547)	(4,636,796)	(16,373)

Net (Loss) before tax	$(10,035,526)	$(553,552)	$(9,462,415)	$(435,142)
Estimated Corporate Taxes	49,373	—	49,373	—
Net Loss	(9,986,153)	(553,552)	(9,413,042)	(435,142)

Share of non-controlling interest	$(776,389)	$(354,932)	$(599,041)	$(236,522)
Net (loss) attributable to parent	(9,209,764)	(198,620)	(8,814,001)	(198,620)

Other Comprehensive (loss) income:
Foreign currency translation gain (loss)	(140,496)	21,086	(117,829)	21,487
Total other comprehensive loss	(10,126,649)	(532,466)	(9,530,871)	(413,655)

Comprehensive loss	(10,126,649)	(532,466)	(9,530,871)	(413,655)

Weighted average number of common shares outstanding
Basic	87,837,223	104,563	88,607,026	93,333
Diluted	87,837,223	104,563	88,607,026	93,333
Basic net loss per share	$(0.10)	$(1.90)	$(0.10)	$(2.13)
Diluted net loss per share	$(0.10)	$(1.90)	$(0.10)	$(2.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended August 31, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance at February 28, 2021	—	—	—	—	62,400,000	$624	—	$—	$11,599,357	$(1,200,309)	$10,221	$10,409,893	$(390,277)	$10,019,616
Reduction of share capital					(10,400,000)	(104)	—	—	(2,999,896)	—	—	(3,000,000)		(3,000,000)
Reverse acquisition recapitalization	10,000,000	100	3,828,500	38	23,854,203	238			62,813,297			62,813,535	5,401,901	68,215,436
Conversion of preferred	(10,000,000)	(100)	(3,828,500)	(38)	11,246,200	112			(112)			—		—
Shares issued for consulting and bonus					333,000	3			621,747			621,750		621,750
Shares issued for debt payment					335,000	3			669,997			670,000		670,000
Shares issued for business acquisition					1,925,581	19			4,813,933			4,813,952		4,813,952
Shares issued for bonus					8,000	0			16,000			16,000		16,000
Share repurchase							(771,456)					(771,456)		(771,456)
Foreign currency translation adjustment											(140,496)	(140,496)		(140,496)
Net loss for the period										(9,209,764)		(9,209,764)	(776,389)	(9,986,153)
Balance at August 31, 2021	—	—	—	—	89,693,984	$895	$(771,456)	$—	$77,518,323	$(10,410,073)	$(130,275)	$66,207,414	$4,235,235	$70,442,649

For the three months ended August 31, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance at May 31, 2021	—	—	—	—	62,400,000	$624	—	$—	$11,599,357	$(1,596,072)	$(12,446)	$9,991,463	$(567,625)	$9,423,838
Reduction of share capital					(10,400,000)	(104)	—	—	(2,999,896)	—	—	(3,000,000)		(3,000,000)
Reverse acquisition recapitalization	10,000,000	100	3,828,500	38	23,854,203	238			62,813,297			62,813,535	5,401,901	68,215,436
Conversion of preferred	(10,000,000)	(100)	(3,828,500)	(38)	11,246,200	112			(112)			—		—
Shares issued for consulting and bonus					333,000	3			621,747			621,750		621,750
Shares issued for debt payment					335,000	3			669,997			670,000		670,000
Shares issued for business acquisition					1,925,581	19			4,813,933			4,813,952		4,813,952
Shares issued for bonus					8,000	0			16,000			16,000		16,000
Share repurchase							(771,456)					(771,456)		(771,456)
Foreign currency translation adjustment											(117,829)	(117,829)		(117,829)
Net loss for the period										(8,814,001)		(8,814,001)	(599,041)	(9,413,042)
Balance at August 31, 2021	—	—	—	—	89,693,984	$895	$(771,456)	$—	$77,518,323	$(10,410,073)	$(130,275)	$66,207,414	$4,235,235	$70,442,649

NextPlay Technologies, Inc

Consolidated Statements of Stockholders’ Equity

For the six months ended August 31, 2020

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance as of March 6, 2020 (inception)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share contribution
cash					13,134,541	132		(1,878,113)	3,030,916			1,152,935		1,152,935
intangible assets					39,000,000	390		—	5,553,888			5,554,278		5,554,278
Discount on common stock												—		—
Net loss for the period										(198,620)		(198,620)	(354,932)	(553,552)
Foreign currency translation adjustment											(21,086)	21,086		21,086
Balance at August 31, 2020	—	—	—	—	52,134,541	$522	$—	$(1,878,113)	$8,584,804	$(198,620)	$21,086	$6,529,679	$(354,932)	$6,174,747

For the three months ended August 31, 2020

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance as of May 31, 2020	—	—	—	—	52,134,541	$522	$—	$(1,878,113)	$8,584,804	$—	$(401)	$6,706,812	$(118,410)	$6,588,402
Share contribution
cash					—	—		—	—			—		—
intangible assets					—	—		—	—			—		—
Net loss for the period										(198,620)		(198,620)	(236,522)	(435,142)
Foreign currency translation adjustment											21,487	21,487		21,487
Balance at August 31, 2020	—	—	—	—	52,134,541	$522	$—	$(1,878,113)	$8,584,804	$(198,620)	$21,086	$6,529,679	$(354,932)	$6,174,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
Cash flows from operating activities:	August 31, 2021	August 31, 2020
Net (loss)	$(9,209,764)		$(198,620)

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	1,526,740		194,114
Valuation loss, net	1,555,979		—
Stock Based Compensation	621,750		—
Gain on Sale of assets	(26)		—
Share of non-controlling interest	(776,389)		(354,932)
Gain / (Loss) on currency translation	—		—
Impairment Loss	3,126,543		—
Changes in operating assets and liabilities:
Amounts due from related parties	14,479		(232,058)
Amounts due to related party	73,188		71,748
Accounts receivable	4,749,175		—
Unbilled receivable	(4,760,457)		—
Loans receivable	(1,572,298)		—
Prepaid expenses	666,159		(103,967)
Security deposits	(86,610)		—
Operating lease	25,300		—
Accounts payable & Accrued expenses	591,616		48,850
Deferred revenue - related party	(69,374)		—
Other current liabilities	$(105,284)		$5,193

Cash used in operating activities	$(3,629,273)		$(569,672)

Cash flows from investing activities:
Short term investment - related party	235,658		—
Investment in unconsolidated affiliate	113,644		—
Additions of intangible assets - related party	(755,639)		(944,766)
Additions of intangible assets	(684,041)		—
Purchase of computer, furniture, and equipment - related party	(117,385)		—
Purchase of computer, furniture, and equipment	(23,690)		(12,945)
Proceeds from disposal of fixed assets	1,460		—
Effects of a business combination of NextBank	4,200,006		—
Effects of a business combination of NextPlay (Monaker)	9,323,686		—

Cash provided by (used in) investing activities	$12,293,699		(957,711)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—		1,152,935
Proceed from notes payable - related party	700,000		1,165,211
Repayment of notes payable - related party	(213,155)		(692,828)
Treasury stock transaction	(771,456)		—
Proceeds from promissory notes - related party	1,564,149		—
Payments on promissory notes - related party	$(1,303,613)	$

Cash (used in) provided by financing activities	$(24,075)		$1,625,318

Net increase/(Decrease) in cash	8,640,351		97,935

Foreign currency translation adjustment	(140,496)		11,770

Cash at beginning of period	$444,920		$—

Cash at end of period	$8,944,775		$109,705

Supplemental disclosures of cash flow information
Cash paid for interest	$43,174		$20,653

NON-CASH TRANSACTIONS
Addition of intangible assets through exchanging shares	—		5,599,981
Settle (a) Convertible note receivable and (b) note payable due to closing share exchange transaction	12,000,000		—
Settle (a) Convertible note receivable and (b) share capital increase due to closing share exchange transaction	3,000,000		—
Operating lease right to use assets obtained in exchange for new operating lease liabilities	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

NextPlay Technologies, Inc. and its consolidated subsidiaries (“NextPlay”, “we”, “our”, “us”, or the “Company”) is building a technology solutions company, offering games, in-game advertising, crypto-banking, connected TV and travel booking services to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (AdTech), Artificial Intelligence (AI) and financial technology (FinTech) solutions to leverage the strengths and channels of its existing and acquired technologies.

NextPlay is organized into three (3) divisions: NextMedia, the Company’s Interactive Digital Media Division, NextFinTech, the Company’s Finance and Technology Division; and NextTrip, the Company’s Travel Division.

In the Interactive Digital Media Division, NextPlay closed its acquisition of HotPlay Enterprise Limited and its In-Game Advertising (“IGA”) platform on June 30, 2021, and acquired a 51% interest in Reinhart TV AG (“Reinhart”), on June 23, 2021. Reinhart owns 100 percent of Zappware, a 20-year-old interactive Digital TV solutions company based in Belgium. The acquisition of Reinhart gives NextPlay potential reach into tens of millions of households with its IGA, Video Game, FinTech, and Travel products.

In the Finance and Technology Division, the Company’s acquisition of International Financial Enterprise Bank (“IFEB”), now called NextBank International, Inc. (“NextBank”), is expected to allow NextPlay to offer individuals and households asset management and banking services, and travel related services such as travel finance and travel insurance, subject to regulatory approval and licensing.

Our company in accordance with Thailand foreign ownership laws, holds an indirect control of Longroot (Thailand) Company Limited (“Longroot”) which operates Initial Coin Offering (“ICO”) Portal which is approved and regulated by the Thai Securities and Exchange Commission (“Thai SEC”). The Portal enables us to crypto-securitize an array of high quality alternative assets, such as video games, insurance contracts, and real estate. These digital assets serve as a new asset class and will create significant opportunities to accelerate products and services within the Fintech division’s asset management business.

Leveraging Longroot Thailand’s blockchain technology, NextPlay is developing blockchain products and solutions to support its other business units, such as a next generation insurance solution to be offered through our Travel division.

Our Travel division currently offers booking solutions for both business and leisure travel and plans to expand its product and services offerings by integrating multiple technologies from other NextPlay divisions.

Reverse Acquisition of HotPlay Enterprise Ltd.

On July 23, 2020, the Company (then known as Monaker Group, Inc. (“Monaker”)) entered into a Share Exchange Agreement (as amended from time to time, the “Share Exchange Agreement”) with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders”). Pursuant to the Share Exchange Agreement, Monaker exchanged shares of its common stock for 100% of the issued and outstanding capital of HotPlay, with HotPlay continuing as a wholly owned subsidiary of Monaker. The reverse acquisition between HotPlay and Monaker was completed on June 30, 2021. After the reverse acquisition, Monaker changed its name to “NextPlay Technologies, Inc.” The HotPlay acquisition was accounted for as a reverse acquisition with HotPlay being deemed the acquiring company for accounting purposes.

Reverse Acquisition

HotPlay, as the accounting acquirer, recorded the assets acquired and liabilities assumed of Monaker in the reverse acquisition at its fair value as of the acquisition date. HotPlay’s historical financial statements have replaced Monaker’s historical consolidated financial statements with respect to periods prior to the completion of the merger, with retroactive adjustments to HotPlay’s legal capital to reflect the legal capital of Monaker. Monaker (which was renamed NextPlay Technologies, Inc. in connection with the reverse acquisition) remains the continuing registrant and reporting company.

HotPlay was determined to be the accounting acquirer based on the following facts and circumstances: (1) members of HotPlay and HotPlay Stockholders owned approximately 72.61% of the voting interests of the combined company immediately following the closing of the transaction; and (2) the majority of the Board of Directors of the combined company was composed of Directors designated by HotPlay under the terms of the HotPlay Exchange Agreement.

The Company recorded all tangible and intangible assets acquired and liabilities assumed at their preliminary estimated fair values on the reverse acquisition date. The following represents the allocation of the estimated purchase consideration:

Reverse Acquisition of HotPlay Enterprise Ltd. (6/30/21)
Fair Value of Monaker assets acquired
Cash	$9,323,686
Current assets	$24,082,699
Non-current assets	$26,247,848
Net assets acquired	$59,654,233

Fair Value of Monaker liabilities assumed
Current liabilities	$32,482,320
Non-current liabilities	$5,420,131
Net liabilities assumed	$37,902,451

Net assets acquired	$21,751,782

Purchase consideration
Number of Monaker common shares outstanding as of 6/30/2021	23,854,203
Monaker share price as of 6/30/2021	$2.24
Preliminary estimate of fair value of common shares	$53,433,415
Fair value of total estimated consideration transferred	$53,433,415

Purchase Price Allocation
Fair value of Monaker net assets acquired as of 6/30/2021	$21,751,782

Fair value of total estimated consideration transferred	$53,433,415
Goodwill	$31,681,633

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2021 and notes thereto and other pertinent information contained in the Form 10-K and 8-K, the Company has filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2021

The results of operations for the six months ended August 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material inter-company transactions and accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents on August 31, 2021 and February 28, 2021.

Prepaid Expenses and Other Current Assets

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

Loans Receivable

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding principal amount adjusted for charge-offs and the allowance for loan losses. Interest is accrued as earned based upon the daily outstanding principal balance.

The accrual of interest is generally discontinued at the time a loan is 90 days past due, unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged- off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans placed on nonaccrual or charged-off is reversed against interest income. Interest on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

As of August 31, 2021, there were no loans placed on non-accrual.

Interest and Non-interest Bearing Deposits

During the period ended August 31, 2021, the Company had interest and non-interest- bearing deposits received from customers with interest rates ranging from 0% to 4% payable per annum.

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

Computer, Furniture and Equipment

The Company purchases computers, laptops, furniture and fixture. These are originally recorded at cost and stated at cost less accumulated depreciation. The computers and laptops are depreciated over a useful life of 3 years. The furniture and fixture are depreciated over a useful life of 5 years. Straight-line depreciation is used for all computers, furniture and equipment.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred depreciation and amortization expense of $1,526,740 and $194,114 during the six months ended August 31, 2021 and 2020, respectively.

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

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the six months ended August 31, 2021, convertible notes payables were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

Revenue Recognition

Travel

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

NextBank International

NextBank International provides traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans and receivables financing, among other types of lending services. Revenue is recognized from two sources, interest income and loan fees.

Interest is accrued as earned based upon the daily outstanding principal balance. The accrual of interest is generally discontinued at the time a loan is 90 days past due, unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged- off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans placed on nonaccrual or charged-off is reversed against interest income. Interest on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of August 31, 2021, there were no loans placed on non-accrual.

Revenue is also recognized on service fees such as loan origination fees, brokering fees, and deposit account fees.

Digital Media

Revenue is generated from subscriptions and services rendered. Subscription revenues are deferred and recognized as the service is performed each month. Revenue from services is recognized when the contractual performance obligation is met.

Cost of Revenue

Cost of revenue consists of cost of the tours and activities, commissions and merchant fees charged by credit card processors, interest expense, loan related commissions, cost of services and sub-contractors.

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses. The expense for the six months ended August 31, 2021 and August 31, 2020, was $361,629 and $0, respectively.

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

The Company adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”) As a result, awards are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and directors. The Company recognizes the remaining unrecognized value of unvested awards over the remaining performance period, with no further remeasurement through the performance completion date.

Warrant Modifications

The Company treats a modification of the terms or conditions of an equity award in accordance with ASC Topic 718-20-35-3, by treating the modification as an exchange of the original award for a new award. In substance, the entity repurchases the original instrument by issuing a new instrument of equal or greater value, incurring additional compensation cost for any incremental value. Incremental compensation cost is measured as the excess, if any, of the fair value of the modified award determined in accordance with the provisions of ASC Topic 718-20-35-3 over the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date.

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

Financial instruments consist principally of cash, accounts receivable, investments in unconsolidated affiliates, other receivable, net, accounts payable, accrued liabilities, notes payable, related parties, line of credit and certain other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

Recent Accounting Pronouncements

ACCOUNTING STANDARDS UPDATE 2016-13, FINANCIAL INSTRUMENTS—CREDIT LOSSES (TOPIC 326)

On June 16, 2016, the FASB completed its Financial Instruments—Credit Losses project by issuing Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The new guidance requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

The new guidance; (i) eliminates the probable initial recognition threshold in current GAAP and, instead, reflects an organization’s current estimate of all expected credit losses over the contractual term of its financial assets, (ii) broadens the information that an entity can consider when measuring credit losses to include forward-looking information, (iii) increases usefulness of the financial statements by requiring timely inclusion of forecasted information in forming expectations of credit losses, (iv) increases comparability of purchased financial assets with credit deterioration (PCD assets) with other purchased assets that do not have credit deterioration as well as originated assets because credit losses that are expected will be recorded through an allowance for credit losses for all assets, (v) increases users’ understanding of underwriting standards and credit quality trends by requiring additional information about credit quality indicators by year of origination (vintage), and (vi) aligns the income statement recognition of credit losses, for available-for-sale debt securities, with the reporting period in which changes occur by recording credit losses (and subsequent changes in credit losses) through an allowance rather than a write down.

The new guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. It affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

For public business entities that meet the definition of a U.S. Securities and Exchange (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early application is permitted.

We are currently evaluating the impact of the new guidance.

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

An operating segment component has the following characteristics:

a.	It engages in business activities from which it may recognize revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity).

b.	Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

c.	Its discrete financial information is available.

The Company has three operating segments consisting of (i) the NextMedia Division, which consists of HotPlay and Reinhart/Zappware, (ii) the NextFinTech Division, which consists of Longroot and NextBank, and (iii) NextTrip Division, which includes NextTrip holdings. The Company’s chief operating decision maker is considered to be the Co-Chief Executive Officers. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.

See Note 13 Business Segment Reporting for details on each segment unit.

Note 2 - Going Concern

As of August 31, 2021, and February 28, 2021, the Company had an accumulated deficit of $10,410,073 and $1,200,309, respectively. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have limited financial resources. As of August 31, 2021, we have working capital of $6,514,366, which we believe is enough to cover our monthly cash requirement of approximately $1,450,000 for the next approximately four months.

We will need to raise substantial additional capital to support the on-going operation and increased market penetration of our products until such time as we generate revenues sufficient to support current operations. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel and technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business, and cover other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. As indicated by the increase of the Company’s deferred revenue balance as of August 31, 2021, $898,088, we expect to see increase in revenue in the 3rd and 4th quarter.

Management’s plans with regard to this going concern are as follows: (i) the Company plans to continue to raise funds with third parties by way of public or private offerings, (ii) the Company is working aggressively to increase the viewership of its travel and gaming products by promoting it across other mediums which the Company hopes will result in higher revenues, (iii) the Company plans to issue tokens under Longroot entity during the 4th quarter which will result in generating revenues, and (iv) the Company plans to tighten our spending on our expenses which will help in the cost reduction of our operation.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Although we currently cannot predict the full impact of the COVID-19 pandemic on our fiscal 2022 financial results relating to our operations, we anticipate an increase in year-over-year revenue as compared to the fiscal year 2021 ended February 28, 2021. However, the ultimate extent of the COVID-19 pandemic and its impact on global travel and overall economic activity is constantly changing and impossible to predict currently.

Note 3 – Notable Financial Information

Prepaid Expenses and Other Current Assets

As of August 31, 2021 and February 28, 2021, the Company had prepaid expenses and other current assets of $2,598,781, and $235,746, respectively.

Accounts Receivable

As of August 31, 2021 and February 28, 2021, the Company had accounts receivable of $1,551,256, and $0, respectively.

Unbilled Receivables

As of August 31, 2021 and February 28, 2021, the Company had unbilled receivables of $4,760,457, and $0, respectively.

Loans Receivable

As of August 31, 2021 and February 28, 2021, the Company had loan receivable of $9,309,102, and $0, respectively, relating to NextBank.

Goodwill

As of August 31, 2021 and February 28, 2021, the Company had total goodwill of $42,990,276 and $0, respectively. The increase of $42,990,276 is related to following; (i) the reverse acquisition of HotPlay of $31,681,633, (ii) the acquisition of NextBank International of $7,644,101, and (iii) the acquisition of Zappware by Reinhart of $3,664,542.

Computer, Furniture and Equipment

As of August 31, 2021 and February 28, 2021, the Company had net computer, furniture and equipment of $629,005 and $25,793, of which $39,312, and $1,381 included depreciation expense, respectively.

Accounts Payable and Accrued Expenses

As of August 31, 2021 and February 28, 2021, the Company had accounts payable and accrued expenses of $6,190,967, and $343,941, respectively.

Other Liabilities – Customer Deposits

As of August 31, 2021 and February 28, 2021, the Company had other current liabilities – customer deposits of $11,269,465, and $0, respectively, relating to NextBank.

Deferred Revenue

As of August 31, 2021 and February 28, 2021, the Company had deferred revenue of $898,088, and $0, respectively, relating to travel future sales.

Short Term Note Payable – Related Parties

As of August 31, 2021 and February 28, 2021, the Company had short term note payable – related party of $769,965, and $1,053,082, respectively, relating to Tree Roots Entertainment and MQDC.

Long Term Note Payable – Related Parties

As of August 31, 2021 and February 28, 2021, the Company had long term note payable – related party of $1,350,994, and $0, respectively, relating to Reinhart long-term loans.

Note 4 – Notes Receivable

Current

$7,657,024 Convertible Notes - Axion Debt Share Exchanges

On July 23, 2020, the Company entered into a Share Exchange Agreement (as amended from time to time, the “HotPlay Exchange Agreement” and the transactions contemplated therein, the “HotPlay Share Exchange”) with HotPlay and the stockholders of HotPlay (the “HotPlay Stockholders”). The transactions contemplated by the HotPlay Exchange Agreement were subject to certain closing conditions, including, the approval of the listing of the combined company’s common stock on the NASDAQ Capital Market following the closing.

On November 12, 2020, the Company entered into an Amended and Restated Share Exchange Agreement (as amended by the first amendment thereto dated January 6, 2021, the “Axion Exchange Agreement”) with certain stockholders holding shares of Axion Ventures, Inc. (“Axion” and the “Axion Stockholders”) and certain debt holders holding debt of Axion (the “Axion Creditors”)(the “Axion Share Exchange”, and collectively with the HotPlay Exchange Agreement, the “Exchange Agreements” and the transactions contemplated therein, the “Share Exchanges”). The transactions contemplated by the Axion Exchange Agreement closed on November 16, 2020.

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

The closing of the HotPlay Exchange Agreement on June 30, 2021, triggered the automatic conversion of the Company’s outstanding Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock of the Company. Specifically, effective June 30, 2021, the 10,000,000 shares of outstanding Series B Convertible Preferred Stock and 3,828,500 shares of outstanding Series C Convertible Preferred Stock automatically converted into 7,417,700 and 3,828,500 shares of common stock of the Company, respectively, in accordance with the terms of such preferred stock (the “Preferred Conversion”).

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

On August 20, 2021, our counsel sent a demand letter for payment to Axion Ventures Inc. As of August 31, 2021, there has been no response in related to the demand letter.

On September 1, 2021, the Company filed a claim in the Supreme Court of British Columbia demanding payment of $7,657,024.

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

Note 5.1 – Advances for investments

Letter of Intent to Acquire Axion shares

On October 28, 2020, the Company entered into a non-binding Letter of Intent (as amended by the first amendment thereto dated March 10, 2021, the “Letter of Intent”) with Radiant Ventures Limited, which manages Radiant VC1 Limited and Radiant PV 1 Limited, two stockholders of Axion, which the Company acquired approximately 33.85% of (provided that such ownership of Axion has not been formally transferred to the Company to date) on November 16, 2020, as discussed above.

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

As of August 31, 2021, total payment of cash and shares is $937,117. The Company plans to make the final payment of 50% of the purchase price soon after the British Columbia Securities Commission (BCSC) lifts a cease trade order on Axion’s shares, provided that the Company cannot estimate when, or if, such cease trade order will be lifted.

Go Game Securities Purchase Agreement

On June 30, 2021, the Company entered into a Securities Purchase Agreement (the “Go Game SPA”) with David Ng, an individual (the “Seller”). Pursuant to the Go Game SPA, the Company agreed to acquire a 37% interest in the capital stock of Go Game Pte Ltd, a Singapore private limited company (“Go Game”), a mobile game publisher and technology company, representing an aggregate of 686,868 shares of Go Game’s Class B Preferred shares (the “Initial Go Game Shares”). The Go Game SPA also included an option whereby the Company can acquire additional shares of Go Game, as described in greater detail below. The aggregate consideration to be paid for the Initial Go Game Shares is; (i) 6,100,000 shares of Series D Preferred Stock (representing $6.1 million of value, based on an aggregate liquidation preference of $6.1 million), and (ii) $5 million in cash, with $1.25 million paid on June 30, 2021; $1.25 million payable on or before July 31, 2021; and $2.5 million payable on or before September 30, 2021.

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

We agreed pursuant to the Go Game SPA, that upon our purchase of the Initial Go Game Shares, that we would appoint the Seller to the Board of Directors of the Company, and that we would continue to nominate the Seller as a board nominee for appointment on the Board of Directors at each subsequent shareholder meeting of the Company, subject to certain exceptions, until the earlier of (i) Seller’s death; (ii) Seller’s resignation from the Board of Directors; (iii) the date that Seller is no longer qualified to serve as a member of the Board of Directors; (iv) the date the Board of Directors, acting in good faith, determines that the continued appointment of Seller to the Board of Directors would violate the fiduciary duties of such members of the Board of Directors; (v) the third anniversary of the acquisition of the Initial Go Game Shares; and (vi) the date that the Seller holds less than 2 million shares of Company common stock (including shares of preferred stock issuable upon conversion thereof).

The closing of the acquisition of the Initial Go Game Shares is subject to certain closing conditions and requirements which may not be met on a timely basis, if at all. The Company and Seller have made customary representations and warranties and have agreed to customary covenants in the Go Game SPA. There is no assurance that all of the conditions to the consummation of the Go Game SPA will be satisfied.

In connection with the parties’ entry into the Go Game SPA, the Seller entered into a lock-up agreement with the Company, whereby the Seller agreed that the Seller would not transfer or sell, any of the Series D Preferred Stock shares and/or shares of common stock issuable upon conversion thereof, until 18 months after the Company’s acquisition of the Initial Go Game Shares (the “Initial Closing”), without the prior written consent of the Company, except that 1,525,000 of such shares may be transferred or sold six months after the Initial Closing, and an additional 1,525,000 shares may be transferred or sold 12 months after the Initial Closing.

As of August 31, 2021, the second payment of $1.25 million on or before July 31, 2021 has been on hold upon the completion of due diligence. The Company expects to resume payments upon the completion of the due diligence. Total payment to the Seller is $1,250,000 as of August 31, 2021.

Note 5.2 – Investment in Unconsolidated Affiliates

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000, evidencing amounts we were owed by Bettwork, were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share, for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value in the market under the symbol “BETW”.

On February 28, 2021, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.09 per share valued at $55,286. On August 31, 2021, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.0003 per share valued at $1,843. The change in fair value of $53,443 is recognized in net loss as other income, valuation loss, net for the six months ended August 31, 2021.

Recruiter.com Group, Inc. formerly Truli Technologies Inc (OTCQB: RCRT).

On August 31, 2016, the Company entered into a Marketing and Stock Exchange Agreement with Recruiter.com (“Recruiter”). The Agreement required the Company to issue to Recruiter 75,000 shares of the Company’s common stock in exchange for 2,200 shares of Recruiter common stock. Also, the Company issued to Recruiter an additional 75,000 shares of common stock for marketing initiatives within the Recruiter platform. In essence, the Company issued 75,000 shares of its common stock to purchase 2,200 shares of Recruiter, and the Company issued an additional 75,000 shares of its common stock as a prepayment for marketing and advertising within the Recruiter platform. Recruiter was at that time a private company with a platform that companies and individuals use for employment placements.

During the quarter ended August 31, 2021, the Company sold in open market transactions 68,083 shares of Recruiter stock. The sale of these shares resulted in a realized gain of $28,028 for the six months ended August 31, 2021.

On February 28, 2021, the Company owned 78,137 shares of Recruiter’s common stock compared to 3,461 shares of Recruiter’s common stock as of August 31, 2021. As of August 31, 2021, each share of Recruiter’s common stock was valued at $4.00 per share which changed the fair value of the 3,461 shares of Recruiter common stock to $13,844. The net change in the fair value of $139,008 is recognized in net income as other income as of August 31, 2021.

Acquisition of Axion Shares

The investment in affiliate of $4,856,825 as of February 28, 2021, represents the Company’s acquisition of 33.8% of Axion on November 16, 2020. Pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Axion Stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company, which automatically converted into 7,417,700 common shares of the Company on June 30, 2021. As of August 31, 2021, the value of this investment decreased by $3,973,766 from $4,856,825 to $883,059, due to the change in the market price of Axion shares.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, certain creditors of Axion (the “Axion Creditors”) exchanged debt owed to them by Axion in the aggregate amount of $7,657,024, for 3,828,500 shares of Series C Convertible Preferred Stock of the Company, which were automatically convertible into common shares of the Company on a one-for-one basis on June 30, 2021. As of August 31, 2021, the values associated with the assumed debt has remained unchanged.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One Limited (one of the Axion Stockholders), to purchase 1,914,250 shares of the Company’s common stock. The warrants vest on the earlier of (i) the date the Axion debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the warrants will terminate. As of August 31, 2021, there has been no activity related to the warrant and the warrant has not vested.

Note 6 – Acquisitions and Dispositions

Reinhart Interactive TV AG and Zappware N.V. Acquisition

On January 15, 2021, we entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart, and Jan C. Reinhart, the founder of Reinhart (“Founder”).

The Investment Agreement contemplated the Company acquiring 51% of the ownership of Reinhart, in consideration for 10,000,000 Swiss Francs (approximately $10.7 million US). The closing of the transactions contemplated by the Investment Agreement was to take place on April 1, 2021, or earlier if the conditions to closing were earlier satisfied. Conditions to closing included the Company paying the required capital contribution, approval of the transaction by the board of directors of the Company and Reinhart, and certain requirements and confirmations required by Swiss law. The Investment Agreement included customary representations and warranties of the parties. We also agreed to reimburse the Founder’s legal fees of up to 30,000 Swiss Francs (approximately $33,670) in connection with the transaction. Additionally, in the event we failed to close the transactions contemplated by the Investment Agreement by April 1, 2021, we agreed to pay the Founder 500,000 Swiss Francs (approximately $560,000), as a break-up fee.

We paid the founder $10.7 million in cash on March 31, 2021; however, the shares of Reinhart were not transferred to the Company until June 23, 2021. The consideration paid to the Founder came largely from funds advanced by HotPlay pursuant to the HotPlay Convertible Notes (defined and described in “Note 8—Notes Payable”, under “HotPlay Convertible Notes”). As of June 23, 2021, all the closing conditions had been satisfied and this transaction has been completed.

In accordance with ASC 805, as described in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, the Company has accounted for this business combination utilizing the following values in connection with the business acquisition of Reinhart as of June 23, 2021. The business combination accounting is provisionally complete for all assets and liabilities acquired on the acquisition date and we will continue to evaluate the fair values within the 1-year timeframe as provided in the applicable guidance.

Acquisition of Reinhart TV AG/Zappware
Total Identifiable Assets	$20,920,433
Total liabilities	$10,212,673
Net Assets	$10,707,760

Total Consideration transferred	$10,707,760

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom companies and digital content owners, and providing services to telecom companies and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder (the “Shareholders’ Agreement”). The Shareholders’ Agreement set forth certain rules for the governance and control of Reinhart. Given the percentage ownership of 51%, the Company controls, also the Shareholders’ Agreement provides that the board of directors of Reinhart will consist of five members, three of which will be appointed by the Founder and other shareholders of Reinhart, and two of which will be appointed by the Company which include William Kerby, the Company’s Co-Chief Executive Officer, and Mark Vange, the then Chief Technology Officer of HotPlay and current Chief Technology Officer of the Company; that any material shareholder matters are required to be approved by shareholders holding at least 66 2/3% of the total outstanding vote of Reinhart; that in the event Reinhart issues, within five years after the closing date, any equity or convertible equity, with a price less than the most recent valuation of Reinhart’s shares, the shares held by each director who is appointed by the Founder are subject to weighted average anti-dilution protection; provides for various restrictions on transfers of shares of Reinhart, including right of first refusal rights, tag-along rights, and drag-along rights, as well as certain rights which would trigger the right of the other parties to the Shareholders’ Agreement to acquire the shares held by an applicable shareholder, for the higher of the fair market value and the nominal value of the shares (except in the case of (c) where the purchase price is the lower of such amounts), if such shareholder (a) commits a criminal act against the interests of another party, Reinhart or its affiliates; (b) breaches the Shareholders’ Agreement, and fails to cure such breach 20 days after notice thereof is provided; or (c) the employment of any employed shareholder is terminated for certain reasons.

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

NextBank International (formerly IFEB) Acquisition

On April 1, 2021, we entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties pursuant to which the Company agreed to purchase 2,191,489 shares (the “IFEB Shares”) of authorized and outstanding Class A Common Stock of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), which IFEB Shares totaled approximately 57.1% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6,400,000, which amount was paid to the sellers on April 1, 2021.

IFEB was incorporated in 2017 as a corporation under the laws of the Commonwealth of Puerto Rico and received its international financial entity license on June 18, 2017 from the Office of the Commissioner of Financial Institutions of Puerto Rico, in Spanish, “Oficina del Comisionado de Instituciones Financieras” or “OCIF”, as license #51. As a result, IFEB is regulated by OCIF.

On May 6, 2021, in anticipation of the acquisition of the IFEB Shares, and control of IFEB, the Company and IFEB entered into a Preferred Stock Exchange Agreement, which was amended by a First Amendment to Preferred Stock Exchange Agreement entered into May 10, 2021 and effective May 6, 2021 (as amended by the first amendment, the “Original Preferred Exchange Agreement”), pursuant to which the Company agreed to exchange 1,950,000 shares of the Company’s restricted common stock for 5,850 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A preferred shares of IFEB. The Original Preferred Exchange Agreement was subsequently replaced by the Preferred Exchange Agreement, described below under “Note 14—Subsequent Events”.

Notwithstanding the terms of the Bill of the Sale, and the payment by the Company of the aggregate purchase price pursuant thereto, the transfer of the Initial IFEB Shares to the Company and the Company’s acquisition of control of IFEB was subject to review of the Company’s financial viability, as well as other matters, by OCIF, which approval of OCIF was received in June 2021, but which acquisition did not close until July 21, 2021.

Separately, on July 21, 2021, the Company entered into, and closed the transactions contemplated by, a Share Exchange Agreement with various other holders of shares of Class A Common Stock of IFEB (the “Additional Sellers” and the “IFEB Exchange Agreement”). Pursuant to the IFEB Exchange Agreement, the Additional Sellers exchanged an aggregate of 1,649,614 of the outstanding Class A Stock of IFEB, representing 42.94% of such outstanding Class A Stock of IFEB in consideration for an aggregate of 1,926,750 shares of the Company’s restricted common stock (the “IFEB Common Shares”), with each one share of Class A Stock of IFEB being exchanged for 1.168 shares of restricted common stock of the Company, based on an agreed upon value of $2.50 per share for each share of Company common stock and $2.92 per share for each share of Class A Stock of IFEB.

As a result of the closing of both transactions, we acquired control of 100% of IFEB as of July 21, 2021.

In accordance with ASC 805, as described in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, the Company has accounted for this business combination utilizing the following values in connection with the business acquisition of NextBank as of July 21, 2021. The business combination accounting is provisionally complete for all assets and liabilities acquired on the acquisition date and we will continue to evaluate the fair values within the 1-year timeframe as provided in the guidance.

Acquisition of NextBank International, Inc. (7/21/21)
Fair Value of assets acquired
Cash	$4,200,006
Current assets	$8,789,072
Non-current assets	$224,210
Net assets acquired	$13,213,288

Fair Value of liabilities assumed
Current liabilities	$9,643,436
Non-current liabilities	$—
Net liabilities assumed	$9,643,436

Net assets acquired	$3,569,852

Purchase consideration
Cash	$6,400,000 (1)
Common stock (1,925,581 shares @ $2.50)	$4,813,953
Fair value of total consideration transferred	$11,213,953

Purchase Price Allocation
Fair value of net assets acquired as of 7/21/2021	$3,569,852

Fair value of total consideration transferred	$11,213,953
Goodwill	$7,644,101

(1)	The $6.4 million of cash was paid by NextPlay prior to the closing of the Reverse Acquisition and is not presented on the Company’s consolidated statement of cash flows

The IFEB Exchange Agreement required that:

(a)       three legacy board members of IFEB remain on the Board of Directors of IFEB for a period of one year after the closing date of the IFEB Exchange Agreement, subject to rights of removal if such continued appointment/service as board members would violate the fiduciary duties of any other board members;

(b)       certain outstanding loans held by one of the legacy board members be extended, and be subject to a further extension;

(c)       that Ms. Nithinan Boonyawattanapisut, Mr. J. Todd Bonner, Mr. Donald P. Monaco and Mr. William Kerby (each a member of the Board of Directors of the Company) and Mr. Jan Reinhart, the founder of Reinhart, be appointed as members of the Board of Directors of IFEB;

(d)       that Ronald Poe will be appointed as Vice President of Longroot, Inc., the Company’s wholly-owned subsidiary, and be provided a salary of $120,000 per year, pursuant to an employment agreement; and

(e)       that Robert Fiallo, will be hired by an affiliate of the Company pursuant to an employment agreement, and be paid a base salary of $300,000 per year, plus a bonus of 3% of the profits from projects he works with or assists in developing.

Note 7 – Website Development Costs and Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of August 31, 2021:

August 31, 2021

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value	In-Service Date (Estimate)
Website platform	1.0 years	$400,000	—	$400,000	$—	—
Contracts, domains, customer lists	2.0 years	1,199,446	—	1,199,446	—	—
Website platform	3.0 years	635,756	—	635,756	—	—
Website development costs	3.0 years	912,416	—	890,141	22,275	—
Software development costs	3.0 years	36,823,358	—	24,262,427	12,560,931	—
Trademark & License	Indefinite	8,019,680	—	923,198	7,096,482	—
Software licenses	3.0 years	367,930	—	47,825	320,105	—
CIP – IDS Project		3,126,543	3,126,543	—	—	—
CIP – Not in service		315,831	—	—	315,831	12/01/2021
		$51,800,960	3,126,543	$28,358,793	20,315,624

During the quarter ended August 31, 2021, the Company purchased a total of $2,200,000 of the intellectual property including the development of electronic games under a master development and license with HotPlay Thailand. The cost of purchases was recorded as Construction in Progress (CIP).

As part of the IDS Settlement, the Company reviewed the IDS platform software. As a result of the review, the Company determined to impair the remaining balance of the software platform in the amount of $3,126,543 because it will not have a value in use.

Intangible assets are amortized on a straight-line basis over their expected useful lives which is estimated to be 3 years. Amortization expense related to website development costs and intangible assets, excluding amortization of debt issuance costs, was $160,618 and $79,059 for the quarters ended August 31, 2021 and August 31, 2020, respectively.

Based on the carrying value of definite-lived intangible assets as of August 31, 2021, we estimate our amortization expense for the next five years will be as follows:

As of August 31, 2021	Amortization Expense
2022	$4,905,129
2023	6,790,982
2024	6,400,327
2025	2,219,186
2026	—
$20,315,624

Note 8 – Notes Payable

Note Purchase Agreements: Streeterville Capital, LLC

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

In connection with the November 2020 Note Purchase Agreement and the November 2020 Streeterville Note, the Company entered into a Security Agreement with Streeterville (the “Security Agreement”), pursuant to which the obligations of the Company are secured by substantially all the assets of the Company, subject to a priority lien and security interest in the collateral of the Company.

The November 2020 Investor Note, in the principal amount of $1,500,000, evidences the amount payable by Streeterville to the Company as partial consideration for the acquisition by the Company of the November 2020 Streeterville Note. The November 2020 Investor Note accrues interest at the rate of 10% per annum, payable in full on November 23, 2021, subject to a 30-day extension exercisable at the option of Streeterville and may be prepaid at any time. The amount of the Investor Note has been offset against the amount of the November 2020 Streeterville Note in the balance sheet as of February 28, 2021, as both notes have substantially similar terms, and the Investor Note was provided in consideration for the acquisition of a portion of the November 2020 Streeterville Note. The November 2020 Investor Note was subsequently funded in full in January 2021.

On March 22, 2021, we entered into a Note Purchase Agreement dated March 23, 2021 (the “March 2021 Note Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $9,370,000 (the “March 2021 Streeterville Note”). Streeterville paid consideration of (a) $7,000,000 in cash; and (b) issued the Company a promissory note in the amount of $1,500,000 (the “March 2021 Investor Note”), in consideration for the March 2021 Streeterville Note, which included an original issue discount of $850,000 (the “OID”) and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $700,000 of the OID is fully earned and the remaining $150,000 is not fully earned until the March 2021 Investor Note is fully-funded by Streeterville, which March 2021 Investor Note was fully funded on May 26, 2021.

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

The March 2021 Note Purchase Agreement required that we complete the purchase of the Reinhart (the “Reinhart Interest”), within ten days of the date of the sale of the March 2021 Streeterville Note, and that the Company pledge the Reinhart Interest to Streeterville pursuant to a pledge agreement thereafter, both of which were timely completed.

Also on May 26, 2021, Streeterville funded the March 2021 Investor Note (in the amount of $1.5 million) in full.

We made a required equity payment of $1,857,250 to Streeterville under the March 2021 Streeterville Note on May 26, 2021, with funds raised through a May 2021 underwritten offering, which represented approximately 20% of the funds raised in such offering.

We failed to timely meet the November 2020 Note Transaction Conditions; however, on June 1, 2021, Streeterville agreed to defer 50% of the April 2021 Note Increase which was otherwise to occur due to the Company’s failure to timely meet all of the November 2020 Note Transaction Conditions. As such, a total of $506,085 has been capitalized into the outstanding balance of the November 2020 Streeterville Note effective as of April 30, 2021, and the remaining $506,085 of the April 2021 Note Increase would only be added to the balance of the November 2020 Streeterville Note if the Company failed to meet the November 2020 Transaction Conditions by June 30, 2021. Separately, if the Company did not meet the March 2021 Note Transaction Conditions by June 30, 2021, the March 2021 Streeterville Note would be subject to the June 2021 Note Increase. The Company completed the acquisition of HotPlay effective as of June 30, 2021, and as such the November 2020 Transaction Conditions and the March 2021 Note Transaction Conditions were satisfied.

On June 22, 2021, the Company entered into an Exchange Agreement with Streeterville, pursuant to which Streeterville exchanged $600,000 of a June 2021 requested redemption of $1.25 million under the November 2020 Streeterville Note (which amount was partitioned into a separate promissory note) for 300,000 shares of the Company’s common stock.

On July 21, 2021, the Company entered into an Exchange Agreement with Streeterville, whereby Streeterville exchanged $400,000 owed under a November 2020 promissory note (which amount was partitioned into a separate promissory note) for 200,000 shares of the Company’s common stock.

HotPlay Convertible Notes

On September 1, 2020, September 18, 2020, September 30, 2020, on or around November 2, 2020, and on November 24, 2020, and on around December 28, 2020 and on and around January 6, 2021 HotPlay advanced NextPlay Technologies, Inc $300,000, $700,000, $1,000,000, $400,000, $100,000, $450,000, $50,000 respectively, under the terms of the HotPlay Exchange Agreement. The advances were evidenced by convertible promissory notes (“HotPlay Convertible Notes”) in the amount of each advance, and an effective date as of the date of each advance. The HotPlay Convertible Notes totaled $3.0 million as of February 28, 2021.

On March 16, 2021, March 19, 2021, and April 15, 2021, HotPlay loaned the Company $9 million, $1 million and $2 million, respectively. The loans were made pursuant to the terms of the HotPlay Exchange Agreement and were evidenced by Convertible Promissory Notes dated effective March 16, 2021, March 19, 2021, and April 15, 2021, in the amount of $9,000,000, $1,000,000, and $2,000,000, respectively. With the April 15, 2021 loan, HotPlay had loaned the Company all $15 million of the funds required to be funded pursuant to the terms of the HotPlay Exchange Agreement.

The advances, and the entry into the HotPlay Convertible Notes, were required conditions to the HotPlay Exchange Agreement.

The HotPlay Notes were automatically forgiven by HotPlay as inter-company loans upon the closing of the HotPlay Exchange Agreement which occurred on June 30, 2021.

Note 9 – Related Party Promissory Notes and Transactions

Name of related parties	Relationship with the Company
Red Anchor Trading Corporation (“RATC”)	A shareholder of the Company and controlled by CEO of the Company and a director of the Company
Tree Roots Entertainment Group Company Limited (“TREG”)	A shareholder of the Company
T&B Media Global (Thailand) Company Limited (“T&B”)	A shareholder of the Company
Dees Supreme Company Limited	A shareholder of the Company
HotNow (Thailand) Company Limited (“HotNow”)	An entity controlled by a Co-CEO of the Company
True Axion Interactive Company Limited (“TAI”)	An entity controlled by a Co-CEO of the Company
Magnolia Quality Development Corporation Limited (“MQDC”)	A shareholder of TREG which is a shareholder of the Company
Nithinan Boonyawattanapisut	CEO of the Company, a shareholder of the Company, RATC, HotNow and TAI

Other than disclosed elsewhere, the Company had the following significant related party transactions for the six months ended August, 31, 2021.

Payment of rental expense:
Tree Roots Entertainment Group Co., Ltd	26,425
Purchase of intangible asset:
HotNow (Thailand) Company Limited	318,123
Purchase of equipment:
HotNow (Thailand) Company Limited	117,385
Operating expense:
HotNow (Thailand) Company Limited	188,492
Interest expense of loan from:
Magnolia Quality Development Corporation Limited	21,446
Tree Roots Entertainment Group Company Limited	51,262
Rental expense:
Tree Roots Entertainment Group Co., Ltd	54,078
Payment of loan interest:
Magnolia Quality Development Corporation Limited	21,097
Tree Roots Entertainment Group Co., Ltd	22,077
Payment of contract cost:
HotNow (Thailand) Company Limited	499,843

The Company entered into a short-term loan with MQDC for $480,000 (15,000,000 Thai Baht) with an accrued interest rate of 9% per annum which is payable on demand and unsecured. Accrued interest on this loan was $2,550 as of August 31, 2021.

The Company entered into a short-term loan with TREG for $543,000 (17,000,000 Thai Baht) with an accrued interest rate of 9.7% per annum which is payable on demand and unsecured. Accrued interest on this loan was $4,445 as of August 31, 2021. On May 31, 2021, HP Thailand repaid 7,000,000 Thai Baht (approximately $223,000) in connection with the short-term loan from TREG.

a)	The Company had the following related party balances as of August 31, 2021:

	Nature	August 31 , 2021
Amounts due from related party:
HotNow (Thailand) Company Limited		1,431
Amounts due to related parties:
Magnolia Quality Development Corporation Limited	Accrued Interest expense	3,531
Tree Roots Entertainment Group	Other payable	4,523
	Accrued Interest expense	32,962
	Accrued rental expense	44,782
Total		$87,229
Notes payable:
Magnolia Quality Development Corporation Limited		461,979
Tree Roots Entertainment Group		307,986
Total		$769,965

On March 31, 2021, HotPlay Thailand entered into an asset purchase agreement with HotNow, a related party, which is also under the same common control of HotPlay Thailand to purchase some of the assets, all software used in the business including all rights under licenses and other agreements and employees with the aggregate price of 19,500,000 Thai Baht (inclusive of 7% value added tax (VAT)) (approximately $624,000). On April 7, 2021, HotPlay Thailand made an advanced payment to HotNow in the amount of 5,000,000 Thai Baht (approximately $149,533). On June 7, 2021, HotPlay Thailand paid the remaining cost of the asset purchase to HotNow in the amount of 14,500,000 Thai Baht (approximately $474,467) pursuant to the terms of the asset purchase agreement.

HotPlay Thailand entered into a short-term loan with MQDC for $480,000 (15,000,000 Thai Baht) with an interest rate of 9% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $2,550 as of August 31, 2021.

HotPlay Thailand entered into a short-term loan with TREG for $543,000 (17,000,000 Thai Baht) with an interest rate of 9.7% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $4,445 as of August 31, 2021. On May 31, 2021, HotPlay Thailand repaid a 7,000,000 Thai Baht (approximately $223,000) in connection with the short-term loan from TREG.

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

On April 7, 2021, the board of directors of the Company, consistent with the employment agreement of Mr. William Kerby, the Co-Chief Executive Officer of the Company, which provides for Mr. Kerby to receive a base salary of $400,000 per year, and an annual bonus payable at the discretion of the board of directors, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals), and other bonuses which may be granted from time to time in the discretion of the board of directors, agreed to award Mr. Kerby a discretionary bonus for fiscal 2021 of $400,000, which was payable in cash or shares of common stock, at Mr. Kerby’s option, under the Plan, with a conversion price of $3.02 per share, the closing sales price of the Company’s common stock on the date the board of directors approved such bonus. On April 7, 2021, April 28, 2021, and May 16, 2021, Mr. Kerby elected to receive cash in connection with the bonus of $100,000, $150,000, and $150,000, respectively.

The Company declared dividends in arrears of $1,102,068 on previously outstanding Series A Preferred Stock, that were converted into common stock with the Series A Preferred Stock being redeemed. These dividends were payable when and if declared by the board of directors. The dividends were owed to an entity controlled by Donald P. Monaco, our Co-Chairman, William Kerby, our CEO and a director, and Warren Kettlewell, a former Board Member.

On April 8, 2021, the Company entered into an Exchange Agreement with William Kerby, its Co-Chief Executive Officer and director and Monaco Investment Partners II, LP (“MI Partners”), of which Donald P. Monaco is the managing general partner and the Co-Chairman of the board of directors of the Company (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the terms of which were approved by the board of directors of the Company, Mr. Kerby and MI Partners exchanged their right to an aggregate of $1,016,314 in accrued dividends (the “Accrued Dividends”) which had accrued on the Company’s outstanding Series A Preferred Stock, which had been held by Mr. Kerby and MI Partners prior to the conversion of such Series A Preferred Stock into common stock of the Company in August 2017, for Convertible Promissory Notes. Specifically, Mr. Kerby exchanged rights to $430,889 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $430,889 and MI Partners exchanged rights to $585,425 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $585,425 (the “Convertible Promissory Notes”).

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the closing date of the HotPlay Exchange Agreement (which closed on June 30, 2021) and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes (which was below the $3.02 per share minimum conversion price). The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default. On August 27, 2021, $50,000 cash was drawn by Mr. Kerby against his Convertible Promissory Note.

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $0 and $1,102,068 as of August 31, 2021 and February 28, 2021, respectively. These dividends will only be payable when and if declared by the Board of Directors. On April 7, 2021, the Board approved the dividends to be paid.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of August 31, 2021 and February 28, 2021.

Series B Preferred Stock

The Company has authorized and designated 10,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock which shares were issued to certain Axion stockholders in exchange for their ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion pursuant to the Axion Exchange Agreement (see “Note 5 – Investment in Unconsolidated Affiliates”). Each share of Series B Preferred Stock automatically, and without any required action by any holder, converted into 0.74177 shares of common stock upon the closing of the HotPlay Share Exchange on June 30, 2021.

As of August 31, 2021 and February 28, 2021, 0 (zero) and 10,000,000 shares of Series B Preferred Stock are outstanding, respectively.

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

As of August 31, 2021 and February 28, 2021, 0 (zero) and 3,828,500 shares of Series C Preferred Stock are outstanding, respectively.

Series D Preferred Stock

On July 21, 2021, the Company designated Series D Convertible Preferred Stock (“Series D Preferred Stock”), by filing a Certificate of Designation of such Series D Preferred Stock with the Secretary of State of Nevada (the “Series D Designation”). The Series D Designation, which was approved by the Board of Directors of the Company on July 15, 2021, designated 6,100,000 shares of Series D Preferred Stock, $0.00001 par value per share. The Series D Designation provides that the Series D Preferred Stock has a liquidation preference which is (a) pari passu with respect to the Company’s common stock; and (b) junior to all current and future senior indebtedness and securities of the Company. If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, pay the holders of the Series D Preferred Stock, pari passu with the holders of the common stock, an amount equal to the Liquidation Preference per share of Series D Preferred Stock. The “Liquidation Preference” per share of the Series D Preferred Stock is equal to $1.00 per share, or $6,100,000 in aggregate. Each share of Series D Preferred Stock is automatically convertible on the fifth business day after the date that the shareholders of the Company, as required pursuant to applicable rules and regulations of NASDAQ, has approved the issuance of the shares of common stock upon conversion of the Series D Preferred Stock, and such other matters as may be required by NASDAQ or SEC rules and requirements to allow the conversion of the Series D Preferred Stock, into that number of shares of common stock as equal the Conversion Rate multiplied by the then outstanding shares of Series D Preferred Stock. For the purposes of the following sentence: “Conversion Rate” equals 0.44 shares of Company common stock for each share of Series D Preferred Stock converted, which equals (i) the Liquidation Preference ($1.00 per share of Series D Preferred Stock), divided by (ii) $2.28, the average of the closing sales prices for the Company’s common stock on the Nasdaq Capital Market for the 30 days prior to July 15, 2021, rounded to the nearest hundredths place, subject to equitable adjustment for stock splits and combinations. The Company had 0 and 0 shares of Series D Preferred Stock outstanding as of August 31, 2021 and February 28, 2021, respectively.

Common Stock

The Company issued the initial payment of $500,000 to IDS as per the settlement agreement during the six months ended August 31, 2021 in consideration for the first transfer of 344,400 shares to be repurchased. As of the filing date, the transfer of shares has been completed.

During the three months ended August 31, 2021, the following shares of common stock were issued:

●	1,925,581 shares of common stock in an Exchange agreement valued at $4,813,953.
●	325,000 shares of common stock for consulting and investor relations services rendered valued at $605,747.
●	335,000 shares of common stock for related redemption on a loan valued at $1,270,000.
●	8,000 shares of common stock as a bonus for an executive of the Company valued at $16,000.
●	63,246,200 shares of common stock in related to the reverse acquisition of HotPlay valued at $79,057,750.

The Company had 89,693,984 and 62,400,000 shares of common stock issued and outstanding at August 31, 2021 and February 28, 2021, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of August 31, 2021, and February 28, 2021, and changes in such warrants outstanding for the quarter ending August 31, 2021:

	Warrant	Weighted Average Exercise
Outstanding, February 28, 2021	3,045,921	$2.50
Warrants granted	161,900	$2.00
Warrants exercised/forfeited/expired	(225,400)	$(2.00)
Outstanding, August 31, 2021	2,982,421	$2.45
Common stock issuable upon exercise of warrants	2,982,421	$2.45

At February 28, 2021, there were warrants outstanding to purchase 3,045,921 shares of common stock with a weighted average exercise price of $2.50 and weighted average remaining life of 1.18 years.

At August 31, 2021, there were warrants outstanding to purchase 2,982,421 shares of common stock with a weighted average exercise price of $2.45 and weighted average remaining life of 0.93 year.

During the quarter ended August 31, 2021, the Company granted:

●            warrants to purchase 161,900 shares of common stock in connection with subscriptions for shares of common stock.

Note 11 – Commitments and Contingencies

The Company entered into a new office lease to relocate our executive, administrative, and operating offices located in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021 through July 31, 2028. Monthly rental costs, including building maintenance assessment, for fiscal years 2022, 2023, 2024, 2025, 2026, 2027 and 2028 are estimated to be $9,424, $14,735 $19,067, $19,447, $19,838, $20,239, and $20,651, respectively.

The rent for the quarters ended August 31, 2021 and August 31, 2020 was $18,671 and $33,628, respectively. The Company recorded operating lease Right-to-Use asset of $1,232,520 along with current operating lease liability of $1,232,520 as of August 31, 2021.

The following schedule represents obligations and commitments on the part of the Company that are not included in liabilities:

	Current	Long Term
	FYE 2022	FYE 2023	Totals
Office Leases Nextplay	$62,485	$176,822	$239,307
Office Lease HotPlay	$18,000		$18,000
Insurance and Other	55,917	55,917	111,833
Totals	$136,402	$232,739	$377,783

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

The remaining parties to the litigation subsequently attempted to mediate their claims pursuant to a court ordered mediation in February 2021.

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

Pursuant to the IP Purchase Amendment, on May 19, 2021 the Company made the initial payment of $500,000. Thereafter, the first 344,400 shares of common stock repurchased by the Company were returned to treasury and cancelled.

On September 27, 2021, the Court entered the Agreed Order. The Court ordered that (i) the Company resume the monthly payment on or before September 28, 2021 (which payment has not been made due to failure of IDS to provide required documents), (ii) $24,583.33 shall be paid monthly to one of IDS’s counsel and the balance of each payment shall be paid to the IDS Defendants, (iii) $20,000 of the 12th monthly payments shall be withheld pending further order of the court, and (iv) NextPlay/(formerly Monaker) was awarded its fees and costs associated with the filing of the Motion.

Litigation between Axion and NextPlay

On January 15, 2021, Axion Ventures, Inc., filed a civil claim in the Supreme Court of British Columbia (Action No. S-209245), against J. Todd Bonner, our director, Nithinan Boonyawattanapisut, our Co-Chief Executive Officer and director, the Company, William Kerby, our Co-Chief Executive Officer, Cern One Limited, Red Anchor Trading Corp., CC Asia Pacific Ventures Ltd., HotPlay Enterprise Limited, HotPlay (Thailand) Ltd., Longroot, Inc. and certain other parties. The claim alleges that Mr. Bonner and his wife, Ms. Boonyawattanapisut, used their positions as directors and officers of Axion and certain of its subsidiaries, together with the other defendants, to unlawfully take ownership of Axion’s subsidiaries and assets, including its intellectual property. Axion’s claim includes causes of action for conspiracy and fraud; theft of Axion intellectual property and ownership of Longroot; an investor scheme; breaches of fiduciary duty by Mr. Bonner and Ms. Boonyawattanapisut and others; negligence; knowing assistance of breach of fiduciary duty; collective trust; knowing receipt of trust property; knowing assistance in dishonest conduct; unjust enrichment; and breach of honest performance. The claim seeks general and special damages for conspiracy, damages for breaches of fiduciary duties, accountings and repayments of amounts alleged improperly paid, including to the Company, interim, interlocutory and permanent injunctions, rescission of the issuance of shares of Longroot Cayman; restitution; the return of Axion’s intellectual property; and other accountings, damages, punitive damages, interest and special costs.

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

On September 1, 2021, the Company filed a lawsuit in the Supreme Court of British Columbia (Action No. S-217835) under the Canadian Foreign Money Claims Act (R.S.B.C. 1996, c. 155). The defendants are Axion; Axion Interactive Inc., a wholly-owned subsidiary of Axion; and Ying Pei Digital Technology (Shanghai) Company Ltd., a Chinese wholly-owned subsidiary of Axion. NextPlay owns approximately 33.85% of the outstanding shares of Axion.

The Company alleges debts that the defendants refuse to pay totaling USD $7,657,023, under various promissory notes and loan agreements acquired by the Company in July 2020. The Company also seeks interest on the past-due amounts and costs associated with collection.

The lawsuit states that J. Todd Bonner, Nithinan ‘Jess’ Boonyawattanapisut, Cern One Limited, and Red Anchor Trading Corp. made loans totaling USD $9,141,372 to the defendants at various times between March 2018 and June 2020. Mr. Bonner is the Co-Chairman of NextPlay, and a past CEO and Director of Axion. His wife, Ms. Boonyawattanapisut, is the Co-CEO of NextPlay. On or about July 21, 2020, the Company and the lenders entered into a share exchange agreement whereby the lenders transferred rights to repayment of USD $7,657,023 of the debt owed by defendants plus interest to the Company, in exchange for Company stock or warrants. On or about August 23, 2021, counsel for NextPlay demanded repayment of the debts owed by the defendants, and defendants have not paid any portion of the amounts due.

Note 12 – Business Segment Reporting

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

The Company has three operating segments consisting of (i) the NextMedia Division, which consists of HotPlay and Reinhart/Zappware, (ii) the NextFinTech Division, which consists of Longroot and NextBank, and (iii) NextTrip Division, which includes NextTrip holdings. The Company’s chief operating decision maker is considered to be the Co-Chief Executive Officers. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the single operating segment level.

For the six months ended August 31, 2021	NextTrip	NextFinTech	NextMedia	Total
Sales	$36,890	$293,357	$2,317,036	$2,647,283
Cost of Sales	$34,231	$87,339	$1,152,770	$1,274,340
Gross Profit	$2,659	$206,018	$1,164,266	$1,372,943

For the three months ended August 31, 2021	NextTrip	NextFinTech	NextMedia	Total
Sales	$36,890	$293,357	$2,317,036	$2,647,283
Cost of Sales	$34,231	$87,339	$1,152,770	$1,274,340
Gross Profit	$2,659	$206,018	$1,164,266	$1,372,943

For the six months ended August 31, 2020*	NextTrip	NextFinTech	NextMedia	Total
Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	$—	$—	$—	$—

For the three months ended August 31, 2020*	NextTrip	NextFinTech	NextMedia	Total
Sales	$—	$—	$—	$—
Cost of Sales	—	—	—	—
Gross Profit	$—	$—	$—	$—

*	Due to the reverse acquisition with HotPlay, the year-ago results incorporated only HotPlay's financials.

There were no reconciling or inter-company items between segments.

Sales	August 31, 2021	August 31, 2020
United States and Puerto Rico	$330,247	$—
Europe	2,317,036	—
Thailand	—	—
	$2,647,283	$—

Long-lived Assets	August 31, 2021	February 28, 2021
United States and Puerto Rico	$47,095,396	$—
Europe	9,980,308	—
Thailand	9,481,355	7,785,396
	$66,640,215	$7,785,396

Note 13 – Subsequent Events

Nithinan Boonyawattanapisut’s Employment Agreement

On September 16, 2021, the Company entered into an Employment Agreement with Nithinan ‘Jess’ Boonyawattanapisut, its Co-Chief Executive Officer and member of its board of directors, which agreement has an effective date of October 1, 2021. The agreement remains in effect (renewing automatically on a month-to-month basis), until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated as discussed below.

The agreement includes a non-compete provision, prohibiting Ms. Boonyawattanapisut from competing against the Company during the term of the agreement and for a period of 12 months after termination thereof (subject to certain exceptions described below), in any state or country in connection with (A) the commercial sale of products sold by the Company during the six (6) months preceding the termination date; and (B) any services the Company commercially offered during the six (6) months prior to the termination date (collectively, the “Non-Compete”).

During the term of the agreement, Ms. Boonyawattanapisut is to receive a base salary of $400,000 per year, which may be increased at any time at the discretion of the Compensation Committee of the board of directors of the Company without the need to amend the agreement; an annual bonus payable at the discretion of the Compensation Committee; other bonuses which may be granted/approved from time to time in the discretion of the Compensation Committee; $200,000 in cash and 25,000 shares of common stock issued as a sign-on bonus under the terms of the Company‘s Amended and Restated 2017 Equity Incentive Plan (the “Plan”); up to four weeks of annual paid time off, which can be rolled-over year to year, or which in the discretion of Ms. Boonyawattanapisut, can be required to be paid in cash at the end of any year or the termination of the agreement; and a car allowance equal to an equivalent of $1,500 per month, during the term of the agreement.

The agreement provides Ms. Boonyawattanapisut with the option of receiving some or all of the base salary and/or any bonus in shares of the Company’s common stock, with such shares being based on the higher of (a) the closing sales price per share on the trading day immediately preceding the determination by Ms. Boonyawattanapisut to accept shares in lieu of cash; and (b) the lowest price at which such issuance will not require stockholder approval under the rules of the stock exchange where the Company’s common stock is then listed or Nasdaq ((a) or (b) as applicable, the “Share Price” and the “Stock Option”), provided that Ms. Boonyawattanapisut is required to provide the Company at least five business days prior written notice if she desires to exercise the Stock Option as to any payment of compensation, unless such time period is waived by the Company. The issuance of the shares described above is subject to the approval of the stock exchange where the Company’s common stock is then listed or Nasdaq, and where applicable, stockholder approval, and in the sole discretion of the board of directors, may be issued under, or outside of, a stockholder approved stock plan.

The agreement includes standard provisions relating to the reimbursement of business expenses, indemnification rights, rights to Company property and inventions (which are owned by the Company), dispute resolutions, tax savings, clawback rights and provisions entitling Ms. Boonyawattanapisut to receive any fringe benefits offered by the Company to other executives (subsidized in full by the Company) including, but not limited to, family coverage for health/medical/dental/vision, life and disability insurance.

The agreement terminates upon Ms. Boonyawattanapisut’s death and can be terminated by the Company upon her disability (as described in the agreement), by the Company for Cause (defined below) or Ms. Boonyawattanapisut for Good Reason (defined below). For the purposes of the agreement, (A) “Cause” means (i) Ms. Boonyawattanapisut’s gross and willful misappropriation or theft of the Company’s or any of its subsidiary’s funds or property; or (ii) Ms. Boonyawattanapisut’s conviction of, or plea of guilty or nolo contendere to, any felony or crime involving dishonesty or moral turpitude; or (iii) Ms. Boonyawattanapisut materially breaches any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within thirty (30) days of written notice thereof from the Company ( except for certain breaches which cannot be cured); or (iv) Ms. Boonyawattanapisut commits any act of fraud; and (B) “Good Reason” means (i) without the consent of Ms. Boonyawattanapisut, the Company materially reduces Ms. Boonyawattanapisut’s title, duties or responsibilities, without the same being corrected within ten (10) days after being given written notice thereof; (ii) the Company fails to pay any regular installment of base salary to Ms. Boonyawattanapisut and such failure to pay continues for a period of more than thirty (30) days; or (iii) a successor to the Company fails to assume the Company’s obligations under the agreement, without the same being corrected within thirty (30) days after being given written notice thereof.

In the event of termination of the agreement for death or disability by Ms. Boonyawattanapisut without Good Reason, or for Cause by the Company, Ms. Boonyawattanapisut is due all consideration due and payable to her through the date of termination. In the event of termination of the agreement by Ms. Boonyawattanapisut for Good Reason or the Company for any reason other than Cause (or if Ms. Boonyawattanapisut’s employment is terminated other than for Cause within six (6) months before or twenty-four (24) months following the occurrence of a Change of Control (defined in the agreement) of the Company), Ms. Boonyawattanapisut is due all consideration due and payable through the date of termination; a lump sum payment equal to twelve (12) months of base salary; continued participation in all benefit plans and programs of the Company for twelve (12) months after termination (or at the option of the Company, reimbursement of COBRA insurance premiums for substantially similar coverage as the Company’s plans); and the Non-Compete will not apply to Ms. Boonyawattanapisut.

The terms of the agreement were approved by the Company’s Compensation Committee and Audit Committee, each consisting solely of ‘independent’ members of the Company’s board of directors.

Board of Directors’ Compensation

On September 16, 2021, the Board of Directors approved an updated compensation plan setting forth compensation payable to the non-executive members of the Board of Directors. Pursuant to the updated compensation plan, each non-executive member of the Board of Directors will receive (a) compensation of $60,000 per year; (b) additional compensation of $15,000 per year for chairpersons of each committee of the Board of Directors; and ( c) additional consideration of $30,000 per year to each co-chairman of the Board of Directors. The compensation is earned and payable on a pro-rata, quarterly basis, with a total of 70% of the compensation payable in common stock, based on the closing price of the Company’s common stock on the last day of each fiscal quarter during which consideration is earned, and 30% accrued and paid in cash at such time as the Company has had at least two consecutive profitable quarters. The compensation is payable retroactive to July 1, 2020. Notwithstanding the above, the compensation payable to Mr. Donald P. Monaco, our Co-Chairman of the Board of Directors is to be reduced by the amount he has already been paid in fiscal 2022. Finally, in addition to the above, the board is eligible for yearly bonuses as approved by the Board of Directors. All shares issued pursuant to the above will be issued under the Plan and subject thereto.

Hudson Bay’s Warrant Exchange Agreement

On September 22, 2021, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Hudson Bay Master Fund Ltd. (the “Holder”), a holder of warrants to purchase 322,000 shares of the Company’s common stock with an exercise price $2.00 per share (the “Warrants”) originally purchased from the Company on September 28, 2018. Pursuant to the terms of the Warrants, the Holder had the right, upon closing of our acquisition of HotPlay Enterprise Limited, effective on June 30, 2021, to elect to require the redemption of the Warrants for a cash payment of the Black Scholes Value of the Warrants (the “Black Scholes Value”), which election was subsequently made by the Holder. Pursuant to the Exchange Agreement, the Holder agreed to exchange the Warrant ( and thereby release the Company from the obligation to pay the Black Scholes Value) for a promissory note in the principal amount of $900,000 (the “Note”). The Exchange Agreement included customary representations and warranties of the parties; a restriction prohibiting the Company from undertaking a variable rate transaction for so long as the Note remains outstanding; and a favored nations provision, relating to subsequent amendments, modifications, waivers or exchanges of any warrant to purchase common stock of the Company, which applies until the first anniversary of the repayment of the Note. The Company also agreed to pay $15,000 of the legal fees of the Holder pursuant to the Exchange Agreement.

The Note is payable by the Company, in four equal payments of $225,000 each, with payments due on October 22, 2021, November 22, 2021, December 22, 2021, and on maturity, January 22, 2022. We can prepay any amount due under the Note without penalties, provided we provide the Holder five days prior written notice. The amount due under the Note does not accrue interest, unless an event of default occurs thereunder, at which time the amount owed under the Note will accrue interest at 18% per annum, until paid in full. The Note contains customary restrictions (including future payments of indebtedness while the Note is outstanding and in default), covenants and events of default, including if a change of control of the Company occurs, and upon the occurrence of an event of default, the Holder can declare the entire balance of the Note immediately due and payable, together with a redemption premium of 25% (i.e., can require the Company to pay 125% of the amount due under the Note). The Note also includes certain rights which accrue to the Holder upon a fundamental transaction.

NextBank International Preferred Stock Exchange Agreement

On September 28, 2021, the Company entered into a Preferred Stock Exchange Agreement (the “Preferred Exchange Agreement”) with NextBank, which was acquired by the Company on July 21, 2021 (see “Note 6—Acquisitions and Dispositions”).

Pursuant to the Preferred Exchange Agreement, the Company agreed to exchange 5,070,000 shares of the Company’s restricted common stock (the “Exchanged Common Shares”), for 10,140 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A preferred stock shares of NextBank (the “NextBank Preferred Shares”). The NextBank Preferred Shares have an aggregate face value of $10,140,000, and accrue a 2% dividend, payable quarterly in arrears. The NextBank Preferred Shares are non-redeemable; however, NextBank may, by the vote of the holders of a majority of its common stock, call and redeem the NextBank Preferred Shares in exchange for the Exchanged Common Shares plus accrued interest at the time of any such redemption. Additionally, the NextBank Preferred Shares include a change of control provision, whereby upon a change of control (as defined in the Preferred Exchange Agreement), the Company may cause NextBank to repurchase the NextBank Preferred Shares in exchange for the Exchanged Common Shares, plus accrued interest.

The Preferred Exchange Agreement included customary representations, covenants and warranties of the parties, and closing conditions which would be customary for a transaction of this type. The transactions contemplated by the Preferred Exchange Agreement closed on October 1, 2021.

IDS Settlement

On September 27, 2021, the Court entered into the Agreed Order. The Court ordered that (i) to resume the monthly payment on or before September 28, 2021, (ii) $24,583.33 shall be paid monthly to one of IDS’s counsel and the balance of each payment shall be paid to the IDS Defendants, (iii) $20,000 of the 12th monthly payment shall be withheld pending further order of the court, and (iv) NextPlay/(formerly Monaker) was awarded its fees and costs associated with the filing of the Motion.

Streeterville Exchange Agreement

On September 1, 2021 the Company entered into an Exchange Agreement with Streeterville, whereby Streeterville exchanged $270,000 owed under a November 2020 promissory note (which amount was partitioned into a separate promissory note) for 135,000 shares of the Company’s common stock.

Intellectual Property Purchase Agreements

On August 19, 2021, the Company entered into an Intellectual Property Purchase Agreements with Fighter Base Publishing Inc. (“Fighter Base”) and Inc. (“Token IQ”, and together with Fighter Base, the “IP Sellers”), dated as of the same date (the “IPP Agreements”). Pursuant to the IPP Agreements, the Company agreed to acquire certain intellectual property owned by Fighter Base (relating to the games industry), which entity is owned and controlled by Mark Vange, the Chief Technology Officer of the Company. Pursuant to the IPP Agreement, the Company agreed to acquire certain intellectual property owned by Token IQ (relating to the distributed ledger industry), which entity is owned and controlled by Mark Vange, the Chief Technology Officer of the Company.

Pursuant to the Fighter Base IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which will be paid by the Company by way of the issuance to Fighter Base of 1,666,667 shares of common stock ($3 per share of common stock).

Pursuant to the Token IQ IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which will be paid by the Company by way of the issuance to Fighter Base of 1,250,000 shares of common stock ($4 per share of common stock).

The Token IQ IPP Agreement includes the right for Token IQ to license the intellectual property purchased thereunder to third parties, with the approval of the Company, which shall not be unreasonable withheld, provided that any licenses are non-transferable, non-sublicensable and non-exclusive, and that the licenses will not compete with the Company. Any consideration received by Token IQ from such licenses will be split 50/50 between the Company and Token IQ.

The closing of the transactions contemplated by the IPP Agreements are subject to customary closing conditions, which include, due to Mr. Vange’s status as an officer of the Company, the approval of the Company’s shareholders of the transactions contemplated by the IPP Agreements and the issuance of shares of common stock thereunder.

Consulting Agreement

Effective on August 19, 2021, the Board of Directors of the Company appointed Mr. Andrew Greaves to serve as the Company’s Chief Operating Officer and changed Mr. Timothy Sikora’s titles from Chief Operating Officer of the Company and Chief Information Officer of NextTrip, to Chief Information Officer of the Company and President and Chief Operating Officer of NextTrip.

On June 9, 2021, GLM Consulting Ltd (the “Consultant”), of which Mr. Greaves serves as the sole officer and director, entered into a Consulting Agreement with the Company to assist the Company in growing a connected subscriber base and ecosystem across all devices: Digital TV, Set Top Box, Streaming Devices, PC, Laptop, Tablet and Smartphones, by providing a range of operational expertise. The term of the agreement started on July 6, 2021 and is effective until June 30, 2022, provided that the agreement may be terminated at any time, by either party, with two weeks written prior notice. The Company agreed to pay the Consultant a daily consulting fee of one thousand US dollars ($1,000), for each day of service up to a maximum amount of 20 days per month unless previously agreed in writing with the Company. Each day of service shall include a minimum of eight hours. The Consulting Agreement included confidentiality obligations of the parties and customary work for hire language. To date the Consultant has been paid approximately $39,000 pursuant to the Consulting Agreement from the Company.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended August 31, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

OVERVIEW

NextPlay offers an ecosystem for video gamers, digital consumers, and travelers through its three divisions: (i) NextMedia; (ii) NextFinTech; and (iii) NextTrip. Through the development and integration of innovative technology solutions, NextPlay is building a [unified] platform that offers a suite of personal services for its users.

NextMedia Division

HotPlay

HotPlay Enterprise Limited (“HotPlay”), which is wholly-owned by NextPlay, is an in-game advertising (“IGA”) platform that delivers advertisements into video games without disrupting gameplay, enabling video games to monetize without compromising on the integrity of the game. The platform enables advertisers and merchants of all sizes to hyper-locally deliver promotional coupons to gamers, offering them real world rewards from playing video games. Video games could also deliver relevant virtual rewards through the platform in order to increase retention rate.

Upon receiving the rewards, gamers are able to access them via the HotPlay redemption mobile application (“Redemption App”). The redemption app also features a list of games integrated with HotPlay IGA, giving video games visibility among the HotPlay user base.

In order to increase HotPlay IGA adoption among third party video game developers, HotPlay has established an in-house game development studio dedicated to developing casual and hyper-casual games that help showcase the capabilities of our technology.

Reinhart TV

Reinhart TV AG/Zappware NV (“Reinhart”) is an award-winning entertainment service provider. The platform, which is currently deployed on devices across Europe and Latin America, provides end users with an intuitive and personalized multi-screen TV experience across set-top boxes, connected TVs, smartphones, tablets, and PCs. The platform also provides a service management system that enables operators to effectively manage user experience and monetization of their services.

Following the 51% acquisition of Reinhart TV on June 23, 2021, NextPlay is integrating its HotPlay IGA platform with Reinhart, which is anticipated to provide HotPlay access to Reinhart’s significant Pay TV customer base. Furthermore, the integration is expected to provide Reinhart with a more comprehensive offering for operators as they transition from a business-to-business (B2B) model to a business-to-business-to-consumer (B2B2C) model. NextPlay plans to further increase the combined platform suite of services by integrating FinTech and Travel service offerings in the future.

NextFinTech Division

Longroot

NextPlay owns 100% of Longroot, Inc. (“Longroot”), which in turn owned 75% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owns 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen nominee shareholders) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand. Longroot Thailand is an Initial Coin Offering (“ICO”) Portal that provides digital asset financing and investment services that are fully regulated and licensed by the Securities and Exchange Commission of Thailand (the “Thai SEC”). It is focused on creating Thai regulated cryptocurrencies backed by high quality assets that are designed to be more resistant to market declines. The initial class of assets includes video games, insurance, precious metals, and real estate.

Longroot Thailand is a licensed ICO Portal under the Thai SEC, and is regulated under the Thai Digital Asset Law which stipulates that all offerings of digital assets have to be conducted via a Thai SEC licensed ICO Portal.

NextBank International

NextBank International (“NextBank”) (previously International Financial Enterprise Bank), which is wholly-owned by NextPlay, is an International Financial Entity (“IFE”) operating under the laws of the Commonwealth of Puerto Rico. Licensed under Act 273 by the Office of the Commissioner of Financial Institutions (“OCIF”), NextBank currently offers concierge services to high net worth individuals and entrepreneurs, and loan products.

Following the completed acquisition of NextBank on July 21, 2021, NextPlay plans to create a diversified FinTech solution company that offers asset banking, asset management and mobile payment and banking services.

NextTrip Division

NextTrip

NextTrip (currently operated through NextPlay) offers booking solutions for both business and leisure travel via NextTrip Business and NextTrip Journeys, respectively. NextTrip Business offers corporate travel management solutions for small- and medium- sized businesses and allows companies to manage travel expenses, travel booking, expense reports, and provides access to concierge-like travel support services, while NextTrip Journeys provides an online travel agency portal where Personal Journey Consultants book and manage vacation packages with concierge like services.

The platform is powered by a proprietary property management system and booking engine that has approximately 3.4 million instantly confirmed vacation rental units.

Travel Magazine

Travel Magazine is an online digital media company whose goal is to inspire travelers to explore the world. Travel Magazine publishes articles, videos, and interactive media highlighting travel destinations throughout the world. Through its interactive media platform, leveraging NextPlay Technology solutions, Travel Magazine also plans to offer non-fungible tokens (NFTs).

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

The COVID-19 pandemic, and governmental responses thereto, including travel restrictions, ‘stay-at-home’ orders and required social distancing orders, severely restricted the level of economic activity around the world, and is having an unprecedented effect on the global travel industry. Additionally, the ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels, airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses, the majority of which have now been lifted.

The measures implemented to contain the COVID-19 pandemic have had, and may in the future have continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position.

The duration and severity of the COVID-19 pandemic are still uncertain and difficult to predict at this time. The pandemic could continue to negatively affect global economic activity for an extended period of time, even as restrictions have been lifted in most jurisdictions and vaccines are widely available in the United States and certain other countries. The effects of COVID-19 may significantly reduce discretionary spending by individuals and businesses on travel and may create a recession in the United States or globally. In turn, that could have a negative impact on demand for our services. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations or the ways that the pandemic may fundamentally alter the travel industry. The aforementioned circumstances could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

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

RESULTS OF OPERATIONS

For the Three months Ended August 31, 2021 Compared to three months Ended August 31, 2020

Revenues

Our total revenues increased to $2,647,283 for the three months ended August 31, 2021, as compared to $0 for the three months ended August 31, 2020, an increase of $2,647,283 from the prior period. The increase in sales is a result of the acquisition of HotPlay by Monaker, now part of NextPlay Technologies, which included the acquisitions of Reinhart TV, NextBank, and Longroot. Travel revenue increased $36,890, FinTech revenue increased $293,357 and digital interactive media revenue increase $2,317,036. The increase of $2,317,036 in digital interactive media revenue is a result of the acquisition of Reinhart. Travel revenue is being affected less as travel destinations lift COVID-19 restrictions, as we have experienced an increase in travel reservations. Some travelling schedules have been postponed to later in the year, or the beginning of next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time. FinTech revenue increased is a result of interest income and loan fees.

Cost of Revenues

Our total cost of revenues increased to $1,274,340 for the three months ended August 31, 2021, compared to $0 for the three months ended August 31, 2020. Our gross profit was $1,372,943 for the three months ended August 31, 2021, compared to $0 for the three months ended August 31, 2020. Cost of revenues increased, and gross profit increased, due to the acquisition of HotPlay.

Operating Expenses

Our operating expenses include general and administrative, salaries and benefits, technology and development, stock based compensation, selling and promotion and depreciation and amortization. Our operating expenses increased by $5,780,066 or 1,381% to $6,198,562 for the three months ended August 31, 2021, as compared to the $418,496 for the three months ended August 31, 2020.

This increase was mainly related to:

(i) general and administrative expenses which increased $1,846,020 to $2,057,079 for the three months ended August 31, 2021, as compared to $211,059 for the three months ended August 31, 2020. The increase is mainly due to professional fees of $852,336, consultant fees of $238,013, loan related expenses of $199,501, travel expenses of $100,121, rent expense of $90,658, and utilities of $67,500;

(ii) a $1,872,266 increase in salaries and benefits mainly attributable to salaries of $1,450,130 and benefits of $160,180;

(iii) a $1,261,165 increase in depreciation and amortization;

(iv) a $334,350 increase in selling and promoting expenses;

(v) a $251,032 increase in technology and development expenses; and

(vi) a $215,233 increase in stock-based compensation.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, interest expense, and other income. Our total other expenses increased to $4,636,796 for the three months ended August 31, 2021, compared to $16,646 for the three months ended August 31, 2020, a change of $4,507,286 from the prior period. The increase is mainly attributable to the valuation loss, net of our holdings in Axion Ventures, Bettwork, Verus (defined below) and Recruiter.com, as described in greater detail in “Note 5 – Investment in Unconsolidated Affiliates”, which resulted in a loss of $1,496,393, and impairment loss on intangible assets of $3,126,543 for the three months ended August 31, 2021.

Loss from non-controlling interest

We had a loss from non-controlling interest of $599,041 for the three months ended August 31, 2021, compared to a loss from non-controlling interest of $236,522 for the three months ended August 31, 2020.

Net Loss

We had a net loss attributable to the Company of $8,814,001 for the three months ended August 31, 2021, compared to a net loss attributable to the Company of $198,620 for the three months ended August 31, 2020, resulting in an increase in net loss of $8,615,381 from the prior period. The increase in the net loss was primarily due to the increase in operating expenses of $5,780,066 and an increase in other expenses of $4,507,286, of which $3,126,543 relates to impairment of intangible assets as described in greater detail above.

For the Six months Ended August 31, 2021 Compared to the Six months Ended August 31, 2020

Revenues

Our total revenues increased to $2,647,283 for the six months ended August 31, 2021, as compared to $0 for the six months ended August 31, 2020, an increase of $2,647,283 from the prior period. The increase in sales is a result of the reverse acquisition of HotPlay by Monaker now part of NextPlay Technologies which include Reinhart TV, IFEB Bank, and Longroot. NextTrip Revenue increased $36,890, NextFinTech Revenue increased $293,357 and Digital Interactive Media Revenue increase $2,317,036. The increase of $2,317,036 is a result of the acquisition of Reinhart. NextTrip Revenue is being affected less as travel destinations lift COVID-19 restrictions, as we have experienced an increase in travel reservations. Some travelling schedules have been postponed to later in the year, or the beginning of next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time; provided that we expect such pandemic to continue to have a material adverse effect on our revenues for the remainder of the calendar year and continuing throughout calendar 2021. NextFinTech revenue increase is a result of interest income and loan fees.

Cost of Revenues

Our total cost of revenues increased to $1,274,340 for the six months ended August 31, 2021, compared to $0 for the six months ended August 31, 2020. Our gross profit was $1,372,943 for the six months ended August 31, 2021, compared to $0 for the six months ended August 31, 2020. Cost of revenues increased, and gross profit increased, based on the reverse acquisition results.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses increased by $6,200,288 or 1,172.1% to $6,729,293 for the six months ended August 31, 2021, as compared to $529,005 for the six months ended August 31, 2020 due to the reverse acquisition of HotPlay.

The increase was mainly related to:

(i) General and administrative expenses as a result of a reverse acquisition which increased $2,022,903 to $2,245,896, for the six months ended August 31, 2021, as compared to $222,993 for the six months ended August 31, 2020. The increase is mainly due to professional fees of $1,073,805, consultant fees of $420,059, loan related expenses of $199,501, travel expenses of $126,556, rent expense of $96,402, and utilities of $89,808;

(ii) a $2,046,875 increase in salaries and benefits related expenses is attributable to salaries of $1,613,429, benefits of $79,350, social security taxes of $141,018, and recruiting expense of $202,616;

(iii) a $1,332,626 increase in depreciation and amortization resulting from a $900,284 increase in amortization of intangibles, a $393,030 increase in amortization of debt issuance costs, a $39,312 increase in depreciation of fixed assets;

(iv) a $361,629 increase in selling and promoting expenses mainly generated by marketing expenses of $190,431 and promotional expenses of $171,198;

(v) a $251,032 increase in technology and development expenses; and

(vi) a $215,233 increase in stock-based compensation.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $4,679,176 for the six months ended August 31, 2021, compared to $24,547 for the six months ended August 31, 2020, a change of $4,654,629 from the prior period. The increase is mainly attributable to the valuation loss, net of our holdings in Axion Ventures, Bettwork, Verus and Recruiter.com, as described in greater detail in "Note 5 - Investment in Unconsolidated Affiliates", which resulted in a loss of $2,841,871 for the six months ended August 31, 2021, compared to a loss of $341,933 for the six months ended August 31, 2020, for an additional loss of $2,499,938. This additional loss was partially offset by a reduced loss on the sale of unconsolidated affiliates, Verus International, Inc. (formerly known as RealBiz Media Group, Inc. ("Verus")) and Recruiter holdings, of $532,209.

Loss from non-controlling interest

We had a loss from non-controlling interest of $776,389 for the six months ended August 31, 2021, compared toa loss from non-controlling interest of $354,932 for the six months ended August 31, 2020.

Net Loss

We had a net loss attributable to the Company of $9,209,764 for the six months ended August 31, 2021, compared to a net loss attributable to the Company of $198,620 for the six months ended August 31, 2020, resulting in an increase in net loss of $9,011,144 or 4,536.9% from the prior period. The increase in the net loss was primarily due to the increase in operating expenses of $6,200,288 and an increase in other expenses of $4,654,629, of which $3,126,543 relates to impairment of intangible assets as described in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

On August 31, 2021, we had $8,944,775 of cash on-hand which was an increase of $8,499,855 from $444,920 on February 28, 2021. The increase in cash on hand was mainly attributed to the business acquisition activity where there was a increase of $13,251,410 in investing activities, offset by cash used for operating activities of $3,059,601.

As of August 31, 2021, the Company had total current liabilities of $30,740,500, were mainly attributed to the reverse acquisition as well as the business combination of the IFEB and Reinhart TV and Zappware. The total liabilities consists of the Secured Notes owed to Streeterville Capital LLC of $8,415,782, short-term loans for $3,069,066 for Reinhart Zappware, an increase of accounts payable and accrued expense of $5,847,026, accrued payroll of $896,102 and accrued interest from notes of $710,486 due to the reverse acquisition and business combination of IFEB and Reinhart Zappware. Deferred revenue increased $898,088 from $0 as of August 31, 2020. IFEB increased other current liabilities in the amount of $11,269,465 due to customer deposit.

As of August 31, 2021, we had $103.8 million in total assets, $33.3 million in total liabilities, working capital of $6.5 million and a total accumulated deficit of $10.4 million.

Cash used in operating activities was $3,629,273 for the six months ended August 31, 2021, compared to $569,672 of cash used in operating activities during the six months ended August 31, 2020. The decrease was mainly due to an increase unbilled receivable of $4,760,457, and increase of loans receivable of $1,572,298, and other current liabilities of $105,284, which were offset mainly by accounts receivable of $4,749,175 which are mainly due to the reverse acquisition and the new entities being consolidated in the quarter.

Net cash used in investing activities increased to $12,293,699 for the quarter ended August 31, 2021, as compared to net cash provided by investing activities of $957,711 for six months ended August 31, 2020. The increase can be attributed mainly to the effects of the business combination as part of the reverse acquisition in the amount of $9,323,686 and $4,200,006 which represents the cash from the business combination with NextPlay and IFEB, respectively.

Net cash used for financing activities was $24,075 for the six months ended August 31, 2021, compared to $1,625,318 for the six months ended August 31, 2020. The decrease was primarily due to payment on promissory notes, related parties in the amount of $1,303,613 and stock repurchase of $771,456, offset by proceeds from promissory notes related parties in the amount of $2,264,149.

On June 15, 2016, we entered into a revolving line of credit agreement with Republic Bank, Inc. of Duluth, Minnesota, which merged with National Bank of Commerce, which continued as the surviving entity, on July 8, 2019 (“National Bank”). The revolving line of credit has been amended various times to date, and on May 7, 2020, we entered a new Promissory Note with National Bank (“New Note”) in connection with the line of credit. The New Note replaced a prior promissory Note we had in place with National Bank in connection with our $1,200,000 revolving line of credit and extended the due date of the prior Note from June 30, 2020 to December 31, 2020. The New Note also amended the interest rate of the prior Note to provide that amounts due under the New Note accrue interest at the rate of prime plus 3% (which rate is currently 6.25%) (the interest rate of the prior Note was prime plus 1%), subject to a floor of 4.5%, which interest is payable monthly in arrears. The New Note may be prepaid at any time without penalty. The New Note contains standard and customary events of default. On December 1, 2020 the company paid off the full balance of the New Note of $1,192,746.

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

We have very limited financial resources. We currently have a monthly cash requirement of approximately $1,450,000, exclusive of capital expenditures. Management intends to seek additional equity or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

We will need substantial additional capital to support the on-going operation and increased market penetration of our products including the development of national advertising relationships, increases in operating costs resulting from additional staff and office space until such time as we generate revenues sufficient to support ourselves. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our travel products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. As of August 31, 2021, we had approximately $30.7 million of current liabilities. We currently do not have the resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. As of August 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see in “Note 1 – Summary of Business Operations and Significant Accounting Policies”, to the Notes to Consolidated Financial Statements included herein under “Part I - Financial Information - Item 1. Financial Statements”.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Mr. Kerby our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of August 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Mr. Kerby our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of August 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, filed with the Commission on June 8, 2021, under the heading “Risk Factors” and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, as filed with the Commission on July 14, 2021, under the heading “Risk Factors”, which risk factors are incorporated by reference herein, except as discussed below, and investors should review the risks provided in the Form 10-K, Form 10-Q, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report on Form 10-K for the year ended February 28, 2021, under the heading “Risk Factors” and our Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, , under the heading “Risk Factors” or below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of August 31, 2021, the Company had an accumulated deficit of $10,410,073. Net loss for the six months ended August 31, 2021, amounted to $9,209,764. Our Digital Media Division generated gross profits of $1,164,266, our FinTech Division generated gross profits of $206,018 and our travel operations generated gross profits of $2,659 for the six months ended August 31, 2021, and as of August 31, 2021, we had working capital of $6,514,366. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve, or sustain profitability, or continue as a going concern. Furthermore, due to our relatively small size and market footprint, we may be more susceptible to issues affecting the global travel, cryptocurrency, gaming and banking industries in general, such as COVID-19, contractions in the global travel industry, cryptocurrency, gaming and banking regulatory changes, as compared to larger competitors.

We currently have a monthly cash requirement of approximately $1,450,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of August 31, 2021 and February 28, 2021, we had $30,740,500 and $1,446,446, respectively, of current liabilities.

We have derived our funding of operations with equity transactions and with the proceeds from debt offerings. Currently, revenues provide less than 2% of our cash requirements.

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

HotPlay Thailand relies on relationships with developers to provide it with an extensive game portfolio and sufficient advertising spaces.

HotPlay Thailand’s ability to sell advertising depends on establishing developers’ interest in integrating their mobile games with its platform. To provide sufficient inventory of advertising space, HotPlay Thailand needs to maintain good relationships with developers and ensure its software does not impact any performance or weaken the security of the games that it integrates with. If HotPlay Thailand’s relationship with developers terminates for any reason, or if the commercial terms of its relationships are changed or do not continue to be renewed on favorable terms, HotPlay Thailand would need to qualify new developers which could adversely impact its revenue and its business. Furthermore, in the event that game engines or other software frameworks that are used commonly by developers offer built-in features for advertising and rewards similar to the way HotPlay Thailand does, this could result in more increased competition as developers may choose those options over HotPlay Thailand.

The planned transition to an operational expenditure (Opex) based model could fail to attract adoption among operators

With the integration of HotPlay and other NextPlay offerings in the future, Zappware is transitioning from a Capex based to Opex based fee model where it derives revenues from profit sharing instead of upfront payments. There is no guarantee that operators will adopt the enhanced product offering or new fee model. Failure to gain adoption might negatively impact the near time revenues and operating margins and future growth of Zappware, and will negatively affect HotPlay Thailand’s go to market strategy, resulting in slower adoption of HotPlay Thailand’s IGA platform.

The transition to an Opex model will have near term pressure on revenues and net profit margins

The transition from a Capex based model to an Opex based model will result in significantly lower or no upfront payments from operators when they adopt Zappware’s solutions. Furthermore, Zappware may need to invest significantly in initial upfront capital expenditures such as hardware technologies and software development in order to service the operators. Although management believes that an Opex based fee model would likely result in high revenues in the long term, there will be near term pressure on revenues and net profits as Zappware expects to receive less upfront payment and will have to cover the upfront costs required to service the operators.

Integration of HotPlay Thailand and Reinhart TV may not be successful.

The Zappware and HotPlay Thailand IGA platforms were developed independently prior to the incorporation of both entities under the Company. While management believes that the integration of both platforms will mutually benefit both parties and the Company’s overall business, there is no guarantee that the integration will be successful as they were developed on different technologies. This may result in the curtailing of the overall features that are offered or the inability to offer certain features on particular user platforms. The failure to successfully integrate all or some of the features may result in a lack of acceptance from operators and end users. This may negatively impact Zappware’s transition to a Opex model and HotPlay Thailand’s adoption rate resulting in loss of revenues to the Media Division and the Company.

The performance of the digital assets issued is dependent on the issuer and underlying assets.

The performance of the digital assets offered by Longroot Thailand is unpredictable and dependent on the issuer and underlying assets. Mismanagement of the underlying assets or failure of the issuer to fulfil their commitments to investors may adversely affect the digital asset performance. Although Longroot Thailand will conduct extensive due diligence to verify the quality of the digital assets issued, the eventual performance of the issuer, underlying asset, and market acceptance of the digital asset is unpredictable. The underperformance of digital assets offered by Longroot Thailand may result in reputational damage and adversely affect the ability to attract clients and investors, resulting in a loss in revenues.

Acceptance and/or widespread use of digital assets is uncertain.

Currently, there is a relatively small use of digital assets in the retail and commercial marketplace for goods or services. In comparison, there is a relatively large use by speculators contributing to price volatility. Furthermore, although security tokens are increasingly being adopted by institutions, these are still at a nascent stage. There is no guarantee that digital assets will gain widespread adoption and a lack of acceptance or decline in acceptances would have a material adverse effect on the ability of Longroot Thailand to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of Longroot Thailand and ultimately the Company.

Digital Asset exchanges and other trading venues are relatively new.

Digital asset market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. When digital asset exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in digital asset prices, impact the success of Longroot Thailand, and have a material adverse effect on the ability of Longroot Thailand to continue as a going concern, which correspondingly could harm the business, prospects and operations of the Company.

There are cyber security risks related to digital asset trading.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in digital asset codes may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of digital asset trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create money have previously occurred. Any of the above events affecting Longroot Thailand may adversely affect its operations and results of operations and ultimately have a material adverse effect on the Company.

Longroot Thailand depends on third party cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets.

Digital assets issued by Longroot Thailand depend on the infrastructure of third party cryptographic and algorithmic protocols. The growth of this industry in general, and the use of digital assets in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. Furthermore, the occurrence of security or cryptography issues might adversely affect Longroot Thailand’s ability to operate and, Longroot Thailand would be reliant on the respective protocols to resolve the issues.

Longroot Thailand’s tokens might be used for illegal or improper purposes, which could expose Longroot Thailand to additional liability and harm its business.

Longroot Thailand’s tokens remain susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Tokenholders may also encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures Longroot Thailand has taken are too restrictive and inadvertently screen proper transactions, this could diminish customer experience which could harm its business.

Regulatory changes or actions may alter the nature of the Company’s ownership of Longroot Thailand or restrict the use of digital assets in a manner that adversely affects Longroot Thailand’s business, prospects or operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming them illegal while others have allowed their use and trade. Thailand, where Longroot Thailand is regulated, is the first country to approve a legal initial coin offering (“ICO”) portal for issuers. Under Thai Securities and Exchange Commission (“Thai SEC”) regulation, all digital asset issuance in Thailand must be approved by the Thai SEC and carried out via an approved ICO Portal such as Longroot Thailand. Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade digital assets or to exchange digital assets for fiat currency. Similar actions by governments or regulatory bodies could impact the ability of Longroot Thailand to continue to operate and such actions could affect the ability of Longroot Thailand to continue as a going concern, which could have a material adverse effect on the business, prospects or operations of the Company.

Furthermore, a large proportion of the digital assets Longroot Thailand plans to issue are likely to be classified as securities. This will subject Longroot Thailand’s activities to securities regulations in different jurisdictions, which could limit its business activities, such as restricting issuances to non-retail investors only. This may negatively impact Longroot Thailand’s profitability. Furthermore compliance with existing laws and regulations will involve significant amounts of time, including that of Longroot Thailand’s senior leaders and that of dedicated compliance personnel, all of which might negatively impact Longroot Thailand’s results of operations.

Next Bank International is subject to various regulatory capital requirements. Regulatory changes or actions may alter the requirement of the capital.

Under capital adequacy guidelines, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of common equity; (i) Tier 1 capital to risk-weighted assets, and (ii) Tier 1 capital to average assets.

Cryptocurrency business is required to be approved by the Office of the Commissioner of Financial Institutions (“OCFI”)

Next Bank International is required to get an approval from the OCFI for the cryptocurrency business. The application of getting an approval is a long process. It is estimated to be up to a year. It may not be approved. This may result in delaying the growth of the cryptocurrency business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Securities

There have been no sales of unregistered securities during the three months ended August 31, 2021, and from the period from September 1, 2021, to the filing date of this report, which have not previously been disclosed in our Quarterly Report on Form 10-Q for the quarter ended August 31, 2021, or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated By Reference
Exhibit No.	Description	Furnished or Filed Herewith	Form	Exhibit	Filing Date	File No.
2.1+	Securities Purchase Agreement dated June 30, 2021, by and between NextPlay Technologies, Inc Group, Inc. and David Ng		8-K	2.1	7/7/2021	001-38402
3.1	Articles of Exchange as filed with the Secretary of State of Nevada on July 2, 2021 (relating to the HotPlay Share Exchange Agreement)		8-K	3.1	7/7/2021	001-38402
3.2	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on July 2, 2021 and effective on July 9, 2021 (changing name to NextPlay Technologies, Inc.)		8-K	3.1	7/8/2021	001-38402
3.3	Certificate of Correction to July 2021 Certificate of Amendment filed with the Secretary of State of Nevada on July 6, 2021		8-K	3.2	7/8/2021	001-38402
3.4	Certificate of Designation of NextPlay Technologies, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series D Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 21, 2021		8-K	3.1	7/27/2021	001-38402
10.1	Master Development and Licensing Agreement by and between NextPlay Technologies, Inc Group, Inc. and HotPlay Enterprise Limited, dated March 17, 2021		8-K	10.1	6/11/2021	001-38402
10.2	Amendment to Development Agreement by and between NextPlay Technologies, Inc Group, Inc. and HotPlay Enterprise Limited, dated May 20, 2021		8-K	10.2	6/11/2021	001-38402

10.3	Master Development and Licensing Agreement by and between NextPlay Technologies, Inc Group, Inc. and HotPlay Enterprise Limited, dated May 20, 2021	8-K	10.3	6/11/2021	001-38402
10.4	Exchange Agreement between Streeterville Capital, LLC and NextPlay Technologies, Inc Group, Inc. dated June 22, 2021	8-K	10.1	6/25/2021	001-38402
10.5	Lock-Up Agreement dated June 30, 2021, by and between NextPlay Technologies, Inc Group, Inc. and David Ng	8-K	10.1	7/7/2021	001-38402
10.6	Exchange Agreement between Streeterville Capital, LLC and NextPlay Technologies, Inc. dated July 15, 2021, and effective July 21, 2021	8-K	10.1	7/27/2021	001-38402
10.7+	Share Exchange Agreement effective July 21, 2021, by and between NextPlay Technologies, Inc., formerly Monaker Group, Inc., and each of the sellers party thereto	8-K	10.2	7/27/2021	001-38402
10.8+	Intellectual Property Purchase Agreement dated August 19, 2021, by and between NextPlay Technologies, Inc. and Fighter Base Publishing Inc.	8-K	10.1	8/23/2021	001-38402
10.9+	Intellectual Property Purchase Agreement dated August 19, 2021, by and between NextPlay Technologies, Inc. and Token IQ Inc.	8-K	10.2	8/25/2021	001-38402
10.10***	Consulting Agreement dated June 9, 2021, by and between GLM Consulting, Ltd., and NextPlay Technologies, Inc.	8-K	10.1	8/25/2021	001-38402

10.11	Exchange Agreement between Streeterville Capital, LLC and NextPlay Technologies, Inc. dated August 16, 2021		8-K	10.1	9/3/2021	001-38402
10.12***	Employment Agreement dated September 16, 2021, by and between Nithinan Boonyawattanapisut and NextPlay Technologies, Inc.		8-K	10.1	9/22/2021	001-38402
10.13	Form of Exchange Agreement dated September 22, 2021, between NextPlay Technologies, Inc. and Hudson Bay Master Fund Ltd.		8-K	10.1	9/24/2021	001-38402
10.14	$900,000 Promissory Note dated September 22, 2021, by NextPlay Technologies, Inc. in favor of Hudson Bay Master Fund Ltd.		8-K	10.2	9/24/2021	001-38402
10.15	Preferred Stock Exchange Agreement dated and effective September 28, 2021, by and between, NextPlay Technologies, Inc. and NextBank International, Inc.		8-K	10.1	10/4/2021	001-38402
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.

+	Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that NextPlay Technologies, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTPLAY TECHNOLOGIES, INC.

Date: October 20, 2021	/s/ William Kerby
William Kerby
Co-Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2021	/s/ Sirapop ‘Kent’ Taepakdee
Sirapop ‘Kent’ Taepakdee
Chief Financial Officer
(Principal Accounting/Financial Officer)