Form 10-Q
period 2021-11-30
NextPlay Technologies Inc.
filed 2022-01-13
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2021

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

As of January 13, 2022 the registrant had 109,247,388 shares of its common stock, par value $0.00001 per share, outstanding.

NEXTPLAY TECHNOLOGIES, INC.,

formerly MONAKER GROUP, INC.

FORM 10-Q

For the Quarter Ended NOVEMBER 30, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of NextPlay Technologies, Inc., formerly Monaker Group, Inc. (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industries in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the continued impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic and governmental responses thereto. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements included in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under the section entitled “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, as filed with the SEC on June 8, 2021 (under the heading “Risk Factors” and in other parts of that report) and in the Company’s Quarterly Reports on Form 10-Q for the quarter ended May 31, 2021, as filed with the SEC on July 14, 2021 (under the heading “Risk Factors”), and for the quarter ended August 31, 2021, as filed with the SEC on October 20, 2021 (under the heading “Risk Factors”). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, derivative liabilities and related disclosure of contingencies. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to allowances for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, assumptions used in the valuation of stock-based compensation, revenue, leases, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the Company’s fiscal year ended February 28 or 29 (during leap years) of the particular year.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	The Company will need to raise additional funding to support its operations, which funding may not be available on favorable terms, if at all;

●	Uncertainty and illiquidity in credit and capital markets can impair our ability to obtain credit and financing on acceptable terms and can adversely affect the financial strength of our business partners;

●	Various third parties owe the Company a significant amount of money, which may not be timely paid, if at all;

●	The Company owes significant amounts to Streeterville Capital, LLC (“Streeterville”), which is secured by a security interest over substantially all of the Company’s assets, and the Company is subject to requirements, penalties and damages under its agreements with Streeterville;

●	The Company’s operations have been negatively affected by, and have experienced material declines as a result of, COVID-19 and the governmental responses thereto;

●	Currently pending and future litigation affecting the Company may have a material adverse effect on the Company;

●	The Company’s operations are subject to uncertainties and risks outside of its control;

●	The Company is subject to extensive government regulations and rules, both within the United States and internationally, and the failure to comply with such regulations and rules could have a material adverse effect on the Company;

●	The Company’s businesses are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to the Company’s business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm the Company’s business;

●	The success of the Company is subject to the development of new or upgraded products, services and features over time;

●	HotPlay uses open-source software in connection with certain of its games and services, which may pose particular risks to its proprietary software, products, and services in a manner that could harm its business;

●	HotPlay’s products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent it from enforcing or defending proprietary technologies;

●	HotPlay relies on relationships with developers to provide it with an extensive game portfolio and sufficient advertising spaces;

●	HotPlay derives a significant portion of its revenues from advertisements and if any events occur that negatively impact its relationships with advertisers, its advertising revenues and operating results would be negatively impacted;

●	HotPlay’s products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in such systems, could adversely affect its business;

●	Longroot Holding (Thailand) Company Limited’s (“Longroot”) operations are subject to risks associated with cryptocurrency exchanges being a new industry, regulatory changes and/or restrictions, potential illegal uses of cryptocurrencies, the acceptance and widespread use of cryptocurrencies, cyber security risks, and competing blockchain technologies;

●	The Company’s travel division revenue, expenses and operating results could be negatively affected by changes in travel, real estate and ALR markets, as well as general economic conditions;

●	The Company is subject to competition with competitors who have significantly more resources, more brand recognition and a longer operating history than the Company;

●	The Company is subject to risks associated with failures to maintain intellectual property and claims by third parties relating to an allegation that the Company violated such third parties’ intellectual property rights;

●	Fluctuations in currency exchange rates could negatively impact the Company’s business;

●	The Company relies on third party service providers and the failure of such third parties to provide the services contracted for, on the terms contracted, or otherwise, could have a material adverse effect on the Company;

●	The Company relies on the internet, internet infrastructure, servers and networkers for its operations and in order to generate revenues;

●	The Company’s ability to raise funding, and dilution caused by such fundings, anti-dilution rights included in outstanding warrants;

●	If we fail to maintain effective internal controls, it could adversely affect our financial position and lower our stock price;

●	The trading price of the Company’s common stock is subject to numerous risks, including volatility and illiquidity, amongst other things;

●	The price of our common stock may fluctuate significantly, and you could lose all or part of your investment;

●	Nevada law and our Articles of Incorporation authorize us to issue shares of common and preferred stock, which shares may cause substantial dilution to our existing stockholders;

●	Our Common Stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements;

●	The officers and directors of the Company have the ability to exercise significant influence over the Company;

●	The market in which we participate is highly competitive, and we may be unable to compete successfully with our current or future competitors;

●	If we are unable to adapt to changes in technology, our business could be harmed;

●	We may be subject to liability for the activities of our property owners and managers, which could harm our reputation and increase our operating costs;

●	We have incurred significant losses to date and require additional capital which may not be available on commercially acceptable terms, if at all;

●	Our ability to integrate the operations of NextBank International, Inc., and regulatory and other risks associated therewith; and

●	Those discussed under the caption “Risk Factors” of this Report.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextPlay Technologies, Inc.

Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2021 (Unaudited)	2021 (Audited)
Assets
Current assets
Cash and cash equivalent	$20,472,178	$444,920
Restricted cash	945,224	—
Prepaid expenses and other current assets	3,142,958	235,746
Accounts receivable, net	1,220,964	—
Unbilled receivables	4,369,424	—
Other receivable, related parties	160,036	—
Advance for investment	3,227,117	—
Investment in unconsolidated affiliate: Short-term	10,072	—
Convertible notes receivable, related party	7,657,024	3,000,000
Loans receivable	9,126,612	—
Total current assets	$50,331,609	$3,680,666

Non-current assets
Investment in unconsolidated affiliates: Long-term	45,996	—
Intangible assets, net	18,893,957	7,759,603
Goodwill	46,373,194	—
Computers, furniture and equipment, net	680,320	25,793
Operating lease right-of-use asset	4,195,864	—
Security Deposits	440,378	—
Total non-current asset	$70,629,709	$7,785,396

Total assets	$120,961,318	$11,466,062

Liabilities and stockholders’ equity
Current liabilities
Line of credit & notes payable, net	$6,773,028	$—
Accounts payable and accrued expenses	7,716,322	343,941
Other current liabilities	117,866	11,163
Deferred revenue	517,310	—
Current portion of operating lease liability	869,533	—
Other current liabilities-customer deposits	9,638,613	—
Other liabilities affiliate	—	38,260
Notes payable - related party	742,611	1,053,082
Total current liabilities	$26,375,283	$1,446,446

Non-current liabilities
Line of Credit and Notes Payable Long Term, net	322,318	—
Note payable long term, related parties	966,314	—
Operating lease liability, non-current portion	3,350,955	—
Total non-current liabilities	$4,639,587	$—

Total liabilities	$31,014,870	$1,446,446

Commitments and Contingencies

Stockholders’ equity
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	—	—
Series B Preferred stock, $0.00001 par value; 10,000,000 authorized; 0 and 10,000,000 shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	—	—
Series C Preferred stock, $0.00001 par value; 3,828,500 authorized; 0 and 3,828,500 shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	—	—
Series D Preferred stock, $0.00001 par value; 6,100,000 authorized; 0 and 0 shares issued and outstanding at November 30, 2021 and February 28, 2021, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 109,247,388 and 62,400,000 shares outstanding at November 30, 2021 and February 28, 2021, respectively	1,092	624
Treasury stock	(771,456)	—
Additional paid-in-capital	105,662,478	11,599,357
Accumulated other comprehensive income	(276,038)	10,221
Accumulated deficit	(19,469,705)	(1,200,309)
Stockholders’ equity attributable to parent	$85,146,371	$10,409,893
Non-controlling interest in consolidated affiliates	4,800,077	(390,277)

Total stockholders’ equity	89,946,448	10,019,616
Total liabilities and stockholders’ equity	$120,961,318	$11,466,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Operations, Net and Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months ended
	November 30,	November 30,	November 30,	November 30,
	2021	2020	2021	2020

Revenue
Media subscription and services	$3,698,329	—	$6,015,365	—
Interest and bank services	420,522	—	713,879	—
Travel services	80,249	—	117,139	—

Total revenue	$4,199,100	—	$6,846,383	—

Cost of Revenue
Media subscription and services	1,675,419	—	2,828,189	—
Interest and bank services	208,232	—	295,571	—
Travel services	69,281	—	103,512	—

Total Cost of Revenue	$1,952,932	—	$3,227,272	—

Gross Profit	$2,246,168	—	$3,619,111	—

Operating Expenses
General and administrative	4,792,330	230,338	7,038,226	453,331
Salaries and benefits	2,913,939	91,716	5,042,481	203,393
Technology and development	344,890	115	596,143	336
Stock-based compensation	665,202	—	880,435	—
Selling and promotions expense	441,096	954	802,725	954
Depreciation and amortization	1,963,855	139,332	3,490,595	333,446

Total operating expenses	11,121,312	462,455	17,850,605	991,460

Operating Loss	(8,875,144)	(462,455)	(14,231,494)	(991,460)

Other Income/ (Expense)
Valuation loss, net	(842,678)	—	(2,339,071)	—
Impairment loss	—	—	(3,126,543)	—
Interest income (expense)	55,224	(14,937)	56,431	(39,765)
Realized loss on sale of marketable securities	—	—	(59,586)	—
Foreign Exchange gain	—	56,835	—	56,835
Other expense	(13,537)	(281)	(11,398)	—
Total other (expenses)/income	(800,991)	41,617	(5,480,167)	17,070
Net loss before tax	$(9,676,135)	(420,838)	$(19,711,661)	(974,390)
Estimated corporate taxes	5,316	—	54,689	—
Net loss	(9,670,819)	(420,838)	(19,656,972)	(974,390)

Share of non-controlling interest	(611,187)	111,762	(1,387,576)	(243,170)
Net loss attributable to parent	$(9,059,632)	(532,600)	$(18,269,396)	(731,220)

Other Comprehensive (loss) income:
Foreign currency translation (loss)	(145,763)	(44,382)	(286,259)	(23,296)
Total other comprehensive (loss)	(145,763)	(44,382)	(286,259)	(23,296)

Comprehensive loss	(9,816,582)	(465,220)	(19,943,231)	(997,686)

Weighted average number of common shares outstanding
Basic	94,544,672	104,563	104,368,960	104,563
Diluted	94,544,672	104,563	104,368,960	104,563
Basic net loss per share	$(0.10)	(5.09)	$(0.18)	(6.99)
Diluted net loss per share	$(0.10)	(5.09)	$(0.18)	(6.99)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended November 30, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance at February 28, 2021	—	—	—	—	62,400,000	$624	—	$—	$11,599,357	$(1,200,309)	$10,221	$10,409,893	$(390,277)	$10,019,616
Reduction of share capital					(10,400,000)	(104)	—	—	(2,999,896)	—	—	(3,000,000)	—	(3,000,000)
Reverse acquisition recapitalization	10,000,000	100	3,828,500	38	23,854,203	239	—	—	62,813,297	—	—	62,813,536	5,401,901	68,215,437
Conversion of preferred	(10,000,000)	(100)	(3,828,500)	(38)	11,246,200	112	—	—	(112)	—	—	—	—	—
Shares issued for compensation	—	—	—	—	499,062	5	—	—	1,061,095	—	—	1,061,100	—	1,061,100
Shares issued for consulting	—	—	—	—	400,000	4	—	—	754,996	—	—	755,000	—	755,000
Shares issued for debt payment	—	—	—	—	335,000	3	—	—	669,997	—	—	670,000	—	670,000
Shares issued for business acquisition	—	—	—	—	1,925,581	19	—	—	4,813,933	—	—	4,813,952	—	4,813,952
Shares issued for private placement	—	—	—	—	18,987,342	190	—	—	27,849,811	—	—	27,850,001	—	27,850,001
Warrant cancellation	—	—	—	—	—	—	—	—	(900,000)	—	—	(900,000)	—	(900,000)
Share repurchase	—	—	—	—	—	—	(771,456)		—	—	—	(771,456)	—	(771,456)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(286,259)	(286,259)	(324,311)	(610,570)
Net loss for the period	—	—	—	—	—	—	—	—	—	(18,269,396)	—	(18,269,396)	(1,387,576)	(19,656,972)
Changes in ownership interest from acquisition	—	—	—	—	—	—	—	—	—	—	—	—	1,500,340	1,500,340
Balance at November 30, 2021	—	—	—	—	109,247,388	$1,092	$(771,456)	$—	$105,662,478	$(19,469,705)	$(276,038)	$85,146,371	$4,800,077	$89,946,448

For the three months ended November 30, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance at August 31, 2021	—	—	—	—	89,693,984	$895	(771,456)	$—	$77,518,323	$(10,410,073)	$(130,275)	$66,207,414	$4,235,235	$70,442,649
Shares issued for compensation	—	—	—	—	491,062	6	—	—	1,045,095	—	—	1,045,101	—	1,045,101
Shares issued for consulting	—	—	—	—	75,000	1	—	—	149,250	—	—	149,251	—	149,251
Shares issued for private placement	—	—	—	—	18,987,342	190	—	—	27,849,810	—	—	27,850,000	—	27,850,000
Warrant cancellation	—	—	—	—	—	—	—	—	(900,000)	—	—	(900,000)	—	(900,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(145,763)	(145,763)	(324,311)	(470,074)
Net loss for the period	—	—	—	—	—	—	—	—	—	(9,059,632)	—	(9,059,632)	(611,187)	(9,670,819)
Changes in ownership interest from acquisition	—	—	—	—	—	—	—	—	—	—	—	—	1,500,340	1,500,340
Balance at November 30, 2021	—	—	—	—	109,247,388	$1,092	(771,456)	$—	$105,662,478	$(19,469,705)	$(276,038)	$85,146,371	$4,800,077	$89,946,448

For the nine months ended November 30, 2020

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance as of March 6, 2020 (inception)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Share contribution cash	—	—	—	—	13,000,000	132	—		2,150,752	—	—	2,150,884	32,184	2,183,068
Intangible assets	—	—	—	—	39,000,000	390	—	—	6,403,004	—	—	6,403,394	—	6,403,394
Unpaid capital	—	—	—	—	—	—	—	(955,783)	—	—	—	(955,783)	(32,184)	(987,967)
Net loss for the period	—	—	—	—	—	—	—	—	—	(731,220)	—	(731,220)	(243,170)	(974,390)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(11,415)	(11,415)	(11,881)	(23,296)
Balance at November 30, 2020	—	—	—	—	52,000,000	$522	$—	$(955,783)	$8,553,756	$(731,220)	$(11,415)	$6,855,860	$(255,051)	$6,600,809

For the three months ended November 30, 2020

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock $ Value	Treasury Stock	Subscription receivable	Additional Paid In Capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity	Minority interest	Total shareholders’ equity
Balance as of August 31, 2020	—	—	—	—	52,134,541	522	—	(1,878,113)	8,584,804	(198,620)	21,086	6,529,679	(354,932)	6,174,747
Share contribution cash	—	—	—	—	(134,541)	—	—	31,048	(31,048)	—	—	—	—	—
Intangible assets	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unpaid capital	—	—	—	—	—	—	—	891,282	—	—	—	891,282	—	891,282
Net loss for the period	—	—	—	—	—	—	—	—	—	(532,600)	—	(532,600)	111,762	(420,838)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(32,501)	(32,501)	(11,881)	(44,382)
Balance at November 30, 2020	—	—	—	—	52,000,000	$522	$—	$(955,783)	$8,553,756	$(731,220)	$(11,415)	$6,855,860	$(255,051)	$6,600,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	November 30, 2021	November 30, 2020
Cash flows from operating activities:
Net loss	$(18,269,396)	$(731,220)

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,310,293	337,187
Foreign exchange gain, net	—	(56,195)
Valuation loss, net	2,416,176	—
Stock based compensation	880,435	—
Goodwill	76,961	—
Loss from computer, furniture and equipment written off	—	12,751
Gain on sale of computer, furniture and equipment	(25)	—
Loss on minority interest	(1,387,576)	(243,170)
Loss on currency translation	(610,571)	—
Impairment loss	3,126,543	—
Changes in operating assets and liabilities:
Amounts due from related parties	46,953	(4,192)
Amounts due to related party	73,188	76,393
Accounts receivable	4,863,328	—
Unbilled receivable	(4,369,424)	—
Loans receivable	(1,389,808)	—
Prepaid expenses and other current assets	120,627	(172,686)
Security deposits	(67,518)	—
Operating lease liabilities	49,924	8,846
Accounts payable & accrued expenses	751,155	105,119
Deferred revenue - related party	(450,152)	—
Other current liabilities	(1,745,492)	10,760

Cash used in operating activities	$(12,574,379)	$(656,407)

Cash flows from investing activities:
Short term investment - related party	235,658	—
Investment in unconsolidated affiliate	952,550	—
Payment in advance for investment	(1,000,000)	—
Convertible notes receivable - related party	—	(2,500,000)
Additions of intangible assets – related party	(919,357)	(2,035,425)
Additions of intangible assets	(970,630)	(7,226)
Purchase of computer, furniture, and equipment	(250,636)	(29,513)
Proceeds from disposal of fixed assets	1,460	—
Effects of a business combination of NextBank	4,200,006	—
Effects of a business combination of NextPlay (Monaker)	9,323,686	—

Cash provided by (used in) investing activities	$11,572,737	$(4,572,164)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	—	2,044,217
Proceed from notes payable - related party	700,000	1,883,420
Advance received from related parties for share subscription	—	2,500,000
Repayment of notes payable - related party	(213,155)	(1,123,443)
Treasury stock transaction	(500,000)	—
Proceeds from promissory notes - related party	1,680,504	—
Proceeds from promissory notes	1,987,318	—
Payments on promissory notes – related party	(1,330,967)	—
Payments on promissory notes	(8,199,576)	—
Proceeds from sale of stock	27,850,000	—

Cash provided by financing activities	$21,974,124	$5,304,194

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(5,028)

Cash, Cash Equivalents, and Restricted Cash

Net change during the period	20,972,482	70,595

Balance, beginning of period	444,920	—

Balance, end of period	$21,417,402	$70,595

Supplemental disclosures of cash flow information
Cash paid for interest	$520,785	$36,468

NON-CASH TRANSACTIONS
Addition of intangible assets through exchanging shares	—	5,554,278
Settle (a) Convertible note receivable and (b) note payable due to closing share exchange transaction	12,000,000	—
Settle (a) Convertible note receivable and (b) share capital increase due to closing share exchange transaction	3,000,000	—
Operating lease right to use assets obtained in exchange for new operating lease liabilities	—	8,755
Share issues for consulting and employee compensation	1,816,100	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the nine months ended
	November 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position

Cash and cash equivalents	$20,472,178	$70,595

Restricted cash	$945,224	$-

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$21,417,402	$70,595

NextPlay Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

NextPlay Technologies, Inc. and its consolidated subsidiaries (“NextPlay,” “we,” “our,” “us,” or the “Company”) is building a technology solutions company, offering games, in-game advertising, digital asset products and services, connected TV and travel booking services to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (“AdTech”), Artificial Intelligence (“AI”) and financial technology (“FinTech”) solutions to leverage the strengths and channels of its existing and acquired technologies.

NextPlay is organized into three (3) divisions: (i) NextMedia, the Company’s Interactive Digital Media Division; (ii) NextFinTech, the Company’s Finance and Technology Division; and (iii) NextTrip, the Company’s Travel Division.

In the Interactive Digital Media Division, NextPlay closed its acquisition of HotPlay Enterprise Limited and its In-Game Advertising (“IGA”) platform on June 30, 2021 and acquired a 51% interest in Reinhart TV AG (“Reinhart”) on June 23, 2021. Reinhart owns 100 percent of Zappware, a 20-year-old interactive Digital TV solutions company based in Belgium. The acquisition of Reinhart gives NextPlay potential reach into tens of millions of households with its IGA, Video Game, FinTech, and Travel products.

In the Finance and Technology Division, the Company’s acquisition of International Financial Enterprise Bank (“IFEB”), now called NextBank International, Inc. (“NextBank”), and the conditional approval from the Labuan Financial Services Authority (“Labuan FSA”) to operate a general insurance and reinsurance business, is expected to allow NextPlay to offer individuals and households asset management and banking services, and travel related services such as travel finance and travel insurance, subject to regulatory approval and licensing.

Our Company, in accordance with Thailand foreign ownership laws, holds an indirect control of Longroot (Thailand) Company Limited (“Longroot”), which operates an Initial Coin Offering (“ICO”) Portal which is approved and regulated by the Thai Securities and Exchange Commission (“Thai SEC”). The Portal enables us to crypto-securitize an array of high quality alternative assets, such as video games, insurance contracts, and real estate. These digital assets serve as a new asset class, which the Company’s management believes will create significant opportunities to accelerate products and services within the Fintech division’s asset management business.

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

On October 14, 2021, “Longroot Inc.” (a subsidiary company) changed its name to “Next Fintech Holdings, Inc.”

Conditional Approval for License to Carry on General Insurance and Reinsurance Business

Effective November 16, 2021, Labuan FSA approved the Company’s application to carry on general insurance and reinsurance business subject to certain conditions including (i) payment of a $15,000 annual license fee, (ii) submission of evidence reflecting paid up capital amounting to MYR 10.0 mil (approximately to $2,390,000 US), (iii) submission of proof of registration as a member of Labuan International Insurance Association, and (iv) submission of a Management Services Agreement with the appointed insurance manager, (v) submission of a Letter of Undertaking, and (vi) submission of constituent documents to the Registration of Company Unit. The conditions are to be met within 3 months of November 29, 2021, the date Labuan FSA issued a letter confirming the conditional approval.

Reverse Acquisition of HotPlay Enterprise Ltd.

On July 23, 2020, the Company (then known as Monaker Group, Inc. (“Monaker”)) entered into a Share Exchange Agreement (as amended from time to time, the “Share Exchange Agreement”) with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders”). Pursuant to the Share Exchange Agreement, Monaker exchanged 52,000,000 shares of its common stock for 100% of the issued and outstanding capital of HotPlay, with HotPlay continuing as a wholly owned subsidiary of Monaker. The reverse acquisition between HotPlay and Monaker was completed on June 30, 2021. After the reverse acquisition, effective July 9, 2021, Monaker changed its name to “NextPlay Technologies, Inc.” The HotPlay acquisition was accounted for as a reverse acquisition with HotPlay being deemed the acquiring company for accounting purposes.

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

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2021, and notes thereto and other pertinent information contained in the annual report on Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2021.

The results of operations for the nine months ended November 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2022.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents on November 30, 2021, and February 28, 2021.

Restricted Cash

Restricted cash represents cash retained in an escrow account for business purposes for more than 90 days. The outstanding restricted cash as of November 30, 2021 was $945,224, and was $0 as of February 28, 2021.

Accounts Receivable and Unbilled Receivables

A receivable is recognized when the Company has an unconditional right to receive consideration. If revenue has been recognized before the Company has an unconditional right to receive consideration, the amount is presented as an unbilled receivable. A receivable is measured at transaction price less impairment loss and unbilled receivables are measured at the amount of consideration that the Group is entitled to, less impairment loss.

Prepaid Expenses and Other Current Assets

The Company records cash paid in advance for goods and/or services to be received in the future as prepaid expenses. Prepaid expenses are expensed over time according to the period where it is indicated on the contract.

Convertible Notes Receivable .

Loans Receivable

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding principal amount adjusted for charge-offs and the allowance for loan losses. Interest is accrued as earned based upon the daily outstanding principal balance.

The accrual of interest is generally discontinued at the time a loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged- off at an earlier date if collection of principal or interest is considered doubtful.

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

As of November 30, 2021, there were no loans placed on non-accrual.

Advance for Investment

Advance for investment represents cash deposits transferred to the investment seller as a deposit payment as stipulated in the investment purchase agreement.

Investment in Unconsolidated Affiliates

Investment in unconsolidated affiliates is recognized at cost less valuation loss.

Computer, Furniture and Equipment

The Company purchases computers, laptops, furniture and fixture. These are originally recorded at cost and stated at cost less accumulated depreciation. The computers and laptops are depreciated over a useful life of 3 and 5 years, respectively. The furniture and fixture are depreciated over a useful life of 5 and 10 years, respectively. Straight-line depreciation is used for all computers, laptops, furniture and equipment.

Intangible Assets

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that is not individually identified and separately recognized as an asset. Adjustments made to the acquisition accounting during the measurement period may affect the recognition and measurement of assets acquired and liabilities assumed, any NCI, consideration transferred and goodwill or any bargain purchase gain, as well as the remeasurement of any pre-existing interest in the acquiree.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $3,310,293 and $337,187 during the nine months ended November 30, 2021 and 2020, respectively.

Accounts payable, note payables and accrued expenses

Accounts payable, note payables and accrued expenses are recognized when they occur at cost.

Customer deposit

Customer deposit represents cash deposits received from customers at NextBank.

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

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary that is not attributable directly or indirectly to the parent. At the acquisition date, the Company measures any non-controlling interest at its proportionate interest in the identifiable net assets of the acquiree. Changes in the Company’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

Foreign Currency Translation

The Company prepares the consolidated financial statements using U.S. dollars as the functional currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholders’ equity through other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

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

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the nine months ended November 30, 2021, convertible notes payables were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transactions price, allocating transaction price to the performance obligation and recognizing revenue when the performance obligation is satisfied. Types of revenue consist of:

Digital Media

Revenue is generated from subscriptions and services rendered. Subscription revenues are deferred and recognized as the service is performed each month. Revenue from services is recognized when the contractual performance obligation is met.

Finance and Technology

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

All interest accrued but not collected for loans placed on nonaccrual or charged-off is reversed against interest income. Interest on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. As of November 30, 2021, there were no loans placed on non-accrual.

Revenue is also recognized on service fees such as loan origination fees, brokering fees, and deposit account fees.

As of November 30, 2021, the Company had interest and non-interest- bearing deposits received from customers with interest rates ranging from 0% to 4% payable per annum.

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

Cost of Revenue

Cost revenue from digital media mainly consists of cost of employees - software developer and other sub-contractors.

Cost of revenue from finance and technology mainly consists of interest expense, loan related commissions.

Cost of revenue from travel mainly consists of cost of the tours and activities, commissions and merchant fees charged by credit card processors.

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses. The expense for the nine months ended November 30, 2021 and November 30, 2020 was $802,725 and $954, respectively.

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

The Company adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”). As a result, awards are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and directors. The Company recognizes the remaining unrecognized value of unvested awards over the remaining performance period, with no further remeasurement through the performance completion date.

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

Segment Reporting

Accounting Standards Codification 280-10 “Segment Reporting” established standards for reporting information about operating segments in annual consolidated financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

The Company has three operating segments consisting of (i) the NextMedia Division, which consists of HotPlay and Reinhart/Zappware, (ii) the NextFinTech Division, which consists of Longroot and NextBank, and (iii) NextTrip Division, which includes NextTrip holdings. The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level.

See Note 12 Business Segment Reporting for details on each segment unit.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 2 - Going Concern

As of November 30, 2021, and February 28, 2021, the Company had an accumulated deficit of $19,469,705 and $1,200,309, respectively. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have limited financial resources. As of November 30, 2021, we have working capital of $23,956,326, which we believe is adequate to cover our monthly cash requirement of approximately $1,450,000 for over twelve months.

We will need to raise additional capital to support the on-going operation, increase market penetration of our products, expand the marketing and development of our travel and technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, would negatively impact our business, financial condition, and liquidity. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. As indicated by the increase of the Company’s deferred revenue balance as of November 30, 2021, $517,310, we expect to see an increase in revenue in the 4th quarter.

Management’s plans with regard to this going concern are as follows:

(i)	the Company plans to continue to raise funds with third parties by way of public or private offerings,
(ii)	the Company is working aggressively to increase the viewership of its travel and gaming products by promoting it across other mediums,
(iii)	the Company expects growth in revenue from interest and non-interest income through organic growth and new business initiatives in the finance and technology division
(iv)	the Company plans to issue tokens under its Longroot entity during the year 2022, which is expected to result in generating revenues; and
(v)	the Company is tightening its spending on expenses, which is expected to help in the cost reduction of the operations.

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

Note 3 – Notable Financial Information

Prepaid Expenses and Other Current Assets

As of November 30, 2021 and February 28, 2021, the Company had prepaid expenses of $2,390,581 and $11,590, respectively. As of November 30, 2021 and February 28, 2021, the Company had other current assets of $752,377 and $224,156, respectively.

Accounts Receivable

As of November 30, 2021 and February 28, 2021, the Company had accounts receivable of $1,220,964 and $0, respectively. As of November 30, 2021 and February 28, 2021, the allowance for doubtful account was $292,530 and $0, respectively.

Unbilled Receivables

As of November 30, 2021 and February 28, 2021, the Company had unbilled receivables of $4,369,424 and $0, respectively.

Loans Receivable

As of November 30, 2021 and February 28, 2021, the Company had loans receivable of $9,126,612 and $0, respectively, relating to NextBank.

Goodwill

As of November 30, 2021 and February 28, 2021, the Company had total goodwill of $46,373,194 and $0, respectively. The year-over-year increase resulted from the following:

(i)	the reverse acquisition of HotPlay of $31,681,633;
(ii)	the acquisition of NextBank International of $7,644,101;
(iii)	the acquisition of Zappware by Reinhart of $3,609,939; and
(iv)	the recognition of goodwill from Longroot acquisition on November 16, 2020 in which the Purchase Price Allocation (PPA) was completed by an independent appraiser and the Company recorded the fair value of assets and liabilities, as a result, goodwill increased in amount $3,437,521.

Summary of changes in fair value allocation resulted below:

Amount
Goodwill increased	3,437,521

Net other assets decreased	(188,479)
Intangible assets decreased	(1,748,702)
Non-controlling interest increased	(1,500,340)
-

Computer, Furniture and Equipment

As of November 30, 2021 and February 28, 2021, the Company had net computer, furniture and equipment of $680,320 and $25,793, of which $86,240 and $1,381 included depreciation expense, respectively.

Accounts Payable and Accrued Expenses

As of November 30, 2021 and February 28, 2021, the Company had accounts payable of $3,726,801 and $81,779, respectively. As of November 30, 2021 and February 28, 2021, the Company had accrued expenses of $3,989,521 and $262,162, respectively.

Other Liabilities – Customer Deposits

As of November 30, 2021 and February 28, 2021, the Company had other current liabilities – customer deposits of $9,638,613 and $0, respectively, relating to NextBank.

Deferred Revenue

As of November 30, 2021 and February 28, 2021, the Company had deferred revenue of $517,310 and $0, respectively, relating to travel and digital future sales.

Short Term Note Payable – Related Parties

As of November 30, 2021 and February 28, 2021, the Company had a short term note payable – related party of $742,611 and $1,053,082, respectively, relating to Tree Roots Entertainment and MQDC.

Long Term Note Payable – Related Parties

As of November 30, 2021 and February 28, 2021, the Company had a long term note payable – related party of $966,314 and $0, respectively, mainly related to note payable of preferred dividends in arrears.

Note 4 – Acquisitions and Dispositions

Reinhart Interactive TV AG and Zappware N.V. Acquisition

On January 15, 2021, we entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart, and Jan C. Reinhart, the founder of Reinhart (“Founder”).

The Investment Agreement contemplated the Company acquiring 51% of the ownership of Reinhart, in consideration for 10,000,000 Swiss Francs (approximately $10.7 million US). The closing of the transactions contemplated by the Investment Agreement was to take place on April 1, 2021, or earlier if the conditions to closing were earlier satisfied. Conditions to closing included the Company paying the required capital contribution, approval of the transaction by the board of directors of the Company and Reinhart, and certain requirements and confirmations required by Swiss law. The Investment Agreement included customary representations and warranties of the parties. We also agreed to reimburse the Founder’s legal fees of up to 30,000 Swiss Francs (approximately $33,670 US) in connection with the transaction. Additionally, in the event we failed to close the transactions contemplated by the Investment Agreement by April 1, 2021, we agreed to pay the Founder 500,000 Swiss Francs (approximately $560,000 US), as a break-up fee.

We paid the founder $10.7 million in cash on March 31, 2021; however, the shares of Reinhart were not transferred to the Company until June 23, 2021. The consideration paid to the Founder came largely from funds advanced by HotPlay pursuant to the HotPlay Convertible Notes (defined and described in “Note 9—Notes Payable”, under “HotPlay Convertible Notes”). As of June 23, 2021, all the closing conditions had been satisfied and this transaction was completed.

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

Acquisition of Reinhart TV AG/Zappware
Total Identifiable Assets	$23,458,222
Total liabilities	$12,750,462
Net Assets	$10,707,760

Total Consideration transferred	$10,707,760

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom companies and digital content owners, and providing services to telecom companies and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder (the “Shareholders’ Agreement”). The Shareholders’ Agreement set forth certain rules for the governance and control of Reinhart. The Shareholders’ Agreement provides: (i) that the board of directors of Reinhart will consist of five members, three of which will be appointed by the Founder and other shareholders of Reinhart, and two of which will be appointed by the Company, which include William Kerby, the Company’s Co-Chief Executive Officer, and Mark Vange, the then Chief Technology Officer of HotPlay and current Chief Technology Officer of the Company; (ii) that any material shareholder matters are required to be approved by shareholders holding at least 66 2/3% of the total outstanding vote of Reinhart; (iii) that in the event Reinhart issues, within five years after the closing date, any equity or convertible equity, with a price less than the most recent valuation of Reinhart’s shares, the shares held by each director who is appointed by the Founder are subject to weighted average anti-dilution protection; and (iv) provides for various restrictions on transfers of shares of Reinhart, including right of first refusal rights, tag-along rights, and drag-along rights, as well as certain rights which would trigger the right of the other parties to the Shareholders’ Agreement to acquire the shares held by an applicable shareholder, for the higher of the fair market value and the nominal value of the shares (except in the case of (c) where the purchase price is the lower of such amounts), if such shareholder (a) commits a criminal act against the interests of another party, Reinhart or its affiliates; (b) breaches the Shareholders’ Agreement, and fails to cure such breach 20 days after notice thereof is provided; or (c) the employment of any employed shareholder is terminated for certain reasons.

The Shareholders’ Agreement also provides a right for the Founders to sell their shares to the Company, at which time the Company will be required to purchase such shares (the “Founder’s Shares”), based on the following schedule:

Date right is triggered	Percent of Founder’s Shares eligible to be sold	Required Purchase Price
January 1, 2024	33%	15 times EBITDA based on audited 2023 Reinhart financials
January 1, 2025	66%	15 times EBITDA based on audited 2024 Reinhart financials
December 20, 2025, if the board of directors of Reinhart, together with a majority of the directors appointed by the Company, agree to sell Reinhart to a third party, but the Company and the Founder cannot agree on such sale, by such date	100%	Higher of (a) 15 times EBITDA based on audited 2025 Reinhart financials; and (b) the value of a fully-funded acquisition proposal based on audited 2025 Reinhart financials
January 1, 2026	100%	Lower of (a) 15 times EBITDA based on audited 2025 Reinhart financials; and (b) the value of a fully-funded acquisition proposal based on audited 2025 Reinhart financials

The Shareholders’ Agreement also allows the parties to file for an initial public offering on any internationally recognized exchange. The Shareholders’ Agreement has a term of 10 years, extendable thereafter for successive five-year periods, unless terminated by either party with 12 months prior written notice (provided that any such termination shall only be applicable to the terminating shareholder), subject to earlier termination in connection with certain initial public offerings.

NextBank International (formerly IFEB) Acquisition

On April 1, 2021, we entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties, pursuant to which the Company agreed to purchase 2,191,489 shares (the “IFEB Shares”) of authorized and outstanding Class A Common Stock of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), which IFEB Shares totaled approximately 57.1% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6,400,000, which amount was paid to the sellers on April 1, 2021.

IFEB was incorporated in 2017 as a corporation under the laws of the Commonwealth of Puerto Rico and received its international financial entity license on June 18, 2017 from the Office of the Commissioner of Financial Institutions of Puerto Rico, in Spanish, “Oficina del Comisionado de Instituciones Financieras” or “OCIF”, as license #51. As a result, IFEB is regulated by OCIF.

On May 6, 2021, in anticipation of the acquisition of the IFEB Shares, and control of IFEB, the Company and IFEB entered into a Preferred Stock Exchange Agreement, which was amended by a First Amendment to Preferred Stock Exchange Agreement entered into May 10, 2021 and effective May 6, 2021 (as amended by the first amendment, the “Original Preferred Exchange Agreement”), pursuant to which the Company agreed to exchange 1,950,000 shares of the Company’s common stock for 5,850 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A Preferred shares of IFEB.

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

Separately, on July 21, 2021, the Company entered into, and closed the transactions contemplated by, a Share Exchange Agreement with various other holders of shares of Class A Common Stock of IFEB (the “Additional Sellers” and the “IFEB Exchange Agreement”). Pursuant to the IFEB Exchange Agreement, the Additional Sellers exchanged an aggregate of 1,648,614 of the outstanding Class A Common Stock of IFEB, representing 42.94% of such outstanding Class A Common Stock of IFEB, in consideration for an aggregate of 1,926,750 restricted shares of the Company’s common stock (the “IFEB Common Shares”), with each one share of Class A Common Stock of IFEB being exchanged for 1.168 restricted shares of common stock of the Company, based on an agreed upon value of $2.50 per share for each share of Company common stock and $2.92 per share for each share of Class A Common Stock of IFEB.

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

Acquisition of NextBank International, Inc. (7/21/21)
Fair Value of assets acquired
Cash	$4,200,006
Current assets	$8,789,072
Non-current assets	$224,210
Net assets acquired	$13,213,288

Fair Value of liabilities assumed
Current liabilities	$9,643,436
Non-current liabilities	$—
Net liabilities assumed	$9,643,436

Net assets acquired	$3,569,852
Purchase consideration
Cash	$6,400,000	(1)
Common stock (1,925,581 shares @ $2.50 per share)	$4,813,953
Fair value of total consideration transferred	$11,213,953

Purchase Price Allocation
Fair value of net assets acquired as of 7/21/2021	$3,569,852

Fair value of total consideration transferred	$11,213,953
Goodwill	$7,644,101

(1)	The $6.4 million of cash was paid by NextPlay prior to the closing of the Reverse Acquisition and is not presented on the Company’s consolidated statement of cash flows.

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

(d) that Mr. Ronald Poe will be appointed as Vice President of Next Fintech Holdings Inc. (formerly Longroot, Inc.), the Company’s wholly-owned subsidiary, and be provided a salary of $120,000 per year, pursuant to an employment agreement; and

(e) that Mr. Robert Fiallo, will be hired by an affiliate of the Company pursuant to an employment agreement, and be paid a base salary of $300,000 per year, plus a bonus of 3% of the profits from projects he works with or assists in developing.

On September 28, 2021, the Company entered into a Preferred Stock Exchange Agreement (the “Preferred Exchange Agreement”) with NextBank, and the Company agreed to exchange 5,070,000 restricted shares of the Company’s common stock (the “Exchanged Common Shares”), for 10,140 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A preferred stock of NextBank (the “NextBank Preferred Shares”). The NextBank Preferred Shares have an aggregate face value of $10,140,000, and accrue a 2% dividend, payable quarterly in arrears. The NextBank Preferred Shares are non-redeemable; however, NextBank may, by the vote of the holders of a majority of its common stock, call and redeem the NextBank Preferred Shares in exchange for the Exchanged Common Shares plus accrued interest at the time of any such redemption. Additionally, the NextBank Preferred Shares include a change of control provision, whereby upon a change of control (as defined in the Preferred Exchange Agreement), the Company may cause NextBank to repurchase the NextBank Preferred Shares in exchange for the Exchanged Common Shares, plus accrued interest.

The Preferred Exchange Agreement included customary representations, covenants and warranties of the parties, and closing conditions which would be customary for a transaction of this type. The transactions contemplated by the Preferred Exchange Agreement closed on October 1, 2021.

Note 5 – Related Party Transactions

Parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control or joint control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa.

Name of related parties	Relationship with the Company
Red Anchor Trading Corporation (“RATC”)	A shareholder of the Company and controlled by a Co-CEO of the Company and a director of the Company
Tree Roots Entertainment Group Company Limited (“TREG”)	A significant shareholder of the Company
Axion Ventures Inc. (“Axion”)	An entity shareholding by a Co-CEO of the Company
Axion Interactive Inc. ("AI")	A subsidiary of Axion
HotNow (Thailand) Company Limited (“HotNow”)	An entity controlled by a Co-CEO of the Company
True Axion Interactive Company Limited (“TAI”)	An entity shareholding by a Co-CEO of the Company
Magnolia Quality Development Corporation Limited (“MQDC”)	A significant shareholder of TREG, which is a significant shareholder of the Company
Nithinan Boonyawattanapisut	Co-CEO of the Company, and a shareholder of the Company, RATC, HotNow, Axion and TAI
Immediate Family Member	Immediate family member with executive officer of the Company

Other than disclosed elsewhere, the Company had the following significant related party transactions for the nine months ended November 30, 2021.

Payment of marketing expense:
Immediate Family Member	$199,200
Payment of consulting expense:
Immediate Family Member	$82,500
Payment of salary expense:
Immediate Family Member	$73,057
Purchase of intangible asset:
HotNow (Thailand) Company Limited	$275,397
Purchase of equipment:
HotNow (Thailand) Company Limited	$127,927
True Axion Interactive Company Limited	$14,115
General and admin expense:
HotNow (Thailand) Company Limited	$15,045
Operating expense:
HotNow (Thailand) Company Limited	$211,589
Interest expense of loan from:
Magnolia Quality Development Corporation Limited	$31,583
Tree Roots Entertainment Group Company Limited	$58,504
Rental expense:
Tree Roots Entertainment Group Company Limited	$62,164
HotNow (Thailand) Company Limited	$12,715
Other expense:
HotNow (Thailand) Company Limited	$5,454
Payment of contract cost:
HotNow (Thailand) Company Limited	$671,673

The Company had the following related party balances as of November 30, 2021 as follows:

	Nature	November 30, 2021
Amounts due to related parties:
Magnolia Quality Development Corporation Limited	Accrued interest expense	3,296
Tree Roots Entertainment Group	Accrued interest expense	32,791
HotNow (Thailand) Company Limited	Other liability	391
Axion Interactive Inc.	Other payable	1,770
Total		$38,248
Notes receivable:
HotNow (Thailand) Company Limited		52,745
Notes payable:
Magnolia Quality Development Corporation Limited		445,567
Tree Roots Entertainment Group		297,044
Total		$795,356

The comparative figure for the nine months ended November 30, 2020 represents significant related party transactions of Hotplay Enterprise Ltd. as follow:

Advance received for share subscription:
Red Anchor Trading Corporation	$2,500,000
Short-term Loan from:
Tree Roots Entertainment Group Co., Ltd	$660,849
Repayment of Short-term Loan:
Tree Roots Entertainment Group Co., Ltd	$396,509
Interest expense of loan from:
Magnolia Quality Development Corporation Limited	$10,682
Tree Roots Entertainment Group Company Limited	$6,273
Payment of loan interest:
Magnolia Quality Development Corporation Limited	$10,799
Tree Roots Entertainment Group Co., Ltd	$4,874
Payment of contract cost:
HotNow (Thailand) Company Limited	$476,037
True Axion Interactive Company Limited	$322,515

Significant agreements with related parties

On March 31, 2021, HotPlay Thailand entered into an asset purchase agreement with HotNow, a related party, which is also under the same common control of HotPlay Thailand, to purchase certain of the assets of HotNow, including all software used in the business and including all rights under licenses and other agreements and employees, for the aggregate price of 19,500,000 Thai Baht (inclusive of 7% value added tax (VAT)) (approximately $624,000 US). On April 30, 2021, HotPlay Thailand made an advanced payment to HotNow in the amount of 5,000,000 Thai Baht (approximately $149,533 US). On June 7, 2021, HotPlay Thailand paid the remaining cost of the asset purchase to HotNow in the amount of 14,500,000 Thai Baht (approximately $474,467 US) pursuant to the terms of the asset purchase agreement.

On March 24, 2021, HotPlay Thailand entered into a short-term loan with MQDC for $480,000 (15,000,000 Thai Baht) with an interest rate of 9% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $3,296 as of November 30, 2021.

During June and July 2020, HotPlay Thailand entered into a short-term loan with TREG for the aggregate principal amount of $543,000 (17,000,000 Thai Baht) with an interest rate of 9.75% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $2,380 as of November 30, 2021. On May 31, 2021, HotPlay Thailand repaid 7,000,000 Thai Baht (approximately $223,000 US) in connection with the short-term loan from TREG.

Next Bank International currently holds a $705,000 loan that was purchased in 2020 at a discounted purchase price of $647,776, when the Bank was not partially or wholly owned by Next Play Technologies. The borrower is an entity affiliated with a current member of the Bank’s Board of Directors. The Loan bears interest at an annual rate of 10%. It is expected to be fully collected in Q1 2022. As of November 30, 2021, the outstanding balance was $705,000.

Management compensation

On April 7, 2021, the board of directors of the Company ratified the current compensation payable to members of the board of directors, which provides that each non-executive member of the Board be paid the following:

(a)	compensation of 20,000 shares of Company common stock per year;
(b)	compensation of 5,000 shares of Company common stock per year, if they are the chairperson of any committee of the board of directors; and
(c)	compensation of 10,000 shares of Company common stock per year, to the Chairman of the Board (collectively, the “Board Compensation Terms”); provided that all shares due to the directors serving as of March 1, 2021, for the fiscal year ending February 28, 2022, were issued up front and were fully-vested/earned on the date of grant, instead of vesting over time, as previously awarded.

In total, an aggregate of 165,000 shares of common stock were issued to the non-executive directors on April 8, 2021, for fiscal 2022 compensation (such shares, the “Fiscal 2022 Board Compensation Shares”). The Fiscal 2022 Board Compensation Shares were issued under the Company’s Amended and Restated 2017 Equity Incentive Plan (the “Plan”).

On April 7, 2021, the Company entered into a Lock-Up Agreement with each of the non-executive members of the board of directors. Pursuant to the Lock-Up Agreements, each non-executive director agreed not to transfer, sell, pledge, or assign any of their applicable Fiscal 2022 Board Compensation Shares until March 1, 2022.

On April 7, 2021, the board of directors of the Company, consistent with the employment agreement of Mr. William Kerby, the Co-Chief Executive Officer of the Company, which provides for Mr. Kerby to receive a base salary of $400,000 per year, and an annual bonus, payable at the discretion of the board of directors, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals), and other bonuses which may be granted from time to time in the discretion of the board of directors, agreed to award Mr. Kerby a discretionary bonus for fiscal 2021 of $400,000, which was payable in cash or shares of common stock, at Mr. Kerby’s option, under the Plan, with a price of $3.02 per share, the closing sales price of the Company’s common stock on the date the board of directors approved such bonus. On April 7, 2021, April 28, 2021, and May 16, 2021, Mr. Kerby elected to receive cash in connection with the bonus of $100,000, $150,000, and $150,000, respectively.

On April 7, 2021, the Company declared dividends in arrears of $1,102,068 on previously outstanding Series A Preferred Stock, that were converted into common stock with the Series A Preferred Stock being redeemed. These dividends were payable when and if declared by the board of directors. The dividends were owed to an entity controlled by Donald P. Monaco, our Co-Chairman at that time, William Kerby, our Co- Chief Executive Officer and a director, and Warren Kettlewell, a former board member.

On April 8, 2021, the Company entered into an Exchange Agreement with William Kerby, its Co-Chief Executive Officer and director, and Monaco Investment Partners II, LP (“MI Partners”), of which Donald P. Monaco, the then Co-Chairman of the board of directors of the Company, is the managing general partner (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the terms of which were approved by the board of directors of the Company, Mr. Kerby and MI Partners exchanged their right to an aggregate of $1,016,314 in accrued dividends (the “Accrued Dividends”), which had accrued on the Company’s outstanding Series A Preferred Stock, which had been held by Mr. Kerby and MI Partners prior to the conversion of such Series A Preferred Stock into common stock of the Company in August 2017, for Convertible Promissory Notes. Specifically, Mr. Kerby exchanged rights to $430,889 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $430,889 and MI Partners exchanged rights to $585,425 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $585,425 (the “Convertible Promissory Notes”).

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the closing date of the HotPlay Exchange Agreement (which closed on June 30, 2021) and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes (which was below the $3.02 per share minimum conversion price). The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default. On August 27, 2021, $50,000 cash was drawn by Mr. Kerby against his Convertible Promissory Note. As of November 30, 2021 the outstanding balance of the convertible promissory notes were in amount of $966,314.

On September 16, 2021, the Company’s board of directors approved an updated compensation plan setting forth compensation payable to the non-executive members of the board of directors. Pursuant to the updated compensation plan, each non-executive member of the board of directors will receive:

(a)	compensation of $60,000 per year;
(b)	additional compensation of $15,000 per year for chairpersons of each committee of the board of directors; and
(c)	additional consideration of $30,000 per year to each co-chairman of the board of directors.

The compensation is earned and payable on a pro-rata, quarterly basis, with a total of 70% of the compensation payable in shares of Company common stock, based on the closing price of the Company’s common stock on the last day of each fiscal quarter during which consideration is earned, and 30% accrued and paid in cash at such time as the Company has had at least two consecutive profitable quarters. The compensation is payable retroactive to July 1, 2020. Notwithstanding the above, the compensation payable to Mr. Donald P. Monaco, our previous Co-Chairman of the board of directors, is to be reduced by the amount he has already been paid in fiscal 2022. Finally, in addition to the above, non-executive members of the board are eligible for yearly bonuses as approved by the board of directors. All shares issued pursuant to the above will be issued under the Plan and subject thereto.

Significant agreements with managements of the Company

a)	On June 9, 2021, GLM Consulting Ltd (the “Consultant”), of which Andrew Greaves, the Company’s Chief Operating Officer, serves as the sole officer and director, entered into a Consulting Agreement with the Company to assist the Company in growing a connected subscriber base and ecosystem across all devices: Digital TV, Set Top Box, Streaming Devices, PC, Laptop, Tablet and Smartphones, by providing a range of operational expertise. The term of the agreement started on July 6, 2021 and is effective until June 30, 2022, provided that the agreement may be terminated at any time, by either party, with two weeks written prior notice. The Company agreed to pay the Consultant a daily consulting fee of $1,000, for each day of service up to a maximum amount of 20 days per month unless previously agreed in writing with the Company. Each day of service shall include a minimum of 8 hours. The Consulting Agreement included confidentiality obligations of the parties and customary work for hire language.

b)	On September 16, 2021, the Company entered into an Employment Agreement with Nithinan “Jess” Boonyawattanapisut, its Co-Chief Executive Officer and member of its board of directors, which agreement has an effective date of October 1, 2021. The agreement remains in effect (renewing automatically on a month-to-month basis), until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated as discussed below.

The agreement includes a non-compete provision, prohibiting Ms. Boonyawattanapisut from competing against the Company during the term of the agreement and for a period of 12 months after termination thereof (subject to certain exceptions described below), in any state or country in connection with (i) the commercial sale of products sold by the Company during the six (6) months preceding the termination date; and (ii) any services the Company commercially offered during the six (6) months prior to the termination date (collectively, the “Non-Compete”).

During the term of the agreement, Ms. Boonyawattanapisut is to receive (i) a base salary of $400,000 per year, which may be increased at any time at the discretion of the Compensation Committee of the board of directors of the Company without the need to amend the agreement; (ii) an annual bonus payable at the discretion of the Compensation Committee; (iii) other bonuses which may be granted/approved from time to time in the discretion of the Compensation Committee; (iv) $200,000 in cash and 25,000 shares of common stock issued as a sign-on bonus under the terms of the Plan; (v) up to four weeks of annual paid time off, which can be rolled-over year to year, or which in the discretion of Ms. Boonyawattanapisut, can be required to be paid in cash at the end of any year or the termination of the agreement; and (vi) a car allowance equal to an equivalent of $1,500 per month, during the term of the agreement.

The agreement provides Ms. Boonyawattanapisut with the option of receiving some or all of the base salary and/or any bonus in shares of the Company’s common stock, with the value of such shares being based on the higher of (i) the closing sales price per share on the trading day immediately preceding the determination by Ms. Boonyawattanapisut to accept shares in lieu of cash; and (ii) the lowest price at which such issuance will not require stockholder approval under the rules of the stock exchange where the Company’s common stock is then listed or Nasdaq ((i) or (ii) as applicable, the “Share Price” and the “Stock Option”), provided that Ms. Boonyawattanapisut is required to provide the Company at least five business days prior written notice if she desires to exercise the Stock Option as to any payment of compensation, unless such time period is waived by the Company.

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

The agreement terminates upon Ms. Boonyawattanapisut’s death and can be terminated by the Company upon her disability (as described in the agreement), by the Company for Cause (defined below) or by Ms. Boonyawattanapisut for Good Reason (defined below). For the purposes of the agreement, (i) “Cause” means (A) Ms. Boonyawattanapisut’s gross and willful misappropriation or theft of the Company’s or any of its subsidiary’s funds or property, or (B) Ms. Boonyawattanapisut’s conviction of, or plea of guilty or nolo contendere to, any felony or crime involving dishonesty or moral turpitude, or (C) Ms. Boonyawattanapisut materially breaches any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within thirty (30) days of written notice thereof from the Company (except for certain breaches which cannot be cured), or (D) Ms. Boonyawattanapisut commits any act of fraud; and (ii) “Good Reason” means (A) without the consent of Ms. Boonyawattanapisut, the Company materially reduces Ms. Boonyawattanapisut’s title, duties or responsibilities, without the same being corrected within ten (10) days after being given written notice thereof; (B) the Company fails to pay any regular installment of base salary to Ms. Boonyawattanapisut and such failure to pay continues for a period of more than thirty (30) days; or (C) a successor to the Company fails to assume the Company’s obligations under the agreement, without the same being corrected within thirty (30) days after being given written notice thereof.

In the event of termination of the agreement for death or disability by Ms. Boonyawattanapisut without Good Reason, or for Cause by the Company, Ms. Boonyawattanapisut is due all consideration due and payable to her through the date of termination. In the event of termination of the agreement by Ms. Boonyawattanapisut for Good Reason or the Company for any reason other than Cause (or if Ms. Boonyawattanapisut’s employment is terminated other than for Cause within 6 months before or 24 months following the occurrence of a Change of Control (defined in the agreement) of the Company), Ms. Boonyawattanapisut is due (i) all consideration due and payable through the date of termination; (ii) a lump sum payment equal to 12 months of base salary; (iii) continued participation in all benefit plans and programs of the Company for 12 months after termination (or at the option of the Company, reimbursement of COBRA insurance premiums for substantially similar coverage as the Company’s plans); and (iv) the Non-Compete will not apply to Ms. Boonyawattanapisut.

The terms of the agreement were approved by the Company’s Compensation Committee and Audit Committee, each consisting solely of ‘independent’ members of the Company’s board of directors.

c)	On August 19, 2021, the Company entered into an Intellectual Property Purchase Agreements with Fighter Base Publishing Inc. (“Fighter Base”) and Inc. (“Token IQ”), and together with Fighter Base, the “IP Sellers”), dated as of the same date (each an “IPP Agreement”, and together the “IPP Agreements”). Pursuant to the IPP Agreements, the Company agreed to acquire certain intellectual property owned by Fighter Base (relating to the games industry) and by Token IQ (relating to the distributed ledger industry), both of which entities are owned and controlled by Mark Vange, the Chief Technology Officer of the Company.

Pursuant to the Fighter Base IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which will be paid by the Company by way of the issuance to Fighter Base of 1,666,667 restricted shares of Company common stock (valued at $3 per share of common stock).

Pursuant to the Token IQ IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which will be paid by the Company by way of the issuance to Fighter Base of 1,250,000 restricted shares of Company common stock (valued at $4 per share of common stock).

Pursuant to the IPP Agreements, in the event that the shares of Company common stock issued in connection with the foregoing transactions are still restricted after closing of such transactions, the Company shall file a registration statement with the SEC to register such shares for resale by their respective owners (Token IQ and Fighter Base, as applicable).

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

The closing of the transactions contemplated by the IPP Agreements are subject to customary closing conditions, which include, due to Mr. Vange’s status as an officer of the Company, the approval of the Company’s shareholders of the transactions contemplated by the IPP Agreements and the issuance of shares of Company common stock thereunder. The Company has scheduled a meeting of its stockholders set for January 28, 2022 which, among other things, includes approval of the IPP Agreements as a proposal for shareholder approval.

Departure and Election of Directors

On November 9, 2021, Stacey Riddell resigned as a member of the Company’s board of directors. Ms. Riddell’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 23, 2021, the Company’s board of directors appointed Farooq Moosa as an independent director of the Company to fill the vacant Board seat resulting from Ms. Riddell’s resignation. Mr. Moosa will hold this position until the Company’s next annual meeting of shareholders or until his successor is elected and qualified, subject to his earlier death, resignation, or removal.

There is no arrangement or understanding between Mr. Moosa and any other person pursuant to which Mr. Moosa was selected as a director of the Company. Other than the Company’s formal plan for compensating its directors for their services, there are no plans, contracts or arrangements or amendments to any plans, contracts or arrangements entered into with Mr. Moosa in connection with his appointment to the board of directors, nor are there any grants or awards made to Mr. Moosa in connection therewith. Mr. Moosa is not a participant in, nor is he to be a participant in, any related-person transaction or proposed related-person transaction required to be disclosed by Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Note 6 – Investments in Unconsolidated Affiliates

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Note 6.1 – Advances for investments

Letter of Intent to Acquire Axion Shares

On October 28, 2020, the Company entered into a non-binding Letter of Intent (as amended by the first amendment thereto dated March 10, 2021, the “Letter of Intent”) with Radiant Ventures Limited, which manages Radiant VC1 Limited and Radiant PV 1 Limited, two stockholders of Axion Ventures, Inc. (“Axion”). As discussed below, the Company acquired approximately 33.85% of Axion (provided that such ownership of Axion has not been formally transferred to the Company to date) on November 16, 2020 pursuant to the Axion Exchange Agreement (as defined in Note 7, below).

Pursuant to the Letter of Intent, the Company agreed, subject to certain condition precedents, including regulatory approvals and the entry into material agreements with the sellers, to acquire approximately 12,000,000 shares of Axion, equal to 5.7% of Axion’s outstanding shares, from certain of its stockholders for approximately $2,000,000, payable in a combination of stock and cash. In connection with our entry into the Letter of Intent, we paid the sellers a $500,000 non-refundable deposit towards the cash purchase price of the shares in or around October 2020 (representing 25% of such purchase price). We also issued the sellers 235,000 shares of Company common stock in March 2021, representing an additional 25% of the purchase price. Both payments are non-refundable. A final payment of 50% of the purchase price is due 10 days after the British Columbia Securities Commission (“BCSC”) lifts a cease trade order on Axion’s shares and is payable at the option of the sellers in cash or shares of the Company’s common stock, based on a 20% discount to the Company’s stock price at the time the election to take such final payment in shares is made, provided that such stock price valuation will not be less than $2.00 per share and not more than $3.00 per share. The Letter of Intent was to be terminated if the final payment had not been made by the earlier of June 30, 2021 and 15 days after the BCSC lifts the Axion no trade order; however, the parties have verbally agreed to extend such date. The purchase is also contingent on the sellers granting the Company a proxy to vote the shares of Axion to be purchased through closing. The purchase remains subject to the negotiation of, and entry into, a definitive purchase agreement with the sellers, as well as other closing conditions, which have not been entered into and/or which have not been completed, to date.

As of November 30, 2021, total payment of cash and shares already paid by the Company to the sellers was $937,117. The Company plans to make the final payment of 50% of the purchase price after the BCSC lifts a cease trade order on Axion’s shares, provided that the Company cannot estimate when, or if, such cease trade order will be lifted. There is no further update as of November 30, 2021.

Go Game Securities Purchase Agreement

On June 30, 2021, the Company entered into a Securities Purchase Agreement (the “Go Game SPA”) with David Ng, an individual (the “Seller”). Pursuant to the Go Game SPA, the Company agreed to acquire a 37% interest in the capital stock of Go Game Pte Ltd, a Singapore private limited company (“Go Game”), a mobile game publisher and technology company, representing an aggregate of 686,868 shares of Go Game’s Class B Preferred shares (the “Initial Go Game Shares”). The Go Game SPA also includes an option whereby the Company can acquire additional shares of Go Game, as described in greater detail below. Pursuant to the Go Game SPA, the aggregate consideration to be paid for the Initial Go Game Shares is: (i) 6,100,000 shares of Series D Preferred Stock (representing $6.1 million of value, based on an aggregate liquidation preference of $6.1 million), and (ii) $5 million in cash, with $1.25 million paid on June 30, 2021, $1.25 million payable on or before July 31, 2021, and $2.5 million payable on or before September 30, 2021.

Pursuant to the Go Game SPA, the Company was also granted an option (the “Go Game Option”), to purchase up to an additional 259,895 shares of Go Game’s Class B Preferred shares from the Seller (the “Option Shares”) (representing 14% of Go Game’s outstanding Class B Preferred shares, or 51% with the Initial Go Game Shares). The Go Game Option is subject to the Seller’s acquisition of the Option Shares subsequent to the date of the Go Game SPA. The Go Game Option is exercisable from time to time after the date that the shareholders of the Company have approved the issuance of shares of common stock upon conversion of the Series D Preferred Stock and in connection with the Go Game Option (the “Approval Date”), and prior to January 1, 2022. The per share consideration due in connection with an exercise of the Go Game Option is equal to $70 million, divided by the then number of outstanding shares of Go Game ($37.71 per share at the time the agreement was entered into) (the “Call Option Price”). The Call Option Price is to be satisfied by the issuance of shares of Company common stock valued based on the greater of (a) $2.35 per share and (b) 85% of the average of the closing prices of the Company’s common stock for the prior thirty days (the “30-Day Average”). The Seller agreed not to transfer the Option Shares from the date acquired through the exercise or expiration of the Go Game Option. Upon issuance of any shares of common stock upon exercise of the Go Game Option, the Seller agreed to enter into a lock-up agreement restricting any sales or transfers of any shares of common stock of the Company for a period of 18 months following the issuance date.

We agreed pursuant to the Go Game SPA, that upon our purchase of the Initial Go Game Shares, that we would appoint the Seller to the board of directors of the Company, and that we would continue to nominate the Seller as a board nominee for appointment on the board of directors at each subsequent shareholder meeting of the Company, subject to certain exceptions, until the earlier of (i) Seller’s death; (ii) Seller’s resignation from the board of directors; (iii) the date that Seller is no longer qualified to serve as a member of the board of directors; (iv) the date the board of directors, acting in good faith, determines that the continued appointment of Seller to the board of directors would violate the fiduciary duties of such members of the board of directors; (v) the third anniversary of the acquisition of the Initial Go Game Shares; and (vi) the date that the Seller holds less than 2 million shares of Company common stock (including shares of common stock issuable upon conversion shares of Series D Preferred Stock held by Seller).

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

As of November 30, 2021, the second payment of $1.25 million payable on or before July 31, 2021 and the third payment of $2.5 million payable on or before September 30, 2021 had not been paid and the shares of Series D Preferred Stock had not been issued, and such payments remained on hold subject to the completion of due diligence and further negotiation by the parties. Total payments made to the Seller as of November 30, 2021 were $1,250,000. It is anticipated that the due diligence and negotiations will be concluded on or about the end of January 2022.

Letter of Intent of Potential acquisition of 100% of a Bank Holding Company

On November 1, 2021, the Company signed a non-binding Letter of Intent to acquire 100% of the capital stock of a bank holding company which is the 100% owner of a community bank. In connection with the execution of the non-binding Letter of Intent, on November 10, 2021, the Company made a non-refundable deposit of $1,000,000 on behalf of itself and other parties to the acquisition (as discussed below), which shall be credited against the purchase price at closing, if completed. The acquisition, if completed, will be made with other parties, to be named subsequently, and it is expected that no individual party will acquire more than 24.9% of said bank holding company. There is no legal obligation between the parties with respect to the acquisition unless and until the parties enter into a definitive agreement with respect thereto. Closing of the transaction will be subject to regulatory approvals, amongst other things.

Note 6.2 – Investment in Unconsolidated Affiliates

Soma Innovation Lab Joint Venture

On March 8, 2021, the Company entered into a Joint Venture Agreement with Soma Innovation Lab (“Soma”). Pursuant to the agreement, the parties agreed to form a joint venture for designing hyper-personalized experiences for targeted gamers. The agreement requires the Company to provide Soma the use of the HotPlay technology, assuming the Company acquire ownership of such technology as a result of the closing of the Company’s pending Share Exchange (as defined below), with HotPlay (as defined below), which technology is owned by HotPlay, and that the Company would issue the principals of Soma 72,000 shares of restricted common stock (valued at $180,000), of which $45,000 was earned immediately and the remaining shares will be earned at the rate of 6,000 per month. Pursuant to the agreement, Soma agreed to provide the Company use of an email client list and other services. The joint venture is owned 50/50 between us and Soma, with net profits/revenues paid pursuant to the same 50/50 split. In the event the joint venture achieves revenue in excess of expenses and the Company recovers the $180,000 value of the shares, then the Company agreed to issue Soma a bonus of 50,000 shares of restricted common stock. The joint venture (and agreement) each have a term of two years. The Company also agreed to use Soma for certain work to be performed on its websites and travel magazine, and agreed to pay Soma $75,000 per month ($225,000 in aggregate) for such work, payable by way of the issuance of 90,000 shares of restricted common stock. As of November 30, 2021, the project was still under development by the parties.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000, evidencing amounts we were owed by Bettwork Industries Inc. (“Bettwork”), were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share, for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock has a readily determinable fair value in the market under the symbol “BETW.”

On February 28, 2021, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.009 per share, valued at an aggregate of $55,286. On November 30, 2021, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.0003 per share, valued at an aggregate of $1,843. Any change in fair value is recognized in net loss as other income, valuation loss, net for the nine months ended November 30, 2021.

Recruiter.com Group, Inc. formerly Truli Technologies Inc (OTCQB: RCRT).

On August 31, 2016, the Company entered into a Marketing and Stock Exchange Agreement with Recruiter.com (“Recruiter”). The agreement required the Company to issue to Recruiter 75,000 shares of the Company’s common stock in exchange for 2,200 shares of Recruiter common stock. The Company issued to Recruiter an additional 75,000 shares of Company common stock for as a prepayment for marketing and advertising within the Recruiter platform. Recruiter was at that time a private company with a platform that companies and individuals use for employment placements.

On January 15, 2019, pursuant to an Agreement and Plan of Merger / Merger Consideration, Truli Technologies Inc., which subsequently changed its name to Recruiter.com Group, Inc. (OTCQB: RCRT) (“Recruiter.com”), acquired Recruiter and Monaker exchanged its 2,200 shares in Recruiter for 139,273 shares of Recruiter.com common stock.

During the quarter ended November 30, 2021, the Company sold in open market transactions 68,083 shares of Recruiter.com common stock. The sale of these shares resulted in a realized gain of $28,028 for the nine months ended November 30, 2021.

On February 28, 2021, the Company owned 78,137 shares of Recruiter’s common stock compared to 3,461 shares of Recruiter’s common stock as of November 30, 2021. As of November 30, 2021, each share of Recruiter’s common stock was valued at $2.96 per share, which changed the fair value of the 3,461 shares of Recruiter common stock to $10,245. The net change in the fair value of $10,245 is recognized in net income as other income as of November 30, 2021.

Acquisition of Axion Shares

The investment in affiliate of $4,856,825 as of February 28, 2021, represents the Company’s acquisition of approximately 33.85% of Axion on November 16, 2020. Pursuant to the Axion Exchange Agreement (as defined in Note 7, below), which closed on November 16, 2020, the Axion Stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company, which automatically converted into 7,417,700 common shares of the Company on June 30, 2021. As of November 30, 2021, the value of this investment decreased by $838,906 from $883,059 to $44,153, due to the change in the market price of Axion shares.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One Limited (one of the Axion Stockholders), to purchase 1,914,250 shares of the Company’s common stock, with an exercise price of $2.00 per share. The warrants vest on the earlier of (i) the date the Axion debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021 or the warrants will terminate. Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of November 30, 2021, these warrants are no longer outstanding.

See Note 7, below, for additional information regarding this transaction.

Note 7 – Notes Receivable

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

On November 12, 2020, the Company entered into an Amended and Restated Share Exchange Agreement (as amended by the first amendment thereto dated January 6, 2021, the “Axion Exchange Agreement”) with certain stockholders holding shares of Axion Ventures, Inc. (“Axion” and the “Axion Stockholders”) and certain debt holders holding unsecured debt of Axion (the “Axion Creditors”) (the “Axion Share Exchange,” and collectively with the HotPlay Exchange Agreement, the “Exchange Agreements” and the transactions contemplated therein, the “Share Exchanges”). The transactions contemplated by the Axion Exchange Agreement closed on November 16, 2020.

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to approximately 33.85% of the then outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”); and (b) the Axion Creditors exchanged unsecured debt of Axion in the aggregate amount of $7,657,024 (the “Axion Debt”), for (i) 3,828,500 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common stock (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events (described below). Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a Cease Trade Order issued by the BCSC, which impacts Axion.

The closing of the HotPlay Exchange Agreement on June 30, 2021 triggered the automatic conversion of the Company’s outstanding Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock of the Company. Specifically, effective June 30, 2021, the 10,000,000 shares of outstanding Series B Convertible Preferred Stock and 3,828,500 shares of outstanding Series C Convertible Preferred Stock automatically converted into 7,417,700 and 3,828,500 shares of common stock of the Company, respectively, in accordance with the terms of such preferred stock (the “Preferred Conversion”).

The Creditor Warrants had cashless exercise rights, an exercise price of $2.00 per share and, a term of two years, beginning on the Vesting Date (defined below). The Creditor Warrants were scheduled to vest on the earlier of:

(i)	The date the Axion Debt is fully repaid by Axion, and
(ii)	the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate (as applicable, the “Vesting Date”). All of the Creditor Warrants were granted to Cern One.

Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of November 30, 2021, these warrants are no longer outstanding.

On August 20, 2021, our counsel sent a demand letter for payment to Axion Ventures Inc. As of November 30, 2021, there has been no response in related to the demand letter.

On September 1, 2021, the Company filed a claim in the Supreme Court of British Columbia demanding payment of $7,657,024.

During the 3rd quarter ended November 30, 2021, the Company has commenced a new claim for the amount of the debt that it acquired. The Company will be amending its claim shortly to reduce the total claimed to reflect the difference between what is owed and what the Company is claiming (to avoid double-claiming).

Note 8 – Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of November 30, 2021:

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Software development costs	3.0 - 5.0 years	$32,874,600	$—	$24,203,267	$8,671,333
Trademark & License	6.0 - 20.0 years	6,050,082	—	1,047,153	5,002,929
Others	1.0 - 3.0 years	3,063,994	—	1,886,816	1,177,178
CIP – Software development		4,042,517	—	—	4,042,517
CIP – IDS Project		3,126,543	3,126,543	—	—
		$49,157,736	$3,126,543	$27,137,236	$18,893,957

As part of the IDS Settlement, the Company reviewed the IDS platform software. As a result of the review, the Company determined to impair the remaining balance of the software platform in the amount of $3,126,543 because it will not have a value in use.

Intangible assets are amortized on a straight-line basis over their expected useful lives, which is estimated to be 1-20 years. The expected useful lives are determined as to reflect the expected pattern of consumption of the future economic benefits embedded in the assets.

Amortization expense related to website development costs and intangible assets, excluding amortization of debt issuance costs, was $1,661,927 and $135,329 for the quarters ended November 30, 2021 and November 30, 2020, respectively.

Based on the carrying value of definite-lived intangible assets as of November 30, 2021, we estimate our amortization expense for the next five years will be as follows:

As of November 30, 2021	Amortization Expense
2022	$4,561,873
2023	6,315,756
2024	5,952,439
2025	2,063,889
2026	—
$18,893,957

Note 9 – Notes Payable

Note Purchase Agreements: Streeterville Capital, LLC

On November 23, 2020, the Company entered into a Note Purchase Agreement (the “November 2020 Note Purchase Agreement”) with Streeterville Capital, LLC (“Streeterville”), pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $5,520,000 (the “November 2020 Streeterville Note”). Streeterville paid consideration of an initial cash purchase price of $3,500,000 for the note and issued the Company a promissory note in the amount of $1,500,000 (the “November 2020 Investor Note”). The associated debt issuance costs of the note were $370,000 for total amount due $3,870,000. In addition to the $370,000 of debt issuance costs, the Company paid $245,000 for advisory fees, resulting in net proceeds to the Company of $3,255,000.

The November 2020 Streeterville Note bore interest at a rate of 10% per annum and was scheduled to mature 12 months after the date of the note (i.e., on November 23, 2021). From time to time, beginning 6 months after issuance, Streeterville had the right to redeem a portion of the November 2020 Streeterville Note, not to exceed $0.8 million if the November 2020 Investor Note had not been funded and $1.25 million if the November 2020 Investor Note had been funded. In the event we did not pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount was to be added to the outstanding balance of the November 2020 Streeterville Note. Under certain circumstances the Company could defer the redemption payments up to three times, for a duration of 30 days each, provided that upon each such deferral the outstanding balance of the November 2020 Streeterville Note would increase by 2%. Subject to the terms and conditions set forth in the November 2020 Streeterville Note, the Company had the right to prepay all or any portion of the outstanding balance of the November 2020 Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the November 2020 Streeterville Note remained outstanding, the Company agreed to pay to Streeterville 20% of the gross proceeds that the Company received from the sale of any of its common stock or preferred stock, which payments were to be applied towards, and would reduce, the outstanding balance of the November 2020 Streeterville Note, which percentage was to increases to 30% upon the occurrence of, and continuance of, an event of default under the November 2020 Streeterville Note (each an “Equity Payment”). Each time that we failed to pay an Equity Payment, the outstanding balance of the November 2020 Streeterville Note would automatically increase by 10%. Additionally, in the event we were to fail to timely pay any such Equity Payment, Streeterville had the right to seek an injunction which would prevent us from issuing common or preferred stock until or unless we paid such Equity Payment.

The November 2020 Streeterville Note provided that if any of the following events had not occurred on or before April 30, 2021, the then outstanding balance of the note (including accrued and unpaid interest) would increase by an amount equal to 25% of the then-current outstanding balance thereof (the “April 2021 Note Increase”):

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

Pursuant to the November 2020 Streeterville Note, we provided Streeterville a right of first refusal to purchase any promissory note, debenture or other debt instrument which we proposed to sell, other than sales to officers or directors of the Company and/or sales to the government. Each time, if ever, that we provided Streeterville such right, and Streeterville did not exercise such right to provide such funding, the outstanding balance of the November 2020 Streeterville Note would increase by 3%. Each time, if ever, that we failed to comply with the terms of the right of first refusal, the outstanding balance of the November 2020 Streeterville Note would increase by 10%. Additionally, upon each major default described in the November 2020 Streeterville Note (i.e., the failure to pay amounts under the November 2020 Streeterville Note when due or to observe any covenant under the November 2020 Note Purchase Agreement (other than the requirement to make Equity Payments)) the outstanding balance of the November 2020 Streeterville Note would automatically increase by 15%, and for each other default, the outstanding balance of the November 2020 Streeterville Note would automatically increase by 5%, provided such increase could only occur three times each as to major defaults and minor defaults, and that such aggregate increase could not exceed 30% of the balance of the Streeterville Note immediately prior to the first event of default.

In connection with the November 2020 Note Purchase Agreement and the November 2020 Streeterville Note, the Company entered into a Security Agreement with Streeterville (the “Security Agreement”), pursuant to which the obligations of the Company were secured by substantially all the assets of the Company, subject to a priority lien and security interest in the collateral of the Company.

The November 2020 Investor Note, in the principal amount of $1,500,000, evidenced the amount payable by Streeterville to the Company as partial consideration for the acquisition by the Company of the November 2020 Streeterville Note. The November 2020 Investor Note accrued interest at the rate of 10% per annum, payable in full on November 23, 2021, subject to a 30-day extension exercisable at the option of Streeterville and could be prepaid at any time. The amount of the Investor Note has been offset against the amount of the November 2020 Streeterville Note in the balance sheet as of February 28, 2021, as both notes have substantially similar terms, and the Investor Note was provided in consideration for the acquisition of a portion of the November 2020 Streeterville Note. The November 2020 Investor Note was subsequently funded in full in January 2021.

On March 22, 2021, we entered into a Note Purchase Agreement dated March 23, 2021 (the “March 2021 Note Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $9,370,000 (the “March 2021 Streeterville Note”). Streeterville paid consideration of (a) $7,000,000 in cash; and (b) issued the Company a promissory note in the amount of $1,500,000 (the “March 2021 Investor Note”), in consideration for the March 2021 Streeterville Note, which included an original issue discount of $850,000 (the “OID”) and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $700,000 of the OID was fully earned upon issuance and the remaining $150,000 was not fully earned until the March 2021 Investor Note was fully-funded by Streeterville, which occurred on May 26, 2021.

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

The March 2021 Note Purchase Agreement required that we complete the purchase of the Reinhart (the “Reinhart Interest”), within 10 days of the date of the sale of the March 2021 Streeterville Note, and that the Company pledge the Reinhart Interest to Streeterville pursuant to a pledge agreement thereafter, both of which were timely completed.

Also on May 26, 2021, Streeterville funded the March 2021 Investor Note (in the amount of $1.5 million) in full.

We made a required equity payment of $1,857,250 to Streeterville under the March 2021 Streeterville Note on May 26, 2021, with funds raised through a May 2021 underwritten offering, which represented approximately 20% of the funds raised in such offering.

We failed to timely meet the November 2020 Note Transaction Conditions; however, on June 1, 2021, Streeterville agreed to defer 50% of the April 2021 Note Increase which was otherwise to occur due to the Company’s failure to timely meet all of the November 2020 Note Transaction Conditions. As such, a total of $506,085 was capitalized into the outstanding balance of the November 2020 Streeterville Note effective as of April 30, 2021, and the remaining $506,085 of the April 2021 Note Increase would only be added to the balance of the November 2020 Streeterville Note if the Company failed to meet the November 2020 Transaction Conditions by June 30, 2021. Separately, if the Company did not meet the March 2021 Note Transaction Conditions by June 30, 2021, the March 2021 Streeterville Note would be subject to the June 2021 Note Increase. The Company completed the acquisition of HotPlay effective as of June 30, 2021, and as such the November 2020 Transaction Conditions and the March 2021 Note Transaction Conditions were satisfied.

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

On September 1, 2021, the Company entered into an Exchange Agreement with Streeterville, whereby Streeterville exchanged $270,000 owed under a November 2020 promissory note (which amount was partitioned into a separate promissory note) for 135,000 shares of the Company’s common stock.

On October 22, 2021, the Company entered into the Note Purchase Agreement (the “October 2021 Note Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $1,665,000 (the “October 2021 Streeterville Note”). Streeterville paid consideration of $1,500,000, which represents the original principal amount less a $150,000 original issue discount, which was fully earned upon issuance, and a total of $15,000 to cover Streeterville’s professional fees and transaction expenses.

The October 2021 Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on October 22, 2022). From time to time, beginning six months after issuance, Streeterville may redeem any portion of the October 2021 Streeterville Note, up to a maximum amount of $375,000 per month. In the event the Company fails to pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the October 2021 Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral, the outstanding balance of the October 2021 Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the October 2021 Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the October 2021 Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the October 2021 Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock within ten days of receiving such amount, which payments will be applied towards and will reduce the outstanding balance of the October 2021 Streeterville Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the October 2021 Streeterville Note (each an “Equity Payment”). Each time that the Company fails to pay an Equity Payment, the outstanding balance of the October 2021 Streeterville Note automatically increases by 10%. Additionally, in the event the Company fails to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent the Company from issuing common or preferred stock until or unless the Company paid all past-due Equity Payments.

The October 2021 Streeterville Note provides that by November 21, 2021 (the “Deadline”), HotPlay must become a co-borrower on (a) the October 2021 Streeterville Note, (b) the November 2020 Streeterville Note, and (c) and the March 2021 Streeterville Note (collectively, the “Streeterville Notes”). If HotPlay has not become a co-borrower on the Streeterville Notes by the Deadline, the outstanding balance on the October 2021 Streeterville Note automatically increases by an amount equal to 25% of the then-current outstanding balance, provided such failure is not deemed an event of default under the October 2021 Streeterville Note. The Company is in discussions with Streeterville on the resolution of these transaction conditions.

Pursuant to the October 2021 Streeterville Note, the Company provided Streeterville a right of first refusal to purchase any promissory note, debenture, or other debt instruments which the Company proposes to sell, other than sales to officers or directors of the Company and/or sales to the government. Each time, if ever, that the Company provides Streeterville such right, and Streeterville does not exercise such right to provide such funding, the outstanding balance of the October 2021 Streeterville Note increases by 3%, unless the proceeds from such sale(s) are used to repay the October 2021 Streeterville Note in full. Each time, if ever, that the Company fails to comply with the terms of the right of first refusal, the outstanding balance of the October 2021 Streeterville Note increases by 10%. Additionally, upon each major default described in the October 2021 Streeterville Note (i.e., the failure to pay amounts under the October 2021 Streeterville Note when due or to observe any covenant under the Note Purchase Agreement (other than the requirement to make Equity Payments)), the outstanding balance of the October 2021 Streeterville Note may be increased, at Streeterville’s option, by 15%, and for each other default, the outstanding balance of the October 2021 Streeterville Note may be increased, at Streeterville’s option, by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the October 2021 Streeterville Note immediately prior to the first event of default.

The October 2021 Note Purchase Agreement and the October 2021 Streeterville Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. As described in the October 2021 Streeterville Note, upon the occurrence of certain events of default (mainly our entry into bankruptcy), the outstanding balance of the October 2021 Streeterville Note will become automatically due and payable. Upon the occurrence of other events of default, Streeterville may declare the outstanding balance of the October 2021 Streeterville Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Streeterville), interest on the October 2021 Streeterville Note will accrue at a rate of 22% per annum, or if lesser, the maximum rate permitted under applicable law. The Note Purchase Agreement prohibits Streeterville from shorting our stock through the period that Streeterville holds the October 2021 Streeterville Note.

On November 3, 2021, the Company closed a registered direct offering of its securities, resulting in gross proceeds to the Company of approximately $30 million. This offering triggered the provisions of the Streeterville Notes requiring the Company to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock within ten days of receiving such amount, which payments must be applied towards and reduce the outstanding balance of each of the outstanding Streeterville Notes, however, the condition to pay 20% of the gross proceeds from the sale of any stock were negotiated with the lender and waived in November 2021.

On November 4, 2021, the Company completely paid off the November 2020 Streeterville Note in the amount of $3,100,807 and paid down the outstanding balance of the March 2021 Streeterville Note in the amount of $6,000,000. As of November 30, 2021, the remaining principal balance of Streeterville Notes is $4,053,737 and accrued interest of $516,445.

HotPlay Convertible Notes

On September 1, 2020, September 18, 2020, September 30, 2020, on or around November 2, 2020, on November 24, 2020, on around December 28, 2020 and on and around January 6, 2021, HotPlay advanced NextPlay Technologies, Inc $300,000, $700,000, $1,000,000, $400,000, $100,000, $450,000, and $50,000 respectively, under the terms of the HotPlay Exchange Agreement. The advances were evidenced by convertible promissory notes (“HotPlay Convertible Notes”) in the amount of each advance, and an effective date as of the date of each advance. The HotPlay Convertible Notes totaled $3.0 million as of February 28, 2021.

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

The HotPlay Notes were automatically forgiven by HotPlay as inter-company loans upon the closing of the HotPlay Exchange Agreement, which occurred on June 30, 2021.

Hudson Bay’s Warrant Exchange Agreement

On September 22, 2021, the Company entered into an Exchange Agreement (the “Hudson Exchange Agreement”) with Hudson Bay Master Fund Ltd. (the “Holder”), a holder of warrants to purchase 322,000 shares of the Company’s common stock with an exercise price $2.00 per share (the “Warrants”) originally purchased from the Company on September 28, 2018. Pursuant to the terms of the Warrants, the Holder had the right, upon closing of our acquisition of HotPlay, effective on June 30, 2021, to elect to require the redemption of the Warrants for a cash payment of the Black Scholes Value of the Warrants (the “Black Scholes Value”), which election was subsequently made by the Holder. Pursuant to the Hudson Exchange Agreement, the Holder agreed to exchange the Warrant (and thereby release the Company from the obligation to pay the Black Scholes Value) for a promissory note in the principal amount of $900,000 (the “Hudson Note”). The Hudson Exchange Agreement included customary representations and warranties of the parties; a restriction prohibiting the Company from undertaking a variable rate transaction for so long as the Hudson Note remains outstanding; and a favored nations provision, relating to subsequent amendments, modifications, waivers or exchanges of any warrant to purchase common stock of the Company, which applies until the first anniversary of the repayment of the Hudson Note. The Company also agreed to pay $15,000 of the legal fees of the Holder pursuant to the Hudson Exchange Agreement.

The Hudson Note is payable by the Company, in four equal payments of $225,000 each, with payments due on October 22, 2021, November 22, 2021, December 22, 2021, and on maturity, January 22, 2022. We can prepay any amount due under the Hudson Note without penalties, provided we provide the Holder five days prior written notice. The amount due under the Hudson Note does not accrue interest, unless an event of default occurs thereunder, at which time the amount owed under the Hudson Note will accrue interest at 18% per annum, until paid in full. The Hudson Note contains customary restrictions (including future payments of indebtedness while the Hudson Note is outstanding and in default), covenants and events of default, including if a change of control of the Company occurs, and upon the occurrence of an event of default, the Holder can declare the entire balance of the Hudson Note immediately due and payable, together with a redemption premium of 25% (i.e., the Holder can require the Company to pay 125% of the amount due under the Hudson Note). The Hudson Note also includes certain rights which accrue to the Holder upon a fundamental transaction.

On October 22, 2021, the Company paid the first installment of $225,000. On November 4, 2021, the Company paid off the remaining balance of $675,000.

Note 10 – Stockholders’ Equity

Preferred Stock

The aggregate number of shares of preferred stock that the Company is authorized to issue is up to One Hundred Million (100,000,000), with a par value of $0.00001 per share (the “Preferred Stock”), with the exception of Series A Preferred Stock shares having a par value of $0.01 per share. The Preferred Stock may be divided into and issued in one or more series. The board of directors of the Company is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. The board of directors of the Company is authorized, within any limitations prescribed by law and the articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of Preferred Stock.

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $0 and $1,102,068 as of November 30, 2021 and February 28, 2021, respectively. These dividends will only be payable when and if declared by the Company’s board of directors. On April 7, 2021, the board approved the dividends to be paid.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of November 30, 2021 and February 28, 2021.

Series B Preferred Stock

The Company has authorized and designated 10,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock, which shares were issued to certain Axion stockholders in exchange for their ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion pursuant to the Axion Exchange Agreement (see “Note 6 – Investment in Unconsolidated Affiliates”). Each share of Series B Preferred Stock automatically, and without any required action by any holder, converted into 0.74177 shares of Company common stock upon the closing of the HotPlay Share Exchange on June 30, 2021.

As of November 30, 2021 and February 28, 2021, the Company had 0 and 10,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

Series C Preferred Stock

The Company has authorized and designated 3,828,500 shares of Preferred Stock as Series C Convertible Preferred Stock. The Series C Preferred Stock was issued to certain debt holders of Axion who are party to the Axion Share Exchange Agreement and who agreed to exchange certain debt owed to such debt holders by Axion for shares of Series C Preferred Stock pursuant to the Share Exchange Agreement. Each share of Series C Preferred Stock automatically, and without any required action by any holder, converted into one share of the Company’s common stock, upon the closing of the HotPlay Share Exchange on June 30, 2021.

As of November 30, 2021 and February 28, 2021, the Company had 0 and 3,828,500 shares of Series C Preferred Stock issued and outstanding, respectively.

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

The Company had 0 shares of Series D Preferred Stock outstanding as of November 30, 2021 and February 28, 2021.

Common Stock

The Company issued the initial payment of $500,000 to IDS as per the settlement agreement during the nine months ended November 30, 2021 in consideration for the first transfer of 344,400 shares to be repurchased. As of the filing date, the transfer of shares has been completed.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), an aggregate of 18,987,342 shares (the “Shares”) of the Company’s common stock, together with warrants to purchase an aggregate of 14,240,508 shares of Company common stock (the “Warrants”), at a combined price of $1.58 per Share and accompanying three quarters of a Warrant.

The Offering closed on November 3, 2021. The Shares, Warrants and shares of common stock issuable upon exercise of the Warrants were offered pursuant to a prospectus supplement, filed with the SEC on November 3, 2021, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-257457) (the “Registration Statement”), which was initially filed with the Commission on June 25, 2021, was amended on September 24, 2021 and October 27, 2021, and was declared effective on October 29, 2021.

The Offering resulted in gross proceeds to the Company of approximately $30.0 million, before deducting the placement agent fees and related offering expenses, and excluding proceeds to the Company, if any, that may result from the future exercise of Warrants issued in the Offering. The net proceeds to the Company from the Offering, after deducting the placement agent’s fees and expenses and estimated offering expenses (excluding proceeds to the Company, if any, from the future exercise of the Warrants) were approximately $27.85 million.

During the three months ended November 30, 2021, the following shares of common stock were issued:

-	18,987,342 shares issued for public offering valued at $30,000,000.
-	5,070,000 shares for investment in subsidiaries valued at $10,140,000 pursuant to the Preferred Exchange Agreement (Note 4 – Acquisitions and Dispositions) which was considered as subsidiary’s ownership interest in Parent (Reciprocal Interest) in accordance with ASC 810, the Company reflected such transaction and have been eliminated in the consolidated financial reporting.
-	491,062 shares of common stock for employee compensation valued at $1,045,101.
-	75,000 shares for consulting services rendered valued at $149,251.

The Company had 109,247,388 and 62,400,000 shares of common stock issued and outstanding at November 30, 2021 and February 28, 2021, respectively.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of November 30, 2021, and February 28, 2021, and changes in such warrants outstanding for the quarter ending November 30, 2021:

	Warrant	Weighted Average Exercise
Outstanding, June 30, 2021	2,982,421	$2.45
Warrants granted	14,240,508	$1.97
Warrants exercised/forfeited/expired	(2,236,250)	$(2.00)
Outstanding, November 30, 2021	14,986,679	$2.06
Common stock issuable upon exercise of warrants	14,986,679	$2.06

Warrants outstanding at February 28,2021 were of Monaker, however as HotPlay merged and became NextPlay, such warrants are presented in comparison as part of NextPlay.

At June 30, 2021, there were warrants outstanding to purchase 2,982,421 shares of common stock with a weighted average exercise price of $2.45 and weighted average remaining life of 1.18 years.

At November 30, 2021, there were warrants outstanding to purchase 14,986,679 shares of common stock with a weighted average exercise price of $2.06 and weighted average remaining life of 1.12 year.

During the quarter ended November 30, 2021, the Company granted:

●	warrants to purchase 14,402,408 shares of common stock in connection with subscriptions for shares of common stock.

As discussed above, on November 1, 2021, the Company issued Warrants to purchase an aggregate of 14,240,508 shares of Company common stock in connection with the Offering. Each whole Warrant sold in the Offering will be exercisable for one share of common stock at an initial exercise price of $1.97 per share (the “Initial Exercise Price”), the closing sales price of the Company’s common stock on October 29, 2021 (the last trading day prior to the date that the Purchase Agreement was entered into). The Warrants may be exercised commencing six months after the issuance date (the “Initial Exercise Date”) and terminating on the fifth anniversary of the Initial Exercise Date. The Warrants are exercisable for cash; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of Common Stock issuable upon exercise of the Warrants. The exercise of the Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a purchaser prior to the issuance of any shares, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Warrant held by the applicable holder, provided that the holders may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 61 days advance notice to the Company, which 61 day period cannot be waived.

The Warrants also include certain anti-dilution rights, which provide that if at any time the Warrants are outstanding, the Company issues or enters into any agreement to issue, or is deemed to have issued or entered into an agreement to issue (which includes the issuance of securities convertible or exercisable for shares of Common Stock), securities for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities; provided, however, that unless and until the Company has received stockholder approval to reduce the exercise price of the Warrants below $1.97 per share (the “Floor Price”), no such adjustment to the exercise price may be made. Pursuant to the Purchase Agreement, the Company has agreed to use its reasonable best efforts to obtain stockholder approval within 90 days from the date of the prospectus supplement to remove the Floor Price of the Warrants. In the event that such stockholder approval is not obtained within 90 days of the date of the prospectus supplement, the Company has agreed to hold a special meeting of its stockholders every three months thereafter, for so long as the Warrants remain outstanding, to obtain such stockholder approval.

If the Company fails for any reason to deliver shares of Common Stock upon the valid exercise of the Warrants, subject to its receipt of a valid exercise notice and the aggregate exercise price, by the time period set forth in the Warrants, the Company will be required to pay the applicable holder, in cash, as liquidated damages and not as a penalty, for each $1,000 of shares subject to such exercise (as calculated in the Warrant), $10 per trading day (increasing to $20 per trading day on the third trading day after such liquidated damages begin to accrue) for each trading day that such shares are not delivered. The Warrants also include customary buy-in rights in the event the Company fails to deliver shares of Common Stock upon exercise thereof within the time periods set forth in the Warrant

Note 11 – Commitments and Contingencies

The Company entered into a new office lease to relocate our executive, administrative, and operating offices located in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021, through July 31, 2028. Additionally, the Company rents office space located in Puerto Rico, Thailand, Belgium, and Switzerland with lease terms ranging from five to nine years.

The rent for the nine months ended November 30, 2021 and November 30, 2020 was $75,845 and $69,930, respectively. The Company recorded operating lease Right-to-Use asset amount of $4,195,864 along with operating lease liability amount of $4,220,488 as of November 30, 2021.

The office in Belgium leases cars for its employees and accounts for theses leases similarly to office leases. The Company records operating lease Right-to-Use assets and liabilities for these leases.

The following schedule represents obligations and commitments on the part of the Company:

	Current	Long Term
	FYE 2022	FYE 2023	Totals
Office Leases	$139,024	$659,695	$798,719
Car Leases	$80,193	$320,773	$400,966
Insurance and Other	$61,480	$138,121	$199,601
Totals	$280,697	$1,118,589	$1,399,286

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

IDS Settlement

On August 15, 2019, the Company entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS” and the “IP Purchase Agreement”). Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, the Company issued IDS 1,968,000 restricted shares of Company common stock (the “IDS Shares”) valued at $2.50 per share, or $4,920,000 in the aggregate.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and TD Assets Holding, LLC (“TD Asset”), Navarro McKown, Aaron McKown and Ari Daniels, which parties are affiliated with IDS, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. CACE-20-007088). Pursuant to the complaint, the Company alleged causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and sought a temporary and permanent injunction against the defendants, requiring such persons to return the 1,968,000 IDS Shares issued pursuant to the terms of the IP Purchase Agreement and preventing such persons from selling or transferring any IDS Shares, sought damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts. The defendants subsequently filed various counterclaims against the Company.

On April 29, 2020, the Company filed a Verified Motion for Temporary Injunction (the “Injunction Motion”). Defendants IDS, TD Assets, and Ari Daniels filed an answer, affirmative defenses, and counterclaims (the “Answer and Counterclaim”). The Answer and Counterclaim included alleged breach of contract and tort claims against the Company. On September 17, 2020, the Company moved to strike the affirmative defenses and dismiss the counterclaims. On October 15, 2020, defendants IDS, TD Assets, and Ari Daniels filed an amended Answer and Counterclaim, including alleged breach of contract, tort, and federal securities claims against the Company, Mr. William Kerby, our Co-Chief Executive Officer and an employee of the Company.

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

Pursuant to the IP Purchase Amendment, on May 19, 2021, the Company made the initial payment of $500,000. Thereafter, the first 344,400 shares of common stock repurchased by the Company were returned to treasury and cancelled.

On September 27, 2021, the Court entered the Agreed Order. The Court ordered that:

(i)	the Company resume the monthly payment on or before September 28, 2021 (which payment has not been made due to failure of IDS to provide required documents);
(ii)	$24,583.33 shall be paid monthly to one of IDS’s counsel and the balance of each payment shall be paid to the IDS Defendants; and
(iii)	$20,000 of the 12th monthly payments shall be withheld pending further order of the court; and
(iv)	NextPlay/(formerly Monaker) was awarded its fees and costs associated with the filing of the Motion.

As of November 30, 2021, IDS still has not provided any of the necessary documents in order make the stock transfers.

Litigation between Axion and NextPlay

On January 15, 2021, Axion filed a civil claim in the Supreme Court of British Columbia (Action No. S-209245), against J. Todd Bonner, Chairman of the Company’s board of directors, Nithinan Boonyawattanapisut, our Co-Chief Executive Officer and director, the Company, William Kerby, our Co-Chief Executive Officer, Cern One Limited, Red Anchor Trading Corp., CC Asia Pacific Ventures Ltd., HotPlay, HotPlay (Thailand) Ltd., Next Fintech Holdings, Inc. (formerly Longroot, Inc.). and certain other parties. The claim alleges that Mr. Bonner and his wife, Ms. Boonyawattanapisut, used their positions as directors and officers of Axion and certain of its subsidiaries, together with the other defendants, to unlawfully take ownership of Axion’s subsidiaries and assets, including its intellectual property. Axion’s claim includes causes of action for conspiracy and fraud; theft of Axion intellectual property and ownership of Longroot; an investor scheme; breaches of fiduciary duty by Mr. Bonner and Ms. Boonyawattanapisut and others; negligence; knowing assistance of breach of fiduciary duty; collective trust; knowing receipt of trust property; knowing assistance in dishonest conduct; unjust enrichment; and breach of honest performance. The claim seeks general and special damages for conspiracy, damages for breaches of fiduciary duties, accountings and repayments of amounts alleged improperly paid, including to the Company, interim, interlocutory and permanent injunctions, rescission of the issuance of shares of Longroot Cayman; restitution; the return of Axion’s intellectual property; and other accountings, damages, punitive damages, interest and special costs.

On April 9, 2021, the Company, on behalf of itself, Mr. Kerby and Next Fintech Holdings, Inc. (formerly Longroot, Inc.), filed a response to Axion’s claim whereby all such parties disputed Axion’s claims and argued all such transactions involving the Company, Mr. Kerby and Next Fintech which are the subject of Axion’s claims were legitimate and pleading various other defenses. The Company, Mr. Kerby and Next Fintech dispute Axion’s claims and continue to vigorously defend themselves against the allegations made.

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

During the 3rd quarter ended November 30, 2021, the Company has commenced a new claim for the amount of the debt that it acquired. The Company will be amending its claim shortly to reduce the total claimed to reflect the difference between what is owed and what the Company is claiming (to avoid double-claiming).

Note 12 – Business Segment Reporting

Accounting Standards Codification 280-10 “Segment Reporting” established standards for reporting information about operating segments in annual consolidated financial statements and required selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products, services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company has three operating segments consisting of (i) the NextMedia Division, which consists of HotPlay and Reinhart/Zappware, (ii) the NextFinTech Division, which consists of Longroot and NextBank, and (iii) NextTrip Division, which includes NextTrip holdings. The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level.

Schedule of segments

For the nine months ended November 30, 2021	NextMedia	NextFinTech	NextTrip	Total
Revenue	$6,015,365	$713,879	$117,139	$6,846,383
Cost of Revenue	$2,828,189	$295,571	$103,512	$3,227,272
Gross Profit	$3,187,176	$418,308	$13,627	$3,619,111

For the three months ended November 30, 2021	NextMedia	NextFinTech	NextTrip	Total
Sales	$3,698,329	$420,522	$80,249	$4,199,100
Cost of Revenu	$1,675,419	$208,232	$69,281	$1,952,932
Gross Profit	$2,022,910	$212,290	$10,968	$2,246,168

For the nine months ended November 30, 2020*	NextMedia	NextFinTech	NextTrip	Total
Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
Gross Profit	$—	$—	$—	$—

For the three months ended November 30, 2020*	NextMedia	NextFinTech	NextTrip	Total
Revenue	$—	$—	$—	$—
Cost of Revenue	—	—	—	—
Gross Profit	$—	$—	$—	$—

*	Due to the reverse acquisition with HotPlay, the year-ago results incorporated only HotPlay's financials.

There were no reconciling or inter-company items between segments.

Schedule of geographic information

Revenue	For nine months ended November 30, 2021	For three months ended November 30, 2021
United States and Puerto Rico	$831,018	$500,771
Europe	6,015,365	3,698,329
Thailand	—	—
	$6,846,383	$4,199,100

Long-lived Assets	November 30, 2021	February 28, 2021
United States and Puerto Rico	$48,088,648	$—
Europe	13,077,926	—
Thailand	9,463,135	7,785,396
	$70,629,709	$7,785,396

Note 13 – Subsequent Events

Election of a Director

On December 9, 2021, the Company’s board of directors appointed Edward Terrence Gardner, Jr. as an independent director of the Company. Mr. Gardner will hold this position until the Company’s next annual meeting of shareholders or until his successor is elected and qualified, subject to his earlier death, resignation or removal.

There is no arrangement or understanding between Mr. Gardner and any other person pursuant to which Mr. Gardner was selected as a director of the Company. Other than the Company’s formal plan for compensating its directors for their services, there are no plans, contracts or arrangements or amendments to any plans, contracts or arrangements entered into with Mr. Gardner in connection with his appointment to the Board, nor are there any grants or awards made to Mr. Gardner in connection therewith. Mr. Gardner is not a participant in, nor is he to be a participant in, any related-person transaction or proposed related-person transaction required to be disclosed by Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Appointment of Principal Executive Officer

On January 3, 2022, Nithinan “Jess” Boonyawattanapisut, Co-Chief Executive Officer the Company, assumed the role of the Company’s Principal Executive Officer (“PEO”), thereby replacing William Kerby, the Company’s other Co-Chief Executive Officer, who stepped down from the PEO role. Ms. Boonyawattanapisut and Mr. Kerby will continue to serve as Co-Chief Executive Officers of the Company and members of the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2021, filed with the Securities and Exchange Commission on June 8, 2021.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “NextPlay” refer specifically to NextPlay Technologies, Inc., formerly Monaker Group, Inc., and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Additional information about us is available on our website at www.nextplaytechnologies.com. We do not incorporate the information on or accessible through our websites into this filing, and you should not consider any information on, or that can be accessed through, our websites as part of this filing.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended November 30, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

OVERVIEW

NextPlay Technologies, Inc. and its consolidated subsidiaries is building a technology solutions company, offering games, in-game advertising, digital asset products and services, connected TV and travel booking services to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (“AdTech”), Artificial Intelligence (“AI”) and financial technology (“FinTech”) solutions to leverage the strengths and channels of its existing and acquired technologies.

NextPlay is organized into three divisions: (i) NextMedia, the Company’s Interactive Digital Media Division; (ii) NextFinTech, the Company’s Finance and Technology Division; and (iii) NextTrip, the Company’s Travel Division.

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

Reinhart TV/Zappware

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

NextFinTech Division

Next Fintech

NextPlay owns 100% of Next Fintech Holdings, Inc. (formerly Longroot, Inc.) (“Next Fintech”), which in turn owns 75% of Longroot Limited, a Cayman Islands company (“Longroot Cayman”). Longroot Cayman owns 49% of the outstanding ordinary shares (with 51% of the preferred shares owned by two Thai citizen nominee shareholders) of Longroot Holding (Thailand) Company Limited (“Longroot Thailand”), provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand. Longroot Thailand is an Initial Coin Offering (“ICO”) Portal that provides digital asset financing and investment services that are fully regulated and licensed by the Securities and Exchange Commission of Thailand (the “Thai SEC”). It is focused on creating Thai regulated cryptocurrencies backed by high quality assets that are designed to be more resistant to market declines. The initial class of assets includes video games, insurance, precious metals, and real estate.

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

The platform is powered by a proprietary booking engine that has approximately $3.4 million instantly confirmed vacation rental units. Some fluctuation in inventory may occur as the Company continues to rationalize the number of available units based upon several factors including the ongoing impact of the pandemic, the uniqueness of inventory from supplier partners, and the needs of the Company’s distribution partners.

Travel Magazine

Travel Magazine is an online digital media company whose goal is to inspire travelers to explore the world. Travel Magazine publishes articles, videos, and interactive media highlighting travel destinations throughout the world. Through its interactive media platform, leveraging NextPlay Technology solutions, Travel Magazine also plans to offer non-fungible tokens (“NFTs”).

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

It is difficult to estimate COVID-19’s impact on future revenues, results of operations, cash flows, liquidity or financial condition, but such impacts have been, and likely will continue to be, significant and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity position for the foreseeable future. In the near term, we do expect that the COVID-19 pandemic will continue to negatively affect our operating results and year-over-year results.

As a result of the above, we may be forced to scale back our operations, adjust our plan of operations, borrow or raise additional funding, which may not be available on favorable terms if at all. In the event we require and are unable to raise additional funding in the future, we may be forced to seek bankruptcy protection.

RESULTS OF OPERATIONS

For the Three months Ended November 30, 2021 Compared to three months Ended November 30, 2020

Revenues

Our total revenues increased to $4,199,100 for the three months ended November 30, 2021, as compared to $0 for the three months ended November 30, 2020, an increase of $4,199,100 from the prior period. The increase in sales is a result of the Company’s acquisition of HotPlay, now part of NextPlay Technologies, which included the acquisitions of Reinhart TV, NextBank, and Longroot. Digital interactive media revenue increase $3,698,329 from the organic growth of digital media globally, FinTech revenue increased $420,522 from the loan portfolio growth and increase in bank services transactions and travel revenue increased $80,249. Travel revenue is being affected less as travel destinations lift COVID-19 restrictions, as we have experienced an increase in travel reservations during the 3rd quarter. Some travelling schedules have been postponed to later in the year, or the beginning of next year; however, the ultimate effect, duration and effects of the COVID-19 pandemic are currently unknown at this time.

Cost of Revenues

Our total cost of revenues increased to $1,952,932 for the three months ended November 30, 2021, compared to $0 for the three months ended November 30, 2020. Our gross profit was $2,246,168 for the three months ended November 30, 2021, compared to $0 for the three months ended November 30, 2020. Cost of revenues and gross profit increased in line with revenue.

Operating Expenses

Our operating expenses include general and administrative, salaries and benefits, technology and development, stock-based compensation, selling and promotion and depreciation and amortization. Our operating expenses increased to $11,121,312 for the three months ended November 30, 2021, as compared to the $462,455 for the three months ended November 30, 2020.

This increase was mainly related to:

(i) general and administrative expenses, which increased $4,561,992 to $4,792,330 for the three months ended November 30, 2021, as compared to $230,338 for the three months ended November 30, 2020. The increase is mainly due to loan related expenses of $1,916,860, professional fees of $1,158,559, and consultant fees of $735,780.

(ii) a $2,822,223 increase in salaries and benefits;

(iii) a $1,824,523 increase in depreciation and amortization;

(iv) a $440,142 increase in selling and promoting expenses;

(v) a $344,775 increase in technology and development expenses; and

(vi) a $665,202 increase in stock-based compensation.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, interest expense, and other income. Our total other expenses increased to $800,991 for the three months ended November 30, 2021, compared to other income of $41,617 for the three months ended November 30, 2020, a change of $842,678 from the prior period. The increase is mainly attributable to the valuation loss, net of our holdings in Axion, Bettwork, Verus (defined below) and Recruiter.com, as described in greater detail in “Note 6 – Investment in Unconsolidated Affiliates”, which resulted in a loss of $842,608.

Non-Controlling Interest

We had an increase in non-controlling interest of $564,842 for the three months ended November 30, 2021, compared to a decrease in non-controlling interest of $99,881 for the three months ended November 30, 2020, mainly a result from recording Longroot’s fair value of assets and liabilities which affected goodwill and non-controlling interest and loss allocation for the period.

Net Loss

We had a net loss attributable to the Company of $9,059,632 for the three months ended November 30, 2021, compared to a net loss attributable to the Company of $532,600 for the three months ended November 30, 2020, resulting in an increase in net loss of $8,527,032 from the prior period. The increase in the net loss was primarily due to the increase in operating expenses of $10,658,857.

For the Nine months Ended November 30, 2021 Compared to the Nine months Ended November 30, 2020

Revenues

Our total revenues increased to $6,846,383 for the nine months ended November 30, 2021, as compared to $0 for the nine months ended November 30, 2020. The increase in sales is a result of the reverse acquisition of HotPlay which include Reinhart TV, IFEB Bank, and Longroot. Digital Interactive Media Revenue increase $6,015,365 (mainly a result of Reinhart acquisition in 2nd quarter) from the organic growth of digital media globally, FinTech revenue increased $713,879 from the loan portfolio growth and increase in bank services transactions and travel revenue increased $117,139. Travel revenue is being affected less as travel destinations lift COVID-19 restrictions, as we have experienced an increase in travel reservations. Some travelling schedules have been postponed to later in the year, or the beginning of next year; however, the ultimate effect and duration of the COVID-19 pandemic are currently unknown at this time.

Cost of Revenues

Our total cost of revenues increased to $3,227,272 for the nine months ended November 30, 2021, compared to $0 for the nine months ended November 30, 2020. Our gross profit was $3,619,111 for the nine months ended November 30, 2021, compared to $0 for the nine months ended November 30, 2020. Cost of revenues and gross profit increased in line with revenue.

Operating Expenses

Our operating expenses include general and administrative expenses, salaries and benefits, technology and development, stock-based compensation, selling and promotions expenses, and depreciation and amortization. Our operating expenses increased by $16,859,145 to $17,850,605 for the nine months ended November 30, 2021, as compared to $991,460 for the nine months ended November 30, 2020.

This increase was mainly related to the acquisition in 2021 compared to 2020 representing only HotPlay business, hence all operating expenses increased as detailed below:

(i) General and administrative expenses as a result of the Company’s reverse acquisition of HotPlay which increased $6,584,895 to $7,038,226, for the nine months ended November 30, 2021, as compared to $453,331 for the nine months ended November 30, 2020. The increase is mainly due to loan related expenses of $2,176,221, professional fees of $1,687,634, and consultant fees of $1,151,839.

(ii) a $4,839,088 increase in salaries and benefits related;

(iii) a $3,157,149 increase in depreciation and amortization;

(iv) a $801,771 increase in selling and promoting expenses;

(v) a $595,807 increase in technology and development expenses; and

(vi) a $880,435 increase in stock-based compensation.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, interest expense, and other income.

Our total other expenses increased to $5,480,167 for the nine months ended November 30, 2021, compared to other income of $17,070 for the nine months ended November 30, 2020, a change of $5,497,237 from the prior period. The increase is mainly attributable to the valuation loss, net of our holdings in Axion, Bettwork, and Recruiter.com, as described in greater detail in "Note 6 - Investment in Unconsolidated Affiliates", which resulted in a loss of $2,339,071, and impairment loss on intangible assets of $3,126,543 for the nine months ended November 30, 2021.

Non-Controlling Interest

We had an increase in non-controlling interest of $5,190,354 for the nine months ended November 30, 2021, compared to an increase in loss from non-controlling interest of $255,051 for the nine months ended November 30, 2020, mainly a result from reverse acquisition recapitalization, recording Longroot’s fair value of assets and liabilities which affected goodwill and non-controlling interest and loss allocation for the period.

Net Loss

We had a net loss attributable to the Company of $18,269,396 for the nine months ended November 30, 2021, compared to a net loss attributable to the Company of $731,220 for the nine months ended November 30, 2020, resulting in an increase in net loss of $17,538,176 from the prior period. The increase in the net loss was primarily due to the increase in operating expenses of $16,859,145 and an increase in other expenses of $5,497,237, of which $3,126,543 related to impairment on intangible assets and $2,339,071 related to impairment on investment.

LIQUIDITY AND CAPITAL RESOURCES

On November 30, 2021, we had $20,472,178 of cash on-hand which was an increase of $20,027,258 from $444,920 on February 28, 2021. The increase in cash on hand was mainly attributable to the business acquisition activity, where there was an increase of $21,974,124 in financing activities, an increase of $11,572,737 in investing activities, offset by cash used for operating activities of $12,574,379.

As of November 30, 2021, the Company had total current liabilities of $26,375,283, which were mainly attributed to the Company’s reverse acquisition of HotPlay as well as the business combination of the IFEB and Reinhart TV and Zappware. The total liabilities consists of the Secured Promissory Notes owed to Streeterville Capital LLC in principal amount of $4,053,737 (and additional accrued interest of $516,445 as of November 30, 2021), short-term loans $3,653,724 related to the Reinhart/Zappware acquisition, an increase of accounts payable and accrued expense of $5,393,554, accrued payroll of $855,096 and accrued interest from notes of $918,762 due to the reverse acquisition and business combination of IFEB and Reinhart/Zappware. Deferred revenue increased $517,310 from $0 as of November 30, 2020. IFEB increased other current liabilities in the amount of $9,638,613 due to customer deposit.

As of November 30, 2021, we had approximately $121.0 million in total assets, $31.0 million in total liabilities, working capital of $24.0 million and a total accumulated deficit of $19.5 million.

Cash used in operating activities was $12,574,379 for the nine months ended November 30, 2021, compared to $656,407 of cash used in operating activities during the nine months ended November 30, 2020. The increase was mainly due to an increase unbilled receivable of $4,369,424, other current liabilities of $1,745,492, and increase of loans receivable of $1,389,808, which were offset mainly by accounts receivable of $4,863,328 which are mainly due to the reverse acquisition and the new entities being consolidated in the quarter.

Net cash provided by investing activities was $11,572,737 for the quarter ended November 30, 2021, as compared to net cash used in investing activities of $4,572,164 for nine months ended November 30, 2020. The increase in cash provided by investing activities can be attributed mainly to the effects of the business combination as part of the reverse acquisition in the amount of $9,323,686 and $4,200,006 which represents the cash from the business combination with NextPlay and IFEB, respectively.

Net cash provided by financing activities was $21,974,124 for the nine months ended November 30, 2021, compared to net cash provided by financing activities of $5,304,194 for the nine months ended November 30, 2020. The increase was primarily due to proceeds from sale of stock in the amount of $27,850,000, which were offset mainly by the payment on promissory notes in the amount of $8,199,576.

Additional information regarding our acquisitions and dispositions, notes receivable, investments in equity instruments, notes payable can be found under “Part I. Financial Statements—Item 1. Financial Statements”, “Note 4 – Acquisitions and Dispositions”, “Note 5 – Related party transactions”, “Note 6 – Investment in Unconsolidated Affiliates”, “Note 7 – Notes Receivable”, and “Note 9 – Notes Payable”, and “Note13 – Subsequent Events”.

We have limited financial resources. We currently have a monthly cash requirement of approximately $1,450,000, exclusive of capital expenditures. Management intends to seek additional capital or obtain additional credit facilities or loans. However, we may be unable to raise additional capital upon terms acceptable to us. The sale of additional equity will result in additional dilution to our shareholders. A portion of our cash may be used to acquire or invest in complementary businesses, or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

We will need additional capital to support the on-going operation, increase market penetration of our products, expand the marketing and development of our travel and technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, will negatively impact our business, financial condition, and liquidity. As of November 30, 2021, we had approximately $26.4 million of current liabilities. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

To date, we have funded our operations with the proceeds from equity and debt financings and we anticipate we will need to meet our funding requirements through the sale of additional equity or debt financing, which funds may not be available on favorable terms, if at all. We anticipate that we would need several millions of dollars to properly market our services and fund the operations for the next 12 months.

Separately, our capital requirements may increase in the near term and long-term due to the impact of the COVID-19 pandemic, the resulting reduced demand for travel services, the increases in cancellations and re-bookings, and the extent to which such pandemic may further impact the ability of our customers to fulfill their payment obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2021, which was filed with the SEC on June 8, 2021, are those that depend most heavily on these judgments and estimates. As of November 30, 2021, there had been no material changes to any of the critical accounting policies contained therein.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of November 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of November 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation and prior settlements are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” from, Part I, Item 1 of this Quarterly Report on Form 10-Q in the Notes to Consolidated Financial Statements in “Note 11 - Commitments and Contingencies”, under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2021, filed with the SEC on June 8, 2021, under the heading “Risk Factors” and our Quarterly Reports on Form 10-Q for the quarter ended May 31, 2021, as filed with the Commission on July 14, 2021, and the quarter ended August 31, 2021, as filed with the SEC on October 20, 2021, under the heading “Risk Factors”, which risk factors are incorporated by reference herein, except as discussed below, and investors should review the risks provided in the Form 10-K, Form 10-Qs, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report on Form 10-K for the year ended February 28, 2021, Quarterly Report on Form 10-Qs for the quarter ended May 31, 2021 and for the quarter ended August 31, 2021, (under the heading “Risk Factors”). or below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of November 30, 2021, the Company had an accumulated deficit of $19,469,705. Net loss for the nine months ended November 30, 2021, amounted to $19,656,972. Our Digital Media Division generated gross profits of $3,187,176, our FinTech Division generated gross profits of $418,308 and our Travel division generated gross profits of $13,627 for the nine months ended November 30, 2021, and as of November 30, 2021, we had working capital of $23,956,326. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

We currently have a monthly cash requirement of approximately $1,450,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of November 30, 2021 and February 28, 2021, we had $26,375,283 and $1,446,446, respectively, of current liabilities.

We have derived our funding of operations with equity transactions and with the proceeds from debt offerings.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the sale of common stock and other equity securities and the issuance of promissory notes to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to issue equity to fund our operations and continue to repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Securities

There have been no sales of unregistered securities during the three months ended November 30, 2021, and from the period from December 1, 2021, to the filing date of this report, which have not previously been disclosed in our periodic reports or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated By Reference
Furnished
		or Filed			Filing
Exhibit No.	Description	Herewith	Form	Exhibit	Date	File No.
4.1	Form of Common Stock Purchase Warrant.		8-K	4.1	11/3/2021	001-38402
10.1	Form of Securities Purchase Agreement, dated November 1, 2021, by and between NextPlay Technologies, Inc. and the investors party thereto		8-K	10.1	11/3/2021	001-38402
10.2	Placement Agency Agreement, dated November 1, 2021, by and between NextPlay Technologies, Inc. and EF Hutton, a division of Benchmark Investments, LLC		8-K	10.2	11/3/2021	001-38402
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTPLAY TECHNOLOGIES, INC.

Date: January 13, 2022	/s/ Nithinan “Jess” Boonyawattanapisut
Nithinan “Jess” Boonyawattanapisut
Co-Chief Executive Officer
(Principal Executive Officer)

Date: January 13, 2022	/s/ Sirapop “Kent” Taepakdee
Sirapop ‘Kent’ Taepakdee
Chief Financial Officer
(Principal Accounting/Financial Officer)