Form 10-K
period 2022-02-28
NextPlay Technologies Inc.
filed 2022-06-21
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-38402

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Incorporation No.)

1560 Sawgrass Corporate Parkway Suite 130 Sunrise, Florida	33323
(Address of principal executive offices)	(Zip Code)

(954) 888-9779

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	NXTP	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 31, 2021, based on a closing sales price of $2.00 on such date, was approximately $55 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company.

As of June 17, 2022, the registrant had 117,436,081 shares of its common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NEXTPLAY TECHNOLOGIES, INC.,

formerly MONAKER GROUP, INC.

FORM 10-K

FOR THE YEAR ENDED FEBRUARY 28, 2022

Definitions

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “NextPlay” in this Report refer specifically to NextPlay Technologies, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Annual Report on Form 10-K only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“FYE” means fiscal year end.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Discussions in this Annual Report on Form 10-K (this “Report”), including, without limitation, those under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies) based on our management’s current beliefs and assumptions. You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. These factors include those set forth below under “Summary Risk Factors” and those disclosed under “Risk Factors,” below.

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

Risk Factors Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Item 1A., “Risk Factors,” of this Annual Report and should be carefully considered, together with other information included in this Report.

●	We will need to raise additional funding to support our operations, which funding may not be available on favorable terms, if at all;

●	We have a limited operating history in certain of the industries that we currently operate in and have incurred significant operating losses since inception. We may never become profitable or, if achieved, be able to sustain profitability;

●	We have significant indebtedness, which could adversely affect our business and financial condition;

●	We owe significant amounts to Streeterville Capital, LLC, which is secured by a security interest over substantially all of our assets, and we are subject to requirements, penalties and damages under its agreements with Streeterville;

●	Our long-term success depends, in part, on our ability to continue to expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations;

●	Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

●	The industries in which we participate are highly competitive;

●	Our failure to be current in our filings with the SEC could pose significant risks to our business, which could, individually or in the aggregate, materially and adversely affect our financial condition and results of operations.

●	Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements;

●	If we do not successfully implement our acquisition strategies, the businesses and/or assets that we have acquired or invested in do not perform as expected, or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed;

●	Some members of our senior management team have limited experience in the day-to-day operations of the industries in which our businesses operate;

●	Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled employees in the future;

●	We rely on relationships with developers to provide an extensive game portfolio and sufficient advertising spaces;

●	Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in such systems, could adversely affect our business;

●	Our business partners may be unable to honor their obligations to us, or their actions may put us at risk;

●	We derive a significant portion of our revenues from advertisements, and if any events occur that negatively impact our relationships with advertisers, our advertising revenues and operating results would be negatively impacted;

●	HotPlay’s go to market strategy and corresponding timeline is dependent on being able to successfully recruit substantial additional resources within Q2 of FY23. Failure to do this could result in the revenues generated from HotPlay being delayed beyond FY23;

●	Zappware’s revenue forecast has a dependency on the availability of dedicated encoding hardware underpinning their TVaaS business. Given the ongoing worldwide microchip shortage due to COVID-19, the availability of such hardware could be delayed, which would in turn impact the revenues apportioned to Zappware within our media division;

●	Although Longroot is a licensed ICO Portal in Thailand, it has not yet closed any offerings, and there can be no assurances that it will;

●	Longroot operations are subject to risks associated with digital asset exchanges being a new industry, regulatory changes and/or restrictions, potential illegal uses of digital assets, cyber security risks, and reliance on open source blockchain technologies;

●	Our ability to generate revenue through the sale of digital assets is subject to risk associated with economic and market conditions, the acceptance and widespread use of digital assets, and investor confidence levels;

●	The performance of the digital assets issued is dependent on the performance of the issuer and underlying asset which is unpredictable and may result in reputation damage should they underperform;

●	There are cyber security risks related to digital asset trading;

●	We depend on third party cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets;

●	Our tokens might be used for illegal or improper purposes, which could expose us to additional liability and harm our business;

●	Developing NextBank into a comprehensive FinTech solution provider involves a high level of complexity, may require substantial resources and costs, and is subject to obtaining regulatory approval;

●	The NextBank mobile application development has, to date, been partially developed by Ukrainian developers, which has been impacted by the ongoing conflict between Ukraine and Russia;

●	NextBank’s ability to originate loans is subject to risk associated with economic and market conditions;

●	NextBank uses correspondent banks and is subject to risk associated with termination of such relationships, which may negatively impact its operations;

●	Our success is subject to the development of new or upgraded products, services and features over time;

●	If we are not able to maintain and enhance our NextTrip brand and the brands associated with our websites, our reputation and business may suffer;

●	We may be subject to liability for the activities of our property owners and managers, which could harm our reputation and increase our operating costs;

●	Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, and consumer protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business;

●	Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be negatively impacted;

●	NextBank is subject to various regulatory capital requirements. Regulatory changes or actions may alter the requirement of the capital;

●	NextBank faces a risk of non-compliance and enforcement action related to the Bank Secrecy Act and other anti-money laundering, customer due diligence, and combating the financing of terrorism statutes and regulations;

●	We are subject to anti-bribery, anti-corruption and similar laws, and non-compliance with such laws could subject us to criminal penalties or significant fines and harm our business and reputation;

●	If we do not adequately protect our intellectual property, our ability to compete could be impaired;

●	Certain of our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

●	Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability;

●	We use open-source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services, and which could have a negative impact on our business;

●	The price of our common stock may fluctuate significantly, and investors could lose all or part of their investments;

●	Stockholders may be diluted significantly as a result of the issuance of additional shares of our common stock or securities convertible into, or exercisable for, shares of our common stock;

●	The ownership of our capital stock is highly concentrated, which may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline;

●	If we fail to maintain effective internal controls, it could adversely affect our financial position and lower our stock price;

●	If securities analysts and other industry experts do not publish research or publish negative research about our business, our stock price and trading volume could decline;

●	Provisions in our amended and restated articles of incorporation limit the liability of our management to stockholders;

●	Certain of our outstanding warrants include anti-dilutive rights;

●	Sales of a substantial number of our securities in the public market could cause our stock price to fall; and

●	We have not paid dividends on shares of our common stock in the past and do not plan to do so in the future.

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

v

PART I

Item 1. Business.

Introduction

The information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes certain trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Our fiscal year ends on February 28th (or 29th during leap years). Interim results are presented on a quarterly basis for the quarters ended May 31, August 31, and November 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending February 28th/29th being referenced herein as our fourth quarter. Fiscal 2022 means the year ended February 28, 2022, whereas fiscal 2021 means the year ended February 28, 2021.

Corporate, Organizational and Business Information

Executive Offices and Telephone Number

Our principal executive offices are located at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323 and our telephone number is (954) 888-9779. Additional information about us is available on our website at https://www.nextplaytechnologies.com The information on our website is not incorporated herein by reference.

Organizational History

The Company was originally incorporated in the State of Nevada in on December 29, 2005 under the name Maximus Exploration Corporation (“Maximus”), and was a reporting “shell company” as defined in Rule 405 of the Securities Act.

On October 9, 2008, Maximus, a reporting shell company, entered into a Share Exchange Agreement (the “2008 Exchange Agreement”) with Extraordinary Vacation Group, Inc., a wholly-owned subsidiary of Maximus (“EXVG”), and EXVUSA, a wholly-owned subsidiary of EXVG. Pursuant to the 2008 Exchange Agreement, EXVG exchanged 100% of its shares in EVUSA for 13 million shares of common stock of Maximus, resulting in EXVG becoming the majority shareholder of Maximus through a reverse merger. EXVG then proceeded to dividend 13 million shares of Maximus common stock to the stockholders of EXVG, on a pro rata basis. As a result of these transactions, EVUSA became a wholly-owned subsidiary of Maximus. Maximus then amended its Certificate of Incorporation to change its name to Next 1 Interactive, Inc. (“Next 1”). After consummation of the transaction, Next 1 conducted all of its business through EVUSA, its wholly-owned subsidiary.

On June 22, 2015, the Company changed its name to Monaker Group, Inc. (“Monaker”).

On July 23, 2020, Monaker entered into a Share Exchange Agreement (as amended, the “2020 Exchange Agreement”) with HotPlay Enterprise Limited (“HotPlay”) and the shareholders of HotPlay, pursuant to which the HotPlay shareholders agreed to exchange 100% of the outstanding capital shares of HotPlay (making HotPlay a wholly-owned subsidiary of Monaker through a reverse merger following the closing of the transactions contemplated therein) for 52 million shares of Monaker’s common stock (the “HotPlay Shares”), subject to various closing conditions. The acquisition of HotPlay contemplated by the 2020 Share Exchange closed on June 30, 2021, at which time Monaker acquired 100% of the outstanding capital shares of HotPlay. The HotPlay acquisition was accounted for as a reverse acquisition, with HotPlay being deemed the acquiring company for accounting purposes. After consummation of the transaction, Monaker changed its name to NextPlay Technologies, Inc., and the Company altered its business plan to focus on the travel, cryptocurrency, and an in-game advertising industries.

On November 16, 2020, the Company acquired 100% of Longroot pursuant to a Stock Purchase Agreement (the “SPA”) entered into between the Company and Dr. Jason Morton (“Morton”) on November 2, 2020, and for certain limited purposes set forth therein, Longroot. Pursuant to the SPA, the Company purchased, 100% of Longroot, in consideration for (a) $1,650,000 in cash; (b) 200,000 shares of restricted common stock valued at $2.14 per share for a total value of $428,000, as well as 150,000 shares of restricted common stock valued at $3.00 per share, for a total value of $450,000.

On January 15, 2021, the Company entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart Interactive TV AG, a company organized in Switzerland (“Reinhart”), and Jan C. Reinhart, the founder of Reinhart (“Founder”), pursuant to which the Company agreed to pay the Founder 10,000,000 Swiss Francs (approximately $10.8 million U.S. Dollars) as compensation for the purchase of 51% of the ownership of Reinhart. The transaction closed on March 31, 2021, at which time Reinhart became a majority owned subsidiary of the Company.

On April 1, 2021, the Company entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties (the “Initial Sellers”) pursuant to which the Company agreed to purchase 2,191,489 shares (the “Initial IFEB Shares”) of authorized and outstanding Class A Common Stock (the “Class A Stock”) of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), which Initial IFEB Shares total approximately 57.06% of the outstanding Class A Stock of IFEB. The purchase price of the Initial IFEB Shares was $6,400,000, which amount was paid to the Initial Sellers on April 1, 2021.

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

Separately, on July 21, 2021, the Company entered into, and closed the transactions contemplated by, a Share Exchange Agreement with various other holders of shares of Class A Common Stock of IFEB (the “Additional Sellers” and the “IFEB Exchange Agreement”). Pursuant to the IFEB Exchange Agreement, the Additional Sellers exchanged an aggregate of 1,648,614 of the outstanding Class A Common Stock of IFEB, representing 42.94% of such outstanding Class A Common Stock of IFEB, in consideration for an aggregate of 1,926,750 restricted shares of the Company’s common stock (the “IFEB Common Shares”), with each one share of Class A Common Stock of IFEB being exchanged for 1.168 restricted shares of common stock of the Company, based on an agreed upon value of $2.50 per share for each share of Company common stock and $2.92 per share for each share of Class A Common Stock of IFEB. As a result of the closing of both transactions, we acquired control of 100% of IFEB as of July 21, 2021. The name of IFEB was subsequently changed to NextBank International, Inc. (“NextBank”).

On March 30, 2022, the Company acquired certain assets from Go Game Pte Ltd. pursuant to an Asset Purchase Agreement, including a casual games tournament and gamification platform, a perpetual license to the goPay payment platform, and a range of casual game assets that can be leveraged to distribute the HotPlay In-Game Advertising platform and reward solutions throughout. As consideration for the purchase, the Company agreed to pay the seller $5,000,000, $2,750,000 of which has already been paid and the remainder of which is payable in monthly installments through March 31, 2023.

On May 5, 2022, the Company completed the acquisition of certain assets of Fighter Base Publishing, Inc. (“Fighter Base”) and Token IQ, Inc. (“Token IQ”), both of which entities are owned and controlled by Mark Vange, the Company’s Chief Technology Officer, pursuant to Intellectual Property Purchase Agreements executed in August 2021. Both of the acquisitions were contingent upon approval of the Company’s stockholders, which was obtained at the Special Meeting of Stockholders of the Company held on January 28, 2022, and certain other closing conditions. As consideration for the acquisitions, the Company issued 1,666,666 shares of Company common stock to Fighter Base and 1,250,000 shares of Company common stock to Token IQ.

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

The Company has three operating segments consisting of

(i)	Media Division, which consists of HotPlay and Reinhart/Zappware,

(ii)	FinTech Division, which consists of Longroot and NextBank, and

(iii)

Travel Division, which includes NextTrip holdings and Extraordinary Vacations USA.

The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level.

See below, as well as Note 12 Business Segment Reporting, for additional details regarding each segment unit.

Overview

NextPlay Technologies, Inc. and its consolidated subsidiaries (collectively, “NextPlay,” “we,” “our,” “us,” or the “Company”) is building a technology solutions company, offering games, in-game advertising, digital asset products and services, connected TV and travel booking services to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (“AdTech”), Artificial Intelligence (“AI”), and financial technology (“FinTech”) solutions to leverage the strengths and channels of its existing and acquired technologies.

NextPlay is organized into 3 divisions: (i) NextMedia, the Company’s Interactive Digital Media Division (the “Media Division”); (ii) NextFinTech, the Company’s Finance and Technology (“FinTech”) Division; and (iii) NextTrip, the Company’s Travel Division.

Media Division

In the Media Division, NextPlay closed its acquisition of HotPlay and its In-Game Advertising (“IGA”) platform on June 30, 2021 and acquired a 51% interest in Reinhart on June 23, 2021. Reinhart owns 100 percent of Zappware, a 20-year-old interactive Digital TV solutions company based in Belgium. The acquisition of Reinhart gives NextPlay potential reach into tens of millions of households with its IGA, Video Game, FinTech, and Travel products.

Additionally, on March 30, 2022, NextPlay entered into an asset purchase agreement, pursuant to which it acquired certain assets of goPlay, a casual games tournament and gamification platform that also includes a perpetual license to the goPay payment platform, and a range of casual game assets that can be leveraged to distribute the HotPlay IGA and reward solutions throughout.

The Media Division provides multiple products and services focused on the In Game Advertising, In Game Rewards, Gamification, Competitive Gaming Tournaments and Connected TV Middleware solutions that collectively provide a feature rich gaming monetization platform that can be deployed at the Business-to-Business (“B2B”) or Business-to-Consumer (“B2C”) level by targeting game developers, game publishers and Telco operators.

In addition to the various monetization platform components briefly described above, the Media Division’s Game Studio develops a range of casual games that are integrated with the In Game Advertising (“IGA”), In Game Rewards and goPlay gamification platform to enable developers, publishers, operators and brands alike to engage with and monetize their audience via the various go to market channels available to them through our offering or their own channels.

These products and services are explained in more detail below.

The HotPlay In-Game Advertising and Rewards platform comprises multiple separate but related products that enable advertisements and rewards to be inserted in game, between game and post-game that allow brands to engage their audience in a relevant and inobtrusive fashion.

●	The In Game Advertising Software Developer Kits, available for games built on both the Unity game platform and JavaScript games, is a library that enables Developers to embed our technology within any Unity of JavaScript game that they are developing.

●	Once embedded, the flexible Developer Portal allows the Developer’s to easily configure, map and dynamically manage the In Game Advertising components to the respective “hostable” objects within the game.

●	The In Game Advertising Ad Portal allows advertisers and brands to deliver their campaigns and assign in game ads to the various “hostable” objects in the game within which the ads are to be deployed. These ads can either be traditional display ads, either with or without target links to click through, or digital coupon rewards that are automatically downloaded to the user’s digital wallet for redemption at some point in the future. The Ad Portal allows the advertisers to select their campaign target criteria in terms of demographic, region and impression or conversion targets and monitor the progress and generate campaign reports as the campaign plays out.

●	The HotPlay Redemption mobile application is a digital wallet that is used to collect the HotPlay IGA rewards issued throughout the game via the HotPlay IGA platform. These rewards can be purely digital, such as NFT based rewards, or digital to physical coupons that can be redeemed at competing stores and outlets participating in the campaigns.

●	The goPlay platform is both a gamification platform that encourages users to compete against each other via tournaments and challenges, plus a reward platform that rewards users for their continued loyalty and continuous game play by offering rewards for specific challenges and repeat visits to the platform. This provides brands with an opportunity to establish a longer, more dynamic, and continuous relationship with their consumers.

●	In addition to the gamification platform, the goPlay assets purchased by the Companyalso include an e-payment solution and gateway to multiple payment providers that allow users to make in game purchases of either digital or physical goods. We intend to extend this e-payment solution in the future to support crypto-currency payments aligned with the vision and roadmap for our FinTech offerings and solutions.

The HotPlay Games Studio is a game development studio that develops a range of casual games that include the HotPlay IGA platform features by default. The studio provides us with an in-house capability to deploy our own range of casual games, plus the range of games available through the goPlay asset purchase agreement, providing a comprehensive portfolio of games that can be monetized by game publishers, operators and brands alike.

The “TV as a Service” (“TVaaS”) platform available to NextPlay through Zappware is a complete end-to-end solution that includes media source ingest (satellite, terrestrial and digital), encoding and transcoding, packaging, protection, delivery, playback and analytics that provide Telco Operators with a one-stop shop for their digital media processing and delivery capabilities.

In addition to the core digital media delivery platform, the TVaaS solution also provides a client side Set Top Box (“STB”) and SMART TV middleware platform, associated application framework and corresponding, supporting Content Management System, that allows Operators to white label their own solutions on top of the Zappware platform to promote their own content through their existing partners and channels.

FinTech Division

The FinTech Division is developing an integrated digital financial platform (the “NextFinTech Platform”) offering mobile banking, investments into alternative assets, and insurance, to businesses and individuals, subject to regulatory approval.

The Company completed the acquisition of International Financial Enterprise Bank in July 2021, and subsequently renamed it NextBank International, Inc. (“NextBank”). Prior to the acquisition, NextBank generated revenue through the origination and selling of real estate loans in the United States and continues to do so. NextBank typically receives an origination fee when issuing a loan and maintains a spread on the interest after the loans are sold. Currently, the Company is digitizing the bank and is configuring NextBank to grow with the rapid expansion of the digital asset industry, developing products and services that appeal to companies that are venturing into that industry. NextBank recently launched the first release of its mobile application in April 2022 and is migrating to DataPro’s core banking system to widen its capabilities and reach its scalability goals.

The Company, in accordance with Thailand’s foreign ownership laws, holds an indirect control of Longroot (Thailand) Company Limited (“Longroot”). Longroot is approved and regulated by the Thai Securities and Exchange Commission (“Thai SEC”) to operate as an Initial Coin Offering Portal (“ICO Portal”). The ICO Portal enables Longroot to crypto-securitize assets and conduct issuances of such assets. Through the ICO Portal, Longroot provides financial advisory and token structuring services, and assists projects with regulatory approval and fundraising through sale of tokens. Longroot plans to crypto-securitize an array of high-quality alternative assets, such as video games and insurance. Management believes that these assets will create significant opportunities to accelerate the products and services within the FinTech division’s asset management business and plans to offer users the opportunity to invest in such assets via the NextFinTech Platform.

Effective November 16, 2021, the Labuan Financial Services Authority (the “Labuan FSA”)approved the Company’s application to carry on general insurance and reinsurance business, subject to certain conditions including (i) payment of a $15,000 annual license fee, (ii) submission of evidence reflecting paid up capital amounting to MYR $10.0 mil (approximately to $2,390,000 US), (iii) submission of proof of registration as a member of Labuan International Insurance Association, and (iv) submission of a Management Services Agreement with the appointed insurance manager, (v) submission of a Letter of Undertaking, and (vi) submission of constituent documents to the Registration of Company Unit. The conditions are to be met within 3 months of November 29, 2021, the date Labuan FSA issued a letter confirming the conditional approval. In May 2022, the Company received a permission letter from Labuan FSA to extend the establishment until August 31, 2022. The Company plans to use the general insurance license to issue primary insurance products and the reinsurance license to issue crypto-securitized insurance in collaboration with Longroot.

On October 14, 2021, “Longroot Inc.” (a subsidiary of the Company) changed its name to “Next Fintech Holdings, Inc.” The Company plans to use Next Fintech Holdings, Inc. as the holding company for the FinTech division.

Travel Division

Our Travel Division currently offers booking solutions for both business and leisure. We provide travel technology solutions with a primary emphasis on alternative lodging rental (“ALR”) properties. Our proprietary Booking Engine, branded as NextTrip ConNextions, provides travel distributors access to a sizeable inventory of ALR properties allowing them to combine ALR with traditional components of travel (air, car, cruise, etc.).

Our industry-leading platform assists property managers in booking, and broadening the market for, their homes. Our Travel Division serves three major constituents: (1) property managers, (2) travelers, and (3) other travel/lodging distributors. Property managers integrate their detailed property listings into the Company’s Booking Engine with the goal of reaching a broad audience of travelers seeking ALRs, through distribution channels they could not access otherwise.

All of the Company’s ALRs, also commonly referred to as Vacation Rentals are:

(i)	Controlled by Property Management Companies. This is a key point of differentiation for the Company, as the sole focus of Property Management Companies is to rent and service their properties, unlike an individual homeowner who often rents out their property on a casual or part-time basis. We believe working with property managers results in four key benefits:

►	All properties are Instantly Bookable (all Property Management Company inventory is integrated into the Company’s Booking Engine allowing for instant confirmations);

►	Higher levels of service for renters (property managers are full-time operators);

►	Higher Quality Assurance (property managers generally have an incentive to eliminate trouble properties); and

►	Certified Rentable (most property managers are licensed and bonded requiring them to ensure properties are “legal to rent” and are further responsible for paying required taxes on behalf of homeowners.

(ii)	Exclusively Individual Units. Our vacation homes and residential resort units are never shared, nor do we rent rooms in homes like other ALR companies. All ALR inventory is fully furnished, privately owned residential properties, including homes, condominiums, apartments, villas and cabins that property managers rent to the public on a nightly, weekly or monthly basis.

We believe that the Company’s B2B ALR offerings are timely in addressing traditional travel distributors’ needs to protect their client base by allowing them seamless access to ALR products. With the rapid growth of companies like Airbnb, we believe that traditional travel companies are realizing that not having access to this high demand vacation rental inventory means risking the loss of their consumers to other ALR sites. By connecting to the Company’s Booking Engine, travel distributors can sell ALR inventory alongside their existing travel products (i.e., air/car/hotel/cruise/tour bookings). This solves a key issue by allowing the customers of traditional travel distributors to complete their entire vacation package booking on their website versus forcing them to go to an ALR website and potentially lose the entire booking.

Direct to Consumer Websites

The Company has established a direct-to-consumer presence though a number of websites.

These sites include NextTripBusiness.com, our corporate travel management platform focused on small to medium-sized business, that provides companies the ability to book travel, manage travel expenses, and process employee expense reports. A differentiating feature of our NextTripBusiness.com solution is the ability for corporate travelers to book ALR properties as part of their travel itinerary. Beyond access to our ALR inventory, NextTrip Journeys, provides personalized concierge tours and activities at destinations around the world. Our online marketplaces are discussed in greater detail below.

The Company identifies and sources ALR properties which it consolidates through its Booking Engine, allowing for instantly bookable properties being packaged alongside other travel products; this is its distinguishing niche. The ALRs are owned and leased by third parties and are available to rent through the Company’s websites as well as through other distributors. The Company’s services include critical elements such as technology, an extensive film library, trusted brands and established partnerships that enhance product offerings and reach. We believe that consumers are quickly adopting video for researching and educating themselves prior to purchases, and the Company has carefully amassed video content, key industry relationships and a prestigious travel brand as cornerstones for the development and deployment of core-technology on both proprietary and partnership platforms.

The Company sells travel services to leisure and corporate customers around the world. Our primary focus is to incorporate ALR options into our current offerings of scheduling, pricing and availability information for booking reservations for airlines, hotels, rental cars, as well as other travel products such as sightseeing tours, shows and event tickets, and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details. In December 2020, the Company introduced its corporate travel platform under the NextTrip brand. This platform allows our users to search large travel suppliers of alternative lodging inventories and combine ALR with their air and car booking.

In March 2018, the Company introduced Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts created by staff writers and worldwide content providers. Moving forward, we intend to incorporate the Metaverse into Travelmagazine.com, allowing tourist boards, destination management companies, and other travel suppliers to showcase their products by allowing travelers to virtually explore destinations around the world. This strategy aligns with our goal to make Travelmagazine.com a central hub of content for travelers who are looking to get detailed information on destinations all around the world. The website is expected to generate revenue through advertising by from tourist boards, travel suppliers, and NextTrip.

The Company sells its ALR travel inventory through various distribution channels. The primary distribution channel is through its B2B channel partners, which include sales via (i) other travel companies’ websites and (ii) networks of third-party travel agents. Secondary distribution is planned to occur through the Company’s own websites at Nexttripjourneys.com and NextTripbusiness.com. Additionally, we offer high end ALR products along with specialty travel products and services via NextTripjourneys.com, targeting high value inventory to customers with complex or high-end travel needs.

The Company’s core travel related holdings have been streamlined into four key platforms: the Company’s Booking Engine branded as NextTrip ConNextions, Nexttripbusiness.com, NextTripJourneys.com and TravelMagazine.com.

➢	The Company’s Booking Engine, branded as NextTrip ConNextions is the Company’s proprietary technology and platform providing access to more than 3.2 million instantly bookable vacation rental homes, villas, chalets, apartments, condos, resort residences, and castles. This ALR product can be accessed by other travel distributors using the Company’s API.

➢	NextTripbusiness.com is targeted at small to midsized businesses offering them an enterprise-travel solution for business travel to meetings, conferences, conventions or even vacation travel and gives the companies lower costs, better expense control and in the future the option for a “self-branded” website. The website was launched in August 2021, and continues to be updated with features requested by our corporate travel customers.

➢	NextTripJourneys.com is the Company’s leisure product website. The travel services and products currently offer high-end personalized land tour packages, cruise vacations, and specialized ALRs that cannot be booked on a real-time basis. These ALRs tend to be sourced from owners and managers who have not invested in a reservation management system and/or the owner or manager prefers to personally vet the customer before accepting a booking; typically, because the ALR is a high value property. In fall 2022, the Company will launch a packages product focused on key leisure destinations around the world. The packages product will provide customers discounted travel by combining air and hotel into a single package price. Additionally, the Company expects to offer a travel agent portal in late 2022 to allow third-party agencies access to our packages, tours, and cruise inventory.

➢	Travelmagazine.com, an online travel publication with the aim of giving travelers around the world inspiration for future travel destinations and trips. The publication offers written articles, videos, and podcasts. Moving forward, we plan for Travelmagazine.com to become a central hub of information for travelers who are looking to get detailed information on destinations all around the world.

Travel Products and Services

The Company’s concentration on ALRs is driven by contracts with vacation home (including timeshare) unit owners and managers that make their properties available to consumers and to other travel portals (Distributors) for nightly or extended stays. In addition, we offer travelers activities and tours through NextTripJourneys.com. Therefore, not only can we assist a traveler with identifying a destination and the lodging at the destination, but we can provide options of activities while at the destination. We also provide the means for making arrangements for airline tickets, car rentals and lodging. In summary, we offer travelers the complete travel package made easy or... Travel Made EasyTM.

The average ALR search and booking takes a few hours while the average vacation planning process typically involves the consumer visiting up to seven travel websites and spending over 10 hours to book their vacation (according to Susan Ho, Founder of Journy). We believe the NextTripBusiness.com and NextTripJourneys.com websites using the above features should reduce ALR/Vacation planning time from hours to minutes and with the convenience of one site (truly “Travel Made Easy”).

Products and Services for Property Owners and Managers

Listings. Property owners and managers are able to list a property, with no initial upfront fees, and provide those listings to us at a negotiated preferential rate for traveler bookings generated on our websites. Listings that are ‘real-time online bookable’ properties will be managed by the property owner or manager through an application program interface (“API”), which will provide real-time updates to each property and immediately notify the property owner or manager of all information regarding bookings, including modifications and cancellations. Information such as content, descriptions and images are provided to us through that API.

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

Security. We use a combination of technology and human review to evaluate the content of listings and to screen for inaccuracies or fraud with the goal of providing only accurate and trustworthy information to travelers. Our company is Payment Card Industry (“PCI”) compliant to ensure the safety and security of our customer credit card data.

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

To date, we have focused on developing our booking engine and establishing relationships with suppliers to increase the size of our instantly bookable inventory. The booking engine has produced little revenue to date because, among other reasons, of the limited number of widely-used distribution partners with which we have been able to establish relationships. We are finalizing certification with established, widely-used distribution partners to make our inventory available through their distribution channels. The success of the booking engine will depend on users of those distribution partners booking properties supplied by our booking engine, and on our ability to expand the number of such distribution partners that utilize our booking engine.

The Company has completed integrating several distributors for the booking of our ALR products and the Company continues to integrate suppliers of ALR products. We now have more than 3.2 million properties listed on our booking engine.

Competition

Media Division

With the large global gamer population, the rising trend of digital advertising, and growing interest in the Metaverse, HotPlay expects increasing competition as companies seek to deliver in-game advertising that do not disrupt game play. Currently, HotPlay competes directly with:

●	games that manually insert native advertisements in the form of:

○	static in-game ads that could not be changed once games are released; or

○	campaigns where brands integrate advertising content with gameplay, requiring high upfront investment and development effort;

●	games created specifically to promote a brand; and

●	in-game advertising platforms that deliver native impression ads, typically in the form of in-game billboards

Given HotPlay’s ability to deliver fungible ads that do not disrupt gameplay and that requires a lower integration effort, management believes that the HotPlay Platform compares favorably with those direct competitors.

HotPlay also competes indirectly with other advertising platforms that deliver in-game advertisements in forms that disrupt gameplay, such as platforms delivering impression ads, click through ads, and rewarded video ads.

The market for platforms offering a game portfolio and tournament features is also highly competitive with the continuing rise of e-sports and need for platforms and service providers to increase engagement with their users. Several businesses including e-commerce and streaming businesses have recently included casual games to their portfolio. HotPlay competes directly with these businesses and service providers offering white-labeled solutions to such businesses. However, management believes that the integration of non-disruptive advertising and real-world rewards allows HotPlay to compete favorably with these direct competitors.

On this front, HotPlay also competes indirectly with e-sports platforms and game streaming platforms that offer different categories of games such as mid-core and hard-core games.

Reinhart Interactive TV competes directly with other end-to-end TV as a service (“TVaaS”) providers offering media content delivery solutions to telco companies as well as telecommunication companies that implement their own solutions. We also compete indirectly with other media content providers such as Over the Top (“OOT”) platforms and video streaming platforms.

FinTech Division

The market for fundraising via regulated ICOs in Thailand is still in an early stage. Under the Thai SEC’s Thai Royal Decree, any offering of digital assets must be made through an ICO Portal approved by the Thai SEC. The ICO Portal is responsible for carrying out due diligence on an issuer and conducting the actual offering. There are currently seven Thai SEC approved ICO Portals, and Longroot competes directly with them in Thailand. With the increased acceptance of cryptocurrencies and adoption of blockchain technology, our management believes that there will be more ICO Portals approved, increasing the number of direct competitors.

As Longroot does not limit its offerings to the Thai market, it also competes directly with financial institutions that facilitate financing through the sale of regulatory compliant digital assets globally.

The market for fundraising via the sale of digital assets backed by tangible assets is still at a nascent stage. However, as many regulators worldwide become increasingly accepting of token offerings, management believes that regulatory compliant token offerings will become more commonplace. While this could result in more business opportunities for Longroot, it is also likely to translate to an increase in competition.

Longroot also competes indirectly with companies facilitating more traditional avenues of raising funds, such as investment banks that underwrite initial public offerings or bond issuances, and commercial banks offering direct loans to businesses. However, management believes that the advantages of digital assets offerings, such as the ability to securitize alternative assets, provide a high degree of flexibility on deal structure, and the reliability offered by blockchain technology could give Longroot a competitive advantage.

The banking industry is highly competitive and NextBank competes directly with other traditional banks and digital banks for deposits and origination of loans. Management believes that NextBank is able to compete effectively through the provision of concierge services for depositors, and the ability to originate loans and disburse funds, without compromising on the required due diligence, more quickly than its competitors.

The FinTech market is growing rapidly, with new entrants constantly entering the market. As NextFintech adopts a FinTech model, offers card services, and builds products to support the growing digital asset industry, NextBank expects to compete directly with crypto-focused, blockchained based financial services companies and digital payment companies. However, through the combination of traditional banking and financial technology, and the undertaking of new initiatives in a regulatory compliant manner, Management believes that NextBank is well-positioned to execute a growth strategy to achieve our mission of creating a diversified financial solution for the global economy.

Travel Division

The market to provide listing, searching, and marketing services whether they are for ALR, activities and tours, airline bookings, car rentals or hotel stays is highly competitive and fragmented with limited barriers to entry. Each of the ALR services that we provide to property owners, managers and travelers is currently offered by competitors. Furthermore, ALRs are not typically marketed exclusively through any single channel, and many of our listing agreements are not exclusive, potentially allowing our competitors to aggregate a set of listings like ours. We believe we will compete primarily based on the quantity, quality, and nature of the properties offered on our websites. The majority of ALRs that will be offered in our marketplace reflect a whole house or property rather than a room. In addition, we anticipate that we will benefit from the quality of the direct relationships we have with property owners and managers, the global diversity of the ALRs available on our websites, the quality of our websites, the tools provided to our property owners and managers, the strength of our brands, and the success of our marketing programs and price.

Our principal competitors in the travel space include:

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

Research and Development

Media Division

We have developed proprietary systems based on patent pending technologies to create, maintain and operate our media based websites, services and platforms. These technologies comprise systems developed by internal and third-party designers, developers and engineers and software acquired, licensed or open-sourced from outside developers and companies. Our systems are designed to serve our internal game studio, other third-party game developers and advertisers at both the Business-to-Business (“B2B”) and Business-to-Consumer (“B2C”) level via a range of business models, including recurring license fees, Cost-per-mille (“CPM”), Cost-per-action (“CPA”) and revenue share advertising models.

FinTech Division

NextBank has focused on identifying and implementing technology solutions, such as updated core banking systems and transaction security, compliance and monitoring systems, and is moving rapidly to integrate with payment providers and exchanges. After launching the first release of its mobile banking app in April 2022, NextBank is working on fortifying security and scalability, adding features and capabilities, and expanding supported platforms to include all popular mobile and desktop devices.

Longroot has put considerable resources into researching technology solutions, such as suitable blockchain protocols and third-party security services, and has developed a proprietary system that serves its clients and internal operations, while complying with the rules of the Thai SEC. Its systems are designed to onboard investors on to the ICO Portal Platform in a compliant manner, offer access to information related to individual ICOs, such as their prospectus, and participate in ICOs.

Costs associated with our research and development were included as capitalized development costs or, included in several expenses including technology and development, salaries, and benefits and in general and administrative expenses.

Travel Division

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

Technology and Infrastructure

Media Division

Our websites and platforms are hosted using cloud services distributed globally across multiple regions. Our systems have been designed to automatically scale on demand at both the B2B and B2C levels to maintain an extremely high level of availability, regardless of end user demand. Industry leading cloud based security system are in place to protect our platforms from unauthorized access and data breaches. Where possible, the services have been designed in a cloud agnostic manner to minimize the dependency on any single cloud provider and facilitate deployment across multiple cloud providers, as necessary.

FinTech Division

NextBank is transitioning to Datapro’s core banking system in order to enhance its capabilities and support its growth and scalability goals. Datapro develops and deploys advanced software solutions specifically designed to meet the changing needs of financial institutions worldwide. With a singular focus on the banking/financial services sector, Datapro uses cutting edge technologies and hands-on expertise to simplify all banking processes from data management and customer relationship functions to national/international regulatory compliance.

To further enhance compliance and transaction monitoring, NextBank is using Ocean Systems’ software. Ocean Systems, Inc. (“OSI”) is a software development company specializing in Compliance and Electronic Funds Transfer (“EFT”) applications for the financial and banking industry. They provide compliance solutions related to bank payment systems concerning Automated Clearing House (“ACH”), Wire Transfers, Automated Teller Machine (“ATM”), and Point of Sale (“POS”).

NextBank is committed to adhering to the highest level of security. Leveraging Amazon Web Services’ (“AWS”) infrastructure allows security configurations to be tightened. Strengthening NextBank’s network security enables stable scalability. Additionally, NextBank uses EnCirca, a registrar that provides supports domain name registrations and provides trademark protections services, as its registrar. They are one of only a small handful of registrars authorized to host .Bank domains. As the leading Internet Corporation for Assigned Names and Numbers (“ICANN”) registrar for the .Bank extension, EnCirca is well-equipped to offer state-of-the-art technology services for hosting secure websites and email.

Longroot Thailand’s proprietary ICO Portal Platform is built upon a number of innovations that allow it to serve investors, issuers, and the Longroot Thailand internal team in a secure and compliant manner. The platform leverages the Ethereum network, giving investors and issuers access to an ecosystem of services, such as secondary markets, exchanges, custodians, insurers, and decentralized finance services.

The platform also includes an integrated Securities Tokenization Offering technology. Not only does the technology allow Longroot Thailand to tokenize assets that are fully compliant with Thailand’s Royal Decree on Digital Assets Businesses, we believe that it will also allow Longroot Thailand to conduct similar offerings in other jurisdictions in the future, thereby enabling Longroot Thailand to expand its operations.

The infrastructure has a high level of reliability and is designed to allow Longroot Thailand to scale efficiently while maintaining the security levels required of a financial services operator. The platform is hosted using a combination of third-party data centers powered by Google Cloud Platform (“GCP”) and associated security services provided by other third parties. The high level of redundancy provided by GCP and designed into its infrastructure helps ensure that Longroot Thailand can reliably serve clients globally, 24x7. Longroot Thailand also uses security methods to ensure the integrity of its networks and protection of confidential data collected and stored on its servers. Longroot Thailand has developed internal policies and procedures to protect the information of investors and issuers that it collects and uses as part of its normal operations. Access to its networks, and the servers and databases, on which confidential data is stored, is protected by industry standard firewall technology.

Travel Division

Our websites are hosted using cloud services distributed globally across multiple regions. Our systems architecture has been designed to manage increases in traffic on our websites through additional computing power without making software changes. Our cloud services provide our online marketplace with scalable and redundant Internet connectivity and redundant power and cooling to our hosting environments. We use security methods to ensure the integrity of our networks and protection of confidential data collected and stored on our servers, and we have developed and use internal policies and procedures to protect the personal information of our property owners, managers and travelers using our websites that we collect and use as part of our normal operations. Access to our networks, and the servers and databases, on which confidential data is stored, is protected by industry standard firewall and encryption technology. Physical access to our servers and related equipment is secured by limiting access to the data center to operations personnel only. Costs associated with our web hosting operation are included in general and administrative costs.

Intellectual Property

The Company currently holds a wide range of intellectual property relating to software and products across its different divisions. This includes patent pending products, copyrights, registered and unregistered trademarks, trade secrets, industrial designs, registered domain names, and other forms of intellectual property rights.

Media Division

The Media Division intellectual property includes the HotPlay in-game advertising platform, which consists of the game developer portal, advertiser portal, redemption application, and Software Development Kit (“SDK”), artificial intelligence powered video game development technology, and proprietary casual games, as well as Zappware’s digital TV platform.

At the Media Division, the Company has filed patent protection for HotPlay’s in-game advertising technology and Make It Games’ Artificial Intelligence animation technology.

FinTech Division

The FinTech division intellectual property includes the NextBank mobile banking platform, Longroot’s ICO Portal, Token IQ’s securities token offering technology, and products and services designed to support the digital asset industry.

At the FinTech division, the Company has filed patent protection for Token IQ’s security token offering technology.

Travel Division

The Travel division intellectual property includes the travel management platform and property management solution for alternative lodging properties, the content of our websites, our registered domain names, our registered and unregistered trademarks, contracts with third party property managers and distributors.

The Company believes that its intellectual property is an essential asset of its business and gives us a competitive advantage. We rely on a combination of trademark, copyright and trade secret laws in the United States and internationally, as well as contractual provisions, to protect our proprietary technology and our brands. We also rely on copyright laws to protect the appearance and design of our sites and applications, although to date we have not registered for copyright protection on any particular content. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality with third parties. The Company also files patent applications to protect innovations arising from our research and development.

These efforts we have taken to protect our intellectual property may not be sufficient or effective and we may not receive approval on our pending patents. It may be possible for other parties to copy or otherwise obtain and use content of its platform and brand names without authorization.

Employees

On average, we employed approximately 250 full-time employees throughout the reporting period. Additionally, we use independent contractors and temporary personnel to supplement our workforce, particularly in the software development and technology tasks. Our employees are not represented by a labor union, and we consider our employee relations to be very good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, developers, and other technical staffs.

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

Sources and Availability of Raw Materials

Our products do not require the consumption of physical raw materials. Our products mainly involve cost of rendering of services, such as employees, contractors, amortization of intangible assets and etc.

Dependence on One or a Few Customers

In Fiscal year 2022, we did not depend on one or a few customers.

Government Regulation

Our operations are subject to, and affected by, various government regulations, as well as foreign and U.S. federal, state and local government authorities. Our providers, distributors, etc. are also subject to periodic renewal and ongoing regulatory requirements. The rules, regulations, policies and procedures affecting our businesses are constantly subject to change. The following descriptions are summaries in nature, and do not purport to describe all present and proposed laws and regulations affecting our businesses.

We operate several internet websites, which we use to distribute information about and supplement our programs. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under the age of 13, including the federal Child Online Protection Act (“COPA”) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”), amongst other privacy related rules and regulations. In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent we offer products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on us.

Thailand is in the process of introducing a Personal Data Protection Act (“PDPA”), which all companies in Thailand that handle personal data will be required to adhere to, once implemented. This means that employers, businesses, and individuals that collect and process personal data would have to review and ensure that their data policies, particularly those pertaining to the rights of the data subjects and the obligations of data controllers, are in line with the PDPA’s provision once it comes to effect.

Longroot Thailand’s operations are subject to, and affected by, various government regulations. The rules, regulations, policies and procedures affecting its businesses are constantly subject to change. Longroot Thailand is regulated under the Thai SEC Royal Decree on Digital Assets Businesses that requires all ICOs in Thailand to be conducted by a Thai SEC approved ICO Portal. As an ICO Portal, Longroot Thailand is also responsible for carrying out due diligence on issuers. The decree was only recently introduced in 2018, and is subject to amendment. Longroot Thailand will need to constantly monitor the regulations as they evolve to remain in compliance.

Longroot Thailand is also regulated under the Thailand Anti-Money Laundering Office (“AMLO”), and is required to adhere to the Anti-Money Laundering Act and Counter-Terrorism and Proliferation of Weapon of Mass Destruction Financing Act of Thailand. As such, Longroot Thailand carries out Know Your Customer (“KYC”) checks on all issuers, investors and its internal team before onboarding them to help ensure compliance.

There are several business taxes levied by the Thai central government under the principal tax law, Revenue Code, such as Corporate Income Tax, Value Added Tax, Specific Business Tax, Customs Duties, Excise Tax and Stamp Duties. Hotplay Thailand and Longroot Thailand have a duty to assess their own income and ensure the right amount of taxes are paid to the government authorities and to correct to avoid additional tax penalty after the government inspection.

Blockchain technologies and digital currencies, are increasingly becoming subject to governmental regulation, both in the US and internationally. Blockchain technologies and cryptocurrency are under review with a number of US and foreign governmental agencies. Other governmental or quasi-governmental regulatory bodies have shown an interest in regulating or investigating companies engaged in digital currency related business. For instance, in early March 2021, the SEC chairperson nominee expressed an intent to focus on investor protection issues raised by cryptocurrencies. Presently, except as otherwise discussed in this Report, we do not believe any regulatory body in a foreign jurisdiction in which we operate, US or State regulatory body has taken any action or position adverse to our blockchain and digital currency related activities; however, future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability.

NextBank provides traditional banking services and the origination and sale of loans and receivables financing, among other types of lending services, as an International Financial Entity (“IFE”) under license by the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”). Pursuant to its authorization to operate as an IFE, the International Financial Center Regulatory Act of Puerto Rico, as amended (the “IFE Act”), it will be only allowed to perform banking transactions (accepting deposits, making loans, etc.) with any person or entity not considered domestic (in Puerto Rico) (with the exception of the investments in stocks, notes or bonds from the local government) including a range of transactions enumerated in its charter and other transactions for which prior approval is required from the OCIF. The minimum capitalization of the IFE will be $5 million. As provided in the IFE Act, at least $0.25 million must be fully paid-in at the time the license to operate as an international financial entity is issued by the Commissioner. The capital of the IFE must satisfy the adequacy criteria required in a safe and sound financial institution, in the manner provided by federal and state banking statutes and verification of which used by the Federal Deposit Insurance Corporation.

Other Regulations

We are also subject to various local, state, and federal regulations, including, without limitation, regulations promulgated by federal and state environmental, health and labor agencies.

Recent Material Events

Appointment and departure of Executive Officers and Directors of the Company

Effective upon the Closing of the HotPlay Share Exchange, resignations of Mr. Pasquale “Pat” LaVecchia, Mr. Doug Checkeris, Mr. Rupert Duchesne, Mr. Robert “Jamie” Mendola, Jr. and Ms. Alexandra C. Zubko became effective and such persons were deemed to have resigned from the board of directors of the Company. In addition, Mr. Simon Orange, a then member of the board of directors, resigned as a director of the Company effective on June 30, 2021. Mr. William Kerby and Mr. Donald P. Monaco, remained as members of the board of directors following the closing.

In connection with the closing of the HotPlay Share Exchange, and pursuant to the terms thereof, the Company’s board of directors approved the increase in the number of directors from eight to nine and upon closing of the HotPlay Share Exchange, each of Mr. J. Todd Bonner, Ms. Nithinan Boonyawattanapisut (the spouse of Mr. Bonner), Mr. Komson Kaewkham, Mr. Athid Nanthawaroon, Mr. Yoshihiro Obata, Ms. Stacey Riddell, and Ms. Carmen L. Diges were appointed to serve as members of the board of directors of the Company, joining William Kerby and Donald Monaco who remained on the board of directors following the closing.

Mr. J. Todd Bonner and Mr. Donald Monaco were appointed as Co-Chairpersons of the board of directors following the closing. Certain of the new members of the board of directors were also appointed as members of the committee of the board of directors, as discussed in further detail elsewhere in this Report.

The board of Directors determined that Mr. Komson Kaewkham, Mr. Yoshihiro Obata, Ms. Stacey Riddell, and Ms. Carmen L. Diges, were “independent” pursuant to the rules of the Nasdaq Capital Market.

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

On December 9, 2021, the Company’s board of directors appointed Edward Terrence Gardner, Jr. as an independent director of the Company, following the appointment, the board is now composed of 10 members.

Change in Principal Executive Officer (“PEO”)

On January 3, 2022, Nithinan “Jess” Boonyawattanapisut, Co-Chief Executive Officer of the Company, assumed the role of the Company’s PEO, thereby replacing William Kerby, the Company’s other Co-Chief Executive Officer, who stepped down from the PEO role.

Ms. Boonyawattanapisut’s assumption of the Company’s PEO role was based on various considerations, including her familiarity with the Company’s financial statements and operations post-acquisition of HotPlay.

Significant Business and Asset Acquisitions

Reinhart Interactive TV AG and Zappware N.V.

On January 15, 2021, we entered into a Founding Investment and Subscription Agreement with Reinhart Interactive TV AG, a company organized in Switzerland, and Jan C. Reinhart, the founder of Reinhart. The Investment Agreement contemplated the Company acquiring 51% of the ownership of Reinhart, in consideration for 10 million Swiss Francs (approximately $10.8 million US). Consideration was paid by cash and the transaction was closed on June 23, 2021.

More information regarding this transaction is disclosed in Note 4 - Acquisitions and Dispositions.

NextBank International (formerly IFEB)

On April 1, 2021, we entered into a Bill of Sale for Common Stock, effective March 22, 2021, with certain third parties, pursuant to which the Company agreed to purchase 2,191,489 shares, the IFEB Shares, of authorized and outstanding Class A Common Stock of IFEB, a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico, which IFEB Shares totaled approximately 57.16% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6.4 million, which amount was paid to the sellers on April 1, 2021.

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

More information regarding this transaction is disclosed in Note 4 - Acquisitions and Dispositions.

Go Game Asset Purchase

On June 30, 2021, the Company entered into a Securities Purchase Agreement (the “Go Game SPA”) with David Ng, an individual (the “Seller”). Pursuant to the Go Game SPA, the Company agreed to acquire a 37% interest in the capital stock of Go Game Pte Ltd, a Singapore private limited company (“Go Game”), a mobile game publisher and technology company, representing an aggregate of 686,868 shares of Go Game’s Class B Preferred shares (the “Initial Go Game Shares”). The Go Game SPA also included an option whereby the Company could acquire additional shares of Go Game, as described in greater detail below. Pursuant to the Go Game SPA, the aggregate consideration to be paid for the Initial Go Game Shares was: (i) 6,100,000 shares of Series D Preferred Stock (representing $6.1 million of value, based on an aggregate liquidation preference of $6.1 million), and (ii) $5 million in cash, with $1.25 million paid on June 30, 2021, $1.25 million payable on or before July 31, 2021, and $2.5 million payable on or before September 30, 2021.

Pursuant to the Go Game SPA, the Company was also granted an option (the “Go Game Option”), to purchase up to an additional 259,895 shares of Go Game’s Class B Preferred shares from the Seller (the “Option Shares”) (representing 14% of Go Game’s outstanding Class B Preferred shares, or 51% with the Initial Go Game Shares). The Go Game Option was subject to the Seller’s acquisition of the Option Shares subsequent to the date of the Go Game SPA. The Go Game Option was to be exercisable from time to time after the date that the shareholders of the Company approved the issuance of shares of common stock upon conversion of the Series D Preferred Stock and in connection with the Go Game Option (the “Approval Date”), and prior to January 1, 2022. The per share consideration due in connection with an exercise of the Go Game Option was to be equal to $70 million, divided by the then number of outstanding shares of Go Game ($37.71 per share at the time the agreement was entered into) (the “Call Option Price”). The Call Option Price was to be satisfied by the issuance of shares of Company common stock valued based on the greater of (a) $2.35 per share and (b) 85% of the average of the closing prices of the Company’s common stock for the prior thirty days (the “30-Day Average”). The Seller agreed not to transfer the Option Shares from the date acquired through the exercise or expiration of the Go Game Option. Upon issuance of any shares of common stock upon exercise of the Go Game Option, the Seller agreed to enter into a lock-up agreement restricting any sales or transfers of any shares of common stock of the Company for a period of 18 months following the issuance date.

We agreed, pursuant to the Go Game SPA, that, upon our purchase of the Initial Go Game Shares, we would appoint the Seller to the board of directors of the Company, and that we would continue to nominate the Seller as a board nominee for appointment on the board of directors at each subsequent shareholder meeting of the Company, subject to certain exceptions, until the earlier of (i) Seller’s death; (ii) Seller’s resignation from the board of directors; (iii) the date that Seller is no longer qualified to serve as a member of the board of directors; (iv) the date the board of directors, acting in good faith, determines that the continued appointment of Seller to the board of directors would violate the fiduciary duties of such members of the board of directors; (v) the third anniversary of the acquisition of the Initial Go Game Shares; and (vi) the date that the Seller holds less than 2 million shares of Company common stock (including shares of common stock issuable upon conversion shares of Series D Preferred Stock held by Seller).

As of November 30, 2021, the second payment of $1.25 million, originally payable on or before July 31, 2021 and the third payment of $2.5 million originally payable on or before September 30, 2021 had not been paid and the shares of Series D Preferred Stock had not been issued, and such payments remained on hold subject to the completion of due diligence and further negotiation by the parties. Total payments made to the Seller as of November 30, 2021 were $1,250,000.

On March 30, 2022, the Company, Go Game and the Seller entered into an asset purchase agreement (the “Asset Purchase Agreement”), which amended and restated in its entirety the Go Game SPA, whereby Go Game agreed to sell and assign to the Company, and the Company agreed to purchase and assume from Go Game, substantially all the assets and certain liabilities related to the goPlay platform (the “Go Game Assets”), together with a perpetual license to the goPay payment gateway (the “goPay License”).

The consummation of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) occurred on or about April 4, 2022, following the execution of the Asset Purchase Agreement on March 30, 2022.

As consideration for the Go Game Assets and the receipt of the goPay License, the Company agreed to pay $5,000,000 (the “Purchase Price”) as follows:

(i)	A cash payment of $1,250,000, which was paid previously by the Company to Go Game/Seller following the execution of the Go Game SPA;

(ii)	A cash payment of $1,500,000 at closing by wire transfer of immediately available funds; and

(iii)	A cash payment of $2,250,000, which shall be payable monthly by the Company to Go Game with simple interest thereon at the rate of 12.0% per annum until March 31, 2023.

No stock consideration of Go Game or the Company is being exchanged, as was previously contemplated under the Go Game SPA.

In the event the Company defaults on its monthly cash payment obligations under (iii) above, the Company agrees that the Seller shall be given the absolute right to demand for the return by way of assigning, transferring, and delivering to Seller all of the Company’s right, title, ownership and interest in certain games and source code for goPay (without taking away the perpetual licensing right).

For a period of six months following the closing, Go Game will provide transitional assistance to the Company to integrate the goPlay platform and associated game titles, together with the goPay payment gateway, at no additional charge.

The goPay License allows the Company to exploit the goPay payment gateway to enhance the products and service offerings of the Company. The goPay License does not allow the Company to exploit and sublicense the goPay technology as a stand-alone product.

Prior to the Closing, Go Game was engaged in discussions with potential customers of the goPlay platform. At the Closing, the Company and Go Game entered into a revenue share agreement (the “Revenue Share Agreement”), pursuant to which Go Game shall refer such potential customers and any other potential customers to the Company, in exchange for a right to receive 50% of net revenues attributable to such sales.

In addition, the Company and the Seller entered into a restrictive covenant agreement (the “Restrictive Covenant Agreement”) whereby Seller will agree to refrain from competing with the Company and soliciting the Company’s employees at the time of the closing and for a period of time thereafter in order to protect the Company’s legitimate business interests and goodwill in connection with the Asset Purchase Agreement.

Fighter Base Technologies Asset Purchase

On May 2, 2022, the Company completed the acquisition of certain of the assets of Fighter Base Publishing Inc. (“FBP”), an entity owned and controlled by Mark Vange, the Company Chief Technology Officer, pursuant to that Intellectual Property Purchase Agreement entered into by and between the Company and FBP on August 19, 2021. As consideration for the assets of FBP, the Company issued FBP 1,666,667 shares of Company common stock.

The assets purchased from FBP include the AI-powered video development platform of Make It Games (“MIG”), previously a wholly owned division of FBP. The platform includes proprietary technology that enables developers to create video games powered by AI. The technology supports the training of virtual characters to be more lifelike in appearance and behavior. Proprietary AI animation tools help program game or film characters to fully animate themselves, saving as much as 70% of the typical time and cost of animation.

Token IQ Asset Purchase

On May 2, 2022, the Company completed the acquisition of 100% of the assets of Token IQ Inc. (“Token IQ”), an entity owned and controlled by Mark Vange, the Company Chief Technology Officer, pursuant to that Intellectual Property Purchase Agreement entered into by and between the Company and Token IQ on August 19, 2021. As consideration for the assets of Token IQ, the Company issued Token IQ 1,250,000 shares of Company common stock.

The assets purchased from Token IQ focus on the digital assets industry, allowing the Company to provide its customers with KYC related services, as well as a solution to replace their digital assets should they lose access to, or control of, their digital assets, amongst other things. The foundational intellectual property purchased from Token IQ is designed to reconcile legal and regulatory requirements around digital assets, including KYC, Anti-money laundering and shareholder rights enforcement, all common pain points within the crypto markets today.

Financings

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

November Registered Direct Offering

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a registered direct offering, an aggregate of 18,987,342 shares (the “Shares”) of the Company’s common stock, together with warrants to purchase an aggregate of 14,240,508 shares of Common Stock (the “Warrants”), at a combined price of $1.58 per Share and accompanying three quarters of a Warrant. The net proceeds to the Company from the offering, after deducting placement agent fees and expenses and estimated offering expenses (excluding proceeds to the Company, if any, from the future exercise of the Warrants) were approximately $27.85 million.

The offering closed on November 3, 2021. The Shares, Warrants and shares of common stock issuable upon exercise of the Warrants were offered pursuant to a prospectus supplement, filed with the SEC on November 3, 2021, to the Company’s effective shelf registration statement on Form S-3 (File No. 333-257457), which was initially filed with the SEC on June 25, 2021, was amended on September 24, 2021 and October 27, 2021, and was declared effective on October 29, 2021.

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

The Warrants also include certain anti-dilution rights, which provide that if at any time the Warrants are outstanding, the Company issues or enters into any agreement to issue, or is deemed to have issued or entered into an agreement to issue (which includes the issuance of securities convertible or exercisable for shares of common stock), securities for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities; provided, however, that unless and until the Company has received stockholder approval to reduce the exercise price of the Warrants below $1.97 per share (the “Floor Price”), no such adjustment to the exercise price may be made. Pursuant to the Purchase Agreement, the Company agreed to use its reasonable best efforts to obtain stockholder approval within 90 days from the date of the prospectus supplement to remove the Floor Price of the Warrants. Until such shareholder approval is obtained, the Company has agreed to hold a special meeting of its stockholders every three months thereafter, for so long as the Warrants remain outstanding, to obtain such stockholder approval.

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

EF Hutton, division of Benchmark Investments, LLC (“EFH”), agreed to act as placement agent for the offering on a “reasonable best efforts” basis. Pursuant to the placement agency agreement entered into with EFG, the Company paid EFH an aggregate cash fee equal to 6.0% of the aggregate gross proceeds of the offering, a non-accountable expense reimbursement of 1.0% of the aggregate gross proceeds in the offering, and $50,000 for the reimbursement of certain of the EFH’s expenses.

At The Market Offering Agreement Facility

On March 4, 2022, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock having an aggregate gross offering price of up to $20 million (the “Shares”) to or through the Agent (the “ATM Offering”).

Any Shares sold to or through the Agent will be issued pursuant to a prospectus dated October 29, 2021 and a prospectus supplement dated March 4, 2022 filed with the SEC (the “Prospectus Supplement”), in connection with one or more offerings of the Shares pursuant to the Prospectus Supplement. Subject to the terms and conditions of the ATM Agreement, the Agent will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations to sell the Shares from time to time, based upon the Company’s instructions. Sales of the Shares, if any, under the ATM Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including sales made by means of ordinary brokers’ transactions (including directly on the Nasdaq Capital Market), at market prices or as otherwise agreed between the Company and the Agent. The Agent is not under any obligation to purchase any of the Shares on a principal basis pursuant to the ATM Agreement, except as otherwise agreed by the Agent and the Company in writing pursuant to a separate terms agreement. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the ATM Agreement or terminate the ATM Agreement. As compensation for services provided, if any, the Agent will be entitled to a commission at a fixed commission rate equal to 3.0% of the gross sales price of any Shares sold in the ATM Offering.

Note Purchase Agreements: Streeterville Capital, LLC

November 2020 Note Purchase Agreement

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

On November 4, 2021, upon completion of the November 2021 registered direct offering (discussed above), the Company completely paid off the November 2020 Streeterville Note in the amount of $3,100,807.

March 2021 Note Purchase Agreement

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

The March 2021 Streeterville Note bore interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on March 23, 2022). From time to time, beginning six months after issuance, Streeterville had the right to redeem a portion of the March 2021 Streeterville Note, not to exceed $2.125 million. In the event we did not pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount was to be added to the outstanding balance of the March 2021 Streeterville Note. Under certain circumstances, the Company had the right to defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral the outstanding balance of the March 2021 Streeterville Note would increase by 2%. Subject to the terms and conditions set forth in the March 2021 Streeterville Note, the Company could prepay all or any portion of the outstanding balance of the March 2021 Streeterville Note at any time subject to a prepayment penalty equal to 10% of the amount of the outstanding balance to be prepaid. For so long as the March 2021 Streeterville Note remained outstanding, the Company agreed to pay to Streeterville 20% of the gross proceeds that the Company received from the sale of any of its common stock or preferred stock, which payments were applied towards and reduced the outstanding balance of the March 2021 Streeterville Note, which percentage would increase to 30% upon the occurrence of, and continuance of, an event of default under the March 2021 Streeterville Note (each an “Equity Payment”). The outstanding balance of the March 2021 Streeterville Note would have automatically increased by 10% each time that we failed to pay an Equity Payment. Additionally, in the event we failed to timely pay any such Equity Payment, Streeterville had the right to seek an injunction which would prevent us from issuing common or preferred stock until or unless we pay such Equity Payment.

The March 2021 Note Purchase Agreement required that we complete the purchase of the Reinhart Interactive TV AG equity interests discussed below (the “Reinhart Interest”), within ten days of the date of the sale of the March 2021 Streeterville Note, and that the Company pledge the Reinhart Interest to Streeterville pursuant to a pledge agreement thereafter, both of which were timely completed.

The Company made a required equity payment of $1,857,250 to Streeterville under the March 2021 Streeterville Note on May 26, 2021, with funds raised through a May 2021 underwritten offering, which represented approximately 20% of the funds raised in such offering. On November 4, 2021, the Company paid down the outstanding balance of the March 2021 Streeterville Note, with funds raised through the November 2021 registered direct offering (discussed above).

October 2021 Note Purchase Agreement

On October 22, 2021, the Company entered into the Note Purchase Agreement (the “October 2021 Note Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $1,665,000 (the “October 2021 Streeterville Note”). Streeterville paid consideration of $1,500,000, which represents the original principal amount less a $150,000 OID, which was fully earned upon issuance, and a total of $15,000 to cover Streeterville’s professional fees and transaction expenses.

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

The October 2021 Note Purchase Agreement and the October 2021 Streeterville Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. As described in the October 2021 Streeterville Note, upon the occurrence of certain events of default (mainly our entry into bankruptcy), the outstanding balance of the October 2021 Streeterville Note will become automatically due and payable. Upon the occurrence of other events of default, Streeterville may declare the outstanding balance of the October 2021 Streeterville Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Streeterville), interest on the October 2021 Streeterville Note will accrue at a rate of 22% per annum, or if lesser, the maximum rate permitted under applicable law. The October 2021 Note Purchase Agreement prohibits Streeterville from shorting our stock through the period that Streeterville holds the October 2021 Streeterville Note.

As of February 28, 2022, the remaining principal balance of Streeterville Notes was $4,053,737, plus accrued interest of $653,587.

On May 5, 2022, the Company and Streeterville entered into a Standstill Agreement, pursuant to which Streeterville agreed that it will not seek to redeem any portion of the October 2021 Streeterville Note before September 18, 2022. As consideration for such agreement, the outstanding balance of the October 2021 Streeterville Note was increased by approximately $87,639, resulting in an updated outstanding balance of approximately $1,840,913 as of such date. Pursuant to Standstill Agreement, in the event of a default by the Company under the October 2021 Streeterville Note, the Standstill Agreement shall terminate immediately. Except as provided herein, the Standstill Agreement does not impact or alter the terms of the October 2021 Streeterville Note or the October 2021 Purchase Agreement, both of which remain in full force and effect.

More information regarding this transaction is disclosed in Note 9 – Notes Payable.

May 2022 Streeterville Note Purchase

On May 5, 2022 (the “Effective Date”), the Company entered into a new Note Purchase Agreement (the “May 2022 Note Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $2,765,000 (the “May 2022 Streeterville Note”). Streeterville paid consideration of $2,500,000, which amount represents the original principal amount less a $250,000 OID, which was fully earned upon issuance, and a total of $15,000 to cover Streeterville’s professional fees and transaction expenses incurred in connection with the transaction.

The May 2022 Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on May 5, 2023). From time to time, beginning six months after issuance, Streeterville may redeem any portion of the May 2022 Note, up to a maximum amount of $625,000 per month. In the event the Company fails to pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the May 2022 Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral, the outstanding balance of the May 2022 Note is increased by 2%.

Subject to the terms and conditions set forth in the May 2022 Note, the Company may prepay all or any portion of the outstanding balance of the May 2022 Note at any time subject to a prepayment penalty equal to (i) 5% of the amount of the outstanding balance to be prepaid if such prepayment is made on or before six months from the Effective Date and (ii) 10% of the amount of the outstanding balance to be prepaid if such prepayment is made after six months from the Effective Date. For so long as the May 2022 Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock within ten days of receiving such amount, which payments will be applied towards and will reduce the outstanding balance of the May 2022 Note, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the May 2022 Note (each an “Equity Payment”). Each time that the Company fails to pay an Equity Payment, the outstanding balance of the May 2022 Note automatically increases by 10%. Additionally, in the event the Company fails to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent the Company from issuing common or preferred stock until or unless the Company paid all past-due Equity Payments.

Additionally, upon each major default described in the May 2022 Note (including, without limitation, the failure to pay amounts under the May 2022 Note when due or to observe any covenant under the May 2022 Purchase Agreement (other than the requirement to make Equity Payments)), the outstanding balance of the May 2022 Note may be increased, at Streeterville’s option, by 15%, and for each other default, the outstanding balance of the May 2022 Note may be increased, at Streeterville’s option, by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the May 2022 Note immediately prior to the first event of default.

The May 2022 Purchase Agreement and the May 2022 Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. Pursuant to the May 2022 Note, upon the occurrence of certain events of default (mainly our entry into bankruptcy), the outstanding balance of the May 2022 Note will become automatically due and payable. Upon the occurrence of other events of default, Streeterville may declare the outstanding balance of the May 2022 Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Streeterville), interest on the May 2022 Note will accrue at a rate of 22% per annum, or if lesser, the maximum rate permitted under applicable law. The May 2022 Purchase Agreement prohibits Streeterville from shorting our stock through the period that Streeterville holds the May 2022 Note.

The May 2022 Purchase Agreement also provides for cross-indemnification by the parties in the event that they incur loss or damage related to, among other things, a breach of applicable representations, warranties, or covenants under the May 2022 Purchase Agreement.

In connection with the May 2022 Purchase Agreement and the May 2022 Note, the Company entered into a Security Agreement with Streeterville, pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company.

IDS Settlement

On August 15, 2019, the Company entered into an Intellectual Property Purchase Agreement (“and the “IP Purchase Agreement”) with IDS Inc. (“IDS”). Pursuant to the IP Purchase Agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, the Company issued IDS 1,968,000 shares of restricted common stock (the “IDS Shares”) valued at $2.50 per share, or $4.9 million in aggregate.

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

The complaint was filed because of IDS’ failure to deliver the IP Assets, certain other actions of IDS and the other of the defendants which the Company alleged constituted fraud. The Company sought to unwind the IP Purchase Agreement and sought damages for the Company due to IDS’ and the other defendants’ breaches thereunder. IDS, through its counsel, sent a letter threatening to bring a shareholders’ derivative action and/or direct suit against the Company. In response to such letter, the Company’s board of directors empowered the governance committee to conduct an internal investigation into the claims. The results of the investigation, conducted by several law firms, were presented to the Company’s board and the board concluded that no fraudulent activities occurred. The investigation concluded in October 2020.

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

The remaining parties to the litigation subsequently attempted to mediate pursuant to a court ordered mediation in February 2021.

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (the “IP Purchase Amendment”). Pursuant to the IP Purchase Amendment, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2.85 million (the “Payment”), payable by way of an initial payment of $0.5 million, and twelve monthly payments of approximately $0.2 million (collectively, the “Required Payments”), with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of the Company or a third-party) (a “Paying Party”), for the benefit of the Company, which shall be treated for all purposes as a payment by the Company. As consideration for such Paying Party making such payment on behalf of the Company, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.6888 as to the first $0.5 million payment, and 0.691 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares). Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment, as discussed above, by the Company (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company.

Pursuant to the IP Purchase Amendment, on May 19, 2021, the Company made the initial payment of $0.5 million. Thereafter, the first 344,400 shares of common stock repurchased by the Company were returned to treasury and cancelled.

On September 27, 2021, the Court entered the Agreed Order. The Court ordered that:

(i)	the Company resume the monthly payment on or before September 28, 2021 (which payment has not been made due to failure of IDS to provide required documents);

(ii)	$24,583.33 shall be paid monthly to one of IDS’ counsel and the balance of each payment shall be paid to the IDS Defendants; and

(iii)	$20,000 of the 12th monthly payments shall be withheld pending further order of the court; and

(iv)	NextPlay (formerly Monaker) was awarded its fees and costs associated with the filing of the Motion.

As of February 28, 2022 and through the filing date of this Report, IDS still has not provided any of the necessary documents in order for the stock transfers.

Item 1A. Risk Factors

In addition to the other information in this Annual Report, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and/or in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this Annual Report or that we have made or will make elsewhere.

Risks Related to Our Business Generally

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of February 28, 2022, we had an accumulated deficit of $39.2 million. Net loss for the year ended February 28, 2022, amounted to $40.4 million. Our NextMedia division generated gross profits of $4.8 million, our NextFinTech division generated gross profits of $1.1 million and our NextTrip division generated gross profits of $0.02 million for the year ended February 28, 2022, and as of February 28, 2022, we had working capital of $6.3 million.

We are subject to all the substantial risks inherent in the development of a new business enterprise within extremely competitive industries. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our future operating results depend on many factors, including, without limitation, demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the markets in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve, or sustain profitability, or continue as a going concern. Furthermore, due to our relatively small size and market footprint, we may be more susceptible to issues affecting the cryptocurrency, gaming, banking and global travel industries in general, such as COVID-19, contractions in the cryptocurrency, gaming, banking and global travel industries, or regulatory changes, as compared to larger competitors.

We currently have a monthly cash requirement of approximately $1,500,000. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of February 28, 2022, we had $27.5  million of current liabilities.

We have experienced liquidity issues due to, among other reasons, our limited ability to raise adequate capital on acceptable terms. We have historically relied upon the sale of our securities and the issuance of promissory notes to fund our operations and have devoted significant efforts to reduce that exposure. We anticipate that we will need to obtain additional funding to support the operations and to continue to repay our outstanding debt for the foreseeable future. If we are unable to achieve operational profitability or are not successful in securing other forms of financing, we will have to evaluate alternative actions to reduce our operating expenses and conserve cash.

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The financial statements included elsewhere in this Report have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, such financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The financial statements included elsewhere in this Report also include a going concern footnote from our auditors.

In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, we may be forced to scale back our business plan and/or liquidate some or all of our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

Global pandemics, such as COVID-19 have had, and could in the future have, a material adverse impact our business, operating results, and liquidity.

Our business and operations have been, and could in the future be, adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which the Company and our clients and partners operate, and are significantly impacting economic activity and financial markets. Many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations. The COVID-19 pandemic, and governmental responses thereto, have also had an unprecedented effect on the global travel industry. The ability to travel has been curtailed through border closures, mandated testing, mandated travel restrictions and limited operations of hotels and airlines, which has resulted in unprecedented levels of cancellations and limited new travel bookings in our NextTrip division and may be further limited through additional voluntary or mandated closures of travel-related businesses. In addition, our clients’, advertisers’ and partners’ businesses or cash flows have been and may continue to be negatively impacted by COVID-19, which has and may continue to lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables.

The duration and severity of the COVID-19 pandemic are still uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions have been lifted in many jurisdictions and vaccines are now widely available in the United States and in many other jurisdictions. We also cannot predict the long-term effects of the COVID-19 pandemic on our partners and their business and operations, or the ways that the pandemic may fundamentally alter the industries in which we operate. Moreover, any additional COVID-related measures, restrictions or changes in laws or regulations, whether in the United States or other countries, may exacerbate the negative impact of the COVID-19 pandemic on our business, financial condition, results of operations, cash flows and liquidity position.

We currently anticipate an increase in year-over-year revenue for our fiscal 2023 year as compared to fiscal year 2022 (ended February 28, 2022). However, the ultimate extent of the COVID-19 pandemic and its impact on the industries in which we operate and overall economic activity is constantly changing and impossible to predict currently. Furthermore, we do not currently anticipate future revenues will be sufficient to support or operating expenses in the near term.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for advertising, video games, financial services, travel and other technology offerings. Economic downturns or unstable market conditions may cause advertisers to decrease or pause their advertising budgets, which could reduce spend though our IGA and real-time rewards platform. Similarly, economic downturns could also decrease the amount of disposable income gamers have available for the purchase of our video game offerings, customers have to invest in cryptocurrencies, and/or that our customers have to travel. Additionally, as described above, public health crises may disrupt the operations of our customers and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact their business and results of operations, including cash flows. Economic downturns and less than optimal market conditions could adversely affect our business, financial condition and results of operations.

We have a limited operating history in certain of the industries that we currently operate in and have incurred significant operating losses since inception. We may never become profitable or, if achieved, be able to sustain profitability.

There is no significant operating history upon which to base any assumption as to the likelihood that certain of our business endeavors will prove successful, and we may never achieve profitable operations. We currently expect to incur net losses for the foreseeable future. Even if we do achieve profitability, there can be no guarantee that we will be able to sustain profitability. As a result of the acquisition of HotPlay in 2021 (and subsequent acquisitions), our business model has changed significantly in the last year, and we have limited experience in certain of the industries that we now operate in. If we are unsuccessful in infiltrating and selling our products and services in the industries that we operate in, it will have a material adverse impact on our business, financial condition and results of operations.

We have significant indebtedness, which could adversely affect our business and financial condition.

We currently have significant indebtedness. As of February 28, 2022, we had total current liabilities of $27.5  million. Risks relating to our indebtedness include, without limitation:

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

Our obligations under the October 2021 and May 2022 Streeterville Notes are secured by a first priority security interest in substantially all of our assets.

On October 22, 2021 and May 5, 2022, we entered into Note Purchase Agreements with Streeterville, pursuant to which we sold Streeterville the October 2021 and May 2022 Streeterville Notes, in the aggregate principal amount of $2,765,000. The October 2021 and May 2022 Streeterville Notes all bear interest at a rate of 10% per annum and mature 12 months from their date of issuance. For so long as any of the notes remain outstanding, we have agreed to pay to Streeterville 20% of the gross proceeds that we receive from the sale of our common stock or preferred stock within ten days of receiving such amount, which payments will be applied towards and will reduce the outstanding balance of the notes, which percentage increases to 30% upon the occurrence of, and continuance of, an event of default under the Streeterville Note.

In connection with issuance of the October 2021 and May 2022 Streeterville Notes, we entered into Security Agreements with Streeterville, pursuant to which our obligations to Streeterville under the notes are secured by substantially all of our assets. As such, Streeterville may enforce its security interests over our assets and/or our subsidiaries that secure the repayment of such obligations, take control of our assets and operations, force us to seek bankruptcy protection or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

Our ability to service our indebtedness will depend on our ability to generate cash and/or raise additional capital in the future.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future and/or raise additional capital. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. We may continue to not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, and we may not be able to obtain additional financing on terms favorable to us (if at all), either of which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs, and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

We have agreed to hold meetings of our stockholders every 90 days for purposes of removing the Floor Price of certain Warrants, which may be time consuming and expensive.

On November 3, 2021, we sold Warrants (the “2021 Warrants”) to purchase an aggregate of 14,240,508 shares of common stock, together with 18,987,342 shares of our common stock, to certain accredited investors in a registered direct offering. Each 2021 Warrant has an initial exercise price of $1.97 per share (the Floor Price), and may be exercised commencing six months after the issuance date and terminating on the fifth anniversary thereof. The 2021 Warrants provide that if at any time the 2021 Warrants are outstanding, we issue or enter into any agreement to issue, or are deemed to have issued or entered into an agreement to issue, certain securities for consideration less than the then current exercise price of the 2021 Warrants, the exercise price of such 2021 Warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities; provided, however, that unless and until we have received stockholder approval to reduce the exercise price of the 2021 Warrants below the Floor Price, no such adjustment to the exercise price may be made.

We have agreed to hold a special meeting of our stockholders every 90 days for the life of the 2021 Warrants to obtain stockholder approval of the removal of the Floor Price, which stockholder approval may never be obtained. Holding stockholder meetings is expensive and requires significant time and efforts of our management. If stockholder approval is not obtained during the life of the 2021 Warrants, such expenses and diversion of management’s time and efforts could have a material adverse effect on our financial condition, business, and operations.

Our long-term success depends, in part, on our ability to continue to expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations.

We currently conduct business throughout the world and expect that international sales (including in emerging markets in Asia and elsewhere) will account for a significant portion of our total revenues and profits in the near term. We are making significant investments to continue to build our international operations and to expand globally, which may include acquiring international businesses and conducting business in jurisdictions where we do not currently operate. Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term or otherwise be successful. In addition, conducting international operations subjects us to risks that include, amongst other things:

●	the cost and resources required to localize our services, which requires the translation of our websites and their adaptation for local practices and legal and regulatory requirements;

●	adjusting the products and services we provide in foreign jurisdictions, as needed, to better address the needs of local owners, managers, distributors and travelers, and the threats of local competitors;

●	being subject to foreign laws and regulations, including those laws governing Internet activities, email messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices, which may be less developed, less predictable, more restrictive, and less familiar, and which may adversely affect financial results in certain regions;

●	competition with companies that understand the local market better than we do or who have pre-existing relationships with property owners, managers, distributors and travelers in those markets;

●	legal uncertainty regarding our liability for the transactions and content on our websites, including uncertainty resulting from unique local laws or a lack of clear precedent of applicable law;

●	lack of familiarity with, and the burden of complying with, a wide variety of other foreign laws, legal standards and foreign regulatory requirements, including invoicing, data collection and storage, financial reporting and tax compliance requirements, which are subject to unexpected changes;

●	laws and business practices that favor local competitors or prohibit or limit foreign ownership of certain businesses;

●	adapting to variations in foreign payment forms;

●	difficulties in managing and staffing international operations and establishing or maintaining operational efficiencies;

●	difficulties in establishing and maintaining adequate internal controls and security over our data and systems;

●	currency exchange restrictions and fluctuations in currency exchange rates;

●	potentially adverse tax consequences, which may be difficult to predict, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;

●	increased financial accounting and reporting burdens and complexities and difficulties in implementing and maintaining adequate internal controls;

●	political, social and economic instability abroad, war, terrorist attacks and security concerns in general;

●	the potential failure of financial institutions internationally;

●	varying effects of global pandemics and epidemics, including COVID-19 on different countries;

●	reduced or varied protection for intellectual property rights in some countries; and

●	higher telecommunications and Internet service provider costs.

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

We are exposed to fluctuations in currency exchange rates.

Because we conduct a significant portion of our business outside the United States but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. In addition, fluctuation in our mix of U.S. and foreign currency denominated transactions may contribute to this effect as exchange rates vary. Moreover, as a result of these exchange rate fluctuations, revenue, cost of revenue, operating expenses and other operating results may differ materially from expectations when translated from the local currency into U.S. dollars upon consolidation. For example, if the U.S. dollar strengthens relative to foreign currencies our non-U.S. revenue would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to foreign currencies would increase our non-U.S. revenue when translated into U.S. dollars. We may enter into hedging arrangements in order to manage foreign currency exposure but such activity may not completely eliminate fluctuations in our operating results.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Although our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Report.

We currently rely on a small number of third-party service providers to host and deliver a significant portion of our products and services, and any interruptions or delays in services from these third parties could impair the delivery of our products and services and harm our business.

We rely on third-party service providers for numerous products and services, including payment processing services, data center services, web hosting services, online gaming platforms, insurance products for customers and travelers and some customer service functions. We rely on these companies to provide uninterrupted services and to provide their services in accordance with all applicable laws, rules and regulations.

We use a combination of third-party data centers to host our websites and core services. We do not control the operation of any of the third-party data center facilities we use. These facilities may be subject to break-ins, computer viruses, denial-of-service attacks, sabotage, acts of vandalism and other misconduct. They are also vulnerable to damage or interruption from power loss, telecommunications failures, fires, floods, earthquakes, hurricanes, tornadoes and similar events. We currently do not have a comprehensive disaster recovery plan in place. As a result, the occurrence of any of these events, a decision by our third-party service providers to close their data center facilities or to terminate their contracts with us without adequate notice or other unanticipated problems could result in loss of data as well as a significant interruption in our products and services and harm to our reputation and brand.

Furthermore, we depend on continuous and uninterrupted access to the Internet through third-party bandwidth providers to operate our business. If we lose the services of one or more of our bandwidth providers for any reason, or if their services are disrupted, we could experience disruption in our products and services or we could be required to retain the services of a replacement bandwidth provider, which could harm our business and reputation.

If these companies experience difficulties and are not able to provide services in a reliable and secure manner, if they do not operate in compliance with applicable laws, rules and regulations and, with respect to payment and card processing companies, if they are unable to effectively combat the use of fraudulent payments on our websites or games, our results of operations and financial positions could be materially and adversely affected. In addition, if such third-party service providers were to cease operations or face other business disruption either temporarily or permanently, or otherwise face serious performance problems, we could suffer increased costs and delays until we find or develop an equivalent replacement, any of which could have an adverse impact on our business and financial performance.

Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.

From time to time, we are involved in lawsuits, regulatory inquiries, and may be involved in governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.

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

The industries in which we participate are highly competitive, and we may be unable to compete successfully with our current or future competitors.

The advertising, gaming, communications, FinTech, digital assets, and travel industries are all highly competitive. Our NextMedia business competes with companies that sell advertising, as well as with companies that provide social, media, and communication products and services that are designed to engage users on mobile devices and online. We face significant competition in every aspect of our NextMedia business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. Additionally, we have seen, and expect to continue to see, new competitors enter the market for mobile games and existing competitors to allocate more resources to developing and marketing competing mobile games and applications.

The digital assets industry is highly innovative, rapidly evolving, and characterized by healthy competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. Our NextFinTech business competes with other FinTech companies, including a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on digital assets-based services. We expect competition in this sector to further intensify in the future as existing and new competitors introduce new products or enhance existing products.

Our NextTrip division is also subject to intense competition. The market to provide listing, search and marketing services for the ALR industry is very competitive and highly fragmented. In addition, the barriers to entry are low and new competitors may enter. There are thousands of vacation rental listing websites that compete directly with us for listings, travelers, or both, such as Booking.com, HomeAway.com, Airbnb, and TripAdvisor. Many of these competitors offer free or heavily discounted listings or focus on a particular geographic location or a specific type of rental property. Some of them also aggregate property listings obtained through various sources, including the websites of property managers some of whom will also market their properties on our websites. Competitors also operate websites directed at the wider fragmented travel lodging market, such as Airbnb and HomeAway, by listing either rooms or the owner’s primary home. We also compete with online travel agency websites, such as Expedia, Hotels.com, Kayak, Priceline, Booking.com, Orbitz and Travelocity, which have traditionally provided comprehensive travel services and some of whom are now expanding into the vacation rental category.

In addition, many of our current or potential competitors are larger, have longer operating histories, and have greater financial, technical, marketing, research and development, and other resources than we do. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition in their markets, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. Many of our competitors offer products and services directed at more specific markets than those we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities and technologies. Furthermore, because of these advantages, existing and potential partners, customers, clients, and distributors might accept our competitors’ offerings, even if they may be inferior to ours. For all of these reasons, we may not be able to compete successfully against our current and future competitors. Any material decrease in demand for our products or services may have a material adverse effect on our business, financial condition, and results of operations.

Our failure to be current in our filings with the SEC could pose significant risks to our business, which could, individually or in the aggregate, materially and adversely affect our financial condition and results of operations.

Despite our efforts, we were unable to file this Report with the SEC on or before the applicable filing deadline. We may face various consequences as a result, as further discussed below, which could, individually or in the aggregate have a material adverse affect on our financial condition and results of operations.

Under the Exchange Act, the Company (as a reporting company) is required to file certain periodic and current reports with the SEC in order to provide investors important financial and business information related to the Company. Examples of these reports include the annually filed Form 10-K and the quarterly filed Form 10-Q. Periodic reports help investors to make informed investment decisions about the purchase or sale of a reporting company’s securities. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. The SEC’s Divisions of Enforcement and Corporation Finance jointly established the Delinquent Filings Program in 2004 to encourage reporting companies that are delinquent in filing their periodic reports to submit their periodic reports or rectify deficient periodic reports. If a reporting company identified as a delinquent filer fails to submit its periodic reports, Section 12(k) of the Exchange Act gives the SEC the authority to suspend trading in a security for up to 10 trading days if the SEC believes that a suspension is required to protect investors and the public interest. A trading suspension by the SEC halts the trading in a security on all trading platforms. In addition, Section 12(j) gives the SEC the authority to revoke, or suspend for up to twelve months, an issuer’s securities registration if, after an administrative hearing, the SEC finds that an issuer violated the Exchange Act by failing to file its periodic reports.

Additionally, issuers who have not timely filed their periodic reports lose their eligibility to offer and sell their securities under a Form S-3 Registration statement, which can make it more difficult for companies to raise funds in a timely and cost effective manner, or at all. Pursuant to Form S-3, unless relief is provided by the SEC, the loss of eligibility to use Form S-3 extends for a period of 12 months from the delinquent filing. As a result, unless we are able to obtain relief from the SEC, we will not be able to register any new securities on certain registration statements under the Securities Act, such as Forms S-3, until we have filed all reports required under the Exchange Act for a continuous period of 12 months. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Our failure to timely file this Report SEC could have additional adverse impacts on our ability to, among other things, (i) access our ATM Offering facility; (ii) continue to have our common stock listed for quotation on the Nasdaq Capital Market; (iii) consummate certain strategic transactions; (iv) attract and retain key employees, or (v) raise funds in the public markets, and any of these events could materially and adversely affect our financial condition and results of operations.

Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

On January 26, 2022, the Company received a notification letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock was below $1.00 per share for 30 consecutive trading days, the Company is not currently in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market, and, therefore, the Company’s listing remains fully effective.

In accordance with Nasdaq Marketplace Rule 58I0(c)(3)(A), the Company has a period of 180 calendar days from January 26, 2022, or until July 25, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 25, 2022, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending on July 25, 2022, then Nasdaq may grant the Company a second 180 calendar day grace period to regain compliance, provided the Company (i) meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, other than the minimum closing bid price requirement, and (ii) the Company notifies Nasdaq of its intent to cure the deficiency.

The Company intends to continue actively monitoring the closing bid price for the Company’s common stock between now and July 25, 2022 and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the 180 days compliance period, secure a second period of 180 calendar days to regain compliance, or maintain compliance with the other Nasdaq listing requirements.

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

If we do not successfully implement our acquisition strategies, the businesses and/or assets that we have acquired or invested in do not perform as expected, or we are unable to effectively integrate acquired businesses, our operating results and prospects could be harmed.

We face competition within our industry for acquisitions of businesses, technologies and assets, and, in the future, such competition may become more intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms, or at all, because of such competition. Furthermore, if we enter into negotiations that are not ultimately consummated, those negotiations could result in the diversion of management time and significant out-of-pocket costs. Even if we are able to complete such acquisitions, we may additionally expend significant amounts of cash or incur substantial debt to finance them, which indebtedness could result in restrictions on our business and use of available cash. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in dilution of our existing stockholders. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize their benefits.

Any businesses that we acquire or invested in, or those that we have already acquired or invested in, may not perform as well as we expect. If the companies we have invested in do not perform well, our investments could become impaired and our financial results could be negatively impacted. Failure to manage and successfully integrate acquired businesses and technologies could materially harm our business, financial condition or operating results. Additionally, we rely heavily on the representations and warranties provided to us by the sellers of acquired companies and assets, including as they relate to creation, ownership and rights in intellectual property, existence of open-source software and compliance with laws and contractual requirements. If any of these representations and warranties are inaccurate or breached, such inaccuracy or breach could result in costly litigation and assessment of liability for which there may not be adequate recourse against such sellers, in part due to contractual time limitations and limitations of liability.

Some members of our senior management team have limited experience in the day-to-day operations of the industries in which our businesses operate.

Some members of our senior management team have limited experience with respect to certain of the industries in which we operate, including commercial banking (NextBank) and ICOs (Longroot), and may have limited experience in other industries and markets which we may choose to enter. Our management team relies on the knowledge and talent of the employees in our operating subsidiaries to successfully operate these businesses on a day-to-day basis. We may not be able to retain, hire or train personnel as quickly or efficiently as we need or on terms that are acceptable to us. An inability to efficiently operate our businesses would have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled employees in the future.

Our future success depends on the continuing efforts of certain of our key employees including, without limitation, Nithinan Boonyawattanapisut (our Co-Chief Executive Officer and a director), William Kerby (our Co-Chief Executive Officer and a director), Sirapop “Kent” Taepakdee (our Chief Financial Officer), Timothy Sikora (our Chief Information Officer), Andrew Greaves (our Chief Operating Officer), and Mark Vange (our Chief Technology Officer). We rely on the leadership, knowledge and experience that our executive officers provide. We also rely in large part on our ability to attract and retain high-quality operating personnel, as well as skilled technical and marketing personnel. The market for talent in our areas of operation is intensely competitive. As a result, we may incur significant costs to attract and retain employees, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards.

Employee turnover, including changes in our management team, could disrupt our business. All of our employees may terminate his or her employment with us at any time for any reason. The loss of one or more of our executive officers, or our inability to attract and retain highly skilled employees, could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our NextMedia Business

We rely on relationships with developers to provide an extensive game portfolio and sufficient advertising spaces.

Our ability to sell advertising depends on establishing developers’ interest in integrating their mobile games with our platform. To provide sufficient inventory of advertising space, we need to maintain good relationships with developers and ensure our software does not impact any performance or weaken the security of the games that it integrates with. If our relationship with developers terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new developers, which could adversely impact our revenue and its business. Furthermore, in the event that game engines or other software frameworks that are used commonly by developers offer built-in features for advertising and rewards similar to the way we do, this could result in increased competition as developers may choose those options over ours.

We depend on servers and networks to operate our games and advertising. If we were to lose functionality in any of these areas for any reason, our businesses may be negatively impacted.

We rely on the continuous operation of servers, some of which are owned and operated by third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our software and products with online features, and could prevent the operation of such software and products altogether, any of which could result in the loss of sales.

We also rely on platforms and networks operated by third parties, such as the Apple Appstore and Google Play store, for the sale and digital delivery of downloadable games. An extended interruption to any of these services could adversely affect our ability to operate our NextMedia business, which could result in a loss of revenue and otherwise negatively impact our business.

Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in such systems, could adversely affect our business.

Our products and internal systems rely on software and hardware that is highly technical and complex. Additionally, our products and internal systems depend on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely may contain errors, bugs, or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for users and marketers who use such products; compromised ability of such products to perform in a manner consistent with our terms, contracts, or policies; delayed product introductions or enhancements; targeting, measurement, or billing errors; compromised ability to protect user data and/or our intellectual property; or reductions in our ability to provide some or all of our related services. In addition, any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill commitments to our users, have in the past led to, and may in the future lead to, outcomes including damage to our reputation, loss of users, loss of marketers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business and financial results.

The products or services we release may contain defects, bugs or errors.

Our products and services are extremely complex software programs and are difficult to develop and distribute. We have quality controls in place to detect defects, bugs or other errors in their products and services before they are released. Nonetheless, these quality controls are subject to human error, overriding, and resource or technical constraints. Our quality controls and preventative measures may not be effective in detecting all defects, bugs or errors in our products and services before they have been released into the marketplace. In such an event, the technological reliability and stability of our products and services could be below our standards and the standards of our players, and our reputation, brand and sales could be adversely affected. In addition, we could be required to, or may find it necessary to, offer a refund for the product or service, suspend the availability or sale of the product or service or expend significant resources to cure the defect, bug or error, each of which could significantly harm our business and operating results.

Our business partners may be unable to honor their obligations to us, or their actions may put us at risk.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners, and licensees in many areas of our business. Their actions may put our business, reputation and brand at risk. In many cases, our business partners may be given access to sensitive and proprietary information in order to provide services and support to their teams, and they may misappropriate such information and engage in unauthorized use of it. In addition, the failure of these third parties to provide adequate services and technologies, or their failure to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets, economic downturns including related to the COVID-19 pandemic, poor business decisions, or reputational harm may adversely affect our partners and they may not be able to continue honoring their obligations to us or could cease their arrangements with us. Alternative arrangements and services may not be available to us on commercially reasonable terms, if it all, or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed and our financial results could be materially affected.

We derive a significant portion of our revenues from advertisements, and if any events occur that negatively impact our relationships with advertisers, our advertising revenues and operating results would be negatively impacted.

We derive a significant portion of our revenues though advertisements and in-game offers. We must maintain good relationships with advertisers to ensure a sufficient inventory of advertisements and offers. Online advertising, including through mobile games and other mobile applications, is an intensely competitive industry. Many large companies, such as Amazon, Facebook and Google, invest significantly in data analytics to make their websites and platforms more attractive to advertisers. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.

In addition, Internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications.

Failure to launch a product for a major client, may adversely affect our growth.

We have an agreement in place with one of Southeast Asia’s largest retailers to develop a gamified virtual store for their e-commerce business. The virtual store is planned to be integrated with a casual game owned by us, and we intend to deliver native ads and coupons to both the virtual store and the integrated casual game. We believe that the launch of this product is critical, and such launch is expected to lead to significant growth of the Company, given the retailer’s reputation and existing large customer base. However, the virtual store may fail to launch due to our failure to deliver or the retailer prematurely terminating the agreement. We believe that any such failure to launch could have an adverse impact on our near-term growth prospects.

HotPlay’s Go-to-market (“GTM”) strategy and timeline dependent on ability to recruit key development roles in FY23.

The current timeline for commercial launch of the HotPlay IGA product is dependent on us filling several open senior positions within the HotPlay development team by the end of FY23, within the budget allocated to do so. Given the current global competitive climate for software developers and the rising costs associated with hiring these resources, amongst other things, there is a risk that we may not be able to recruit the necessary resources in the required timeframe to be able to deliver on the HotPlay revenue forecasts for FY23. If we are unable to do so, our operating results may suffer.

Zappware’s TVaaS service dependency on encoding hardware availability

Zappware’s TvaaS media platform is dependent on our ability to source the necessary encoding hardware for each new Telco Operator onboarded. The current global shortage of microchips is impacting the manufacturing, and as a result, the availability of this type of hardware for both PaaS and TVaaS providers globally. This could result in delays to the commercial launch of the TVaaS platform for each new client included in our revenue forecast, which in turn could negatively impact the revenues returned for the Zappware portion of the NextMedia business unit in FY23.

Risks Related to Our NextFinTech Business

Although Longroot is a licensed ICO Portal in Thailand, it has not yet closed any offerings, and there can be no assurances that it will.

Longroot recently received its license to serve as an ICO Portal in Thailand, and has not yet closed any offerings. There can be no assurances that Longroot will close any offerings in the near future, if ever, or if it does, that any such offerings will be profitable. If Longroot is engaged to provide any such services, it could face claims from any dissatisfied clients and could incur liabilities in rendering any such services, which could damage our reputation and adversely affect other parts of our business. This risk is exacerbated by the fact that our management has limited ICO, and may not successfully or efficiently manage Longroot, which is subject to significant regulatory oversight and reporting obligations under Thai securities laws.

Acceptance and/or widespread use of digital assets is uncertain.

Currently, there is a relatively small use of digital assets in the retail and commercial marketplace for goods or services. In comparison, there is a relatively large use by speculators contributing to price volatility. Furthermore, although security tokens are increasingly being adopted by institutions, these are still at a nascent stage. There is no guarantee that digital assets will gain widespread adoption and a lack of acceptance or decline in acceptances could have a material adverse effect on our NextFinTech business, prospects or operations.

Digital Asset exchanges and other trading venues are relatively new.

Digital asset market prices depend, directly or indirectly, on the prices set on exchanges and other trading venues, which are new and, in most cases, largely unregulated as compared to established, regulated exchanges for securities, commodities or currencies. When digital asset exchanges or other trading venues are involved in fraud or experience security failures or other operational issues, such events could result in a reduction in digital asset prices, impact the success of our NextFinTech business, and have a material adverse effect on our business, prospects and operations.

There are cyber security risks related to digital asset trading.

Trading platforms and third-party service providers may be vulnerable to hacking or other malicious activity. As with any computer code generally, flaws in digital asset codes may be exposed to such negative activities. Several errors and defects have been found previously, including those that disabled some functionality for users of digital asset trading platforms and exposed such users’ personal information. Flaws in and exploitations of the source code allowing malicious actors to take or create money have previously occurred. Any of the above events affecting us may adversely affect our operations and results of operations.

We depend on third party cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets.

Digital assets issued by us depend on the infrastructure of third party cryptographic and algorithmic protocols. The growth of this industry in general, and the use of digital assets in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur and is unpredictable. Furthermore, the occurrence of security or cryptography issues might adversely affect our ability to operate in the industry.

Our tokens might be used for illegal or improper purposes, which could expose us to additional liability and harm our business.

Our tokens remain susceptible to potentially illegal or improper uses, as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services, such as money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Tokenholders may also encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish customer experience which could harm our business.

The performance of digital assets is dependent on the performance of the issuer and underlying asset, which is inherently unpredictable and may result in reputational damage should they underperform.

Longroot helps raise capital for issuers primarily via the sale of digital assets backed by an underlying business or asset. Prior to conducting the actual fund raise, Longroot conducts extensive due diligence on the issuer and underlying business or asset to determine the feasibility of the project. However, there can be no assurances that the digital asset will perform well, regardless of the amount of due diligence and other actions taken by Longroot. The performance of the digital asset after issuance depends on various factors, such as market conditions, management and performance of the business or asset, and market acceptance. Many of these factors are beyond our control, and may result in the digital asset underperforming, leading to reputational damage, which may negatively impact our ability to gain clients.

Developing NextBank into a comprehensive FinTech solution provider involves a high risk of complexity, may require substantial resources and costs, and is subject to obtaining regulatory approval.

NextBank is in the process of developing a range of products and technologies to support the digital asset industry, and aims to become a comprehensive FinTech solution provider. The development of such technologies involves a high level of complexity, requires sophisticated security implementations, and integration with third-party tools. Furthermore, the implementation and launch of certain products may be subject to regulatory approvals from the Office of the Commission of Financial Institutions (“OCIF”) or regulators in other jurisdictions. We may not be able to successfully develop and/or implement the products, which may negatively affect our ability to generate revenue and could have a material adverse effect on our results of operations.

The NextBank mobile application development has, to date, been partially developed by Ukrainian developers, which has been impacted by the ongoing conflict between Ukraine and Russia.

The NextBank mobile application development has, to date, been partially developed by Ukrainian developers. Since the beginning of the ongoing conflict between Ukraine and Russia, the rate of development by the affected developers has slowed down. We have since increased our development capacity by hiring developers in other countries in order to mitigate this concern. However, no assurances can be provided that we will be able to hire enough developers elsewhere to complete the development of our mobile application in accordance with our timeline, and given the uncertainty surrounding the ongoing conflict, there is still a risk that our development capacity may continue to be negatively affected while the conflict is ongoing.

NextBank’s ability to originate loans in subject to risk associated with economic and market conditions.

NextBank currently generates most of its revenue through the origination and subsequent sale of loans issued to real estate developers in the United States. Poor economic and market conditions, including a potential recession, may negatively impact market sentiment, decreasing the demand for housing development and purchases, which would adversely affect our operating income and results of operations. Although NextBank is currently planning to expand the profile of the loan recipients to mitigate this risk, such actions may not fully mitigate the risk in times of economic downturn.

NextBank uses correspondent banks and is subject to risk associated with termination of such relationships, which may negatively impact its operations.

NextBank currently relies on correspondent relationships with banks in the U.S. to clear transactions directly through the Federal Reserve System and provide services to a portion of our clients. We intend to further expand the network of banks we have correspondent relationships with to provide a range of services such as multi-currency accounts. In such a relationship, the correspondent banks are liable for regulatory compliance of NextBank. There is a risk that current and future correspondent banks may terminate the relationship due to regulatory concerns or simply for convenience. This may limit our ability to provide services to certain clients and could negatively impact our operating income.

Risks Related to Our NextTrip Business

If we are unable to introduce new or upgraded products, services or features that distributors, travelers or property owners and managers recognize as valuable, we may fail to drive additional travelers to the websites of our distributors, drive additional travelers to our websites, retain existing property owners and managers, attract new property owners and managers, retain existing distributors, and/or attract new distributors. Our efforts to develop new and upgraded services and products could require us to incur significant costs.

In order to attract travelers to our distributors, as well as our own online marketplace, while retaining, and attracting new, distributors, property owners and managers, we will need to continue to invest in the development of new products, services and features that both add value for travelers, distributors, property owners and managers and differentiate us from our competitors. The success of new products, services and features depends on several factors, including the timely completion, introduction and market acceptance of the product, service or feature. If travelers, distributors, property owners or managers do not recognize the value of our new services or features, they may choose not to utilize our products or list on our online marketplace.

The development and delivery of new or upgraded products, services or features involves inherent hazards and difficulties, and is costly. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites have inherent risks, and we may not be able to manage these product developments and enhancements successfully. We may not succeed in developing new or upgraded products, services or features or new or upgraded products, services or features may not work as intended or provide value. In addition, some new or upgraded products, services or features may be difficult for us to market and may also involve unfavorable pricing. Even if we succeed, we cannot guarantee that our property owners and managers will respond favorably.

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

If we are unable to attract and maintain a critical mass of ALR listings and travelers, whether due to competition or other factors, our marketplace will become less valuable to property owners and managers and to travelers, and it could decrease our ability to generate revenue and net income in the future.

We anticipate that moving forward, most of our NextTrip division revenue will be generated when ALRs are booked by either customers to our website or by customers to distributors we provide ALRs to. Our revenue will be the difference between the funds received from our customers and distributors versus the net amount owed to the property owner/manager at the time of booking. Accordingly, our success primarily depends on our ability to attract owners, managers and travelers to NextTrip.com, NextTripVacations.com, Maupintour.com and to distributors. If property owners and managers choose not to market their ALRs through our websites, or instead list them with a competitor, we may be unable to offer a sufficient supply and variety of ALRs to attract travelers to our websites. Similarly, our volume of new and renewal listings may suffer if we are unable to attract travelers to our websites or, to the distributors. As a result of any of these events, the perceived usefulness of our online marketplace and the relationships with distributors may decline, and, consequently, it could significantly decrease our ability to generate revenue and net income in the future.

Our revenues and results of operations are subject to the ability of our distributors and partners to integrate our ALRs with their websites, and the timing of such integrations.

The integration of our ALRs with our distributors’ and partners’ websites is complicated and may involve various software components and application program interfaces (“APIs”). The timing of the integration of our distributors’ ability to access our ALR offerings stored in our Booking Engine is significantly dependent on the ability of such distributors to implement processes, procedures and in some cases, software or systems to integrate with our API, which will enable them to list our ALRs on their websites. We have little to no control over those processes, or the timing of such integrations.

Our NextTrip division’s future revenues and results of operations are substantially dependent on the timing of those integrations and in some cases the willingness of our distributors and partners to undertake additional steps and processes in order to provide us what we need, and in the form that we need, to implement such integrations. The failure of our partners and/or distributors to undertake the actions required so that we can successfully integrate our offerings, and/or any delay in such integrations, may have a negative effect on our revenues and results of operations. The actions of our partners and distributors, and/or their ability to undertake such actions, may further be limited by the effects of COVID-19.

If we are not able to maintain and enhance our NextTrip brand and the brands associated with our websites, our reputation and business may suffer.

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

Regulatory Risks Relating to Our Operations

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, and consumer protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, data localization and storage, data disclosure, electronic contracts and other communications, competition, consumer protection, product liability, telecommunications, e-commerce, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, content, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industries in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Proposed or new legislation and regulations could also significantly affect our business. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions, may in the future lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity and reputational harm, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

Compliance with the E.U. General Data Protection Regulation (“GDPR”), Thailand’s Personal Data Protection Act (“PDPA”), the California Consumer Privacy Act (“CCPA”), and other regulatory and legislative privacy requirements will require significant operational resources and modifications to our business practices, and any compliance failures may have a material adverse effect on our business, reputation, and financial results.

We are engaged in ongoing privacy compliance and oversight efforts, including efforts to comply with the GDPR, the PDPA and other regulatory and legislative requirements around the world, including the CCPA. These compliance and oversight efforts will increase demand on our systems and resources, and will require significant investments, including investments in compliance processes, personnel, and technical infrastructure. Our privacy compliance and oversight efforts will require significant time and attention from management and our board of directors. In addition, regulatory and legislative privacy requirements are constantly evolving and can be subject to significant change and uncertain interpretation. If we are unable to successfully implement and comply with the mandates of the GDPR, the PDPA, CCPA, or other applicable regulatory or legislative requirements, or if we are found to be in violation of such requirements, we may be subject to regulatory or governmental investigations or lawsuits, which may result in significant monetary fines, judgments, or other penalties, and we may also be required to make additional changes to our business practices. Any of these events could have a material adverse effect on our business, reputation, and financial results.

Our processing, storage, use and disclosure of personal data will expose us to risks of internal or external security breaches and could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

We collect and use personally identifiable information in certain sectors of our business. The security of data when engaging in electronic commerce is essential in maintaining consumer and supplier confidence in our services. Substantial or ongoing security breaches whether instigated internally or externally on our systems or other internet-based systems could significantly harm our future business. It is possible that advances in computer circumvention capabilities, new discoveries or other developments, including our own acts or omissions, could result in a compromise or breach of customer transaction data.

There are risks of security breaches both on our own systems and on third party systems which store our information as we increase the types of technology that we use to operate our marketplace, such as mobile applications. We cannot guarantee that our, or our partners’, security measures will prevent security breaches or attacks. A party that is able to circumvent our security systems could misappropriate confidential or proprietary information, cause an interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches, and reductions in website availability and response time could cause loss of substantial business volumes during the occurrence of any such incident. Security breaches could result in negative publicity, damage our reputation, expose us to risk of loss or litigation and possible liability and subject us to regulatory penalties and sanctions. Security breaches could also cause customers and potential customers to lose confidence in our security, which would have a negative effect on the value of our brand.

In our processing transactions, we expect to receive a large volume of personally identifiable data. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations and financial condition.

Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be negatively impacted.

The video game industry continues to evolve, and new and innovative business opportunities are often subject to new attempts at regulation. As such, legislation is continually being introduced, and litigation and regulatory enforcement actions are taking place, which may affect the way in which we, and other industry participants, may offer our content and features, and distribute and advertise products. These laws, regulations, and investigations are related to protection of minors, gambling, consumer privacy, accessibility, advertising, taxation, payments, intellectual property, distribution, and antitrust, among others.

For example, many foreign countries have laws that permit governmental entities to restrict or prohibit marketing or distribution of interactive entertainment software products because of the content therein (and similar legislation has been introduced from time to time at the federal and state levels in the United States, including legislation that attempts to impose additional taxes based on content). In addition, certain jurisdictions have laws that restrict or prohibit marketing or distribution of interactive entertainment software products with random digital item mechanics, or subject such products to additional regulation and oversight, such as reporting to regulators. Also, our games could in the future become subject to gambling-related rules and regulations and expose us to civil and criminal penalties. Further, the growth and development of electronic commerce and virtual items and currency may prompt calls for more stringent consumer protection laws that may impose additional burdens or limitations on operations of companies conducting business through the Internet and mobile devices. Also, existing laws or new laws regarding the marketing of in-app purchases, regulation of currency, banking institutions, unclaimed property, and money laundering may be interpreted to cover virtual currency or goods.

The adoption and enforcement of legislation that restricts the marketing, content, business model, or sales of our products in countries in which we do business may harm our sales, as the products they we offer to customers and the size of the potential audience for such products may be limited. We may be required to modify certain product development processes or products or alter marketing strategies to comply with regulations, which could be costly or delay the release of products. In addition, the laws and regulations affecting our products vary by territory and may be inconsistent with one another, imposing conflicting or uncertain restrictions. Failure to comply with any applicable legislation may also result in government-imposed fines or other penalties, as well as harm to our reputation.

Change in government regulations relating to the Internet could negatively impact our business.

We rely on consumers’ access to significant levels of Internet bandwidth for the digital delivery of our content and the functionality of our games with online features. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could impair our consumers’ online experiences, decrease the demand for our products and services or increase their cost of doing business. Given uncertainty around these rules relating to the Internet, including changing interpretations, amendments, or repeal of those rules, coupled with the potentially significant political and economic power of local Internet service providers and the level of Internet bandwidth access our products and services require, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expenses, or otherwise negatively impact our business.

Regulatory changes or actions may restrict the use of digital assets in a manner that adversely affects our business, prospects or operations.

As digital assets have grown in both popularity and market size, governments around the world have reacted differently, with certain governments deeming them illegal while others have allowed their use and trade. Thailand, where our subsidiary Longroot Thailand is regulated, is the first country to approve a legal ICO portal for issuers. Under Thai SEC regulation, all digital asset issuance in Thailand must be approved by the Thai SEC and carried out via an approved ICO Portal such as ours. Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade digital assets or to exchange digital assets for fiat currency. Similar actions by governments or regulatory bodies could impact our ability to continue to operate in the digital asset space and such actions could affect Longroot Thailand’s ability to continue as a going concern, which could have a material adverse effect on our business, prospects or operations.

In addition, the Thai SEC is authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of digital assets both inside and outside Thailand is a rapidly changing area of law and is subject to modification by government and judicial action. Digital assets also currently face an uncertain regulatory landscape in various jurisdictions. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that affect digital assets and its users, particularly digital asset operators and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of Thailand and may negatively impact the acceptance of digital assets by users, merchants and service providers outside of Thailand. The effect of any future domestic or foreign regulatory change on our digital assets related activities is unable to be predicted.

Furthermore, a large proportion of the digital assets we plan to issue are likely to be classified as securities. This will subject our digital asset activities to securities regulations in different jurisdictions, which could limit our business activities, such as restricting issuances to non-retail investors only. This may negatively impact our profitability. Furthermore, compliance with existing laws and regulations will involve significant amounts of time, including that of our management and dedicated compliance personnel, all of which might negatively impact our results of operations.

Regulatory changes or actions may alter the nature of the Company’s ownership of Longroot Thailand or restrict the use of cryptocurrencies in a manner that adversely affects Longroot Thailand’s business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal while others have allowed their use and trade. Thailand, where Longroot Thailand is regulated, is the first country to approve a legal ICO portal for issuers. Under Thai SEC regulation, all crypto token issuances in Thailand must be approved by the Thai SEC and carried out via an approved ICO Portal such as Longroot Thailand. Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies could impact the ability of Longroot Thailand to continue to operate and such actions could affect the ability of Longroot Thailand to continue as a going concern, which could have a material adverse effect on the business, prospects or operations of the Company.

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

Next Bank is subject to various regulatory capital requirements. Regulatory changes or actions may alter the requirement of the capital.

Under capital adequacy guidelines, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of common equity; (i) Tier 1 capital to risk-weighted assets, and (ii) Tier 1 capital to average assets.

NextBank faces risk of non-compliance and enforcement actions related to Bank Secrecy Act and other anti-money laundering, customer due diligence, and combating the financing of terrorism statues and regulations.

NextBank is regulated by OCIF and has to comply with strict regulations including Bank Secrecy Act, and anti-money laundering (“AML”), customer due diligence (“CDD”), and combating the financing of terrorism (“CTF”). Although NextBank uses its best efforts to keep up to date with regulatory requirements and implements strict internal policies to maintain compliance, there is a risk of non-compliance. If NextBank fails to comply with such regulations, it may face enforcement actions from one or more of the regulators that enforce such regulations, which may result in fines, penalties, or even the revocation of our license, and could have a material negative impact on our results of operations.

Unfavorable changes in, or interpretations of, government regulations or taxation of the evolving alternative ALRs, Internet and e-commerce industries could harm our operating results.

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

In addition, regulatory developments may affect the ALR industry and the ability of companies like us to list those vacation rentals online. For example, some municipalities have adopted ordinances that limit the ability of property owners and managers to rent certain properties for fewer than 30 consecutive days and other cities may introduce similar regulations. Some cities also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to ALR. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and regulations that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended, that could burden property owners and managers or otherwise harm our business. These and other similar new and newly interpreted regulations could increase costs for, or otherwise discourage, owners and managers from listing their property with us, which could harm our business and operating results.

We are subject to anti-bribery, anti-corruption and similar laws and non-compliance with such laws could subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010 and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct business. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly. Such laws prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions and/or sanctions could have a material negative impact on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we do not adequately protect our intellectual property, our ability to compete could be impaired.

Our success is heavily dependent upon our intellectual property and other proprietary rights. To protect our intellectual property and other proprietary rights, we rely on a combination of copyright, trademark, patent and trade secret laws, contractual provisions and our user policy and restrictions on disclosure. Upon discovery of potential infringement of our intellectual property, we promptly take action we deem appropriate to protect our rights. We also enter into confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information in a commercially prudent manner. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites and products without authorization. We may be unable to prevent competitors from acquiring domain names or trademarks that are similar to, infringe upon or diminish the value of our domain names, service marks and our other proprietary rights. Even if we do detect violations and decide to enforce our intellectual property rights, litigation may be necessary to enforce our rights, and any enforcement efforts we undertake could be time-consuming, expensive, distracting and result in unfavorable outcomes. A failure to protect our intellectual property in a cost-effective and meaningful manner could have a material adverse effect on our ability to compete.

Effective trademark, copyright and trade secret protection may not be available in every country in which our products and services are offered, either in person or over the Internet. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, including in certain of the countries that we operate in, we may be unable to protect their proprietary technology adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.

Certain of our products, and particularly those offered by our NextMedia division, are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies. Further, the use of unauthorized “cheat” programs or the use of other unauthorized software modifications by users could impact multiplayer gameplay or lead to reductions in microtransactions in our games.

Piracy is a persistent problem for us, and policing the unauthorized sale, distribution and use of products is difficult, expensive, and time-consuming. Further, the laws of some countries in which our products are, or may be, distributed either do not protect products and intellectual property rights to the same extent as the laws of the United States, or are poorly enforced. In addition, although we take steps to make the unauthorized sale, distribution and use of our products more difficult and to enforce and police our rights, as do the operators of other platforms on which many of their games are played, these efforts may not be successful in controlling the piracy of products in all instances.

In addition, “cheating” programs or other unauthorized software tools and modifications that enable consumers to cheat in games could negatively impact the volume of microtransactions or purchases of downloadable content. In addition, vulnerabilities in the design of our products or the platforms upon which they run could be discovered after their release, which may result in lost revenues from paying consumers or increased cost of developing technological measures to respond to these, either of which could negatively impact our business.

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

Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability.

While most of the intellectual property we use in our games is created by us, we also acquire rights to third-party intellectual property. Proprietary licenses typically limit our use of intellectual property to specific uses and for specific time periods, and include other contractual obligations with which we must comply. Competition for these licenses is intense. If we were unable to obtain and remain in compliance with the terms of these licenses or obtain additional licenses on reasonable economic terms, our revenue and profitability may be adversely impacted. In addition, use of these intellectual properties generally requires that we pay a royalty to the licensor, which decreases our profitability.

We use open-source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services, and which could have a negative impact on our business.

We use open-source software in connection with some of the games and services we offer. Some open-source software licenses require users who distribute open-source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open-source code on unfavorable terms or at no cost. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. Were it to be determined that our use was not in compliance with a particular license, we may be required to release proprietary source code, pay damages for breach of contract, re-engineer games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from their game or technology development efforts, any of which could negatively impact our business.

Risks Related to Our Securities

The price of our common stock may fluctuate significantly, and investors could lose all or part of their investments.

The market price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to, among other things, the risk factors described herein and other factors beyond our control. Factors affecting the trading price of our common stock could include, without limitation:

●	variations in our operating results and/or those of similar companies and our competitors;

●	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

●	announcements of technological innovations, new products, services or service enhancements, strategic alliances or agreements by us or by our competitors;

●	marketing and advertising initiatives by us or our competitors;

●	threatened or actual litigation;

●	changes in our management;

●	market conditions in the industries in which we operate and the economy as a whole;

●	the overall performance of the equity markets;

●	sales of shares of our common stock by us or by existing stockholders;

●	global pandemics and epidemics, such as COVID-19; and

●	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock or securities convertible into, or exercisable for, shares of our common stock.

Our board of directors has authority, without action or vote of our stockholders, to issue all or part of our authorized but unissued shares of common stock. In the past we have, and in the future we may, raise additional capital by selling shares of our common stock or securities convertible into, or exercisable for, shares of our common stock, possibly at a discount to the market price of such securities. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

The ownership of our capital stock is highly concentrated, which may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of May 30, 2022, Nithinan Boonyawattanapisut (our Co-Chief Executive Officer and a director) and her spouse, J. Todd Bonner (Chairman of our board of directors) beneficially own, together with entities controlled by them, approximately 26% of our issued and outstanding shares of common stock. In addition, Tree Roots Entertainment Group Co Ltd. (“Tree Roots”), and entity controlled by Jwanwat Ahriyavraromp and Pornsinee Chalermrattawongz, beneficially owns approximately 25% of our outstanding common stock as of May 30, 2022. Accordingly, Ms. Boonyawattanapisut and Mr. Bonner (together), and Mr. Ahriyavraromp and Mrs. Chalermrattawongz (through their control of Tree Roots), exert substantial influence over the Company and the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of the Company’s assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of the Company, even if such a change of control would benefit other stockholders of the Company. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Nevada law and our Articles of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 500,000,000 shares of common stock, par value $0.00001 per share; 3,000,000 shares of Series A Preferred stock, par value $0.01 per share; 10,000,000 shares of Series B Preferred Stock, par value $0.00001 per share; 3,828,500 shares of Series C Preferred Stock, par value $0.00001 per share; and 6,100,000 shares of Series D Preferred Stock, par value $0.00001 per share. As of February 28, 2022, we had 108,360,020 shares of common stock issued and outstanding, and no preferred stock issued and outstanding. As a result, our board of directors can issue a large number of additional shares of common stock without stockholder approval, and if additional shares are issued, it could cause substantial dilution to our then stockholders.

Additionally, shares of preferred stock may be issued by our board of directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our board of directors, which may be greater than the shares of common stock currently outstanding. The issuance of shares of preferred stock, depending on the rights, preferences and privileges attributable to shares thereof, could reduce the voting rights and powers of our common stock and the portion of our assets allocated for distribution to common stockholders in a liquidation event, and could also result in dilution in the book value per share of our outstanding common stock. The preferred stock could also be utilized, under certain circumstances, as a method for raising additional capital or discouraging, delaying or preventing a change in control of the Company, to the detriment of our current stockholders.

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

The trading market for our common stock depends in part on the research, reports and other media that securities analysts and other industry experts publish about us or our business. If security analysts do not cover our stock, downgrade our stock or publish negative research about our business, our stock price could decline. If analysts do not cover us in the future or fail to publish reports on us regularly, we could lose visibility in the stock market and demand for our stock could decrease, which could cause our stock price or trading volume to decline. If one or more industry analysts publish negative statements about our business, our stock price could decline.

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

Certain of our outstanding warrants include anti-dilutive rights.

Certain of our outstanding warrants include anti-dilution rights, which provide that if at any time while such warrants are outstanding, we issue or enter into an agreement to issue, or are deemed to have issued or entered into an agreement to issue (which includes the issuance of securities convertible or exercisable for shares of our common stock), securities for consideration less than the then current exercise price of such warrants, the exercise price of such warrants shall be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities. As of May 31, 2022, there were warrants to purchase an aggregate of 14,430,908 shares of our common stock that include the foregoing anti-dilution provisions outstanding, consisting of (i) 2021 Warrants to purchase 14,240,508 shares of common stock, which 2021 Warrants currently have an exercise price of $1.97 per share (the “Floor Price”), and (ii) warrants to purchase 190,400 shares of common stock that we issued to certain institutional investors on October 2, 2018 (the “2018 Warrants”), which 2018 Warrants currently have an exercise price of $2.00 per share. Unless and until we received shareholder approval to reduce the exercise price of the 2021 Warrants below the Floor Price, no such adjustment to the exercise price of the 2021 Warrants may be made. Although we have not received stockholder approval to remove the Floor Price of the 2021 Warrants to date, we have agreed to hold special meetings of our stockholders every three months, for so long as the 2021 Warrants remain outstanding, to obtain such stockholder approval. Pursuant to the terms of the 2018 Warrants, the exercise price thereof may not be reduced below $0.57 per share. Adjustments to the exercise price of the 2018 Warrants are not subject to approval by our stockholders.

In the event that shareholder approval of removal of the Floor Price is obtained during the term of the 2021 Warrants, the subsequent sale of any shares in this offering at a price below $1.97 per share will result in an automatic reduction of the exercise price of the 2021 Warrants to a price equal to the lowest price at which such shares are sold. In the event that any such sale occurs prior to shareholder approval of removal of the Floor Price, the exercise price of the 2021 Warrants will be reduced to the lowest price of any such prior sales effective immediately upon receipt of shareholder approval. Additionally, the sale of any shares in this offering at a price below $2.00 per share will result in an automatic reduction of the exercise price of the 2018 Warrants to a price equal to the lowest price at which such shares are sold, subject to a floor of $0.57 per share.

You will experience further dilution if we issue additional equity securities in the future.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exercisable or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. To the extent that outstanding warrants are exercised, investors purchasing our common stock in this offering will experience further dilution.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Future sales of substantial amounts of our common stock (including in this offering), or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of our common stock issued upon exercise of options and warrants, or the perception that those sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future. Additionally, the market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders of shares of our common stock in the market after this offering. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock for the foreseeable future. Investors should not rely on an investment in us if they require income generated from dividends paid on our capital stock. Because we do not intend to pay dividends on our common stock, any income derived from our common stock would only come from a rise in the market price of our common stock, which is uncertain and unpredictable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its office space and certain office equipment under non-cancellable operating leases are located as follows.

Location	Commencement date	Expiration date	Lease term (Year)	Total payment for FYE2022 (in million $)	Right-of-use assets value as of Feb 28, 2022 (in million $)
Sawgrass, Florida	March 2021	July 2028	7	0.14	1.0
San Juan, Puerto Rico	September 2021	September 2026	5	0.04	0.3
Thailand	September 2021	October 2024	3	0.06	0.4
Switzerland	April 2021	March 2026	5	0.07	0.3
Belgium	May 2022	April 2029	9	0.18	1.2

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

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected. The Company settled certain matters subsequent to the year ended February 28, 2022, that did not individually or in the aggregate have a material impact on the Company’s financial condition or operating results except as disclosed in this Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Capital Market under the ticker symbol “NXTP”.

Holders

As of May 31, 2022, there were approximately 510 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number of record stockholders is not indicative of the total number of stockholders of the Company when including securities beneficially owned.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares of common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings to finance our operations and future growth, our board of directors will have discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements and other factors, which our board of directors may deem relevant.

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

Recent Issuances of Unregistered Securities

There have been no sales of unregistered securities during and from the period from March 1, 2021 to the filing date of this Report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Pursuant to the IP Purchase Amendment, on May 19, 2021, the Company made initial payment of $500,000. Thereafter, the first 344,400 shares of common stock repurchased by the Company amounted to $771,456, which shares were returned to treasury and cancelled.

During the year ended February 28, 2022, the Company purchased 5,070,000 shares for investment in subsidiaries valued at $10,140,000 pursuant to the Preferred Exchange Agreement (see Note 4 – Acquisitions and Dispositions), which was considered as subsidiary’s ownership interest in Parent (Reciprocal Interest) in accordance with ASC 810, the Company reflected such transaction as a repurchase of shares and have been eliminated in the consolidated financial reporting.

Description of Common Stock

We have authorized capital stock consisting of 500,000,000 shares of common stock, $0.00001 par value per share.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward- looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the disclosures under “Item 1A. Risk Factors”, above for additional discussion of such risks.

Recent Significant Funding Transactions

During the 2022 fiscal year, the Company received funding from;

●	Cash injection from HotPlay through the reverse acquisition amounted to $12 million (2021 fiscal year: amounted to $3 million).

●	Public Offering of $36.4 million net of placement agent fees and related offering expenses.

●	Loans from Streeterville amounted to $9.3 million net of finance cost and bank fees.

Key Financial Highlights

Key financial highlights for the fiscal year ended (“FYE”) February 28, 2022 include the following:

●	Achieved record annually revenue of $8.2 million, compares very favorably to $0 revenue in the last year.

●	Consolidated gross profit totaled $5.9 million or 71% of total revenue compared to none in the last year.

●

As of February 28, 2022 and 2021, we have total assets of $99.8 million and $11.5 million, respectively, according to the reverse merger and additional acquisitions in Reinhart Interactive TV AG and Zappware N.V. and NextBank International.

●	Cash and cash equivalents as of 28 February 2022 and 2021, $6.6 million and $0.4 million, respectively, increased mainly for ongoing operating expenses and roll out new Fintech and Media activities.

The balance as of February 28, 2021, represents Hotplay Enterprise Limited as it was before the reverse acquisition transaction.

Key Operational Highlights and subsequent period

Key operational highlights for the FYE February 28, 2022 include the following:

●	Completed merger with HotPlay Enterprises and rebranded the company as NextPlay Technologies.

●	Reinhart Interactive TV, a NextPlay-funded strategic partnership, acquired award-winning Interactive TV provider, Zappware, founded in 2001 by former employees of Philips Media.

●	Acquired controlling interest in International Financial Enterprise Bank (IFEB), a global financial institution.

●	Company’s licensed Longroot digital token offering platform engaged to serve as the financial advisor and underwriter for Ample’s proposed security token offering (STO).

●

Entered into an agreement to acquire from Fighter Base Publishing the assets and AI-powered video game development platform of its wholly owned division, Make It Games™, which was closed subsequent to the fiscal yearend.

●	Entered into an agreement with Token IQ to acquire 100% of its assets, including intellectual property designed to reconcile legal and regulatory requirements around digital assets, including Know Your Customer, Anti-money laundering and shareholder rights enforcement, all common pain points within the crypto markets today, which was closed subsequent to the fiscal year end.

●	In November 2021, the Company received conditional approvals for insurance and reinsurance licenses. The licensing enables NextPlay’s NextShield LTD business unit to establish digital primary insurance and reinsurance operations and to offer blockchain-delivered products like parametric comprehensive travel insurance and bank deposit insurance.

●	Announced the signing of a Memorandum of Understanding with Alphabit Consulting Pte Ltd to provide deposit accounts and payment cards for their cryptocurrency exchange users.

●	Announced the signing of a Memorandum of Understanding with TruCash Group of Companies Inc, a leading global payments provider. Through the proposed partnership, NextBank plans to offer payment services including Payment Cards, such as Debit and Credit cards, Mobile Wallets, and Mobile Payments.

●	Announced the signing of a preliminary agreement with Decentralised Investment Group (“DIG”), a leading global blockchain technology company, to develop and operate an exclusive fiat payment platform for DIG customers, enabling them to purchase and monetize DIG assets.

●	Acquired goPlay assets including a new-gen game publishing platform featuring a tournament system, chat, payment, and 37 casual games ranging from arcade to strategy. NextPlay plans to complete the integration of its HotPlay in-game advertising (IGA) technology into the 37 goPlay games by year-end. The Asset purchase also included a perpetual license to goPay, a payment aggregator that offers game developers multiple ways to more easily collect and process user payments through carrier billing, over the counter, e-voucher, bank transfer and e-wallet transfers.

●	Launched NextPlay X Soma Labs, an innovation and design platform bringing together non-fungible tokens (NFTs), social games, and Metaverse virtual worlds for major brands, creators, and agencies.

●	Announced the MedTrek Fund, a blockchain securitized closed-end fund focused on building medical facilities designed to lower the likelihood of infection for four medical asset classes including primary care, tertiary care, long term care and resort convalescent facilities.

●	Appointed Mark Vange, an industry leader in video game development and in-game advertising and former chief technology officer of Electronic Arts Interactive, as chief technology officer of the Company.

●	Appointed Andrew Greaves, a senior level executive with experience leading gaming eSports and digital media companies, as Chief Operating Officer of the Company.

Results of Operations

Result of operations for the FYE February 28, 2022 compared to 2021 (of HotPlay) are as follows:

Revenue

●

Total revenue amounted to $8.2 million, compares very favorably to $0 revenue in the last year of HotPlay. Zappware N.V. achieved $4.5 million revenue from subscription services and $2.0 million revenue from product development as a result from high demand in digital media content, NextBank International generated $1.6 million revenue from interest and bank services as a result from increase in real estate and other commercial loans and NextTrip generated $0.16 million as a result of global pandemic recovery and travel restriction relief.

Cost of revenue

●

Cost of revenue amounted to $2.3 million in line with the revenue, compared to $0 cost in the last year of HotPlay. Cost of media subscription and services amounted to $1.3 million, product development cost amounted to $0.4 million, interest and bank service cost amounted to $0.5 million and cost related to travel service amounted to $0.1 million.

Gross profit margin

●

Gross profit totaled $5.9 million (71%) compared to $0 of HotPlay in the last year. For the year ended 28 February 2022, NextMedia segment generated gross profits of $4.8 million and NextFinTech segment generated gross profits of $1.1 million.

Net operating loss

●	Net operating loss totaled $20.7 million compared to $1.6 million last year of HotPlay as some businesses were in pre-operating stage last year, which amount consisted mainly of employee expenses $5.2 million, depreciation and amortization $5.7 million, legal, consulting and professional fee $6 million.

Net loss

●	Net loss totaled $40.4 million compared to $1.6 million last year of HotPlay, which consistent mainly of certain non-recurring and non-cash such as impairment loss of asset $11.6 million, allowance for note receivables $3.1 million and loss from valuation $2.4 million.

In FYE2022 and the subsequent period, the Company completed the reverse acquisition of Monaker Group in June 2021 and four major acquisitions as of the filing date of this Report. Management believes that the acquisition of GoPlay game portfolio and tournament platform, and subsequent integration with HotPlay will accelerate the launch of a comprehensive gaming solution that could help operators and platforms meaningfully increase user engagement while realizing an alternative revenue stream. In the FinTech division, NextBank has been steadily growing deposits and access to credit lines, generating revenue via the origination and selling of loans. As we transition NextBank to a digital bank, management is determined to develop an integrated FinTech platform that offers digital banking, investments into alternative assets, and insurance products.

Liquidity and Capital Resources

On February 28, 2022, we had $6.6 million of cash and cash equivalent, which was an increase of $6.2 million from $0.4 million at February 28, 2021. The increase in cash and cash equivalent was mainly attributed to net proceeds received from financing activities of $20.4 million, and cash providing by investing activities of $7.9 million, offset by cash used in operating activities of $22.0 million.

As of February 28, 2022, the Company had total current liabilities of $27.5 million, consisting mainly of accounts payable and accrued expense of $8.6 million as well as other liabilities - customer deposits of $7.6 million. We anticipate that we will satisfy these amounts from proceeds derived from equity sales, sales of marketable securities, financing, cash and cash equivalent and revenue generated from sales.

As of February 28, 2022, we had $99.8 million in total assets, $31.9 million in total liabilities, working capital of $6.3 million and a total accumulated deficit of $39.2 million.

Net cash used in operating activities increased to $22.0 million for the FYE February 28, 2022, compared to $1.0 million of the FYE February 28, 2021. The increase was mainly the result of the Company’s net loss from operations, payments relating to prepaid expenses for software, licenses and games along with increases in assets.

Net cash provided by investing activities increased to $7.9 million for the FYE February 28, 2022, as compared to net cash used for investing activities of $5.6 million for FYE February 28, 2021. The increase was mainly from the effects of business combinations of NextPlay and NextBank during FY22.

Net cash provided by financing activities increased to $20.4 million for the FYE February 28, 2022, compared to $7.0 million for the FYE February 28, 2021. The increase was primarily due to (i) funds received from the sale of common stock, amounting to $27.9 million; (ii) loans from Streeterville amounted to $2.1 million; and (iii) the repayment of notes to Streeterville, amounting to $9.7 million.

Additional information regarding our notes payable, notes receivable, investments in equity instruments, acquisitions and dispositions and line of credit can be found under “Item 8. Financial Statements and Supplementary Data” – “Note 4 – Acquisitions and Dispositions”, “Note 5 – Related Party Transactions”, “Note 7 – Notes Receivable” and “Note 16 – Subsequent Events”.

We have limited financial resources. As of February 28, 2022, we have working capital of $6.3 million. Our monthly cash requirement is approximately $1.5 million for over twelve months.

We will need to raise additional capital or borrow loans to support our on-going operations, increase market penetration of our products, expand the marketing and development of our travel and technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, satisfy payment obligations, and to implement systems for managing the business, including covering other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, would negatively impact our business, financial condition, and liquidity. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. As indicated by the increase of the Company’s deferred revenue balance as of February 28, 2022, $2.1 million, we expect to see an increase in revenue in next year.

Management’s plans with regard to this going concern are as follows:

(i)	the Company plans to continue to raise funds by way of public or private offerings;

(ii)	the Company is working aggressively to increase the viewership of its FinTech and gaming products by promoting it across other mediums;

(iii)	the Company expects growth in revenue from interest and non-interest income through organic growth and new business initiatives in the FinTech division;

(iv)	the Company plans to issue tokens under its Longroot entity during the year 2023, which is expected to result in generating revenues;

(v)	the Company is tightening its spending on expenses, which is expected to help in the cost reduction of the operations; and

(vi)	In March 2022, the Company created an at-the-market equity program under which the Company may, from time to time, and so long as there is an effective registration statement covering the shares issuable thereunder in place, offer and sell shares of its common stock in an aggregate gross offering price of up to $20 million to or through the agent pursuant to the ATM Offering.

The Company’s registration statement on Form S-3 (SEC File No. 333-257457), including the accompanying prospectus and any related prospectus supplement, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that the Company may not sell securities in a public primary offering with a value exceeding one-third of its public float in any twelve-month period unless its public float is at least $75 million. As of August 31, 2021, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $55 million, based on the closing price per share of the Company’s common stock, as reported on the Nasdaq Capital Market on August 31, 2021, as calculated in accordance with General Instruction I.B.6 of Form S-3. If the Company’s public float meets or exceeds $75 million at any time, the Company will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of its next Section 10(a)(3) update as required under the Securities Act.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Known Trends or Uncertainties

Although we have not seen any significant reduction in revenues to date, we have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

As discussed in the Risk Factors section of this Report, the world has been affected due to the COVID-19 pandemic. Until the pandemic has passed, there remains uncertainty as to the effect of COVID-19 on our business in both the short and long-term.

The potential for growth in new markets is uncertain. We will continue to explore these opportunities until such time as we either generate sales or determine that resources would be more efficiently used elsewhere.

Inflation

Inflation has increased during the periods covered by this Report, and is expected to continue to increase for the near future. Inflationary factors, such as increases in interest rates, overhead costs and transportation costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, employee availability and wage increases.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

Note Purchase Agreements: Streeterville Capital, LLC

November 2020 Note Purchase Agreement

On November 23, 2020, the Company entered into the November 2020 Note Purchase Agreement with Streeterville, pursuant to which the Company sold Streeterville the November 2020 Streeterville Note in the original principal amount of $5,520,000. Streeterville paid consideration of an initial cash purchase price of $3,500,000 for the note and issued the Company the November 2020 Investor Note in the amount of $1,500,000. The associated debt issuance costs of the note were $370,000 for total amount due $3,870,000. In addition to the $370,000 of debt issuance costs, the Company paid $245,000 for advisory fees, resulting in net proceeds to the Company of $3,255,000.

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

On November 4, 2021, the Company completely paid off the November 2020 Streeterville Note in the amount of $3,100,807.

March 2021 Note Purchase Agreement

On March 22, 2021, we entered into the March 2021 Note Purchase Agreement dated March 23, 2021 with Streeterville, pursuant to which the Company sold Streeterville the March 2021 Streeterville Note in the original principal amount of $9,370,000. Streeterville paid consideration of (a) $7,000,000 in cash; and (b) issued the Company the March 2021 Investor Note in the amount of $1,500,000, in consideration for the March 2021 Streeterville Note, which included an OID of $850,000 and reimbursement of Streeterville’s transaction expenses of $20,000. A total of $700,000 of the OID was fully earned upon issuance and the remaining $150,000 was not fully earned until the March 2021 Investor Note was fully-funded by Streeterville, which occurred on May 26, 2021. Also on May 26, 2021, Streeterville funded the March 2021 Investor Note (in the amount of $1.5 million) in full.

We made a required equity payment of $1,857,250 to Streeterville under the March 2021 Streeterville Note on May 26, 2021, with funds raised through a May 2021 underwritten offering, which represented approximately 20% of the funds raised in such offering. On November 4, 2021, the Company paid down the outstanding balance of the March 2021 Streeterville Note in the amount of $6,000,000 with funds raised through the November 2021 registered direct offering.

October 2021 Note Purchase Agreement

On October 22, 2021, the Company entered into the October 2021 Note Purchase Agreement with Streeterville, pursuant to which the Company sold Streeterville the October 2021 Streeterville Note in the original principal amount of $1,665,000. Streeterville paid consideration of $1,500,000, which represents the original principal amount less a $150,000 OID, which was fully earned upon issuance, and a total of $15,000 to cover Streeterville’s professional fees and transaction expenses.

The October 2021 Note Purchase Agreement and the October 2021 Streeterville Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. As described in the October 2021 Streeterville Note, upon the occurrence of certain events of default (mainly our entry into bankruptcy), the outstanding balance of the October 2021 Streeterville Note will become automatically due and payable. Upon the occurrence of other events of default, Streeterville may declare the outstanding balance of the October 2021 Streeterville Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Streeterville), interest on the October 2021 Streeterville Note will accrue at a rate of 22% per annum, or if lesser, the maximum rate permitted under applicable law. The October 2021 Note Purchase Agreement prohibits Streeterville from shorting our stock through the period that Streeterville holds the October 2021 Streeterville Note.

As of February 28, 2022, the remaining aggregate principal balance of the March 2021 and October 2021 Streeterville Notes was $4,053,737, plus accrued interest of $653,587.

May 2022 Note Purchase Agreement

On May 5, 2022, the Company entered into the May 2022 Note Purchase Agreement with Streeterville, pursuant to which the Company sold Streeterville the May 2022 Streeterville Note in the original principal amount of $2,765,000. Streeterville paid consideration of $2,500,000, which represents the original principal amount less a $250,000 OID, which was fully earned upon issuance, and a total of $15,000 to cover Streeterville’s professional fees and transaction expenses.

The May 2022 Note Purchase Agreement and the May 2022 Streeterville Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. As described in the May 2022 Streeterville Note, upon the occurrence of certain events of default (mainly our entry into bankruptcy), the outstanding balance of the May 2022 Streeterville Note will become automatically due and payable. Upon the occurrence of other events of default, Streeterville may declare the outstanding balance of the May 2022 Streeterville Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Streeterville), interest on the May 2022 Streeterville Note will accrue at a rate of 22% per annum, or if lesser, the maximum rate permitted under applicable law. The May 2022 Note Purchase Agreement prohibits Streeterville from shorting our stock through the period that Streeterville holds the May 2022 Streeterville Note.

Operating Leases Obligation

The Company entered into an office lease in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021, through July 31, 2028, with rental costs amounting to approximately $17,380 per month for the duration of the lease. Additionally, the Company (in some cases indirectly through its subsidiaries) rents office space located in Puerto Rico, Thailand, Belgium, and Switzerland with lease terms ranging from five to nine years, with rental costs for all such properties amounting to an aggregate of approximately $21,228 per month.

A subsidiary of the Company entered into several car operating leases for employees with a term of 24 to 62 months from April, 2022, through July, 2025. The Company recorded operating lease Right-to-Use asset amount of $3,962,596 along with operating lease liability amounting to $4,009,242 as of February 28, 2022.

June 2022 Promissory Notes

On June 13, 2022, the Company entered into two promissory notes, each in the principal amount of approximately CAD $231,121 (USD $178,234), with its former legal counsel, which notes were issued, along with a CAD $10,000 (USD $7,712) in lieu of immediate payment of outstanding amounts payable to such counsel for legal services previously rendered to the Company. The first note will mature on July 31, 2022, and the second note will mature on September 1, 2022; provided, however, that if the Company fails to repay the first note in full on or before its maturity date, then the second note will automatically become immediately due and payable. Both notes are unsecured and accrue interest at a rate of 18% per annum.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. To the extent there are material differences between these estimates and our actual results, our consolidated financial statements will be affected.

Our significant accounting policies, methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. We believe that the policies involve the greatest degree of complexity and judgment by our management and are critical for understanding and evaluating our financial condition and results of operations. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted.

Significant accounting policies, methods, estimates and judgments are described in “Item 8. Financial Statements and Supplementary Data” – “Note 1 – Description of Business and Summary of Significant Accounting Policies” to the accompanying consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NextPlay Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NextPlay Technologies, Inc. (“the Company”), as of February 28, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended February 28, 2022 and for the period March 6, 2020 (inception) to February 28, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 28, 2022 and 2021, and the consolidated results of its operations and its cash flows for the year ended February 28, 2022 and for the period March 6, 2020 (inception) to February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgement. The communication of a critical audit matter does not alter in anyway our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Initial Purchase Price Allocated to Assets acquired and Liabilities assumed in connection with the Reverse acquisition (refer to Note 1 to the financial statements) and Business combinations (refer to Note 4 to the financial statements)

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, the Company (then known as Monaker Group, Inc. (“Monaker”)) entered into a “Share Exchange Agreement” with HotPlay Enterprise Limited (“HotPlay”) in July 2020, which was completed in June 2021, for fair value of total estimated consideration transferred of $53.43 million. The transaction resulted in a reverse acquisition, pursuant to which, the Company recognized total assets acquired of $56.48 million, including cash, and total liabilities assumed of $37.90 million.

As discussed in Note 4 to the consolidated financial statements, the Company acquired Reinhart Interactive TV AG and Zappware N.V. in June 2021, for total consideration of $10.71 million. As a result of the acquisition, the Company recognized total assets of $20.39 million, including cash and total liabilities assumed of $12.8 million.

Further, As discussed in Note 4 to the consolidated financial statements, the Company acquired NextBank International (formerly IFEB) in July 2021, for total consideration of $11.21 million. As a result of the acquisition, the Company recognized total assets of $14.77 million, including cash and total liabilities assumed of $11.48 million.

We identified the purchase price allocation as a critical audit matter. There was a high degree of subjectivity involved in evaluating the estimated fair value of the assets acquired and liabilities assumed. Specifically, assessing the estimated fair value of non-current assets and liabilities was challenging as it involved subjective judgment based on nature of those assets and liabilities and current economic condition. Changes to those assumptions could have had a significant effect on the determination of the fair value measurements.

How the Critical Audit Matter Was Addressed in the Audit

The following are the primary procedures we performed, among others (for each of the acquisition) to address this critical audit matter:

●	We obtained understanding of business and business environment.

●	Performed inquiries with applicable individuals in the Company’s and Acquiree’s finance and operations department.

●	Tested accuracy and completeness of the provisional opening balances at the date of acquisition, obtained and reviewed copies of significant contracts.

●	Obtained provisional purchase price allocation worksheets, tested the mathematical accuracy of the worksheet, and tied the balances with applicable acquiree trial balance.

●	Evaluated the reasonableness of estimated provisional fair value of each asset acquired and liability assumed.

●	Considered the existence of contradictory evidence based on reading of internal communication to management, Board minutes, Company press releases, publicly available information as well as our observations and inquires as to the changes within the business.

Allowance for Credit Losses (“ACL”) with respect to Axion Ventures Inc’s Convertible notes (refer to Note 7 to the financial statements

Critical Audit Matter Description

As discussed in Note 7 of the consolidated financial statements, the Company as of the year ended February 28, 2022 has an outstanding convertible note receivable of $7.7 million and relevant accrued interest receivable of $0.2 million with Axion Ventures Inc. The Company initiated the process to recover the outstanding amount. Accordingly, the Company engaged external counsel, sent a demand letter to Axion Ventures Inc, filed a claim in the Supreme Court of British Columbia, and based the filed claim, noted the court was receptive to loans related evidence and determined that it will be further resolved together with other Axion Ventures Inc. issues in the next trial. As of the year ended February 28, 2022, the Company has recorded an ACL for the principal amount of $3.1 million and for the accrued interest receivable amount of $0.2 million.

We identified ACL specific to Axion Ventures Inc’s convertible note as a critical audit matter. There was a high degree of subjectivity involved in assessing the sufficiency of the ACL amount as the assumptions used in measuring the ACL amount are judgmental and subjective and based on the ongoing legal matter. Changes to those assumptions could have had a significant effect on the determination of the ACL amount.

How the Critical Audit Matter Was Addressed in the Audit

The following are the primary procedures, among others, we performed to address this critical audit matter:

●	We obtained an understanding of the convertible note receivable.

●	Performed inquiries with relevant individuals of the Company

●	Obtained and reviewed a response from the Company’s respective attorney, as well as reviewed applicable attorney’s communication regarding the matter.

●	Obtained and reviewed a copy of the filed lawsuit.

●	Reviewed the publicly available Axion Ventures Inc’s audited financial statements, noting the matter as one of the outstanding legal matters.

●	Assessed the reasonableness of key assumptions used in estimating the ACL.

●	Considered the existence of contradictory evidence based on reading of internal communication to management, Board minutes, Company press releases, publicly available information as well as our observations and inquires as to the changes within the business.

Going Concern Assessment (refer to Note 2 to the financial statements)

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company prepared its financial statements on a going concern basis, and management has concluded that the Company has not generated sufficient income to sustain the operations. For the year ended February 28, 2022 and for the period March 6, 2020 (inception) to February 28, 2021, the Company incurred net losses of $40.41 million and $1.63 million respectively, and used net cash in operating activities of $22.03 million and $1.0 million, respectively. As of February 28, 2022 and for the period March 6, 2020 (inception) to February 28, 2021, the accumulated deficit amounted to $39.17 million and $1.20 million, respectively.

The principal consideration for our determination that performing procedures relating to the Company’s going concern assessment is a critical audit matter is the significant judgment by management related to the Company’s ability to raise funds and generate revenue sufficient to continue its operations.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included reviewing new note payable agreements, reviewing certain debt restructuring agreements and reviewing the at-the market equity program entered into by the Company subsequent to year end.

/S/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2020

Sugar Land, Texas

June 17, 2022

NextPlay Technologies, Inc.
Consolidated Balance Sheets

	February 28,	February 28,
	2022	2021
Assets
Current assets
Cash and cash equivalent	$6,618,951	$444,920
Short term investment	304,509	—
Accounts receivable, net	766,793	—
Loans receivable, net	17,355,163	—
Unbilled receivables	3,277,408	—
Other receivable	343,681	—
Other receivable, related parties	155,425	—
Work in progress	691,863	—
Prepaid expenses and other current assets	1,010,364	235,746
Advance for investments	3,227,117	—
Investment in unconsolidated affiliate: Short-term	8,722	—
Convertible notes receivable, related party	—	3,000,000
Total current assets	$33,759,996	$3,680,666

Non-current assets
Investment in unconsolidated affiliates: Long-term	$6,258	$—
Convertible notes receivable, related party - net	4,594,214	—
Intangible assets, net	17,661,676	7,759,603
Goodwill	38,946,419	—
Computers, furniture and equipment, net	557,961	25,793
Operating lease right-of-use asset	3,962,596	—
Security deposits	264,373	—
Total non-current assets	$65,993,497	$7,785,396

Total assets	$99,753,493	$11,466,062

Liabilities and stockholders’ equity
Current liabilities
Line of credit and notes payable, net	$7,341,745	$—
Accounts payable and accrued expenses	8,595,064	343,941
Other current liabilities	392,684	11,163
Deferred revenue	2,087,763	—
Current portion of operating lease liability	711,803	—
Other current liabilities - customer demand deposits payable	7,608,279	—
Other liabilities affiliate	—	38,260
Notes payable - related party	765,040	1,053,082
Total current liabilities	$27,502,378	$1,446,446

Non-current liabilities
Line of credit and notes payable long-term, net	$270,809	$—
Note payable long term, related parties	966,314	—
Operating lease liability, noncurrent portion	3,117,947	—
Other long-term liability	34,847	—
Total non-current liabilities	$4,389,917	$—

Total liabilities	$31,892,295	$1,446,446

Commitments and Contingencies

Stockholders’ equity
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at February 28, 2022 and 2021, respectively	—	—
Series B Preferred stock, $0.00001 par value; 10,000,000 authorized; 0 and 10,000,000 shares issued and outstanding at February 28, 2022 and 2021, respectively	—	—
Series C Preferred stock, $0.00001 par value; 3,828,500 authorized; 0 and 3,828,500 shares issued and outstanding at February 28, 2022 and 2021, respectively	—	—
Series D Preferred stock, $0.00001 par value; 6,100,000 authorized; 0 and 0 shares issued and outstanding at February 28, 2022 and 2021, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 108,360,020 and 62,400,000 shares outstanding at February 28, 2022 and 2021, respectively	1,084	624
Treasury stock	(771,453)	—
Additional paid-in-capital	104,393,361	11,599,357
Accumulated other comprehensive (loss)/income	(218,703)	10,221
Accumulated deficit	(39,173,079)	(1,200,309)
Stockholders’ equity attributable to parent	$64,231,210	$10,409,893
Non-controlling interest	3,629,988	(390,277)

Total stockholders’ equity	67,861,198	10,019,616
Total liabilities and stockholders’ equity	$99,753,493	$11,466,062

The accompanying notes are an integral part of these consolidated financial statements.

NextPlay Technologies, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended February 28,	For the period from March 6, 2020 to February 28,
	2022	2021

Revenue
Media subscription and services	$4,463,051	—
Product development revenue	2,003,447
Interest and financial services	1,581,421	—
Travel services	155,407	—

Total revenue	$8,203,326	—

Cost of Revenue
Media subscription and services	1,273,959	—
Cost of product development	444,327
Interest and financial services	490,911	—
Travel services	137,170	—

Total Cost of Revenue	$2,346,367	—

Gross Profit	$5,856,959	—

Operating Expenses
General and administrative	12,463,578	784,945
Salaries and benefits	5,722,609	325,473
Technology and development	1,023,504	3,180
Stock-based compensation	546,978	—
Selling and promotions expense	1,126,231	4,702
Depreciation and amortization	5,658,299	461,596

Total operating expenses	26,541,199	1,579,896

Operating Loss	(20,684,240)	(1,579,896)

Other Income/ (Expense)
Valuation loss, net	(2,380,157)	—
Impairment loss	(11,583,852)	—
Allowance for credit loss	(3,136,685)	—
Interest expense	(2,505,522)	(51,827)
Realized loss on sale of marketable securities	(59,586)	—
Foreign Exchange loss	—	(2,110)
Other income (expense)	(47,556)	425
Total other income (expenses)	(19,713,358)	(53,512)
Net loss before tax	$(40,397,598)	(1,633,408)
Estimated corporate taxes	(16,876)	—
Net loss	(40,414,474)	(1,633,408)

Share of non-controlling interest	(2,441,704)	(433,099)
Net loss attributable to parent	$(37,972,770)	(1,200,309)

Other Comprehensive income (loss):
Foreign currency translation gain (loss)	(489,746)	20,859
Total other comprehensive income (loss)	(489,746)	20,859

Comprehensive loss	(40,904,220)	(1,612,549)

Total foreign currency translation allocated to:
Equity holders of the Company	(228,924)	10,221
Non-controlling interests of the subsidiaries	(260,822)	10,638
Total foreign currency translation	(489,746)	20,859

Total comprehensive loss attributable to:
Equity holders of the Company	(38,346,555)	(1,190,088)
Non-controlling interests of the subsidiaries	(2,557,665)	(422,461)
Total comprehensive loss	(40,904,220)	(1,612,549)

Weighted average number of common shares outstanding
Basic	94,513,747	62,400,000
Diluted	94,513,747	62,400,000
Basic net loss per share	$(0.40)	(0.02)
Diluted net loss per share	$(0.40)	(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

NextPlay Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

For the year ended February 28, 2022 and for the period from March 6, 2020 to February 28, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total shareholders’ equity	Non-controlling interest	Shareholders’ equity
Balances, March 6, 2020 (inception date)	—	—	—	—	—	—	—	—	—	—	—	—	—
Share contribution:
cash	—	—	—	—	23,400,000	234	—	5,196,353	—	—	5,196,587	32,184	5,228,771
Intangible assets	—	—	—	—	39,000,000	390	—	6,403,004	—	—	6,403,394	—	6,403,394
Net loss for the period	—	—	—	—	—	—	—	—	(1,200,309)	—	(1,200,309)	(433,099)	(1,633,408)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	10,221	10,221	10,638	20,859
Balances, February 28, 2021	—	—	—	—	62,400,000	$624	—	$11,599,357	$(1,200,309)	$10,221	$10,409,893	$(390,277)	$10,019,616
Reduction of share capital	—	—	—	—	(10,400,000)	(104)	—	(2,999,896)	—	—	(3,000,000)	—	(3,000,000)
Reverse acquisition recapitalization	10,000,000	100	3,828,500	38	23,854,203	239	—	62,813,297	—	—	62,813,536	6,577,930	69,391,466
Conversion of preferred shares	(10,000,000)	(100)	(3,828,500)	(38)	11,246,200	112	—	(112)	—	—	—	—	—
Shares issued for compensation	—	—	—	—	258,594	3	—	419,225	—	—	419,228	—	419,228
Shares issued for consulting services	—	—	—	—	97,500	1	—	127,749	—	—	127,750	—	127,750
Shares issued for debt payment	—	—	—	—	335,000	3	—	669,997	—	—	670,000	—	670,000
Shares issued for business combination	—	—	—	—	1,925,581	19	—	4,813,933	—	—	4,813,952	—	4,813,952
Shares issued for private placement	—	—	—	—	18,987,342	190	—	27,849,811	—	—	27,850,001	—	27,850,001
Warrant cancellation	—	—	—	—	—	—	—	(900,000)	—	—	(900,000)	—	(900,000)
Share repurchase	—	—	—	—	(344,400)	(3)	(771,453)	—	—	—	(771,456)	—	(771,456)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(228,924)	(228,924)	(260,822)	(489,746)
Net loss for the year	—	—	—	—	—	—	—	—	(37,972,770)	—	(37,972,770)	(2,296,843)	(40,269,613)
Balances, February 28, 2022	—	—	—	—	108,360,020	$1,084	(771,453)	$104,393,361	$(39,173,079)	$(218,703)	$64,231,210	$3,629,988	$67,861,198

The accompanying notes are an integral part of these consolidated financial statements.

NextPlay Technologies, Inc.

Consolidated Statements of Cash Flows

	For the year ended February 28, 2022	For the period from March 6,2020 to February 28, 2021
Cash flows from operating activities:
Net loss	$(37,972,770)	$(1,200,309)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,601,203	461,596
Valuation loss, net	2,439,745	—
Impairment loss on intangible assets	1,415,746	—
Impairment on goodwill	10,168,105	—
Allowance for note receivable losses	3,098,967	—
Allowance for loan losses	4,273	—
Stock based compensation	546,978	—
Provision from employee benefits	6,131	—
Gain on sale of Computer, furniture and equipment	(49)	—
Gain on minority interest	(2,441,704)	(433,099)
(Gain) loss on currency translation	(814,058)	20,859

Changes in operating assets and liabilities:
Amounts due from related parties	38,062	38,260
Amounts due to related party	6,014	—
Accounts receivable	647,268	—
Unbilled receivable	1,243,064	—
Loans receivable	(9,622,632)	—
Prepaid expenses and other current assets	4,232,573	(235,746)
Work in progress	(90,549)	—
Security deposits	107,867	—
Operating lease liabilities	(175,721)	—
Accounts payable & accrued expenses	1,575,868	343,941
Deferred revenue - related party	1,513,264	—
Other current liabilities	(3,560,449)	11,163

Cash used in operating activities	$(22,032,804)	$(993,335)

Cash flows from investing activities:
Short term investment	(304,509)	—
Payment in advance for investment	(1,000,000)	—
Convertible notes receivable - related party	—	(3,000,000)
Additions of intangible assets - related party	(955,934)	(2,619,047)
Additions of intangible assets	(3,059,922)	(790)
Purchase of computer, furniture, and equipment – related party	(138,291)
Purchase of computer, furniture, and equipment	(168,889)	(27,174)
Proceeds from disposal of computer, furniture, and equipment	1,435	—
Effects of a business combination of NextBank	4,200,006	—
Effects of a business combination of NextPlay (Monaker)	9,323,686	—

Cash provided by (used in) investing activities	$7,897,582	$(5,647,011)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	27,850,000	6,032,184
Proceed from notes payable - related party	—	2,171,982
Repayment of notes payable - related party	(263,515)	(1,118,900)
Treasury stock transaction	(500,000)	—
Proceeds from promissory notes - related party	213,515	—
Proceeds from promissory notes	2,915,637	—
Payments on promissory notes – related party	(215,817)	—
Payments on promissory notes	(9,690,567)	—

Cash provided by financing activities	$20,309,253	$7,085,266

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Cash and Cash Equivalents

Net change during the year/period	6,174,031	444,920

Balance, beginning of year/period	444,920	—

Balance, end of year/period	$6,618,951	$444,920

Supplemental disclosures of cash flow information
Cash paid for interest	$816,433	$52,175

NON-CASH TRANSACTIONS
Addition of intangible assets through exchanging shares	—	5,599,981
Settle (a) Convertible note receivable and (b) note payable due to closing share exchange transaction	15,000,000	—
Settle (a) Convertible note receivable and (b) share capital increase due to closing share exchange transaction	430,542	—
Operating lease right to use assets obtained in exchange for new operating lease liabilities	—	8,755
Share issues for consulting and employee compensation	546,978	—

The accompanying notes are an integral part of these consolidated financial statements.

NextPlay Technologies, Inc.

Notes to the Consolidated Financial Statements
February 28, 2022 and February 28, 2021

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

NextPlay is organized into 3 divisions: (i) NextMedia, the Company’s Interactive Digital Media Division; (ii) NextFinTech, the Company’s Finance and Technology Division; and (iii) NextTrip, the Company’s Travel Division.

(i)	NextMedia, the Company’s Interactive Digital Media Division

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

(ii)	NextFinTech, the Company’s Finance and Technology Division

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

Our Company, in accordance with Thailand foreign ownership laws, holds an indirect control of Longroot (Thailand) Company Limited (“Longroot”), which operates in financial advisory service and owns an Initial Coin Offering (“ICO”) Portal which is approved and regulated by the Thai Securities and Exchange Commission (“Thai SEC”). The Portal enables us to crypto-securitize an array of high-quality alternative assets, such as video games, insurance contracts, and real estate. These digital assets serve as a new asset class, which the Company’s management believes will create significant opportunities to accelerate products and services within the Fintech division’s asset management business.

Effective November 16, 2021, the Labuan Financial Services Authority (the “Labuan FSA”) approved the Company’s application to carry on general insurance and reinsurance business, subject to certain conditions including (i) payment of a $15,000 annual license fee, (ii) submission of evidence reflecting paid up capital amounting to MYR $10.0 mil (approximately to $2,390,000 US), (iii) submission of proof of registration as a member of Labuan International Insurance Association, and (iv) submission of a Management Services Agreement with the appointed insurance manager, (v) submission of a Letter of Undertaking, and (vi) submission of constituent documents to the Registration of Company Unit. The conditions are to be met within 3 months of November 29, 2021, the date Labuan FSA issued a letter confirming the conditional approval. In May 2022, the Company received a permission letter from Labuan FSA to extend the establishment until August 31, 2022. The Company plans to use the general insurance license to issue primary insurance products and the reinsurance license to issue crypto-securitized insurance in collaboration with Longroot.

On October 14, 2021, “Longroot Inc.” (a subsidiary of the Company) changed its name to “Next Fintech Holdings, Inc.” The Company plans to use Next Fintech Holdings, Inc. as the holding company for its FinTech division.

(iii)	NextTrip, the Company’s Travel Division

NextTrip our travel division, currently offers booking solutions for both business and leisure travel.

Reverse Acquisition of HotPlay Enterprise Ltd.

On July 23, 2020, the Company (then known as Monaker Group, Inc. (“Monaker”)) entered into a Share Exchange Agreement (as amended from time to time, the “Share Exchange Agreement”) with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders”). Pursuant to the Share Exchange Agreement, Monaker exchanged 52,000,000 shares of its common stock for 100% of the issued and outstanding capital of HotPlay, with HotPlay continuing as a wholly owned subsidiary of Monaker. The reverse acquisition between HotPlay and Monaker was completed on June 30, 2021. After the reverse acquisition, effective July 9, 2021, Monaker changed its name to “NextPlay Technologies, Inc.” The HotPlay acquisition was accounted for as a reverse acquisition with HotPlay being deemed the acquiring company for accounting purposes. The comparative figure for the period as from incorporation date to February 28, 2021 represents financial position and operating results of Hotplay Enterprise Ltd.

Reverse Acquisition of HotPlay Enterprise Ltd. (6/30/21)
Fair Value of Monaker assets acquired
Cash	$7,837,802
Current assets	$25,568,584
Non-current assets	$23,078,256
Net assets acquired	$56,484,642

Fair Value of Monaker liabilities assumed
Current liabilities	$32,482,319
Non-current liabilities	$5,420,131
Net liabilities assumed	$37,902,450

Net assets acquired	$18,582,192

Purchase consideration
Number of Monaker common shares outstanding as of 6/30/2021	23,854,203
Monaker share price as of 6/30/2021	$2.24
Preliminary estimate of fair value of common shares	$53,433,415
Fair value of total estimated consideration transferred	$53,433,415
Purchase Price Allocation
Fair value of Monaker net assets acquired as of 6/30/2021	$18,582,192
Fair value of total estimated consideration transferred	$53,433,415
Goodwill	$34,851,223

The Company is in the process of assessing the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, therefore the assets acquired and liabilities assumed were provisionally recorded. The assessment is to be completed within a period of one year from the acquisition date, pursuant to the measurement period allowed under ASC 805. During the measurement period, the Company is to retrospectively adjust the provisional amounts recognized at the acquisition date, and recognize additional assets or liabilities, if it obtains new information about facts and circumstances that existed as of the acquisition date.

The Company’s management is in the process of assessing the fair value of the assets and liabilities and provisionally adjusted the fair value of the assets and liabilities based on the new information that existed as of the acquisition date, which resulted in a $ 3.1 million decrease of the assets. The fair value of the assets and liabilities acquired are provisionally recorded as of February 28, 2022.

As of February 28, 2021	Common Stock Shares
Before Recasting	144,000
Reduction in share capital	(24,000)
Total Before Recasting	120,000
Adjustment for recasting	62,280,000
After Recasting	(1) 62,400,000

(1)	The recasted common stock represented cash and intangible assets contributed as equity from HotPlay.

In the accounting for the reverse acquisition, the share capital of the legal acquiree (HotPlay) replaced the share capital of the legal acquirer (Monaker). The authorized number of shares of common stock is recasted to present the historical equity of HotPlay on the basis of the 52,000,000 shares issued to HotPlay shareholders on a pro rata basis. The net assets acquired increased the additional paid-in capital.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including acquired businesses from the dates of acquisition. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These differences could have a material effect on the Company’s future results of operations and financial position. Significant items subject to estimates and assumptions include the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, deferred income taxes, purchase price allocation in connection with the business combination and allowance for credit losses.

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents on February 28, 2022, and February 28, 2021.

Short term investment

Short term investment is short-term cash deposit with a maturity date more than three months required by the Office of the Commissioner of Financial Institutions (“OCIF”) for business purpose of a subsidiary.

Accounts Receivable, Other Receivable, Unbilled Receivables

A receivable is recognized when the Company has an unconditional right to receive consideration. If revenue has been recognized before the Company has an unconditional right to receive consideration, the amount is presented as an unbilled receivable. A receivable is measured at transaction price less impairment loss and unbilled receivables are measured at the amount of consideration that the Company is entitled to, less credit loss. The Company calculates its allowance for current expected credit losses (CECL) based on lifetime expected credit losses at each reporting date. CECLs are calculated based on its historical credit loss experience and adjusted for forward-looking factors specific to the debtors and the economic environment. A receivable is written off when there is no reasonable expectation of recovering the contractual cash flows.

Loans Receivable and Allowance for Loan Losses

Loans Receivable

Loans that the Company has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their outstanding principal amount adjusted for charge-offs and the allowance for loan losses. Interest is accrued as earned based upon the daily outstanding principal balance.

The accrual of interest is generally discontinued at the time a loan is 90 days past due unless the credit is well-secured and in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by Management and is based upon collectability of loans, based on historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This represents management’s estimate of current expected credit losses (“CECL”) in the Company’s loan portfolio over its expected life, which is the contract term being the reasonable and supportable period that we can reasonably and supportably forecast future economic conditions to estimate expected credit losses. The historical loss experience is to be adjusted for asset-specific risk characteristics and economic conditions, including both current conditions and reasonable and supportable forecasts of future conditions.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Due to potential changes in conditions, it is possible that changes in estimates will occur and that such changes could be material to the amounts reported in the Company statements.

Work In Progress

Work in progress represents costs associated with software development according to contracts with customers. Work in progress mainly consists of employee and payroll related expenses and recorded on a project where milestone has not been made.

Prepaid Expenses and Other Current Assets

The Company records cash paid in advance for goods and/or services to be received in the future as prepaid expenses. Prepaid expenses are expensed over time according to the period indicated on the respective contract. Other current assets are recognized when it is probable that the future economic benefits will flow to the Company and the asset has a cost or value that can be measured reliably. It is then charged to expense over the expected number of periods during which economic benefits will be realized.

Advance for Investment

Advance for investment represents cash deposits transferred to the potential seller as a deposit payment as stipulated in the investment purchase agreement, mainly for potential acquisition of asset or business.

Investment in Unconsolidated Affiliates

Investment in unconsolidated affiliates is recognized at cost less valuation loss.

Computers, Furniture and Equipment

The Company purchases computers, laptops, furniture and fixtures. These are originally recorded at cost and stated at cost less accumulated depreciation and impairment if any. The computers and laptops are depreciated over a useful life of 3 - 5 years, respectively. The furniture and fixture are depreciated over a useful life of 5 and 10 years, respectively. Straight-line depreciation is used for all computers, laptops, furniture and equipment.

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

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (“ASC”) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that is not individually identified and separately recognized as an asset. Adjustments made to the acquisition accounting during the measurement period may affect the recognition and measurement of assets acquired and liabilities assumed, any non-controlling interest “NCI”, consideration transferred and goodwill or any bargain purchase gain, as well as the remeasurement of any pre-existing interest in the acquiree.

In our assessment, goodwill arisen from reverse acquisition is allocated systematically and reasonably to 3 reporting segment and existing operating entities on the closing of reverse acquisition date which are

i)	NextMedia segment consisted of

-	Reinhart Interactive TV AG

-	Zappware N.V

-	HotPlay Enterprise Ltd. and HotPlay (Thailand) Co., Ltd., became under NextMedia segment after the reverse acquisition date

ii)	NextFintech segment consisted of

-	Next Fintech Holdings, Inc (formerly Longroot Inc)

-	Longroot Limited

-	Longroot Holding (Thailand) Co., Ltd.

-	Longroot (Thailand) Co., Ltd.

-	Next Bank International, Inc, became under NextFintech segment on its acquisition date, subsequent to reverse acquisition.

iii)	NextTrip segment consisted of

-	NextTrip Holdings, Inc.

-	Extraordinary Vacations USA, Inc.

These segments are reviewed regularly by Chief Operating Decision Maker (“CODM”). The chief operating decision makers allocate resources and assess performance of the business and other activities at the single operating segment level. The reporting units for impairment testing purpose are determined as the lowest level of cash generating unit below the operating segments since the components constitute a business for which discrete financial information is available, and CODM regularly reviews the operating results of that components. Certain components share similar economic characteristic and deem single reporting unit. As a result, there are 5 reporting units, which are

i)	Reinhart/Zappware consisted of Reinhart Interactive TV AG and Zappware N.V,

ii)	HotPlay consisted of HotPlay Enterprise Ltd. and HotPlay (Thailand) Co., Ltd.,

iii)	Longroot consisted of Next Fintech Holdings, Inc, Longroot Limited, Longroot Holding (Thailand) Company Limited and Longroot (Thailand) Co., Ltd.

iv)	NextBank,

v)	NextTrip consisted of NextTrip Holdings, Inc and Extraordinary Vacations USA, Inc.

The Company assigned assets and liabilities to each reporting unit based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. Goodwill was assigned to the reporting units based on a combination of specific identification and relative fair values.

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following but not limited to:

1.	Significant underperformance compared to historical or projected future operating results;

2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

In impairment testing, goodwill acquired in a business combination is allocated to each of the Company’s reporting unit that are expected to benefit from the synergies of the combination. The Company estimates the recoverable amount of each reporting unit to which the goodwill and intangible assets relates. Where the recoverable amount of the reporting unit is less than the carrying amount, an impairment loss is recognized in profit or loss. Impairment losses cannot be reversed in future periods. During the fourth quarter of each fiscal year, the Company carries out annual impairment reviews at the reporting unit level in respect of goodwill and intangible assets by performing qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If those impairment indicators exist, the quantitative assessment is required to assess the recoverable amount of the reporting unit by performing step 1 of the two-step goodwill impairment test. If we perform step 1 and the carrying amount of the reporting unit exceeds its fair value, we would perform step 2 to measure such impairment. In determining value in use, the estimated future cash flows are discounted to their present value to reflect current market assessments of the time value of money and the risks specific to the asset. In determining fair value less costs to sell, an appropriate valuation model is used. These calculations are corroborated by a valuation model that, based on information available, reflects the amount that the Company could obtain from the disposal of the asset in an arm’s length transaction between knowledgeable, willing parties, after deducting the costs of disposal.

In determining allowance for impairment of goodwill and intangible assets, the management is required to exercise judgements regarding determination of the recoverable amount of the asset, which is the higher of its fair value less costs of disposal and its value in use.

Accounts payable, note payables and accrued expenses

Accounts payable are recognized when the Company receives invoices and accrued expenses are recognized when it is probable that an outflow of resources embodying economic benefits will result from the settlement of a present obligation and the amount at which the settlement will take place can be measured reliably.

Notes payables are recognized at cost net transaction costs. Transaction costs are amortized over the terms of notes payable using effective interest rate method.

Customer Demand Deposits Payable

Customer deposit represents cash demand deposits payable received from customers at NextBank.

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

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the years ended February 28, 2022 and 2021, warrants were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transactions price, allocating transaction price to the performance obligation and recognizing revenue when the performance obligation is satisfied. Types of revenue consist of:

Media Subscription and Services

Media subscription revenue is the revenue from sales of software to 3rd party, activation of license and initial activation of license. The Company acts as principal as it considers obtaining control of the specified goods or services before they are transferred to the customer, as well as being a party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. The revenue is recognized at a point in time when the Company makes the intellectual property available and the obligations to the customers fulfilled and provided activation/initial activation of license to its customers.

Revenue from maintenance service is recognized over the time based on contractual performance obligation monthly.

Revenue from product development is recognized at the point in time when the contractual performance obligation is met for a specific milestone of the contract.

The Company’s deferred revenue reflects amounts received in advance that will be recognized as revenue over time or as services are rendered. Deferred revenue expected to be realized within one year is classified as a current liability and the remaining is recorded as a non-current liability.

Interest and Financial services

NextBank International provides traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans, among other types of lending services. Revenues are categorized as interest income and financial services. NextBank is primarily responsible for fulfilling the services to clients, bear risks on its loan products, has discretion in establishing the price, hence it acts as principal, and recognizes revenues at the gross amount received for the services.

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

Financial services are categorized as follows:

-	Origination fee is recognized at point of time when the loan contract is mutually originated between a customer and the Company.

-	Deposit account fees and other administrative fee are generally recognized upon completion of services (wire in/out processing, certain deposit condition met, etc.).

Travel

The Company recognizes revenue when the customer has purchased the product, the occurrence of the earlier of date of travel or the date of cancellation has expired, as satisfaction of the performance obligation, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue for customer travel packages purchased directly from the Company are recorded gross (the amount paid to the Company by the customer is shown as revenue and the cost of providing the respective travel package is recorded to cost of revenues).

The Company generates revenues from sales directly to customers as well as through other distribution channels of tours and activities at destinations throughout the world.

The Company controls the specified travel product before it is transferred to the customer and is therefore a principal, include but not limited to, the following

-	The Company is primarily responsible for fulling the promise to provide such travel product.

-	The Company has inventory risk before the specified travel product has been transferred to a customer or after transfer of control to a customer.

-	The Company has discretion in establishing the price for the specified travel product

Payments for tours or activities received in advance of services being rendered are recorded as deferred revenue and recognized as revenue at the earlier of the date of travel or the last date of cancellation (i.e., the customer’s refund privileges lapse).

Cost of Revenue

Cost revenue from digital media mainly consists of cost of employees - software developer, other sub-contractors and amortization.

Cost of revenue from finance and technology mainly consists of interest expense, loan related commissions, amortization of core banking software and technology facilities and infrastructures.

Cost of revenue from travel mainly consists of cost of the tours and activities, sales commissions paid to agents and employees who sell travel package, and merchant fees charged by credit card processors.

Comparative figures

The certain comparative figure has been reclassified to conform with the current year presentation.

Selling and Promotions Expense

Selling and promotion expenses consist primarily of promotional expenses, expenses related to our participation in industry conferences, and public relations expenses, and the expense is recognized when incurred.

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

We have adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of February 28, 2022, the Company’s income tax returns for tax years ending February 28, 2021 - 2015 remain potentially subject to audit by the taxing authorities.

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

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, “Compensation – Stock Compensation”, which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company recognizes compensation on a straight-line basis over the requisite service period for each award and recognizes forfeitures as when they occur.

Warrants

The Company accounts for the warrants pursuant to share exchange agreements in accordance with the guidance contained in ASC 815, under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. All such warrant agreements contain fixed strike prices and number of shares that may be issued at the fixed strike price, and do not contain exercise contingencies that adjust the strike price or number of shares issuable upon settlement of the warrants. All such warrant agreements are exercisable at the option of the holder and settled in shares of the Company. The warrants are qualified as equity-linked instrument embedded in a host instrument whereby do not meet definition of derivative, therefore it’s not required to separate the embedded component from its host.

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

Financial instruments consist principally of cash, accounts receivable, investments in unconsolidated affiliates, other receivable, other receivable, related parties, accounts payable, accrued liabilities, notes payable, related parties, line of credit and certain other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Leases

The Company utilizes operating leases for its offices and cars. The Company determines if an arrangement is a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s contractual obligation to make lease payments under the lease. Operating leases are included in operating lease right-to-use assets, non-current, and operating lease liabilities current and non-current captions in the consolidated balance sheets.

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

Recent Accounting Pronouncements

July 2017, the FASB issued ASU 2017-11, ASC Subtopic 260 “Earnings Per Share”. The amendments in this update that relate to the recognition, measurement, and earnings per share of certain freestanding equity-classified financial instruments that include down round features affect entities that present earnings per share in accordance with the guidance in Topic 260, Earnings Per Share. and when the down round feature is included in an equity-classified freestanding financial instrument, the value of the effect of the down round feature is treated as a dividend when it is triggered and as a numerator adjustment in the basic EPS calculation. This reflects the occurrence of an economic transfer of value to the holder of the instrument, while alleviating the complexity and income statement volatility associated with fair value measurement on an ongoing basis. Convertible instruments are unaffected by the Topic 260 amendments in this Update.

In December 2019, the FASB issued ASU 2019-12, ASC Subtopic 740 “Income Taxes”: Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing the following exceptions:

1.	Exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income).

2.	Exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment.

3.	Exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary.

4.	Exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

The amendments in this Update also simplify the accounting for income taxes by doing the following:

1.	Requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax.

2.	Requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction.

3.	Specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements. However, an entity may elect to do so (on an entity-by-entity basis) for a legal entity that is both not subject to tax and disregarded by the taxing authority.

4.	Requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.

5.	Making minor Codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.

The Company has adopted the standard which does not have a significant impact to our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has adopted the standard which does not have a significant impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, ASC Subtopic 805 “Business Combinations”. The FASB is issuing this Update to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) Recognition of an acquired contract liability, (2) Payment terms and their effect on subsequent revenue recognized by the acquirer. The Company has adopted the standard which does not have a significant impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. The Company has adopted the standard which does not have a significant impact to our consolidated financial statements.

Note 2 - Going Concern

As of February 28, 2022, and 2021, the Company had an accumulated deficit of $39.2 million and $1.2 million, respectively. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have limited financial resources. As of February 28, 2022, we have working capital of $6.3 million. Our monthly cash requirement is approximately $1.5 million.

We will need to raise additional capital or borrow loans to support the on-going operation, increase market penetration of our products, expand the marketing and development of our travel and technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, would negatively impact our business, financial condition, and liquidity. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern. As indicated by the increase of the Company’s deferred revenue balance as of February 28, 2022, $2.1 million, we expect to see an increase in revenue in the next year.

Management’s plans with regard to this going concern are as follows:

(i)	the Company plans to continue to raise funds with third parties by way of public or private offerings,

(ii)	the Company is working aggressively to increase the viewership of its Fintech and gaming products by promoting it across other mediums;

(iii)	the Company expects growth in revenue from interest and non-interest income through organic growth and new business initiatives in the finance and technology division;

(iv)	the Company plans to issue tokens under its Longroot entity during the year 2023, which is expected to result in generating revenues;

(v)	the Company is tightening its spending on expenses, which is expected to help in the cost reduction of the operations; and
(vi)	In March 2022, the Company created an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock in an aggregate gross offering price of up to $20 million to or through the Agent (the “ATM offering”).

The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate greater revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 3 – Notable Financial Information

Short term investment

As of February 28, 2022 and 2021, NextBank had short-term deposits of $0.3 million with an original maturity in November 2022, interest rate at 0.05% per annum and $0, respectively.

Accounts Receivable, Net

As of February 28, 2022 and 2021, the Company had accounts receivable of $0.8 million and $0, respectively. As of February 28, 2022 and 2021, the allowance for expected credit loss was $0 and $0, respectively.

Loans Receivable

Loans receivable related to the provision of traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans and receivables financing, among other types of lending services of NextBank. As of February 28, 2022 and 2021, the Company had loans receivable of $17.4 million and $0, respectively, and the allowance for loan losses of $0.1 million and $0, respectively. The interest rate ranges from 5.5% to 17.9%.

As of February 28, 2022, all loans were performing, and a general allowance was established at appropriate rate on the principal amount outstanding at year end. Due to limited outstanding loans, they are analyzed one by one to determine if the general reserve covers the related risk of such loans. As of February 28, 2022, the Company’s management deemed the reserve as sufficient when compared to the risk assessment.

No loans were required to be charged off for the year ended February 28, 2022. As of February 28, 2022, there were loans placed on non-accrual loan of $0.04 million.

Unbilled Receivables

As of February 28, 2022 and 2021, the Company had unbilled receivables of $3.3 million and $0, respectively, relating to a software development project. As of February 28, 2022 and 2021, the allowance for expected credit loss was $0 and $0, respectively.

Prepaid Expenses and Other Current Assets

As of February 28, 2022 and 2021, the Company had prepaid expenses of $1.0 million and $0.01 million, respectively. As of February 28, 2022 and 2021, the Company had other current assets of $0.01 million and $0.2 million, respectively.

Convertible Notes Receivable, Related Party

As of February 28, 2022 and 2021, the Company had Convertible Notes Receivable, related party, net allowance for expected credit loss of $4.6 million and $3.0, respectively, relating to receivables from Axion. As of February 28, 2022 and 2021, the allowance for expected credit loss was $3.1 and $0, respectively.

Goodwill

As of February 28, 2022 and 2021, the Company had total goodwill of $38.9 million and $0, respectively. The year-over-year increase resulted from the following:

(i)	the reverse acquisition of HotPlay of $34.8 million;

(ii)	relating to the acquisition of Longroot of $3.0 million;

(iii)	the acquisition of NextBank of $7.9 million;

(iv)	the acquisition of Reinhart of $3.0 million and

(v)	the impairment of goodwill of $10.2 million.

During the year ended February 28, 2022, the Company performed the impairment assessment and recognized the impairment loss on goodwill from NextMedia and NextTrip unit totaling to $10.2 million, as reflected in the Consolidated Statements of Operations and Comprehensive Loss as we assessed that the fair value from expected recoverable selling price was lower than its book value. Outstanding goodwill in each segment and impairment amount are as follows:

(i)	NextFintech of $23.7 million;

(ii)	NextMedia of $20.2 million with goodwill impairment of $5.0 million mainly due to a decrease in fair value as expected to recover from potential sale of certain businesses within the segment; and

(iii)	NextTrip of $5.2 million with goodwill impairment of $5.2 million mainly due to a decrease in fair value as expected to recover from potential sale of certain businesses within the segment.

Computers, Furniture and Equipment

As of February 28, 2022 and 2021, the Company had net computers, furniture and equipment of $0.6 million and $0.03 million, of which $0.2 million and $0.001 million included depreciation expense, respectively for the year end period ended February 28, 2022 and 2021.

Operating Lease Right-to-Use asset and Operating Lease Liability

The following schedule represents outstanding balance of operating lease Right-to-Use asset and operating lease liability of the Company as of February 28, 2022:

Operating lease Right-to-Use asset	Office	Car	Totals
Right-to-Use asset, costs	$3,771,702	$735,479	$4,507,181
Accumulated depreciation	352,590	191,994	544,584
Net Carrying Value	$3,419,112	$543,484	$3,962,596

Operating lease liability	Office	Car	Totals
Current portion	$460,815	$250,988	$711,803
Noncurrent portion	2,833,726	284,221	3,117,947
Totals	$3,294,541	$535,209	$3,829,750

As of February 28, 2021, the Company had operating lease Right-to-Use asset and Operating lease liability $0 and $0, respectively. The incremental borrowing cost applied in the lease calculation is 10%.

Accounts Payable and Accrued Expenses

As of February 28, 2022 and 2021, the Company had accounts payable of $4.5 million and $0.08 million, respectively. As of February 28, 2022 and 2021, the Company had accrued expenses of $4.1 million and $0.3 million, respectively.

Deferred Revenue

As of February 28, 2022 and 2021, the Company had deferred revenue of $2.1 million and $0, respectively, relating to travel and digital media future sales.

Other Liabilities – Customer Demand Deposits Payable

As of February 28, 2022 and 2021, the Company had other current liabilities – customer demand deposits payable of $7.6 million and $0, respectively, relating to NextBank.

As of February 28, 2022, the Company had interest and non-interest- bearing deposits received from customers with interest rates ranging from 0% to 4% payable per annum.

Short Term Note Payable – Related Parties

As of February 28, 2022 and 2021, the Company had a short term note payable – related party of $0.8 million and $1.1 million, respectively, relating to Tree Roots Entertainment and MQDC. The note payables are unsecured, carrying the interest at 9.00% - 9.75% per annum (2021: 9.00% -9.75% per annum) and are due at call.

Long Term Note Payable – Related Parties

As of February 28, 2022 and 2021, the Company had a long term note payable – related party of $1.0 million and $0, respectively, mainly related to note payable of preferred dividends in arrears.

The note payable has interest rate of 12% per annum, compounded monthly at the end of calendar month, with such interest payable at maturity or upon conversion.

Revenue

Disaggregation of revenue information was as follows:

Type of goods and services	2022		2021
NextMedia	$		$
- Sales of third-party software		1,992,495		—
- Initial activation of license		184,013		—
- Activation of license		1,303,601		—
Software maintenance services		982,942		—
Product development revenue		2,003,447		—
		6,466,498		—
NextFintech
Interest income		738,134		—
Financial services		843,287		—
		1,581,421		—
NextTrip
Travel services		155,407		—
Total revenue		8,203,326		—

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

Acquisition of Reinhart TV AG/Zappware

Fair Value of assets acquired
Cash	$3,086,212
Current assets	$8,083,041
Right-of-use assets	$2,537,789
Non-current assets	$6,681,714
Total assets acquired	$20,388,756

Fair Value of liabilities assumed
Current liabilities	$9,931,882
Lease liabilities	$2,537,789
Non-current liabilities	$302,815
Total liabilities assumed	$12,772,486
Net assets acquired	$7,616,270
Purchase consideration
Cash	$10,707,760
Fair value of total consideration transferred	$10,707,760

Purchase Price Allocation
Fair value of net assets acquired as of 6/23/2021	$7,616,270
Fair value of total consideration transferred	$10,707,760
Goodwill arisen from acquiring Reinhart TV AG/Zappware	$3,091,490

The Company is in process of assessing the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, mainly in relation to its identification and valuation of intangible assets and certain tangible assets, therefore the assets acquired, and liabilities assumed were provisionally recorded. The assessment is to be completed within a period of one year from the acquisition date, pursuant to the measurement period allowed under ASC 805. During the measurement period, the Company is to retrospectively adjust the provisional amounts recognized at the acquisition date, and recognize additional assets or liabilities, if it obtains new information about facts and circumstances that existed as of the acquisition date.

Reinhart is in the business of providing a software-based TV and video distribution platform to telecom companies and digital content owners, and providing services to telecom companies and digital content owners for user interaction design, as well as software development, deployment and support.

In connection with our entry into the Investment Agreement, we entered into a Founding Shareholders’ Agreement with the Founder (the “Shareholders’ Agreement”). The Shareholders’ Agreement set forth certain rules for the governance and control of Reinhart. The Shareholders’ Agreement provides: (i) that the board of directors of Reinhart will consist of five members, three of which will be appointed by the Founder and other shareholders of Reinhart, and two of which will be appointed by the Company, which include William Kerby, the Company’s Co-Chief Executive Officer, and Mark Vange, the Chief Technology Officer of HotPlay and current Chief Technology Officer of the Company; (ii) that any material shareholder matters are required to be approved by shareholders holding at least 66 2/3% of the total outstanding vote of Reinhart; (iii) that in the event Reinhart issues, within five years after the closing date, any equity or convertible equity, with a price less than the most recent valuation of Reinhart’s shares, the shares held by each director who is appointed by the Founder are subject to weighted average anti-dilution protection; and (iv) provides for various restrictions on transfers of shares of Reinhart, including right of first refusal rights, tag-along rights, and drag-along rights, as well as certain rights which would trigger the right of the other parties to the Shareholders’ Agreement to acquire the shares held by an applicable shareholder, for the higher of the fair market value and the nominal value of the shares (except in the case of (c) where the purchase price is the lower of such amounts), if such shareholder (a) commits a criminal act against the interests of another party, Reinhart or its affiliates; (b) breaches the Shareholders’ Agreement, and fails to cure such breach 20 days after notice thereof is provided; or (c) the employment of any employed shareholder is terminated for certain reasons.

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

NextBank International (formerly IFEB) Acquisition

On April 1, 2021, we entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties, pursuant to which the Company agreed to purchase 2,191,489 shares (the “IFEB Shares”) of authorized and outstanding Class A Common Stock of International Financial Enterprise Bank, Inc.,
a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), which IFEB Shares totaled approximately 57.16% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6,400,000, which amount was paid to the sellers on April 1, 2021.

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

Acquisition of NextBank International, Inc. (7/21/21)

Fair Value of assets acquired
Cash	$7,039,001
Current assets	$7,584,013
Non-current assets	$148,842
Net assets acquired	$14,771,856

Fair Value of liabilities assumed
Current liabilities	$11,474,443
Non-current liabilities	$—
Net liabilities assumed	$11,474,443

Net assets acquired	$3,297,413
Purchase consideration
Cash	$6,400,000	(1)
Common stock (1,925,581 shares @ $2.50 per share)	$4,813,953
Fair value of total consideration transferred	$11,213,953

Purchase Price Allocation
Fair value of net assets acquired as of 7/21/2021	$3,297,413

Fair value of total consideration transferred	$11,213,953
Goodwill	$7,916,540

(1)	The $6.4 million of cash was paid by NextPlay prior to the closing of the Reverse Acquisition and is not presented on the Company’s consolidated statement of cash flows.

The Company is in process of assessing the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, therefore the assets acquired, and liabilities assumed were provisionally recorded. The assessment is to be completed within a period of one year from the acquisition date, pursuant to the measurement period allowed under ASC 805. During the measurement period, the Company is to retrospectively adjust the provisional amounts recognized at the acquisition date, and recognize additional assets or liabilities, if it obtains new information about facts and circumstances that existed as of the acquisition date.

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

On September 28, 2021, the Company entered into a Preferred Stock Exchange Agreement (the “Preferred Exchange Agreement”) with NextBank, and the Company agreed to exchange 5,070,000 restricted shares of the Company’s common stock (the “Exchanged Common Shares”), for 10,140 shares of non-cumulative, non-compounding, non-voting, non-convertible, perpetual Series A preferred stock of NextBank (the “NextBank Preferred Shares”). The NextBank Preferred Shares have an aggregate face value of $10,140,000. The NextBank Preferred Shares are non-redeemable; however, NextBank may, by the vote of the holders of a majority of its common stock, call and redeem the NextBank Preferred Shares in exchange for the Exchanged Common Shares plus accrued interest at the time of any such redemption. Additionally, the NextBank Preferred Shares include a change of control provision, whereby upon a change of control (as defined in the Preferred Exchange Agreement), the Company may cause NextBank to repurchase the NextBank Preferred Shares in exchange for the Exchanged Common Shares, plus accrued interest.

The Preferred Exchange Agreement included customary representations, covenants and warranties of the parties, and closing conditions which would be customary for a transaction of this type. The transactions contemplated by the Preferred Exchange Agreement closed on October 1, 2021.

Longroot Purchase Price Allocation completion

The Company acquired Longroot on November 16, 2020 and provisionally recognized the fair value of the assets acquired and the liabilities assumed at the time of acquisition. During the year ended February 28, 2022 the Company finalized the Purchase Price Allocation (PPA) that was completed by an independent appraiser and the Company recorded the fair value of assets and liabilities as of February 28, 2022, as a result, goodwill increased in amount $3,437,521

Summary of changes in fair value allocation resulted below:

Amount
Goodwill increased	$3,437,521

Net other assets decreased	(188,479)
Intangible assets decreased	(1,748,702)
Non-controlling interest increased	$(1,500,340)

 Note 5 – Related Party Transactions

Parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control or joint control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa.

Name of related parties	Relationship with the Company
Red Anchor Trading Corporation (“RATC”)	A shareholder of the Company and controlled by a Co-CEO of the Company and a director of the Company
Tree Roots Entertainment Group Company Limited (“TREG”)	A significant shareholder of the Company
Axion Ventures Inc. (“Axion”)	An entity shareholding by a Co-CEO of the Company
Axion Interactive Inc. (“AI”)	A subsidiary of Axion
HotNow (Thailand) Company Limited (“HotNow”)	An entity controlled by a Co-CEO of the Company
True Axion Interactive Company Limited (“TAI”)	An entity shareholding by a Co-CEO of the Company
Magnolia Quality Development Corporation Limited (“MQDC”)	A significant shareholder of TREG, which is a significant shareholder of the Company
Nithinan Boonyawattanapisut	Co-CEO of the Company, and a shareholder of the Company, RATC, HotNow, Axion and TAI
Immediate Family Member	Immediate family member with executive officer of the Company

Other than disclosed elsewhere, the Company had the following significant related party transactions for the year ended February 28, 2022.

Payment of marketing expense:
Immediate Family Member	$234,200
Payment of consulting expense:
Immediate Family Member	$110,000
Payment of salary expense:
Immediate Family Member	$105,217
Purchase of intangible asset:
HotNow (Thailand) Company Limited	$955,934
Purchase of equipment:
HotNow (Thailand) Company Limited	$123,577
True Axion Interactive Company Limited	$14,714
General and admin expense:
HotNow (Thailand) Company Limited	$23,540
Operating expense:
HotNow (Thailand) Company Limited	$212,085
Interest expense of loan from:
Magnolia Quality Development Corporation Limited	$41,622
Tree Roots Entertainment Group Company Limited	$65,717
HotNow (Thailand) Company Limited	6,510
Rental expense:
Tree Roots Entertainment Group Company Limited	$61,724
HotNow (Thailand) Company Limited	$12,625
Payment of contract cost:
HotNow (Thailand) Company Limited	$743,889

The Company had the following related party balances as of February 28, 2022 as follows:

	Nature	February 28, 2022
Amounts due from related parties:
Hotnow (Thailand) Company Limited	Other receivable	$155,425
Total		$155,425

Amounts due to related parties:
Magnolia Quality Development Corporation Limited	Accrued interest expense	$3,169
Tree Roots Entertainment Group	Accrued interest expense	32,700
HotNow (Thailand) Company Limited	Other liability	393
Red Anchor Trading Corporation	Account payable	395,782
Total		$432,044
Notes payable:
Magnolia Quality Development Corporation Limited		$459,024
Tree Roots Entertainment Group		306,016
Immediate Family Member		966,314
Total		$1,731,354

The comparative figure for the year ended February 28, 2021 represents significant related party transactions of Hotplay Enterprise Ltd. as follow:

Short-term Loan from:
Magnolia Quality Development Corporation Limited	$493,633
Tree Roots Entertainment Group Co., Ltd	$1,678,349
Repayment of Short-term Loan:
Tree Roots Entertainment Group Co., Ltd	$1,118,900
Interest expense of loan from:
Magnolia Quality Development Corporation Limited	$40,612
Tree Roots Entertainment Group Company Limited	$22,706
Initial intangible assets for stock issuance:
Red Anchor Trading Corporation	$2,582,064
T&B Media Global (Thailand) Company Limited	$618,009
Tree Roots Entertainment Group Co., Ltd	$2,399,908
Cash receipt from issuance of ordinary shares:
Red Anchor Trading Corporation	$3,000,000
T&B Media Global (Thailand) Company Limited	$500,000
Tree Roots Entertainment Group Co., Ltd	$1,900,000
Dees Supreme Company Limited	600,000
Cash receipt from issuance of ordinary shares – non controlling interest:
T&B Media Global (Thailand) Company Limited	$6,311
Tree Roots Entertainment Group Co., Ltd	$22,087
Dees Supreme Company Limited	3,155
Nithinan Boonyawattanapisut	$631
Rental expense:
Tree Roots Entertainment Group Co., Ltd	$18,365
Payment of loan interest:
Magnolia Quality Development Corporation Limited	$37,287
Tree Roots Entertainment Group Co., Ltd	$14,888
Payment of contract cost – Related party:
Hotnow (Thailand) Company Limited	$2,114,909
True Axion Interactive Company Limited	$535,920
Payment of utilities expense:
Hotnow (Thailand) Company Limited	$6,342

The Company had the following related party balances as of February 28, 2021 as follows:

	Nature	February 28, 2021
Amounts due to related parties:
Magnolia Quality Development Corporation Limited	Accrued interest expense	$3,408
Tree Roots Entertainment Group Company Limited	Other payable	4,523
	Accrued interest expense	4,005
	Accrued expense	18,824
Monaker (prior to merging)	Advance	7,500
Total		$38,260
Notes payable:
Magnolia Quality Development Corporation Limited		$493,632
Tree Roots Entertainment Group Company Limited		559,450
Total		$1,053,082

Significant agreements with related parties

On March 31, 2021, HotPlay Thailand entered into an asset purchase agreement with HotNow, a related party, which is also under the same common control of HotPlay Thailand, to purchase certain of the assets of HotNow, including all software used in the business and including all rights under licenses and other agreements and employees, for the aggregate price of 19.5 million Thai Baht (inclusive of 7% value added tax (VAT)) (approximately $624,000 US). On April 30, 2021, HotPlay Thailand made an advanced payment to HotNow in the amount of 5.0 million Thai Baht (approximately $149,533 US). On June 7, 2021, HotPlay Thailand paid the remaining cost of the asset purchase to HotNow in the amount of 14.5 million Thai Baht (approximately $474,467 US) pursuant to the terms of the asset purchase agreement.

On March 24, 2021, HotPlay Thailand entered into a short-term loan with MQDC for $480,000 (15.0 million Thai Baht) with an interest rate of 9% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $6,338 as of February 28, 2022.

During June and July 2020, HotPlay Thailand entered into a short-term loan with TREG for the aggregate principal amount of $543,000 (17.0 million Thai Baht) with an interest rate of 9.75% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $4,578 as of February 28, 2022. On May 31, 2021, HotPlay Thailand repaid 7.0 million Thai Baht (approximately $223,000 US) in connection with the short-term loan from TREG.

Next Bank International currently holds a $705,000 loan that was purchased in 2020 at a discounted purchase price of $647,776, when the Bank was not partially or wholly owned by NextPlay Technologies, Inc. The borrower is an entity affiliated with a current member of the Bank’s Board of Directors. The Loan bears interest at an annual rate of 10%. As of February 28, 2022, the outstanding balance was $725,000.

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

The Convertible Promissory Notes accrue interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes is convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the closing date of the HotPlay Exchange Agreement (which closed on June 30, 2021) and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of (i) the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and (ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes (which was below the $3.02 per share minimum conversion price). The Convertible Promissory Notes are unsecured, have a maturity date of April 7, 2022, and include standard and customary events of default. On August 27, 2021, $50,000 cash was drawn by Mr. Kerby against his Convertible Promissory Note. As of February 28, 2022 the outstanding balance of the convertible promissory notes were in amount of $966,314 which was subsequently paid in March 2022.

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

Significant agreements with managements of the Company

a)	On June 9, 2021, GLM Consulting Ltd (the “Consultant”), of which Andrew Greaves, the Company’s Chief Operating Officer, serves as the sole officer and director, entered into a Consulting Agreement with the Company to assist the Company in growing a connected subscriber base and ecosystem across all devices: Digital TV, Set Top Box, Streaming Devices, PC, Laptop, Tablet and Smartphones, by providing a range of operational expertise. The term of the agreement started on July 6, 2021 and is effective until June 30, 2022, provided that the agreement may be terminated at any time, by either party, with two weeks written prior notice. The Company agreed to pay the Consultant a daily consulting fee of $1,000, for each day of service up to a maximum amount of 20 days per month unless previously agreed in writing with the Company. Each day of service shall include a minimum of 8 hours. The Consulting Agreement included confidentiality obligations of the parties and customary work for hire language.

b)	On July 15, 2021, the Company entered into an Employment Agreement with Mark Vange, its Chief Technology Officer, which agreement has an effective date of July 15, 2021. The Company agreed to pay Mark Vange an annual salary of $300,000 payable on a bi-weekly basis. The agreement remains in effect (renewing automatically on a month-to-month basis), until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated as defined in the Events of Termination in the Agreement.

c)	On September 16, 2021, the Company entered into an Employment Agreement with Nithinan “Jess” Boonyawattanapisut, its Co-Chief Executive Officer and member of its board of directors, which agreement has an effective date of October 1, 2021. The agreement remains in effect (renewing automatically on a month-to-month basis), until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated as discussed below.

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

The shareholders’ meeting approved these IPP Agreements on January 28, 2022, and the acquisitions both closed on May 2, 2022, and pursuant to the terms of the respective Intellectual Property Purchase Agreements with FBP and TIQ, the Company issued FBP and TIQ 1,666,667 and 1,250,000 shares of Company common stock, respectively.

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

As of February 28, 2022, total payment of cash and shares already paid by the Company to the sellers was $937,117. The Company plans to make the final payment of 50% of the purchase price after the BCSC lifts a cease trade order on Axion’s shares, provided that the Company cannot estimate when, or if, such cease trade order will be lifted. There is no further update as of February 28, 2022 and the recoverable amount was $937,117.

Go Game Asset Purchase Agreement

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

We agreed pursuant to the Go Game SPA, that upon our purchase of the Initial Go Game Shares, that we would appoint the Seller to the board of directors of the Company, and that we would continue to nominate the Seller as a board nominee for appointment on the board of directors at each subsequent shareholder meeting of the Company, subject to certain exceptions, until the earlier of (i) Seller’s death; (ii) Seller’s resignation from the board of directors; (iii) the date that Seller is no longer qualified to serve as a member of the board of directors; (iv) the date the board of directors, acting in good faith, determines that the continued appointment of Seller to the board of directors would violate the fiduciary duties of such members of the board of directors; (v) the third anniversary of the acquisition of the Initial Go Game Shares; and (vi) the date that the Seller holds less than 2 million shares of Company common stock (including shares of common stock issuable upon conversion shares of Series D Preferred Stock held by Seller). The consideration paid as of February 28, 2022 was in amount $1,250,000.

On March 30, 2022, the Company, Go Game and the Seller entered into an asset purchase agreement (the “Asset Purchase Agreement”) which amends and restates in its entirety the Go Game SPA disclosed previously whereby Go Game agreed to sell and assign to the Company, and the Company agreed to purchase and assume from Go Game substantially all the assets and certain liabilities related to the goPlay platform (the “Go Game Assets”), together with a perpetual license to the goPay payment gateway (the “goPay License”).

The consummation of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) occurred on April 4, 2022, following the execution of the Asset Purchase Agreement on March 30, 2022.

As consideration for the Go Game Assets and the receipt of the goPay License, the Company agreed to pay $5,000,000 (the “Purchase Price”) as follows:

(i)	A cash payment of $1,250,000 which was paid previously by the Company to Go Game/Seller following the execution of the Go Game SPA;

(ii)	A cash payment of $1,500,000 at closing by wire transfer of immediately available funds; and

(iii)	A cash payment of $2,250,000 which shall be payable monthly by the Company to Go Game with simple interest thereon at the rate of 12.0% per annum until March 31, 2023.

No stock consideration of Go Game or the Company is being exchanged as was previously contemplated under the Go Game SPA.

In the event the Company defaults on its monthly cash payment obligations under (iii) above, the Company agrees that the Seller shall be given the absolute right to demand for the return by way of assigning, transferring, and delivering to Seller all of Purchaser’s right, title, ownership and interest in certain games and source code for goPay (without taking away the perpetual licensing right).

For a period of six months following the closing, Go Game will provide transitional assistance to the Company to integrate the goPlay platform and associated game titles, together with the goPay payment gateway, at no additional charge.

The goPay License allows the Company to exploit the goPay payment gateway to enhance the products and service offerings of the Company. The goPay License does not allow the Company to exploit and sublicense the goPay technology as a stand-alone product.

Prior to the Closing, Go Game was engaged in discussions with potential customers of the goPlay platform. At the Closing, the Company and Go Game entered into a revenue share agreement (the “Revenue Share Agreement”) pursuant to which Go Game shall refer such potential customers and any other potential customers to the Company, in exchange for a right to receive fifty percent (50%) of net revenues attributable to such sales.

In addition, the Company and the Seller entered into a restrictive covenant agreement (the “Restrictive Covenant Agreement”) whereby Seller will agree to refrain from competing with the Company and soliciting the Company’s employees at the time of the closing and for a period of time thereafter in order to protect the Company’s legitimate business interests and goodwill in connection with the Asset Purchase Agreement.

Letter of Intent of Potential acquisition of 100% of a Bank Holding Company

On November 1, 2021, the Company signed a non-binding Letter of Intent to acquire 100% of the capital stock of a bank holding company which is the 100% owner of a community bank. In connection with the execution of the non-binding Letter of Intent, on November 10, 2021, the Company made a non-refundable deposit of $1,000,000 on behalf of itself and other parties to the acquisition (as discussed below), which shall be credited against the purchase price at closing, if completed. The acquisition, if completed, will be made with other parties, to be named subsequently, and it is expected that no individual party will acquire more than 24.9% of said bank holding company. There is no legal obligation between the parties with respect to the acquisition unless and until the parties enter into a definitive agreement with respect thereto. Closing of the transaction will be subject to regulatory approvals, amongst other things. The balance as of February 28, 2022 was in amount $1,000,000.

Note 6.2 – Investment in Unconsolidated Affiliates

Soma Innovation Lab Joint Venture

On March 8, 2021, the Company entered into a Joint Venture Agreement with Soma Innovation Lab (“Soma”). Pursuant to the agreement, the parties agreed to form a joint venture for designing hyper-personalized experiences for targeted gamers. The agreement requires the Company to provide Soma the use of the HotPlay technology, assuming the Company acquire ownership of such technology as a result of the closing of the Company’s pending Share Exchange (as defined below), with HotPlay (as defined below), which technology is owned by HotPlay, and that the Company would issue the principals of Soma 72,000 shares of restricted common stock (valued at $180,000), of which $45,000 was earned immediately and the remaining shares will be earned at the rate of 6,000 per month. Pursuant to the agreement, Soma agreed to provide the Company use of an email client list and other services. The joint venture is owned 50/50 between us and Soma, with net profits/revenues paid pursuant to the same 50/50 split. In the event the joint venture achieves revenue in excess of expenses and the Company recovers the $180,000 value of the shares, then the Company agreed to issue Soma a bonus of 50,000 shares of restricted common stock. The joint venture (and agreement) each have a term of two years. The Company also agreed to use Soma for certain work to be performed on its websites and travel magazine, and agreed to pay Soma $75,000 per month ($225,000 in aggregate) for such work, payable by way of the issuance of 90,000 shares of restricted common stock. As of February 28, 2022, no development and activity has been started.

6,142,856 shares of Bettwork Industries Inc. Common Stock (OTC Pink: BETW)

On July 2, 2018, three Secured Convertible Promissory Notes aggregating $5,250,000, evidencing amounts we were owed by Bettwork Industries Inc. (“Bettwork”), were exchanged for 7,000,000 shares of Bettwork’s common stock at $0.75 per share, for a fair value of $5,250,000 as of July 2, 2018. Bettwork’s common stock had a readily determinable fair value in the market under the symbol “BETW.”

On February 28, 2022, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.0003 per share, valued at an aggregate of $1,843. Any change in fair value is recognized in net loss as other income, valuation loss, net for the year ended February 28, 2022.

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

During the year ended February 28, 2022, the Company sold in open market transactions 68,083 shares of Recruiter.com common stock. The sale of these shares resulted in a realized gain of $28,028 for the year ended February 28, 2022.

The Company owned 3,461 shares of Recruiter’s common stock as of February 28, 2022. As of February 28, 2022, each share of Recruiter’s common stock was valued at $2.52 per share, which changed the fair value of the 3,461 shares of Recruiter common stock to $8,722. The net change in the fair value is recognized in net income as other income as of February 28, 2022.

The Company owned 3,461 shares of Recruiter’s common stock as of February 28, 2022. As of February 28, 2022, each share of Recruiter’s common stock was valued at $2.52 per share, which changed the fair value of the 3,461 shares of Recruiter common stock to $8,722. The net change in the fair value is recognized in net income as other income as of February 28, 2022.

Acquisition of Axion Shares

The investment in affiliate of $4,856,825 as of February 28, 2021., represents the Company’s acquisition of approximately 33.85% of Axion on November 16, 2020. Pursuant to the Axion Exchange Agreement (as defined in Note 7, below), which closed on November 16, 2020, the Axion Stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company, which automatically converted into 7,417,700 common shares of the Company on June 30, 2021. During the year ended February 28, 2022, the Company recognized the loss on valuation of $2.4 million to Consolidated Statements of Operations and Comprehensive Loss due to the change in the market price of Axion shares, the outstanding amount of this investment as of February 28, 2022 was $4,415.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One Limited (one of the Axion Stockholders), to purchase 1,914,250 shares of the Company’s common stock, with an exercise price of $2.00 per share. The warrants vest on the earlier of (i) the date the Axion debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021 or the warrants will terminate. Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of February 28, 2022, these warrants are no longer outstanding.

See Note 7, below, for additional information regarding this transaction.

Note 7 – Notes Receivable

Non-Current

$7.7 million Convertible Notes - Axion Debt Share Exchanges

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

On November 12, 2020, the Company entered into an Amended and Restated Share Exchange Agreement (as amended by the first amendment thereto dated January 6, 2021, the “Axion Exchange Agreement”) with certain stockholders holding shares of Axion Ventures, Inc. (“Axion” and the “Axion Stockholders”) and certain debt holders holding debt of Axion (the “Axion Creditors”) (the “Axion Share Exchange,” and collectively with the HotPlay Exchange Agreement, the “Exchange Agreements” and the transactions contemplated therein, the “Share Exchanges”). The transactions contemplated by the Axion Exchange Agreement closed on November 16, 2020, by Monaker Group, Inc

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to approximately 33.85% of the then outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”); and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7.7 million (the “Axion Debt”), for (i) 3,828,500 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common stock (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events (described below). Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a Cease Trade Order issued by the BCSC, which impacts Axion.

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

Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of February 28, 2022, these warrants are no longer outstanding.

On August 20, 2021, our counsel sent a demand letter for payment to Axion Ventures Inc. As of November 30, 2021, there has been no response in related to the demand letter.

On September 1, 2021, the Company filed a claim in the Supreme Court of British Columbia demanding payment of $7.7 million.

In November 2021, the Company commenced a new claim for the debt claimed to reflect the difference between what was owed and what the Company is claiming to avoid double-claiming.

In February 2022, the court was receptive to loans related evidence (e.g. loan agreements, bank statements, board resolutions, etc.), and determined that it will be further resolved together with other Axion issues in the next trial. The summary trial judge has advised that he wishes to take case management over this and several related proceedings, he advised further that the initial four weeks of trial planned for June 2022 might be insufficient. While the June trial dates have not yet officially been adjourned, it anticipated that the trial of this action would be reset for 12 weeks sometime in 2023 or early 2024. Document and oral discovery are ongoing, which will be necessary for the parties to make full disclosure on all issues. During fiscal year 2022, the Company recorded an allowance for credit losses for the principal amounted to $3.1 million and for the accrued interest receivable amounted to $0.2 million.

Note 8 – Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of February 28, 2022:

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Software development costs	3.0 - 5.0 years	$10,828,889	$1,415,746	$2,764,643	$6,648,500
Trademark & License	6.0 - 20.0 years	6,048,213	—	1,178,331	4,869,882
Others	1.0 - 3.0 years	2,211,851	—	1,105,237	1,106,614
CIP – Software development	—	5,036,680	—	—	5,036,680
		$24,125,633	$1,415,746	$5,048,211	$17,661,676

Intangible assets are amortized on a straight-line basis over their expected useful lives, which is estimated to be 1-20 years. The expected useful lives are determined as to reflect the expected pattern of consumption of the future economic benefits embedded in the assets.

During the year, the Company recognized the impairment loss for software development costs amounting to $1.4 million due to the decrease in recoverable amount from potential sale of certain assets.

Amortization expense related to website development costs and intangible assets, excluding amortization of debt issuance costs, was $3.9 million and $0.5 million for the year/period ended February 28, 2022 and 2021, respectively.

Based on the carrying value of definite-lived intangible assets as of February 28, 2022, we estimate our amortization expense for the next five years will be as follows:

As of February 28, 2022	Amortization Expense
2022	$4,264,343
2023	5,903,837
2024	5,564,215
2025	1,929,281
2026	—
$17,661,676

Note 9 – Notes Payable

Description	As of February 28, 2022	As of February 28, 2021
Streeterville Capital, LLC	$4,053,737	$—
ING Belgium	2,475,779	—
Business Brokers, LLC	725,000	—
Belfius bank	346,991	—
Others	326,312	—
Total	7,927,819	—
Less: Debt issuance cost	(315,265)
Line of Credit and Notes Payable, net	7,612,554	—
Less: Current portion of Line of Credit and Notes Payable	(7,341,745)	—
Line of Credit and Notes Payable Long Term, net	$270,809	$—

Note Purchase Agreements: Streeterville Capital, LLC

November 2020 Note Purchase Agreement

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

March 2021 Note Purchase Agreement

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

As of June 30, 2021, the remaining principal balance of Streeterville Notes is $ 10,247,676, accrued interest of $417,012 and accumulated unamortized debt issuance cost of $1,554,924.

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

As of February 28, 2022, the remaining principal balance of Streeterville Notes is $4,053,737, accrued interest of $653,587 and accumulated unamortized debt issuance cost of $315,265.

HotPlay Convertible Notes

On September 1, 2020, September 18, 2020, September 30, 2020, on or around November 2, 2020, on November 24, 2020, on around December 28, 2020 and on and around January 6, 2021, HotPlay advanced NextPlay Technologies, Inc. $300,000, $700,000, $1,000,000, $400,000, $100,000, $450,000, and $50,000 respectively, under the terms of the HotPlay Exchange Agreement. The advances were evidenced by convertible promissory notes (“HotPlay Convertible Notes”) in the amount of each advance, and an effective date as of the date of each advance. The HotPlay Convertible Notes totaled $3.0 million as of February 28, 2021.

On January 8, 2021, HotPlay obtained the loan of $12 million from Tree Roots Entertainment Group Co., Ltd. (“Tree Roots Notes") The loan was solely for the purpose of funding obligation to the Company pursuant to the HotPlay Exchange Agreement. The loan carried interest at 5% per annum. The interest shall accrue until closing date. The principal and interest shall be converted to shares upon closing date. The interest before HotPlay’s approving date of the reverse acquisition is payable at call.

Subsequently, on March 16, 2021, March 19, 2021, and April 15, 2021, HotPlay loaned the Company $9 million, $1 million and $2 million, respectively. The loans were made pursuant to the terms of the HotPlay Exchange Agreement and were evidenced by Convertible Promissory Notes dated effective March 16, 2021, March 19, 2021, and April 15, 2021, in the amount of $9,000,000, $1,000,000, and $2,000,000, respectively. With the April 15, 2021 loan, HotPlay had loaned the Company all $15 million of the funds required to be funded pursuant to the terms of the HotPlay Exchange Agreement.

The advances, and the entry into the HotPlay Convertible Notes, were required conditions to the HotPlay Exchange Agreement.

The HotPlay Notes together with principal and interest after HotPlay’s approving date of the reverse acquisition under Tree Roots Notes were automatically forgiven as inter-company loans upon the closing of the HotPlay Exchange Agreement which occurred on June 30, 2021.

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

Loan agreement with ING

During the year 2015 and 2021, a subsidiary entered into loan agreements with ING Belgium to obtain the credit facilities. The loans carry interest at 1.8% per annum and EURIBOR plus 1.3% per annum. The terms of the loans were between 12 - 84 months for which final installments are in March 2023. As of February 28, 2022, the loans had outstanding balance of $2.5 million.

Loan agreement with Business Brokers, LLC

Effective November 1st of 2021, a subsidiary obtained a credit facility of $ 0.725 million from Business Brokers, LLC to which it engages regularly in the issuance of construction and commercial loans. The facility is guaranteed by notes receivable.  The facility carries a blended interest of 14.05% per annum and is repayable upon the collection of the notes that guarantees it, or the Company decision to repay it in full, whichever comes first, with interest only monthly payments requirement. As of February 28, 2022, the loans had outstanding balance of $0.725 million.

Loan agreement with Belfius bank

During the year 2017 and 2021, a subsidiary entered into loan agreements with Belfius Bank to obtain the credit facilities. The loans carry interest at 0.65% - 1.88% per annum. The terms of the loans are between 12 - 66 months for which final installments are due in 2022 and to be repay on a monthly basis. As of February 28, 2022, the loans had outstanding balance of $0.3 million and classified as current portion.

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $0 and $1,102,068 as of February 28, 2022 and February 28, 2021, respectively. These dividends will only be payable when and if declared by the Company’s board of directors. On April 7, 2021, the board approved the dividends to be paid.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of February 28, 2022 and February 28, 2021.

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

As of February 28, 2022 and February 28, 2021, the Company had 0 and 10,000,000 shares of Series B Preferred Stock issued and outstanding, respectively.

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

As of February 28, 2022 and February 28, 2021, the Company had 0 and 3,828,500 shares of Series C Preferred Stock issued and outstanding, respectively.

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

The Company had 0 shares of Series D Preferred Stock outstanding as of February 28, 2022 and February 28, 2021.

Common Stock

The Company issued the initial payment of $500,000 to IDS as per the settlement agreement during the year ended February 28, 2022 in consideration for the first transfer of 344,400 shares to be repurchased. As of the filing date, the transfer of shares has been completed.

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

During the year ended February 28, 2022, the following shares of common stock were issued:

-	87,100,403 shares of common stock related to the reverse acquisition of HotPlay valued at $70,223,429.

-	258,594 shares of common stock for compensation valued at $419,228.

-	97,500 shares of common stock for consulting valued at $127,750.

-	335,000 shares of common stock for related redemption on a loan valued at $670,000.

-	1,925,581 shares of common stock pursuant to an Exchange agreement valued at $4,813,952.

-	18,987,342 shares issued for public offering valued at $27,850,001.

During the year ended February 28, 2022, the Company repurchased 344,400 shares pursuant to an Amendment agreement to the Intellectual Property Purchase Agreement, which are classified as treasury stock valued at $771,456.

On May 2, 2022, and pursuant to the terms of the respective Intellectual Property Purchase Agreements with FBP and TIQ, the Company issued FBP and TIQ 1,666,667 and 1,250,000 shares of Company common stock, respectively.

The Company had 500,000,000 shares of common stock, $0.00001 par value, authorized for issuance; and 108,360,020 and 62,400,000 shares of common stock issued and outstanding as of February 28, 2022 and 2021, respectively.

Common Stock warrant

The following table sets forth common stock purchase warrants outstanding as of February 28, 2022 and 2021, and changes in such warrants outstanding for the year ending February 28, 2022:

	Warrant	Weighted Average Exercise
Outstanding, February 28, 2021	3,045,921	$2.50
Warrants granted	161,900	$4.59
Warrants exercised/forfeited/expired	(225,400)	$4.61
Outstanding, June 30, 2021 – Reverse acquisition date	2,982,421	$2.45
Warrants granted	14,402,408	$1.97
Warrants exercised/forfeited/expired	(2,411,250)	$2.06
Outstanding, February 28, 2022	14,811,679	$2.05
Common stock issuable upon exercise of warrants	14,811,679	$2.05

Warrants outstanding at February 28, 2021 were of Monaker, however as HotPlay merged and became NextPlay, hence such warrants are presented in comparison as part of NextPlay.

On January 28, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”) in a virtual format. Stockholders did not approve an amendment to the exercise price provisions of those warrants (the “Warrants”) issued in connection with a registered direct offering of the Company’s securities pursuant to that Stock Purchase Agreement entered into by and among the Company and certain investors on November 1, 2021, and specifically to remove the $1.97 floor price (the “Floor Price”) of the Warrants such that the exercise price of the Warrants may be reduced below the Floor Price in the event that the Company issues or enters into any agreement to issue securities for consideration less than the then current exercise price of the warrants (the “Warrant Amendment”).

On February 28, 2022, there were warrants outstanding to purchase 14,811,679 shares of common stock with a weighted average exercise price of $2.05 and weighted average remaining life of 0.88 year. The warrants issued on November 1, 2021 of 14,402,408 warrants may be exercised commencing six months after the issuance date, therefore as of February 28, 2022, they were not eligible for exercising.

During the year ended February 28, 2022, the Company granted:

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

Note 11 – Commitments and Contingencies

The Company entered into an office lease in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021, through July 31, 2028. Additionally, the Group rents office space located in Puerto Rico, Thailand, Belgium, and Switzerland with lease terms ranging from five to nine years.

The subsidiary of the Company entered into several car operating leases for employees with a term of 24 to 62 months from April, 2022, through July, 2025.

The following schedule represents obligations and commitments on the part of the Company:

	Current	Long Term
	FYE 2023	FYE 2024	Totals
Office Leases	$611,168	$3,091,132	$3,702,300
Car Leases	325,524	244,143	569,667
Insurance and Other	140,472	7,200	147,672
Totals	$1,077,164	$3,342,475	$4,419,639

Legal Matters

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, and other related claims and vendor matters. The Company believes that the resolution of currently pending matters could, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change considering the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

As of February 28, 2022, IDS still has not provided any of the necessary documents in order make the stock transfers.

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

In November 2021, the Company commenced a new claim for the debt claimed to reflect the difference between what was owed and what the Company is claiming to avoid double-claiming.

In February 2022, the court was receptive to loans related evidence (e.g. loan agreements, bank statements, board resolutions, etc.), and that it will be further resolved together with other Axion issues in the next trial. The summary trial judge has advised that he wishes to take case management over this and several related proceedings, he advised further that the initial four weeks of trial plan in June 2022 might be insufficient. While the June trial dates have not yet officially been adjourned, it is anticipated that the trial of this action would be reset for 12 weeks sometime in 2023 or early 2024. Document and oral discovery are ongoing, which will be necessary for the parties to make full disclosure on all issues.

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

The Company has three operating segments consisting of (i) Media Division, which consists of HotPlay and Reinhart/Zappware, (ii) FinTech Division, which consists of Longroot and NextBank, and (iii) Travel Division, which includes NextTrip holdings and Extraordinary Vacations USA. The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level.

Schedule of segments

For the year ended February 28, 2022	NextMedia	NextFinTech	NextTrip	Total
Revenue	6,466,498	1,581,421	155,407	$8,203,326
Cost of Revenue	1,718,286	490,911	137,170	2,346,367
Gross Profit	4,748,212	1,090,510	18,237	$5,856,959

For the period ended February 28, 2021*	NextMedia	NextFinTech	NextTrip	Total
Revenue	—	—	—	$—
Cost of Revenue	—	—	—	—
Gross Profit	—	—	—	$—

*	Due to the reverse acquisition with HotPlay, the year-ago results incorporated only HotPlay’s financials.

There were no reconciling or inter-company items between segments.

Schedule of geographic information

Revenue	For year ended February 28, 2022	For period ended February 28, 2021
United States and Puerto Rico	$1,736,828	$—
Europe	6,466,498	—
Thailand	—	—
	$8,203,326	$—

Long-lived Assets	February 28, 2022	February 28, 2021
United States and Puerto Rico	$44,128,496	$—
Europe	11,913,658	—
Thailand	9,951,343	7,785,396
	$65,993,497	$7,785,396

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

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

As of February 28, 2022, the Company had the assets and liabilities that were measured at fair value or for which fair value was disclosed using different levels of inputs as follows:

	As of February 28, 2022
	Level 1	Level 2	Level 3	Total
Financial assets
Cash		—	6,618,951	6,618,951
Short Term Investment	—	—	304,509	304,509
Accounts Receivable	—	—	766,793	766,793
Loans receivable	—	—	17,355,163	17,355,163
Unbilled receivable	—	—	3,277,408	3,277,408
Other Receivable	—	—	343,681	343,681
Other Receivable, related party	—	—	155,425	155,425
Advance for investment	—	—	3,227,117	3,227,117
Investments in unconsolidated affiliates	14,980	—	—	14,980
Convertible Notes Receivable, related Party	—	—	4,594,214	4,594,214
Operating lease right-of-use asset	—	—	3,962,596	3,962,596
Security Deposits	—	—	264,373	264,373

Financial liabilities
Line of Credit and Notes Payable, net	—	—	7,612,554	7,612,554
Accounts payable & accrued Expense	—	—	8,595,064	8,595,064
Other current liabilities	—	—	392,684	392,684
Operating lease liability	—	—	3,829,750	3,829,750
Other liabilities	—	—	7,608,279	7,608,279
Note payable long term, related parties	—	—	1,731,354	1,731,354
Other long term liability	—	—	34,847	34,847

As of February 28, 2021, there was none.

Other financial instruments of the Company are short-term in nature or carrying interest at rates close to the market interest rates, their fair value is not expected to be materially different from the amounts presented in the Consolidated Balance Sheet.

Fair value of financial instruments

The methods and assumptions used by the Grouping estimating the fair value of financial instruments are as follows:

a) For financial assets and liabilities which have short-term maturities, including cash and cash equivalents, short term investment, accounts receivable, loans receivable, unbilled receivables, other receivables, line of credit and notes payable and accounts payable, the carrying amounts in the balance sheets approximate their fair value.

b) The fair value of investment in unconsolidated affiliates is generally derived from quoted market prices, or based on generally accepted pricing models when no market price is available.

Note 14 – Income Taxes

NextPlay follows the guidance of ASC 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary differences between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry- forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Overseas subsidiaries

Corporate income tax of the overseas subsidiaries has been calculated by applying the applicable statutory rates of the relevant countries.

The provision for income taxes consists of the following components for the year/periodended February 28, 2022 and 2021:

	2022	2021
Current	$16,876	$—
Deferred	—	—
	$16,876	$—

The components of deferred income tax assets and liabilities for the years ended February 28, 2022 and 2021, are as follows:

	2022	2021
Net operating loss carry-forwards	$21,642,536	$16,856,859
Impairment loss	1,580,367	—
Investment valuation	606,940	—
Other	5,735	581,529
Total deferred assets	$23,835,578	$17,438,388
Valuation allowance	(23,835,578)	(17,438,388)
	$—	$—

The income tax provision differs from the expense that would result from applying statutory rates to income before income taxes principally because of the valuation allowance on net deferred tax assets for which realization is uncertain.

The effective tax rates for years ended February 28, 2022 and February 28, 2021 were computed by applying the federal and state statutory corporate tax rates as follows:

	2022	2021
Statutory Federal income tax rate	-21.0%	-21.0%
State taxes, net of Federal	-4.5%	-4.5%
Permanent difference	-1.0%	-1.0%
Change in valuation allowance	26.5%	26.5%
	0%	0%

The net operating loss (“NOL”) carry-forward balance as of February 28, 2022 is approximately $86.0 million, the majority of which do not have an expiration date. Management has reviewed the provisions of ASC 740 regarding assessment of their valuation allowance on deferred tax assets and based on that criteria determined that it does not have sufficient taxable income to offset those assets. Therefore, management has assessed the realization of the deferred tax assets and has determined that it is more likely than not that they will not be realized and has provided a full valuation allowance against these assets. The utilization of the NOL’s may be limited by Internal Revenue Code Section 382 which restricts annual utilization following a greater than 50% change in ownership.

At the adoption date the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC 740, the Company did not recognize a material increase in the liability for uncertain tax positions as of February 28, 2022.

Note 15 – Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per-share computations for each of the past two fiscal years:

	Net Loss attributable to common shareholders (Numerator)	Weighted Average Shares (Denominator)	Per Share Amount
For the year ended February 28, 2022:
Basic earnings	$(37,972,770)	94,513,747	$(0.40)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(37,972,770)	94,513,747	$(0.40)

For the period from March 6, 2020 (date of inception) to February 28, 2021:
Basic earnings	$(1,200,309)	62,400,000	$(0.02)
Effect of dilutive securities	—	—	—
Dilutive earnings	$(1,200,309)	62,400,000	$(0.02)

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year/period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each year/period. Diluted earnings per common share is not presented because it is anti-dilutive.

Note 16 – Subsequent Events

ATM Offering

On March 4, 2022, NextPlay Technologies, Inc. entered into an At The Market Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”), to create an at-the-market equity program under which the Company may, from time to time, offer and sell shares of its common stock, par value $0.00001 per share, having an aggregate gross offering price of up to $20 million (the “Shares”) to or through the Agent (the “ATM Offering”).

Subsequent events related to Agreements with Streeterville

Standstill agreement

On April 29, 2022, the Company entered into the Standstill Agreement with Streeterville, pursuant to the October 2021 Streeterville Note, original principal amount of $1,665,000, with a condition amendment that lender will not seek to redeem any portion of the October 2021 Streeterville Note until September 18, 2022 and increased the outstanding balance of the note by $87,639.33 (the “Standstill Fee”), as a result, the outstanding balance of the note is $1,840,912.84 (including outstanding interest).

May 2022 Note Purchase Agreement

On May 5, 2022, the Company entered into the Note Purchase Agreement (the “May 2022 Note Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $2,765,000 (the “May 2022 Streeterville Note”). Streeterville paid consideration of $2,500,000, which represents the original principal amount less a $250,000 original issue discount, which was fully earned upon issuance, and a total of $15,000 to cover Streeterville’s professional fees and transaction expenses.

The May 2022 Streeterville Note bears interest at a rate of 10% per annum and matures 12 months after its issuance date (i.e., on May 5, 2023). From time to time, beginning six months after issuance, Streeterville may redeem any portion of the May 2022 Streeterville Note, up to a maximum amount of $625,000 per month. In the event the Company fails to pay the amount of any requested redemption within three trading days, an amount equal to 25% of such redemption amount is added to the outstanding balance of the May 2022 Streeterville Note. Under certain circumstances, the Company may defer the redemption payments up to three times, for 30 days each, provided that upon each such deferral, the outstanding balance of the May 2022 Streeterville Note is increased by 2%. Subject to the terms and conditions set forth in the May 2022 Streeterville Note, the Company may prepay all or any portion of the outstanding balance of the May 2022 Streeterville Note on or before the date that is 6 months from the Effective Date subject to a prepayment penalty equal to 5% of the amount of the outstanding balance, and after 6 months from the Effective Date will be subject to 10%. For so long as the May 2022 Streeterville Note remains outstanding, the Company has agreed to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock within ten days of receiving such amount, which payments will be applied towards and will reduce the outstanding balance of the May 2022 Streeterville Note. Each time that the Company fails to pay an Equity Payment, the outstanding balance of the May 2022 Streeterville Note automatically increases by 10%. Additionally, in the event the Company fails to timely pay any such Equity Payment, Streeterville may seek an injunction which would prevent the Company from issuing common or preferred stock until or unless the Company paid all past-due Equity Payments.

Until all of the Company’s obligations under the Note are paid and performed in full, the Company has to comply with covenants below

i)	so long as Investor beneficially owns the Note and for at least twenty (20) Trading Days (as defined in the Note) thereafter, Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination;

ii)	the Common Stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, or (d) OTCQB;

iii)	trading in Company’s Common Stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market;

iv)	the Company will make a payment on the Note equal to twenty percent (20%) of the gross proceeds Company receives from the sale of any of its Common Stock or preferred stock, within ten (10) days of receiving such an amount;

v)	the Company will not enter into any financing transaction with John Kirkland or any entity owned by or affiliated with John Kirkland;

vi)	the Company will not make any Variable Security Issuances (as defined below) without Investor’s prior written consent, which consent may be granted or withheld in Investor’s sole and absolute discretion; and

vii)	the Company hereby grants to Investor a participation right, whereby Investor shall have the right to participate in Investor’s discretion in up to twenty percent (20%) of the amount raised in any equity or debt financing. In furtherance thereof, should Company seek to raise capital via any transaction covered by the foregoing participation right it shall provide Investor written notice of such proposed transaction, along with copies of the proposed transaction documents. Investor shall then have up to five (5) calendar days to elect to purchase up to twenty percent (20%) of securities proposed to be issued in such transaction on the most favorable terms and conditions offered to any other purchaser of the same securities. The parties agree that in the event Company breaches the covenant set forth in this agreement, Investor’s sole and exclusive remedy shall be to receive, as liquidated damages, an amount equal to twenty percent (20%) of the amount Investor would have been entitled to invest under the participation right, which may be added to the Outstanding Balance of the Note if not otherwise paid in cash by Company. For purposes hereof, the term “Variable Security Issuance” means any issuance of any Company securities that (A) have or may have conversion rights of any kind, contingent, conditional or otherwise, in which the number of shares that may be issued pursuant to such conversion right varies with the market price of the Common Stock, or (B) are or may become convertible into Common Stock (including without limitation convertible debt, warrants or convertible preferred stock), with a conversion price that varies with the market price of the Common Stock, even if such security only becomes convertible following an event of default, the passage of time, or another trigger event or condition, but shall not include an Exempt Issuance. For avoidance of doubt, the issuance of Common Stock under, pursuant to, in exchange for or in connection with any contract or instrument, whether convertible or not, is deemed a Variable Security Issuance for purposes hereof if the number of Common Stock to be issued is based upon or related in any way to the market price of the Common Stock, including, but not limited to, Common Stock issued in connection with a Section 3(a)(9) exchange, a Section 3(a)(10) settlement, or any other similar settlement or exchange. For purposes hereof “Exempt Issuance” means (a) securities issued upon the exercise or exchange of or conversion of any securities exercisable or exchangeable for or convertible into shares of Common Stock issued and outstanding on the date of this Agreement, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities or to extend the term of such securities, and (b) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that such securities are issued as “restricted securities” (as defined in Rule 144), have no variable rate terms or components and carry no registration rights that require or permit the filing of any registration statement in connection therewith, and provided that any such issuance shall only be to a Person (or to the equity holders of a Person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

On June 2 2022, the Company entered into the Global amendment to address the conditions in the Note October 2021 and the Note May 2022 that HotPlay becomes a co-borrower on the Notes and jointly and severally assumes all of the obligations and duties of Borrower under those Notes, shall now jointly refer to HotPlay and NextPlay.

June 2022 Promissory Notes

On June 13, 2022, the Company entered into two promissory notes, each in the principal amount of approximately CAD $231,121 (USD $178,234), with its former legal counsel, which notes were issued, along with a CAD $10,000 (USD $7,712) in lieu of immediate payment of outstanding amounts payable to such counsel for legal services previously rendered to the Company. The first note will mature on July 31, 2022, and the second note will mature on September 1, 2022; provided, however, that if the Company fails to repay the first note in full on or before its maturity date, then the second note will automatically become immediately due and payable. Both notes are unsecured and accrue interest at a rate of 18% per annum.

Other matters

In April 2022, the Board of directors has approved consideration of potential sale of certain businesses.

Subsequent information about acquisition of IP Fighter base, TokenIQ, GoPlay and GoPay are disclosed in the respective notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut, our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of February 28, 2022, the end of the Company’s 2022 fiscal year, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of February 28, 2022, based on the framework in Internal Control—Integrated Framework (“COSO 2013”) issued by the Committee of Sponsoring Organization of the Treadway Commission. On the basis of that assessment, management determined that our internal controls over financial reporting were effective as of that date.

Changes in Internal Control over Financial Reporting

As of February 28, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience for at least the last five years, about our current directors and executive officers. The terms of all the directors, as identified below, will run until their successors are elected and qualified, subject to their earlier resignation or removal.

Name	Age	Position	Officer and/or Director Since
Nithinan Boonyawattanapisut	38	Co-Chief Executive Officer NextPlay and Director	2021
William Kerby	64	Co-Chief Executive Officer and Director	2008
Sirapop ‘Kent’ Taepakdee	59	Chief Financial Officer, Treasurer and Secretary	2019
Andrew Greaves	57	Chief Operating Officer	2021
Mark Vange	52	Chief Technology Officer	2021
Tim Sikora	48	Chief Information Officer	2020
J. Todd Bonner	55	Chairman of the Board	2021
Donald P. Monaco	69	Director	2012
Athid Nanthawaroon	40	Director	2021
Komson Kaewkham	40	Director	2021
Yoshihiro Obata	61	Director	2021
Carmen Diges	52	Director	2021
Farooq Moosa	52	Director	2021
Edward Terrence Gardner, Jr.	56	Director	2021

Information about our Executive Officers:

Nithinan Boonyawattanapisut – Co-Chief Executive Officer NextPlay and Director

Ms. Boonyawattanapisut has served as a director on our board of directors (the “Board”) and as Co-Chief Executive Officer of the Company since the Company’s acquisition of HotPlay on June 30, 2021. Ms. Boonyawattanapisut is a serial entrepreneur with 16+ years of extensive management experience, specialized in tech startups and video games business. Ms. Boonyawattanapisut was the Co-Founder and Managing Director of HotPlay, an in-game advertising platform, and HotPlay Thailand, from March 2020 until June 30, 2021. Since April 2017, Ms. Boonyawattanapisut has been serving as the Managing Director of Axion Games, Inc., an online video gaming and technology company, and leads the content investment arm of Axion Games, Inc. She has also been serving as the Chief Executive Officer and Chairperson of the Board at True Axion Interactive, a game studio formed via a joint venture with True Corporation, a major Thai telecommunication company, since she co-founded it in March 2017. In June 2014, Ms. Boonyawattanapisut founded HotNow (Thailand) Company Limited, a hyper-local promotion discovery platform and has served as the Chief Executive Officer since its inception. In March 2012, she co-founded Red Anchor Trading Corporation, an incubator for developing applications and predictive algorithms based on crowdsourced data. In July 2006, Ms. Boonyawattanapisut co-founded the independent AAA games studio, Epic Games China, which later consolidated as Axion Games Limited in 2014, and where Ms. Boonyawattanapisut currently serves as Director. Ms. Boonyawattanapisut graduated from Mahidol University with a Bachelor of Business Administration in International Business.

William Kerby – Co-Chief Executive Officer and Director

William Kerby is the founder, Co-Chief Executive Officer, and a director of the Company. Mr. Kerby has over two decades of experiences in the travel and media industries, and approximately a decade of experience in the financial industry. From July 2008 to present, he has been the architect of the NextPlay model, overseeing the development and operations of the Travel, Real Estate and Television Media divisions of the Company. In October 2012, the Company transferred its real estate assets into a public company - Verus International, Inc., formerly Realbiz Media Group, Inc., where Mr. Kerby served as Chief Executive Officer until August 2015 and on the board of directors until April of 2016. In July 2015, the decision was made to separate the Television and Real Estate operations from the Company, thereby allowing management to focus all efforts on the development of its Travel division. From April 2002 to July 2008, Mr. Kerby served as the Chief Executive Officer of various media and travel entities that ultimately became part of Extraordinary Vacations Group. Operations included Cruise & Vacation Shoppes, Maupintour Extraordinary Vacations, Attaché Travel and the Travel Magazine - a TV series of 160 travel shows. From February 1999 to April 2002, Mr. Kerby founded and managed Travelbyus, a publicly- traded company on the TSX and Nasdaq Small Cap Market. The launch included an intellectually patented travel model that utilized technology-based marketing to promote its travel services and products. Mr. Kerby negotiated the acquisition and financing of 21 companies encompassing multiple tour operators, 2,100 travel agencies, media that included print, television, outdoor billboard and wireless applications and leading-edge technology in order to build and complete the Travelbyus model. The company had over 500 employees, gross revenues exceeding $3 billion and a Market Cap over $900 million. From June 1989 to January 1999, Mr. Kerby founded and grew Leisure Canada – a company that included the Master Franchise for Thrifty Car Rental British Columbia, TravelPlus (a nationwide Travel Agency), Bluebird Holidays (an international tour company with operations in the U.S., Canada, Great Brittan, France, South Africa and the South Pacific) and Canadian Traveler (a travel magazine). Leisure Canada was acquired in May 1998 by Wilton Properties, a Canadian company developing hotel and resort properties in Cuba. From October 1980 through June 1989, Mr. Kerby worked in the financial industry as an investment advisor. Mr. Kerby also serves as a member of the Board of Directors of Longroot Cayman. Mr. Kerby graduated from York University in May 1980 with a Specialized Honors Economics degree.

Sirapop ‘Kent’ Taepakdee - Chief Financial Officer, Treasurer and Secretary

Mr. Taepakdee has served as the Controller of the Company since July 2019. On October 9, 2019, the Board appointed Mr. Taepakdee as the principal financial and accounting officer of the Company. Mr. Taepakdee has served as the Vice President of Finance, Treasurer, and Secretary of the Company since February 1, 2020. Also, from February 1, 2020 to December 14, 2020, Mr. Taepakdee served as the acting Chief Financial Officer of the Company, being appointed the Chief Financial Officer of the Company on December 14, 2020. Mr. Taepakdee has worked in accounting and finance for more than 32 years, garnering diverse experiences across several industries including hospitality, car rental, office product retail, manufacturer software, government, and an attorney office. His strong process improvement skills helped many companies increase productivities and decrease costs. From 2012 to 2018, Mr. Taepakdee served as the Controller of Inceptra LLC and JTH Holdings LLC, Florida. Kent worked closely with IT teams to implement the Oracle system at Office Depot during the “Project Simplify” in 2007 – 2009. At Office Depot, Mr. Taepakdee also led the team of accountants and worked with the auditors to do the “Fixed Asset Cost Segregation” project, which saved the company millions. During his employment at Vanguard Car Rental USA Inc (Alamo and National Car Rental) after the September 11, 2001 (9/11) event, he involved and worked with the recovery team (appointed by the court) to perform due diligence after the company filed for bankruptcy, and the company got out of the bankruptcy in early 2004. During 1997 – 2000, he served as the Assistant Food & Beverage Cost Controller at the Boca Raton Resort & Club in Boca Raton, Florida, and led the team to implement the F&B inventory system (two F&B warehouses). Mr. Taepakdee also served as the Chief Financial Officer at the Bangkok Naval Base (Royal Thai Navy) from 1986 to 1996. Mr. Taepakdee also served as a member of the Board of Directors of Next Fintech Holdings Inc (fka: Longroot Inc). Mr. Taepakdee received an MBA (with a specialization in Finance), from Ramkhamhaeng University, in Bangkok, Thailand and a BBA in Accounting (First Class Honors / Valedictorian), from Krirk University, in Bangkok, Thailand.

Andrew Greaves - Chief Operating Officer

Mr. Greaves was appointed as the Company’s Chief Operating Officer on August 19, 2021. Mr. Greaves brings to NextPlay more than 15 years of award-winning achievement and senior level experience leading gaming, eSports and digital media companies. Mr. Greaves has served as Managing Director of GLM Consulting LTD, a technology consulting services company that he owns, since May 2007. He previously co-founded Promethean TV, an award-winning interactive video overlay service for digital media, where he served as chief operating officer from November 2016 to June 2021 and has served as a director since March 2017. He oversaw the company’s growth from inception in 2016 to generating multi-millions in annual revenue. Prior to Promethean, from September 2013 through November 2016, Mr. Greaves served as vice president of product and technology at Azubu.tv, an eSports streaming platform, where he led the growth in monthly active users from 1 million to 20 million. He also oversaw the European expansion of the competitive eSports platform, Virgin Gaming.com. He earlier served in executive positions at Electronic Arts (NYSE: EA), initially as a studio program director in Europe where he was responsible for the localized adoption of EA technologies. Then as senior producer for the EA SPORTS FIFA team, he oversaw the online EA Sports Football portal that included five FIFA titles, including the BAFTA award-winning FIFA10. Mr. Greaves received his Bachelor of Science degree from Sheffield City Polytechnic in Sheffield, England.

Mark Vange - Chief Technology Officer

Mr. Vange has served as Chief Technology Officer of the Company since the Company’s acquisition of HotPlay on June 30, 2021, prior to which he served as Chief Technology Officer of HotPlay Thailand and HotNow (Thailand) Company Limited, a hyper-local promotion discovery platform, positions he held since March 2020 and June 2020, respectively. Mr. Vange has over three decades of experience as a technologist and entrepreneur. In May 2017, he founded Token IQ Inc., a technology company that addresses issues in the tokenization space such as compliance with existing securities laws, cross border issues, token price volatility, post offering transparency, high transactional costs, and scalability, where he has served as Chief Executive Officer since its inception. In May 2016, Mr. Vange founded Fighter Base Publishing Inc, developer of Fighter base, a massively-multiplayer combat flight game, where he has served as Chief Executive Officer since its inception. Mr. Vange is also the Co-Founder of Tech Round LLC, a company that provides specialty development services to many of the world’s largest publishers, which formed in January 2015. In June 2005, Mr. Vange Founded and served as Executive Vice President of Mobile Post Productions Inc, a company that enabled video game publishers to enter the mobile game space at scale. Mobile Post Productions Inc was later acquired by Electronic Arts Inc in April 2011, and Mr. Vange served as the Chief Technology Officer of Electronic Arts Interactive (NYSE: EA) from the date of acquisition until June 2012. To date, Mr. Vange has over 100 patents for technologies that defined industries such as 3D gaming, massively multiplayer games, data transmission over the Internet, large-scale data processing, and mobile communications.

Tim Sikora - Chief Information Officer

Mr. Sikora joined the Company as Chief Information Officer (non-executive) in October 2019, and was promoted to Chief Operating Officer and Chief Information Officer (executive) on February 1, 2020, in which roles he is responsible for managing all of the Company’s information technology (“IT”) platforms, including the software development activities for the Company’s NextPlay Booking Engine (MBE), a customizable, instant-booking platform for alternative lodging rentals NextTrip, the Company’s Travel Management Solution for small to medium-sized business, and Maupintour, an innovative leader in personalized travel experiences. Mr. Sikora also leads the Company’s commercial sales and technical teams. Mr. Sikora has over two decades of experience in the information technology and travel industries. He served as director of North America Sales at The Boeing Company, the world’s largest aerospace company, prior to joining the Company, from May 2013 to October 2019. Prior to working with Boeing, he managed and led the expansion of two IT services companies: Peak 10, a leading data center and cloud services company, where he served as Director Information Technology Service Delivery from July 2012 to May 2013, and CIBER, Inc., a global information technology infrastructure services provider, where he served as Information Technology Infrastructure Service Delivery Manager from November 2010 to July 2012. Prior to that, from November 2007 to November 2010, Mr. Sikora served as director of Information Technology End User Services at US Airways, Inc. While there, Mr. Sikora led the airline’s integration of IT end-user platforms following its merger with America West and was responsible for governing IT resource planning, budgeting, and operational management for end-user services. Prior to joining US Airways, Mr. Sikora served as VP of Airline Operations and Chief Information Officer at Caribbean Sun Airlines Holdings (September 2005 to November 2007), where he directed all IT and airline resource planning, budgeting and operational initiatives. Prior to that, Mr. Sikora served as manager of Information technology at DHL Airways, a $500 million cargo airline where he directed the Information Technology group, a provider of contract aircraft services to DHL Worldwide Express. Mr. Sikora has also held several other software development positions, including at Midwest Express Airlines. Mr. Sikora also serves as a member of the Board of Directors of Longroot Cayman. Mr. Sikora received a Bachelor’s of Science in Business Administration (Magna Cum Laude) and a Master’s of Science in Leadership, from Embry-Riddle Aeronautical University.

Information about our Directors:

J. Todd Bonner – Chairman

Mr. Bonner has served as Chairman of the Board since the Company’s acquisition of HotPlay on June 30, 2021 (serving as Co-Chairman of the Board from June 2021 to December 2021). Mr. Bonner co-founded HotPlay, an in-game advertising platform, and HotPlay Thailand in March 2020, and is currently the Chairman of HotPlay Thailand. He is also a member of the Board of Directors of Axion Ventures Inc., an online video gaming and technology company listed on the TSX Venture Exchange, which he co-founded in May 2016. During that time, he started True Axion Interactive, a game studio formed via a joint venture with True Corporation, a major Thai telecommunication company, in April 2017. In March 2012, he co-founded Red Anchor Trading Corporation as an incubator for developing applications and predictive algorithms based on crowdsourced data. Mr. Bonner founded independent AAA games studio Axion games, which was formerly Epic Games China, in 2006. In July 2003, Mr. Bonner founded Northstar Pacific Partners, an Indonesia Merchant Bank, and served as Partner until September 2005. Northstar Pacific Partners has since grown into a $2.2 billion private equity fund. Prior to that, Mr. Bonner co-founded Pacific Century CyberWorks in June 2000, where he served as the company’s Japan based CEO from March 2001 to September 2003. During that time, he raised $2.4 billion to acquire Hong Kong Telecom, which remains one of the largest acquisitions in Asian history. Mr. Bonner also serves as a member of the Board of Directors of Longroot Cayman. Mr. Bonner graduated from Stanford University in June 1989 with a degree in Biology and Biomedical Sciences.

Donald P. Monaco – Director

Mr. Monaco has served as a member of the Board since August 2011 and served as Chairman of the Board from August 2018 to December 2021 (serving as Co-Chairman of the Board from June 2021 to December 2021). Mr. Monaco has almost three decades of experience as an international information technology and business management consultant. Mr. Monaco served on the Verus International, Inc., formerly RealBiz Media Group, Inc., board of directors from October 2012 until April 2016, serving as chairman of the board from August 2015 to April 2016. Mr. Monaco has served on the board of directors of Enderby Entertainment Inc. since March 2018, serving as its Chief Financial Officer since January 2020. Mr. Monaco is the founder and owner of Monaco Air Duluth, LLC, a full service, fixed-base operator aviation services business at Duluth International Airport in Duluth, Minnesota serving airline, military, and general aviation customers since November 2005. Mr. Monaco has been appointed and reappointed by Minnesota Governors since 2009 to serve as a Commissioner of the Metropolitan Airports Commission in Minneapolis-St. Paul, Minnesota and currently serves as Chairman of the Operations, Finance and Administration Committee. Mr. Monaco was a Director at Republic Bank in Duluth, Minnesota between May 2015 until October 2019 and served as Vice Chairman of the Board, and subsequently served on the Bell Bank Twin-Ports Market Advisory Board. Mr. Monaco is the President and Chairman of the Monaco Air Foundation, Treasurer of Honor Flight Northland, Treasurer of the Duluth Aviation Institute, and a member of the Duluth Chamber of Commerce Military Affairs Committee. Mr. Monaco spent over 18 years as a Partner and Senior Executive of the 28 years he served as an international information technology and business management consultant with Accenture in Chicago, Illinois. Mr. Monaco holds Bachelor’s. and Master’s degrees in Computer Science Engineering from Northwestern University.

Athid Nanthawaroon – Director

Mr. Nanthawaroon has served as a member of the Board since the Company’s acquisition of HotPlay on June 30, 2021. Mr. Nanthawaroon co-founded and served as a director of HotPlay and HotPlay Thailand, from the time the companies were founded in March 2020 until June 30, 2021. He also served as the President of HotPlay Thailand since its founding. Since January 2020, Mr. Nanthawaroon has served as a director and Chief Executive Officer of Tree Roots Entertainment Group, a joint venture between the Thai property developer, Magnolia Quality Development Corporation Limited, and the IP management and investment company, T&B Media Global (Thailand) Company Limited, where he is building an ecosystem bridging real estate and entertainment with technology. Since November 2014, Mr. Nanthawaroon has served as Senior Vice President of Corporate Finance at DTGO Corporation Limited (“DTGO”), a diversified business group established in 1993 that integrates social contribution with business success. DTGO’s largest investment portfolio is Magnolia Quality Development Corporation Limited, which holds real estate assets including condominiums, mixed-use developments and “theme” developments, and maintains a total asset value of over approximately $5 billion. Mr. Nanthawaroon has over a decade and a half of experience in investment strategy and fund raising across various industries. Mr. Nanthawaroon holds a Bachelor’s degree in Finance from Kasetsart University and a Master’s degree in Commerce and Accountancy in Real Estate from Thammasat University.

Komson Kaewkham – Director

Mr. Kaewkham has served as a member of the Board since the Company’s acquisition of HotPlay on June 30, 2021. Mr. Kaewkham is the Legal Counsel and Senior Vice President of DTGO, a diversified business group that integrates social contribution with business success. He joined the organization’s property development subsidiary, Magnolia Quality Development Corporation Limited, in March 2011 as Division Manager. He then joined the Corporate Legal team of DTGO in April 2017 and was promoted to Senior Vice President in March 2019. During his time at the organization, Mr. Kaewkham has specialized in legal matters related to real estate project development, investment structures, mergers and acquisitions, and presently is in charge of risk management and compliance of DTP Global REITs Management limited, DTGO’s REIT management company. From April 2009 to March 2011, Mr. Kaewkham was a litigator at Blumenthal Ritcher & Sumet Limited’s Bangkok office and served as legal counsel and as a litigator at Siam ILC. Co., Ltd from March 2006 to March 2009. Mr. Kaewkham received his Notarial Service Attorney License from Lawyers Council under the Royal Patronage in Thailand in June 2010, and graduated from Assumption University in May 2008 with a Master of Law Program in Business Law.

Yoshihiro Obata – Director

Mr. Obata has served as a member of the Board since the Company’s acquisition of HotPlay on June 30, 2021. Mr. Obata is an independent Director of Axion Ventures, Inc. He has over three decades of experience with technology companies as a founder, software engineer, board member and senior executive. Most recently, Mr. Obata was a founding member, director and Chief Technology Officer of eAccess, an ADSL wholesale company, which acquired a 3G license in 2005 and successfully introduced LTE in 2012 (under the EMOBILE brand). In 2013, after the acquisition of eAccess by Softbank, he moved to Equinix Japan and has served as the President and Chief Executive Officer of BizMobile Inc. since 2015.

Carmen Diges – Director

Ms. Diges has served as a member of the Board since the Company’s acquisition of HotPlay on June 30, 2021. Ms. Diges is a senior attorney, corporate and government advisor, and international entrepreneur, with over two decades of experience across various public and private sectors. Since August 2014, Ms. Diges has served as Principal at her own law firm, REVlaw. Ms. Diges has served as the General Counsel/Corporate Secretary of McEwen Mining Inc. (NYSE:MUX) since August 2015. From November 2011 through July 2014, Ms. Diges served as a Partner at the law firm of Miller Thomson LLP. Prior thereto, from May 2004 to October 2011, Ms. Diges served as a Partner at the law firm of McMillan LLP. Ms. Diges currently serves as a Director of several private companies. Ms. Diges holds a CFA Charter, a Master of Laws (Tax) from Osgoode Hall Law School in Toronto, a Bachelor of Laws from Dalhousie Law School in Halifax, as well as a Bachelor of Arts from the University of Toronto.

Farooq Moosa – Director

Mr. Moosa has served as a member of the Board since November 23, 2021. He currently serves as President, Chief Financial Officer and a director of Avenir Senior Living Inc., a senior healthcare operating company that builds, designs, markets owns and operates luxury private-pay memory care communities and senior residences, which positions that he has held since February 2021. He also serves as President and Chief Executive Officer of 1285593 Ltd., a company that provides capital markets and financial services consulting services, which positions he has held since January 2021. Prior to that, Mr. Moosa served as managing director at Echelon Wealth Partners and Artemis Investment Management, and as director of global investment banking at Scotiabank and held various positions, including president, Chief Executive Officer, and director, of Scotia Managed Companies Administration, a wholly owned subsidiary of Scotiabank. While at Scotia Managed Companies Administration, Mr. Moosa’s responsibilities included corporate governance, investment oversight, business risk management, corporate due diligence, and financial analysis. Prior to that, he served as VP of equity capital markets at BMO Capital Markets. Mr. Moosa holds an MBA from Wilfrid Laurier University and a Bachelor of Arts (Honours Standing) from Western University.

Terry Gardner – Director

Mr. Gardner has served as a member of the Board since December 9, 2021. Mr. Gardner has over 25 years of capital markets, equity research, and investment management experience. From 2015 to present, Mr. Gardner has served as a Partner of C.J. Lawrence, LLC, an investment management boutique and registered investment advisor based in New York City, where he manages 50+ client accounts and chairs the firm’s Investment Committee. Mr. Gardner also serves as Chief Compliance Officer of C.J. Lawrence, LLC. Previously, he has held senior analytical and management roles at Deutsche Bank Securities, ITG, and Soleil Securities Group. Earlier, Mr. Gardner served as an equity research analyst covering the ground transportation industry and was ranked as the Top Stock Picker in his category in the Wall Street Journal’s All-Star Analyst survey. He holds a Bachelor of Arts in Economics from St. Lawrence University.

We promote accountability for adherence to honest and ethical conduct; endeavor to provide full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in other public communications made by us; and strive to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our Board has the responsibility for selecting our appropriate leadership structure. In making leadership structure determinations, the board of directors considers many factors, including the specific needs of our business and what is in the best interests of our stockholders. Our current leadership structure is comprised of a separate Chairman of the Board and two Co-Chief Executive Officers. Mr. Bonner currently serves as Chairman of the Board and Ms. Boonyawattanapisut and Mr. Kerby each serve as Co-Chief Executive Officers of the Company.

The Board does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s Co-Chief Executive Officers, Ms. Boonyawattanapisut and Mr. Kerby) and the members of our Board. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its Co-Chief Executive Officers, while enabling our Chairman to facilitate our Board’s oversight of management, promote communication between management and our Board, and support our Board’s consideration of key governance matters. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Board’s Role in Risk Management

The Board has responsibility for the oversight of the Company’s risk management processes, while our management (or through the committees of the Board) is responsible for day-to-day management of risk. Effective risk oversight is an important priority of the Board. Because risks are considered in virtually every business decision, the Board regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them throughout the year, both generally or in connection with specific proposed actions. The Board’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

The Audit Committee of our Board reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the Audit Committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the Audit Committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The Compensation Committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The Nominating and Governance Committee reviews compliance with external and internal compliance with policies, procedures and practices consistent with our charter and bylaws.

While each of our Board committees is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports and members of our management team about such risks. Matters of significant strategic risk are considered by our Board as a whole.

Family Relationships

Mr. Bonner, Chairman of our Board, is married to Ms. Boonyawattanapisut, our Co-Chief Executive Officer. Except for the foregoing relationship between Mr. Bonner and Ms. Boonyawattanapisut, none of our directors are related by blood, marriage, or adoption to any other director, executive officer, or other key employees.

Arrangements Between Officers and Directors

On or around February 22, 2021, Red Anchor Trading Corporation, T&B Media Global (Thailand) Company Limited, Tree Roots Entertainment Group Co., Ltd. and Dees Supreme Company Limited (collectively, the “HotPlay Stockholders”), representing all of the stockholders of HotPlay, and Nithinan Boonyawattanapisut, J. Todd Bonner, Athid Nanthawaroon and Komson Kaewkham, each HotPlay nominees, entered into a Voting Agreement with William Kerby and Donald P. Monaco (the “Voting Agreement”). Pursuant to the Voting Agreement, each of the HotPlay Stockholders agreed to vote all voting shares of the Company which they hold and may hold in the future (during the term of the agreement) to elect Mr. Kerby and Mr. Monaco to the Board, and each of the HotPlay nominees agreed to continue to nominate each of Mr. Kerby and Mr. Monaco to the Board. The agreement continues in effect until the earlier of February 26, 2026, the date of both Mr. Kerby’s and Mr. Monaco’s death, or the date that both Mr. Kerby and Mr. Monaco have provided notice of termination to such HotPlay Stockholders.

Other than pursuant to the Voting Agreement, there are no arrangements or understandings between any of our current directors, nominees for directors or officers, and any other person pursuant to which any director, nominee for director, or officer was or is to be selected as a director, nominee or officer, as applicable.

Other Directorships

Except to the extent otherwise set forth above, no directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees. There are no material proceedings to which any director, officer, affiliate, or owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associates of any such persons, is a party adverse to the Company or any of our subsidiaries, and none of such persons has a material interest adverse to the Company or any of its subsidiaries.

Board and Stockholder Meetings and Attendance

The Board has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The entire Board selects, evaluates, and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board and committee meetings.

Directors are elected annually and hold office until the Company’s next annual meeting of stockholders or until their successors are duly elected and qualified, subject to prior death, resignation, or removal.

During the fiscal year ended on February 28, 2022, the Board held 17 meetings, and took various other actions via unanimous written consent of the Board and the various committees described below. All directors attended at least 75% of the Board meetings and committee meetings relating to the committees on which each director served during the 2021 fiscal year.

The Company held a virtual 2022 Annual Meeting on April 22, 2022. Each director of the Company has historically been expected to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance; however, due to COVID-19, some members of the board of directors were unable to attend the 2022 Annual Meeting. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Director Independence

In accordance with Nasdaq requirements, our Board is comprised of a majority of independent directors and the Nominating and Corporate Governance, Compensation and Audit Committees are all comprised entirely of independent directors.

The Board annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with The Nasdaq Capital Market’s (“Nasdaq’s”) listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Messrs. Monaco, Kaewkham, Obata, Moosa and Gardner and Ms. Diges are independent under applicable Nasdaq rules.

Committees of the Board

We currently maintain an Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Litigation Committee and Risk Assessment Committee, which have the committee members described below. We have also established a disclosure committee, comprised of senior executives, directors and employees who are actively involved in the disclosure process, to specify, coordinate and oversee the public disclosure of information regarding the Company, other than through periodic and current report filings with the SEC.

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Litigation Committee	Risk Assessment Committee
J. Todd Bonner (1)
Nithinan “Jess Boonyawattanapisut
William Kerby
Donald P. Monaco	X		M			M
Yoshihiro Obata	X		C	M		M
Athid Nanthawaroon
Komson Kaewkham	X	M	M	C	M	M
Edward Terrence Gardner, Jr.	X	C				M
Farooq Moosa	X	M				M
Carmen Diges	X	M		M	C	C

(1)	– Chairman of board of directors.

C	– Chairman of Committee.

M	– Member.

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

The Board has also determined that each of Messrs. Gardner and Moosa and Ms. Diges qualify as “audit committee financial experts” (as defined in the SEC rules) because each of them has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Each of Messrs. Gardner and Moosa and Ms. Diges has acquired these attributes by means of having held various positions that provided relevant experience, as described in their biographical information disclosures, above.

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

During the fiscal year ended February 28, 2022, the committee held 4 meetings.

The Audit Committee operates pursuant to a written charter that is available on the Company’s website at: https://www.nextplaytechnologies.com/investors/governance.

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

During the fiscal year ended February 28, 2022, the committee held 4 meetings, and took various other actions via consent to actions without meetings.

The Compensation Committee operates pursuant to a written charter that is available on the Company’s website at: https://www.nextplaytechnologies.com/investors/governance.

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

The Nominating and Governance Committee evaluates director nominees at regular or special committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Nominating and Governance Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Nominating and Governance Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, and other information as required by the Company’s Bylaws, are properly submitted in writing to the Secretary of the Company in accordance with the Bylaws and applicable law. The Secretary will send properly submitted stockholder recommendations to the Nominating and Governance Committee. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Nominating and Governance Committee through other means. The Nominating and Governance Committee also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

During the fiscal year ended February 28, 2022, the committee held 1 meeting and took various other actions via consent to actions without meetings.

The Nominating and Governance Committee operates pursuant to a written charter that is available on the Company’s website at: https://www.nextplaytechnologies.com/investors/governance.

Litigation Committee

The Litigation Committee, which is currently comprised exclusively of independent directors, is responsible for overseeing any significant arbitration, litigation or other legal process involving a dispute between the Company and a third party (“Disputes”), and assist the Board in fulfilling its oversight responsibilities with respect to such Disputes. In addition, the Litigation Committee has sole authority to retain and terminate outside counsel, or other experts or consultants, as it deems appropriate in connection with any litigation or potential litigation matters, including sole authority to approve the fees and other retention terms for such persons. The Litigation Committee operates pursuant to a written charter.

Risk Assessment Committee

The Risk Assessment Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee significant internal complaints and investigations into management, and to assist the Board in fulfilling its oversight responsibility with respect to such complaints. The Risk Assessment Committee’s responsibilities include, without limitation, consulting with counsel to review, investigate, assess, and manage any relevant complaints. In addition, the Risk Assessment Committee has sole authority to retain and terminate outside counsel, or other experts or consultants, as it deems appropriate in connection with any matters or potential matters being considered by the committee, including sole authority to approve the fees and other retention terms for such persons. The Risk Assessment Committee operates pursuant to a written charter.

Board Diversity

Our Nominating Committee is responsible for reviewing with the Board, on an annual basis, the appropriate characteristics, skills and experience required for the Board as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the Nominating Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	Personal and professional integrity, ethics and values;

●	Experience in corporate management, such as serving as an officer or former officer of a publicly-held company;

●	Experience as a board member or executive officer of another publicly-held company;

●	Diversity of expertise and experience in substantive matters pertaining to our business relative to other Board members;

●	Diversity of background and perspective, including, but not limited to, with respect to age, gender, race, sexual orientation, place of residence and specialized experience;

●	Experience relevant to our business industry and with relevant social policy concerns; and

●	Relevant academic expertise or other proficiency in an area of our business operations.

Currently, our Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best maximize the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. Although we do not have a formal diversity policy in place, our Board values diversity and supports having directors of diverse gender, race, and ethnicity, along with varied skills and experiences. Information regarding the diversity of our Board members is outlined in the below table:

Board Diversity Matrix (As of May 31, 2022)
Total number of Directors	10
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	8	-	1
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	1	4	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	-	-	1

Stockholder Communications with the Board of Directors

In connection with all other matters other than the nomination of members of our Board (as described below), our stockholders and other interested parties may communicate with members of the Board by submitting such communications in writing to our Secretary at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular member of the Board, the communication will be forwarded to a Board member to bring to the attention of the Board.

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

We intend to disclose any amendments to our Code of Ethics and Code of Business Conduct and any waivers with respect to our Code of Ethics and Code of Business Conduct granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at https://www.nextplaytechnologies.com/, within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics and Code of Business Conduct to any such officers or employees to date.

Whistleblower Protection Policy

On April 18, 2017, the Company adopted a Whistleblower Protection Policy (“Whistleblower Policy”) that applies to all of its directors, officers, employees, consultants, contractors and agents of the Company. The Whistleblower Policy has been reviewed and approved by the Board. A copy of the Whistleblower Policy is available on the Company’s website at: https://www.nextplaytechnologies.com/investors/governance.

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

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build. Accordingly, the Company has incorporated prohibitions on ’short sales’ within its insider trading policy, which applies to directors, officers and employees.

Conflicts of Interest

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a Code of Business Conduct and Ethics, as discussed in further detail above, that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

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

Based solely upon our knowledge of transactions and our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that, except as set forth below, during FYE February 28, 2022, no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis. We are aware of the following late filings, or failure to file a report required by Section 16(a), during FYE February 28, 2022:

●	Nithinan Boonyawattanapisut, the Company’s Co-Chief Executive Officer and a director, and her husband Todd Bonner, Chairman of the Company’s Board, filed one late Form 4 that included one transactions that was not reported on a timely basis;

●	Nithinan Boonyawattanapisut, the Company’s Co-Chief Executive Officer and a director, also filed a late Form 3;

●	William Kerby, the Company’s Co-Chief Executive Officer and a director, filed two late Form 4s that included an aggregate of seven transactions that were not reported on a timely basis;

●	Donald Monaco, a director of the Company, filed two late Form 4s that included an aggregate of two transactions that were not reported on a timely basis;

●	Yoshihiro Obata, a director of the Company, filed a late Form 3 and two late Form 4s that included an aggregate of two transactions that were not reported on a timely basis;

●	Carmen Diges, a director of the Company, filed one late Form 4 that included one transactions that was not reported on a timely basis;

●	Komson Kaewkham, a director of the Company, failed to file a Form 3 and two Form 4s, which should have included an aggregate of two transactions that were not reported;

●	Athid Nanthawaroon, a director of the Company, failed to file a Form 3 and three Form 4s, which should have included an aggregate of three transactions that were not reported;

●	Farooq Moosa, a director of the Company, filed a late Form 3;

●	Andrew Greaves, the Company’s Chief Operating Officer, filed a late Form 3;

●	Stacey Riddell, a former director of the Company, filed a late Form 3;

●	Rupert Duchesne, a former director of the Company, filed one late Form 4 that included one transactions that was not reported on a timely basis;

●	Alexandra Zubko, a former director of the Company, filed one late Form 4 that included one transactions that was not reported on a timely basis;

●	Robert James Mendola, a former director of the Company, filed one late Form 4 that included one transactions that was not reported on a timely basis;

●	Simon Orange, a former director of the Company, filed one late Form 4 that included one transactions that was not reported on a timely basis; and

●	Pat LaVecchia, a former director of the Company, filed one late Form 4 that included one transactions that was not reported on a timely basis.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended February 28, 2022 and 2021 (Fiscal 2022 and Fiscal 2021, respectively). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during Fiscal 2021, (ii) were serving as our two most highly compensated executive officers, other than the principal executive officer (“PEO”), whose total compensation exceeded $100,000 as of February 28, 2022, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer as of February 28, 2022.

Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Stock Awards (1)		All Other Compensation		Total
Nithinan Boonyawattanapisut,	2022	$166,667	$200,000	$46,750	(4)	$12,500	(2)(6)	$425,917
PEO and Co-CEO	2021	$—	$—	$—		$—		$—

William Kerby,	2022	$400,000	$400,000	$—		$42,000		$842,000
Co-CEO (and former PEO)	2021	$400,000	$—	$—		$124,759	(2)(3)(5)	$524,759

Sirapop “Kent” Taepakdee,	2022	$200,000	$—	$—		$—		$200,000
CFO	2021	$157,834	$10,000	$64,850	(4)	$11,211	(5)	$232,684

Mark Vange	2022	$187,500	$—	$2,500,000	(7)	$—		$2,687,500
CTO	2021	$—	$—	$—		$—		$—

Timothy Sikora,	2022	$236,000	$—	$—		$—		$236,000
CIO	2021	$200,000	$—	$36,300	(4)	$7,762	(5)	$244,062

*	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. None of our executive officers received any change in pension value and nonqualified deferred compensation earnings during the periods presented.

(1)	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Nithinan Boonyawattanapisut and William Kerby each receives additional compensation in the form of a car allowance in the amount of $1,500 per month.

(3)	William Kerby received additional compensation in the form of a Merchant Banking Guarantee in the amount of $2,000 per month.

(4)	Represents the Stock Awards to Sirapop “Kent” Taepakdee for 27,500 shares, and to Timothy Sikora for 15,000 shares.

(5)	Includes payment of unused vacation time, which was paid in the form of cash, totaling $82,759 for William Kerby, $11,211 for Sirapop “Kent” Taepakdee, and $7,762 for Timothy Sikora .

(6)	Nithinan Boonyawattanapisut received $1,000 monthly for health/medical/dental/vision insurance.

(7)	Represents the Stock Awards to Mark Vange for 1,000,000 shares

Employment and Compensation Agreements

We have the following employment contracts and compensation agreements in place with our Named Executive Officers and Chairman:

Nithinan “Jess” Boonyawattanapisut, Employment Agreement

On September 16, 2021, the Company entered into an Employment Agreement with Ms. Boonyawattanapisut, its Co-Chief Executive Officer and member of its Board, which agreement has an effective date of October 1, 2021. The agreement remains in effect (renewing automatically on a month-to-month basis), until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated as discussed below.

The agreement includes a non-compete provision, prohibiting Ms. Boonyawattanapisut from competing against the Company during the term of the agreement and for a period of 12 months after termination thereof (subject to certain exceptions described below), in any state or country in connection with (i) the commercial sale of products sold by the Company during the six months preceding the termination date; and (ii) any services the Company commercially offered during the six months prior to the termination date (collectively, the “Non-Compete”).

During the term of the agreement, Ms. Boonyawattanapisut is to receive a base salary of $400,000 per year, which may be increased at any time at the discretion of the Compensation Committee of the Board without the need to amend the agreement; an annual bonus payable at the discretion of the Compensation Committee; other bonuses which may be granted/approved from time to time in the discretion of the Compensation Committee; $200,000 in cash and 25,000 shares of common stock issued as a sign-on bonus under the terms of the Company’s Amended and Restated 2017 Equity Incentive Plan; up to four weeks of annual paid time off, which can be rolled-over year to year, or which in the discretion of Ms. Boonyawattanapisut, can be required to be paid in cash at the end of any year or the termination of the agreement; and a car allowance equal to an equivalent of $1,500 per month, during the term of the agreement.

The agreement provides Ms. Boonyawattanapisut with the option of receiving some or all of the base salary and/or any bonus in shares of the Company’s common stock, with such shares being based on the higher of (i) the closing sales price per share on the trading day immediately preceding the determination by Ms. Boonyawattanapisut to accept shares in lieu of cash; and (ii) the lowest price at which such issuance will not require stockholder approval under the rules of the stock exchange where the Company’s common stock is then listed or Nasdaq ((i) or (ii) as applicable, the “Share Price” and the “Stock Option”), provided that Ms. Boonyawattanapisut is required to provide the Company at least five business days prior written notice if she desires to exercise the Stock Option as to any payment of compensation, unless such time period is waived by the Company. The issuance of the shares described above is subject to the approval of the stock exchange where the Company’s common stock is then listed or Nasdaq, and where applicable, stockholder approval, and in the sole discretion of the board of directors, may be issued under, or outside of, a stockholder approved stock plan.

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

The agreement terminates upon Ms. Boonyawattanapisut’s death and can be terminated by the Company upon her disability (as described in the agreement), by the Company for Cause (defined below) or Ms. Boonyawattanapisut for Good Reason (defined below). For the purposes of the agreement, (A) “Cause” means (i) Ms. Boonyawattanapisut’s gross and willful misappropriation or theft of the Company’s or any of its subsidiary’s funds or property; or (ii) Ms. Boonyawattanapisut’s conviction of, or plea of guilty or nolo contendere to, any felony or crime involving dishonesty or moral turpitude; or (iii) Ms. Boonyawattanapisut materially breaches any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within thirty days of written notice thereof from the Company (except for certain breaches which cannot be cured); or (iv) Ms. Boonyawattanapisut commits any act of fraud; and (B) “Good Reason” means (i) without the consent of Ms. Boonyawattanapisut, the Company materially reduces Ms. Boonyawattanapisut’s title, duties or responsibilities, without the same being corrected within ten days after being given written notice thereof; (ii) the Company fails to pay any regular installment of base salary to Ms. Boonyawattanapisut and such failure to pay continues for a period of more than thirty days; or (iii) a successor to the Company fails to assume the Company’s obligations under the agreement, without the same being corrected within thirty days after being given written notice thereof.

In the event of termination of the agreement for death or disability by Ms. Boonyawattanapisut without Good Reason, or for Cause by the Company, Ms. Boonyawattanapisut is due all consideration due and payable to her through the date of termination. In the event of termination of the agreement by Ms. Boonyawattanapisut for Good Reason or the Company for any reason other than Cause (or if Ms. Boonyawattanapisut’s employment is terminated other than for Cause within six months before or twenty-four months following the occurrence of a Change of Control (defined in the agreement) of the Company), Ms. Boonyawattanapisut is due all consideration due and payable through the date of termination; a lump sum payment equal to twelve months of base salary; continued participation in all benefit plans and programs of the Company for twelve months after termination (or at the option of the Company, reimbursement of COBRA insurance premiums for substantially similar coverage as the Company’s plans); and the Non-Compete will not apply to Ms. Boonyawattanapisut.

William Kerby, Employment Agreement

On October 31, 2018, the Company entered into an Employment Agreement with Mr. Kerby, who served as the Company’s Chief Executive Officer and Vice Chairman of the Board at that time. The agreement was effective as of November 1, 2018, and replaced and superseded the terms of Mr. Kerby’s prior employment agreement dated October 15, 2006.

The agreement remains in effect (renewing automatically on a month-to-month basis) until either party provides the other at least 30 days prior written notice of its intent to terminate the agreement, or until terminated as discussed below.

The agreement includes a non-compete provision, prohibiting Mr. Kerby from competing against the Company during the term of the agreement and for a period of 12 months after termination thereof (subject to certain exceptions described below), in any state or country in connection with (A) the offer of Alternative Lodging Rental properties (Vacation Home Rentals) which are distributed on a Business to Business Basis; (B) the commercial sale of specialty products sold by the Company during the six months preceding the termination date; and (C) any services the Company commercially offered during the six months prior to the termination date (collectively, the “Non-Compete”).

During the term of the agreement, Mr. Kerby is to receive a base salary of $400,000 per year, which may be increased at any time at the discretion of the Compensation Committee of the Board; an annual bonus payable at the discretion of the Compensation Committee, of up to 100% of his base salary (50% based on meeting short term goals and 50% based on meeting long-term goals, which are determined from time to time by the Compensation Committee); other bonuses which may be granted from time to time in the discretion of the Compensation Committee; 25,000 shares of common stock issued as a sign-on bonus under the terms of the Company’s 2017 Equity Incentive Plan; up to four weeks of annual paid time off, which can be rolled-over year to year, or which in the discretion of Mr. Kerby, can be required to be paid in cash at the end of any year or the termination of the agreement; and a car allowance of $1,500 per month during the term of the agreement.

The agreement provides Mr. Kerby with the option of receiving some or all of the base salary and/or any bonus in shares of the Company’s common stock, with such shares being based on the higher of (a) the closing sales price per share on the trading day immediately preceding the determination by Mr. Kerby to accept shares in lieu of cash; and (b) the lowest price at which such issuance will not require stockholder approval under the rules of the stock exchange where the Company’s common stock is then listed or Nasdaq ((a) or (b) as applicable, the “Share Price” and the “Stock Option”), provided that Mr. Kerby shall be required to provide the Company at least five business days prior written notice if he desires to exercise the Stock Option as to any payment of compensation, unless such time period is waived by the Company. The issuance of the shares described above is subject to the approval of the stock exchange where the Company’s common stock is then listed or Nasdaq, and where applicable, stockholder approval, and in the sole discretion of the Board, may be issued under, or outside of, a stockholder approved stock plan.

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

The agreement terminates upon Mr. Kerby’s death and can be terminated by the Company upon his disability (as described in the agreement), by the Company for Cause (defined below) or Mr. Kerby for Good Reason (defined below). For the purposes of the agreement, (A) “Cause” means (i) Mr. Kerby’s gross and willful misappropriation or theft of the Company’s or any of its subsidiary’s funds or property; or (ii) Mr. Kerby’s conviction of, or plea of guilty or nolo contendere to, any felony or crime involving dishonesty or moral turpitude; or (iii) Mr. Kerby materially breaches any obligation, duty, covenant or agreement under the agreement, which breach is not cured or corrected within thirty days of written notice thereof from the Company (except for certain breaches which cannot be cured); or (iv) Mr. Kerby commits any act of fraud; and (B) “Good Reason” means (i) without the consent of Mr. Kerby, the Company materially reduces Mr. Kerby’s title, duties or responsibilities, without the same being corrected within ten days after being given written notice thereof; (ii) the Company fails to pay any regular installment of base salary to Mr. Kerby and such failure to pay continues for a period of more than thirty days; or (iii) a successor to the Company fails to assume the Company’s obligations under the agreement, without the same being corrected within thirty days after being given written notice thereof .

In the event of termination of the agreement for death or disability by Mr. Kerby without Good Reason, or for Cause by the Company, Mr. Kerby is due all consideration due and payable to him through the date of termination. In the event of termination of the agreement by Mr. Kerby for Good Reason or the Company for any reason other than Cause (or if Mr. Kerby’s employment is terminated other than for Cause within six months before or twenty-four months following the occurrence of a Change of Control (defined in the agreement) of the Company), Mr. Kerby is due all consideration due and payable through the date of termination; a lump sum payment equal to twelve months of base salary; continued participation in all benefit plans and programs of the Company for twelve months after termination (or at the option of the Company, reimbursement of COBRA insurance premiums for substantially similar coverage as the Company’s plans); and the Non-Compete will not apply to Mr. Kerby.

The terms of the agreement were approved by the Company’s Compensation Committee, consisting solely of “independent” members of our Board.

Sirapop “Kent” Taepakdee, Employment Agreement

On January 30, 2020, Mr. Sirapop “Kent” Taepakdee entered into an employment agreement with the Company. Pursuant to Mr. Taepakdee’s employment agreement, he agreed to provide services to the Company as the VP of Finance and Chief Financial Officer.

Mr. Taepakdee receives a base salary payable in cash ($200,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the Board and subject to the Company meeting certain metrics as follows – Mr. Taepakdee is eligible, for a bonus of up to (a) 5,000 shares (or $5,000 dollars), upon completion of a review of, the improvement of, the Company’s financial reporting programs, payable in the discretion of the Chief Executive Officer; (b) 7,500 shares (or $10,000) in the event the Company meets certain metrics by June 30, 2020, including achieving a minimum level of gross monthly revenues or achieving an EBITDA profit in any month, payable in the discretion of the Chief Executive Officer; (c) 2,000 shares or $2,000 (in Mr. Taepakdee’s discretion), each quarter that Mr. Taepakdee works with the Chief Executive Officer in order to prepare presentations and other public relations items, payable in the discretion of the Chief Executive Officer; and (d) 3,000 shares (or $4,000) in the event the Company raises more than $3 million during the first 12 months of the agreement, payable in the discretion of the Chief Executive Officer. All shares earned in the first 12 months of the agreement are valued at $2.00 per share. Upon the mutual approval of the executive and the Company, Mr. Taepakdee’s salary may increase to no less than $150,000 per year after the first year.

Effective on January 31, 2021, the compensation of Mr. Taepakdee was increased from $154,000 to $200,000 per year.

On February 12, 2021, the Company issued Mr. Taepakdee an aggregate of 10,000 shares of common stock of the Company as a bonus in consideration for services rendered, which vested immediately upon issuance.

The agreement has a term of three years, which is mutually extendable with the consent of the parties.

In the event that Mr. Taepakdee desires to sell more than 10,000 shares of common stock in any one transaction when the daily volume of the Company’s common stock is 10,000 or less, Mr. Taepakdee is required to provide the Company the first right to purchase such shares.

If the agreement is terminated by Mr. Taepakdee for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Taepakdee’s death or disability, Mr. Taepakdee is due two calendar months of severance pay; and if the agreement is terminated due to Mr. Taepakdee’s disability, Mr. Taepakdee, is due compensation through the remainder of the month during which he was terminated. If he is terminated for cause, terminates his employment without good reason or dies, he (or his estate, as applicable) is paid through the date of termination. If the Company terminates the agreement within 24 months after a change in control (as described in the agreement), then the Company is required to pay Mr. Taepakdee a severance payment equal to twelve months’ salary, plus continue to provide benefits equal to those provided prior to the change in control for a period of six months. The agreement contains customary confidentiality requirements and work for hire language. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits Mr. Taepakdee (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Taepakdee for good reason or a termination by the Company other than for cause or disability.

Mark Vange – Employment Agreement

On July 15, 2021, Mr. Vange entered into an employment agreement with the Company. Pursuant to Mr. Vange’s employment agreement, he agreed to provide services to the Company as the Chief Technology Officer.

Mr. Vange receives a base salary payable in cash ($300,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the Board and subject to the Company meeting certain metrics as follows – Mr. Vange is eligible, for a bonus of up to (a) 10,000 shares (or $20,000 dollars), upon the Company achieving certain gross monthly revenue targets by August 31, 2021 or February 28, 2022, or an EBITDA profit in any month before February 28, 2022; (b) 20,000 shares (or $40,000) in the event certain milestones for product and website launches and integrations are completed payable in the discretion of the Chief Executive Officer; (c) 60,000 shares (or $155,000) in the event certain new lines of business, greater public recognition, and/or new opportunities are developed by Mr. Vange, payable in the discretion of the Chief Executive Officer, and (d) 60,000 shares (or $155,000) in the event of the successful deployment of certain digital securities offerings, successful implementation of certain online banking solutions and the successful deployment of certain key artificial intelligence capabilities throughout the Company’s business, payable in the discretion of the Chief Executive Officer.

The agreement remains in effect (renewing automatically on a month-to-month basis), until terminated by either party in accordance with its terms, as discussed below.

In the event that Mr. Vange desires to sell more than 10,000 shares of common stock in any one transaction when the daily volume of the Company’s common stock is 10,000 or less, Mr. Vange is required to provide the Company the first right to purchase such shares.

If the agreement is terminated by Mr. Vange for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Vange’s death or disability, Mr. Vange is due two calendar months of severance pay and all shares of Company common stock held in escrow or subject to vesting schedules shall accelerate and/or be released (as applicable); and if the agreement is terminated due to Mr. Vange’s disability, Mr. Vange, is due compensation through the remainder of the month during which he was terminated. If he is terminated for cause, terminates his employment without good reason or dies, he (or his estate, as applicable) is paid through the date of termination. The agreement contains customary confidentiality requirements and work for hire language. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits Mr. Vange (without the prior written consent of the Company, which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Vange for good reason or a termination by the Company other than for cause or disability.

Timothy Sikora – Employment Agreement

On January 30, 2020, Mr. Sikora entered into an employment agreement with the Company. Pursuant to Mr. Sikora’s employment agreement, he agreed to provide services to the Company as the Chief Information Officer and Chief Operations Officer.

Mr. Sikora currently receives a base salary payable in cash ($236,000 per year) pursuant to his employment agreement and is also eligible to receive equity compensation, when approved by the Board and subject to the Company meeting certain metrics as follows – Mr. Sikora is eligible, for a bonus of up to (a) 10,000 shares (or $10,000 dollars), upon the Company achieving certain gross monthly revenue targets by June 30, 2020 or December 30, 2020, or an EBITDA profit in any month before February 28, 2021; (b) 10,000 shares (or $10,000) in the event certain milestones for product and website launches and integrations are completed during calendar 2020, payable in the discretion of the Chief Executive Officer; and (c) 25,000 shares (or $25,000) in the event the Company completes a merger or acquisition, completes a funding, accelerates profitability or achieves profitability by February 28, 2021, payable in the discretion of the Chief Executive Officer.

The agreement has a term of three years, mutually extendable with the consent of the parties.

In the event that Mr. Sikora desires to sell more than 10,000 shares of common stock in any one transaction when the daily volume of the Company’s common stock is 10,000 or less, Mr. Sikora is required to provide the Company the first right to purchase such shares.

If the agreement is terminated by Mr. Sikora for good reason (as defined in the agreement) or by the Company without cause, and other than due to Mr. Sikora’s death or disability, Mr. Sikora is due two calendar months of severance pay; and if the agreement is terminated due to Mr. Sikora’s disability, Mr. Sikora, is due compensation through the remainder of the month during which he was terminated. If he is terminated for cause, terminates his employment without good reason or dies, he (or his estate, as applicable) is paid through the date of termination. If the Company terminates the agreement within 24 months after a change in control (as described in the agreement), then the Company is required to pay Mr. Sikora a severance payment equal to twelve months’ salary, plus continue to provide benefits equal to those provided prior to the change in control for a period of six months. The agreement contains customary confidentiality requirements and work for hire language. The agreement includes a one year non-solicitation and non-competition clause following the date of the termination of the agreement, which non-competition clause prohibits Mr. Sikora (without the prior written consent of the Company which consent will not be unreasonably withheld) from directly or through another person or another entity carrying on or being engaged in any business within North America which is competitive with the business of the Company, however the non-compete shall terminate in the event of a termination of employment by Mr. Sikora for good reason or a termination by the Company other than for cause or disability.

Payments Due Upon a Change of Control Under Employment Arrangements with Ms. Boonyawattanapisut, Mr. Kerby, Mr. Taepakdee and Mr. Sikora and Certain Other Employees

As described in greater detail above, the employment agreements with Ms. Boonyawattanapisut, our Co-Chief Executive Officer, Mr. Kerby, our Co-Chief Executive Officer, Mr. Taepakdee, our Chief Financial Officer and Mr. Sikora, our Chief Operating Officer, include provisions which provide that, if such person’s employment with the Company is terminated within twenty-four months after a Change of Control (descried below) (or in the case of Mr. Kerby’s agreement, within twenty-four months after, or six months prior to, a Change of Control), then the Company is required to pay such executives a severance payment:

●	As to Ms. Boonyawattanapisut and Mr. Kerby, equal to (i) a lump sum payment in an amount equal to twelve months of their base salary at the then current rate (currently $400,000 per year); (ii) all amounts earned, accrued or owing through the date their employment is terminated but not yet paid; and (iii) continued participation in all employee benefit plans, programs or arrangements available to the Company executives in which they were participating on such date of termination of until the earliest of: (a) twelve months after the date of termination of employment; (b) the date the employment agreement would have expired but for the occurrence of the date of termination; or (c) the date, or dates, Ms. Boonyawattanapisut or Mr. Kerby (as applicable) receives similar coverage under a subsequent employer plan. Such payment is required to be made in a lump sum on or before the date ending on the expiration of three months following the date of termination; and

●	As to Mr. Taepakdee and Mr. Sikora, a severance payment equal to twelve months salary ($200,000 as to Mr. Taepakdee and $236,000 as to Mr. Sikora), plus continued benefits equal to those provided prior to the Change of Control event for a period of six months.

For the purposes of the employment agreements, “Change of Control” (“Change in Control” under Mr. Kerby’s agreement) means (a) any entity or person who becomes either individually or, pursuant to an express agreement among all of the members of such group, as part of a “control group” (as such term is used in Section 13(d) of the Exchange Act) the beneficial owner of 50% or more of the Company’s voting securities (other than an employee, officer or stockholder of the Company as of the date of such applicable employment agreement) or (b) there is a liquidation of all or substantially all of the Company’s assets or the Company dissolves. We anticipate that the closing of the exchange agreements will constitute a Change of Control under the employment agreements.

It is also grounds for a “Good Reason” termination under each of the employment agreements of our officers if, in the case of Ms. Boonyawattanapisut’s and Mr. Kerby’s agreements, without his consent, the Company materially reduces their title, duties or responsibilities and in the case of Messrs. Taepakdee’s, Sikora’s and Vange’s employment agreements, there is a significant reduction of their duties, position or responsibilities relative to the their duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the executive from such position, duties and responsibilities.

Additionally, in the event Mr. Kerby resigns for Good Reason, we are required to immediately eliminate any and all guarantees which Mr. Kerby has provided on behalf of the Company (which total an aggregate of approximately $2 million as of the date of this Proxy Statement), and in the event we are unable to eliminate all such guarantees within 30 days, we are required to pay Mr. Kerby $10,000 per month in guaranty fees (compared to $2,000 per month under the current terms of the employment agreement) until such time as such guarantees are eliminated. Finally, in the event Mr. Kerby resigns for Good Reason, Mr. Kerby is due the same severance compensation described above in connection with a Change of Control termination.

In the event Messrs. Taepakdee, Sikora or Vange terminates his employment agreement for Good Reason, we are required to pay such applicable executive his salary and other benefits earned or accrued through the date of termination, and continue to pay them two additional months of salary.

Certain employment agreements of other non-executive officers of the Company contain similar provisions as Messrs. Taepakdee’s, Sikora’s and Vange’s agreements, discussed above.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our non-executive directors during the fiscal year ended February 28, 2022. Our executive directors do not receive compensation for their service on the board of directors separate from the compensation they receive as an executive officer of the Company, as described above.

Name	Fiscal Year	Fee Earned	Stock Awards	All other Compensation	Total
J. Todd Bonner	2022	$—	$—	$—	$—
Donald P. Monaco, Director	2022	$—	$41,917	$—	$41,917
Athid Nanthawaroon	2022	$—	$40,000	$—	$40,000
Komson Kaewkham	2022	$—	$44,292	$—	$44,292
Yoshihiro Obata	2022	$—	$50,000	$—	$50,000
Carmen Diges	2022	$—	$50,000	$—	$50,000
Farooq Moosa	2022	$—	$16,333	$—	$16,333
Edward Terrence Gardner, Jr.	2022	$—	$16,125	$—	$16,125
Stacey Riddell(1)	2022	$—	$26,875	$—	$26,875

*	The value of the Stock Awards in the table above was calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(1)	Ms. Riddell resigned from her position as a director on the Board on November 9, 2021. She received pro rata compensation for services provided prior to her resignation in the fiscal year ended February 28, 2022.

No director received any Non-Equity Incentive Plan Compensation or Non-Qualified Deferred Compensation for the period above.

Director Compensation Policy

Prior to July 1, 2021, the compensation payable to the Board consisted solely of equity, and included (a) compensation of 20,000 shares per year, issuable in equal quarterly installments, to each non-executive member of the Board; (b) compensation of 5,000 shares per year, issuable in equal quarterly installments, to each chairperson of each Board committee; and (c) compensation of 10,000 shares per year, issuable in equal quarterly installments, to the Chairman of the Board, each under the terms of the Company’s 2017 Equity Incentive Plan (collectively, the “Board Compensation Terms”).

Effective July 1, 2021, we implemented changes to our Board Compensation Terms. The compensation currently payable to the Board currently consists of a mix of equity and cash, subject to certain exceptions (as discussed below), and includes (a) compensation in the amount of $60,000 per year, payable in equal quarterly installments, to each non-executive member of the Board; (b) compensation in the amount of $15,000 per year, payable in equal quarterly installments, to the chairperson of each committee of the Board; and (c) compensation in the amount of $30,000 per year, payable in equal quarterly installments, to the chairman of the Board. The foregoing amounts shall be paid out as follows: (i) in the event that the company is profitable for the two quarters prior to any given quarterly payment, then (a) 30% of the compensation is to paid in cash and (b) 70% of the compensation is issued in shares of Company common stock, calculated based on the closing price of the Company’s common stock on the date of the award; or (ii) in the event that the company is not profitable for the two quarters prior to any given quarterly payment, then 100% of the relevant quarterly payment will be issued in shares of Company common stock, calculated based on the closing price of the Company’s common stock on the date of the award. All equity issued to our directors as compensation for their services is issued under the Company’s equity incentive plans.

Director compensation for the 2022 fiscal year (based on the old compensation policy) was paid in shares of Company common stock in April 2021 (for those directors who were members of the Board as of such date), which shares vest in equal quarterly installments. Our directors are entitled to receive additional compensation payable under the new compensation policy for fiscal 2022, which shall be payable on a pro rata basis starting on July 1, 2021 and shall take into account the payments already made to them under the old compensation policy in April 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders, Directors and Management

The following table sets forth, as of May 31, 2022, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) our named executive officers; and (d) all current directors, our director nominees and executive officers, as a group. As May 31, 2022, there were 117,436,081 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon conversion of a convertible security) within 60 days of May 31, 2022. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

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

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)		Percent of Common Stock Outstanding (2)
Named Executive Officers and Directors
William Kerby, Co-Chief Executive Officer & Director	651,173	(3)	*
Nithinan Boonyawattanapisut, Co-Chief Executive Officer & Director	19,928,658	(4)	16.9%
Sirapop “Kent” Taepakdee, Chief Financial Officer	27,500		*
Tim Sikora, Chief Information Officer	31,000	(5)	*
Andrew Greaves, Chief Operating Officer	100,000		*
Mark Vange, Chief Technology Officer	3,916,667	(6)	3.3
Donald P. Monaco, Director	2,028,520	(7)	1.7%
John Todd Bonner, Chairman of the Board	19,928,658	(4)	16.9%
Athid Nanthawaroon, Director	147,065		*
Carmen Diges, Director	58,831		*
Komson Kaewkham, Director	53,910		*
Yoshihiro Obata, Director	808,831	(8)	*
Farooq Moosa, Director	25,338		*
Edward Terrence Gardner, Jr., Director	657,203		*
All Named Executive Officers and Directors as a Group (14 persons)	28,434,696	(9)	24.1%

5% Stockholders
Red Anchor Trading Corp. Limited (10)	15,000,269		12.7%

*	Less than 1%.

(1)	Includes warrants and convertible securities exercisable or convertible for common stock within 60 days of May 31, 2022.

(2)	Based on 117,436,081 shares of common stock outstanding as of May 31, 2022.

(3)	William Kerby holds 555,873 shares of common stock and warrants to purchase 15,300 shares of common stock of the Company individually. Mr. Kerby is deemed to own 80,000 shares held by In-Room Retail Systems, LLC, which entity he owns.

(4)	Nithinan Boonyawattanapisut and John Todd Bonner are married. Accordingly, they beneficially own the same securities of the Company. Ms. Boonyawattanapisut’s and Mr. Bonner’s holdings consist of the following: (i) 2,300,204 shares of common stock held directly by Ms. Boonyawattanapisut; (ii) 27,500 shares of common stock held directly by Mr. Bonner; (iii) 13,666,936 shares of common stock held by Red Anchor Trading Corporation (“Red Anchor”), 10.91% of which is owned by Ms. Boonyawattanapisut and 19.77% of which is owned by Mr. Bonner; (iv) 1,333,333 shares of common stock NextPlay Holdings LLC, 73.3% of which is owned by Red Anchor; (v) 1,558,046 shares of common stock held by Cern One Limited, 100% of which is owned by Ms. Boonyawattanapisut, and (vi) 1,042,639 shares of common stock held by Found Side Ltd., 50% of which is owned by Ms. Boonyawattanapisut and 48% of which is owned by Mr. John Todd Bonner.

(5)	Tim Sikora holds 28,000 shares of common stock individually, and is deemed to own 3,000 shares of common stock held by Beachfront Travel Consulting, LLC, a company that is 50% owned by Mr. Sikora’s spouse. Mr. Sikora disclaims beneficial ownership of those shares held by Beachfront.

(6)	Mark Vange beneficially owns (i) 1,666,667 shares of common stock owned by Fighter Base Publishing, Inc (“Fighter Base”), and (ii) 1,250,000 shares owned by Token IQ, Inc. (“Token IQ”). Mr. Vange is the Chief Executive Officer and a majority stockholder of both Fighter Base and Token IQ, and disclaims beneficial ownership of all shares owned by Fighter Base and Token IQ, except to the extent of his pecuniary interest therein. Mr. Vange also individually owns 1,000,000 shares of common stock of the Company.

(7)	Donald P. Monaco beneficially owns (i) 934,224 shares of common stock owned by the Donald P. Monaco Insurance Trust (the “Trust”), and (ii) 822,302 shares are beneficially owned by Monaco Investment Partners II, LP (“MI Partners”). Mr. Monaco also individually owns 271,994 shares of common stock of the Company. Mr. Monaco is the managing general partner of MI Partners and trustee of the Trust. Mr. Monaco disclaims beneficial ownership of all shares held by the Trust and MI Partners in excess of his pecuniary interest, if any.

(8)	Yoshihiro Obata’s holdings consist of 808,831 shares of common stock held by Global Networking, LLC, an entity owned and controlled by Mr. Obata.

(9)	Because Ms. Boonyawattanapisut and Mr. Bonner beneficially own the same securities due to the fact that they are married, such securities have only been included once for purposes of calculating the number of shares of common stock held by all executive officers and directors as a group.

(10)	Address: Morgan & Morgan Building, Pasea Estate, PO Box 958, Road Town, Tortola, BVI. The shares are also beneficially owned by Ms. Boonyawattanapisut’s and Mr. Bonner, as discussed in footnote 4, above. Based on information reported on Schedule 13D/A filed by Red Anchor (and others) with the SEC on March 28, 2022, which has not been independently verified.

Equity Compensation Plan Information

2017 Equity Incentive Plan

On August 25, 2017, the Board adopted, subject to the ratification by the majority stockholders, which occurred effective on September 13, 2017, the Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are, and will be, responsible for the Company’s future growth. The 2017 Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

The 2017 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. Incentive stock options granted under the 2017 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the 2017 Plan are not intended to qualify as incentive stock options under the Code.

No incentive stock option may be granted under the 2017 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of our Company or any affiliate of our Company, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.

The 2017 Plan is administered by the Board and/or the Company’s Compensation Committee. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2017 Plan is 2,000,000 shares. Such shares of common stock shall be made available from the authorized and unissued shares of the Company.

2021 Equity Incentive Plan

On April 7, 2021, stockholders approved the adoption of the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), which is intended to secure for the Company and its affiliates the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the company and its affiliates, all of whom are and will be responsible for the Company’s future growth. The 2021 Plan is designed to help attract and retain for the Company and its affiliates personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its affiliates. Awards under the 2021 Plan may be made to an eligible person in the form of (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) performance shares; or (vi) any combination of the foregoing. Nonqualified (non-statutory stock options) granted under the 2021 Plan are not intended to qualify as incentive stock options under the Code.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2021 Plan is the sum of (i) 13,065,060 shares, which amount is equal to 15% of the Company’s total outstanding shares of common stock of the Company outstanding immediately after the closing of the HotPlay Share Exchange and conversion of the Axion preferred stock, and (ii) an annual increase on April 1st of each calendar year, beginning in 2022 and ending in 2030, in each case subject to the approval of the Board or the Compensation Committee of the Company on or prior to the applicable date, equal to the lesser of (A) 5% of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 5,000,000 shares of common stock (which number is not subject to adjustment in connection with any reverse stock split affected prior to the closing); and (C) such smaller number of shares as determined by the board of directors or Compensation Committee (the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the board of directors or the Compensation Committee does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 50,000,000 (which number is not subject to adjustment in connection with any reverse stock split affected prior to the closing) incentive stock options may be granted pursuant to the terms of the 2021 Plan. The Company’s Board and Compensation Committee did not elect to increase the number of shares authorized for issuance under the 2021 Plan on April 1, 2022 in accordance with the evergreen provision, discussed above.

The 2021 Plan is administered by the Board and/or the Company’s Compensation Committee. The 2021 Plan will automatically terminate on the 10th anniversary of original approval date of the 2021 Plan (January 5, 2031).

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of February 28, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding warrants as of February 28, 2022	Weighted-average exercise price of outstanding warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,300	$2.05	—
Equity compensation plans not approved by security holders	—	—	—
Total	15,300	$2.05	—

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”, “Employment and Compensation Agreements”, and “Director Compensation”, which information is incorporated by reference where applicable in this “Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions, or any currently proposed transaction, in which the Company was to be a participant since the beginning of the Company’s 2021 fiscal year and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2022 and 2021, and in which any Related Person had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. “Related Persons” include each of our “Named Executive Officers” as defined under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”, above.

Related Party Transactions

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $1,102,066 as of August 21, 2020, May 31, 2020, February 29, 2020 and February 28, 2019. These dividends were payable when and if declared by the Board. The dividends were owed to an entity controlled by Donald P. Monaco, our director (and prior Chairman of the Board), and William Kerby, our Co-Chief Executive Officer and a director. On April 8, 2021, the Company entered into an Exchange Agreement with Mr. Kerby and Monaco Investment Partners II, LP (“MI Partners”), of which Mr. Monaco (who served as the Chairman of our Board at that time) is the managing general partner (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the terms of which were approved by the Board, Mr. Kerby and MI Partners exchanged their right to an aggregate of $1,016,314 in accrued dividends (the “Accrued Dividends”), which had accrued on the Company’s outstanding Series A Preferred Stock, which had been held by Mr. Kerby and MI Partners prior to the conversion of such Series A Preferred Stock into common stock of the Company in August 2017, for Convertible Promissory Notes. Specifically, Mr. Kerby exchanged rights to $430,889 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $430,889 and MI Partners exchanged rights to $585,425 of accrued dividends on the Series A Preferred Stock for a Convertible Promissory Note with a principal balance of $585,425 (the “Convertible Promissory Notes”).

The Convertible Promissory Notes accrued interest at the rate of 12% per annum, compounded monthly at the end of each calendar month, with such interest payable at maturity or upon conversion. The principal and accrued interest owed under the Convertible Promissory Notes was convertible, at the option of the holders thereof, into shares of the Company’s common stock, at any time beginning seven days after the Closing Date (defined below) and prior to the payment in full of such Convertible Promissory Notes by the Company, at a conversion price equal to the greater of

(i)	the closing consolidated bid price of the Company’s common stock on April 8, 2021 (which was $3.02); and

(ii)	(ii) the five-day volume weighted average price of the Company’s common stock for the five trading days following the date that the HotPlay Exchange Agreement closes (the “Closing Date”). The Convertible Promissory Notes were unsecured, had a maturity date of April 7, 2022, and included standard and customary events of default.

The Convertible Promissory Notes were subsequently repaid in full in March 2022, and are no longer outstanding.

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

On November 16, 2020, the Company acquired 100% of Longroot, which was in turn owned 57% of Longroot Cayman. Longroot Cayman owned 49% of the outstanding ordinary shares (with 51% of the Preferred shares owned by two Thai citizen shareholders) of Longroot Thailand, provided that Longroot Cayman controls 90% of Longroot Thailand’s voting shares and therefore effectively controls Longroot Thailand. Subsequent to this acquisition, the Company signed a service contract with Atato, an IT provider of cryptocurrency website maintenance. As of February 28, 2022, Miss Worapin Tatun, wife of the CEO of Atato and Mr. Pongsabutra Viraseranee, an employee and developer employed by Atato, both are minority shareholders of Longroot Thailand with a 25.5% interest of preferred stock in Longroot Thailand each.

On March 17, 2021, the Company entered into a master development and license agreement with HotPlay Enterprises Limited (“HPE”) to license software frameworks “HotNow Platform” from HPE and to engage HPE, using the HotNow Platform as the foundation, to develop for the Company assets and extra features required for the Company’s travel platform. On or about May 21, 2021, the Company and HPE expanded the agreement through additional statements of work for a total investment of approximately $2.0 million.

On March 31, 2021, HotPlay Thailand entered into an asset purchase agreement with HotNow, a related party, which is also under the same common control of HotPlay Thailand, to purchase some of the assets, all software used in the business including all rights under licenses and other agreements and employees with the aggregate price of 19,500,000 Thai Baht (inclusive of 7% value added tax (VAT)) (approximately $624,000 US). On April 30, 2021, HotPlay Thailand made an advanced payment to HotNow in the amount of 5,000,000 Thai Baht (approximately $149,533 US). On June 7, 2021, HotPlay Thailand paid the remaining cost of the asset purchase to HotNow in the amount of 14,500,000 Thai Baht (approximately $474,467 US) pursuant to the terms of the asset purchase agreement.

On March 24 2021, the Company entered into a short-term loan with Magnolia Quality Development Corporation Limited for $480,000 (15,000,000 Thai Baht) with an accrued interest rate of 9% per annum, which is payable on demand and unsecured.

During June and July 2020, the Company entered into a short-term loan with Tree Roots Entertainment Group Company Limited (“TREG”) for $543,000 (17,000,000 Thai Baht) with an accrued interest rate of 9.7% per annum, which was payable on demand and unsecured. On May 31, 2021, HP Thailand repaid 7,000,000 Thai Baht (approximately $223,000) in connection with the short-term loan from TREG.

Next Bank International currently holds a $705,000 loan that was purchased in 2020 at a discounted purchase price of $647,776, when the Bank was not partially or wholly owned by the Company. The borrower is an entity affiliated with a current member of the Bank’s Board of Directors. The Loan bears interest at an annual rate of 10%.

On June 1, 2021, the Company entered into an agreement with Something Great LLC (“Something Great”), a company owned and controlled by Mr. Kerby’s son, for their services. Something Great agreed to provide the content creation including writing, editing, designing and publishing the articles monthly. The Company agreed to pay Something Great of $19,200 per month for their service. The period of service is 6 months, periodically renewable.

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

On August 19, 2021, the Company entered into Intellectual Property Purchase Agreements with Fighter Base Publishing Inc. (“Fighter Base”) and Token IQ Inc. (“Token IQ,” and together with Fighter Base, the “IP Sellers”), dated as of the same date (each an “IPP Agreement,” and together the “IPP Agreements”). Pursuant to the IPP Agreements, the Company agreed to acquire certain intellectual property owned by Fighter Base (relating to the games industry) and by Token IQ (relating to the distributed ledger industry), both of which entities are owned and controlled by Mark Vange, the Chief Technology Officer of the Company. Pursuant to the IPP Agreements, in the event that the shares of Company common stock issued in connection with the foregoing transactions are still restricted six months after closing of such transactions, Fighter Base and Token IQ will have piggyback registration rights with respect to such shares. The Token IQ IPP Agreement includes the right for Token IQ to license the intellectual property purchased thereunder to third parties, with the approval of the Company, which shall not be unreasonable withheld, provided that any licenses are non-transferable, non-sublicensable and non-exclusive, and that the licenses will not compete with the Company. Any consideration received by Token IQ from such licenses will be split 50/50 between the Company and Token IQ.

Pursuant to the Fighter Base IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which was paid by the Company by way of the issuance to Fighter Base of 1,666,667 restricted shares of Company common stock (valued at $3 per share of common stock) at closing, which occurred on May 2, 2022.

Pursuant to the Token IQ IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which was paid by the Company by way of the issuance to Fighter Base of 1,250,000 restricted shares of Company common stock (valued at $4 per share of common stock) at closing, which occurred on May 2, 2022.

Closing of the transactions contemplated by the IPP Agreements was subject to customary closing conditions, which include, due to Mr. Vange’s status as an officer of the Company, the approval of the Company’s shareholders of the transactions contemplated by the IPP Agreements and the issuance of shares of Company common stock thereunder (which was obtained at that special meeting of stockholders held on January 28, 2022).

Review and Approval of Related Party Transactions

The Audit Committee of the Board is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and approval, will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (i) the fairness of the terms for the Company (including fairness from a financial point of view); (ii) the materiality of the transaction; (iii) bids/terms for such transaction from unrelated parties; (iv) the structure of the transaction; (v) the policies, rules and regulations of the U.S. federal and state securities laws; (vi) the policies of the Committee; and (vii) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the board of directors in place of the Audit Committee.

In addition, our Code of Ethics, which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit and merger and acquisition related services performed by TPS Thayer, LLC (“TPS”) and other professional firms for the audit of our annual financial statements, review of our quarterly financial statements, and all merger and acquisition related activities from September 19, 2020 for the years ended February 28, 2022 and 2021.

Prior to the appointment of TPS on September 30, 2021, Thayer O’Neal Company, LLC (“Thayer”) served as our independent registered accounting firm from May 16, 2019 to September 30, 2020.

	TPS		Others
	2022	2021	2022	2021
Audit Fees(1)	$234,000	$39,500	$—	$48,500
Audit-Related Fees(2)	—	—	—	—
Tax Fees(3)	—	10,000	4,300	—
All Other Fees(4)	103,000	17,000	41,213	20,000
Total	$337,000	$66,500	$45,513	$68,500

(1)	Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended February 28, 2022 and February 28, 2021 and (ii) the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for such years.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees include professional services.

(4)	Other fees include professional services relating to merger and acquisition related activities and for review of various filings and issuance of consents.

Pre-Approval Policies

It is the policy of our Board that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board pre-approved all services, audit and non-audit, provided to us by TPS for fiscal 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Annual Report on Form 10-K or incorporated herein by reference.

(1)	All Financial Statements

(2)	Consolidated Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

2.1+	Intellectual Property Purchase Agreement by and between Monaker Group, Inc., as Buyer and IDS Inc., as Seller, dated August 15, 2019.	8-K	2.1	8/22/2019
2.2+	Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated as of July 21, 2020.	8-K	2.1	7/23/2020
2.3+	Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of July 21, 2020.	8-K	2.2	7/23/2020
2.4	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020.	8-K	2.2	10/29/2020
2.5	First Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, entered into October 28, 2020, and dated as of October 23, 2020.	8-K	2.4	10/29/2020
2.6	Second Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated November 12, 2020.	8-K	2.3	11/18/2020
2.7	Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of November 12, 2020.	8-K	2.6	11/18/2020
2.8	Stock Purchase Agreement dated November 2, 2020, by and between Dr. Jason Morton (seller), Monaker Group, Inc. (purchaser), and Longroot, Inc., for certain limited purposes.	8-K	2.1	11/19/2020
2.9	December 11, 2020 Letter Agreement between Monaker Group, Inc. and Dr. Jason Morton relating to the November 2, 2020 Stock Purchase Agreement.	8-K	2.2	12/18/2020
2.10	Third Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated January 6, 2021.	8-K	2.4	1/11/2021
2.11	First Amendment to Amended and Restated Share Exchange Agreement by and among Monaker Group, Inc. and the Stockholders Holding Shares or Debt of Axion Ventures, Inc., dated as of January 6, 2021.	8-K	2.7	1/11/2021

2.12	Fourth Amendment to Share Exchange Agreement by and among Monaker Group, Inc., HotPlay Enterprise Limited and the Stockholders of HotPlay Enterprise Limited, dated February 22, 2021.	8-K	2.5	2/26/2021
2.13	Amendment to Intellectual Property Purchase Agreement by and between Monaker Group, Inc., IDS, Inc. a/k/a IDS International Inc. a/k/a Internet Distribution Systems a/k/a International Distribution Systems, TD Asset Holdings, LLC, and Ari Daniels, dated effective May 18, 2021.	8-K	2.2	05/21/2021
2.14+	Securities Purchase Agreement dated June 30, 2021, by and between Monaker Group, Inc. and David Ng	8-K	2.1	7/7/2021
2.15+	Asset Purchase Agreement, dated March 30, 2022, by and among NextPlay Technologies, Inc., Go Game Pte Ltd and David Ng.	8-K	2.1	4/5/2022
3.1	Articles of Incorporation of Maximum Exploration Corporation, dated December 29, 2005.	SB-2	3.1	8/14/2006
3.2	Certificate of Amendment to Articles of Incorporation (changing name to Next 1 Interactive, Inc. and increasing authorized shares).	S-1/A	3.1.2	3/12/2009
3.3	Certificate of Amendment to Articles of Incorporation (increasing authorized shares), dated November 28, 2011.	S-1	3.3	9/25/2017
3.4	Certificate of Amendment to Articles of Incorporation (increasing authorized shares), dated March 12, 2012.	S-1	3.4	9/25/2017
3.5	Certificate of Change Filed Pursuant to NRS 78.209, dated May 15, 2012.	8-K	3.1	5/21/2012
3.6	Certificate of Amendment to Articles of Incorporation (increasing authorized shares), dated July 23, 2012.	S-1	3.6	9/25/2017
3.7	Amended and Restated Certificate of Designations of Series A 10% Cumulative Convertible Preferred Stock of Next 1 Interactive, Inc., dated July 9, 2013.	8-K	3.1	7/22/2013
3.8	Amendment to the Articles of Incorporation of Next 1 Interactive, Inc. changing its name to Monaker Group, Inc. and affect a 1-for-50 reverse stock split, dated June 22, 2015.	8-K	3.1	6/26/2015
3.9	Amended and Restated Bylaws of Monaker Group, Inc., effective July 27, 2017.	8-K	3.1	8/1/2017
3.10	Certificate of Amendment to Articles of Incorporation (1-for-2.5 Reverse Stock Split of Common Stock) filed with the Nevada Secretary of State on February 8, 2018 and effective on February 12, 2018.	8-K	3.1	2/12/2018
3.11	Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Convertible Preferred Stock as filed with the Secretary of State of Nevada on November 13, 2020.	8-K	3.2	11/18/2020

3.12	Amended and Restated Certificate of Designation of Monaker Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series B Convertible Preferred Stock as filed with the Secretary of State of Nevada on January 8, 2021.	8-K	3.1	1/11/2021
3.13	Operating Agreement of NextTrip Holdings, LLC, dated January 11, 2021.	8-K	3.1	1/13/2021
3.14	Articles of Exchange as filed with the Secretary of State of Nevada on July 2, 2021 (relating to the HotPlay Share Exchange Agreement)	8-K	3.1	7/7/2021
3.15	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on July 2, 2021 and effective on July 9, 2021 (changing name to NextPlay Technologies, Inc.)	8-K	3.1	7/9/2021
3.16	Certificate of Correction to July 2021 Certificate of Amendment filed with the Secretary of State of Nevada on July 6, 2021	8-K	3.2	7/9/2021
3.17	Certificate of Designation of NextPlay Technologies, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series D Convertible Preferred Stock as filed with the Secretary of State of Nevada on July 21, 2021	8-K	3.1	7/27/2021
4.1	Form of Warrant (February and March 2017 Subscriptions).	8-K	10.2	3/10/2017
4.2	Form of Common Stock Purchase Warrant to be provided to each investor (September 2018).	8-K	4.1	10/2/2018
4.3	Common Stock Purchase Warrant dated November 16, 2020 (exercisable upon certain events for 1,914,250 shares of common stock and granted to Cern One Limited)	8-K	10.5	11/6/2020
4.4***	Form of Warrant to Purchase Common Stock (March 2021 Grants)	8-K	10.1	4/9/2021
4.5	Form of Common Stock Purchase Warrant (November 2021)	8-K	4.1	11/3/2021
4.6	Description of Registrant’s Securities	10-K	4.1	5/29/2020
10.1***	Employment Agreement dated October 31, 2018, by and between Monaker Group, Inc. and William Kerby.	8-K	10.1	11/2/2018
10.2	Form of First Amendment to Securities Purchase Agreement and Warrants dated January 15, 2019, by and between Monaker Group, Inc. and the investors party thereto.	10-Q	10.14	1/17/2019
10.3***	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Stock Option Award.	S-8	4.2	1/25/2019
10.4***	Monaker Group, Inc. 2017 Equity Incentive Plan - Form of Stock Incentive Plan Restricted Stock Grant Agreement.	S-8	4.3	1/25/2019
10.5***	Amended and Restated Monaker Group, Inc. 2017 Equity Incentive Plan, dated August 15, 2019.	8-K	10.1	8/19/2019
10.6***	$2,700,000 Amended and Restated Promissory Note dated December 9, 2019, entered into by Monaker Group, Inc. and the Donald P. Monaco Insurance Trust.	8-K	10.1	12/9/2019

10.7	Business Loan Agreement dated January 7, 2020, by and between Monaker Group, Inc. and National Bank of Commerce, formerly Republic Bank, Inc.	10-Q	10.11	1/13/2020
10.8***	First Amendment to Amended and Restated Promissory Note dated January 29, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust.	8-K	10.2	1/31/2020
10.9***	Second Amendment to Amended and Restated Promissory Note dated March 27, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust.	8-K	10.3	3/30/2020
10.10	$1,200,000 Promissory Note payable by Monaker Group, Inc. to National Bank of Commerce dated May 7, 2020.	8-K	10.1	5/13/2020
10.11	$176,534 U.S. Small Business Administration Paycheck Protection Plan Note dated May 8, 2020	8-K	10.2	5/13/2020
10.12#***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Sirapop “Kent” Taepakdee	10-K	10.61	5/29/2020
10.13#***	Employment Agreement dated January 30, 2020 by and between Monaker Group, Inc. and Timothy Sikora	10-K	10.62	5/29/2020
10.14	First Amendment to Promissory Note dated April 16, 2020 and effective April 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	10-Q	10.11	7/13/2020
10.15	Form of Share Purchase Agreement, dated July 24, 2020, by and between the Company and the Purchaser thereunder	8-K	10.1	7/27/2020
10.16	$300,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated as of September 1, 2020	8-K	10.1	9/8/2020
10.17	$700,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 18, 2020	8-K	10.1	9/24/2020
10.18	$1,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of September 30, 2020	8-K	10.1	10/1/2020
10.19	Second Amendment to Promissory Note dated September 15, 2020 and effective August 14, 2020, between Monaker Group, Inc. and Crystal Falls Investments LLC	10-Q	10.16	10/15/2020
10.20	$400,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of November 3, 2020	8-K	10.1	11/6/2020
10.21***	Third Amendment to Amended and Restated Promissory Note dated November 6, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.5	11/6/2020
10.22***	Fourth Amendment to Amended and Restated Promissory Note dated November 16, 2020, by and between Monaker Group, Inc. and the Donald P. Monaco Insurance Trust	8-K	10.5	11/19/2020

10.23+	Note Purchase Agreement dated November 23, 2020, by and between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.1	11/27/2020
10.24+	$5,520,000 Secured Promissory Note dated November 23, 2020, evidencing amounts owed by Monaker Group, Inc. to Streeterville Capital, LLC	8-K	10.2	11/27/2020
10.25	$1,500,000 Investor Note dated November 23, 2020, evidencing amounts owed by Streeterville Capital, LLC to Monaker Group, Inc.	8-K	10.3	11/27/2020
10.26	Security Agreement dated November 23, 2020, by Monaker Group, Inc. in favor of Streeterville Capital, LLC	8-K	10.4	11/27/2020
10.27	$100,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, effective as of November 24, 2020	8-K	10.5	11/27/2020
10.28	$350,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, executed December 14, 2020 and effective as of December 11, 2020	8-K	10.1	12/14/2020
10.29	$150,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated January 6, 2021	8-K	10.1	1/7/2021
10.30	Subsidiary Formation and Funding Agreement dated and effective January 12, 2021, by and between Monaker Group, Inc., NextTrip Group, LLC, HotPlay Enterprise Limited, and the stockholders of HotPlay	8-K	10.1	1/13/2021
10.31+@	Founding Investment and Subscription Agreement dated January 15, 2021, by and between Monaker Group, Inc., Jan C. Reinhart, and Reinhart Interactive IV AG	10-Q	10.30	1/19/2021
10.32+	Founding Shareholders’ Agreement dated January 15, 2021, by and between Monaker Group, Inc., Jan C. Reinhart, certain other shareholders of Reinhart Interactive IV AG, certain directors of Reinhart Interactive IV AG and Reinhart Interactive IV AG	10-Q	10.31	1/19/2021
10.33	Voting Agreement, dated and effective February 22, 2021, by and between William Kerby and Donald P. Monaco; each of the shareholders of preferred stock, common stock and/or future shareholders of shares of common stock, of Monaker Group, Inc., part thereto, and for certain limited purposes, each of the affiliates of such parties’ party thereto	8-K	10.1	2/26/2021
10.34	$9,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 16, 2021	8-K	10.1	3/22/2021
10.35	$1,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 19, 2021	8-K	10.2	3/22/2021
10.36	Joint Venture Agreement dated March 8, 2021, by and between Monaker Group, Inc. and Soma Innovation Lab	8-K	10.3	3/22/2021

10.37+	Note Purchase Agreement dated March 23, 2021, by and between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.1	3/26/2021
10.38+	$9,370,000 Secured Promissory Note dated March 23, 2021, evidencing amounts owed by Monaker Group, Inc. to Streeterville Capital, LLC	8-K	10.2	3/26/2021
10.39	$1,500,000 Investor Note dated March 23, 2021, evidencing amounts owed by Streeterville Capital, LLC to Monaker Group, Inc.	8-K	10.3	3/26/2021
10.40	Security Agreement dated March 23, 2021, by Monaker Group, Inc. in favor of Streeterville Capital, LLC	8-K	10.4	3/26/2021
10.41	March 23, 2021 Forbearance Letter between Monaker Group, Inc. and Streeterville Capital, LLC	8-K	10.5	3/26/2021
10.42	Form of Agreement For Consulting Services to be Provided dated March 25, 2021, and entered into March 26, 2021 between Monaker Group, Inc. and the consultants party thereto	8-K	10.1	4/6/2021
10.43	Form of Bill of Sale for Common Stock dated April 1, 2021, by and between Group, Inc. and the Sellers party thereto	8-K	10.1	4/7/2021
10.44***	Form of Lock-Up Agreement (2020 Fiscal Year End Non-Executive Board Member Shares)	8-K	10.2	4/9/2021
10.45***	Exchange Agreement dated April 8, 2021, by and between Monaker Group, Inc., William Kerby and Monaco Investment Partners II, LP	8-K	10.3	4/9/2021
10.46***	Convertible Promissory Note in the amount of $430,889 dated April 8, 2021, by and between Monaker Group, Inc. and William Kerby	8-K	10.4	4/9/2021
10.47***	Convertible Promissory Note in the amount of $585,425 dated April 8, 2021, by and between Monaker Group, Inc. and Monaco Investment Partners II, LP	8-K	10.5	4/9/2021
10.48	$2,000,000 Convertible Note by and among Monaker Group, Inc. and HotPlay Enterprise Limited, dated April 15, 2021	8-K	10.1	4/19/2021
10.49***	Monaker Group 2021 Equity Incentive Plan	8-K	10.2	4/19/2021
10.50	Preferred Stock Exchange Agreement dated May 6, 2021, by and between Monaker Group, Inc. and International Financial Enterprise Bank, Inc.	8-K	10.1	5/11/2021
10.51	First Amendment to Preferred Stock Exchange Agreement dated May 10, 2021, by and between Monaker Group, Inc. and International Financial Enterprise Bank, Inc.	8-K	10.2	5/11/2021
10.52	Monaker Letter of Intent to Purchase Radiant Entities’ Axion Shares, by and between Monaker Group, Inc., and Radiant Ventures Limited	S-3	10.98	5/13/2021
10.53	Monaker Letter of Intent to Purchase Radiant Entities’ AXV Shares Amendment As of March 10, 2021, by and between Monaker Group, Inc., and Radiant Ventures Limited	S-3	10.99	5/13/2021
10.54	Form of Lockup (May 2021 Offering)	8-K	10.1	5/18/2021
10.55	Shareholder Voting Representation Agreement by and among Monaker Group Inc., IDS, Inc. a/k/a IDS International Inc. a/k/a Internet Distribution Systems a/k/a International Distribution Systems, and Bill Kerby, dated effective May 18, 2021	8-K	10.3	5/21/2021

10.56	Master Development and Licensing Agreement by and between Monaker Group, Inc. and HotPlay Enterprise Limited, dated March 17, 2021	8-K	10.1	6/11/2021
10.57	Amendment to Development Agreement by and between Monaker Group, Inc. and HotPlay Enterprise Limited, dated May 20, 2021	8-K	10.2	6/11/2021
10.58	Master Development and Licensing Agreement by and between Monaker Group, Inc. and HotPlay Enterprise Limited, dated May 20, 2021	8-K	10.3	6/11/2021
10.59	Exchange Agreement between Streeterville Capital, LLC and Monaker Group, Inc. dated June 22, 2021	8-K	10.1	6/25/2021
10.60	Lock-Up Agreement dated June 30, 2021, by and between Monaker Group, Inc. and David Ng	8-K	10.1	7/7/2021
10.61	Exchange Agreement between Streeterville Capital, LLC and NextPlay Technologies, Inc. dated July 15, 2021, and effective July 21, 2021	8-K	10.1	7/27/2021
10.62#	Share Exchange Agreement effective July 21, 2021, by and between NextPlay Technologies, Inc., formerly Monaker Group, Inc., and each of the sellers party thereto	8-K	10.2	7/27/2021
10.63#	Intellectual Property Purchase Agreement dated August 19, 2021, by and between NextPlay Technologies, Inc. and Fighter Base Publishing Inc.	8-K	10.1	8/23/2021
10.64#	Intellectual Property Purchase Agreement dated August 19, 2021, by and between NextPlay Technologies, Inc. and Token IQ Inc.	8-K	10.1	8/25/2021
10.65	Consulting Agreement dated June 9, 2021, by and between GLM Consulting, Ltd., and NextPlay Technologies, Inc.	8-K	10.1	8/25/2021
10.66	Exchange Agreement between Streeterville Capital, LLC and NextPlay Technologies, Inc.	8-K	10.1	9/3/2021
10.67	Form of Exchange Agreement dated September 22, 2021, between NextPlay Technologies, Inc. and Hudson Bay Master Fund Ltd.	8-K	10.1	9/24/2021
10.68	$900,000 Promissory Note dated September 22, 2021, by NextPlay Technologies, Inc. in favor of Hudson Bay Master Fund Ltd.	8-K	10.2	9/24/2021
10.69	Preferred Stock Exchange Agreement dated and effective September 28, 2021, by and between, NextPlay Technologies, Inc. and NextBank International, Inc.	8-K	10.1	10/4/2021
10.70#	Note Purchase Agreement dated October 22, 2021, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC	8-K	10.1	10/25/2021
10.71	$1,665,000 Secured Promissory Note dated October 22, 2021, evidencing amounts owed by NextPlay Technologies, Inc. to Streeterville Capital, LLC	8-K	10.2	10/25/2021
10.72	Security Agreement by NextPlay Technologies, Inc. in favor of Streeterville Capital, LLC dated October 22, 2021	8-K	10.3	10/25/2021

10.73	Form of Securities Purchase Agreement, dated November 1, 2021, by and between NextPlay Technologies, Inc. and the investors party thereto.	8-K	10.1	11/3/2021
10.74	Placement Agency Agreement, dated November 1, 2021, by and between NextPlay Technologies, Inc. and EF Hutton, a division of Benchmark Investments, LLC.	8-K	10.2	11/3/2021
10.75	At the Market Offering Agreement, dated March 4, 2022, between NextPlay Technologies, Inc. and H.C. Wainwright & Co., LLC	8-K	10.1	3/4/2022
10.76	Revenue Share Agreement, by and between NextPlay Technologies, Inc. and Go Game Pte Ltd.	8-K	10.1	4/5/2022
10.77	Restrictive Covenant Agreement, by and between NextPlay Technologies, Inc. and David Ng.	8-K	10.2	4/5/2022
10.78	Standstill Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC	8-K	10.1	5/11/2022
10.79+	Note Purchase Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC	8-K	10.2	5/11/2022
10.80	Secured Promissory Note, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC	8-K	10.3	5/11/2022
10.81	Security Agreement, dated May 5, 2022, by NextPlay Technologies, Inc. in favor of Streeterville Capital, LLC	8-K	10.4	5/11/2022
14.1	Code of Ethics	S-1/A	14.1	3/12/2009
14.2	Code of Business Conduct	S-1/A	14.2	3/12/2009
21.1*	Subsidiaries				X
23.1*	Consent of TPS Thayer, LLC				X
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act				X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Schema Document				X
101.CAL**	XBRL Calculation Linkbase Document				X
101.DEF**	XBRL Definition Linkbase Document				X
101.LAB**	XBRL Label Linkbase Document				X
101.PRE**	XBRL Presentation Linkbase				X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)				X

*	Filed herewith.

**	Furnished herewith.

***	Indicates a management contract or any compensatory plan, contract or arrangement.

+ Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that NextPlay Technology, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

@ Certain information has been redacted from the exhibit pursuant to Item 601(a)(6) of Regulation S-K (and replaced with #’s) as the disclosure of such information would constitute a clearly unwarranted invasion of personal privacy. A copy of any omitted information will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that NextPlay Technology, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any information so furnished.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 17, 2022	NEXTPLAY TECHNOLOGIES, INC.

	By:	/s/ Nithinan “Jess” Boonyawattanapisut
Nithinan “Jess” Boonyawattanapisut
Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nithinan “Jess” Boonyawattanapisut	Co-Chief Executive Officer	June 17, 2022
Nithinan “Jess” Boonyawattanapisut	(Principal Executive Officer) and Director

/s/ William Kerby	Co-Chief Executive Officer and Director	June 17, 2022
William Kerby

/s/ Sirapop “Kent” Taepakdee	Chief Financial Officer	June 17, 2022
Sirapop “Kent” Taepakdee	(Principal Financial and Accounting Officer)

/s/ J. Todd Bonner	Co-Chairman of the Board of Directors	June 17, 2022
J. Todd Bonner

/s/ Donald P. Monaco	Director	June 17, 2022
Donald P. Monaco

/s/ Komson Kaewkham	Director	June 17, 2022
Komson Kaewkham

/s/ Athid “Tom” Nanthawaroon	Director	June 17, 2022
Athid “Tom” Nanthawaroon

/s/ Yoshihiro Obata	Director	June 17, 2022
Yoshihiro Obata

/s/ Carmen Diges	Director	June 17, 2022
Carmen Diges

/s/ Farooq Moosa	Director	June 17, 2022
Farooq Moosa

/s/ Edward Terrence Gardner, Jr.	Director	June 17, 2022
Edward Terrence Gardner, Jr.