Form 10-Q
period 2022-05-31
NextPlay Technologies Inc.
filed 2022-07-14
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2022

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

As of July 14, 2022 the registrant had 117,913,353 shares of its common stock, par value $0.00001 per share, outstanding.

NEXTPLAY TECHNOLOGIES, INC.,

formerly MONAKER GROUP, INC.

FORM 10-Q

For the Quarter Ended May 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of NextPlay Technologies, Inc., formerly Monaker Group, Inc. (the “Company”), that are based on current expectations, estimates, forecasts, and projections about the industries in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the continued impacts and disruptions caused by the novel coronavirus (“COVID-19”) global pandemic and governmental responses thereto. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements included in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under the section entitled “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC on June 21, 2022 (under the heading “Risk Factors” and in other parts of that report). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Condensed Consolidated Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, derivative liabilities and related disclosure of contingencies. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to the fair value of investments, the carrying amounts of intangible assets, depreciation and amortization, deferred income taxes, purchase price allocation in connection with business combinations and allowance for credit losses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, including in our most recent Annual Report on Form 10-K. All references to years relate to the Company’s fiscal year ended February 28 or 29 (during leap years) of the particular year.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We will need to raise additional funding to support our operations, which funding may not be available on favorable terms, if at all;

●	We have a limited operating history in certain of the industries that we currently operate in and have incurred significant operating losses since inception. We may never become profitable or, if achieved, be able to sustain profitability;

●	We have significant indebtedness, which could adversely affect our business and financial condition;

●	We owe significant amounts to Streeterville Capital, LLC, which is secured by a security interest over substantially all of our assets, and we are subject to requirements, penalties and damages under our agreements with Streeterville;

●	Our long-term success depends, in part, on our ability to continue to expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations;

●	The sale of our travel and media businesses is contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits;

●	Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

●	The industries in which we participate are highly competitive;

●	A failure to be current in our filings with the SEC could pose significant risks to our business, which could, individually or in the aggregate, materially and adversely affect our financial condition and results of operations.

●	Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements;

●	Some members of our senior management team have limited experience in the day-to-day operations of the industries in which our businesses operate;

●	Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled employees in the future;

●	We rely on relationships with developers to provide an extensive game portfolio and sufficient advertising spaces;

●	We derive a significant portion of our revenues from advertisements, and if any events occur that negatively impact our relationships with advertisers, our advertising revenues and operating results and prospects could be harmed;

●	Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in such systems, could adversely affect our business;

●	Our business partners may be unable to honor their obligations to us, or their actions may put us at risk;

●	HotPlay’s go-to-market strategy and corresponding timeline are dependent on being able to successfully recruit substantial additional resources within Q2 of FY23. Failure to do this could result in the revenues generated from HotPlay being delayed beyond FY23;

●	Although Longroot is a licensed ICO Portal in Thailand, it has not yet closed any offerings, and there can be no assurances that it will;

●	Longroot operations are subject to risks associated with digital asset exchanges being a new industry, regulatory changes and/or restrictions, potential illegal uses of digital assets, cyber security risks, and reliance on open source blockchain technologies;

●	Our ability to generate revenue through the sale of digital assets is subject to risk associated with economic and market conditions, the acceptance and widespread use of digital assets, and investor confidence levels;

●	The performance of the digital assets issued is dependent on the performance of the issuer and underlying asset, which is unpredictable and may result in reputation damage should they underperform;

●	There are cyber security risks related to digital asset trading;

●	We depend on third party cryptographic and algorithmic protocols governing the issuance of and transactions in digital assets;

●	Our tokens might be used for illegal or improper purposes, which could expose us to additional liability and harm our business;

●	Developing NextBank into a comprehensive FinTech solution provider involves a high level of complexity, may require substantial resources and costs, and is subject to obtaining regulatory approval;

●	NextBank’s ability to originate loans is subject to risk associated with economic and market conditions;

●	NextBank uses correspondent banks and is subject to risk associated with termination of such relationships, which may negatively impact its operations;

●	Our success is subject to the development of new or upgraded products, services and features over time;

●	We may be subject to liability for the activities of our property owners and managers, which could harm our reputation and increase our operating costs;

●	Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, and consumer protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business;

●	Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be negatively impacted;

●	NextBank is subject to various regulatory capital requirements. Regulatory changes or actions may alter the requirements for capital;

●	NextBank faces a risk of non-compliance and enforcement action related to the Bank Secrecy Act and other anti-money laundering, customer due diligence, and combating the financing of terrorism statutes and regulations;

●	We are subject to anti-bribery, anti-corruption and similar laws, and non-compliance with such laws could subject us to criminal penalties or significant fines and harm our business and reputation;

●	If we do not adequately protect our intellectual property, our ability to compete could be impaired;

●	Certain of our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

●	Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability;

●	We use open-source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services, and which could have a negative impact on our business;

●	The price of our common stock may fluctuate significantly, and investors could lose all or part of their investments;

●	Stockholders may be diluted significantly as a result of the issuance of additional shares of our common stock or securities convertible into, or exercisable for, shares of our common stock;

●	The ownership of our capital stock is highly concentrated, which may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline;

●	If we fail to maintain effective internal controls, it could adversely affect our financial position and lower our stock price;

●	If securities analysts and other industry experts do not publish research or publish negative research about our business, our stock price and trading volume could decline;

●	Provisions in our amended and restated articles of incorporation limit the liability of our management to stockholders;

●	Certain of our outstanding warrants include anti-dilutive rights;

●	Sales of a substantial number of our securities in the public market could cause our stock price to fall; and

●	We have not paid dividends on shares of our common stock in the past and do not plan to do so in the future.

v

WHERE YOU CAN FIND OTHER INFORMATION

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, with the SEC. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Additional information about us is available on our website at www.nextplaytechnologies.com. We do not incorporate the information on or accessible through our websites into this filing, and you should not consider any information on, or that can be accessed through, our websites as part of this filing.

 PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextPlay Technologies, Inc.

Condensed Consolidated Balance Sheets

	May 31, 2022	February 28, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,406,475	$4,282,110
Short term investments	305,271	304,509
Loans receivable, net	19,982,775	16,556,288
Loans receivable – related parties, net	705,000	725,000
Unbilled receivables	4,619	2,179
Other receivables	432,075	339,233
Other receivables, related parties	100,000	155,425
Prepaid expenses and other current assets	1,250,732	826,419
Advances for investments	1,977,213	3,227,117
Investments in unconsolidated affiliates: Short-term	4,188	8,722
Assets held for sale - current	28,514,136	7,332,994
Total current assets	$55,682,484	$33,759,996
Non-current assets
Investments in unconsolidated affiliates: Long-term	6,258	6,258
Convertible notes receivable, related party	4,594,214	4,594,214
Intangible assets, net	15,874,162	9,883,789
Goodwill	27,949,554	27,949,554
Computers, furniture and equipment, net	396,101	366,499
Operating lease right-of-use asset	1,554,144	1,894,654
Security deposits	428,943	177,972
Assets held for sale – non current	—	21,120,557
Total non-current asset	$50,803,376	$65,993,497
Total assets	$106,485,860	$99,753,493

Liabilities and stockholders’ equity
Current liabilities
Line of credit and notes payable, net	$4,840,139	$4,463,471
Accounts payable and accrued expenses	6,940,176	4,288,575
Accounts payable and accrued expenses – related parties	44,685	433,814
Other current liabilities	130,341	127,779
Current portion of operating lease liability	257,340	218,181
Other current liabilities - customer demand deposits payable	18,960,031	7,497,465
Notes payable - related party	733,396	765,040
Liabilities held for sale - current	9,975,136	9,708,053
Total current liabilities	$41,881,244	$27,502,378

Non-current liabilities
Note payable long term, related parties	—	966,314
Operating lease liability, net of current portion	1,452,347	1,543,627
Other long-term liability	8,114	6,087
Liabilities held for sale - non current	—	1,873,889
Total non-current liabilities	$1,460,461	$4,389,917
Total liabilities	$43,341,705	$31,892,295
Commitments and Contingencies

Stockholders’ equity
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	—	—
Series B Preferred stock, $0.00001 par value; 10,000,000 authorized; 0 and 0 shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	—	—
Series C Preferred stock, $0.00001 par value; 3,828,500 authorized; 0 and 0 shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	—	—
Series D Preferred stock, $0.00001 par value; 6,100,000 authorized; 0 and 0 shares issued and outstanding at May 31, 2022 and February 28, 2022, respectively	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized; 111,736,081 and 108,360,020 shares outstanding at May 31, 2022 and February 28, 2022, respectively	1,118	1,084
Treasury stock	(771,453)	(771,453)
Additional paid-in-capital	104,414,539	104,393,361
Accumulated other comprehensive income	(746,819)	(218,703)
Accumulated deficit	(44,858,461)	(39,173,079)
Stockholders’ equity attributable to parent	$58,038,924	$64,231,210
Non-Controlling Interest in consolidated subsidiaries	1,605,586	3,629,988
Non-Controlling Interest in unconsolidated affiliates held for sale	3,499,645	—
Total stockholders’ equity	63,144,155	67,861,198
Total liabilities and stockholders’ equity	$106,485,860	$99,753,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Operations, Net and Comprehensive Loss

(Unaudited)

	For the three months ended
	May 31, 2022	May 31, 2021
	(Unaudited)	(Unaudited)
Revenue
Interest and financial services	$466,551	$—
Total revenue	466,551	—

Cost of Revenue
Interest and financial services	102,967	—
Total Cost of Revenue	102,967	—
Gross Profit	363,584	—
Operating Expenses
General and administrative	2,303,055	137,909
Salaries and benefits	1,429,444	178,126
Technology and development	279,606	55,794
Stock-based compensation	432,641	—
Selling and promotions expense	28,542	27,138
Depreciation and amortization	396,770	134,758
Total operating expenses	4,870,058	533,725
Operating Loss	(4,506,474)	(533,725)
Other Income/ (Expense)
Valuation loss, net	(4,534)	—
Interest expense	(165,025)	(40,958)
Foreign exchange loss	—	(1,289)
Other income	72,293	77
Total other income/(expense)	(97,266)	(42,170)
Net loss before tax from continuing operations	$(4,603,740)	$(575,895)
Estimated corporate taxes	—	—
Net Loss after tax from continuing operations:	(4,603,740)	(575,895)
Net Loss after tax from discontinued operations:	(808,246)	—
Net Loss after tax from continuing operations:	(4,603,740)	(575,895)
Share of loss from non-controlling interest	144,890	178,768
Net loss from continuing operations attributable to parent	$(4,458,850)	$(397,127)
Net Loss after tax from discontinued operation:	(808,246)	—
Share of profit from non-controlling interest	(418,286)	—
Net loss from discontinued operation attributable to parent	$(1,226,532)	$—
Net loss attributable to parent	(5,685,382)	(397,127)

Other Comprehensive (loss) income
Foreign currency translation loss from continuing operations	(201,534)	(52,023)
Foreign currency translation loss from discontinued operations	(746,581)	—
Total other comprehensive (loss)	(948,115)	(52,023)
Comprehensive Loss	(6,360,101)	(627,918)

Currency translation allocated to:
Equity holders of the Company	(528,116)	(25,491)
Non-controlling interests of the subsidiaries	(419,999)	(26,532)
Total foreign currency translation	(948,115)	(52,023)

Total comprehensive loss attributable to:
Equity holders of the Company	(6,213,498)	(422,618)
Non-controlling interests of the subsidiaries	(146,603)	(205,300)
Total comprehensive loss	(6,360,101)	(627,918)

Weighted average number of common shares outstanding
Basic	109,508,246	62,400,000
Diluted	109,508,246	62,400,000

Basic net (loss) per share from continuing operations:	$(0.04)	$(0.01)
Basic net (loss) per share from discontinued operations:	$(0.01)	$—
Total basic net (loss) per share	$(0.05)	$(0.01)

Diluted net (loss) per share from continuing operations:	$(0.04)	$(0.01)
Diluted net (loss) per share from discontinued operations:	$(0.01)	$—
Total diluted net (loss) per share	$(0.05)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NextPlay Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended May 31, 2022 and May 31, 2021

(Unaudited)

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total stockholders’ equity	Non-controlling interest	Stockholders’ equity
Balances, March 1, 2022	108,360,020	$1,084	(771,453)	$104,393,361	$(39,173,079)	$(218,703)	$64,231,210	$3,629,988	$67,861,198
Net loss for the period	—	—	—	—	(5,685,382)	—	(5,685,382)	273,396	(5,411,986)
Shares issued for compensation	209,394	2	—	126,638	—	—	126,640	—	126,640
Shares issued for consulting services	250,000	3	—	305,998	—	—	306,001	—	306,001
Shares issued for assets acquisition	2,916,667	29	—	1,210,388	—	—	1,210,417	—	1,210,417
Increase in ownership of subsidiary - HotPlay	—	—	—	(1,621,846)	—	—	(1,621,846)	1,621,846	—
Foreign currency translation adjustment	—	—	—	—	—	(528,116)	(528,116)	(419,999)	(948,115)
Balances, May 31, 2022	111,736,081	1,118	(771,453)	104,414,539	(44,858,461)	(746,819)	58,038,924	5,105,231	63,144,155

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total stockholders’ equity	Non-controlling interest	Stockholders’ equity
Balances, March 1, 2021	62,400,000	624	—	11,599,357	(1,200,309)	10,221	10,409,893	(390,277)	10,019,616
Net loss for the period	—	—	—	—	(397,127)	—	(397,127)	(178,768)	(575,895)
Foreign currency translation adjustment	—	—	—	—	—	(25,491)	(25,491)	(26,532)	(52,023)
Balances, May 31, 2021	62,400,000	$624	—	$11,599,357	$(1,597,436)	$(15,270)	$9,987,275	$(595,577)	$9,391,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities:
Net loss from operations	$(5,685,382)	$(397,127)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	396,770	134,758
Valuation loss, net	4,534	—
Stock based compensation	432,641	—
Provision from employee benefits	2,301	—
Share of non-controlling interest	273,396	(178,768)
Gain on currency translation	(948,115)	(8,968)

Changes in operating assets and liabilities:
Amounts due from related parties	19,068	(25,037)
Advance payment to a related party	—	(149,533)
Amounts due to related party	6,625	58,765
Unbilled receivable	(2,440)	—
Loans receivable	(3,500,112)	—
Prepaid expenses and other current assets	(397,638)	(28,350)
Security deposits	(254,388)	—
Operating lease liabilities	237,443	—
Accounts payable & accrued expenses	2,262,456	(40,863)
Deferred revenue - related party	110,907	—
Other current liabilities	4,684	(190)
Other Liabilities - Customer Deposits	11,498,819	—
Assets held for sale	(1,384,539)	—
Liabilities held for sale	(2,627,075)	—
Cash provided by (used in) operating activities	$449,955	$(635,313)

Cash flows from investing activities:
Short term investment	(762)	—
Convertible notes receivable - related party	—	(12,000,000)
Additions of intangible assets - related party	(66,766)	(479,865)
Additions of intangible assets	(3,799,983)	(21,930)
Purchase of computer, furniture, and equipment	(64,581)	(14,019)
Proceeds from disposal of computer, furniture, and equipment	68,323	—
Cash used in investing activities	$(3,863,769)	$(12,515,814)

Cash flows from financing activities:
Proceeds from convertible notes payable – related party	—	14,000,000
Repayment of notes payable - related party	(966,314)	(223,937)
Proceeds from promissory notes	463,902	—
Payments on promissory notes	(296,250)	—
Cash (used in) provided by financing activities	$(798,662)	$13,776,063

Cash and Cash Equivalents

Net change during the period	(4,212,476)	624,936

Balance, beginning of period – continuing operation	4,282,110	444,920
Balance, beginning of period – discontinued operation	2,336,841	—
Balance, beginning of period	6,618,951	444,920

Balance, end of period from continued operation	$2,406,475	$1,069,856

Supplemental disclosures of cash flow information
Cash paid for interest	$214,504	$23,286

NON-CASH TRANSACTIONS
Share issuances for asset acquisition – Fighter Base and Token IQ	1,210,417	—
Share issuances for consulting and employee compensation	432,641	—
Reclassification of advance payment to intangible asset – GoGame	1,250,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Summary of Business Operations and Significant Accounting Policies

Nature of Operations and Business Organization

NextPlay Technologies, Inc., together with its consolidated subsidiaries (collectively, “NextPlay,” “we,” “our,” “us,” or the “Company”), is building a technology solutions company, offering games, in-game advertising, digital asset products and services, and connected TV to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (“AdTech”), Artificial Intelligence (“AI”) and financial technology (“FinTech”) solutions to leverage the strengths and channels of its existing and acquired technologies.

As of May 31, 2022, NextPlay is organized into two divisions: (i) NextMedia, the Company’s Interactive Digital Media Division and (ii) NextFinTech, the Company’s Finance and Technology Division.

(i)	NextMedia, the Company’s Interactive Digital Media Division

In the Interactive Digital Media Division, NextPlay closed its acquisition of HotPlay Enterprise Limited and its In-Game Advertising (“IGA”) platform on June 30, 2021.

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

Effective November 16, 2021, the Labuan Financial Services Authority (the “Labuan FSA”) approved the Company’s application to carry on general insurance and reinsurance business, subject to certain conditions including (i) payment of a $15,000 annual license fee, (ii) submission of evidence reflecting paid up capital amounting to MYR $10.0 mil (approximately to $2,260,000 US), (iii) submission of proof of registration as a member of Labuan International Insurance Association, (iv) submission of a Management Services Agreement with the appointed insurance manager, (v) submission of a Letter of Undertaking, and (vi) submission of constituent documents to the Registration of Company Unit. The conditions were to be met within 3 months of November 29, 2021, the date Labuan FSA issued a letter confirming the conditional approval. In May 2022, the Company received a permission letter from Labuan FSA to extend the establishment until August 31, 2022. The Company plans to use the general insurance license to issue primary insurance products and the reinsurance license to issue crypto-securitized insurance in collaboration with Longroot.

On October 14, 2021, “Longroot Inc.” (a subsidiary of the Company) changed its name to “Next Fintech Holdings, Inc.” The Company plans to use Next Fintech Holdings, Inc. as the holding company for its FinTech division.

Strategic Sale of Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc.

On June 28, 2022, the Company entered into a series of agreements, including a securities exchange agreement, with William Kerby, the Company’s co-Chief Executive Officer and director, Donald P. Monaco, a director of the Company, and British Columbia-based TGS E-Sports Inc. (TSX-V: TGS, OTC: TGSEF) (“TGS”), a public company whose securities are listed for trading on the Canadian TSX Venture Exchange, pursuant to which the Company has agreed to sell the Company’s travel business, NextTrip Group, LLC (“NextTrip”), and its 51% ownership of Reinhart Digital TV (the 100% owner of Zappware) to TGS in exchange for securities of TGS as discussed in further detail below. TGS, is a leading esports tournament solutions provider.

Prior to the execution of the securities exchange agreement, NextTrip issued an aggregate of 915,000 units in NextTrip to Messrs. Kerby and Monaco to resolve certain management unit issuances provided for in NextTrip’s Operating Agreement as consideration for services rendered.

As consideration for the sale of Reinhart and NextTrip, upon closing of the transaction, (i) the Company will receive 232,380,952 shares of newly created nonvoting convertible preferred stock of TGS (the “TGS Preferred”), valued at $12.2 million, and (ii) Messrs. Kerby and Monaco, both of whom hold certain equity interests in NextTrip (discussed above), will receive an aggregate of 69,714,286 shares of TGS common shares, valued at $3.66 million, of which 11,619,048 TGS common shares will be held in escrow for a period of time.  The TGS Preferred shares will be redeemable in certain situations, can be sold subject to certain transfer restrictions (including a right of first refusal in favor of TGS), and may be converted into shares of TGS common shares in certain limited circumstances, including mandatory conversion upon the occurrence of certain events. In the event that the TGS Preferred shares are converted into shares of TGS common shares by the Company at any time, the Company is obligated to distributed all such shares of TGS common shares in a stock dividend to its shareholders. Concurrently with a determination to convert the TGS Preferred shares into shares of TGS common shares, if ever, the Company will set a shareholder record date for a special dividend to distribute all of the common shares of TGS held by the Company to the Company’s shareholders, on a pro-rata basis.

In addition to the securities exchange agreement, the Company, NextTrip, Reinhart and TGS also entered into a separation agreement on June 28, 2022, to further document the separation of NextTrip and Reinhart from the Company and to assign, transfer and convey certain assets and liabilities held in NextTrip or the Company’s name, respectively, to NextTrip or the Company, respectively, to allow for the separation of the businesses in accordance with the securities exchange agreement at closing of the transaction. The separation agreement also provides for the termination of certain intercompany agreements and accounts by and between the parties at closing of the transaction, sets rights related to confidentiality, non-disclosure and maintenance of attorney-client privilege matters, and also provides for a mutual release by and among the Company, NextTrip and Reinhart for all pre-closing claims between themselves and their officers, directors, affiliates, successors and assigns.

In addition, the separation agreement provides for the contribution of (i) $1.5 million to NextTrip and (ii) an additional $1.5 million in ten (10) equal monthly installments beginning July 1, 2022, in exchange for NextTrip, as of May 1, 2022, agreeing to assume the ongoing operating expenses of NextTrip and Reinhart. NextTrip has also agreed to assume payments under that certain payment obligation of the Company pursuant an Amendment to Intellectual Property Purchase Agreement effective May 18, 2021, by and between the Company, IDS Inc., TD Assets Holding LLC, and Ari Daniels in the approximate amount of $2,500,000, provided, however, that, if the Company fails to make any of the above installment payments within five (5) business days of being due, that such IDS payment obligation reverts back to the Company.

Closing of the transaction remains subject to various conditions, including (without limitation) regulatory approvals, approval of certain related matters by TGS’ shareholders and consummation of a financing by TGS, and is expected to occur in the second half of 2022. No assurances can be provided that the closing conditions will be satisfied, or that the transaction will be consummated on the anticipated timeline, or at all.

The transaction, once consummated, is expected to streamline the Company’s business operations and management, improve capital allocation, and is expected to unlock shareholder value by offering investors a pure-play investment in the Digital Media and Financial Technology sectors.

As a result of the foregoing, as of May 31, 2022, Reinhart/Zappware and NextTrip were no longer consolidated nor treated as a division of the Company; accordingly, for the three-month period ended May 31, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia. Assets and liabilities of Reinhart TV AG/Zappware and NextTrip were classified as held for sale according to Strategic Sale of Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc.

Reverse Acquisition of HotPlay Enterprise Ltd.

On July 23, 2020, the Company (then known as Monaker Group, Inc. (“Monaker”)) entered into a Share Exchange Agreement (as amended from time to time, the “Share Exchange Agreement”) with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders”). Pursuant to the Share Exchange Agreement, Monaker exchanged 52,000,000 shares of its common stock for 100% of the issued and outstanding capital of HotPlay, with HotPlay continuing as a wholly owned subsidiary of Monaker. The reverse acquisition between HotPlay and Monaker was completed on June 30, 2021. After the reverse acquisition, effective July 9, 2021, Monaker changed its name to “NextPlay Technologies, Inc.” The HotPlay acquisition was accounted for as a reverse acquisition with HotPlay being deemed the acquiring company for accounting purposes. The comparative figures included in the accompanying condensed consolidated financial statements for the period as from incorporation date to May 31, 2021 represents financial position and operating results of HotPlay Enterprise Ltd.

As of May 31, 2022, the Company is in the process of assessing the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, therefore the assets acquired and liabilities assumed were provisionally recorded. The assessment is to be completed within a period of one year from the acquisition date, pursuant to the measurement period allowed under ASC 805. During the measurement period, the Company is to retrospectively adjust the provisional amounts recognized at the acquisition date, and recognize additional assets or liabilities, if it obtains new information about facts and circumstances that existed as of the acquisition date.

Interim Financial Statements

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended February 28, 2022 and notes thereto and other pertinent information contained in the Company’s Annual Report on Form 10-K, which the Company filed with the Securities and Exchange Commission (the “SEC”) on June 21, 2022.

The results of operations for the three months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents on May 31, 2022, and February 28, 2022.

Short Term Investments

The short term investments are a short-term cash deposit with a maturity date more than three months, as required by the Office of the Commissioner of Financial Institutions (“OCIF”) for business purpose of one of the Company’s subsidiaries.

Accounts Receivable, Other Receivable, Unbilled Receivables

A receivable is recognized when the Company has an unconditional right to receive consideration. If revenue has been recognized before the Company has an unconditional right to receive consideration, the amount is presented as an unbilled receivable. A receivable is measured at transaction price less credit loss, and unbilled receivables are measured at the amount of consideration that the Company is entitled to, less credit loss. The Company calculates its allowance for current expected credit losses (“CECL”) based on lifetime expected credit losses at each reporting date. CECLs are calculated based on its historical credit loss experience and adjusted for forward-looking factors specific to the debtors and the economic environment. A receivable is written off when there is no reasonable expectation of recovering the contractual cash flows.

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

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon collectability of loans, based on historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This represents management’s estimate of CECL in the Company’s loan portfolio over its expected life, which is the contract term being the reasonable and supportable period that we can reasonably and supportably forecast future economic conditions to estimate expected credit losses. The historical loss experience is to be adjusted for asset-specific risk characteristics and economic conditions, including both current conditions and reasonable and supportable forecasts of future conditions.

This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Due to potential changes in conditions, it is possible that changes in estimates will occur and that such changes could be material to the amounts reported in the Company’s financial statements.

Unbilled Receivables

Unbilled receivable represents costs associated with software development according to contracts with customers. Unbilled receivables mainly consist of employee and payroll related expenses and amounts recorded on a project where billing milestones have not yet been achieved.

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

Advances for Investments

Advances for investments represent cash deposits transferred to the potential seller as a deposit payment, as stipulated in the relevant investment purchase agreement, mainly for potential acquisitions of assets or businesses.

Investment in Unconsolidated Affiliates

Investment in unconsolidated affiliates is recognized at cost less valuation loss.

Computer, Furniture and Equipment

The Company purchases computers, laptops, furniture and fixtures. These are originally recorded at cost and stated at cost less accumulated depreciation and impairment, if any. The computers and laptops are depreciated over a useful life of 3 - 5 years, respectively. The furniture and fixtures are depreciated over a useful life of 5 and 10 years, respectively. Straight-line depreciation is used for all computers, laptops, furniture and equipment.

Intangible Assets

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

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

Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that is not individually identified and separately recognized as an asset. Adjustments made to the acquisition accounting during the measurement period may affect the recognition and measurement of assets acquired and liabilities assumed, any non-controlling interest (“NCI”), consideration transferred and goodwill or any bargain purchase gain, as well as the remeasurement of any pre-existing interest in the acquiree.

In our assessment, goodwill arisen from reverse acquisition is allocated systematically and reasonably to reporting segments which are regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”). The CODM allocates resources and assess performance of the business and other activities at the single operating segment level. The reporting units for impairment testing purpose are determined as the lowest level of cash generating unit below the operating segments since the components constitute a business for which discrete financial information is available, and the CODM regularly reviews the operating results of the components. Certain components share similar economic characteristic and are deemed to be a single reporting unit.

The Company assigned assets and liabilities to each reporting unit based on either specific identification or by using judgment for the remaining assets and liabilities that are not specific to a reporting unit. Goodwill was assigned to the reporting units based on a combination of specific identification and relative fair values. Goodwill associated with reporting units being sold are included in the carrying amount of assets held for sale at the reporting date.

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

In impairment testing, goodwill acquired in a business combination is allocated to each of the Company’s reporting units that are expected to benefit from the synergies of the combination. The Company estimates the recoverable amount of each reporting unit to which the goodwill and intangible assets relates. Where the recoverable amount of the reporting unit is less than the carrying amount, an impairment loss is recognized in profit or loss. Impairment losses cannot be reversed in future periods. During the fourth quarter of each fiscal year, the Company carries out annual impairment reviews at the reporting unit level in respect of goodwill and intangible assets by performing qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If those impairment indicators exist, the quantitative assessment is required to assess the recoverable amount of the reporting unit by performing step 1 of the two-step goodwill impairment test. If we perform step 1 and the carrying amount of the reporting unit exceeds its fair value, we would perform step 2 to measure such impairment. In determining value in use, the estimated future cash flows are discounted to their present value to reflect current market assessments of the time value of money and the risks specific to the asset. In determining fair value less costs to sell, an appropriate valuation model is used. These calculations are corroborated by a valuation model that, based on information available, reflects the amount that the Company could obtain from the disposal of the asset in an arm’s length transaction between knowledgeable, willing parties, after deducting the costs of disposal.

In determining allowance for impairment of goodwill and intangible assets, the management is required to exercise judgements regarding determination of the recoverable amount of the asset, which is the higher of its fair value less costs of disposal and its value in use.

Accounts Payable, Notes Payable and Accrued Expenses

Accounts payable are recognized when the Company receives invoices, and accrued expenses are recognized when it is probable that an outflow of resources embodying economic benefits will result from the settlement of a present obligation and the amount at which the settlement will take place can be measured reliably.

Notes payable are recognized at cost, net transaction costs. Transaction costs are amortized over the terms of notes payable using effective interest rate method.

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

Non-Controlling Interests

Non-controlling interests represent the equity in a subsidiary that is not attributable directly or indirectly to the parent. At the acquisition date, the Company measures any non-controlling interest at fair value.

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

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended May 31, 2022 and 2021, warrants were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive. The Company presents earnings per share from continuing operation and discontinued operation separately.

Assets and liabilities held for sale

In accordance with ASC 306, the sale of Reinhart/Zappware and NextTrip qualified as assets and liabilities held for sale as: (i) the Company has committed to a plan to sell, (ii) the disposal entities are available for immediate sale, (iii) the buyer has been identified and has committed to purchase, subject to satisfaction of certain closing conditions, and (iv) it is probable to occur within 1 year from the date of the classification. Assets and liabilities held for sale are measured at the lower of carrying amount and the fair value less cost to sell. Computer and equipment and intangible assets are not depreciated or amortized once classified as held for sale.

Assets and liabilities classified as held for sale are presented separately as current items in the statement of financial position as well as for prior period. Discontinued operations are excluded from the results of continuing operations and are presented as a single amount as profit or loss after tax from discontinued operations in the statement of comprehensive loss.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, which involves identifying the contracts with customers, identifying performance obligations in the contracts, determining transactions price, allocating transaction price to the performance obligation, and recognizing revenue when the performance obligation is satisfied. Types of revenue consist of:

Interest and Financial services

NextBank International provides traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans, among other types of lending services. Revenues are categorized as interest income and financial services. NextBank is primarily responsible for fulfilling the services to clients, bears risks on its loan products, has discretion in establishing the price, hence it acts as principal, and recognizes revenues at the gross amount received for the services.

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

Financial services are categorized as follows:

-	Origination fee is recognized at point of time when the loan contract is mutually originated between a customer and the Company.

-	Deposit account fees and other administrative fees are generally recognized upon completion of services (wire in/out processing, certain deposit condition met, etc.).

Cost of Revenue

Cost of revenue from finance and technology mainly consists of interest expense, loan related commissions, amortization of core banking software and technology facilities and infrastructures.

Selling and Promotions Expense

Selling and promotion expenses consist primarily of advertising and promotional expenses, expenses related to our participation in industry conferences, and public relations expenses; the expense is recognized when incurred.

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

Warrants

The Company accounts for the warrants in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. Most of warrant agreements contain fixed strike prices and a fixed number of shares that may be issued upon exercise of the warrants at the fixed strike price, with certain provisions that may result in changes to the strike price in certain circumstances, subject to stockholder approval. All such warrant agreements are exercisable at the option of the holder and settled in shares of the Company. The warrants are qualified as equity-linked instrument embedded in a host instrument, whereby they do not meet definition of derivative; therefore it is not required to separate the embedded component from its host.

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

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities, if any.

Financial instruments consist principally of cash, investments in unconsolidated affiliates, other receivables, net, accounts payable, accrued liabilities, notes payable, related parties, line of credit and certain other current liabilities. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

An operating segment component has the following characteristics:

a.	It engages in business activities from which it may recognize revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity).

b.	Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

c.	Its discrete financial information is available.

As of May 31, 2022, the Company had two operating segments consisting of

(i)	NextMedia segment, consisting of:

-	HotPlay Enterprise Ltd. and HotPlay (Thailand) Co., Ltd.,

(ii)	NextFinTech segment, consisting of:

-	Next Fintech Holdings, Inc. (formerly Longroot Inc)

-	Longroot Limited

-	Longroot Holding (Thailand) Co., Ltd.

-	Longroot (Thailand) Co., Ltd.

-	Next Bank International, Inc.

The Company’s chief operating decision makers of the Company are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level.

As a result of the proposed strategic sale of Reinhart/Zappware and NextTrip, as of May 31, 2022, those entities were no longer consolidated nor treated as a division of the Company; accordingly, for the three-month period ended May 31, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia.

See Note 12 Business Segment Reporting for details on each segment unit.

Comparative figures

Certain comparative figures have been reclassified to conform with the current period presentation.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB is issuing this Update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.

Stakeholders asserted that the language in the illustrative example resulted in diversity in practice on whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring that equity security’s fair value. Some stakeholders apply a discount to the price of an equity security subject to a contractual sale restriction, whereas other stakeholders consider the application of a discount to be inappropriate under the principles of Topic 820

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

Note 2 - Going Concern

As of May 31, 2022, and February 28, 2022, the Company had an accumulated deficit of $44.9 million and $39.2 million, respectively. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have limited financial resources. As of May 31, 2022, we have working capital of $13.8 million. Our monthly cash requirement is approximately $1.5 million. The monthly cash requirement decreased by approximately $0.4 million beginning May 1, 2022 as a result of the proposed sale of NextTrip.

We will need to raise additional capital or borrow loans to support the on-going operations, increase market penetration of our products, expand the marketing and development of our technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, would negatively impact our business, financial condition, and liquidity. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

(iv)	the Company plans to issue tokens under its Longroot entity during the 2023 fiscal year, which is expected to result in generating revenues; and

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

Note 3 – Notable Financial Information

Short term investment

As of May 31, 2022 and February 28, 2022, NextBank had short-term deposits of $0.3 million and $0.3 million, respectively, with an original maturity in November 2022, and an interest rate of 0.05% per annum.

Loans Receivable

Loans receivable related to the provision of traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans and receivables financing, among other types of lending services of NextBank. As of May 31, 2022 and February 28, 2022, the Company had loans receivable of $20.8 million and $17.4 million, respectively, and the allowance for loan losses of $0.1 million and $0.1 million, respectively. The interest rate ranges from 5.5% to 17.9%.

As of May 31, 2022, most of the loans were performing, and a general allowance was established at appropriate rate on the principal amount outstanding at year end. Due to limited outstanding loans, they are analyzed one by one to determine if the general reserve covers the related risk of such loans. As of May 31, 2022, the Company’s management deemed the reserve as sufficient when compared to the risk assessment.

As of May 31, 2022, there were loans placed on non-accrual loan of $0.04 million.

Unbilled Receivables

As of May 31, 2022 and February 28, 2022, the Company had unbilled receivables of $0.01 million and $0.01 million, respectively.

Prepaid Expenses and Other Current Assets

As of May 31, 2022 and February 28, 2022, the Company had prepaid expenses of $0.9 million and $0.8 million, respectively. As of May 31, 2022 and February 28, 2022, the Company had other current assets of $0.4 million and $0.03 million respectively.

Convertible Notes Receivable, Related Party

As of May 31, 2022 and February 28, 2022, the Company had Convertible Notes Receivable, related party, net allowance for expected credit loss of $4.6 million relating to receivables from Axion. As of May 31, 2022 and February 28, 2022, the allowance for expected credit loss was $3.1 million.

Goodwill

As of May 31, 2022 and February 28, 2022, the Company had total goodwill of $27.9 million as allocated to units as follows:

(i)	HotPlay reporting unit of $4.2 million.

(ii)	Longroot reporting unit of $8.0 million.

(iii)	NextBank reporting unit of $15.7 million.

Computers, Furniture and Equipment

As of May 31, 2022 and February 28, 2022, the Company had net computers, furniture and equipment of $0.4 million and $0.4 million, of which $0.05 million and $0.1 million included depreciation expense, respectively.

Operating Lease Right-to-Use asset and Operating Lease Liability

The Company’s lease agreements are for office space used in its operation. The following schedule represents outstanding balance of operating lease Right-to-Use asset and operating lease liability of the Company as of May 31, and February 28, 2022, respectively:

Operating lease Right-to-Use asset	May 31, 2022	February 28, 2022
Net Carrying Value	$1,554,144	$1,894,654

Operating lease liability	May 31, 2022	February 28, 2022
Current portion	$257,340	$218,181
Noncurrent portion	1,452,347	1,543,627
Totals	$1,709,687	$1,761,808

Accounts Payable and Accrued Expenses

As of May 31, 2022 and February 28, 2022, the Company had accounts payable of $3.1 million and $1.9 million, respectively. As of May 31, 2022 and February 28, 2022, the Company had accrued expenses of $3.9 million and $2.8 million, respectively.

Other Liabilities – Customer Demand Deposits Payable

As of May 31, 2022 and February 28, 2022, the Company had other current liabilities – customer demand deposits payable of $19.0 million and $7.5 million, respectively, relating to NextBank.

As of May 31, 2022, the Company had interest and non-interest- bearing deposits received from customers with interest rates ranging from 0% to 4% payable per annum.

Short Term Note Payable – Related Parties

As of May 31, 2022, and February 28, 2022, the Company had a short term note payable – related party of $0.7 million and $0.8 million, respectively, relating to Tree Roots Entertainment and Magnolia Quality Development Corporation Limited. The notes payable are unsecured, accrue interest at a rate of 9.00% - 9.75% per annum, and are due at call.

Long Term Note Payable – Related Parties

As of May 31, 2022 and February 28, 2022, the Company had a long term note payable – related party of $0 and $1.0 million, respectively, mainly related to note payable of preferred dividends in arrears which was repaid during the three-months ended May 31, 2022.

The note payable had an interest rate of 12% per annum, compounded monthly at the end of calendar month, with such interest payable at maturity or upon conversion.

Revenue

Disaggregation of revenue information was as follows:

	May 31, 2022	May 31, 2021
NextFinTech
Interest income	$379,691	—
Financial services	86,860	—
Total revenue	$466,551	—

Note 4 – Acquisitions and Dispositions

Reinhart Interactive TV AG and Zappware N.V. Acquisition

On January 15, 2021, we entered into a Founding Investment and Subscription Agreement (the “Investment Agreement”) with Reinhart, and Jan C. Reinhart, the founder of Reinhart (“Founder”). The Investment Agreement contemplated the Company acquiring 51% of the ownership of Reinhart, in consideration for 10,000,000 Swiss Francs (approximately $10.7 million US). On March 31, 2021, the Company paid the founder $10.7 million in cash and received the transfer of the shares on June 23, 2021. As of June 23, 2021, all the closing conditions had been satisfied and this transaction was completed.

As of May 31, 2022, the Company is in process of assessing the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, mainly in relation to its identification and valuation of intangible assets and certain tangible assets, therefore the assets acquired, and liabilities assumed were provisionally recorded. The assessment is to be completed within a period of one year from the acquisition date, pursuant to the measurement period allowed under ASC 805. During the measurement period, the Company is to retrospectively adjust the provisional amounts recognized at the acquisition date, and recognize additional assets or liabilities, if it obtains new information about facts and circumstances that existed as of the acquisition date.

As of May 31, 2022, with regards to the strategic decision sale of Reinhart/Zappware in June 2022, assets and liabilities including goodwill of Zappware and Reinhart, were presented at its recoverable amount, included in assets and liabilities held for sale at the balance sheet date.

NextBank International (formerly IFEB) Acquisition

On April 1, 2021, the Company entered into a Bill of Sale for Common Stock, effective March 22, 2021 (the “Bill of Sale”), with certain third parties, pursuant to which the Company agreed to purchase 2,191,489 shares (the “IFEB Shares”) of authorized and outstanding Class A Common Stock of International Financial Enterprise Bank, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity headquartered in San Juan Puerto Rico (“IFEB”), representing 57.16% of the outstanding Class A Common Stock of IFEB. The purchase price of the IFEB Shares was $6,400,000, which amount was paid to the sellers on April 1, 2021.

On May 6, 2021, the Company and IFEB entered into a Preferred Stock Exchange Agreement, which was amended by a First Amendment to Preferred Stock Exchange Agreement entered into May 10, 2021 and effective May 6, 2021, pursuant to which the Company agreed to exchange 1,950,000 shares of the Company’s common stock for 5,850 shares of cumulative, non-compounding, non-voting, non-convertible, perpetual Series A Preferred shares of IFEB.

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

As of May 31, 2022, the Company is in process of assessing the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, therefore the assets acquired, and liabilities assumed were provisionally recorded. The assessment is to be completed within a period of one year from the acquisition date, pursuant to the measurement period allowed under ASC 805. During the measurement period, the Company is to retrospectively adjust the provisional amounts recognized at the acquisition date, and recognize additional assets or liabilities, if it obtains new information about facts and circumstances that existed as of the acquisition date.

Note 5 – Related Party Transactions

Parties are considered to be related to the Company if the Company has the ability, directly or indirectly, to control or joint control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa.

Name of related parties	Relationship with the Company
Red Anchor Trading Corporation (“RATC”)	A shareholder of the Company and controlled by a Co-CEO of the Company and a director of the Company
Tree Roots Entertainment Group Company Limited (“TREG”)	A significant shareholder of the Company
Axion Ventures Inc. (“Axion”)	An entity shareholding by a Co-CEO of the Company
Axion Interactive Inc. (“AI”)	A subsidiary of Axion
HotNow (Thailand) Company Limited (“HotNow”)	An entity controlled by a Co-CEO of the Company
True Axion Interactive Company Limited (“TAI”)	An entity that a Co-CEO of the Company is a shareholder of
Magnolia Quality Development Corporation Limited (“MQDC”)	A significant shareholder of TREG, which is a significant shareholder of the Company
Nithinan Boonyawattanapisut	Co-CEO of the Company, and a shareholder of the Company, RATC, HotNow, Axion and TAI
Immediate Family Member	Immediate family member with executive officer of the Company

Other than disclosed elsewhere, the Company had the following significant related party transactions for the three months ended May 31, 2022:

Payment of marketing expense:
Immediate Family Member	$57,600
Payment of consulting expense:
Immediate Family Member	$110,000
Payment of salary expense:
Immediate Family Member	$32,160
Payment of contract cost :
HotNow (Thailand) Company Limited	$85,440
General and admin expense:
HotNow (Thailand) Company Limited	$32,553
Interest expense of loan from:
Magnolia Quality Development Corporation Limited	$10,078
Tree Roots Entertainment Group Company Limited	$7,278

The Company had the following related party balances as of May 31, 2022 and February 28, 2022:

	Nature	May 31, 2022	February 28, 2022
Amounts due from related parties:
HotNow (Thailand) Company Limited	Other receivable	100,000	155,425
Total		100,000	155,425

Amounts due to related parties:
Magnolia Quality Development Corporation Limited	Accrued interest expense	6,619	3,169
Tree Roots Entertainment Group	Accrued interest expense	35,191	32,700
HotNow (Thailand) Company Limited	Accrued expense	1,105	393
Axion Interactive Inc.	Other payable	1,770	1,770
Red Anchor Trading Corporation	Account payable	—	395,782
Total		$44,685	433,814

Notes payable:
Magnolia Quality Development Corporation Limited		440,038	459,024
Tree Roots Entertainment Group		293,358	306,016
Immediate Family Member		—	966,314
Total		733,396	1,731,354

The comparative figure for the three months ended May 31, 2021 represents significant related party transactions of HotPlay Enterprise Ltd., as follows:

Payment for convertible notes receivable to:
NextPlay Technologies, Inc	$12,000,000
Cash receipt for convertible Notes Payable from:
Tree Roots Entertainment Group Co., Ltd	$12,000,000
NextPlay Technologies, Inc	$2,000,000
Advance payment for asset acquisition to:
HotNow (Thailand) Company Limited	$149,533
Repayment of Short-term Loan:
Tree Roots Entertainment Group Company Limited	$223,937
Interest expense of loan from:
Magnolia Quality Development Corporation Limited	$10,886
Tree Roots Entertainment Group Co., Ltd	$43,716
Rental expense:
Tree Roots Entertainment Group Co., Ltd	$27,449
Payment of loan interest:
Magnolia Quality Development Corporation Limited	$10,531
Tree Roots Entertainment Group Co., Ltd	$12,755
Payment of contract cost:
HotNow (Thailand) Company Limited	$489,147

Significant agreements with related parties

On March 24, 2021, HotPlay Thailand entered into a short-term loan with MQDC for $480,000 (15,000,000 Thai Baht) with an interest rate of 9% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $6,619 as of May 31, 2022.

During June and July 2020, HotPlay Thailand entered into a short-term loan with TREG for the aggregate principal amount of $543,000 (17,000,000 Thai Baht) with an interest rate of 9.75% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $4,780 as of May 31, 2022. On May 31, 2021, HotPlay Thailand repaid 7,000,000 Thai Baht (approximately $223,000 US) in connection with the short-term loan from TREG.

Next Bank International currently holds a $705,000 loan that was purchased in 2020 at a discounted purchase price of $647,776, when the Bank was not partially or wholly owned by Next Play Technologies. The borrower is an entity affiliated with a current member of the Bank’s board of directors. The loan bears interest at an annual rate of 10%. It is expected to be fully collected in Q3 FY2023 As of May 31, 2022, the outstanding balance was $705,000.

Significant agreements with management of the Company

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

Pursuant to the Token IQ IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which will be paid by the Company by way of the issuance to Token IQ of 1,250,000 restricted shares of Company common stock (valued at $4 per share of common stock).

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

On May 2, 2022, the Company completed such assets acquisitions from Fighter Base and Token IQ, and pursuant to the terms of the respective IPP Agreements, the Company issued shares of its common stock as consideration for the purchase from Fighter Base and Token IQ in the amount of 1,666,6667 and 1,250,000 shares, respectively. The Company recorded at fair value of the common stock issued on May 2, 2022, at a closing price $0.415 per share, as intangible asset under development, as of the recognition date and as of May 31, 2022 the balance amounted to $1,210,417.

Note 6 – Investments in Unconsolidated Affiliates

We assess the potential impairment of our investments when indicators such as a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.

Note 6.1 – Advances for investments

Letter of Intent to Acquire Axion Shares

On October 28, 2020, the Company entered into a non-binding Letter of Intent (as amended by the first amendment thereto dated March 10, 2021, the “Letter of Intent”) with Radiant Ventures Limited, which manages Radiant VC1 Limited and Radiant PV 1 Limited, two stockholders of Axion Ventures, Inc. (“Axion”). As discussed below, the Company acquired approximately 33.85% of Axion (provided that such ownership of Axion has not been formally transferred to the Company to date) on November 16, 2020, pursuant to the Axion Exchange Agreement (as defined in Note 7, below).

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

As of May 31, 2022, total payment of cash and shares already paid by the Company to the sellers was $937,117. The Company plans to make the final payment of 50% of the purchase price after the BCSC lifts a cease trade order on Axion’s shares, provided that the Company cannot estimate when, or if, such cease trade order will be lifted. There is no further update as of May 31, 2022 and the recoverable amount was $937,117.

Letter of Intent of Potential acquisition of 100% of a Bank Holding Company

On November 1, 2021, the Company signed a non-binding Letter of Intent to acquire 100% of the capital stock of a bank holding company which is the 100% owner of a community bank. In connection with the execution of the non-binding Letter of Intent, on November 10, 2021, the Company made a non-refundable deposit of $1,000,000 on behalf of itself and other parties to the acquisition (as discussed below), which shall be credited against the purchase price at closing, if completed. The acquisition, if completed, will be made with other parties, to be named subsequently, and it is expected that no individual party will acquire more than 24.9% of said bank holding company. There is no legal obligation between the parties with respect to the acquisition unless and until the parties enter into a definitive agreement with respect thereto. Closing of the transaction will be subject to regulatory approvals, amongst other things. The balance as of May 31, 2022 was in amount $1,000,000.

Note 6.2 – Investment in Unconsolidated Affiliates

Soma Innovation Lab Joint Venture

On March 8, 2021, the Company entered into a Joint Venture Agreement with Soma Innovation Lab (“Soma”). Pursuant to the agreement, the parties agreed to form a joint venture for designing hyper-personalized experiences for targeted gamers. The agreement requires the Company to provide Soma the use of the HotPlay technology, assuming the Company acquire ownership of such technology as a result of the closing of the Company’s pending Share Exchange (as defined below), with HotPlay (as defined below), which technology is owned by HotPlay, and that the Company would issue the principals of Soma 72,000 shares of restricted common stock (valued at $180,000), of which $45,000 was earned immediately and the remaining shares will be earned at the rate of 6,000 per month. Pursuant to the agreement, Soma agreed to provide the Company use of an email client list and other services. The joint venture is owned 50/50 between us and Soma, with net profits/revenues paid pursuant to the same 50/50 split. In the event the joint venture achieves revenue in excess of expenses and the Company recovers the $180,000 value of the shares, then the Company agreed to issue Soma a bonus of 50,000 shares of restricted common stock. The joint venture (and agreement) each have a term of two years. The Company also agreed to use Soma for certain work to be performed on its websites and travel magazine and agreed to pay Soma $75,000 per month ($225,000 in aggregate) for such work, payable by way of the issuance of 90,000 shares of restricted common stock. As of May 31, 2022, no development and activity has been started. Soma is anticipated to continue the project with NextTrip after completion of the sale thereof to TGS.

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

On May 31, 2022, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.0003 per share, valued at an aggregate of $1,843. Any change in fair value is recognized as other expense in statement of income as of May 31, 2022.

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

The Company owned 3,461 shares of Recruiter’s common stock as of May 31, 2022. As of May 31, 2022, each share of Recruiter’s common stock was valued at $1.21 per share, which changed the fair value of the 3,461 shares of Recruiter common stock to $4,188.

The net change in the fair value is recognized as other expense in statement of income as of May 31, 2022.

Acquisition of Axion Shares

The investment in affiliate at cost of $4,856,825 represents the Company’s acquisition of approximately 33.85% of Axion on November 16, 2020. Pursuant to the Axion Exchange Agreement (as defined in Note 7, below), which closed on November 16, 2020, the Axion Stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company, which automatically converted into 7,417,700 common shares of the Company on June 30, 2021. As of May 31, 2022, the outstanding amount of this investment as of May 31, 2022 was $4,415; there was no change in market price during the three-month period ended May 31, 2022.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One Limited (one of the Axion Stockholders), to purchase 1,914,250 shares of the Company’s common stock, with an exercise price of $2.00 per share. The warrants vest on the earlier of (i) the date the Axion debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021 or the warrants will terminate. Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of May 31, 2022, these warrants are no longer outstanding.

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

Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of May 31, 2022, these warrants are no longer outstanding.

On August 20, 2021, our counsel sent a demand letter for payment to Axion Ventures Inc., but the Company has not received a response in related to the demand letter.

On September 1, 2021, the Company filed a claim in the Supreme Court of British Columbia demanding payment of $7,657,024.

In November 2021, the Company commenced a new claim for the debt claimed to reflect the difference between what was owed and what the Company is claiming to avoid double-claiming.

In February 2022, the court was receptive to loans related evidence (e.g. loan agreements, bank statements, board resolutions, etc.), and determined that it will be further resolved together with other Axion issues in the next trial. The summary trial judge has advised that he wishes to take case management over this and several related proceedings. It is anticipated that the trial of this action would be reset for 12 weeks sometime in 2023 or early 2024, a new trial date has not been determined. Document and oral discovery are ongoing, which will be necessary for the parties to make full disclosure on all issues. During fiscal year 2022, the Company recorded an allowance for credit losses for the principal amounted to $3.1 million and for the accrued interest receivable amounted to $0.2 million.

As of May 31, 2022, the recoverable amount of Axion receivables net allowance for credit loss were $4.6 million.

Note 8 – Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of May 31, 2022:

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Software development costs	3.0 - 5.0 years	$575,133	200,000	$2,180	$372,953
Trademark & License	1.0 - 20.0 years	5,696,166	—	1,186,761	4,509,405
CIP – Software development		10,991,804	—	—	10,991,804
		$17,263,103	200,000	$1,188,941	$15,874,162

Intangible assets are amortized on a straight-line basis over their expected useful lives, which is estimated to be 1-20 years. The expected useful lives are determined as to reflect the expected pattern of consumption of the future economic benefits embedded in the assets.

Amortization expense related to website development costs and intangible assets, excluding amortization of debt issuance costs, was $0.1 million and $0.5 million for the three-month periods ended May 31, 2022 and 2021, respectively.

Based on the carrying value of definite-lived intangible assets as of May 31, 2022, we estimate our amortization expense for the next five years will be as follows:

As of May 31, 2022	Amortization Expense
2023	$1,178,826
2024	1,632,045
2025	1,538,160
2026	533,326
2027	—
$4,882,358

CIP – Software under development acquired from Go Game

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

On March 30, 2022, the Company, Go Game and the Seller entered into an asset purchase agreement (the “Asset Purchase Agreement”) which amends and restates in its entirety the Go Game SPA disclosed previously whereby Go Game agreed to sell and assign to the Company, and the Company agreed to purchase and assume from Go Game substantially all the assets and certain liabilities (but only to the extent such liabilities arise solely from activities or events that occur after the closing date) related to the goPlay platform (the “Go Game Assets”), together with a perpetual license to the goPay payment gateway (the “goPay License”).

As consideration for purchase of the Go Game Assets and the receipt of the goPay License, the Company agreed to pay $5,000,000 (the “Purchase Price”) as follows:

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

Prior to the Closing (as defined below), Go Game was engaged in discussions with potential customers of the goPlay platform. At the Closing, the Company and Go Game entered into a revenue share agreement (the “Revenue Share Agreement”), pursuant to which Go Game shall refer such potential customers and any other potential customers to the Company, in exchange for a right to receive fifty percent (50%) of net revenues attributable to such sales.

In addition, the Company and the Seller entered into a restrictive covenant agreement (the “Restrictive Covenant Agreement”), whereby Seller will agree to refrain from competing with the Company and soliciting the Company’s employees at the time of the closing and for a period of time thereafter in order to protect the Company’s legitimate business interests and goodwill in connection with the Asset Purchase Agreement.

The consummation of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) occurred on April 4, 2022, following the execution of the Asset Purchase Agreement on March 30, 2022. The acquired asset had a balance, as of May 31, 2022, in the amount $5,000,000 presented as intangible asset under development as it needed further development to align with its business use and purpose. The consideration paid as of May 21, 2022 amounted to $2,950,000.

CIP – Software under development acquired from Fighter Base and Token IQ

On August 19, 2021, the Company entered into the IPP Agreements with Fighter Base and Token IQ Inc., dated as of the same date. Pursuant to the IPP Agreements, the Company agreed to acquire certain intellectual property owned by Fighter Base (relating to the games industry) and by Token IQ (relating to the distributed ledger industry), both of which entities are owned and controlled by Mark Vange, the Chief Technology Officer of the Company.

On May 2, 2022, the Company completed such assets acquisition from Fighter Base and Token IQ, and pursuant to the terms of the respective IPP Agreements, the Company issued shares of its common stock as consideration for the purchase from Fighter Base and Token IQ in the amount of 1,666,6667 and 1,250,000 shares, respectively. The Company recorded at fair value of the common stock issued on May 2, 2022, at a closing price $0.415 per share. As of the recognition date and as of May 31, 2022, the total balance amounted to $1,210,417, presented as intangible asset under development as it needed further development to align with its business use and purpose.

Note 9 – Notes Payable

Description	As of May 31, 2022	As of February 28, 2022
Streeterville Capital, LLC	$4,517,639	$4,053,736
Business Brokers, LLC	678,750	725,000
Total	5,196,389	4,778,736
Less: Debt issuance cost	(356,250)	(315,265)
Line of Credit and Notes Payable, net	4,840,139	4,463,471
Less: Current portion of Line of Credit and Notes Payable	(4,840,139)	(4,463,471)
Line of Credit and Notes Payable Long Term, net	$—	$—

Note Purchase Agreements: Streeterville Capital

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

The October 2021 Streeterville Note provides that by November 21, 2021 (the “Deadline”), HotPlay must become a co-borrower on (a) the October 2021 Streeterville Note, (b) the November 2020 Streeterville Note, and (c) and the March 2021 Streeterville Note (collectively, the “2020-2021 Streeterville Notes”). If HotPlay has not become a co-borrower on the 2020-2021 Streeterville Notes by the Deadline, the outstanding balance on the October 2021 Streeterville Note automatically increases by an amount equal to 25% of the then-current outstanding balance, provided such failure is not deemed an event of default under the October 2021 Streeterville Note.

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

On November 3, 2021, the Company closed a registered direct offering of its securities, resulting in gross proceeds to the Company of approximately $30 million. This offering triggered the provisions of the 2020-2021 Streeterville Notes requiring the Company to pay to Streeterville 20% of the gross proceeds that the Company receives from the sale of any of its common stock or preferred stock within ten days of receiving such amount, which payments must be applied towards and reduce the outstanding balance of each of the outstanding Streeterville Notes; however, the condition to pay 20% of the gross proceeds from the sale of any stock were negotiated with the lender and waived for the October 2021 Streeterville Note in November 2021.

On November 4, 2021, the Company completely paid off the November 2020 Streeterville Note in the amount of $3,100,807 and paid down the outstanding balance of the March 2021 Streeterville Note in the amount of $6,000,000.

On March 23, 2022, the Company completely paid off the March 2021 Streeterville Note, outstanding balance in the amount of $3,002,142.

On April 29, 2022, the Company entered into the Standstill Agreement with Streeterville, pursuant to which, Streeterville agreed not to seek to redeem any portion of the October 2021 Streeterville Note (in the original principal amount of $1,665,000) until September 18, 2022. As consideration for such agreement, the outstanding balance of the October 2021 Note was increased by $87,639.33 (the “Standstill Fee”); as a result, the outstanding balance of the October 2021 Note as of April 29, 2022 was $1,840,912.84 (including outstanding interest).

On May 5, 2022, the Company entered into a Note Purchase Agreement (the “May 2022 Note Purchase Agreement”) with Streeterville, pursuant to which the Company sold Streeterville a Secured Promissory Note in the original principal amount of $2,765,000 (the “May 2022 Streeterville Note”). Streeterville paid consideration of $2,500,000, which represents the original principal amount less a $250,000 OID, which was fully earned upon issuance, and a total of $15,000 to cover Streeterville’s professional fees and transaction expenses.

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

Additionally, upon each major default described in the May 2022 Streeterville Note (including, without limitation, the failure to pay amounts under the May 2022 Streeterville Note when due or to observe any covenant under the May 2022 Note Purchase Agreement (other than the requirement to make Equity Payments)), the outstanding balance of the May 2022 Streeterville Note may be increased, at Streeterville’s option, by 15%, and for each other default, the outstanding balance of the May 2022 Streeterville Note may be increased, at Streeterville’s option, by 5%, provided such increase can only occur three times each as to major defaults and minor defaults, and that such aggregate increase cannot exceed 30% of the balance of the May 2022 Streeterville Note immediately prior to the first event of default.

The May 2022 Note Purchase Agreement and the May 2022 Streeterville Note contain customary events of default, including if the Company undertakes a fundamental transaction (including consolidations, mergers, and certain changes in control of the Company), without Streeterville’s prior written consent. Pursuant to the May 2022 Streeterville Note, upon the occurrence of certain events of default (mainly our entry into bankruptcy), the outstanding balance of the May 2022 Streeterville Note will become automatically due and payable. Upon the occurrence of other events of default, Streeterville may declare the outstanding balance of the May 2022 Streeterville Note immediately due and payable at such time or at any time thereafter. After the occurrence of an event of default (and upon written notice from Streeterville), interest on the May 2022 Streeterville Note will accrue at a rate of 22% per annum, or if lesser, the maximum rate permitted under applicable law. The May 2022 Note Purchase Agreement prohibits Streeterville from shorting our stock through the period that Streeterville holds the May 2022 Streeterville Note.

The May 2022 Note Purchase Agreement also provides for cross-indemnification by the parties in the event that they incur loss or damage related to, among other things, a breach of applicable representations, warranties, or covenants under the May 2022 Note Purchase Agreement.

In connection with the May 2022 Note Purchase Agreement and the May 2022 Streeterville Note, the Company entered into a Security Agreement with Streeterville, pursuant to which the obligations of the Company are secured by substantially all of the assets of the Company.

On June 2, 2022, the Company entered into a Global Amendment to satisfy the requirement that HotPlay become a co-borrower on the October 2021 Streeterville Note and the May 2022 Streeterville Note and jointly and severally assume all of the obligations and duties of the Company under those notes. As a result, all references to “Borrower” or the “Company” in such notes now jointly refer to HotPlay and NextPlay. Streeterville also agreed to waive its right to enforce an increase in the balance of the October 2021 Streeterville Note due to the Company’s failure to add HotPlay as a co-borrower on the October 2021 Streeterville Note within the prescribed period of time to do so. The Global Amendment does not alter any other terms of the notes.

As of May 31, 2022, the remaining balances of the outstanding Streeterville notes were as follows:

i)	The October 2021 Note: principal balance of $1,752,639, accrued interest of $104,708 and accumulated unamortized debt issuance cost of $106,250.

ii)	The May 2022 Note: principal balance of $2,765,000, accrued interest of 124,747 and accumulated unamortized debt issuance cost of $250,000.

Loan agreement with Business Brokers, LLC

Effective November 1, 2021, a subsidiary of the Company obtained a credit facility of $ 0.725 million from Business Brokers, LLC to which it engages regularly in the issuance of construction and commercial loans. The facility is guaranteed by notes receivable.  The facility carries a blended interest of 14.05% per annum and is repayable upon the collection of the notes that guarantees it, or the Company decision to repay it in full, whichever comes first, with interest only monthly payments requirement. As of May 31, 2022, the loans had outstanding balance of $0.682 million.

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $0 and $1,102,068 as of May 31, 2022 and February 28, 2022, respectively. These dividends were paid in April 2022.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of May 31, 2022 and February 28, 2022.

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

As of May 31, 2022 and February 28, 2022, the Company had 0 shares of Series B Preferred Stock issued and outstanding.

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

As of May 31, 2022 and February 28, 2022, the Company had 0 shares of Series C Preferred Stock issued and outstanding.

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

The Company had 0 shares of Series D Preferred Stock outstanding as of May 31, 2022 and February 28, 2022.

Common Stock

During the three-months ended May 31, 2022, the following shares of common stock were issued:

-	209,394 shares of common stock for employee compensation, valued at $126,640.

-	250,000 shares of common stock for consulting services, valued at $ 306,001.

-	2,916,667 shares of common stock for assets purchased, valued at $1,210,417.

The Company had 111,736,081 and 108,360,020 shares of common stock issued and outstanding at May 31, 2022 and February 28, 2022, respectively.

Changes in ownership interests in subsidiaries without change in control

On March 14, 2022, HotPlay (Thailand) Co., Ltd. (“HPT”) received a promotional privileges approval from the Board of Investment, which permitted majority foreign ownership, and on April 26, 2022, HotPlay Enterprise Ltd. (“HPE”) completed the transfer of shares from existing Thai shareholders without paying consideration in accordance with the HotPlay Exchange Agreement and ultimately owns 100% interest in HPT. Upon the change in ownership interest in its subsidiary, the Company has recognized deficit from changing ownership interest in subsidiaries amounting to $1.6 million in its Consolidated Statements of Stockholders’ Equity, presented as deduction in additional paid-in capital. Subsequently, on May 26, 2022, HPT received foreign business license to operate the reserved business in Thailand.

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of May 31, 2022, and February 28, 2022, and changes in such warrants outstanding for the quarter ending May 31, 2022:

	Warrants	Weighted Average Exercise Price

Outstanding, February 28, 2022	14,811,679	$2.05
Outstanding, May 31, 2022	14,811,679	$2.05
Common stock issuable upon exercise of warrants	14,811,679	$2.05
Warrant granted/exercised/forfeited/expired	—	—

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

On April 22, 2022, the Company held its 2022 Annual Meeting of Stockholders (the “Annual Meeting”) in a virtual format, at which Annual Meeting the Warrant Amendment was again presented to the Company’s stockholders for approval, amongst other things. Stockholders did not approve the Warrant Amendment at the Annual Meeting.

The Company intends to continue to comply with the requirements related to stockholder approval of the Warrant Amendment, as set forth in the relevant transaction documents.

On May 31, 2022, there were warrants outstanding to purchase an aggregate of 14,811,679 shares of common stock with a weighted average exercise price of $2.05 and weighted average remaining life of 0.64 year.

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

As of May 31, 2022, none of the Warrants have been exercised by the holders thereof.

Note 11 – Commitments and Contingencies

The Company entered into an office lease in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021, through July 31, 2028. Additionally, the Group rents office space located in Puerto Rico and Thailand with lease terms ranging from five to nine years.

The following schedule represents obligations and commitments on the part of the Company:

	Current	Long Term
	FYE 2023	FYE 2024	Totals
Office Leases	$383,759	$1,574,961	$1,958,720
Insurance and Other	138,121	7,200	145,321
Totals	$521,880	$1,582,161	$2,104,041

Legal Matters

The Company is involved, from time to time, in litigation, other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, intellectual property, employment issues, and other related claims and vendor matters. The Company believes that the resolution of currently pending matters could individually or in the aggregate, have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change considering the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

As of May 31, 2022, IDS still has not provided any of the necessary documents in order make the stock transfers. The entire IDS Settlement, agreements, and amendment are part of the proposed sale of NextTrip, whereby upon closing of the proposed transaction, the IDS settlement will no longer be a responsibility of the Company; provided, however, that, if the Company fails to make certain required installment payments to NextTrip within five (5) business days of being due, such IDS payment obligations will revert back to the Company.

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

In February 2022, the court was receptive to loans related evidence (e.g. loan agreements, bank statements, board resolutions, etc.), and that it will be further resolved together with other Axion issues in the next trial. The summary trial judge has advised that he wishes to take case management over this and several related proceedings, It is anticipated that the trial of this action would be reset for 12 weeks sometime in 2023 or early 2024, a new trial date has not been determined. Document and oral discovery are ongoing, which will be necessary for the parties to make full disclosure on all issues.

As of May 31, 2022, there has been no significant update in the court proceedings.

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

As of May 31, 2022, the Company has two operating segments consisting of (i) the NextMedia Division, which consists of HotPlay, and (ii) the NextFinTech Division, which consists of Longroot and NextBank. The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level. At the reporting date, only NextFinTech generated revenue from operation.

As described in Note 14 for the strategic sales of NextTrip and Reinhart/Zappware units, the business of NextTrip represented the entirety of the NextTrip operating segment and Reinhart Digital TV was a part of NextMedia operating segment prior to being classified as held for sale. As of May 31, 2022, they were classified as held for sale and therefore no longer presented in segment reporting.

Schedule of segments

For the three months ended May 31, 2022	NextFinTech	NextMedia	Totals
Revenue	$466,551	$—	$466,551
Cost of Revenue	$102,967	$—	$102,967
Gross Profit	$363,584	$—	$363,584

Operating expenses:
General and administrative	$841,604	$141,206	$982,810
Salaries and benefits	850,797	258,852	1,109,649
Depreciation and Amortization	25,366	146,598	171,964
Others	136,037	45,325	181,362
Total operating expenses	$1,853,804	$591,981	$2,445,785

Operating Loss	$(1,490,220)	$(591,981)	$(2,082,201)

Other Income/(Expense)	$35,228	$(10,100)	$25,128

Net (loss) before tax – reportable segment	$(1,454,992)	$(602,081)	$(2,057,073)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			$1,320,245
- Salaries and benefits			319,795
- Other operating expenses			784,233
- Interest expense			145,385
- Other income			(22,992)
			$2,546,667
Net (loss) before tax from continuing operation			$(4,603,740)

Segment assets	49,744,076	19,838,787	69,582,863
Unallocated assets			8,388,861
Assets from discontinued operation			28,514,136
Total asset			106,485,860

For the three months ended May 31, 2021	HotPlay
Revenue	$—
Cost of Revenue	$—
Gross Profit	$—

There were no reconciling or inter-company items between segments during the three-month period ended May 31, 2022.

There was only one segment for the three-month period ended May 31, 2021.

Schedule of geographic information

Revenue	For three months ended May 31, 2022	For three months ended May 31, 2021
United States and Puerto Rico	$466,551	$—

Long-lived Assets	May 31, 2022	February 28, 2022
United States and Puerto Rico	$40,673,604	$44,128,496
Europe	—	11,913,658
Thailand	10,129,772	9,951,343
	$50,803,376	$65,993,497

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

b) The fair value of investment in unconsolidated affiliates is generally derived from quoted market prices or based on generally accepted pricing models when no market price is available.

Note 14– Subsequent Events

Sales plan - Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc

On June 28, 2022, the Company entered into a series of agreements, including a Securities Exchange Agreement, with William Kerby, the Company’s co-Chief Executive Officer and director, Donald P. Monaco, a director of the Company, and British Columbia-based TGS E-Sports Inc. (TSX-V: TGS, OTC: TGSEF), a public company whose securities are listed for trading on the Canadian TSX Venture Exchange, pursuant to which the Company has agreed to sell the Company’s travel business, NextTrip Group, LLC, and its 51% ownership of Reinhart Digital TV (the 100% owner of Zappware) to TGS in exchange for securities of TGS , as discussed in further detail below. TGS is a leading esports tournament solutions provider.

Prior to the execution of the securities exchange agreement, NextTrip issued an aggregate of 915,000 units in NextTrip to Messrs. Kerby and Monaco to resolve certain management unit issuances provided for in NextTrip’s Operating Agreement as consideration for services rendered.

As consideration for the sale, upon closing of the transaction, (i) the Company will receive 232,380,952 shares of newly created TGS Preferred stock, valued at $12.2 million, and (ii) Messrs. Kerby and Monaco, both of whom hold certain equity interests in NextTrip (discussed above), will receive an aggregate of 69,714,286 TGS common shares, valued at $3.66 million, of which 11,619,048 TGS common shares will be held in escrow for a period of time. The TGS Preferred shares will be redeemable in certain situations, can be sold subject to certain transfer restrictions (including a right of first refusal in favor of TGS), and may be converted into shares of TGS common shares in certain limited circumstances, including mandatory conversion upon the occurrence of certain events. In the event that the TGS Preferred shares are converted into shares of TGS common shares by the Company at any time, the Company is obligated to distributed all such shares of TGS common shares in a stock dividend to its shareholders. Concurrently with a determination to convert the TGS Preferred shares into shares of TGS common shares, if ever, the Company will set a shareholder record date for a special dividend to distribute all of the common shares of TGS held by the Company to the Company’s shareholders, on a pro-rata basis.

Concurrently with the execution of the Securities Exchange Agreement, the Company, NextTrip, Reinhart and TGS entered into a separation agreement (the “Separation Agreement”) to further document the separation of NextTrip and Reinhart from the Company and to assign, transfer and convey certain assets and liabilities held in NextTrip or the Company’s name, respectively, to NextTrip or the Company, respectively, to allow for the separation of the businesses in the Securities Exchange Agreement at closing of the transaction.

Further, the Separation Agreement terminates certain intercompany agreements and accounts by and between the parties at closing of the transaction, sets rights related to confidentiality, non-disclosure and maintenance of attorney-client privilege matters and also provides for a mutual release by and among the Company, NextTrip and Reinhart for all pre-closing claims between themselves and their officers, directors, affiliates, successors and assigns.

In addition, the Separation Agreement provides for the contribution of (i) $1.5 million to NextTrip and (ii) an additional $1.5 million in ten (10) equal monthly installments beginning July 1, 2022, in exchange for NextTrip, as of May 1, agreeing to assume the ongoing operating expenses of NextTrip and Reinhart. NextTrip has also agreed to assume payments under that certain payment obligation of the Company pursuant an Amendment to Intellectual Property Purchase Agreement effective May 18, 2021 by and between the Company, IDS Inc., TD Assets Holding LLC, and Ari Daniels in the approximate amount of $2,500,000, provided, however, that, if the Company fails to make any of the above installment payments within five (5) business days of being due, that such IDS payment obligation reverts back to the Company.

Closing of the transaction remains subject to various conditions, including (without limitation) regulatory approvals and consummation of a financing by TGS, and is expected to occur in the second half of 2022. Additionally, as a further condition of closing the transaction, TGS shall hold a shareholder meeting as soon as reasonably practicable to approve the transaction, an amendment to the articles of incorporation of TGS to create the TGS Preferred, a 40:1 share consolidation (reverse stock split) and related matters (collectively, the “Transaction Proposals”). In connection with the shareholder meeting, TGS is also obligated to file a circular with the Canadian securities authorities in accordance with Canadian law and the policies of the TSXV. No assurances can be provided that the closing conditions will be satisfied, or that the transaction will be consummated on the anticipated timeline, or at all.

In addition, in order to induce the Company to enter into the Securities Exchange Agreement, certain TGS shareholders agreed to enter into a voting support agreement pursuant to which they agreed to vote their TGS common shares in favor of the Transaction Proposals.

At closing of the transaction, the Company shall enter into (i) a right of first refusal and distribution agreement that governs certain rights between the parties with respect to the subsequent disposition of the TGS Preferred Shares, and (ii) a stock escrow agreement, pursuant to which a portion of the TGS common shares issued to Messrs. Kerby and Monaco will be held in escrow for a period of up to four (4) years (the “Escrow Period”) at which point, if the following conditions have not been met, such Escrow Shares will be canceled and returned to TGS’ treasury: (x) the TGS common share trading price at the time of a conversion of Preferred Shares by the Company occurs is at or above $0.06375 (a 115% premium on the closing price), or (y) the Preferred Shares are sold or redeemed by the Company at or above a price of $14,030,000 (a 115% premium).

At the closing of the transaction, the board of directors of TGS will consist of seven members, five of whom will be designated by Messrs. Kerby and Monaco and two of which will be designated by Mr. Spiro Khouri of TGS.

The transaction, once consummated, is expected to streamline the Company’s business operations and management, improve capital allocation, and is expected to unlock shareholder value by offering investors a pure-play investment in the Digital Media and Financial Technology sectors.

As a result of the foregoing, as of May 31, 2022, Reinhart/Zappware and NextTrip were no longer consolidated nor treated as a division of the Company; accordingly, for the three-month period ended May 31, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia.

In connection with the sale plan, the Company has reclassified certain assets and liabilities to present as held for sale. As of May 31, 2022, the Company has classified goodwill and intangible assets as held for sale in current assets as follows:

	As of May 31, 2022
	Reinhart /Zappware	NextTrip	Total
Goodwill
Carrying amount	$16,818,456	$5,191,082	22,009,538
Accumulated translation adjustment	(983,733)	—	(983,733)
Allowance for impairment loss	(5,040,460)	(5,191,082)	(10,231,542)
Goodwill, net	$10,794,263	$—	$10,794,263

Intangible assets
Net book value	$7,525,588	$3,965,122	11,490,710
Allowance for impairment loss	—	(1,681,874)	(1,681,874)
Intangible assets, net	$7,525,588	$2,283,248	$9,808,836

During the three-month period ended May 31, 2022, the Company performed the impairment assessment and recognized the impairment loss in operation loss from discontinued operations to reflect the expected recoverable amount, comprised of impairment loss on intangible assets of NextTrip amounting to $0.5 million, and impairment loss on goodwill of Reinhart/Zappware, amounting to $0.1 million.

As of February 28, 2022, the Company has classified goodwill and intangible assets as held for sale in non-current assets as follows:

	As of February 28, 2022
	Reinhart /Zappware	NextTrip	Total
Goodwill
Carrying amount	$16,818,456	$5,191,082	$22,009,538
Accumulated translation adjustment	(844,568)	—	(844,568)
Allowance for impairment loss	(4,977,023)	(5,191,082)	(10,168,105)
Goodwill, net	$10,996,865	$—	$10,996,865

Intangible assets
Net book value	$6,468,491	$2,525,142	8,993,633
Allowance for impairment loss	—	(1,215,746)	(1,215,746)
Intangible assets, net	$6,468,491	$1,309,396	$7,777,887

During the year ended February 28, 2022, the Company performed the impairment assessment and recognized the impairment loss for goodwill and intangible assets of Reinhart/Zappware and NextTrip units, as we assessed that the fair value from expected recoverable selling price was lower than the book value, therefore recorded impairment on goodwill amounted to $10.2 million, comprised Reinhart/Zappware in amount $5.0 million and NextTrip in amount $5.2 million and impairment loss on intangible assets of NextTrip amounting to $1.2 million.

The business of NextTrip represented the entirety of the NextTrip operating segment and Reinhart Digital TV was a part of NextMedia operating segment until February 28, 2022. Comparative figures included in the accompanying condensed consolidated financial statements have been reclassified to conform with current period presentation.

The detail of assets and liabilities classified as held for sale as of May 31, 2022 and February 28, 2022 were as follows:

	Reinhart/Zappware
	May 31, 2022	February 28, 2022
Assets
Cash and cash equivalent	$1,194,230	2,185,719
Accounts receivable, net	1,073,312	839,612
Unbilled receivables	1,819,470	3,275,229
Other receivable	—	3,251
Work in progress	647,743	691,863
Prepaid expenses and other current assets	194,514	123,084
Intangible assets, net	7,525,588	—
Goodwill, net	10,794,263	—
Computers, furniture and equipment, net	131,766	—
Operating lease right-of-use asset	1,935,764	—
Security deposits	59,105	—
Total current assets held for sale	25,375,755	7,118,758

Intangible assets, net	—	6,468,491
Goodwill, net	—	10,996,865
Computers, furniture and equipment, net	—	149,791
Operating lease right-of-use asset	—	2,067,942
Security deposits	—	71,401
Total non current assets held for sale	—	19,754,490

Total assets	$25,375,755	26,873,248

Liabilities
Line of credit and notes payable, net	$3,030,849	2,878,274
Accounts payable and accrued expenses	3,138,538	3,557,080
Other current liabilities	264,906	264,905
Deferred revenue	1,007,698	2,040,787
Current portion of operating lease liability	1,935,765	493,622
Total current liabilities held for sale	9,377,755	9,234,668

Line of Credit and Notes Payable Long Term, net	—	270,808
Operating lease liability, net of current portion	—	1,574,320
Other long term liability	—	28,761
Total non current liabilities held for sale	—	1,873,889

Total liabilities	$9,377,755	11,108,557

Net asset	$15,998,000	15,764,691

	NextTrip
	May 31, 2022	February 28, 2022
Assets
Cash and cash equivalent	$536,429	151,122
Accounts receivable, net	3,856	1,056
Other receivable	204,891	1,197
Prepaid expenses and other current assets	66,227	60,861
Intangible assets, net	2,283,248	—
Computers, furniture and equipment, net	28,730	—
Security deposits	15,000	—
Total current assets held for sale	3,138,381	214,236

Intangible assets, net	—	1,309,396
Computers, furniture and equipment, net	—	41,671
Security deposits	—	15,000
Total non current assets held for sale	—	1,366,067
Total assets	$3,138,381	1,580,303

Liabilities
Accounts payable and accrued expenses	449,837	315,595
Deferred revenue	147,544	157,790
Total current liabilities held for sale	597,381	473,385
Total liabilities	$597,381	473,385
Net asset	2,541,000	1,106,918

	Total assets and liabilities held for sale
	May 31, 2022	February 28, 2022
Assets
Cash and cash equivalent	1,730,659	2,336,841
Accounts receivable, net	1,077,168	840,668
Unbilled receivables	1,819,470	3,275,229
Other receivable	204,891	4,448
Work in progress	647,743	691,863
Prepaid expenses and other current assets	260,741	183,945
Intangible assets, net	9,808,836	—
Goodwill, net	10,794,263	—
Computers, furniture and equipment, net	160,496	—
Operating lease right-of-use asset	1,935,764	—
Security deposits	74,105	—
Total current assets held for sale	28,514,136	7,332,994

Intangible assets, net	—	7,777,887
Goodwill, net	—	10,996,865
Computers, furniture and equipment, net	—	191,462
Operating lease right-of-use asset	—	2,067,942
Security deposits	—	86,401
Total non current assets held for sale	—	21,120,557

Total assets	28,514,136	28,453,551

Liabilities
Line of credit and notes payable, net	3,030,849	2,878,274
Accounts payable and accrued expenses	3,588,375	3,872,675
Other current liabilities	264,906	264,905
Deferred revenue	1,155,242	2,198,577
Operating lease liability	1,935,765	493,622
Total current liabilities held for sale	9,975,136	9,708,053

Line of Credit and Notes Payable Long Term, net	—	270,808
Operating lease liability, net of current portion	—	1,574,320
Other long term liability	—	28,761
Total non current liabilities held for sale	—	1,873,889
Total liabilities	9,975,136	11,581,942

Net asset	18,539,000	16,871,609

The Consideration expected to be received by the Company upon closing of the transaction – Nonvoting convertible preferred shares of TGS compared with net book value of selling assets as of May 31, 2022 were as follows:

Net asset of Reinhart/Zappware as of May 31, 2022	15,998,000
Net asset of NextTrip as of May 31, 2022	2,541,000
Total net asset	18,539,000

Additional cash contribution to TGS per agreement	3,000,000
Cash transferred to NextTrip in May 2022	(1,500,000)
1,500,000

Less: Fair value of Reinhart/Zappware – non-controlling interest	(7,839,000)
Consideration expected to receive – Nonvoting convertible preferred shares of TGS	12,200,000

The operating results of held-for-sale entities included in the Company’s Statement of Comprehensive Income for the three-month period ended May 31, 2022 were as follows:

For the three months ended May 31, 2022	Reinhart/ Zappware	NextTrip	Total
Revenue	$4,027,662	$171,751	$4,199,413
Cost of Revenue	1,315,768	135,885	1,451,653
Gross Profit	$2,711,894	$35,866	$2,747,760
Operating expenses	1,741,033	1,171,260	2,912,293
Other Expense	117,216	526,497	643,713
Net profit (loss) before tax for the period from discontinued operations	$853,645	$(1,661,891)	$(808,246)
Estimated corporate taxes	$—	$—	$—
Net profit (loss) after tax for the period from discontinued operations	$853,645	$(1,661,891)	$(808,246)
Share profit of non-controlling interest	418,286	—	418,286
Net profit (loss) from discontinued operation attributable to parent	435,359	(1,661,891)	(1,226,532)

Other Comprehensive (loss) income:
Currency Translation from discontinued operation	$(746,581)	$—	$(746,581)
Comprehensive (loss) income	$107,064	$(1,661,891)	$(1,554,827)

Currency translation allocated to:
Equity holders of the Company	$(380,756)	$—	$(380,756)
Non-controlling interests of the subsidiaries	(365,825)	—	(365,825)
	$(746,581)	$—	$(746,581)

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$54,603	$(1,661,891)	$(1,607,288)
Non-controlling interests of the subsidiaries	52,461	—	52,461
	$107,064	$(1,661,891)	$(1,554,827)

The operating result included in the Company’s Statement of Comprehensive income for the three-month period ended May 31, 2021 represented HotPlay only.

The net cashflow of held-for-sale entities are included in the Company’s cash flow statement for the three-month period ended May 31, 2022 were as follows:

	Reinhart/ Zappware	NextTrip	Total
Net cash flows from (used in) operating activities	$(312,682)	$1,584,429	$1,271,747
Net cash flows used in investing activities	(550,517)	(2,699,122)	(3,249,639)
Net cash flows from (used in) financing activities	(128,290)	1,500,000	1,371,710
Net increase (decrease) in cash and cash equivalent	$(991,489)	$385,307	$(606,182)

No cashflow of held-for-sale entities are included in the Company’s cash flow statement for the three-month period ended May 31, 2021, as it represented HotPlay only.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

This information should be read in conjunction with the interim unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q (the “Report”), and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended February 28, 2022, filed with the Securities and Exchange Commission on June 21, 2022.

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

Where You Can Find Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act with the SEC. The SEC maintains a website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Additional information about us is available on our website at www.nextplaytechnologies.com. We do not incorporate the information on or accessible through our websites into this filing, and you should not consider any information on, or that can be accessed through, our websites as part of this filing.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the three months ended May 31, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

OVERVIEW

During the three month period ended May 31, 2022, NextPlay Technologies, Inc., together with its consolidated subsidiaries, is building a technology solutions company, offering games, in-game advertising, digital asset products and services to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (“AdTech”), Artificial Intelligence (“AI”) and financial technology (“FinTech”) solutions to leverage the strengths and channels of its existing and acquired technologies.

As of May 31, 2022, NextPlay is organized into two divisions: (i) NextMedia, the Company’s Interactive Digital Media Division and (ii) NextFinTech, the Company’s Finance and Technology Division.

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

Longroot Thailand is a licensed ICO Portal under the Thai SEC and is regulated under the Thai Digital Asset Law which stipulates that all offerings of digital assets have to be conducted via a Thai SEC licensed ICO Portal.

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

Strategic Sale of Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc.

On June 28, 2022, the Company entered into a series of agreements, including a securities exchange agreement, with William Kerby, the Company’s co-Chief Executive Officer and director, Donald P. Monaco, a director of the Company, and British Columbia-based TGS E-Sports Inc. (TSX-V: TGS, OTC: TGSEF) (“TGS”), a public company whose securities are listed for trading on the Canadian TSX Venture Exchange, pursuant to which the Company has agreed to sell the Company’s travel business, NextTrip Group, LLC (“NextTrip”), and its 51% ownership of Reinhart Digital TV (the 100% owner of Zappware) to TGS in exchange for securities of TGS (discussed in further detail below. TGS is a leading esports tournament solutions provider.

Prior to the execution of the securities exchange agreement, NextTrip issued an aggregate of 915,000 units in NextTrip to Messrs. Kerby and Monaco to resolve certain management unit issuances provided for in NextTrip’s Operating Agreement as consideration for services rendered.

As consideration for the sale of Reinhart and NextTrip, upon closing of the transaction, (i) the Company will receive 232,380,952 shares of newly created nonvoting convertible preferred stock of TGS (the “TGS Preferred”), valued at $12.2 million, and (ii) Messrs. Kerby and Monaco, both of whom hold certain equity interests in NextTrip (discussed above), will receive an aggregate of 69,714,286 TGS common shares, valued at $3.66 million, of which 11,619,048 TGS common shares will be held in escrow for a period of time.  The TGS Preferred shares will be redeemable in certain situations, can be sold subject to certain transfer restrictions (including a right of first refusal in favor of TGS), and may be converted into shares of TGS common shares in certain limited circumstances, including mandatory conversion upon the occurrence of certain events. In the event that the TGS Preferred shares are converted into shares of TGS common shares by the Company at any time, the Company is obligated to distributed all such shares of TGS common shares in a stock dividend to its shareholders. Concurrently with a determination to convert the TGS Preferred shares into shares of TGS common shares, if ever, the Company will set a shareholder record date for a special dividend to distribute all of the common shares of TGS held by the Company to the Company’s shareholders, on a pro-rata basis.

In addition to the securities exchange agreement, the Company, NextTrip, Reinhart and TGS also entered into a separation agreement on June 28, 2022, to further document the separation of NextTrip and Reinhart from the Company and to assign, transfer and convey certain assets and liabilities held in NextTrip or the Company’s name, respectively, to NextTrip or the Company, respectively, to allow for the separation of the businesses in accordance with the securities exchange agreement at closing of the transaction. The separation agreement also provides for the termination of certain intercompany agreements and accounts by and between the parties at closing of the transaction, sets rights related to confidentiality, non-disclosure and maintenance of attorney-client privilege matters, and also provides for a mutual release by and among the Company, NextTrip and Reinhart for all pre-closing claims between themselves and their officers, directors, affiliates, successors and assigns.

In addition, the separation agreement provides for the contribution of (i) $1.5 million to NextTrip and (ii) an additional $1.5 million in ten (10) equal monthly installments beginning July 1, 2022, in exchange for NextTrip, as of May 1, 2022, agreeing to assume the ongoing operating expenses of NextTrip and Reinhart. NextTrip has also agreed to assume payments under that certain payment obligation of the Company pursuant an Amendment to Intellectual Property Purchase Agreement effective May 18, 2021, by and between the Company, IDS Inc., TD Assets Holding LLC, and Ari Daniels in the approximate amount of $2,500,000, provided, however, that, if the Company fails to make any of the above installment payments within five (5) business days of being due, that such IDS payment obligation reverts back to the Company.

Closing of the transaction remains subject to various conditions, including (without limitation) regulatory approvals, approval of certain related matters by TGS’ shareholders and consummation of a financing by TGS, and is expected to occur in the second half of 2022. No assurances can be provided that the closing conditions will be satisfied, or that the transaction will be consummated on the anticipated timeline, or at all.

The transaction, once consummated, is expected to streamline the Company’s business operations and management, improve capital allocation, and is expected to unlock shareholder value by offering investors a pure-play investment in the Digital Media and Financial Technology sectors.

As a result of the foregoing, as of May 31, 2022, Reinhart/Zappware and NextTrip were no longer consolidated nor treated as a division of the Company; accordingly, for the three-month period ended May 31, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ’stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ’stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted. Since then, many states have implemented various restrictions in order to minimize the spread of COVID-19, many of which have been fully lifted as of the date of this filing. There can be no assurances that additional restrictions will not be implemented again in the future.

The COVID-19 pandemic, and governmental responses thereto, including travel restrictions, ‘stay-at-home’ orders and required social distancing orders, severely restricted the level of economic activity around the world, and had an unprecedented effect on the global travel industry. Additionally, the ability to travel has been curtailed through border closures, mandated travel restrictions and limited operations of hotels, airlines, and may be further limited through additional voluntary or mandated closures of travel-related businesses, the majority of which have now been lifted.

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

RESULTS OF OPERATIONS

As discussed elsewhere in this report, as a result of the proposed sale of NextTrip and Reinhart/Zappware to TGS, Reinhart/Zappware and NextTrip were no longer consolidated nor treated as a division of the Company, and instead have been classified as assets held for sale; accordingly, unless otherwise stated, the results of continuing operations included herein for the three-month period ended May 31, 2022 exclude the results of NextTrip and Reinhart/Zappware.

For the Three months Ended May 31, 2022 Compared to three months Ended May 31, 2021

Revenues

Our total revenues increased to $0.47 million for the three months ended May 31, 2022, as compared to $0 for the three months ended May 31, 2021 of HotPlay. The increase is derived from the loan portfolio organic growth and increase in financial services of NextBank.

Cost of Revenues

Our total cost of revenues increased to $0.1 million for the three months ended May 31, 2022, compared to $0 for the three months ended May 31, 2021. Our gross profit was $0.36 million for the three months ended May 31, 2022, compared to $0 for the three months ended May 31, 2021. Cost of revenues and gross profit increased in line with revenue of NextBank.

Operating Expenses

Our operating expenses include general and administrative, salaries and benefits, technology and development, stock-based compensation, selling and promotion and depreciation and amortization. Our operating expenses increased to $4.9 million for the three months ended May 31, 2022, as compared to the $0.5 million for the three months ended May 31, 2021.

This increase was mainly related to:

(i) general and administrative expenses, which increased to $2.3 million for the three months ended May 31, 2022, as compared to $0.1 million for the three months ended May 31, 2021. The increase is mainly due to professional and consultant fees of $1.8 million;

(ii) a $1.3 million increase in salaries and benefits, due to having an increased number of employees 2022 compared to 2021;

(iii) a $0.4 million increase in stock-based compensation given to consultants and business vendors; and

(iv) a $0.3 million increase in depreciation and amortization from a larger asset size of the Company.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, interest expense, and other income. Our total other expenses amounted to $0.1 million for the three months ended May 31, 2022, compared to other income of $0.04 million for the three months ended May 31, 2021. The period over period change is mainly attributable to the interest expense of $0.12 million.

Non-Controlling Interest

We had an increase in profit in non-controlling interest of $0.5 million for the three months ended May 31, 2022, compared to a loss in non-controlling interest of $0.2 million for the three months ended May 31, 2021, mainly due to a profit from operation for the period from Reinhart/Zappware in the 2022 period.

Net Loss after tax from continuing operation

We had a net loss attributable to the Company of $4.5 million for the three months ended May 31, 2022, compared to a net loss attributable to the Company of $0.58 million for the three months ended May 31, 2021, primarily due to the increase in operating expenses of $4.3 million.

Net Loss after tax from discontinued operation

Loss from discontinued operations $0.8 million represents 2 reporting entities below:

(i)	Reinhart/Zappware: net profit from operation of $0.8 million and

(ii)	NextTrip: net loss from operation of $1.6 million, as the global travel demand slowly recovered.

The discontinued operations classified as held for sale were considered for its impairment since March 1, 2022 and did not continue to depreciate/amortize their fixed assets per accounting standard, this primarily resulted in net profit for Reinhart/Zappware.

LIQUIDITY AND CAPITAL RESOURCES

On May 31, 2022, we had $2.4 million of cash on-hand, which was decreased from $6.6 million as of February 28, 2022 due primarily to cash out flow from investing activities of $3.9 million for intangible asset acquisition.

As of May 31, 2022, the Company had total current liabilities of $41.8 million, which represented:

-	Line of credit and notes payable of $4.8 million, mainly consisting of notes payable to Streeterville;

-	Accounts payable and accrued expense of $7.0 million;

-	Customer deposits of $19.0 million from NextBank; and

-	Liabilities classified as held for sale of $10.0 million, mainly consisting of liabilities of Reinhart/Zappware and NextTrip.

As of May 31, 2022, we had approximately $106.4 million in total assets, $43.2 million in total liabilities, working capital of $13.8 million and a total accumulated deficit of $44.9 million.

Cash provided by operating activities was $0.5 million for the three months ended May 31, 2022, compared to $0.6 million of cash used in operating activities during the three months ended May 31, 2021. The increase was mainly due to operating expense and other related activities.

Net cash used in investing activities was $3.9 million for the quarter ended May 31, 2022, as compared to net cash used in investing activities of $12.5 million for three months ended May 31, 2021. The cash used in investing activities are mainly attributable to the intangible asset acquisition of GoGame and travel platform in 2022 while 2021 represented HotPlay’s cashflow used for reverse takeover activities.

Net cash used in financing activities was $0.8 million for the three months ended May 31, 2022, compared to net cash provided by financing activities of $13.8 million for the three months ended May 31, 2021. In 2022, the decrease was primarily due to repayment of notes payable - related party of $1.0 million while 2021 represented HotPlay’s cashflow received from shareholders in conjunction with the reverse takeover activities.

Additional information regarding our acquisitions and dispositions, notes receivable, investments in equity instruments, notes payable can be found under “Part I. Financial Statements—Item 1. Financial Statements”, “Note 4 – Acquisitions and Dispositions”, “Note 5 – Related party transactions”, “Note 6 – Investment in Unconsolidated Affiliates”, “Note 7 – Notes Receivable”, and “Note 9 – Notes Payable”, and “Note 14 – Subsequent Events”.

We have limited financial resources. As of May 31, 2022, we have working capital of $13.8 million. Our monthly cash requirement is approximately $1.5 million.

We will need to raise additional capital or borrow loans to support the on-going operation, increase market penetration of our products, expand the marketing and development of our technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, would negatively impact our business, financial condition, and liquidity. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

As of May 31, 2022, the remaining aggregate principal balance of the March 2021 Streeterville Notes was $0.

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

On April 29, 2022, the Company entered into the Standstill Agreement with Streeterville, pursuant to which, Streeterville agreed not to seek to redeem any portion of the October 2021 Streeterville Note (in the original principal amount of $1,665,000) until September 18, 2022. As consideration for such agreement, the outstanding balance of the October 2021 Note was increased by $87,639.33 (the “Standstill Fee”); as a result, the outstanding balance of the October 2021 Note as of April 29, 2022 was $1,840,912.84 (including outstanding interest).

As of May 31, 2022, the remaining aggregate principal balance of the October 2021 Streeterville Notes was $1,752,639, plus accrued interest of $104,708.

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

As of May 31, 2022, the remaining aggregate principal balance of the May 2022 Streeterville Notes was $2,765,000, plus accrued interest of $20,039.

On June 2, 2022, the Company entered into a Global Amendment to satisfy the requirement that HotPlay become a co-borrower on the October 2021 Streeterville Note and the May 2022 Streeterville Note and jointly and severally assume all of the obligations and duties of the Company under those notes. As a result, all references to “Borrower” or the “Company” in such notes now jointly refer to HotPlay and NextPlay. Streeterville also agreed to waive its right to enforce an increase in the balance of the October 2021 Streeterville Note due to the Company’s failure to add HotPlay as a co-borrower on the October 2021 Streeterville Note within the prescribed period of time to do so. The Global Amendment does not alter any other terms of the notes.

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

Operating Leases Obligation

The Company entered into an office lease in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021, through July 31, 2028, with rental costs amounting to approximately $17,380 per month for the duration of the lease. Additionally, the Company (in some cases indirectly through its subsidiaries) rents office space located in Puerto Rico, Thailand with lease terms ranging from five to nine years, with rental costs for all such properties amounting to an aggregate of approximately $19,546.14 per month.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022, which was filed with the SEC on June 21, 2022, are those that depend most heavily on these judgments and estimates. As of May 31, 2022, there had been no material changes to any of the critical accounting policies contained therein.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut, our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of May 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of May 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation and prior settlements are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” from, Part I, Item 1 of this Quarterly Report on Form 10-Q in the Notes to Consolidated Financial Statements in “Note 11 - Commitments and Contingencies”, under the heading “Legal Matters”. The Company believes that the resolution of currently pending matters could individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, filed with the SEC on June 21, 2022, under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, Form 10-Q, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Annual Report on Form 10-K for the year ended February 28, 2022, or below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business Generally:

We need additional capital which may not be available on commercially acceptable terms, if at all, which raises questions about our ability to continue as a going concern.

As of May 31, 2022, the Company had an accumulated deficit of $45 million. Net loss from continuing operation and from discontinued operations for the three months ended May 31, 2022, amounted to $4.9 million and $0.6 million, respectively. Our FinTech Division generated gross profits of $0.36 million for the three months ended May 31, 2022, and as of May 31, 2022, we had working capital of $13.8 million. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We are subject to all the substantial risks inherent in the development of a new business enterprise within an extremely competitive industry. Due to the absence of a long-standing operating history and the emerging nature of the markets in which we compete, we anticipate operating losses until we can successfully implement our business strategy, which includes all associated revenue streams. Our revenue model is new and evolving, and we cannot be certain that it will be successful. The potential profitability of this business model is unproven. We may never ever achieve profitable operations or generate significant revenues. Our future operating results depend on many factors, including demand for our products, the level of competition, and the ability of our officers to manage our business and growth. As a result of the emerging nature of the market in which we compete, we may incur operating losses until such time as we can develop a substantial and stable revenue base. Additional development expenses may delay or negatively impact the ability of the Company to generate profits. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth, achieve, or sustain profitability, or continue as a going concern. Furthermore, due to our relatively small size and market footprint, we may be more susceptible to issues affecting cryptocurrency, gaming and banking industries in general as compared to larger competitors.

We currently have a monthly cash requirement of approximately $1.5 million. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of May 31, 2022 and February 28, 2022, we had $43.6 million and $27 million, respectively, of current liabilities.

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

The sale of the Company’s travel and media businesses is contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.

On June 29, 2022, we announced that we had entered into a series of agreements with TGS, pursuant to which the Company agreed to sell TGS its travel and Zappware media businesses, subject to satisfaction of various closing conditions. The transaction may not be completed as currently contemplated, or at all, and may not provide the benefits that we intend. Completion of the proposed sale is subject to certain closing conditions, including, without limitation, TSXV’s consent and approval of the transaction, approval of the transaction and certain related matters by TGS’ shareholders and consummation of a financing by TGS. The proposed transaction is complex in nature, and may be affected by unanticipated developments, disruptions in the credit or equity markets, or changes in general economic conditions. These or other unanticipated developments could delay or prevent the transaction from closing or cause it to occur on terms or conditions that are less favorable than anticipated.

Even if the transaction is completed, it may not be successful in accomplishing our objectives. Additionally, even if completed, no assurances can be provided that the TGS Preferred shares will ever be converted into shares of TGS common shares and distributed to our stockholders through a special dividend, sold by the Company or redeemed by TGS at any point. Additionally, there is the potential for business disruption to each company and significant separation costs. Planning and executing the transaction will require significant additional time, effort and expense, and may divert the attention of our management and employees, and those of TGS from other aspects of the business operations, and any delays in the completion of the transaction may increase the amount of time, effort, and expense that is devoted to the transaction. The sale of our travel and media businesses to TGS could cause our customers or customers of TGS to delay or defer decisions to purchase products or renew contracts, or to end their relationships. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Securities

There have been no sales of unregistered securities during the three months ended May 31, 2022, and from the period from June 1, 2022, to the filing date of this report, which have not previously been disclosed in our periodic reports or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated By Reference
		Furnished
		or Filed			Filing
Exhibit No.	Description	Herewith	Form	Exhibit	Date	File No.
2.1	Asset Purchase Agreement, dated March 30, 2022, by and among NextPlay Technologies, Inc., Go Game Pte Ltd and David Ng.		8-K	2.1	4/5/2022	001-38402
2.2	Securities Exchange Agreement, dated June 28, 2022.		8-K	2.1	6/29/2022	001-38402
4.1	Form of Common Stock Purchase Warrant.		8-K	4.1	11/3/2021	001-38402
10.1	At the Market Offering Agreement, dated March 4, 2022, between NextPlay Technologies, Inc. and H.C. Wainwright & Co., LLC		8-K	10.1	3/4/2022	001-38402
10.2	Revenue Share Agreement, by and between NextPlay Technologies, Inc. and Go Game Pte Ltd.		8-K	10.1	4/5/2022	001-38402
10.3	Restrictive Covenant Agreement, by and between NextPlay Technologies, Inc. and David Ng		8-K	10.2	4/5/2022	001-38402
10.4	Standstill Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.1	5/11/2022	001-38402
10.5	Note Purchase Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.2	5/11/2022	001-38402
10.6	Note Purchase Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.3	5/11/2022	001-38402
10.7	Security Agreement, dated May 5, 2022, by NextPlay Technologies, Inc. in favor of Streeterville Capital, LLC		8-K	10.4	5/11/2022	001-38402
10.8	Form of Amendment of Articles of TGS Esports Inc. for Preferred Shares.		8-K	10.1	6/29/2022	001-38402
10.9	Separation Agreement, dated as of June 28, 2022.		8-K	10.2	6/29/2022	001-38402
10.10	Form of Right of First Refusal and Distribution Agreement.		8-K	10.3	6/29/2022	001-38402
10.11	Form of Stock Escrow Agreement.		8-K	10.4	6/29/2022	001-38402
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTPLAY TECHNOLOGIES, INC.

Date: July 14, 2022	/s/ Nithinan “Jess” Boonyawattanapisut
Nithinan “Jess” Boonyawattanapisut
Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 14, 2022	/s/ Sirapop “Kent” Taepakdee
Sirapop “Kent” Taepakdee
Chief Financial Officer
(Principal Accounting/Financial Officer)