Form 10-Q
period 2022-08-31
NextPlay Technologies Inc.
filed 2022-10-24
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2022

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

As of October 24, 2022 the registrant had 118,445,979 shares of its common stock, par value $0.00001 per share, outstanding.

NEXTPLAY TECHNOLOGIES, INC.,

formerly MONAKER GROUP, INC.

FORM 10-Q

For the Quarter Ended August 31, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of NextPlay Technologies, Inc., formerly Monaker Group, Inc. (the “Company”), that are based on current expectations, estimates, forecasts, and projections about the industries in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the continued impacts and disruptions caused by the novel coronavirus (“COVID-19”) global pandemic and governmental responses thereto. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements included in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under the section entitled “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC on June 21, 2022 (under the heading “Risk Factors” and in other parts of that report) and in the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, as filed with the SEC on July 14, 2022 (under the heading “Risk Factors”). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We will need to raise additional funding to support our operations, which funding may not be available on favorable terms, if at all;

●	We have a limited operating history in certain of the industries that we currently operate in and have incurred significant operating losses since inception. We may never become profitable or, if achieved, be able to sustain profitability;

●	We have significant indebtedness, which could adversely affect our business and financial condition;

●	We owe significant amounts to Streeterville Capital, LLC, which is secured by a security interest over substantially all of our assets, and we are subject to requirements, penalties and damages under our agreements with Streeterville;

●	Our long-term success depends, in part, on our ability to continue to expand our operations outside of the United States and, as a result, our business is susceptible to risks associated with international operations;

●	The sale of our travel and media businesses is contingent upon the satisfaction of a number of conditions, may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits;

●	Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

●	The industries in which we participate are highly competitive;

●	A failure to be current in our filings with the SEC could pose significant risks to our business, which could, individually or in the aggregate, materially and adversely affect our financial condition and results of operations.

●	Our common stock may be delisted from the Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements;

●	Our future success depends on the continuing efforts of our key employees and our ability to attract, hire, retain and motivate highly skilled employees in the future;

●	We rely on relationships with developers to provide an extensive game portfolio and sufficient advertising spaces;

●	We derive a significant portion of our revenues from advertisements, and if any events occur that negatively impact our relationships with advertisers, our advertising revenues and operating results and prospects could be harmed;

●	Our products and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in such systems, could adversely affect our business;

●	Our business partners may be unable to honor their obligations to us, or their actions may put us at risk;

●	HotPlay’s go-to-market strategy and corresponding timeline are dependent on being able to successfully recruit substantial additional resources within FY23. Failure to do this could result in the revenues generated from HotPlay being delayed beyond FY23;

●	Although Longroot is a licensed ICO Portal in Thailand, it has not yet closed any offerings, and there can be no assurances that it will;

●	Longroot operations are subject to risks associated with digital asset exchanges being a new industry, regulatory changes and/or restrictions, potential illegal uses of digital assets, cyber security risks, and reliance on open source blockchain technologies;

●	Our ability to generate revenue through the sale of digital assets is subject to risk associated with economic and market conditions, the acceptance and widespread use of digital assets, and investor confidence levels;

●	The performance of the digital assets issued is dependent on the performance of the issuer and underlying asset, which is unpredictable and may result in reputation damage should they underperform;

●	There are cyber security risks related to digital asset trading;

●	Our tokens might be used for illegal or improper purposes, which could expose us to additional liability and harm our business;

●	Developing NextBank into a comprehensive FinTech solution provider involves a high level of complexity, may require substantial resources and costs, and is subject to obtaining regulatory approval;

●	NextBank’s ability to originate loans is subject to risk associated with economic and market conditions;

●	NextBank uses correspondent banks and is subject to risk associated with termination of such relationships, which may negatively impact its operations;

●	Our success is subject to the development of new or upgraded products, services and features over time;

●	Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, content, competition, and consumer protection. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business;

●	Our business, products, and distribution are subject to increasing regulation in key territories. If we do not successfully respond to these regulations, our business could be negatively impacted;

●	NextBank is subject to various regulatory capital requirements. Regulatory changes or actions may alter the requirements for capital;

●	NextBank faces a risk of non-compliance and enforcement action related to the Bank Secrecy Act and other anti-money laundering, customer due diligence, and combating the financing of terrorism statutes and regulations;

●	We are subject to anti-bribery, anti-corruption and similar laws, and non-compliance with such laws could subject us to criminal penalties or significant fines and harm our business and reputation;

●	If we do not adequately protect our intellectual property, our ability to compete could be impaired;

●	Certain of our products are subject to the threat of piracy and unauthorized copying, and inadequate intellectual property laws and other protections could prevent us from enforcing or defending our proprietary technologies;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

●	Our ability to acquire and maintain licenses to intellectual property may affect our revenue and profitability;

●	We use open-source software in connection with certain of our games and services, which may pose particular risks to our proprietary software, products, and services, and which could have a negative impact on our business;

●	The price of our common stock may fluctuate significantly, and investors could lose all or part of their investments;

●	Stockholders may be diluted significantly as a result of the issuance of additional shares of our common stock or securities convertible into, or exercisable for, shares of our common stock;

●	The ownership of our capital stock is highly concentrated, which may prevent other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline;

●	If we fail to maintain effective internal controls, it could adversely affect our financial position and lower our stock price;

●	If securities analysts and other industry experts do not publish research or publish negative research about our business, our stock price and trading volume could decline;

●	Provisions in our amended and restated articles of incorporation limit the liability of our management to stockholders;

●	Certain of our outstanding warrants include anti-dilutive rights;

●	Sales of a substantial number of our securities in the public market could cause our stock price to fall; and

●	We have not paid dividends on shares of our common stock in the past and do not plan to do so in the future.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextPlay Technologies, Inc.

Condensed Consolidated Balance Sheets

	August 31, 2022	February 28, 2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$2,715,432	$4,282,110
Short term investments	305,271	304,509
Loans receivable, net	21,293,909	16,556,288
Loans receivable - related parties, net	705,000	725,000
Unbilled receivables	6,016	2,179
Other receivables	414,534	339,233
Other receivables, related parties	-	155,425
Prepaid expenses and other current assets	1,176,556	826,419
Advance for investments	1,977,213	3,227,117
Investments in unconsolidated affiliates: Short-term	5,555	8,722
Assets held for sale - current	30,691,032	7,332,994
Total current assets	$59,290,518	$33,759,996
Non-current assets
Investments in unconsolidated affiliates: Long-term	6,258	6,258
Convertible notes receivable, related party, net	4,594,214	4,594,214
Intangible assets, net	16,501,705	9,883,789
Goodwill	19,740,037	27,949,554
Computers, furniture and equipment, net	347,570	366,499
Operating lease right-of-use assets	553,467	1,894,654
Security deposits	435,606	177,972
Assets held for sale - non current	-	21,120,557
Total non-current assets	$42,178,857	$65,993,497
Total assets	$101,469,375	$99,753,493

Liabilities and stockholders’ equity
Current liabilities
Line of credit and notes payable, net	$5,233,449	$4,463,471
Accounts payable and accrued expenses	8,324,379	4,288,575
Accounts payable and accrued expenses - related parties	60,310	433,814
Other current liabilities	129,208	127,779
Current portion of operating lease liability	190,652	218,181
Other current liabilities - customer demand deposits payable	25,761,216	7,497,465
Notes payable - related party	686,078	765,040
Liabilities held for sale - current	12,152,032	9,708,053
Total current liabilities	$52,537,324	$27,502,378

Non-current liabilities
Note payable long term, related parties	-	966,314
Operating lease liability, net of current portion	383,908	1,543,627
Other long-term liability	10,657	6,087
Liabilities held for sale - non current	-	1,873,889
Total non-current liabilities	$394,565	$4,389,917
Total liabilities	$52,931,889	$31,892,295
Commitments and Contingencies

Stockholders’ equity
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	-	-
Series B Preferred stock, $0.00001 par value; 10,000,000 authorized; 0 and 0 shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	-	-
Series C Preferred stock, $0.00001 par value; 3,828,500 authorized; 0 and 0 shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	-	-
Series D Preferred stock, $0.00001 par value; 6,100,000 authorized; 0 and 0 shares issued and outstanding at August 31, 2022 and February 28, 2022, respectively	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; 112,701,795 and 108,360,020 shares outstanding at August 31, 2022 and February 28, 2022, respectively	1,127	1,084
Treasury stock	(771,453)	(771,453)
Additional paid-in-capital	97,734,010	104,393,361
Accumulated other comprehensive income	(1,224,656)	(218,703)
Accumulated deficit	(54,013,291)	(39,173,079)
Stockholders’ equity attributable to parent	$41,725,737	$64,231,210
Non-Controlling Interest in consolidated subsidiaries	1,204,757	182,805
Non-Controlling Interest in held for sale	5,606,992	3,447,183
Total stockholders’ equity	48,537,486	67,861,198
Total liabilities and stockholders’ equity	$101,469,375	$99,753,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Operations, Net and Comprehensive Loss

(Unaudited)

	For the six months ended		For the three months ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Interest and financial services	922,948	293,357	456,397	293,357
Total revenue	922,948	293,357	456,397	293,357

Cost of Revenue
Interest and financial services	668,024	87,339	565,057	87,339
Total Cost of Revenue	668,024	87,339	565,057	87,339
Gross Profit	254,924	206,018	(108,660)	206,018

Operating Expenses
General and administrative	6,683,273	1,736,211	4,380,218	1,598,302
Salaries and benefits	2,888,183	1,555,499	1,458,739	1,377,373
Technology and development	521,323	122,765	241,717	66,971
Stock-based compensation	623,426	215,233	190,785	215,233
Selling and promotions expense	49,640	162,702	21,098	135,564
Depreciation and amortization	790,567	684,165	393,797	549,407
Total operating expenses	11,556,412	4,476,575	6,686,354	3,942,850
Operating Loss	(11,301,488)	(4,270,557)	(6,795,014)	(3,736,832)
Other Income/ (Expense)
Valuation loss, net	(3,167)	(4,622,936)	1,367	(4,622,936)
Interest income (expense)	(385,774)	1,207	(220,749)	42,165
Realized loss on sale of marketable securities	-	(59,586)	-	(59,586)
Foreign exchange loss	-	-	-	1,289
Other income/(expense)	(57,735)	47,515	(130,028)	44,654
Total other income/(expense)	(446,676)	(4,633,800)	(349,410)	(4,594,414)
Net loss before tax from continuing operations	(11,748,164)	(8,904,357)	(7,144,424)	(8,331,246)
Estimated corporate taxes	-	(3,382)	-	(3,382)
Net Loss after tax from continuing operations:	(11,748,164)	(8,907,739)	(7,144,424)	(8,334,628)
Net Loss after tax from discontinued operations:	(5,497,091)	(1,078,414)	(4,688,845)	(1,078,414)
Net Loss after tax from continuing operations:	(11,748,164)	(8,907,739)	(7,144,424)	(8,334,628)
Share of loss from non-controlling interest	190,217	480,477	45,327	303,129
Net loss from continuing operations attributable to parent	(11,557,947)	(8,427,262)	(7,099,097)	(8,031,499)
Net Loss after tax from discontinued operation:	(5,497,091)	(1,078,414)	(4,688,845)	(1,078,414)
Share of loss from non-controlling interest	2,214,826	295,912	2,633,112	295,912
Net loss from discontinued operation attributable to parent	(3,282,265)	(782,502)	(2,055,733)	(782,502)
Net loss attributable to parent	(14,840,212)	(9,209,764)	(9,154,830)	(8,814,001)

Other Comprehensive (loss) income
Foreign currency translation gain (loss) from continuing operations	(497,925)	122,071	(296,391)	144,738
Foreign currency translation loss from discontinued operations	(1,083,361)	(262,567)	(336,780)	(262,567)
Total other comprehensive loss	(1,581,286)	(140,496)	(633,171)	(117,829)
Comprehensive Loss	(18,826,541)	(10,126,649)	(12,466,440)	(9,530,871)
Currency translation allocated to:
Equity holders of the Company	(1,005,953)	(11,838)	(477,837)	10,829
Non-controlling interests of the subsidiaries	(575,333)	(128,658)	(155,334)	(128,658)
Total foreign currency translation	(1,581,286)	(140,496)	(633,171)	(117,829)

Total comprehensive loss attributable to:
Equity holders of the Company	(15,846,164)	(9,350,260)	(9,632,666)	(8,931,830)
Non-controlling interests of the subsidiaries	(2,980,377)	(776,389)	(2,833,774)	(599,041)
Total comprehensive loss	(18,826,541)	(10,126,649)	(12,466,440)	(9,530,871)

Weighted average number of common shares outstanding
Basic	110,956,664	87,837,223	113,553,299	88,607,026
Diluted	110,956,664	87,837,223	113,553,299	88,607,026

Basic net (loss) per share from continuing operations:	(0.10)	(0.09)	(0.06)	(0.09)
Basic net (loss) per share from discontinued operations:	(0.03)	(0.01)	(0.02)	(0.01)
Total basic net (loss) per share	(0.13)	(0.10)	(0.08)	(0.10)

Diluted net (loss) per share from continuing operations:	(0.10)	(0.09)	(0.06)	(0.09)
Diluted net (loss) per share from discontinued operations:	(0.03)	(0.01)	(0.02)	(0.01)
Total diluted net (loss) per share	(0.13)	(0.10)	(0.08)	(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended August 31, 2022

	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total stockholders’ equity	Non-controlling interest	Stockholders’ equity
Balances, May 31, 2022	111,736,081	1,118	(771,453)	104,414,539	(44,858,461)	(746,819)	58,038,924	5,105,231	63,144,155
Net loss for the period	—	—	—	—	(9,154,830)	—	(9,154,830)	(2,678,439)	(11,833,269)
Fair value adjustment from finalization of purchase price allocations	—	—	—	(6,923,296)	—	—	(6,923,296)	4,540,291	(2,383,005)
Shares issued for compensation	489,199	5	—	129,671	—	—	129,676	—	129,676
Shares issued for consulting services	256,577	2	—	61,114	—	—	61,116	—	61,116
Shares issued for assets acquisition	219,938	2	—	51,982	—	—	51,984	—	51,984
Foreign currency translation adjustment	-	—	—	—	—	(477,837)	(477,837)	(155,334)	(633,171)
Balances, August 31, 2022	112,701,795	1,127	(771,453)	97,734,010	(54,013,291)	(1,224,656)	41,725,737	6,811,749	48,537,486

For the six months ended August 31, 2022

	Common Stock Share	Common stock value	Treasury Stock	Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income	Total Shareholders’ equity	Minority interest	Total Shareholders’ equity
Balances, February 28, 2022	108,360,020	1,084	(771,453)	104,393,361	(39,173,079)	(218,703)	64,231,210	3,629,988	67,861,198
Net loss for the period	-	-	-	-	(14,840,212)	-	(14,840,212)	(2,405,043)	(17,245,255)
Fair value adjustment from finalization of purchase price allocations	-	-	-	(6,923,296)	-	-	(6,923,296)	4,540,291	(2,383,005)
Shares issued for compensation	698,593	7	-	256,314	-	-	256,321	-	256,321
Shares issued for consulting services	506,577	5	-	367,112	-	-	367,117	-	367,117
Shares issued for assets acquisition	3,136,605	31	-	1,262,365	-	-	1,262,396	-	1,262,396
Increase in ownership of subsidiary - HotPlay	-	-	-	(1,621,846)	-	-	(1,621,846)	1,621,846	-
Foreign currency translation adjustment	-	-	-	-	-	(1,005,953)	(1,005,953)	(575,333)	(1,581,286)
Balances, August 31, 2022	112,701,795	1,127	(771,453)	97,734,010	(54,013,291)	(1,224,656)	41,725,737	6,811,749	48,537,486

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended August 31, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total shareholders’ equity	Minority interest	Total Shareholders’ equity
Balances, May 31, 2021	—	—	—	—	62,400,000	$624	—	$11,599,357	$(1,596,072)	$(12,446)	$9,991,463	$(567,625)	$9,423,838
Reduction of share capital	—	—	—	—	(10,400,000)	(104)	—	(2,999,896)	—	—	(3,000,000)	—	(3,000,000)
Reverse acquisition recapitalization	10,000,000	100	3,828,500	38	23,854,203	238	—	62,813,297	—	—	62,813,535	5,401,901	68,215,436
Conversion of preferred shares	(10,000,000)	(100)	(3,828,500)	(38)	11,246,200	112	—	(112)	—	—	—	—	—
Shares issued for consulting and bonus	—	—	—	—	333,000	3	—	621,747	—	—	621,750	—	621,750
Shares issued for debt payment	—	—	—	—	335,000	3	—	669,997	—	—	670,000		670,000
Shares issued for business combination	—	—	—	—	1,925,581	19	—	4,813,933	—	—	4,813,952	—	4,813,952
Share repurchase	—	—	—	—	—	—	(771,456)	—	—	—	(771,456)	—	(771,456)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	10,829	10,829	(128,658)	(117,829)
Net loss for the period	—	—	—	—	—	—	—	—	(8,814,001)	—	(8,814,001)	(599,041)	(9,413,042)
Balances, August 31, 2021	—	—	—	—	89,693,984	895	(771,456)	77,518,323	(10,410,073)	(1,617)	66,336,072	4,106,577	70,442,649

For the six months ended August 31, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares	Common Stock Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total shareholders’ equity	Minority interest	Total Shareholders’ equity
Balances, February 28, 2021	—	—	—	—	62,400,000	$624	—	$11,599,357	$(1,200,309)	$10,221	$10,409,893	$(390,277)	$10,019,616
Reduction of share capital	—	—	—	—	(10,400,000)	(104)	—	(2,999,896)	—	—	(3,000,000)	—	(3,000,000)
Reverse acquisition recapitalization	10,000,000	100	3,828,500	38	23,854,203	238	—	62,813,297	—	—	62,813,535	5,401,901	68,215,436
Conversion of preferred shares	(10,000,000)	(100)	(3,828,500)	(38)	11,246,200	112	—	(112)	—	—	—	—	—
Shares issued for consulting and bonus	—	—	—	—	333,000	3	—	621,747	—	—	621,750	—	621,750
Shares issued for debt payment	—	—	—	—	335,000	3	—	669,997	—	—	670,000		670,000
Shares issued for business combination	—	—	—	—	1,925,581	19	—	4,813,933	—	—	4,813,952	—	4,813,952
Share repurchase	—	—	—	—	—	—	(771,456)	—	—	—	(771,456)	—	(771,456)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(11,838)	(11,838)	(128,658)	(140,496)
Net loss for the period	—	—	—	—	—	—	—	—	(9,209,764)	—	(9,209,764)	(776,389)	(9,986,153)
Balances, August 31, 2021	—	—	—	—	89,693,984	895	(771,456)	77,518,323	(10,410,073)	(1,617)	66,336,072	4,106,577	70,442,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	August 31,	August 31,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(14,840,212)	(9,209,764)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	790,567	1,526,740
Valuation loss, net	3,167	1,555,979
Stock based compensation	623,426	621,750
Gain on Sale of assets	-	(26)
Share of non-controlling interest	(2,405,043)	(776,389)
(Gain)/Loss on currency translation	(1,581,286)	(140,496)
Impairment loss	-	3,126,543
Provision from employee benefits	5,459	-

Changes in operating assets and liabilities:
Amounts due from related parties	155,425	14,479
Amounts due to related party	(2,496)	73,188
Accounts receivable	(145,565)	4,749,175
Other receivable	(70,853)	-
Unbilled receivable	1,359,570	(4,760,457)
Loans receivable	(4,717,621)	(1,572,298)
Prepaid expenses and other current assets	(684,036)	666,161
Security deposits	(257,634)	(86,610)
Operating lease liabilities	289,642	25,300
Accounts payable & accrued expenses	4,599,154	591,614)
Deferred revenue - related party	(743,728)	(69,374)
Other current liabilities	(810,910)	(105,284)
Other Liabilities - Customer Deposits	18,263,751	-
Cash used in operating activities	$(169,223)	(3,769,769)

Cash flows from investing activities:
Short term investment	(762)	235,658
Investment in unconsolidated affiliate	-	113,644
Additions of intangible assets - related party	(86,063)	(755,639)
Additions of intangible assets	(4,715,297)	(684,041)
Purchase of computer, furniture, and equipment - related party	-	(117,385)
Purchase of computer, furniture, and equipment	(94,975)	(23,690)
Proceeds from disposal of computer, furniture, and equipment	75,621	1,460
Effects of a business combination of NextBank	-	4,200,006
Effects of a business combination of NextPlay (Monaker)	-	9,323,686
Cash (used in) provided by investing activities	$(4,821,476)	12,293,699

Cash flows from financing activities:
Proceeds from convertible notes payable – related party	1,362,478	700,000
Repayment of notes payable - related party	(1,045,276)	(213,155)
Treasury stock transaction	-	(771,456)
Proceeds from promissory notes	1,066,228	1,564,149
Payments on promissory notes	(296,250)	(1,303,613)
Cash provided by (used in) financing activities	$1,087,180	(24,075)

Cash and Cash Equivalents

Net change during the period	(3,903,519)	8,499,855

Balance, beginning of period – continuing operations	4,282,110	444,920
Balance, beginning of period – discontinued operations	2,336,841	-
Balance, beginning of period	6,618,951	444,920

Balance, end of period from continued operations	$2,715,432	8,944,775

Supplemental disclosures of cash flow information
Cash paid for interest	$365,865	43,174

NON-CASH TRANSACTIONS
Settle (a) Convertible note receivable and (b) note payable due to closing share exchange transaction	-	12,000,000
Settle (a) Convertible note receivable and (b) share capital increase due to closing share exchange transaction	-	3,000,000
Share issuances for asset acquisition – Fighter Base and Token IQ	1,262,397	-
Share issuances for consulting and compensation	623,438	-
Reclassification of advance payment to intangible asset – GoGame	1,250,000	-

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

As of August 31, 2022, NextPlay is organized into two divisions: (i) NextMedia, the Company’s Interactive Digital Media Division and (ii) NextFinTech, the Company’s Finance and Technology Division.

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

Effective November 16, 2021, the Labuan Financial Services Authority (the “Labuan FSA”) approved the Company’s application to carry on general insurance and reinsurance business, subject to certain conditions including (i) payment of a $15,000 annual license fee, (ii) submission of evidence reflecting paid up capital amounting to MYR $10.0 mil (approximately to $2,260,000 US), (iii) submission of proof of registration as a member of Labuan International Insurance Association, (iv) submission of a Management Services Agreement with the appointed insurance manager, (v) submission of a Letter of Undertaking, and (vi) submission of constituent documents to the Registration of Company Unit. The conditions were to be met within 3 months of November 29, 2021, the date Labuan FSA issued a letter confirming the conditional approval. In August 2022, the Company received a permission letter from Labuan FSA to extend the establishment until November 30, 2022. The Company plans to use the general insurance license to issue primary insurance products and the reinsurance license to issue crypto-securitized insurance in collaboration with Longroot.

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

As consideration for the sale of Reinhart and NextTrip, upon closing of the transaction, (i) the Company will receive 232,380,952 shares of newly created nonvoting convertible preferred stock of TGS (the “TGS Preferred”), valued at $12.2 million, and (ii) Messrs. Kerby and Monaco, both of whom hold certain equity interests in NextTrip (discussed above), will receive an aggregate of 69,714,286 TGS common shares, valued at $3.66 million, of which 11,619,048 TGS common shareswill be held in escrow for a period of time.  The TGS Preferred shares will be redeemable in certain situations, can be sold subject to certain transfer restrictions (including a right of first refusal in favor of TGS), and may be converted into shares of TGS common shares in certain limited circumstances, including mandatory conversion upon the occurrence of certain events. In the event that the TGS Preferred shares are converted into shares of TGS common shares by the Company at any time, the Company is obligated to distributed all such shares of TGS common shares in a stock dividend to its shareholders. Concurrently with a determination to convert the TGS Preferred shares into shares of TGS common shares, if ever, the Company will set a shareholder record date for a special dividend to distribute all of the common shares of TGS held by the Company to the Company’s shareholders, on a pro-rata basis.

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

In addition, the separation agreement provides for the contribution of (i) $1.5 million to NextTrip and (ii) an additional $1.5 million in ten (10) equal monthly installments beginning July 1, 2022, in exchange for NextTrip, as of May 1, 2022, agreeing to assume the ongoing operating expenses of NextTrip and Reinhart. NextTrip has also agreed to assume payments under that certain payment obligation of the Company pursuant an Amendment to Intellectual Property Purchase Agreement effective May 18, 2021, by and between the Company, IDS Inc., TD Assets Holding LLC, and Ari Daniels in the approximate amount of $2,500,000, provided, however, that, if the Company fails to make any of the above installment payments within five (5) business days of being due, that such IDS payment obligation reverts back to the Company. As of August 31, 2022, the Company has not made the requisite installment payments to NextTrip and, as such, the IDS payment obligation has reverted back to the Company.

Closing of the transaction remains subject to various conditions, including (without limitation) regulatory approvals, approval of certain related matters by TGS’ shareholders and consummation of a financing by TGS, and is expected to occur in Q4 2022. No assurances can be provided that the closing conditions will be satisfied, or that the transaction will be consummated on the anticipated timeline, or at all.

The transaction, once consummated, is expected to streamline the Company’s business operations and management, improve capital allocation, and is expected to unlock shareholder value by offering investors a pure-play investment in the Digital Media and Financial Technology sectors.

As a result of the foregoing, as of August 31, 2022, Reinhart/Zappware and NextTrip were no longer treated as a division of the Company; accordingly, for the six-month and three-month periods ended August 31, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia. Assets and liabilities of Reinhart TV AG/Zappware and NextTrip were classified as held for sale according to Strategic Sale of Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc.

Reverse Acquisition of HotPlay Enterprise Ltd.

On July 23, 2020, the Company (then known as Monaker Group, Inc. (“Monaker”)) entered into a Share Exchange Agreement (as amended from time to time, the “Share Exchange Agreement”) with HotPlay Enterprise Limited (“HotPlay”) and the stockholders of HotPlay (the “HotPlay Stockholders”). Pursuant to the Share Exchange Agreement, Monaker exchanged 52,000,000 shares of its common stock for 100% of the issued and outstanding capital of HotPlay, with HotPlay continuing as a wholly owned subsidiary of Monaker. The reverse acquisition between HotPlay and Monaker was completed on June 30, 2021. After the reverse acquisition, effective July 9, 2021, Monaker changed its name to “NextPlay Technologies, Inc.” The HotPlay acquisition was accounted for as a reverse acquisition with HotPlay being deemed the acquiring company for accounting purposes. The comparative figures included in the accompanying condensed consolidated financial statements for the period as from incorporation date to June 30, 2021 represents financial position and operating results of HotPlay Enterprise Ltd.

During the six-month period ended August 31, 2022, the Company completed the fair value assessment (Purchase Price Allocation) of the net identifiable assets and liabilities assumed by an independent appraiser. In order to reflect the adjustment to the provisional fair value of the identifiable assets and liabilities of the reverse acquisition of HotPlay Enterprise Ltd. at the acquisition date, the adjustments were made as follows:

The following table summarizes the fair value of consideration transferred:

Number of Monaker common shares outstanding as of 6/30/2021	23,854,203
Monaker share price as of 6/30/2021	$2.24
Fair value of common shares	$53,433,415

As of June 30, 2021
	Provisional fair value	Increase (Decrease)	Adjusted fair value
Assets acquired
Cash and cash equivalents	$7,837,802	-	7,837,802
Current assets	25,568,584	(9,571)	25,559,013
Intangible assets	11,932,042	1,809,023	13,741,065
Goodwill	40,554,998	(1,799,452)	38,755,546
Non-current assets	5,442,439	-	5,442,439
Liabilities assumed
Current liabilities	(32,482,319)	-	(32,482,319)
Non-current liabilities	(5,420,131)	-	(5,420,131)
Total fair value of net assets from reverse acquisition	53,433,415	-	53,433,415
Fair value of non-controlling interests of the subsidiaries	$5,433,783	6,018,273	11,452,056

Fair value adjustments were from the increase in fair value of intangible assets which are developed software and goodwill upon the completion of fair value assessment (Purchase Price Allocation) of the subsidiaries subsequent to the closing date of reverse acquisition. As a result, non-controlling interests of the subsidiaries amounting to $6.0 million were adjusted to reflect the fair value as of June 30, 2021 by recognizing the adjustment in additional paid-in capital in consolidated statement of stockholders’ equity.

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

The results of operations for the three and six months ended August 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents on August 31, 2022, and February 28, 2022.

Short Term Investments

The short term investments are a short-term certificate of deposit with a maturity date more than three months, as required by the Office of the Commissioner of Financial Institutions (“OCIF”) for business purpose of one of the Company’s subsidiaries.

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

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended August 31, 2022 and 2021, warrants were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive. The Company presents earnings per share from continuing operation and discontinued operation separately.

Assets and liabilities held for sale

In accordance with ASC 306, the potential sale of Reinhart/Zappware and NextTrip qualified as assets and liabilities held for sale as: (i) the Company has committed to a plan to sell, (ii) the disposal entities are available for immediate sale, (iii) the buyer has been identified and has committed to purchase, subject to satisfaction of certain closing conditions, and (iv) it is probable to occur within 1 year from the date of the classification. Assets and liabilities held for sale are measured at the lower of carrying amount and the fair value less cost to sell. Computer and equipment and intangible assets are not depreciated or amortized once classified as held for sale.

Where the fair value less cost to sell of assets held for sale exceed the asset’s carrying amounts, a gain shall be recognized for which not exceeding the cumulative loss previously recognized.

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

Interest and Financial services

NextBank provides traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans, among other types of lending services. Revenues are categorized as interest income and financial services. NextBank is primarily responsible for fulfilling the services to clients, bears risks on its loan products, has discretion in establishing the price, hence it acts as principal, and recognizes revenues at the gross amount received for the services.

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

Warrants

The Company accounts for the warrants in accordance with the guidance contained in ASC 815, under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. Most of warrant agreements contain fixed strike prices and a fixed number of shares that may be issued upon exercise of the warrants at the fixed strike price, with certain provisions that may result in changes to the strike price in certain circumstances, subject to stockholder approval. All such warrant agreements are exercisable at the option of the holder and settled in shares of the Company. The warrants are qualified as equity-linked instrument embedded in a host instrument, whereby they do not meet definition of derivative; therefore, it is not required to separate the embedded component from its host.

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

An operating segment component has the following characteristics:

a.	It engages in business activities from which it may recognize revenues and incur expenses (including revenues and expenses relating to transactions with other components of the same public entity).

b.	Its operating results are regularly reviewed by the public entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance.

c.	Its discrete financial information is available.

As of August 31, 2022, the Company had two operating segments consisting of

(i)	NextMedia segment, consisting of:

-	HotPlay Enterprise Ltd. and HotPlay (Thailand) Co., Ltd.,

(ii)	NextFinTech segment, consisting of:

-	Next Fintech Holdings, Inc. (formerly Longroot Inc.)

-	Longroot Limited

-	Longroot Holding (Thailand) Co., Ltd.

-	Longroot (Thailand) Co., Ltd.

-	NextBank International, Inc.

The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level.

As a result of the proposed strategic sale of Reinhart/Zappware and NextTrip, as of August 31, 2022, those entities were no longer treated as a division of the Company; accordingly, for the six-month period ended August 31, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia.

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

Stakeholders asserted that the language in the illustrative example resulted in diversity in practice on whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring that equity security’s fair value. Some stakeholders apply a discount to the price of an equity security subject to a contractual sale restriction, whereas other stakeholders consider the application of a discount to be inappropriate under the principles of Topic 820.

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

Note 2 - Going Concern

As of August 31, 2022, and February 28, 2022, the Company had an accumulated deficit of $54.01 million and $39.17 million, respectively. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have limited financial resources. As of August 31, 2022, we have working capital of $6.75 million. Our monthly cash requirement is approximately $1.4 million. The monthly cash requirement decreased by approximately $0.4 million beginning May 1, 2022 as a result of the proposed sale of Reinhart/Zappware and NextTrip.

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

(iv)	the Company is seeking an additional funding with lower cost to refinance the existing loans; and

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

Note 3 – Notable Financial Information

Short term investment

As of August 31, 2022 and February 28, 2022, NextBank had short-term certificate of deposit of $0.3 million and $0.3 million, respectively, with an original maturity in November 2022, and an interest rate of 0.05% per annum.

Loans Receivable

Loans receivable related to the provision of traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans and receivables financing, among other types of lending services of NextBank. As of August 31, 2022 and February 28, 2022, the Company had loans receivable of $22.0 million and $17.3 million, respectively, and the allowance for loan losses of $0.4 million and $0.1 million, respectively. The interest rate ranges from 5.5% to 17.9%.

As of August 31, 2022, most of the loans were performing, and a general allowance was established at appropriate rate on the principal amount outstanding at year end. Due to limited outstanding loans, they are analyzed one by one to determine if the general reserve covers the related risk of such loans. As of August 31, 2022, the Company’s management deemed the reserve as sufficient when compared to the risk assessment.

As of August 31, 2022, there were loans placed on a non-accrual basis of $0.04 million.

Unbilled Receivables

As of August 31, 2022 and February 28, 2022, the Company had unbilled receivables of $0.006 million and $0.002 million, respectively.

Prepaid Expenses and Other Current Assets

As of August 31, 2022 and February 28, 2022, the Company had prepaid expenses of $0.9 million and $0.5 million, respectively. As of August 31, 2022 and February 28, 2022, the Company had other current assets of $0.3 million and $0.3 million respectively.

Convertible Notes Receivable, Related Party, net

As of August 31, 2022 and February 28, 2022, the Company had Convertible Notes Receivable, related party, net allowance for expected credit loss of $4.6 million relating to receivables from Axion. As of August 31, 2022 and February 28, 2022, the allowance for expected credit loss was $3.1 million.

Goodwill

The Company had total goodwill as allocated to units as follows:

Reporting unit	August 31, 2022	February 28, 2022
HotPlay	$2,125,648	$4,209,381
Longroot	6,634,936	7,966,005
NextBank	10,979,453	15,774,168
Total	$19,740,037	$27,949,554

As a result of completion of fair value assessment of certain acquisitions during this period, the Company has reassigned the goodwill to the reporting units to reflect the change in fair value of net assets acquired.

Computers, Furniture and Equipment

As of August 31, 2022 and February 28, 2022, the Company had net computers, furniture and equipment of $0.3 million and $0.4 million, of which $0.4 million and $0.1 million included depreciation expense, respectively.

Operating Lease Right-to-Use asset and Operating Lease Liability

The Company’s lease agreements are for office space used in its operation. The following schedule represents outstanding balance of operating lease Right-to-Use asset and operating lease liability of the Company as of August 31, and February 28, 2022, respectively:

Operating lease Right-to-Use asset	August 31, 2022	February 28, 2022
Net Carrying Value	$553,467	$1,894,654

Operating lease liability	August 31, 2022	February 28, 2022
Current portion	$190,652	$218,181
Noncurrent portion	383,908	1,543,627
Totals	$574,560	$1,761,808

Accounts Payable and Accrued Expenses

As of August 31, 2022 and February 28, 2022, the Company had accounts payable of $2.7 million and $1.9 million, respectively. As of August 31, 2022 and February 28, 2022, the Company had accrued expenses of $4.2 million and $2.8 million, respectively.

Other Liabilities – Customer Demand Deposits Payable

As of August 31, 2022 and February 28, 2022, the Company had other current liabilities – customer demand deposits payable of $25.8 million and $7.5 million, respectively, relating to NextBank.

As of August 31, 2022, the Company had interest and non-interest- bearing deposits received from customers with interest rates ranging from 0% to 4% payable per annum.

Line of credit and notes payable

As of August 31, 2022, and February 28, 2022, the Company had a Line of credit and notes payable of $5.2 million and $4.5 million, respectively, relating to McCarthy Tetrault LLP. The notes payable are unsecured, accrue interest at a rate of 18% per annum. The first note matured on July 31, 2022, and the second note matured on September 1, 2022. The Company is in the process of re-negotiating the payment schedules.

Short Term Note Payable – Related Parties

As of August 31, 2022, and February 28, 2022, the Company had a short term note payable – related party of $0.7 million and $0.8 million, respectively, relating to Tree Roots Entertainment and Magnolia Quality Development Corporation Limited. The notes payable are unsecured, accrue interest at a rate of 9.00% - 9.75% per annum, and are due at call.

Long Term Note Payable – Related Parties

As of August 31, 2022 and February 28, 2022, the Company had a long term note payable – related party of $0 and $1.0 million, respectively, mainly related to note payable of preferred dividends in arrears which was repaid during the six-months ended August 31, 2022.

The note payable had an interest rate of 12% per annum, compounded monthly at the end of calendar month, with such interest payable at maturity or upon conversion.

Revenue

Disaggregation of revenue information was as follows:

	August 31, 2022	August 31, 2021
NextFinTech
Interest income	$768,777	153,338
Financial services	154,171	140,019
Total revenue	$922,948	293,357

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

During the six-month period ended August 31, 2022, the Company completed the fair value assessment (Purchase Price Allocation) of the net identifiable assets and liabilities assumed by an independent appraiser. The fair value assessment was taken into account the entirety of the valuation of the acquired company and therefore resulted in the increase in fair value of intangible assets which is developed software and non-controlling interests.

In order to reflect the adjustment to the provisional value of the identifiable assets and liabilities of Reinhart Interactive TV AG and Zappware N.V. at the acquisition date, the adjustments were made as follows:

As of June 23, 2021
	Provisional value	Increase (Decrease)	Adjusted fair value
Assets acquired
Cash and cash equivalents	$3,086,212	-	3,086,212
Current assets	8,083,041	-	8,083,041
Right-of-use assets	2,537,789	-	2,537,789
Non-current assets	6,681,714	1,413,272	8,094,986
Liabilities assumed
Current liabilities	(9,931,882)	-	(9,931,882)
Lease liabilities	(2,537,789)	-	(2,537,789)
Non-current liabilities	(302,815)	-	(302,815)
Total identifiable net assets	7,616,270	1,413,272	9,029,542
Add: Goodwill	3,091,490	8,874,576	11,966,066
Fair value of non-controlling interests	-	(10,287,848)	(10,287,848)
Total fair value of purchase consideration	10,707,760	-	10,707,760

As of August 31, 2022, with regards to the strategic decision sale of Reinhart/Zappware in 2022, assets and liabilities including goodwill of Zappware and Reinhart, were presented in assets and liabilities held for sale at the balance sheet date.

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

As a result of the closing of both transactions, we acquired control of 100% of IFEB as of July 21, 2021.

The following table summarizes the fair value of consideration transferred:

Cash	$6,400,000
Common stock (1,925,581 shares @ $2.03, closing price of NXTP common stock on July 21, 2021)	$3,908,929
Fair value of consideration paid	$10,308,929

During the six-month period ended August 31, 2022, the Company completed the fair value assessment of the net identifiable assets and liabilities assumed by an independent appraiser which primarily resulted in a decrease in goodwill due to the change in fair value of purchase consideration. During the year ended February 28, 2022, the purchase consideration of common stock was calculated based on $2.50 per share, according to the IFEB Exchange Agreement. Considering fair value of consideration paid, the share price of NXTP common stock has been adjusted to its closing price as of closing date of the acquisition on July 21, 2021 without any changes in number of shares issued. As a result, the change in purchase consideration were adjusted by $0.9 million to reflect the fair value as of July 21, 2021 by recognizing the adjustment in additional paid-in capital in consolidated statement of stockholders’ equity.

In order to reflect the adjustment to the provisional value of the identifiable assets and liabilities of NextBank International (formerly IFEB) at the acquisition date, the adjustments were made as follows:

As of July 21, 2021
	Provisional value	Increase (Decrease)	Adjusted fair value
Assets acquired
Cash and cash equivalents	$7,039,001	483,930	7,522,931
Current assets	7,584,013	(483,930)	7,100,083
Non-current assets	148,842	-	148,842
Liabilities assumed
Current liabilities	(11,474,443)	-	(11,474,443)
Non-current liabilities	-	-	-
Total identifiable net assets	3,297,413	-	3,297,413
Adjustment: Goodwill	7,916,540	(905,024)	7,011,516
Total fair value of purchase consideration	$11,213,953	(905,024)	10,308,929

Sales plan - Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc

In connection with the potential sale plan, the Company has reclassified assets and liabilities to present as held for sale. As of August 31, 2022, the Company has classified goodwill and intangible assets as held for sale in current assets as follows:

	As of August 31, 2022
	Reinhart /Zappware	NextTrip	Total
Goodwill
Carrying amount	$23,887,059	$1,295,400	25,182,459
Accumulated translation adjustment	(394,795)	—	(394,795)
Impairment loss	(8,936,142)	(1,295,400)	(10,231,542)
Goodwill, net	$14,556,122	$—	$14,556,122

Intangible assets
Net book value	$9,295,223	$4,131,091	13,426,314
Impairment loss	—	(1,681,873)	(1,681,873)
Valuation adjustment of held-for-sale assets	(5,430,273)	1,605,694	(3,824,579)
Intangible assets, net	$3,864,950	$4,054,912	$7,919,862

The fair value completion of the acquisition of Reinhart/Zappware and Reverse Acquisition disclosed in Note 1 and 4 resulted in an increase in goodwill of $8.2 million and intangible assets of $1.8 million for Reinhart/Zappware and increase in intangible assets of $10 thousand for NextTrip.

During the six-month period ended August 31, 2022, the Company performed the impairment assessment and recognized the impairment loss in operation loss from discontinued operations to reflect the expected recoverable amount upon the classification to held-for-sale assets, comprised of impairment loss on intangible assets of NextTrip amounting to $0.5 million, and impairment loss on goodwill of Reinhart/Zappware, amounting to $0.1 million and has recorded the valuation adjustment of held-for-sale assets in operation loss from discontinued operations amounting to $3.8 million.

As of February 28, 2022, the Company has reclassified goodwill and intangible assets as held for sale in non-current assets as follows:

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

The business of NextTrip represented the entirety of the NextTrip operating segment and Reinhart Digital TV was a part of NextMedia operating segment until February 28, 2022. Comparative figures included in the accompanying condensed consolidated financial statements have been reclassified as held for sale related to Reinhart/Zappware and NextTrip to conform with current period presentation.

The detail of assets and liabilities classified as held for sale as of August 31, 2022 and February 28, 2022 were as follows:

	Reinhart/Zappware
	August 31, 2022	February 28, 2022
Assets
Cash and cash equivalent	$1,093,770	2,185,719
Accounts receivable, net	986,233	839,612
Unbilled receivables	1,911,822	3,275,229
Other receivable	—	3,251
Work in progress	513,020	691,863
Prepaid expenses and other current assets	121,357	123,084
Intangible assets, net	3,864,950	—
Goodwill, net	14,556,122	—
Computers, furniture and equipment, net	68,051	—
Operating lease right-of-use asset	2,189,153	—
Security deposits	58,155	—
Total current assets held for sale	25,362,633	7,118,758

Intangible assets, net	—	6,468,491
Goodwill, net	—	10,996,865
Computers, furniture and equipment, net	—	149,791
Operating lease right-of-use asset	—	2,067,942
Security deposits	—	71,401
Total non current assets held for sale	—	19,754,490

Total assets	$25,362,633	26,873,248

Liabilities
Line of credit and notes payable, net	$2,624,216	2,878,274
Accounts payable and accrued expenses	4,012,059	3,557,080
Other current liabilities	—	264,905
Deferred revenue	539,206	2,040,787
Current portion of operating lease liability	2,189,152	493,622
Total current liabilities held for sale	9,364,633	9,234,668

Line of Credit and Notes Payable Long Term, net	—	270,808
Operating lease liability, net of current portion	—	1,574,320
Other long term liability	—	28,761
Total non current liabilities held for sale	—	1,873,889

Total liabilities	$9,364,633	11,108,557

Net asset	$15,998,000	15,764,691

	NextTrip
	August 31, 2022	February 28, 2022
Assets
Cash and cash equivalent	$130,085	151,122
Accounts receivables, net	—	1,056
Other receivables	—	1,197
Prepaid expenses and other current assets	50,799	60,861
Advance for investments	50,000	—
Intangible assets, net	4,054,912	—
Computers, furniture and equipment, net	24,364	—
Operating lease right-of-use asset	1,003,239	—
Security deposits	15,000	—
Total current assets held for sale	5,328,399	214,236

Intangible assets, net	—	1,309,396
Computers, furniture and equipment, net	—	41,671
Security deposits	—	15,000
Total non current assets held for sale	—	1,366,067
Total assets	$5,328,399	1,580,303

Liabilities
Accounts payable and accrued expenses	832,365	315,595
Deferred revenue	915,643	157,790
Current portion of operating lease liability	1,039,391	—
Total current liabilities held for sale	2,787,399	473,385
Total liabilities	$2,787,399	473,385
Net asset	2,541,000	1,106,918

	Total assets and liabilities held for sale
	August 31, 2022	February 28, 2022
Assets
Cash and cash equivalent	1,223,855	2,336,841
Accounts receivables, net	986,233	840,668
Unbilled receivables	1,911,822	3,275,229
Other receivables	—	4,448
Work in progress	513,020	691,863
Prepaid expenses and other current assets	172,156	183,945
Advance for investments	50,000	—
Intangible assets, net	7,919,862	—
Goodwill, net	14,556,122	—
Computers, furniture and equipment, net	92,415	—
Operating lease right-of-use asset	3,192,392	—
Security deposits	73,155	—
Total current assets held for sale	30,691,032	7,332,994

Intangible assets, net	—	7,777,887
Goodwill, net	—	10,996,865
Computers, furniture and equipment, net	—	191,462
Operating lease right-of-use asset	—	2,067,942
Security deposits	—	86,401
Total non current assets held for sale	—	21,120,557

Total assets	30,691,032	28,453,551

Liabilities
Line of credit and notes payable, net	2,624,216	2,878,274
Accounts payable and accrued expenses	4,844,424	3,872,675
Other current liabilities	—	264,905
Deferred revenue	1,454,849	2,198,577
Operating lease liability	3,228,543	493,622
Total current liabilities held for sale	12,152,032	9,708,053

Line of Credit and Notes Payable Long Term, net	—	270,808
Operating lease liability, net of current portion	—	1,574,320
Other long term liability	—	28,761
Total non current liabilities held for sale	—	1,873,889
Total liabilities	12,152,032	11,581,942

Net asset	18,539,000	16,871,609

The Consideration expected to be received by the Company upon closing of the transaction – Nonvoting convertible preferred shares of TGS compared with net book value of selling assets as of August 31, 2022 were as follows:

Net asset of Reinhart/Zappware as of August 31, 2022	15,998,000
Net asset of NextTrip as of August 31, 2022	2,541,000
Total net asset	18,539,000

Additional cash contribution to TGS per agreement	3,000,000
Cash transferred to NextTrip in May 2022	(1,500,000)
1,500,000

Less: Fair value of Reinhart/Zappware – non-controlling interest	(7,839,000)
Consideration expected to be received - Nonvoting convertible preferred shares of TGS	12,200,000

The operating results of held-for-sale entities included in the Company’s Statement of Comprehensive Income for the six-month and three-month period ended August 31, 2022 were as follows:

For the six-month ended August 31, 2022	Reinhart/ Zappware	NextTrip	Total
Revenue	$6,336,398	$366,016	$6,702,414
Cost of Revenue	1,404,945	252,045	1,656,990
Gross Profit	$4,931,453	$113,971	$5,045,424
Operating expenses	3,809,934	2,199,791	6,009,725
Valuation adjustment of held-for-sale assets	5,430,273	(1,605,694)	3,824,579
Impairment loss	63,436	466,128	529,564
Other Expense/(income)	147,864	30,783	178,647
Net profit (loss) before tax for the period from discontinued operations	$(4,520,054)	$(977,037)	$(5,497,091)
Estimated corporate taxes	$—	$—	$—
Net profit (loss) after tax for the period from discontinued operations	$(4,520,054)	$(977,037)	$(5,497,091)
Share loss of non-controlling interest	(2,214,826)	—	(2,214,826)
Net loss from discontinued operation attributable to parent	(2,305,228)	(977,037)	(3,282,265)

Other Comprehensive (loss) income:
Currency Translation from discontinued operation	$(1,083,361)	$—	$(1,083,361)
Comprehensive (loss) income	$(5,603,415)	$(977,037)	$(6,580,452)

Currency translation allocated to:
Equity holders of the Company	$552,514	$—	$552,514
Non-controlling interests of the subsidiaries	530,847	—	530,847
	$1,083,361	$—	$1,083,361

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$(2,857,741)	$(977,037)	$(3,834,778)
Non-controlling interests of the subsidiaries	(2,745,674)	—	(2,745,674)
	$(5,603,415)	$(977,037)	$(6,580,452)

For the three-month ended August 31, 2022	Reinhart/ Zappware	NextTrip	Total
Revenue	$2,308,736	$194,265	$2,503,001
Cost of Revenue	89,177	116,160	205,337
Gross Profit	$2,219,559	$78,105	$2,297,664
Operating expenses	2,068,901	1,028,531	3,097,432
Valuation adjustment of held-for-sale assets	5,430,273	(1,605,694)	(3,824,579)
Other Expense/(Income)	94,084	(29,586)	64,498
Net profit (loss) before tax for the period from discontinued operations	$(5,373,699)	$684,854	$(4,688,845)
Estimated corporate taxes	$—	$—	$—
Net profit (loss) after tax for the period from discontinued operations	$(5,373,699)	$684,854	$(4,688,845)
Share profit of non-controlling interest	(2,633,112)	—	(2,633,112)
Net profit (loss) from discontinued operation attributable to parent	(2,740,587)	684,854	(2,005,733)

Other Comprehensive (loss) income:
Currency Translation from discontinued operation	$(336,780)	$—	$(336,780)
Comprehensive (loss) income	$(5,710,479)	$684,854	$(5,025,625)

Currency translation allocated to:
Equity holders of the Company	$171,758	$—	$171,758
Non-controlling interests of the subsidiaries	165,022	—	165,022
	$336,780	$—	$336,780

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$(2,912,344)	$684,854	$(2,227,490)
Non-controlling interests of the subsidiaries	(2,798,135)	—	(2,798,135)
	$(5,710,479)	$684,854	$(5,025,625)

For the six-month ended August 31, 2021	Reinhart/ Zappware	NextTrip	Total
Revenue	$2,317,036	$36,890	$2,353,926
Cost of Revenue	1,152,770	34,231	1,187,001
Gross Profit	$1,164,266	$2,659	$1,166,925
Operating expenses	1,748,536	504,182	2,252,718
Other Expense	72,387	(27,011)	45,376
Net loss before tax for the period from discontinued operations	$(656,657)	$(474,512)	$(1,131,169)
Estimated corporate taxes	$52,755	$-	$52,755
Net loss after tax for the period from discontinued operations	$(603,902)	$(474,512)	$(1,078,414)
Share profit of non-controlling interest	(295,912)	-	(295,912)
Net loss from discontinued operation attributable to parent	(307,990)	(474,512)	(782,502)

Other Comprehensive loss:
Currency Translation from discontinued operation	$(262,567)	$-	$(262,567)
Comprehensive loss	$(866,469)	$(474,512)	$(1,340,981)

Currency translation allocated to:
Equity holders of the Company	$(133,909)	$-	$(133,909)
Non-controlling interests of the subsidiaries	(128,658)	-	(128,658)
	$(262,567)	$-	$(262,567)

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$(570,557)	$(474,512)	$(1,045,069)
Non-controlling interests of the subsidiaries	(295,912)	-	(295,912)
	$(866,469)	$(474,512)	$(1,340,981)

For the three-month ended August 31, 2021	Reinhart/ Zappware	NextTrip	Total
Revenue	$2,317,036	$36,890	$2,353,926
Cost of Revenue	1,152,770	34,231	1,187,001
Gross Profit	$1,164,266	$2,659	$1,166,925
Operating expenses	1,748,536	504,182	2,252,718
Other Expense	72,387	(27,011)	45,376
Net loss before tax for the period from discontinued operations	$(656,657)	$(474,512)	$(1,131,169)
Estimated corporate taxes	$52,755	$-	$52,755
Net loss after tax for the period from discontinued operations	$(603,902)	$(474,512)	$(1,078,414)
Share profit of non-controlling interest	(295,912)	-	(295,912)
Net loss from discontinued operation attributable to parent	(307,990)	(474,512)	(782,502)

Other Comprehensive loss:
Currency Translation from discontinued operation	$(262,567)	$-	$(262,567)
Comprehensive loss	$(866,469)	$(474,512)	$(1,340,981)

Currency translation allocated to:
Equity holders of the Company	$(133,909)	$-	$(133,909)
Non-controlling interests of the subsidiaries	(128,658)	-	(128,658)
	$(262,567)	$-	$(262,567)

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$(570,557)	$(474,512)	$(1,045,069)
Non-controlling interests of the subsidiaries	(295,912)	-	(295,912)
	$(866,469)	$(474,512)	$(1,340,981)

The net cashflow of held-for-sale entities are included in the Company’s cash flow statement for the six-month period ended August 31, 2022 and 2021 were as follows:

For the six-month ended August 31, 2022	Reinhart/ Zappware	NextTrip	Total
Net cash flows from operating activities	1,790,926	1,178,085	2,969,011
Net cash flows used in investing activities	(2,754,585)	(2,699,122)	(5,453,707)
Net cash flows from (used in) financing activities	(128,290)	1,500,000	1,371,710
Net decrease in cash and cash equivalent	$(1,091,949)	$(21,037)	$(1,112,986)

For the six-month ended August 31, 2021	Reinhart/ Zappware	NextTrip	Total
Net cash flows from operating activities	$7,938,801	2,052,310	9,991,111
Net cash flows used in investing activities	(9,899,377)	(2,048,753)	(11,948,130)
Net cash flows from financing activities	3,453,686	-	3,453,686
Net increase in cash and cash equivalent	$1,493,110	3,557	1,496,667

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

Other than disclosed elsewhere, the Company had the following significant related party transactions for the six months ended August 31, 2022 and August 31, 2021:

	For the six months ended
	August 31, 2022	August 31, 2021
Payment of contract cost:
HotNow (Thailand) Company Limited	$—	499,843
Payment of loan interest
Magnolia Quality Development Corporation Limited	—	21,097
Tree Roots Entertainment Group Company Limited	—	22,077
General and admin expense:
HotNow (Thailand) Company Limited	237,436	—
Rental expense:
Tree Roots Entertainment Group Company Limited	—	54,078
Technology and development expense:
HotNow (Thailand) Company Limited	1,068	—
Operating expense:
HotNow (Thailand) Company Limited	—	188,492
Interest expense of loan from:
HotNow (Thailand) Company Limited	634	—
Magnolia Quality Development Corporation Limited	19,606	21,446
Tree Roots Entertainment Group Company Limited	$14,160	51,262

The Company had the following related party balances as of August 31, 2022 and February 28, 2022:

	Nature	August 31, 2022	February 28, 2022
Amounts due from related parties:
HotNow (Thailand) Company Limited	Other receivable	—	155,425
Total		$—	155,425

Amounts due to related parties:
HotNow (Thailand) Company Limited	Account payable	312	393
	Accrued expense	1,071	—
Magnolia Quality Development Corporation Limited	Accrued expense	15,530	3,169
Tree Roots Entertainment Group	Accrued expense	41,627	32,700
Axion Interactive Inc.	Accrued expense	1,770	1,770
Red Anchor Trading Corporation	Account payable	—	395,782
Total		$60,310	433,814

Notes payable:
Magnolia Quality Development Corporation Limited		411,647	459,024
Tree Roots Entertainment Group		274,431	306,016
Immediate Family Member		—	966,314
Total		$686,078	1,731,354

Significant agreements with related parties

On March 24, 2021, HotPlay Thailand entered into a short-term loan with MQDC for $480,000 (15,000,000 Thai Baht) with an interest rate of 9% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $6,619 as of August 31, 2022.

During June and July 2020, HotPlay Thailand entered into a short-term loan with TREG for the aggregate principal amount of $543,000 (17,000,000 Thai Baht) with an interest rate of 9.75% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $4,780 as of August 31, 2022. On May 31, 2021, HotPlay Thailand repaid 7,000,000 Thai Baht (approximately $223,000 US) in connection with the short-term loan from TREG.

Next Bank currently holds a $705,000 loan that was purchased in 2020 at a discounted purchase price of $647,776, when NextBank was not partially or wholly owned by the Company. The borrower is an entity affiliated with a current member of the Bank’s board of directors. The loan bears interest at an annual rate of 10%. It is expected to be fully collected in Q3 FY2023. As of August 31, 2022, the outstanding balance was $705,000.

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

On May 2, 2022, the Company completed such assets acquisitions from Fighter Base and Token IQ, and pursuant to the terms of the respective IPP Agreements, the Company issued shares of its common stock as consideration for the purchase from Fighter Base and Token IQ in the amount of 1,666,667 and 1,250,000 shares, respectively. The Company recorded at fair value of the common stock issued on May 2, 2022, at a closing price $0.415 per share, as intangible asset under development, as of the recognition date and as of August 31, 2022 the balance amounted to $1,210,417.

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

On August 11, 2022, the British Columbia Securities Commission (the “BCSC”) announced the revocation order, however, the securities of Axion will remain suspended from trading on the TSX Venture Exchange pending the completion of a reinstatement application to the TSX Venture Exchange. The management has closely monitored Axion’s trading status and will take further action once the stock resumes trading in an active market. As of August 31, 2022, total prepayment was $937,117 which is expected to be recovered in full.

Letter of Intent of Potential acquisition of 100% of a Bank Holding Company

On November 1, 2021, the Company signed a non-binding Letter of Intent to acquire 100% of the capital stock of a bank holding company which is the 100% owner of a community bank. In connection with the execution of the non-binding Letter of Intent, on November 10, 2021, the Company made a non-refundable deposit of $1,000,000 on behalf of itself and other parties to the acquisition (as discussed below), which shall be credited against the purchase price at closing, if completed. The acquisition, if completed, will be made with other parties, to be named subsequently, and it is expected that no individual party will acquire more than 24.9% of said bank holding company. There is no legal obligation between the parties with respect to the acquisition unless and until the parties enter into a definitive agreement with respect thereto. Closing of the transaction will be subject to regulatory approvals, amongst other things. The balance as of August 31, 2022 was in the amount of $1,000,000.

Note 6.2 – Investment in Unconsolidated Affiliates

Soma Innovation Lab Joint Venture

On March 8, 2021, the Company entered into a Joint Venture Agreement with Soma Innovation Lab (“Soma”). Pursuant to the agreement, the parties agreed to form a joint venture for designing hyper-personalized experiences for targeted gamers. The agreement requires the Company to provide Soma the use of the HotPlay technology, assuming the Company acquire ownership of such technology as a result of the closing of the Company’s pending Share Exchange (as defined below), with HotPlay (as defined below), which technology is owned by HotPlay, and that the Company would issue the principals of Soma 72,000 shares of restricted common stock (valued at $180,000), of which $45,000 was earned immediately and the remaining shares will be earned at the rate of 6,000 per month. Pursuant to the agreement, Soma agreed to provide the Company use of an email client list and other services. The joint venture is owned 50/50 between us and Soma, with net profits/revenues paid pursuant to the same 50/50 split. In the event the joint venture achieves revenue in excess of expenses and the Company recovers the $180,000 value of the shares, then the Company agreed to issue Soma a bonus of 50,000 shares of restricted common stock. The joint venture (and agreement) each have a term of two years. The Company also agreed to use Soma for certain work to be performed on its websites and travel magazine and agreed to pay Soma $75,000 per month ($225,000 in aggregate) for such work, payable by way of the issuance of 90,000 shares of restricted common stock. As of August 31, 2022, no development and activity has been started. Soma is anticipated to continue the project with NextTrip after completion of the sale thereof to TGS.

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

On August 31, 2022, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.0003 per share, valued at an aggregate of $1,843. Any change in fair value is recognized as other expense in statement of income as of August 31, 2022.

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

The Company owned 3,461 shares of Recruiter’s common stock as of August 31, 2022. As of August 31, 2022, each share of Recruiter’s common stock was valued at $1.6 per share, which changed the fair value of the 3,461 shares of Recruiter common stock to $5,555.

The net change in the fair value is recognized as other expense in statement of income as of August 31, 2022.

Acquisition of Axion Shares

The investment in affiliate at cost of $4,856,825 represents the Company’s acquisition of approximately 33.85% of Axion on November 16, 2020. Pursuant to the Axion Exchange Agreement (as defined in Note 7, below), which closed on November 16, 2020, the Axion Stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company, which automatically converted into 7,417,700 common shares of the Company on June 30, 2021. As of August 31, 2022, the outstanding amount of this investment was $4,415; there was no change in market price during the six-month period ended August 31, 2022.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One Limited (one of the Axion Stockholders), to purchase 1,914,250 shares of the Company’s common stock, with an exercise price of $2.00 per share. The warrants vest on the earlier of (i) the date the Axion debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021 or the warrants will terminate. Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of August 31, 2022, these warrants are no longer outstanding.

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

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to approximately 33.85% of the then outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”); and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024 (the “Axion Debt”), for (i) 3,828,500 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); and (ii) a warrant, granted to Cern One, to purchase 1,914,250 shares of the Company’s common stock (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events (described below). Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a trading suspension by the TSX Venture Exchange, which impacts Axion.

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

Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of August 31, 2022, these warrants are no longer outstanding.

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

As of August 31, 2022, the recoverable amount of Axion receivables net allowance for credit loss were $4.6 million.

Note 8 – Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of August 31, 2022:

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Software development costs	3.0 - 5.0 years	$492,094	200,000	6,301	285,793
Trademark & License	1.0 - 20.0 years	6,214,698	-	1,327,304	4,887,394
CIP – Software development		11,328,518	-	-	11,328,518
		$18,035,310	200,000	1,333,605	16,501,705

Intangible assets are amortized on a straight-line basis over their expected useful lives, which is estimated to be 1-20 years. The expected useful lives are determined as to reflect the expected pattern of consumption of the future economic benefits embedded in the assets.

Amortization expense related to website development costs and intangible assets, excluding amortization of debt issuance costs, was $0.1 million and $0.2 million for the six-month periods ended August 31, 2022 and 2021, respectively.

Based on the carrying value of definite-lived intangible assets as of August 31, 2022, we estimate our amortization expense for the next five years will be as follows:

As of August 31, 2022	Amortization Expense
2023	$1,249,046
2024	1,729,261
2025	1,629,784
2026	565,096
2027	-
$5,173,187

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

The consummation of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) occurred on April 4, 2022, following the execution of the Asset Purchase Agreement on March 30, 2022. The acquired asset had a balance, as of August 31, 2022, in the amount $5,000,000 presented as intangible asset under development as it needed further development to align with its business use and purpose. The consideration paid as of May 21, 2022 amounted to $2,950,000.

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

On May 2, 2022, the Company completed such assets acquisition from Fighter Base and Token IQ, and pursuant to the terms of the respective IPP Agreements, the Company issued shares of its common stock as consideration for the purchase from Fighter Base and Token IQ in the amount of 1,666,6667 and 1,250,000 shares, respectively. The Company recorded at fair value of the common stock issued on May 2, 2022, at a closing price $0.415 per share. As of the recognition date and as of August 31, 2022, the total balance amounted to $1,210,417, presented as intangible asset under development as it needed further development to align with its business use and purpose.

Note 9 – Notes Payable

Description	As of August 31, 2022	As of February 28, 2022
Streeterville Capital, LLC	$4,517,639	$4,053,736
Business Brokers, LLC	678,750	725,000
McCarthy Tetrault LLP	362,893	—
Total	5,559,282	4,778,736
Less: Debt issuance cost	(325,833)	(315,265)
Line of Credit and Notes Payable, net	5,233,449	4,463,471
Less: Current portion of Line of Credit and Notes Payable	(5,233,449)	(4,463,471)
Line of Credit and Notes Payable Long Term, net	$—	$—

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

On April 29, 2022, the Company entered into the Standstill Agreement with Streeterville, pursuant to which, Streeterville agreed not to seek to redeem any portion of the October 2021 Streeterville Note (in the original principal amount of $1,665,000) until September 18, 2022. As consideration for such agreement, the outstanding balance of the October 2021 Note was increased by $87,639.33 (the “Standstill Fee”); as a result, the outstanding balance of the October 2021 Note as of April 29, 2022 was $1,840,912.84 (including outstanding interest). Subsequently on September 22, 2022, the Company elected the redemption deferral option which added $38,331.27 to the principal for a total outstanding principal balance of $1,790,971 as of the same date.

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

As of August 31, 2022, the remaining balances of the outstanding Streeterville notes were as follows:

i)	The October 2021 Note: principal balance of $1,752,639, accrued interest of $152,778 and accumulated unamortized debt issuance cost of $31,894.

ii)	The May 2022 Note: principal balance of $2,765,000, accrued interest of 92,119 and accumulated unamortized debt issuance cost of $293,939.

Loan agreement with Business Brokers, LLC

Effective November 1, 2021, a subsidiary of the Company obtained a credit facility of $ 0.725 million from Business Brokers, LLC to which it engages regularly in the issuance of construction and commercial loans. The facility is guaranteed by notes receivable.  The facility carries a blended interest of 14.05% per annum and is repayable upon the collection of the notes that guarantees it, or the Company decision to repay it in full, whichever comes first, with interest only monthly payments requirement. As of August 31, 2022, the loans had outstanding balance of $0.682 million.

June 2022 Promissory Notes

On June 13, 2022, the Company entered into two promissory notes, each in the principal amount of approximately CAD $231,121 (USD $178,234), with its former legal counsel, which notes were issued, along with a CAD $10,000 (USD $7,712) in lieu of immediate payment of outstanding amounts payable to such counsel for legal services previously rendered to the Company. The first note matured on July 31, 2022, and the second note matured on September 1, 2022; provided, however, that if the Company fails to repay the first note in full on or before its maturity date, then the second note will automatically become immediately due and payable. Both notes are unsecured and accrue interest at a rate of 18% per annum. The Company is in the process of re-negotiating the payment schedules.

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $0 and $1,102,068 as of August 31, 2022 and February 28, 2022, respectively. These dividends were paid in April 2022.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of August 31, 2022 and February 28, 2022.

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

As of August 31, 2022 and February 28, 2022, the Company had 0 shares of Series B Preferred Stock issued and outstanding.

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

As of August 31, 2022 and February 28, 2022, the Company had 0 shares of Series C Preferred Stock issued and outstanding.

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

The Company had 0 shares of Series D Preferred Stock outstanding as of August 31, 2022 and February 28, 2022.

Common Stock

During the six-months ended August 31, 2022, the following shares of common stock were issued:

-	698,593 shares of common stock for Board of Directors’ compensation, valued at $256,314.

-	506,577 shares of common stock for consulting services, valued at $367,112.

-	3,136,605 shares of common stock for assets purchased, valued at $1,262,366.

The Company had 112,701,795 and 108,360,020 shares of common stock issued and outstanding at August 31, 2022 and February 28, 2022, respectively.

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

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of August 31, 2022, and February 28, 2022, and changes in such warrants outstanding for the quarter ending August 31, 2022:

	Warrants	Weighted Average Exercise Price

Outstanding, February 28, 2022	14,811,679	$2.05
Warrants expired	(380,771)	5.15
Outstanding, August 31, 2022	14,430,908	$1.97
Common stock issuable upon exercise of warrants	14,430,908	$1.97

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

On August 31, 2022, there were warrants outstanding to purchase an aggregate of 14,430,908 shares of common stock with a weighted average exercise price of $1.97 and weighted average remaining life of 4.22 years.

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

As of August 31, 2022, none of the Warrants have been exercised by the holders thereof.

Note 11 – Commitments and Contingencies

The Company entered into an office lease in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021, through July 31, 2028. As per the Separation Agreement by and between the Company, Reinhart/Zappware and NextTrip, however, the Company has transferred the office lease contract to NextTrip from May 1, 2022 onwards and therefore presented under assets and liabilities held for sale. On August 25, 2022, the Company entered into an office lease in Sunrise, Florida for a term of six months from September 1, 2022, through January 30, 2023. Additionally, the Group rents office space located in Puerto Rico and Thailand with lease terms ranging from five to nine years.

The following schedule represents obligations and commitments on the part of the Company:

	Current	Long Term
	FYE 2023	FYE 2024	Totals
Office Leases	$229,709	$331,489	$561,199
Insurance and Other	35,153	7,200	42,353
Totals	$264,862	$338,689	$603,551

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

The entire IDS Settlement, agreements, and amendment are part of the proposed sale of NextTrip, whereby upon closing of the proposed transaction, the IDS settlement will no longer be a responsibility of the Company; provided, however, that, if the Company fails to make certain required installment payments to NextTrip within five (5) business days of being due, such IDS payment obligations will revert back to the Company. As of August 31, 2022, the Company failed to make such payments.

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

As of August 31, 2022, there has been no significant update in the court proceedings.

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

As of August 31, 2022, the Company has two operating segments consisting of (i) the NextMedia Division, which consists of HotPlay, and (ii) the NextFinTech Division, which consists of Longroot and NextBank. The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level. At the reporting date, only NextFinTech generated revenue from operation.

As described in Note 14 for the strategic sales of NextTrip and Reinhart/Zappware units, the business of NextTrip represented the entirety of the NextTrip operating segment and Reinhart Digital TV was a part of NextMedia operating segment prior to being classified as held for sale. As of August 31, 2022, they were classified as held for sale and therefore no longer presented in segment reporting.

Schedule of segments

For the six-month ended August 31, 2022	NextFinTech	NextMedia	Totals
Revenue	$922,948	—	922,948
Cost of revenue	$668,024	—	668,024
Gross profit	$254,924	—	254,924

Operating expenses:
General and administrative	$1,621,401	309,685	1,931,086
Salaries and benefits	1,817,910	506,662	2,324,572
Depreciation and amortization	55,181	296,210	351,391
Others	344,683	80,363	425,046
Total operating expenses	$3,839,175	1,192,920	5,032,095

Operating loss	$(3,584,251)	(1,192,920)	(4,777,171)

Other income/(expense)	$(37,195)	(36,829)	(74,024)

Net (loss) before tax – reportable segment	$(3,621,446)	(1,229,749)	(4,851,195)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			4,752,187
- Salaries and benefits			563,611
- Other operating expenses			1,229,636
- Interest expense			351,535
			6,896,969
Net (loss) before tax from continuing operation			(11,748,164)

Segment assets	45,344,058	18,124,686	63,468,744
Unallocated assets			7,309,599
Assets from discontinued operation			30,691,032
Total asset			101,469,375

For the three months ended August 31, 2022	NextFinTech	NextMedia	Totals
Revenue	$456,397	—	456,397
Cost of revenue	$565,057	—	565,057
Gross profit	$(108,660)	—	(108,660)

Operating expenses:
General and administrative	$779,797	168,479	948,276
Salaries and benefits	967,113	247,810	1,214,923
Depreciation and amortization	29,815	149,612	179,427
Others	208,646	35,038	243,684
Total operating expenses	$1,985,371	600,939	2,586,310

Operating loss	$(2,094,031)	(600,939)	(2,694,970)

Other expenses	$(72,423)	(26,729)	(99,152)

Net (loss) before tax – reportable segment	$(2,166,454)	(627,668)	(2,794,122)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			3,431,942
- Salaries and benefits			243,816
- Other operating expenses			468,394
- Interest expense			206,150
			4,350,302
Net (loss) before tax from continuing operation			(7,144,424)

For the six-month ended August 31, 2021	NextFinTech	NextMedia	Totals
Revenue	$293,357	-	293,357
Cost of Revenue	$87,339	-	87,339
Gross Profit	$206,018	-	206,018

Operating expenses:
General and administrative	$439,821	431,286	871,107
Salaries and benefits	282,221	616,275	898,496
Depreciation and amortization	15,070	276,065	291,135
Others	92,150	97,143	189,293
Total operating expenses	$829,262	1,420,769	2,250,031

Operating loss	$(623,244)	(1,420,769)	(2,044,013)

Other income/(Expense)	$48,227	(44,164)	4,063

Net (loss) before tax - reportable segment	$(575,017)	(1,464,933)	(2,039,950)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			865,104
- Salaries and benefits			657,003
- Other operating expenses			5,385,210
- Interest expense			(42,910)
			6,864,407
Net (loss) before tax from continuing operation			(8,904,357)

Segment assets	24,567,254	9,377,925	33,945,179
Unallocated assets			49,410,901
Assets from discontinued operation			20,410,583
Total asset			103,766,663

For the three-month ended August 31, 2021	NextFinTech	NextMedia	Totals
Revenue	$293,357	-	293,357
Cost of revenue	$87,339	-	87,339
Gross profit	$206,018	-	206,018

Operating expenses:
General and administrative	$439,821	293,377	733,198
Salaries and benefits	282,221	438,149	720,370
Depreciation and amortization	15,070	141,307	156,377
Others	92,150	14,211	106,361
Total operating expenses	$829,262	887,044	1,716,306

Operating loss	$(623,244)	(887,044)	(1,510,288)

Other income/(expense)	$48,227	(1,994)	46,233

Net (loss) before tax - reportable segment	$(575,017)	(889,038)	(1,464,055)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			865,104
- Salaries and benefits			657,003
- Other operating expenses			5,387,994
- Interest expense			(42,910)
			6,867,191
Net (loss) before tax from continuing operation			(8,331,246)

There were no reconciling or inter-company items between segments during the three-month and six-month period ended August 31, 2022.

Schedule of geographic information

	For three-month period ended		For six-month periods ended
Revenue	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
United States and Puerto Rico	$456,397	$293,357	$922,948	$293,357
	$456,397	$293,357	$922,948	293,357

Long-lived Assets	August 31, 2022	February 28, 2022
United States and Puerto Rico	$31,972,923	$44,128,496
Europe	—	11,913,658
Thailand	10,205,934	9,951,343
	$42,178,857	$65,993,497

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

Note 14– Subsequent Events

IDS Settlement

On September 6, 2022, the Court entered the Agreed Order. The Court ordered that (i) each remaining monthly payment shall be made payable to a new IDS counsel’s Trust Account., (ii) the counsel will make distribution pursuant to the Court Order.

On September 14, 2022, IDS’s counsel submitted to the Company a notice of default regarding the monthly payment required by the Court Order dated September 6, 2022. The Company has 7 business days to cure the default by remitting the required payment. The Company requested an extension of time; however, it was denied by IDS. As a result, the Company is deemed a default as of September 24, 2022. Pursuant to the IP Purchase Amendment clause 1.4, IDS shall be entitled to entry of a default judgement against NextPlay in the amount of the differential, if any, between the realized value of the NextPlay shares upon sale in the open market by IDS and the unpaid amount of the Payment.

Note Purchase Agreements: Streeterville Capital, LLC

On September 19, 2022, the Company received a redemption notice of $375,000 from Streeterville. The Company exercised its right of deferral. As a result, the Company was charged a 2% deferral fee of the outstanding balance in the amount of $38,331.27.

NextBank: Revolving Line of Credit

Effective October 4, 2022, NextBank entered into a revolving credit line facility with a lender pursuant to which the lender provided a $200,000,000 revolving line of credit facility to NextBank to be used to fund loans secured by domestic US commercial real estate properties in accordance with underwriting guidelines established by NextBank.

NextFintech Investment Commitment

Effective October 16, 2022, the Company and its wholly-owned subsidiaries, Next Fintech Holdings, Inc. (“NextFintech”), a Delaware corporation and NextBank International, Inc., a Puerto Rico corporation licensed as an Act 273-2012 international financial entity (“NextBank”), entered into a stock purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which NextFintech agreed to sell 80 shares of its common stock at a price of $187,500.00 (“NextFintech Common Stock”) per share for an aggregate purchase price of $15,000,000, or a $150,000,000 pre-money valuation.

In addition, in connection with the above, NextBank (i) agreed to issue warrants (the “Warrant”) to purchase 1,000,000 shares of the Company’s common stock it beneficially holds to Investor at $0.50 per share and (ii) agreed to issue an exchange option (the “Exchange Option”) to the Investor pursuant to which, for a period commencing six (6) months following the closing and ending on the date that is twenty-four (24) months following the closing, at the election of the Investor, the Investor may exchange its 80 shares of NextFintech Common Stock for equity of NextBank equal to 18.8% of NextBank, subject to compliance with necessary regulatory approvals that are required of NextBank prior to a change in ownership, if any (collectively, the “Offering”).

The Offering is expected to close in the coming weeks.

The Warrant is issued by NextBank and has a term of three (3) years and is exercisable for cash. The shares of Company common stock issuable upon exercise of the Warrant are currently outstanding shares held by NextBank and do not represent a new issuance of securities by the Company.

In connection with the Offering, NextFintech, the Company and the Investor entered into an investor rights agreement (the “Investor Rights Agreement”) pursuant to which, among other things, (i) grants a right of first refusal to NextFintech and, secondarily, to the Company, to purchase any NextFintech Common Stock proposed to be transferred by the Investor, (ii) a drag-along right in favor of the Investor in the event NextFintech agrees to sell 50% or more of the outstanding voting power of NextFintech, and (iii) grant board seats to Investor or its representative on the NextFintech and NextBank board of directors or, in the event of the exercise of the Exchange Option, such NextFintech board seat is transferred such that the Investor shall have two (2) NextBank board seats

In accordance with ASC 855-10 “Subsequent Events”, the company has analyzed its operations subsequent to August 31, 2022, to October 24, 2022, the date when the financial statements were issues. The Management of the Company determined that there were no reportable events other than those noted that occurred during that subsequent period to be disclosed or recorded.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the six months ended August 31, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

OVERVIEW

During the six month period ended August 31, 2022, NextPlay Technologies, Inc., together with its consolidated subsidiaries, is building a technology solutions company, offering games, in-game advertising, digital asset products and services to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (“AdTech”), Artificial Intelligence (“AI”) and financial technology (“FinTech”) solutions to leverage the strengths and channels of its existing and acquired technologies.

As of August 31, 2022, NextPlay is organized into two divisions: (i) NextMedia, the Company’s Interactive Digital Media Division and (ii) NextFinTech, the Company’s Finance and Technology Division.

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

As consideration for the sale of Reinhart and NextTrip, upon closing of the transaction, (i) the Company will receive 232,380,952 shares of newly created nonvoting convertible preferred stock of TGS (the “TGS Preferred”), valued at $12.2 million, and (ii) Messrs. Kerby and Monaco, both of whom hold certain equity interests in NextTrip (discussed above), will receive an aggregate of 69,714,286 shares of TGS common shares, valued at $3.66 million, of which 11,619,048 TGS common shares will be held in escrow for a period of time.  The TGS Preferred shares will be redeemable in certain situations, can be sold subject to certain transfer restrictions (including a right of first refusal in favor of TGS), and may be converted into shares of TGS common shares in certain limited circumstances, including mandatory conversion upon the occurrence of certain events. In the event that the TGS Preferred shares are converted into TGS common shares by the Company at any time, the Company is obligated to distributed all such TGS common shares in a stock dividend to its shareholders. Concurrently with a determination to convert the TGS Preferred shares into shares of TGS common stock, if ever, the Company will set a shareholder record date for a special dividend to distribute all of the common shares of TGS held by the Company to the Company’s shareholders, on a pro-rata basis.

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

As a result of the foregoing, as of August 31, 2022, Reinhart/Zappware and NextTrip were no longer treated as a division of the Company; accordingly, for the six-month period ended August 31, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia.

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

RESULTS OF OPERATIONS

As discussed elsewhere in this report, as a result of the proposed sale of NextTrip and Reinhart/Zappware to TGS, Reinhart/Zappware and NextTrip were no longer treated as a division of the Company, and instead have been classified as assets held for sale; accordingly, unless otherwise stated, the results of continuing operations included herein for the six-month period ended August 31, 2022 exclude the results of NextTrip and Reinhart/Zappware.

For the Six months Ended August 31, 2022 Compared to Six months Ended August 31, 2021

Revenues

Our total revenues increased to $0.92 million for the six months ended August 31, 2022, as compared to $0.29 million for the six months ended August 31, 2021. The increase is derived from the loan portfolio organic growth and increase in financial services of NextBank.

Cost of Revenues

Our total cost of revenues increased to $0.66 million for the six months ended August 31, 2022, compared to $0.09 million for the six months ended August 31, 2021. Our gross profit was $0.25 million for the six months ended August 31, 2022, compared to $0.21 million for the six months ended August 31, 2021. Cost of revenues and gross profit increased in line with revenue of NextBank.

Operating Expenses

Our operating expenses include general and administrative, salaries and benefits, technology and development, stock-based compensation, selling and promotion and depreciation and amortization. Our operating expenses increased to $11.56 million for the six months ended August 31, 2022, as compared to the $4.48 million for the six months ended August 31, 2021.

This increase was mainly related to:

(i)	General and administrative expenses, which increased to $6.68 million for the six months ended August 31, 2022, as compared to $1.74 million for the six months ended August 31, 2021. The increase is mainly due to professional and consultant fees of $4.44 million;

(ii)	$1.33 million increase in salaries and benefits, due to having an increased number of employees 2022 compared to 2021;

(iii)	$0.40 million increase in technology and development, due to professional fees and software license expenses;

(iv)	$0.41 million increase in stock-based compensation given to consultants and business vendors;

(v)	$0.11 million decrease in selling and promotion expenses, due to the operation for the prior period from NextTrip; and

(vi)	$0.11 million increase in depreciation and amortization from a larger asset size of the Company.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, impairment loss, interest income or expense, and other income or expense. Our total other expenses amounted to $0.47 million for the six months ended August 31, 2022, compared to other expenses of $4.63 million for the six months ended August 31, 2021. The period over period change is mainly attributable to the valuation loss on investments of $4.62 million.

Non-Controlling Interest

We had an increase in loss in non-controlling interest of $1.63 million for the six months ended August 31, 2022, compared to a loss in non-controlling interest of $0.78 million for the six months ended August 31, 2021, mainly due to a loss from operation for the period from Reinhart/Zappware in the 2022 period.

Net Loss after tax from continuing operation

We had a net loss attributable to the Company of $11.55 million for the six months ended August 31, 2022, compared to a net loss attributable to the Company of $8.43 million for the six months ended August 31, 2021, primarily due to the increase in operating expenses of $6.98 million.

Net Loss after tax from discontinued operation

Loss from discontinued operations $5.50 million represents 2 reporting entities below:

(i)	Reinhart/Zappware: net loss from operation of $4.52 million and

(ii)	NextTrip: net loss from operation of $0.98 million, as the global travel demand slowly recovered.

The discontinued operations classified as held for sale were considered for its impairment since March 1, 2022 and did not continue to depreciate/amortize their fixed assets per accounting standard, this primarily resulted in net profit for Reinhart/Zappware.

LIQUIDITY AND CAPITAL RESOURCES

On August 31, 2022, we had $2.72 million of cash and cash equivalents, which was decreased from $4.28 million as of February 28, 2022 due primarily to cash out flow from investing activities of $4.82 million for intangible asset acquisition.

As of August 31, 2022, the Company had total current liabilities of $52.54 million, which represented:

-	Line of credit and notes payable of $5.23 million, mainly consisting of notes payable to Streeterville;

-	Accounts payable and accrued expense of $8.38 million;

-	Customer deposits of $25.76 million from NextBank; and

-	Liabilities classified as held for sale of $12.15 million, mainly consisting of liabilities of Reinhart/Zappware and NextTrip.

As of August 31, 2022, we had approximately $101.47 million in total assets, $52.93 million in total liabilities and a total accumulated deficit of $54.01 million.

Cash used in operating activities was $0.17 million for the six months ended August 31, 2022, compared to $3.77 million of cash used in operating activities during the six months ended August 31, 2021. The increase was mainly due to operating expense and other related activities.

Net cash used in investing activities was $4.82 million for the quarter ended August 31, 2022, as compared to net cash generated in investing activities of $12.29 million for six months ended August 31, 2021. The cash used in investing activities are mainly attributable to the intangible asset acquisition of GoGame and travel platform in 2022 while 2021 represented HotPlay’s cashflow for reverse takeover activities.

Net cash generated in financing activities was $1.09 million for the six months ended August 31, 2022, compared to net cash used in by financing activities of $0.02 million for the six months ended August 31, 2021. In 2022, the decrease was primarily due to proceed from notes payable - related party of $1.36 million while 2021 represented HotPlay’s cashflow received from shareholders in conjunction with the reverse takeover activities.

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

We have limited financial resources. As of August 31, 2022, we have working capital of $6.75 million. Our monthly cash requirement is approximately $1.4 million.

We will need to raise additional capital or borrow loans to support the on-going operation, increase market penetration of our products, expand the marketing and development of our technology driven products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, and systems for managing the business including covering other operating costs until our planned revenue streams from all businesses and products are fully implemented and begin to offset our operating costs. Our failure to obtain additional capital to finance our working capital needs on acceptable terms, or at all, would negatively impact on our business, financial condition, and liquidity. We currently have limited resources to satisfy these obligations, and our inability to do so could have a material adverse effect on our business and ability to continue as a going concern.

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

As of August 31, 2022, the remaining aggregate principal balance of the March 2021 Streeterville Notes was $0.

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

On April 29, 2022, the Company entered into the Standstill Agreement with Streeterville, pursuant to which, Streeterville agreed not to seek to redeem any portion of the October 2021 Streeterville Note (in the original principal amount of $1,665,000) until September 18, 2022. As consideration for such agreement, the outstanding balance of the October 2021 Note was increased by $87,639.33 (the “Standstill Fee”); as a result, the outstanding balance of the October 2021 Note as of April 29, 2022 was $1,840,912.84 (including outstanding interest). Subsequently on September 22, 2022, the Company elected the redemption deferral option which added $38,331.27 to the principal in which increased the outstanding principal balance to $1,790,971 as of the same date.

As of August 31, 2022, the remaining aggregate principal balance of the October 2021 Streeterville Notes was $1,752,639, plus accrued interest of $152,778.

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

As of August 31, 2022, the remaining aggregate principal balance of the May 2022 Streeterville Notes was $2,765,000, plus accrued interest of $92,119.

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

June 2022 Promissory Notes

On June 13, 2022, the Company entered into two promissory notes, each in the principal amount of approximately CAD $231,121 (USD $178,234), with its former legal counsel, which notes were issued, along with a CAD $10,000 (USD $7,712) in lieu of immediate payment of outstanding amounts payable to such counsel for legal services previously rendered to the Company. The first note matured on July 31, 2022, and the second note matured on September 1, 2022; provided, however, that if the Company fails to repay the first note in full on or before its maturity date, then the second note will automatically become immediately due and payable. Both notes are unsecured and accrue interest at a rate of 18% per annum. The Company is in the process of re-negotiating the payment schedules.

Operating Leases Obligation

The Company entered into an office lease in Sunrise, Florida where we leased approximately 5,279 square feet of office space at 1560 Sawgrass Corporate Parkway, Suite 130, Sunrise, Florida 33323. In accordance with the terms of the office space lease agreement, the Company will be renting the commercial office space, for a term of almost eight years from March 1, 2021, through July 31, 2028, with rental costs amounting to approximately $17,380 per month for the duration of the lease. As per the Separation Agreement by and between the Company, Reinhart/Zappware and NextTrip, however, the Company has transferred the office lease contract to NextTrip from May 1, 2022 onwards and therefore presented under assets and liabilities held for sale. On August 25, 2022, the Company entered into an office lease in Sunrise, Florida for a term of six months from September 1, 2022, through January 30, 2023. Additionally, the Group rents office space located in Puerto Rico, Thailand with lease terms ranging from five to nine years, with rental costs for all such properties amounting to an aggregate of approximately $19,546.14 per month.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022, which was filed with the SEC on June 21, 2022, are those that depend most heavily on these judgments and estimates. As of August 31, 2022, there had been no material changes to any of the critical accounting policies contained therein.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut, our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of August 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of August 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of August 31, 2022, the Company had an accumulated deficit of $54.01 million. Net loss after tax from continuing operation and from discontinued operations for the six months ended August 31, 2022, amounted to $11.75 million and $5.50 million, respectively. Our FinTech Division generated gross profits of $0.25 million for the six months ended August 31, 2022, and as of August 31, 2022, we had working capital of $6.75 million. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

We currently have a monthly cash requirement of approximately $1.4 million. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of August 31, 2022 and February 28, 2022, we had $52.54 million and $28.54 million of current liabilities, respectively.

We have derived our funding of operations mainly with equity transactions and with the proceeds from debt offerings.

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

On June 29, 2022, we announced that we had entered into a series of agreements with TGS, pursuant to which the Company agreed to sell TGS its travel and media businesses, subject to satisfaction of various closing conditions. The transaction may not be completed as currently contemplated, or at all, and may not provide the benefits that we intend. Completion of the proposed sale is subject to certain closing conditions, including, without limitation, TSXV’s consent and approval of the transaction, approval of the transaction and certain related matters by TGS’ shareholders and consummation of a financing by TGS. The proposed transaction is complex in nature, and may be affected by unanticipated developments, disruptions in the credit or equity markets, or changes in general economic conditions. These or other unanticipated developments could delay or prevent the transaction from closing or cause it to occur on terms or conditions that are less favorable than anticipated.

Even if the transaction is completed, it may not be successful in accomplishing our objectives. Additionally, even if completed, no assurances can be provided that the TGS Preferred shares will ever be converted into shares of TGS common stock and distributed to our stockholders through a special dividend, sold by the Company or redeemed by TGS at any point. Additionally, there is the potential for business disruption to each company and significant separation costs. Planning and executing the transaction will require significant additional time, effort and expense, and may divert the attention of our management and employees, and those of TGS from other aspects of the business operations, and any delays in the completion of the transaction may increase the amount of time, effort, and expense that is devoted to the transaction. The sale of our travel and media businesses to TGS could cause our customers or customers of TGS to delay or defer decisions to purchase products or renew contracts, or to end their relationships. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows or the price of shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Securities

There have been no sales of unregistered securities during the six months ended August 31, 2022, and from the period from September 1, 2022, to the filing date of this report, which have not previously been disclosed in our periodic reports or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated By Reference
		Furnished
		or Filed			Filing
Exhibit No.	Description	Herewith	Form	Exhibit	Date	File No.
2.1	Asset Purchase Agreement, dated March 30, 2022, by and among NextPlay Technologies, Inc., Go Game Pte Ltd and David Ng.		8-K	2.1	4/5/2022	001-38402
2.2	Securities Exchange Agreement, dated June 28, 2022.		8-K	2.1	6/29/2022	001-38402
4.1	Form of Common Stock Purchase Warrant.		8-K	4.1	11/3/2021	001-38402
10.1	At the Market Offering Agreement, dated March 4, 2022, between NextPlay Technologies, Inc. and H.C. Wainwright & Co., LLC		8-K	10.1	3/4/2022	001-38402
10.2	Revenue Share Agreement, by and between NextPlay Technologies, Inc. and Go Game Pte Ltd.		8-K	10.1	4/5/2022	001-38402
10.3	Restrictive Covenant Agreement, by and between NextPlay Technologies, Inc. and David Ng		8-K	10.2	4/5/2022	001-38402
10.4	Standstill Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.1	5/11/2022	001-38402
10.5	Note Purchase Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.2	5/11/2022	001-38402
10.6	Secured Promissory Note, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.3	5/11/2022	001-38402
10.7	Security Agreement, dated May 5, 2022, by NextPlay Technologies, Inc. in favor of Streeterville Capital, LLC		8-K	10.4	5/11/2022	001-38402
10.8	Form of Amendment of Articles of TGS Esports Inc. for Preferred Shares.		8-K	10.1	6/29/2022	001-38402
10.9	Separation Agreement, dated as of June 28, 2022.		8-K	10.2	6/29/2022	001-38402
10.10	Form of Right of First Refusal and Distribution Agreement.		8-K	10.3	6/29/2022	001-38402
10.11	Form of Stock Escrow Agreement.		8-K	10.4	6/29/2022	001-38402
10.12	Loan and Security Agreement, dated May 31, 2022, by and between NextBank International, Inc. and Savi Capital Partners LLC.		8-K	10.1	10/11/2022	001-38402
10.13	First Amendment to Loan and Security Agreement, dated September 27, 2022 and effective October 4, 2022, by and between NextBank International, Inc. and Savi Capital Partners LLC.		8-K	10.2	10/11/2022	001-38402
10.14	Amended and Restated Revolving Credit Note, dated September 27, 2022 and effective October 4, 2022.		8-K	10.3	10/11/2022	001-38402
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTPLAY TECHNOLOGIES, INC.

Date: October 24, 2022	/s/ Nithinan “Jess” Boonyawattanapisut
Nithinan “Jess” Boonyawattanapisut
Co-Chief Executive Officer
(Principal Executive Officer)

Date: October 24, 2022	/s/ Sirapop “Kent” Taepakdee
Sirapop “Kent” Taepakdee
Chief Financial Officer
(Principal Accounting/Financial Officer)