Form 10-Q
period 2022-11-30
NextPlay Technologies Inc.
filed 2023-01-18
CIK 1372183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to _______

Commission File No. 001-38402

(Exact name of registrant as specified in its charter)

Nevada	26-3509845
(State or other jurisdiction of incorporation or formation)	(I.R.S. Employer Identification Number)

1560 Sawgrass Corporate Parkway, 4th Floor, Sunrise, FL 33323	33323
(Address of principal executive offices)	(Zip Code)

(954) 888-9779

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	NXTP	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

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

The number of shares of the registrant’s Common Stock Outstanding as of January 18, 2023 was 5,939,894 as adjusted for the Company’s 1-for-20 reverse stock split, which was effective on January 6, 2023.

NEXTPLAY TECHNOLOGIES, INC.

FORM 10-Q

For the Quarter Ended November 30, 2022

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of NextPlay Technologies, Inc. (the “Company”), that are based on current expectations, estimates, forecasts, and projections about the industries in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements included in this Report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under the section entitled “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC on June 21, 2022 (under the heading “Risk Factors” and in other parts of that report) and in the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2022, as filed with the SEC on October 24, 2022 (under the heading “Risk Factors”). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NextPlay Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	November 30, 2022	February 28, 2022

Assets
Current assets
Cash and cash equivalents	$2,563,125	$4,282,110
Short term investments	305,412	304,509
Loans receivable, net	21,500,012	16,556,288
Loans receivable - related parties, net	705,000	725,000
Unbilled receivables	7,316	2,179
Other receivables	572,490	339,233
Other receivables, related parties	-	155,425
Prepaid expenses and other current assets	1,225,397	826,419
Advances for investments	1,977,213	3,227,117
Investments in unconsolidated affiliates: Short-term	42,763	8,722
Assets held for sale - current	32,171,727	7,332,994
Total current assets	$61,070,455	$33,759,996
Non-current assets
Investments in unconsolidated affiliates: Long-term	4,415	6,258
Convertible notes receivable, related party, net	4,594,214	4,594,214
Intangible assets, net	17,172,910	9,883,789
Goodwill	19,740,037	27,949,554
Computers, furniture and equipment, net	315,395	366,499
Operating lease right-of-use assets	515,246	1,894,654
Security deposits	437,012	177,972
Assets held for sale - non current	-	21,120,557
Total non-current assets	$42,779,229	$65,993,497
Total assets	$103,849,684	$99,753,493

Liabilities and stockholders’ equity
Current liabilities
Line of credit and notes payable, net	$5,330,781	$4,463,471
Accounts payable and accrued expenses	9,739,651	4,288,575
Accounts payable and accrued expenses - related parties	95,936	433,814
Other current liabilities	134,576	127,779
Current portion of operating lease liability	192,669	218,181
Other current liabilities - customer demand deposits payable	27,275,501	7,497,465
Notes payable - related party	1,143,518	765,040
Liabilities held for sale - current	13,632,727	9,708,053
Total current liabilities	$57,545,359	$27,502,378

Non-current liabilities
Note payable long term, related parties	-	966,314
Operating lease liability, net of current portion	337,439	1,543,627
Other long-term liability	14,529	6,087
Liabilities held for sale - non current	-	1,873,889
Total non-current liabilities	$351,968	$4,389,917
Total liabilities	$57,897,327	$31,892,295
Commitments and Contingencies

Stockholders’ equity
Series A Preferred stock, $0.01 par value; 3,000,000 authorized; 0 and 0 shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	-	-
Series B Preferred stock, $0.00001 par value; 10,000,000 authorized; 0 and 0 shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	-	-
Series C Preferred stock, $0.00001 par value; 3,828,500 authorized; 0 and 0 shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	-	-
Series D Preferred stock, $0.00001 par value; 6,100,000 authorized; 0 and 0 shares issued and outstanding at November 30, 2022 and February 28, 2022, respectively	-	-
Common stock, $0.00001 par value; 25,000,000 shares authorized; 5,665,861 and 5,418,001 shares outstanding at November 30, 2022 and February 28, 2022, respectively (1)	57	55
Treasury stock	(771,453)	(771,453)
Additional paid-in-capital	98,140,556	104,394,390
Accumulated other comprehensive income	(1,009,004)	(218,703)
Accumulated deficit	(57,166,790)	(39,173,079)
Stockholders’ equity attributable to parent	$39,193,366	$64,231,210
Non-Controlling Interest in consolidated subsidiaries	1,151,999	182,805
Non-Controlling Interest in held for sale	5,606,992	3,447,183
Total stockholders’ equity	45,952,357	67,861,198
Total liabilities and stockholders’ equity	$103,849,684	$99,753,493

(1)	Reflects retrospectively the 1-for-20 reverse stock split that became effective January 6, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Operations, Net and Comprehensive Loss

(Unaudited)

	For the nine months ended		For the three months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Interest and financial services	1,551,620	713,879	628,672	420,522
Total revenue	1,551,620	713,879	628,672	420,522

Cost of Revenue
Interest and financial services	1,115,177	295,571	447,153	208,232
Total Cost of Revenue	1,115,177	295,571	447,153	208,232
Gross Profit	436,443	418,308	181,519	212,290

Operating Expenses
General and administrative	7,305,321	5,774,588	622,048	4,225,235
Salaries and benefits	4,037,251	3,441,496	1,149,068	1,699,139
Technology and development	783,971	285,149	262,648	162,384
Stock-based compensation	1,024,819	880,435	401,393	665,202
Selling and promotions expense	55,011	38,719	5,371	33,328
Depreciation and amortization	1,123,324	1,448,967	332,757	764,802
Total operating expenses	14,329,697	11,869,354	2,773,285	7,550,090
Operating Loss	(13,893,254)	(11,451,046)	(2,591,766)	(7,337,800)
Other Income/ (Expense)
Valuation loss, net	(33,282)	(2,339,071)	(30,115)	2,283,865
Allowance for credit loss	-	(3,126,543)	-	(3,126,543)
Interest income (expense)	(631,306)	56,431	(245,532)	55,224
Realized loss on sale of marketable securities	-	(59,586)	-	-
Other income/(expense)	(297,129)	45,552	(239,394)	155,348
Total other income/(expense)	(961,717)	(5,423,217)	(515,041)	(632,106)
Net loss before tax from continuing operations	(14,854,971)	(16,874,263)	(3,106,807)	(7,969,906)
Estimated corporate taxes	-	(6,343)	-	(2,961)
Net Loss after tax from continuing operations:	(14,854,971)	(16,880,606)	(3,106,807)	(7,972,867)
Share of non-controlling interest	(239,706)	(764,633)	(49,489)	(284,156)
Net loss from continuing operations attributable to parent	(14,615,265)	(16,115,973)	(3,057,318)	(7,688,711)
Net Loss after tax from discontinued operation:	(5,685,680)	(2,776,366)	(188,589)	(1,697,952)
Share of loss to non-controlling interest for discontinued operation	(2,307,234)	(622,943)	(92,408)	(327,031)
Net loss from discontinued operation attributable to parent	(3,378,446)	(2,153,423)	(96,181)	(1,370,921)
Net loss attributable to parent	(17,993,711)	(18,269,396)	(3,153,499)	(9,059,632)

Other Comprehensive (loss) income
Foreign currency translation gain (loss) from continuing operations	(381,722)	33,309	116,203	(88,762)
Foreign currency translation loss from discontinued operations	(894,772)	(643,879)	188,589	(381,312)
Total other comprehensive loss	(1,276,494)	(610,570)	304,792	(470,074)
Comprehensive Loss	(21,817,145)	(20,267,542)	(2,990,604)	(10,140,893)
Currency translation allocated to:
Equity holders of the Company	(790,301)	(286,259)	215,652	(145,763)
Non-controlling interests of the subsidiaries	(486,193)	(324,311)	89,140	(324,311)
Total foreign currency translation	(1,276,494)	(610,570)	304,792	(470,074)

Total comprehensive loss attributable to:
Equity holders of the Company	(18,784,011)	(18,555,655)	(2,937,848)	(9,205,395)
Non-controlling interests of the subsidiaries	(3,033,134)	(1,711,887)	(52,756)	(935,498)
Total comprehensive loss	(21,817,145)	(20,267,542)	(2,990,604)	(10,140,893)

Weighted average number of common shares outstanding
Basic (1)	5,583,350	4,515,712	5,666,476	4,430,351
Diluted (1)	5,583,350	4,515,712	5,666,476	4,430,351

Basic net (loss) per share from continuing operations: (1)	(2.62)	(3.57)	(0.54)	(1.74)
Basic net (loss) per share from discontinued operations: (1)	(0.61)	(0.48)	(0.01)	(0.31)
Total basic net (loss) per share	(3.22)	(4.05)	(0.55)	(2.05)

Diluted net (loss) per share from continuing operations: (1)	(2.62)	(3.57)	(0.54)	(1.74)
Diluted net (loss) per share from discontinued operations: (1)	(0.61)	(0.48)	(0.01)	(0.31)
Total diluted net (loss) per share	(3.22)	(4.05)	(0.55)	(2.05)

(1)	Reflects retrospectively the 1-for-20 reverse stock split that became effective January 6, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the three months ended November 30, 2022

	Common Stock Shares(1)	Common Stock Amount(1)	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total stockholders’ equity	Non-controlling interest	Stockholders’ equity
Balances, August 31, 2022	5,635,090	57	(771,453)	97,735,040	(54,013,291)	(1,224,656)	41,725,697	6,811,748	48,537,445
Net loss for the period	-	-	-	-	(3,153,499)	-	(3,153,499)	(141,897)	(3,295,396)
Shares issued for compensation	25,808	1	-	126,806	-	-	126,807	-	126,807
Shares issued for consulting services	3,689	-	-	274,588	-	-	274,588	-	274,588
Shares issued for assets acquisition	1,274	(1)	-	4,122	-	-	4,121	-	4,121
Foreign currency translation adjustment	-	-	-	-	-	215,652	215,652	89,140	304,792
Balances, November 30, 2022	5,665,861	57	(771,453)	98,140,556	(57,166,790)	(1,009,004)	39,193,366	6,758,991	45,952,357

For the nine months ended November 30, 2022

	Common Stock Share(1)	Common stock value(1)	Treasury Stock	Additional Paid in Capital	Accumulated deficit	Accumulated other comprehensive income	Total Shareholders’ equity	Minority interest	Total Shareholders’ equity
Balances, February 28, 2022	5,418,001	55	(771,453)	104,394,390	(39,173,079)	(218,703)	64,231,210	3,629,988	67,861,198
Net loss for the period	-	-	-	-	(17,993,711)	-	(17,993,711)	(2,546,941)	(20,540,652)
Fair value adjustment from valuation report	-	-	-	(6,923,296)	-	-	(6,923,296)	4,540,291	(2,383,005)
Shares issued for compensation	60,738	1	-	383,120	-	-	383,121	-	383,121
Shares issued for consulting services	29,018	-	-	641,700	-	-	641,700	-	641,700
Shares issued for assets acquisition	158,104	1	-	1,266,488	-	-	1,266,489	-	1,266,489
Increase in ownership of subsidiary - HotPlay	-	-	-	(1,621,846)	-	-	(1,621,846)	1,621,846	-
Foreign currency translation adjustment	-	-	-	-	-	(790,301)	(790,301)	(486,193)	(1,276,494)
Balances, November 30, 2022	5,665,861	57	(771,453)	98,140,556	(57,166,790)	(1,009,004)	39,193,366	6,758,991	45,952,357

(1)	Reflects retrospectively the 1-for-20 reverse stock split that became effective January 6, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies.”

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended November 30, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares(1)	Common Stock Amount(1)	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total shareholders’ equity	Minority interest	Total Shareholders’ equity
Balances, August 31, 2021	-	-	-	-	4,484,699	45	(771,453)	77,519,351	(10,410,073)	(130,275)	66,207,595	4,230,235	70,442,830
Shares issued for consulting and bonus	-	-	-	-	28,303	-	-	1,194,344	-	-	1,194,344	-	1,194,344
Stock issued for direct offering	-	-	-	-	949,367	10	-	27,849,812	-	-	27,849,822	-	27,849,822
Warrant Cancellation	-	-	-	-	-	-	-	(900,000)	-	-	(900,000)	-	(900,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(145,763)	(145,763)	(324,311)	(470,074)
Net loss for the period	-	-	-	-	-	-	-	-	(9,059,632)	-	(9,059,632)	(611,187)	(9,670,819)
Changes in ownership interest from acquisition	-	-	-	-	-	-	-	-	-	-	-	1,500,340	1,500,340
Balances, November 30, 2021	-	-	-	-	5,462,369	55	(771,453)	105,663,507	(19,469,705)	(276,038)	85,146,366	4,800,077	89,946,443

For the nine months ended November 30, 2021

	Preferred B Shares	Preferred B Amount	Preferred C Shares	Preferred C Amount	Common Stock Shares(1)	Common Stock Amount(1)	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income	Total shareholders’ equity	Minority interest	Total Shareholders’ equity
Balances, February 28, 2021	-	-	-	-	3,120,000	$31	-	$11,600,386	$(1,200,309)	$10,221	$10,410,329	$(390,277)	$10,020,052
Reduction of share capital	-	-	-	-	(520,000)	(5)	-	(2,999,896)	-	-	(2,999,901)	-	(2,999,901)
Reverse acquisition recapitalization	-	-	-	-	1,192,710	12	-	62,813,297	-	-	62,813,309	5,401,901	68,215,210
Conversion of preferred shares	-	-	-	-	562,310	6	-	(112)	-	-	(106)	-	(106)
Shares issued for consulting and bonus	-	-	-	-	44,953	-	-	1,816,091	-	-	1,816,091	-	1,816,091
Shares issued for debt payment	-	-	-	-	16,750	-	-	669,997	-	-	669,997	-	669,997
Shares issued for business combination	-	-	-	-	96,279	1	-	4,813,933	-	-	4,813,934	-	4,813,934
Shares issued for private placement	-	-	-	-	949,367	10	-	27,849,811	-	-	27,849,821	-	27,849,821
Warrant Cancellation	-	-	-	-	-	-	-	(900,000)	-	-	(900,000)	-	(900,000)
Share repurchase	-	-	-	-	-	-	(771,453)	-	-	-	(771,453)	-	(771,453)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	(286,259)	(286,259)	(324,311)	(610,570)
Net loss for the period	-	-	-	-	-	-	-	-	(18,629,396)	-	(18,269,396)	(1,387,576)	(19,656,972)
Changes in ownership interest from acquisition	-	-	-	-	-	-	-	-	-	-	-	1,500,340	1,500,340
Balances, November 30, 2021	-	-	-	-	5,462,369	55	(771,453)	105,663,507	(19,469,705)	(276,038)	85,146,366	4,800,077	89,946,443

(1)	Reflects retrospectively the 1-for-20 reverse stock split that became effective January 6, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NextPlay Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine months Ended
	November 30,	November 30,
	2022	2021
Cash flows from operating activities:
Net loss from operations	$(17,993,711)	(18,269,396)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,302,165	3,310,293
Valuation loss, net	31,439	2,416,176
Stock based compensation	1,024,819	880,435
Gain on Sale of assets	-	(25)
Share of non-controlling interest	(2,546,940)	(1,387,576)
Gain on currency translation	(1,276,494)	(610,570)
Allowance for credit loss	-	3,126,543
Provision from employee benefits	5,461	-

Changes in operating assets and liabilities:
Amounts due from related parties	155,425	46,953
Amounts due to related party	(2,496)	73,188
Accounts receivable	-	4,863,328
Other Receivables	(233,257)	-
Unbilled receivable	(5,137)	(4,369,424)
Loans receivable	(4,923,724)	(1,389,808)
Prepaid expenses and other current assets	(1,104,288)	197,587
Security deposits	(256,901)	(67,518)
Operating lease liabilities	131,541	49,924
Accounts payable & accrued expenses	5,256,909	751,155
Deferred revenue - related party	-	(450,152)
Other current liabilities	12,660	(1,745,492)
Other Liabilities - Customer Deposits	20,096,877	-
Cash used in operating activities	$(325,652)	(12,574,379)

Cash flows from investing activities:
Short term investment	(762)	235,658
Investment in unconsolidated affiliate	-	952,550
Payment in advance for investment	-	(1,000,000)
Additions of intangible assets - related party	(86,063)	(919,357)
Additions of intangible assets	(4,711,175)	(970,630)
Purchase of computer, furniture, and equipment	(94,975)	(250,636)
Proceeds from disposal of computer, furniture, and equipment	75,621	1,460
Effects of a business combination of NextBank	-	4,200,006
Effects of a business combination of NextPlay (Monaker)	-	9,323,686
Cash (used in) provided by investing activities	$(4,817,354)	11,572,737

Cash flows from financing activities:
Proceeds from notes payable - related party	1,362,478	700,000
Repayment of notes payable - related party	(1,045,276)	(213,155)
Treasury stock transaction	-	(500,000)
Proceeds from promissory notes - related party	-	1,680,504
Proceeds from promissory notes	1,066,228	1,987,318
Proceeds from promissory notes - related party	-	(1,330,967)
Payments on promissory notes	(296,250)	(8,199,576)
Proceeds from sale of stock	-	27,850,000
Cash provided by (used in) financing activities	$1,087,180	21,974,124

Cash and Cash Equivalents

Net change during the period	(4,055,826)	20,972,482

Balance, beginning of period – continuing operations	5,645,372	444,920
Balance, beginning of period – discontinued operations	973,579	-
Balance, beginning of period	6,618,951	444,920

Balance, end of period from continued operations	$2,563,125	21,417,402

Supplemental disclosures of cash flow information
Cash paid for interest	$108,785	520,785

NON-CASH TRANSACTIONS
Addition of intangible assets through the advance investment	1,250,000	-
Settle (a) Convertible note receivable and (b) note payable due to closing share exchange transaction	-	12,000,000
Settle (a) Convertible note receivable and (b) share capital increase due to closing share exchange transaction	-	3,000,000
Share issuances for asset acquisition – Fighter Base and Token IQ	1,266,489	-
Share issuances for consulting and compensation	1,024,821	1,816,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of November 30, 2022, NextPlay is organized into two divisions: (i) NextMedia, the Company’s Interactive Digital Media Division and (ii) NextFinTech, the Company’s Finance and Technology Division.

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

Reverse Stock Split

Effective January 6, 2023, the Company implemented a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.00001 per share (the “Common Stock”), at a ratio of 1-for-20 (the “Reverse Split”). In order to implement the Reverse Split, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effectuate the Reverse Split in accordance with Nevada Revised Statutes (“NRS”) Section 78.209. The Company is effecting the Reverse Split to satisfy the $1.00 minimum bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on The Nasdaq Capital Market.

In connection with the reverse stock split, the number of authorized shares of common stock and the number of issued and outstanding shares of common stock are proportionally reduced without change in par value per share of $0.00001. Also on the Effective Date, all options, warrants and other convertible securities of the Company that are outstanding immediately prior to the Reverse Split will be adjusted by dividing the number of shares of Common Stock into which the options, warrants and other convertible securities are exercisable or convertible by 20, and multiplying the exercise or conversion price thereof by 20, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Accordingly, all historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

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

In addition, the separation agreement provides for the contribution of (i) $1.5 million to NextTrip and (ii) an additional $1.5 million in ten (10) equal monthly installments beginning July 1, 2022, in exchange for NextTrip, as of May 1, 2022, agreeing to assume the ongoing operating expenses of NextTrip and Reinhart. NextTrip has also agreed to assume payments under that certain payment obligation of the Company pursuant an Amendment to Intellectual Property Purchase Agreement effective May 18, 2021, by and between the Company, IDS Inc., TD Assets Holding LLC, and Ari Daniels in the approximate amount of $2,500,000, provided, however, that, if the Company fails to make any of the above installment payments within five (5) business days of being due, that such IDS payment obligation reverts back to the Company. As of November 30, 2022, the Company has not made the requisite installment payments to NextTrip and, as such, the IDS payment obligation has reverted back to the Company.

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

As a result of the foregoing, as of November 30, 2022, Reinhart/Zappware and NextTrip were no longer treated as a division of the Company; accordingly, for the nine-month and three-month periods ended November 30, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia. Assets and liabilities of Reinhart TV AG/Zappware and NextTrip were classified as held for sale according to Strategic Sale of Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc.

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

During the nine-month period ended November 30, 2022, the Company completed the fair value assessment (Purchase Price Allocation) of the net identifiable assets and liabilities assumed by an independent appraiser. In order to reflect the adjustment to the provisional fair value of the identifiable assets and liabilities of the reverse acquisition of HotPlay Enterprise Ltd. at the acquisition date, the adjustments were made as follows:

The following table summarizes the fair value of consideration transferred:

Number of Monaker common shares outstanding as of 6/30/2021(1)	1,192,710
Monaker share price as of 6/30/2021(1)	$44.80
Fair value of common shares	$53,433,415

(1)	Reflects retroactively the 1-for-20 reverse stock split for number of shares and share prices that became effective January 6, 2023. Refer to Note 1 - Nature of Operations and Business Organization.

As of June 30, 2021
	Provisional fair value	Increase (Decrease)	Adjusted fair value
Assets acquired
Cash and cash equivalents	$7,837,802	-	7,837,802
Current assets	25,568,584	(9,571)	25,559,013
Intangible assets	11,932,042	1,809,023	13,741,065
Goodwill	40,554,998	(1,799,452)	38,755,546
Non-current assets	5,442,439	-	5,442,439
Liabilities assumed
Current liabilities	(32,482,319)	-	(32,482,319)
Non-current liabilities	(5,420,131)	-	(5,420,131)
Total fair value of net assets from reverse acquisition	53,433,415	-	53,433,415
Fair value of non-controlling interests of the subsidiaries	$5,433,783	6,018,273	11,452,056

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

The results of operations for the three and nine months ended November 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending February 28, 2023.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents on November 30, 2022, and February 28, 2022.

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

Earnings per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the nine months ended November 31, 2022 and 2021, warrants were excluded from the computation of diluted net loss per share, as the result of the computation was anti-dilutive. The Company presents earnings per share from continuing operation and discontinued operation separately.

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

As of November 30, 2022, the Company had two operating segments consisting of

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

As a result of the proposed strategic sale of Reinhart/Zappware and NextTrip, as of November 30, 2022, those entities were no longer treated as a division of the Company; accordingly, for the nine-month period ended November 30, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia.

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

Note 2 - Going Concern

As of November 30, 2022, and February 28, 2022, the Company had an accumulated deficit of $57.17 million and $39.17 million, respectively. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.

We have limited financial resources. As of November 30, 2022, we have working capital of $3.53 million. Our monthly cash requirement is approximately $1.4 million. The monthly cash requirement decreased by approximately $0.4 million beginning May 1, 2022 as a result of the proposed sale of Reinhart/Zappware and NextTrip.

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

Note 3 – Notable Financial Information

Short term investment

As of November 30, 2022 and February 28, 2022, NextBank had short-term certificate of deposit of $0.3 million and $0.3 million, respectively, with an original maturity in February 2023 and an interest rate of 0.05% per annum.

Loans Receivable

Loans receivable related to the provision of traditional banking services in niche-focused businesses, including commercial and residential real estate and the origination and sale of loans and receivables financing, among other types of lending services of NextBank. As of November 30, 2022 and February 28, 2022, the Company had loans receivable of $22.2 million and $17.3 million, respectively, and the allowance for loan losses of $0.4 million and $0.1 million, respectively. The interest rate ranges from 5.5% to 17.9%.

As of November 30, 2022, most of the loans were performing, and a general allowance was established at appropriate rate on the principal amount outstanding at year end. Due to limited outstanding loans, they are analyzed one by one to determine if the general reserve covers the related risk of such loans. As of November 30, 2022, the Company’s management deemed the reserve as sufficient when compared to the risk assessment.

As of November 30, 2022, there were loans placed on a non-accrual basis of $0.04 million.

Unbilled Receivables

As of November 30, 2022 and February 28, 2022, the Company had unbilled receivables of $0.007 million and $0.002 million, respectively.

Prepaid Expenses and Other Current Assets

As of November 30, 2022 and February 28, 2022, the Company had prepaid expenses of $0.9 million and $0.5 million, respectively. As of November 30, 2022 and February 28, 2022, the Company had other current assets of $0.3 million and $0.3 million respectively.

Convertible Notes Receivable, Related Party, net

As of November 30, 2022 and February 28, 2022, the Company had Convertible Notes Receivable, related party, net allowance for expected credit loss of $4.6 million relating to receivables from Axion. As of November 30, 2022 and February 28, 2022, the allowance for expected credit loss was $3.1 million.

Goodwill

The Company had total goodwill as allocated to units as follows:

Reporting unit	November 30, 2022	February 28, 2022
HotPlay	$2,125,648	$4,209,381
Longroot	6,634,936	7,966,005
NextBank	10,979,453	15,774,168
Total	$19,740,037	$27,949,554

As a result of completion of fair value assessment of certain acquisitions during this period, the Company has reassigned the goodwill to the reporting units to reflect the change in fair value of net assets acquired.

Computers, Furniture and Equipment

As of November 30, 2022 and February 28, 2022, the Company had net computers, furniture and equipment of $0.3 million and $0.4 million, of which $0.4 million and $0.1 million included depreciation expense, respectively.

Operating Lease Right-to-Use asset and Operating Lease Liability

The Company’s lease agreements are for office space used in its operation. The following schedule represents outstanding balance of operating lease Right-to-Use asset and operating lease liability of the Company as of November 30, and February 28, 2022, respectively:

Operating lease Right-to-Use asset	November 30, 2022	February 28, 2022
Net Carrying Value	$515,246	$1,894,654

Operating lease liability	November 30, 2022	February 28, 2022
Current portion	$192,669	$218,181
Noncurrent portion	337,439	1,543,627
Totals	$530,108	$1,761,808

Accounts Payable and Accrued Expenses

As of November 30, 2022 and February 28, 2022, the Company had accounts payable of $3.5 million and $1.9 million, respectively. As of November 30, 2022 and February 28, 2022, the Company had accrued expenses of $6.3 million and $2.8 million, respectively.

Other Liabilities – Customer Demand Deposits Payable

As of November 30, 2022 and February 28, 2022, the Company had other current liabilities – customer demand deposits payable of $27.3 million and $7.5 million, respectively, relating to NextBank.

As of November 30, 2022, the Company had interest and non-interest- bearing deposits received from customers with interest rates ranging from 0% to 4% payable per annum.

Line of credit and notes payable

As of November 30, 2022, and February 28, 2022, the Company had a Line of credit and notes payable of $5.3 million and $4.5 million, respectively, relating to McCarthy Tetrault LLP. The notes payable are unsecured, accrue interest at a rate of 18% per annum. The first note matured on July 31, 2022, and the second note matured on September 1, 2022. The Company is in the process of re-negotiating the payment schedules.

Short Term Note Payable – Related Parties

As of November 30, 2022, and February 28, 2022, the Company had a short term note payable – related party of $1.1 million and $0.8 million, respectively, relating to Tree Roots Entertainment and Magnolia Quality Development Corporation Limited. The notes payables are unsecured, accrue interest at a rate of 9.00% - 9.75% per annum, due at call and secured, accrue interest at a rate of 15.00% per annum, due on November 11 and 30, 2022.

Long Term Note Payable – Related Parties

As of November 30, 2022 and February 28, 2022, the Company had a long term note payable – related party of $0 and $1.0 million, respectively, mainly related to note payable of preferred dividends in arrears which was repaid during the nine-months ended November 30, 2022.

The note payable had an interest rate of 12% per annum, compounded monthly at the end of calendar month, with such interest payable at maturity or upon conversion.

Revenue

Disaggregation of revenue information was as follows:

	November 30, 2022	November 30, 2021
NextFinTech
Interest income	$1,331,691	350,316
Financial services	219,929	363,563
Total revenue	$1,551,620	713,879

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

During the nine-month period ended November 30, 2022, the Company completed the fair value assessment (Purchase Price Allocation) of the net identifiable assets and liabilities assumed by an independent appraiser. The fair value assessment was taken into account the entirety of the valuation of the acquired company and therefore resulted in the increase in fair value of intangible assets which is developed software and non-controlling interests.

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

As of November 30, 2022, with regards to the strategic decision sale of Reinhart/Zappware in 2022, assets and liabilities including goodwill of Zappware and Reinhart, were presented in assets and liabilities held for sale at the balance sheet date.

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

As a result of the closing of both transactions, we acquired control of 100% of IFEB as of July 21, 2021.

The following table summarizes the fair value of consideration transferred:

Cash	$6,400,000
Common stock (96,279 shares @ $40.60, closing price of NXTP common stock on July 21, 2021(1))	$3,908,929
Fair value of consideration paid	$10,308,929

(1)	Reflects retroactively the 1-for-20 reverse stock split that became effective January 6, 2023. Refer to Note 1, “Summary of Business Operations and Significant Accounting Policies.”

During the nine-month period ended November 30, 2022, the Company completed the fair value assessment of the net identifiable assets and liabilities assumed by an independent appraiser which primarily resulted in a decrease in goodwill due to the change in fair value of purchase consideration. During the year ended February 28, 2022, the purchase consideration of common stock was calculated based on $50 per share, according to the IFEB Exchange Agreement. Considering fair value of consideration paid, the share price of NXTP common stock has been adjusted to its closing price as of closing date of the acquisition on July 21, 2021 without any changes in number of shares issued. As a result, the change in purchase consideration were adjusted by $0.9 million to reflect the fair value as of July 21, 2021 by recognizing the adjustment in additional paid-in capital in consolidated statement of stockholders’ equity.

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

Sales plan - Reinhart Digital TV (Zappware) and NextTrip to TGS Esports, Inc

In connection with the potential sale plan, the Company has reclassified assets and liabilities to present as held for sale. As of November 30, 2022, the Company has classified goodwill and intangible assets as held for sale in current assets as follows:

	As of November 30, 2022
	Reinhart/ Zappware	NextTrip	Total
Goodwill
Carrying amount	$23,887,059	$1,295,400	25,182,459
Accumulated translation adjustment	(292,685)	—	(292,685)
Impairment loss	(8,936,142)	(1,295,400)	(10,231,542)
Goodwill, net	$14,658,232	$—	$14,658,232

Intangible assets
Net book value	$10,551,909	$4,372,085	14,923,994
Impairment loss	—	(1,681,873)	(1,681,873)
Valuation adjustment of held-for-sale assets	(5,835,380)	2,636,960	(3,198,420)
Intangible assets, net	$4,716,529	$5,327,172	$10,043,701

The fair value completion of the acquisition of Reinhart/Zappware and Reverse Acquisition disclosed in Note 1 and 4 resulted in an increase in goodwill of $8.2 million and intangible assets of $1.8 million for Reinhart/Zappware and increase in intangible assets of $10 thousand for NextTrip.

During the nine-month period ended November 30, 2022, the Company performed the impairment assessment and recognized the impairment loss in operation loss from discontinued operations to reflect the expected recoverable amount upon the classification to held-for-sale assets, comprised of impairment loss on intangible assets of NextTrip amounting to $0.5 million, and impairment loss on goodwill of Reinhart/Zappware, amounting to $0.1 million and has recorded the valuation adjustment of net asset held-for-sale at the lower of carrying amount and the fair value less cost to sell in operation loss from discontinued operations amounting to $3.2 million.

As of February 28, 2022, the Company has reclassified goodwill and intangible assets as held for sale in non-current assets as follows:

	As of February 28, 2022
	Reinhart/ Zappware	NextTrip	Total
Goodwill
Carrying amount	$16,818,456	$5,191,082	$22,009,538
Accumulated translation adjustment	(844,568)	—	(844,568)
Impairment loss	(4,977,023)	(5,191,082)	(10,168,105)
Goodwill, net	$10,996,865	$—	$10,996,865

Intangible assets
Net book value	$6,468,491	$2,525,142	8,993,633
Impairment loss	—	(1,215,746)	(1,215,746)
Intangible assets, net	$6,468,491	$1,309,396	$7,777,887

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

The detail of assets and liabilities classified as held for sale as of November 30, 2022 and February 28, 2022 were as follows:

	Reinhart/Zappware
	November 30, 2022	February 28, 2022
Assets
Cash and cash equivalent	$942,905	2,185,719
Accounts receivable, net	704,250	839,612
Unbilled receivables	1,861,360	3,275,229
Other receivable	—	3,251
Work in progress	401,616	691,863
Prepaid expenses and other current assets	140,682	123,084
Intangible assets, net	4,716,529	—
Goodwill, net	14,658,231	—
Computers, furniture and equipment, net	55,224	—
Operating lease right-of-use asset	2,037,281	—
Security deposits	59,350	—
Total current assets held for sale	25,577,428	7,118,758

Intangible assets, net	—	6,468,491
Goodwill, net	—	10,996,865
Computers, furniture and equipment, net	—	149,791
Operating lease right-of-use asset	—	2,067,942
Security deposits	—	71,401
Total non current assets held for sale	—	19,754,490

Total assets	$25,577,428	26,873,248

Liabilities
Line of credit and notes payable, net	$2,805,498	2,878,274
Accounts payable and accrued expenses	4,402,960	3,557,080
Other current liabilities	—	264,905
Deferred revenue	333,690	2,040,787
Current portion of operating lease liability	2,037,280	493,622
Total current liabilities held for sale	9,579,428	9,234,668

Line of Credit and Notes Payable Long Term, net	—	270,808
Operating lease liability, net of current portion	—	1,574,320
Other long term liability	—	28,761
Total non current liabilities held for sale	—	1,873,889

Total liabilities	$9,579,428	11,108,557

Net asset	$15,998,000	15,764,691

	NextTrip
	November 30, 2022	February 28, 2022
Assets
Cash and cash equivalent	$30,674	151,122
Accounts receivables, net	87,884	1,056
Other receivables	—	1,197
Prepaid expenses and other current assets	82,414	60,861
Advance for investments	50,000	—
Intangible assets, net	5,327,172	—
Computers, furniture and equipment, net	29,428	—
Operating lease right-of-use asset	971,727	—
Security deposits	15,000	—
Total current assets held for sale	6,594,299	214,236

Intangible assets, net	—	1,309,396
Computers, furniture and equipment, net	—	41,671
Security deposits	—	15,000
Total non current assets held for sale	—	1,366,067
Total assets	$6,594,299	1,580,303

Liabilities
Accounts payable and accrued expenses	1,385,573	315,595
Accounts payable and accrued expenses – related parties	292,980	—
Deferred revenue	1,323,987	157,790
Current portion of operating lease liability	1,050,759	—
Total current liabilities held for sale	4,053,299	473,385
Total liabilities	$4,053,299	473,385
Net asset	2,541,000	1,106,918

	Total assets and liabilities held for sale
	November 30, 2022	February 28, 2022
Assets
Cash and cash equivalent	973,579	2,336,841
Accounts receivables, net	792,134	840,668
Unbilled receivables	1,861,360	3,275,229
Other receivables	—	4,448
Work in progress	401,616	691,863
Prepaid expenses and other current assets	223,096	183,945
Advance for investments	50,000	—
Intangible assets, net	10,043,701	—
Goodwill, net	14,658,231	—
Computers, furniture and equipment, net	84,652	—
Operating lease right-of-use asset	3,009,008	—
Security deposits	74,350	—
Total current assets held for sale	32,171,727	7,332,994

Intangible assets, net	—	7,777,887
Goodwill, net	—	10,996,865
Computers, furniture and equipment, net	—	191,462
Operating lease right-of-use asset	—	2,067,942
Security deposits	—	86,401
Total non current assets held for sale	—	21,120,557

Total assets	32,171,727	28,453,551

Liabilities
Line of credit and notes payable, net	2,805,498	2,878,274
Accounts payable and accrued expenses	5,788,533	3,872,675
Accounts payable and accrued expenses – related parties	292,980	—
Other current liabilities	—	264,905
Deferred revenue	1,657,677	2,198,577
Operating lease liability	3,088,039	493,622
Total current liabilities held for sale	13,632,727	9,708,053

Line of Credit and Notes Payable Long Term, net	—	270,808
Operating lease liability, net of current portion	—	1,574,320
Other long term liability	—	28,761
Total non current liabilities held for sale	—	1,873,889
Total liabilities	13,632,727	11,581,942

Net asset	18,539,000	16,871,609

The Consideration expected to be received by the Company upon closing of the transaction – Nonvoting convertible preferred shares of TGS compared with net book value of selling assets as of November 30, 2022 were as follows:

Net asset of Reinhart/Zappware as of November 30, 2022	15,998,000
Net asset of NextTrip as of November 30, 2022	2,541,000
Total net asset	18,539,000

Additional cash contribution to TGS per agreement	3,000,000
Cash transferred to NextTrip in May 2022	(1,500,000)
1,500,000

Less: Fair value of Reinhart/Zappware – non-controlling interest	(7,839,000)
Consideration expected to be received - Nonvoting convertible preferred shares of TGS	12,200,000

The operating results of held-for-sale entities included in the Company’s Statement of Comprehensive Income for the nine-month and three-month period ended November 30, 2022 were as follows:

For the nine-month ended November 30, 2022	Reinhart/ Zappware	NextTrip	Total
Revenue	$8,373,027	$472,114	$8,845,141
Cost of Revenue	1,686,435	346,298	2,032,733
Gross Profit	$6,686,592	$125,816	$6,812,408
Operating expenses	5,337,159	3,240,855	8,578,014
Valuation adjustment of held-for-sale assets	5,835,380	(2,636,960)	3,198,420
Impairment loss	63,436	466,128	529,564
Other Expense/(income)	159,260	32,830	192,090
Net profit (loss) before tax for the period from discontinued operations	$(4,708,643)	$(977,037)	$(5,685,680)
Estimated corporate taxes	$—	$—	$—
Net profit (loss) after tax for the period from discontinued operations	$(4,708,643)	$(977,037)	$(5,685,680)
Share loss of non-controlling interest	(2,307,234)	—	(2,307,234)
Net loss from discontinued operation attributable to parent	(2,401,409)	(977,037)	(3,378,446)

Other Comprehensive (loss) income:
Currency Translation from discontinued operation	$(894,772)	$—	$(894,772)
Comprehensive (loss) income	$(5,603,415)	$(977,037)	$(6,580,452)

Currency translation allocated to:
Equity holders of the Company	$(456,334)	$—	$(456,334)
Non-controlling interests of the subsidiaries	(438,438)	—	(438,438)
	$(894,772)	$—	$(894,772)

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$(2,857,741)	$(977,037)	$(3,834,778)
Non-controlling interests of the subsidiaries	(2,745,674)	—	(2,745,674)
	$(5,603,415)	$(977,037)	$(6,580,452)

For the three-month ended November 30, 2022	Reinhart/ Zappware	NextTrip	Total
Revenue	$2,036,629	$106,098	$2,142,727
Cost of Revenue	281,490	94,253	375,743
Gross Profit	$1,755,139	$11,845	$1,766,984
Operating expenses	1,527,225	1,041,064	2,568,289
Valuation adjustment of held-for-sale assets	405,107	(1,031,266)	(626,159)
Other Expense	11,396	2,047	13,443
Net profit (loss) before tax for the period from discontinued operations	$(188,589)	$—	$(188,589)
Estimated corporate taxes	$—	$—	$—
Net profit (loss) after tax for the period from discontinued operations	$(188,589)	$—	$(188,589)
Share loss of non-controlling interest	(92,408)	—	(92,408)
Net loss from discontinued operation attributable to parent	(96,181)	—	(96,181)

Other Comprehensive income:
Currency Translation from discontinued operation	$188,589	$—	$188,589
Comprehensive income	$—	$—	$—

Currency translation allocated to:
Equity holders of the Company	$96,181	$—	$96,181
Non-controlling interests of the subsidiaries	92,408	—	92,408
	$188,589	$—	$188,589

Total comprehensive income attributable to:
Equity holders of the Company	$—	$—	$—
Non-controlling interests of the subsidiaries	—	—	—
	$—	$—	$—

For the nine-month ended November 30, 2021	Reinhart/ Zappware	NextTrip	Total
Revenue	$6,015,365	$117,139	$6,132,504
Cost of Revenue	2,828,189	103,512	2,931,701
Gross Profit	$3,187,176	$13,627	$3,200,803
Operating expenses	4,447,135	1,534,116	5,981,251
Other Expense	72,385	(15,435)	56,950
Net loss before tax for the period from discontinued operations	$(1,332,344)	$(1,505,054)	$(2,837,398)
Estimated corporate taxes	$61,032	$—	$61,032
Net loss after tax for the period from discontinued operations	$(1,271,312)	$(1,505,054)	$(2,776,366)
Share profit of non-controlling interest	(622,943)	—	(622,943)
Net loss from discontinued operation attributable to parent	(648,369)	(1,505,054)	(2,153,423)

Other Comprehensive loss:
Currency Translation from discontinued operation	$(643,879)	$—	$(643,879)
Comprehensive loss	$(1,915,191)	$(1,505,054)	$(3,420,245)

Currency translation allocated to:
Equity holders of the Company	$(328,378)	$—	$(328,378)
Non-controlling interests of the subsidiaries	(315,501)	—	(315,501)
	$(643,879)	$—	$(643,879)

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$(976,747)	$(1,505,054)	$(2,481,801)
Non-controlling interests of the subsidiaries	(938,444)	—	(938,444)
	$(1,915,191)	$(1,505,054)	$(3,420,245)

For the three-month ended November 30, 2021	Reinhart/ Zappware	NextTrip	Total
Revenue	$3,698,329	$80,249	$3,778,578
Cost of Revenue	1,675,419	69,281	1,744,700
Gross Profit	$2,022,910	$10,968	$2,033,878
Operating expenses	2,698,599	1,029,934	3,728,533
Other Expense	(2)	11,576	11,574
Net loss before tax for the period from discontinued operations	$(675,687)	$(1,030,542)	$(1,706.229)
Estimated corporate taxes	$8,277	$—	$8,277
Net loss after tax for the period from discontinued operations	$(667,410)	$(1,030,542)	$(1,697,952)
Share profit of non-controlling interest	(327,031)	—	(327,031)
Net loss from discontinued operation attributable to parent	(340,379)	(1,030,542)	(1,370,921)

Other Comprehensive loss:
Currency Translation from discontinued operation	$(381,312)	$—	$(381,312)
Comprehensive loss	$(1,048,722)	$(1,030,542)	$(2,079,264)

Currency translation allocated to:
Equity holders of the Company	$(194,469)	$—	$(194,469)
Non-controlling interests of the subsidiaries	(186,843)	—	(186,843)
	$(381,312)	$—	$(381,312)

Total comprehensive (loss) income attributable to:
Equity holders of the Company	$(534,848)	$(1,030,542)	$(1,565,390)
Non-controlling interests of the subsidiaries	(513,874)	—	(513,874)
	$(1,048,722)	$(1,030,542)	$(2,079,264)

The net cashflow of held-for-sale entities are included in the Company’s cash flow statement for the nine-month period ended November 30, 2022 and 2021 were as follows:

For the nine-month ended November 30, 2022	Reinhart/ Zappware	NextTrip	Total
Net cash flows from (used in) operating activities	7,777,593	(143,421)	7,634,172
Net cash flows used in investing activities	(2,754,585)	(2,699,122)	(5,453,707)
Net cash flows from (used in) financing activities	(128,290)	1,500,000	1,371,710
Net decrease in cash and cash equivalent	$4,894,718	$(1,342,543)	$3,552,175

For the nine-month ended November 30, 2021	Reinhart/ Zappware	NextTrip	Total
Net cash flows from operating activities	$3,434,350	2,050,665	5,485,015
Net cash flows used in investing activities	(9,899,377)	(2,048,753)	(11,948,130)
Net cash flows from financing activities	3,453,686	-	3,453,686
Net increase (decrease) in cash and cash equivalent	$(3,011,341)	1,912	(3,009,429)

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

Other than disclosed elsewhere, the Company had the following significant related party transactions for the nine months ended November 30, 2022 and November 30, 2021:

	For the nine months ended
	November 30, 2022	November 30, 2021
Payment of marketing expense:
Immediate Family Member	$57,600	199,200
Payment of consulting expense:
Immediate Family Member	$110,000	82,500
Payment of salary expense:
Immediate Family Member	$32,160	73,057
Purchase of intangible asset:
HotNow (Thailand) Company Limited		275,397
Purchase of equipment:
HotNow (Thailand) Company Limited		127,927
True Axion Interactive Company Limited		14,115
Payment of contract cost:
HotNow (Thailand) Company Limited	$—	671,763
General and admin expense:
HotNow (Thailand) Company Limited	250,971	15,045
Rental expense:
Tree Roots Entertainment Group Company Limited	—	62,164
HotNow (Thailand) Company Limited	—	12,715
Technology and development expense:
HotNow (Thailand) Company Limited	2,621	—
Operating expense:
HotNow (Thailand) Company Limited	—	211,589
Interest expense (income) of loan from:
Immediate Family Member	170	—
HotNow (Thailand) Company Limited	381	—
Magnolia Quality Development Corporation Limited	28,651	31,583
Tree Roots Entertainment Group Company Limited	$27,604	58,504
Other expense:
HotNow (Thailand) Company Limited	$—	5,454

The Company had the following related party balances as of November 30, 2022 and February 28, 2022:

	Nature	November 30, 2022	February 28, 2022
Amounts due from related parties:
HotNow (Thailand) Company Limited	Other receivable	—	155,425
Total		$—	155,425

Amounts due to related parties:
Immediate Family Member	Accrued expense	8,783	—
HotNow (Thailand) Company Limited	Account payable	3,131	393
	Accrued expense	1,030	—
Magnolia Quality Development Corporation Limited	Accrued expense	25,481	3,169
Tree Roots Entertainment Group	Accrued expense	55,741	32,700
Axion Interactive Inc.	Accrued expense	1,770	1,770
Red Anchor Trading Corporation	Account payable	—	395,782
Total		$95,936	433,814

Notes payable:
Immediate Family Member		—	966,314
Magnolia Quality Development Corporation Limited		423,525	459,024
Tree Roots Entertainment Group		719,993	306,016
Total		$1,143,518	1,731,354

Significant agreements with related parties

On March 24, 2021, HotPlay Thailand entered into a short-term loan with MQDC for THB 15,000,000 (equivalent to $423,525) with an interest rate of 9% per annum, which is payable on demand and unsecured. Accrued interest on this loan was $25,481 as of November 30, 2022.

In June and July 2020, HotPlay Thailand entered into a short-term loan with TREG for the aggregate principal amount of THB 17,000,000 (equivalent to $479,995) with an interest rate of 9.75% per annum, which is payable on demand and unsecured. On May 31, 2021, HotPlay Thailand repaid THB 7,000,000 (equivalent to $197,645), hence the remaining short-term loan from TREG was 10,000,000 Thai Baht (equivalent to $282,350).

On October 28, 2022, HotPlay Thailand entered into another loan agreement with TREG with the principal sum of THB 15,500,000 (equivalent to $437,643) for the Company’s operation. The loan carries interest at 15% per annum and was due on November 11, 2022. Under this loan agreement, HotPlay Thailand has agreed to repay all outstanding convertible notes issued in 2020 of THB 10,000,000 (equivalent to $282,350), together with accrued interest on the same due date. The loan is secured by the mortgage of 2,266,082 shares of Nithinan Boonyawattanapisut (“Guarantor”) in NextPlay Technologies Inc at the value of THB 6.84 per share. In the event that the Guarantor makes the repayment of the company’s obligation, the Guarantor takes on all the rights that the Lender had against the company for reimbursement. As of November 30, 2022, the loans were overdue and the interest of 15% per annum was charged as penalty from the due date up to the date that full repayment is made. The outstanding loan balance was $719,993 and interest payable was $55,741 as of the end of the period.

Next Bank currently holds a $705,000 loan that was purchased in 2020 at a discounted purchase price of $647,776, when NextBank was not partially or wholly owned by the Company. The borrower is an entity affiliated with a current member of the Bank’s board of directors. The loan bears interest at an annual rate of 10%. It is expected to be fully collected in Q3 FY2023. As of November 30, 2022, the outstanding balance was $705,000.

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

Pursuant to the Fighter Base IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which will be paid by the Company by way of the issuance to Fighter Base of 83,333 restricted shares of Company common stock (valued at $3 per share of common stock).

Pursuant to the Token IQ IPP Agreement, the intellectual property to be acquired thereunder has a mutually agreed upon value of $5 million, which will be paid by the Company by way of the issuance to Token IQ of 62,500 restricted shares of Company common stock (valued at $4 per share of common stock).

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

On May 2, 2022, the Company completed such assets acquisitions from Fighter Base and Token IQ, and pursuant to the terms of the respective IPP Agreements, the Company issued shares of its common stock as consideration for the purchase from Fighter Base and Token IQ in the amount of 83,333 and 62,500 shares, respectively. The Company recorded at fair value of the common stock issued on May 2, 2022, at a closing price $8.3 per share, as intangible asset under development, as of the recognition date and as of November 30, 2022 the balance amounted to $1,210,417.

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

Pursuant to the Letter of Intent, the Company agreed, subject to certain condition precedents, including regulatory approvals and the entry into material agreements with the sellers, to acquire approximately 12,000,000 shares of Axion, equal to 5.7% of Axion’s outstanding shares, from certain of its stockholders for approximately $2,000,000, payable in a combination of stock and cash. In connection with our entry into the Letter of Intent, we paid the sellers a $500,000 non-refundable deposit towards the cash purchase price of the shares in or around October 2020 (representing 25% of such purchase price). We also issued the sellers 235,000 shares of Company common stock in March 2021, representing an additional 25% of the purchase price. Both payments are non-refundable. A final payment of 50% of the purchase price is due 10 days after the British Columbia Securities Commission (“BCSC”) lifts a cease trade order on Axion’s shares and is payable at the option of the sellers in cash or shares of the Company’s common stock, based on a 20% discount to the Company’s stock price at the time the election to take such final payment in shares is made, provided that such stock price valuation will not be less than $40.00 per share and not more than $60.00 per share. The Letter of Intent was to be terminated if the final payment had not been made by the earlier of June 30, 2021 and 15 days after the BCSC lifts the Axion no trade order; however, the parties have verbally agreed to extend such date. The purchase is also contingent on the sellers granting the Company a proxy to vote the shares of Axion to be purchased through closing. The purchase remains subject to the negotiation of, and entry into, a definitive purchase agreement with the sellers, as well as other closing conditions, which have not been entered into and/or which have not been completed, to date.

On August 11, 2022, the British Columbia Securities Commission (the “BCSC”) announced the revocation order, however, the securities of Axion will remain suspended from trading on the TSX Venture Exchange pending the completion of a reinstatement application to the TSX Venture Exchange. The management has closely monitored Axion’s trading status and will take further action once the stock resumes trading in an active market.   As of November 30, 2022, total prepayment was $937,117 which is expected to be recovered in full.

Letter of Intent of Potential acquisition of 100% of a Bank Holding Company

On November 1, 2021, the Company signed a non-binding Letter of Intent to acquire 100% of the capital stock of a bank holding company which is the 100% owner of a community bank. In connection with the execution of the non-binding Letter of Intent, on November 10, 2021, the Company made a non-refundable deposit of $1,000,000 on behalf of itself and other parties to the acquisition (as discussed below), which shall be credited against the purchase price at closing, if completed. The acquisition, if completed, will be made with other parties, to be named subsequently, and it is expected that no individual party will acquire more than 24.9% of said bank holding company. There is no legal obligation between the parties with respect to the acquisition unless and until the parties enter into a definitive agreement with respect thereto. Closing of the transaction will be subject to regulatory approvals, amongst other things. The balance as of November 30, 2022 was in the amount of $1,000,000.

Note 6.2 – Investment in Unconsolidated Affiliates

Soma Innovation Lab Joint Venture

On March 8, 2021, the Company entered into a Joint Venture Agreement with Soma Innovation Lab (“Soma”). Pursuant to the agreement, the parties agreed to form a joint venture for designing hyper-personalized experiences for targeted gamers. The agreement requires the Company to provide Soma the use of the HotPlay technology, assuming the Company acquire ownership of such technology as a result of the closing of the Company’s pending Share Exchange (as defined below), with HotPlay (as defined below), which technology is owned by HotPlay, and that the Company would issue the principals of Soma 3,600 shares of restricted common stock (valued at $180,000), of which $45,000 was earned immediately and the remaining shares will be earned at the rate of 6,000 per month. Pursuant to the agreement, Soma agreed to provide the Company use of an email client list and other services. The joint venture is owned 50/50 between us and Soma, with net profits/revenues paid pursuant to the same 50/50 split. In the event the joint venture achieves revenue in excess of expenses and the Company recovers the $180,000 value of the shares, then the Company agreed to issue Soma a bonus of 2,500 shares of restricted common stock. The joint venture (and agreement) each have a term of two years. The Company also agreed to use Soma for certain work to be performed on its websites and travel magazine and agreed to pay Soma $75,000 per month ($225,000 in aggregate) for such work, payable by way of the issuance of 4,500 shares of restricted common stock. As of November 30, 2022, no development and activity has been started. Soma is anticipated to continue the project with NextTrip after completion of the sale thereof to TGS.

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

On November 30, 2022, the 6,142,856 shares of Bettwork’s common stock held by the Company were trading at $0.0003 per share, valued at an aggregate of $1,843. Any change in fair value is recognized as other expense in statement of income as of November 30, 2022. At this time, the Company believes Bettwork’s business is defunct and therefore the Company has written off the investment.

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

On November 4, 2022, the Company sold 3,461 shares of Recruiter at $0.635 per share amounted $2,197.73.

Acquisition of Axion Shares

The investment in affiliate at cost of $4,856,825 represents the Company’s acquisition of approximately 33.85% of Axion on November 16, 2020. Pursuant to the Axion Exchange Agreement (as defined in Note 7, below), which closed on November 16, 2020, the Axion Stockholders, exchanged ordinary shares of Axion equal to approximately 33.85% of the outstanding common shares of Axion, in consideration for 500,000 shares of Series B Convertible Preferred Stock of the Company, which automatically converted into 370,885 common shares of the Company on June 30, 2021. As of November 30, 2022, the outstanding amount of this investment was $4,415; there was no change in market price during the nine-month period ended November 30, 2022.

Also pursuant to the Axion Exchange Agreement, which closed on November 16, 2020, the Company granted a warrant to Cern One Limited (one of the Axion Stockholders), to purchase 95,713 shares of the Company’s common stock, with an exercise price of $40.00 per share. The warrants vest on the earlier of (i) the date the Axion debt is fully repaid by Axion or (ii) the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021 or the warrants will terminate. Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of November 30, 2022, these warrants are no longer outstanding.

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

Pursuant to the Axion Exchange Agreement, (a) the Axion Stockholders (including Cern One Limited (“Cern One”)), exchanged ordinary shares of Axion equal to approximately 33.85% of the then outstanding common shares of Axion, in consideration for 10,000,000 shares of Series B Convertible Preferred Stock of the Company (the “Series B Preferred Stock”); and (b) the Axion Creditors exchanged debt of Axion in the aggregate amount of $7,657,024 (the “Axion Debt”), for (i) 3,828,500 shares of Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”); and (ii) a warrant, granted to Cern One, to purchase 95,712 shares of the Company’s common stock (the “Creditor Warrants”), which is only exercisable upon the occurrence of certain events (described below). Although the Axion Share Exchange closed on November 16, 2020, the Company has yet to formally complete the transfer of the ownership of the Axion shares into its name, due to a trading suspension by the TSX Venture Exchange, which impacts Axion.

The closing of the HotPlay Exchange Agreement on June 30, 2021 triggered the automatic conversion of the Company’s outstanding Series B Convertible Preferred Stock and Series C Convertible Preferred Stock into common stock of the Company. Specifically, effective June 30, 2021, the 10,000,000 shares of outstanding Series B Convertible Preferred Stock and 3,828,500 shares of outstanding Series C Convertible Preferred Stock automatically converted into 370,885 and 191,425 shares of common stock of the Company, respectively, in accordance with the terms of such preferred stock (the “Preferred Conversion”).

The Creditor Warrants had cashless exercise rights, an exercise price of $40.00 per share and, a term of two years, beginning on the Vesting Date (defined below). The Creditor Warrants were scheduled to vest on the earlier of:

(i)	The date the Axion Debt is fully repaid by Axion, and

(ii)	the date that the Company obtains 51% or more of the voting control of, and economic rights to, Axion, provided that such vesting date must occur before November 16, 2021, or the Creditor Warrants will terminate (as applicable, the “Vesting Date”). All of the Creditor Warrants were granted to Cern One.

Because the vesting conditions had not been satisfied as of November 16, 2021, the warrants terminated automatically on such date pursuant to their terms. Accordingly, as of November 30, 2022, these warrants are no longer outstanding.

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

As of November 30, 2022, the recoverable amount of Axion receivables net allowance for credit loss were $4.6 million.

Note 8 – Intangible Assets

The following table sets forth the intangible assets, both acquired and developed, including accumulated amortization as of November 30, 2022:

	Useful Life	Cost	Impairment	Accumulated Amortization	Net Carrying Value
Software development costs	3.0 - 5.0 years	$823,102	200,000	15,743	607,359
Trademark & License	1.0 - 20.0 years	6,214,935	-	1,460,578	4,754,357
CIP – Software development		11,811,194	-	-	11,811,194
		$18,849,231	200,000	1,476,321	17,172,910

Intangible assets are amortized on a straight-line basis over their expected useful lives, which is estimated to be 1-20 years. The expected useful lives are determined as to reflect the expected pattern of consumption of the future economic benefits embedded in the assets. CIP – Software development majorly consists of advertising platform, games and financial service digital platform which will be available for general release to customers in 1 – 2 years.

During the nine-month period ended November 30, 2022, the Company recognized impairment loss of $0.2 million on software development costs in the statement of comprehensive income to reduce the carrying amount of the assets to their recoverable amount as they are no longer in use.

Amortization expense related to website development costs and intangible assets, excluding amortization of debt issuance costs, was $0.6 million and $0.9 million for the nine-month periods ended November 30, 2022 and 2021, respectively.

Based on the carrying value of definite-lived intangible assets as of November 30, 2022, we estimate our amortization expense for the next five years will be as follows:

As of November 30, 2022	Amortization Expense
2023	$1,249,566
2024	1,792,281
2025	1,689,180
2026	585,689
2027	-
$5,316,716

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

Pursuant to the Go Game SPA, the Company was also granted an option (the “Go Game Option”), to purchase up to an additional 259,895 shares of Go Game’s Class B Preferred shares from the Seller (the “Option Shares”) (representing 14% of Go Game’s outstanding Class B Preferred shares, or 51% with the Initial Go Game Shares). The Go Game Option is subject to the Seller’s acquisition of the Option Shares subsequent to the date of the Go Game SPA. The Go Game Option is exercisable from time to time after the date that the shareholders of the Company have approved the issuance of shares of common stock upon conversion of the Series D Preferred Stock and in connection with the Go Game Option (the “Approval Date”), and prior to January 1, 2022. The per share consideration due in connection with an exercise of the Go Game Option is equal to $70 million, divided by the then number of outstanding shares of Go Game ($37.71 per share at the time the agreement was entered into) (the “Call Option Price”). The Call Option Price is to be satisfied by the issuance of shares of Company common stock valued based on the greater of (a) $47.00 per share and (b) 85% of the average of the closing prices of the Company’s common stock for the prior thirty days (the “30-Day Average”). The Seller agreed not to transfer the Option Shares from the date acquired through the exercise or expiration of the Go Game Option. Upon issuance of any shares of common stock upon exercise of the Go Game Option, the Seller agreed to enter into a lock-up agreement restricting any sales or transfers of any shares of common stock of the Company for a period of 18 months following the issuance date.

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

The consummation of the transactions contemplated by the Asset Purchase Agreement (the “Closing”) occurred on April 4, 2022, following the execution of the Asset Purchase Agreement on March 30, 2022. The acquired asset had a balance, as of November 30, 2022, in the amount $5,000,000 presented as intangible asset under development as it needed further development to align with its business use and purpose. The consideration paid as of May 21, 2022 amounted to $2,950,000.

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

On May 2, 2022, the Company completed such assets acquisition from Fighter Base and Token IQ, and pursuant to the terms of the respective IPP Agreements, the Company issued shares of its common stock as consideration for the purchase from Fighter Base and Token IQ in the amount of 83,333 and 62,500 shares, respectively. The Company recorded at fair value of the common stock issued on May 2, 2022, at a closing price $8.33 per share. As of the recognition date and as of November 30, 2022, the total balance amounted to $1,210,417, presented as intangible asset under development as it needed further development to align with its business use and purpose.

Note 9 – Notes Payable

Description	As of November 30, 2022	As of February 28, 2022
Streeterville Capital, LLC	$4,555,971	$4,053,736
Business Brokers, LLC	589,000	725,000
McCarthy Tetrault LLP	362,893	—
Total	5,507,864	4,778,736
Less: Debt issuance cost	(177,083)	(315,265)
Line of Credit and Notes Payable, net	5,330,781	4,463,471
Less: Current portion of Line of Credit and Notes Payable	(5,330,781)	(4,463,471)
Line of Credit and Notes Payable Long Term, net	$—	$—

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

As of November 30, 2022, the remaining balances of the outstanding Streeterville notes were as follows:

i)	The October 2021 Note: principal balance of $1,752,639, accrued interest of $152,778 and accumulated unamortized debt issuance cost of $202,292.

ii)	The May 2022 Note: principal balance of $2,765,000, accrued interest of 92,119 and accumulated unamortized debt issuance cost of $165,251.

Loan agreement with Business Brokers, LLC

Effective November 1, 2021, a subsidiary of the Company obtained a credit facility of $ 0.725 million from Business Brokers, LLC to which it engages regularly in the issuance of construction and commercial loans. The facility is guaranteed by notes receivable.  The facility carries a blended interest of 14.05% per annum and is repayable upon the collection of the notes that guarantees it, or the Company decision to repay it in full, whichever comes first, with interest only monthly payments requirement. As of November 30, 2022, the loans had outstanding balance of $0.589 million.

June 2022 Promissory Notes

On June 13, 2022, the Company entered into two promissory notes, each in the principal amount of approximately CAD $231,121 (USD $178,234), with its former legal counsel, which notes were issued, along with a CAD $10,000 (USD $7,712) in lieu of immediate payment of outstanding amounts payable to such counsel for legal services previously rendered to the Company. The first note matured on July 31, 2022, and the second note matured on September 1, 2022; provided, however, that if the Company fails to repay the first note in full on or before its maturity date, then the second note will automatically become immediately due and payable. Both notes are unsecured and accrue interest at a rate of 18% per annum. The Company is in the process of re-negotiating the payment schedules. As of November 30, 2022, the loans had outstanding balance of $0.36 million.

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

Dividends in arrears on the previously outstanding Series A Preferred Stock shares totaled $0 and $1,102,068 as of November 30, 2022 and February 28, 2022, respectively. These dividends were paid in April 2022.

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of November 30, 2022 and February 28, 2022.

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

As of November 30, 2022 and February 28, 2022, the Company had 0 shares of Series B Preferred Stock issued and outstanding.

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

As of November 30, 2022 and February 28, 2022, the Company had 0 shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On July 21, 2021, the Company designated Series D Convertible Preferred Stock (“Series D Preferred Stock”), by filing a Certificate of Designation of such Series D Preferred Stock with the Secretary of State of Nevada (the “Series D Designation”). The Series D Designation, which was approved by the board of directors of the Company on July 15, 2021, designated 6,100,000 shares of Series D Preferred Stock, $0.00001 par value per share. The Series D Designation provides that the Series D Preferred Stock has a liquidation preference which is (a) pari passu with respect to the Company’s common stock; and (b) junior to all current and future senior indebtedness and securities of the Company. If the Company determines to liquidate, dissolve or wind-up its business and affairs, the Company will prior to or concurrently with the closing, effectuation or occurrence of any such action, pay the holders of the Series D Preferred Stock, pari passu with the holders of the common stock, an amount equal to the Liquidation Preference per share of Series D Preferred Stock. The “Liquidation Preference” per share of the Series D Preferred Stock is equal to $1.00 per share, or $6,100,000 in aggregate. Each share of Series D Preferred Stock is automatically convertible on the fifth business day after the date that the shareholders of the Company, as required pursuant to applicable rules and regulations of NASDAQ, has approved the issuance of the shares of common stock upon conversion of the Series D Preferred Stock, and such other matters as may be required by NASDAQ or SEC rules and requirements to allow the conversion of the Series D Preferred Stock, into that number of shares of common stock as equal the Conversion Rate multiplied by the then outstanding shares of Series D Preferred Stock. For the purposes of the following sentence: “Conversion Rate” equals 0.44 shares of Company common stock for each share of Series D Preferred Stock converted, which equals (i) the Liquidation Preference ($1.00 per share of Series D Preferred Stock), divided by (ii) $45.60, the average of the closing sales prices for the Company’s common stock on the Nasdaq Capital Market for the 30 days prior to July 15, 2021, rounded to the nearest hundredths place, subject to equitable adjustment for stock splits and combinations.

The Company had 0 shares of Series D Preferred Stock outstanding as of November 30, 2022 and February 28, 2022.

Common Stock

Effective January 6, 2023, the Company implemented a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.00001 per share (the “Common Stock”), at a  ratio of 1-for-20 (the “Reverse Split”). In order to implement the Reverse Split, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effectuate the Reverse Split in accordance with Nevada Revised Statutes (“NRS”) Section 78.209. The Company is effecting the Reverse Split to satisfy the $1.00 minimum bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on The Nasdaq Capital Market.

In connection with the reverse stock split, the number of authorized shares of common stock and the number of issued and outstanding shares of common stock are proportionally reduced without change in par value per share of $0.00001. Also on the Effective Date, all options, warrants and other convertible securities of the Company that are outstanding immediately prior to the Reverse Split will be adjusted by dividing the number of shares of Common Stock into which the options, warrants and other convertible securities are exercisable or convertible by 20, and multiplying the exercise or conversion price thereof by 20, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Accordingly, all historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

During the nine-months ended November 30, 2022, the following shares of common stock were issued:

-	60,738 shares of common stock for Board of Directors’ compensation, valued at $383,120.

-	29,018 shares of common stock for consulting services, valued at $641,700

-	158,014 shares of common stock for assets purchased, valued at $1,266,488.

The Company had 5,665,861  and 5,418,001 shares of common stock issued and outstanding at November 30, 2022 and February 28, 2022, respectively.

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

Common Stock Warrants

The following table sets forth common stock purchase warrants outstanding as of November 30, 2022, and February 28, 2022, and changes in such warrants outstanding for the quarter ending November 30, 2022, effected for the reverse stock split as disclosed in Note 1:

	Warrants	Weighted Average Exercise Price

Outstanding, February 28, 2022	740,584	$41.00
Warrants expired	(19,038)	103.00
Outstanding, November 30, 2022	721,546	$39.40
Common stock issuable upon exercise of warrants	721,546	$39.40

On January 28, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”) in a virtual format. Stockholders did not approve an amendment to the exercise price provisions of those warrants (the “Warrants”) issued in connection with a registered direct offering of the Company’s securities pursuant to that Stock Purchase Agreement entered into by and among the Company and certain investors on November 1, 2021, and specifically to remove the $39.40 floor price (the “Floor Price”) of the Warrants such that the exercise price of the Warrants may be reduced below the Floor Price in the event that the Company issues or enters into any agreement to issue securities for consideration less than the then current exercise price of the warrants (the “Warrant Amendment”).

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

On November 30, 2022, there were warrants outstanding to purchase an aggregate of 721,546 shares of common stock with a weighted average exercise price of $39.40 and weighted average remaining life of 3.97 years.

As discussed above, on November 1, 2021, the Company issued Warrants to purchase an aggregate of 712,026 shares of Company common stock in connection with the Offering. Each whole warrant sold in the Offering will be exercisable for one share of common stock at an initial exercise price of $39.40 per share (the “Initial Exercise Price”), the closing sales price of the Company’s common stock on October 29, 2021 (the last trading day prior to the date that the Purchase Agreement was entered into). The Warrants may be exercised commencing six months after the issuance date (the “Initial Exercise Date”) and terminating on the fifth anniversary of the Initial Exercise Date. The Warrants are exercisable for cash; provided, however that they may be exercised on a cashless exercise basis if, at the time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of Common Stock issuable upon exercise of the Warrants. The exercise of the Warrants will be subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a purchaser prior to the issuance of any shares, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon exercise of the Warrant held by the applicable holder, provided that the holders may increase or decrease the beneficial ownership limitation (up to a maximum of 9.99%) upon 61 days advance notice to the Company, which 61 day period cannot be waived.

The Warrants also include certain anti-dilution rights, which provide that if at any time the Warrants are outstanding, the Company issues or enters into any agreement to issue, or is deemed to have issued or entered into an agreement to issue (which includes the issuance of securities convertible or exercisable for shares of Common Stock), securities for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities; provided, however, that unless and until the Company has received stockholder approval to reduce the exercise price of the Warrants below $39.40 per share (the “Floor Price”), no such adjustment to the exercise price may be made. Pursuant to the Purchase Agreement, the Company has agreed to use its reasonable best efforts to obtain stockholder approval within 90 days from the date of the prospectus supplement to remove the Floor Price of the Warrants. In the event that such stockholder approval is not obtained within 90 days of the date of the prospectus supplement, the Company has agreed to hold a special meeting of its stockholders every three months thereafter, for so long as the Warrants remain outstanding, to obtain such stockholder approval.

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

As of November 30, 2022, none of the Warrants have been exercised by the holders thereof.

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

The following schedule represents obligations and commitments on the part of the Company:

	Current	Long Term
	FYE 2023	FYE 2024	Totals
Office Leases	$230,432	$293,842	$524,274
Insurance and Other	1,800	7,200	9,000
Totals	$232,232	$301,042	$533,274

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

IDS Settlement

On August 15, 2019, the Company entered into an Intellectual Property Purchase Agreement with IDS Inc. (“IDS” and the “IP Purchase Agreement”). Pursuant to the agreement, the Company purchased certain proprietary technology from IDS for the reservation and booking of air travel, hotel accommodations, car rentals, and ancillary products, services, and amenities, integration of the same with the providers of such products and services, associated functions, including website addresses, patents, trademarks, copyrights and trade secrets relating thereto, and all goodwill associated therewith (collectively, the “IP Assets”). In consideration for the purchase, the Company issued IDS 98,400 restricted shares of Company common stock (the “IDS Shares”) valued at $50.00 per share, or $4,920,000 in the aggregate.

On April 27, 2020, the Company filed a verified complaint for injunctive relief against IDS and TD Assets Holding, LLC (“TD Asset”), Navarro McKown, Aaron McKown and Ari Daniels, which parties are affiliated with IDS, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida (Case No. CACE-20-007088). Pursuant to the complaint, the Company alleged causes of action against the defendants, including IDS, based on among other things, fraud, conspiracy to commit fraud, aiding and abetting fraud, rescission, and breach of contract, and sought a temporary and permanent injunction against the defendants, requiring such persons to return the 98,400 IDS Shares issued pursuant to the terms of the IP Purchase Agreement and preventing such persons from selling or transferring any IDS Shares, sought damages from the defendants, rescission of the IP Purchase Agreement, attorneys fees and other amounts. The defendants subsequently filed various counterclaims against the Company.

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

Effective on May 18, 2021, the Company, IDS, TD Asset and Ari Daniels, the principal of IDS, entered into an Amendment to Intellectual Property Purchase Agreement (the “IP Purchase Amendment”). Pursuant to the IP Purchase Agreement, the parties amended the IP Purchase Agreement, with the Company agreeing to make a payment to IDS in the amount of $2,850,000 (the “Payment”), payable by way of an initial payment of $500,000, and twelve monthly payments of approximately $195,833 (collectively, the “Required Payments”), with such monthly payments beginning 30 days after the initial payment, which is due seven days after the date of the IP Purchase Amendment. Such monthly payments may be pre-paid at any time without penalty. At the Company’s option, any portion of the amount due may be paid to IDS by a party separate from the Company (either a related party of the Company or a third-party) (a “Paying Party”), for the benefit of the Company, which shall be treated for all purposes as a payment by the Company. As consideration for such Paying Party making such payment on behalf of the Company, IDS agreed to transfer the Paying Party a number of the IDS Shares equal to the amount of the cash payment(s) made by a Paying Party multiplied by 0.03444 as to the first $500,000 payment, and 0.03455 as to the monthly payments (as applicable, the “Applicable Portion” of the IDS Shares). Upon each payment of amounts due to IDS pursuant to the terms of the IP Agreement Amendment as discussed above by the Company (instead of a Paying Party), IDS agreed to transfer the portion of the IDS Shares equal to the Applicable Portion, to the Company.

Pursuant to the IP Purchase Amendment, on May 19, 2021, the Company made the initial payment of $500,000. Thereafter, the first 17,220 shares of common stock repurchased by the Company were returned to treasury and cancelled.

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

The entire IDS Settlement, agreements, and amendment are part of the proposed sale of NextTrip, whereby upon closing of the proposed transaction, the IDS settlement will no longer be a responsibility of the Company; provided, however, that, if the Company fails to make certain required installment payments to NextTrip within five (5) business days of being due, such IDS payment obligations will revert back to the Company. As of November 30, 2022, the Company failed to make such payments and is in progress of mediation.

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

As of November 30, 2022, there has been no significant update in the court proceedings.

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

As of November 30, 2022, the Company has two operating segments consisting of (i) the NextMedia Division, which consists of HotPlay, and (ii) the NextFinTech Division, which consists of Longroot and NextBank. The Company’s chief operating decision makers are considered to be the Co-Chief Executive Officers. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the single operating segment level. At the reporting date, only NextFinTech generated revenue from operation.

As described in Note 14 for the strategic sales of NextTrip and Reinhart/Zappware units, the business of NextTrip represented the entirety of the NextTrip operating segment and Reinhart Digital TV was a part of NextMedia operating segment prior to being classified as held for sale. As of November 30, 2022, they were classified as held for sale and therefore no longer presented in segment reporting.

Schedule of segments

For the nine-month ended November 30, 2022	NextFinTech	NextMedia	Totals
Revenue	$1,551,620	—	1,551,620
Cost of revenue	$1,115,177	—	1,115,177
Gross profit	$436,443	—	436,443

Operating expenses:
General and administrative	$1,712,052	355,119	2,067,171
Salaries and benefits	2,402,185	711,047	3,113,232
Depreciation and amortization	84,001	450,126	534,127
Others	539,606	95,303	634,909
Total operating expenses	$4,737,844	1,611,595	6,349,439

Operating loss	$(4,301,401)	(1,611,595)	(5,912,996)

Other income/(expense)	$(66,488)	(74,509)	(140,997)

Net (loss) before tax – reportable segment	$(4,367,889)	(1,686,104)	(6,053,993)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			5,518,607
- Salaries and benefits			924,019
- Other operating expenses			1,537,632
- Other expenses			260,924
- Interest expense			559,796
			8,800,978
Net (loss) before tax from continuing operation			(14,854,971)

Segment assets	46,338,663	17,977,371	64,316,034
Unallocated assets			7,361,923
Assets from discontinued operation			32,297,381
Total asset			103,975,338

For the three months ended November 30, 2022	NextFinTech	NextMedia	Totals
Revenue	$628,672	—	628,672
Cost of revenue	$447,153	—	447,153
Gross profit	$181,519	—	181,519

Operating expenses:
General and administrative	$90,651	45,434	136,085
Salaries and benefits	584,275	204,385	788,660
Depreciation and amortization	28,820	153,916	182,736
Others	194,923	14,940	209,863
Total operating expenses	$898,669	418,675	1,317,344

Operating loss	$(717,150)	(418,675)	(1,135,825)

Other expenses	$(29,293)	(37,680)	(66,973)

Net (loss) before tax – reportable segment	$(746,443)	(456,355)	(1,202,798)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			766,420
- Salaries and benefits			360,408
- Other operating expenses			329,113
- Other expenses			240,471
- Interest expense			207,597
			1,904,009
Net (loss) before tax from continuing operation			(3,106,807)

For the nine-month ended November 30, 2021	NextFinTech	NextMedia	Totals
Revenue	$713,879	-	713,879
Cost of Revenue	$295,571	-	295,571
Gross Profit	$418,308	-	418,308

Operating expenses:
General and administrative	$1,016,795	346,548	1,363,343
Salaries and benefits	623,847	1,094,049	1,717,896
Depreciation and amortization	32,954	418,648	451,602
Others	206,563	142,927	349,490
Total operating expenses	$1,880,159	2,002,172	3,882,331

Operating loss	$(1,461,851)	(2,002,172)	(3,464,023)

Other income/(Expense)	$15,717	(27,694)	(11,977)

Net (loss) before tax - reportable segment	$(1,446,134)	(2,029,866)	(3,476,000)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			4,411,245
- Salaries and benefits			1,723,600
- Other operating expenses			1,852,178
- Other expenses (income)			5,509,376
- Interest expense (income)			(98,136)
			13,398,263
Net (loss) before tax from continuing operation			(16,874,263)

Segment assets	38,453,929	14,474,490	52,928,419
Unallocated assets			31,290,397
Assets from discontinued operation			36,742,504
Total asset			120,961,320

For the three-month ended November 30, 2021	NextFinTech	NextMedia	Totals
Revenue	$420,522	-	420,522
Cost of revenue	$208,232	-	208,232
Gross profit	$212,290	-	212,290

Operating expenses:
General and administrative	$576,974	102,120)	679,094
Salaries and benefits	341,626	290,916	632,542
Depreciation and amortization	17,884	142,583	160,467
Others	114,413	45,784	160,197
Total operating expenses	$1,050,897	581,403	1,632,300

Operating loss	$(838,607)	(581,403)	(1,420,010)

Other income/(expense)	$(32,510)	16,470	(16,040)

Net (loss) before tax - reportable segment	$(871,117)	(564,933)	(1,436,050)

Unallocated distribution and administrative expenses and finance cost:
- General and administrative			3,546,141
- Salaries and benefits			1,066,597
- Other operating expenses			1,150,561
- Other expenses (income)			825,783
- Interest expense			(55,226)
			6,533,856
Net (loss) before tax from continuing operation			(7,969,906)

There were no reconciling or inter-company items between segments during the three-month and nine-month period ended November 31, 2022.

Schedule of geographic information

	For three-month period ended		For nine-month periods ended
Revenue	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
United States and Puerto Rico	$628,672	$420,522	$1,551,620	$713,879
	$628,672	$420,522	$1,551,620	713,879

Long-lived Assets	November 30, 2022	February 28, 2022
United States and Puerto Rico	$32,115,001	$44,128,496
Europe	—	11,913,658
Thailand	10,664,228	9,951,343
	$42,779,229	$65,993,497

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

Note 14– Subsequent Events

In accordance with ASC 855-10 “Subsequent Events”, the company has analyzed its operations subsequent to November 30, 2022, to January 18, 2023, the date when the financial statements were issued. The Management of the Company determined that there were no reportable events other than those noted that occurred during that subsequent period to be disclosed or recorded.

On January 4, 2023, Timothy Sikora notified NextPlay Technologies, Inc., a Nevada corporation (the “Company”), of his resignation as the Company’s Chief Information Officer, effective December 30, 2022. Mr. Sikora tendered his resignation in connection with the pending separation of NextTrip Group, LLC, a subsidiary of the Company, from the Company, as previously disclosed in that Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 29, 2022. Mr. Sikora’s resignation is not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “NextPlay” refer specifically to NextPlay Technologies, Inc., and its consolidated subsidiaries.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the nine months ended November 30, 2022 and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

OVERVIEW

During the nine month period ended November 30, 2022, NextPlay Technologies, Inc., together with its consolidated subsidiaries, is building a technology solutions company, offering games, in-game advertising, digital asset products and services to consumers and corporations within a growing worldwide digital ecosystem. NextPlay’s engaging products and services utilize innovative advertising technology (“AdTech”), Artificial Intelligence (“AI”) and financial technology (“FinTech”) solutions to leverage the strengths and channels of its existing and acquired technologies.

As of November 30, 2022, NextPlay is organized into two divisions: (i) NextMedia, the Company’s Interactive Digital Media Division and (ii) NextFinTech, the Company’s Finance and Technology Division.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 18, 2022, Kent Taepakdee resigned from his position as the Chief Financial Officer of NextPlay Technologies, Inc., a Nevada corporation (the “Company”). Mr. Taepakdee’s resignation is not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, or any issues regarding the Company’s accounting policies or practices.

On November 28, 2022, the board of directors of NextPlay Technologies, Inc., a Nevada corporation (the “Company”) appointed Mr. Nutthaphol Rungsakhon to serve as the Company’s interim Chief Financial Officer (the “Interim CFO”), effective immediately. His appointment fills the vacant position resulting from Kent Taepakdee’s resignation on November 18, 2022, as disclosed in that Current Report on Form 8-K filed by the Company on November 25, 2022. Mr. Rungsakhon will hold this interim position until his successor is duly elected and qualified, subject to his earlier death, resignation, or removal.

Reverse Stock Split

Effective January 6, 2023, the Company implemented a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.00001 per share (the “Common Stock”), at a ratio of 1-for-20 (the “Reverse Split”). In order to implement the Reverse Split, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effectuate the Reverse Split in accordance with Nevada Revised Statutes (“NRS”) Section 78.209. The Company is effecting the Reverse Split to satisfy the $1.00 minimum bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on The Nasdaq Capital Market.

In connection with the reverse stock split, the number of authorized shares of common stock and the number of issued and outstanding shares of common stock are proportionally reduced without change in par value per share of $0.00001. Also on the Effective Date, all options, warrants and other convertible securities of the Company that are outstanding immediately prior to the Reverse Split will be adjusted by dividing the number of shares of Common Stock into which the options, warrants and other convertible securities are exercisable or convertible by 20, and multiplying the exercise or conversion price thereof by 20, all in accordance with the terms of the plans, agreements or arrangements governing such options, warrants and other convertible securities and subject to rounding to the nearest whole share. Accordingly, all historical per share data, number of shares outstanding and other common stock equivalents for the periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

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

As a result of the foregoing, since June 28, 2022, Reinhart/Zappware and NextTrip were no longer treated as a division of the Company; accordingly, for the nine-month period ended November 30, 2022, the Company had two remaining reportable business segments: NextFinTech and NextMedia.

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

RESULTS OF OPERATIONS

As discussed elsewhere in this report, as a result of the proposed sale of NextTrip and Reinhart/Zappware to TGS, Reinhart/Zappware and NextTrip were no longer treated as a division of the Company, and instead have been classified as assets held for sale; accordingly, unless otherwise stated, the results of continuing operations included herein for the nine-month period ended November, 2022 exclude the results of NextTrip and Reinhart/Zappware.

For the Nine months Ended November 30, 2022 Compared to Nine months Ended November 30, 2021

Revenues

Our total revenues increased to $1.55 million for the nine months ended November 30, 2022, as compared to $0.71 million for the nine months ended November 30, 2021. The increase is derived from the loan portfolio organic growth and increase in financial services of NextBank.

Cost of Revenues

Our total cost of revenues increased to $1.11 million for the nine months ended November 30, 2022, compared to $0.30 million for the nine months ended November 30, 2021. Our gross profit was $0.44 million for the nine months ended November 30, 2022, compared to $0.42 million for the nine months ended November 30, 2021. Cost of revenues and gross profit increased in line with revenue of NextBank.

Operating Expenses

Our operating expenses include general and administrative, salaries and benefits, technology and development, stock-based compensation, selling and promotion and depreciation and amortization. Our operating expenses increased to $2.46 million for the nine months ended November 30, 2022, as compared to the $11.87 million for the nine months ended November 30, 2021.

This increase was mainly related to:

(i)	General and administrative expenses, which increased to $1.53 million for the nine months ended November 30, 2022, as compared to $5.78 million for the nine months ended November 30, 2021. The increase is mainly due to professional and consultant fees;

(ii)	$0.60 million increase in salaries and benefits, due to having an increased number of employees 2022 compared to 2021;

(iii)	$0.50 million increase in technology and development, due to professional fees and software license expenses;

(iv)	$0.14 million increase in stock-based compensation given to consultants and business vendors;

(v)	$0.016 million increase in selling and promotion expenses, due to the operation for the prior period from NextTrip; and

(vi)	$0.33 million decrease in depreciation and amortization from a write-off some assets of the Company.

Other Income and Expenses

Our other income and expenses include valuation gain or loss on investments, impairment loss, interest income or expense, and other income or expense. Our total other expenses amounted to $0.96 million for the nine months ended November 30, 2022, compared to other expenses of $5.42 million for the nine months ended November 30, 2021. The period over period change is mainly attributable to the valuation loss on investments of $2.34 million.

Non-Controlling Interest

We had an increase in loss in non-controlling interest of $1.16 million for the nine months ended November 30, 2022, compared to a loss in non-controlling interest of $1.39 million for the nine months ended November 30, 2021, mainly due to a loss from operation for the period from Reinhart/Zappware in the 2022 period.

Net Loss after tax from continuing operation

We had a net loss attributable to the Company of $14.62 million for the nine months ended November 30, 2022, compared to a net loss attributable to the Company of $16.12 million for the nine months ended November 30, 2021, primarily due to the decrease in other expenses of $4.46 million.

Net Loss after tax from discontinued operation

Loss from discontinued operations $5.69 million represents 2 reporting entities below:

(i)	Reinhart/Zappware: net loss from operation of $4.71 million and

(ii)	NextTrip: net loss from operation of $0.98 million, as the global travel demand slowly recovered.

The discontinued operations classified as held for sale were considered for its impairment since March 1, 2022 and did not continue to depreciate/amortize their fixed assets per accounting standard, this primarily resulted in net profit for Reinhart/Zappware.

LIQUIDITY AND CAPITAL RESOURCES

On November 30, 2022, we had $2.56 million of cash and cash equivalents, which was decreased from $1.72 million as of February 28, 2022 due primarily to cash out flow from investing activities of $4.82 million for intangible asset acquisition.

As of November 30, 2022, the Company had total current liabilities of $57.90 million, which represented:

-	Line of credit and notes payable of $5.33 million, mainly consisting of notes payable to Streeterville;

-	Accounts payable and accrued expense of $9.74 million;

-	Customer deposits of $27.28 million from NextBank; and

-	Liabilities classified as held for sale of $13.76 million, mainly consisting of liabilities of Reinhart/Zappware and NextTrip.

As of November 30, 2022, we had approximately $103.985 million in total assets, $57.90 million in total liabilities and a total accumulated deficit of $57.17 million.

Cash used in operating activities was $0.33 million for the nine months ended November 30, 2022, compared to $12.57 million of cash used in operating activities during the nine months ended November 30, 2021. The decrease was mainly due to operating expense and other related activities.

Net cash used in investing activities was $4.82 million for the quarter ended November 30, 2022, as compared to net cash generated in investing activities of $11.57 million for nine months ended November 30, 2021. The cash used in investing activities are mainly attributable to the intangible asset acquisition of GoGame and travel platform in 2022 while 2021 represented HotPlay’s cashflow for reverse takeover activities.

Net cash generated in financing activities was $1.09 million for the nine months ended November 30, 2022, compared to net cash used in by financing activities of $21.97 million for the nine months ended November 30, 2021, the significant cash used in previous year came from the proceeds from the sale of common stock and warrants in a registered public offering. In 2022, the decrease was primarily due to proceed from notes payable - related party of $1.36 million while 2021 represented HotPlay’s cashflow received from shareholders in conjunction with the reverse takeover activities.

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

We have limited financial resources. As of November 30, 2022, we have working capital of $3.53 million. Our monthly cash requirement is approximately $1.4 million.

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

As of November 30, 2022, the remaining aggregate principal balance of the March 2021 Streeterville Notes was $0.

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

As of November 30, 2022, the remaining aggregate principal balance of the October 2021 Streeterville Notes was $1,752,639, plus accrued interest of $152,778.

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

As of November 30, 2022, the remaining aggregate principal balance of the May 2022 Streeterville Notes was $2,765,000, plus accrued interest of $92,119.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022, which was filed with the SEC on June 21, 2022, are those that depend most heavily on these judgments and estimates. As of November 30, 2022, there had been no material changes to any of the critical accounting policies contained therein.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut, our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Co-Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of November 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Principal Executive Officer (Ms. Boonyawattanapisut our Co-Chief Executive Officer) and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As of November 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 30, 2022, the Company had an accumulated deficit of $57.17 million. Net loss after tax from continuing operation and from discontinued operations for the nine months ended November 30, 2022, amounted to $14.85 million and $5.69 million, respectively. Our FinTech Division generated gross profits of $0.44 million for the nine months ended November 30, 2022, and as of November 30, 2022, we had working capital of $3.53 million. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

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

We currently have a monthly cash requirement of approximately $1.4 million. We believe that in the aggregate, we could require several millions of dollars to support and expand the marketing and development of our products, repay debt obligations, provide capital expenditures for additional equipment and development costs, payment obligations, office space and systems for managing the business, and cover other operating costs until our planned revenue streams from all products are fully implemented and begin to offset our operating costs. We require additional funding in the future and if we are unable to obtain additional funding on acceptable terms, or at all, it will negatively impact our business, financial condition, and liquidity. As of November 30, 2022 and February 28, 2022, we had $57.67 million and $27.50 million of current liabilities, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Securities

There have been no sales of unregistered securities during the nine months ended November 30, 2022, and from the period from December 1, 2022, to the filing date of this report, which have not previously been disclosed in our periodic reports or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated By Reference
		Furnished
		or Filed			Filing
Exhibit No.	Description	Herewith	Form	Exhibit	Date	File No.
2.1	Asset Purchase Agreement, dated March 30, 2022, by and among NextPlay Technologies, Inc., Go Game Pte Ltd and David Ng.		8-K	2.1	4/5/2022	001-38402
2.2	Securities Exchange Agreement, dated June 28, 2022.		8-K	2.1	6/29/2022	001-38402
3.1	Certificate of Change, filed December 29, 2022.		8-K	3.1	1/5/2023	001-38402
3.2	Certificate of Correction, filed January 4, 2023.		8-K	3.2	1/5/2023	001-38402
4.1	Form of Common Stock Purchase Warrant.		8-K	4.1	11/3/2021	001-38402
10.1	At the Market Offering Agreement, dated March 4, 2022, between NextPlay Technologies, Inc. and H.C. Wainwright & Co., LLC		8-K	10.1	3/4/2022	001-38402
10.2	Revenue Share Agreement, by and between NextPlay Technologies, Inc. and Go Game Pte Ltd.		8-K	10.1	4/5/2022	001-38402
10.3	Restrictive Covenant Agreement, by and between NextPlay Technologies, Inc. and David Ng		8-K	10.2	4/5/2022	001-38402
10.4	Standstill Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.1	5/11/2022	001-38402
10.5	Note Purchase Agreement, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.2	5/11/2022	001-38402
10.6	Secured Promissory Note, dated May 5, 2022, by and between NextPlay Technologies, Inc. and Streeterville Capital, LLC		8-K	10.3	5/11/2022	001-38402
10.7	Security Agreement, dated May 5, 2022, by NextPlay Technologies, Inc. in favor of Streeterville Capital, LLC		8-K	10.4	5/11/2022	001-38402
10.8	Form of Amendment of Articles of TGS Esports Inc. for Preferred Shares.		8-K	10.1	6/29/2022	001-38402
10.9	Separation Agreement, dated as of June 28, 2022.		8-K	10.2	6/29/2022	001-38402
10.10	Form of Right of First Refusal and Distribution Agreement.		8-K	10.3	6/29/2022	001-38402
10.11	Form of Stock Escrow Agreement.		8-K	10.4	6/29/2022	001-38402
10.12	Loan and Security Agreement, dated May 31, 2022, by and between NextBank International, Inc. and Savi Capital Partners LLC.		8-K	10.1	10/11/2022	001-38402

10.13	First Amendment to Loan and Security Agreement, dated September 27, 2022 and effective October 4, 2022, by and between NextBank International, Inc. and Savi Capital Partners LLC.		8-K	10.2	10/11/2022	001-38402
10.14	Amended and Restated Revolving Credit Note, dated September 27, 2022 and effective October 4, 2022.		8-K	10.3	10/11/2022	001-38402
10.15	Stock Purchase Agreement, effective as of October 16, 2022, by and between the Company, NextFintech Holdings, Inc., NextBank International, Inc. and an institutional investor.		8-K	10.1	10/20/2022	001-38402
10.16	Common Stock Purchase Warrant, effective as of October 16, 2022 by and between NextBank International, Inc. and an institutional investor.		8-K	10.2	10/20/2022	001-38402
10.17	Investor Rights Agreement, effective as of October 16, 2022 by and between the Company, NextFintech Holdings, Inc., and an institutional investor.		8-K	10.3	10/20/2022	001-38402
10.18*	Loan Agreement, effective as of October 28, 2022 by and between Tree Roots Entertainment Group Company Limited (Lender) and HotPlay (Thailand) Company Limited.	X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	X

*	Filed herewith.

**	Furnished herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTPLAY TECHNOLOGIES, INC.

Date: January 18, 2023	/s/ Nithinan “Jess” Boonyawattanapisut
Nithinan “Jess” Boonyawattanapisut
Co-Chief Executive Officer
(Principal Executive Officer)

Date: January 18, 2023	/s/ Nutthaphol “Paul” Rungsakhon
Nutthaphol “Paul” Rungsakhon
Chief Financial Officer
(Principal Accounting/Financial Officer)